Form 10-Q
period 2007-09-30
Corporate Property Associates 17 - Global INC
filed 2007-12-14
CIK 1390213

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000-52891
CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
(Exact name of registrant as specified in its charter)

Maryland	20-8429087
(State of incorporation)	(I.R.S. Employer Identification No.)

50 Rockefeller Plaza
New York, New York	10020
(Address of principal executive office)	(Zip Code)
Investor Relations (212) 492-8920
(212) 492-1100
(Registrant’s telephone numbers, including area code)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐      No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
Registrant has 22,222 shares of common stock, $.001 par value outstanding at December 7, 2007.

INDEX

Page No.
PART I — FINANCIAL INFORMATION
Item 1. — Financial Statements*
Balance Sheets as of September 30, 2007 and February 20, 2007	2
Statements of Operations for the three months ended September 30, 2007 and the period from inception (February 20, 2007) through September 30, 2007	3
Statement of Cash Flows for the period from inception (February 20, 2007) through September 30, 2007	4
Notes to Financial Statements	5
Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3. — Quantitative and Qualitative Disclosures About Market Risk	11
Item 4T. — Controls and Procedures	11

PART II — OTHER INFORMATION
Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds	11
Item 6. — Exhibits	11
Signatures	12
EX-3.1: ARTICLES OF AMENDMENT AND RESTATEMENT
EX-3.2: BYLAWS
EX-4.1: DISTRIBUTION REINVESTMENT AND STOCK PURCHASE PLAN
EX-10.1: ADVISORY AGREEMENT
EX-10.2: AGREEMENT OF LIMITED PARTNERSHIP
EX-10.3: SALES AGENCY AGREEMENT
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32: CERTIFICATIONS

*	The summarized financial statements contained herein are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of such financial statements have been included.
Forward Looking Statements
This quarterly report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report, contains forward-looking statements that involve risks, uncertainties and assumptions. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “expect,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan” or similar expressions. Do not unduly rely on forward-looking statements. They give our expectations about the future and are not guarantees, and speak only as of the date they are made. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievement to be materially different from the results of operations or plan expressed or implied by such forward-looking statements. While we cannot predict all of the risks and uncertainties, they include, but are not limited to, the risk factors described in our Registration Statement on Form S-11 dated November 2, 2007. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved.
As used in this quarterly report on Form 10-Q, the terms “we,” “us” and “our” represent Corporate Property Associates 17 – Global Incorporated, unless otherwise indicated.
CPA®:17 – Global 9/30/2007 10-Q — 1

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
PART I
ITEM 1. — FINANCIAL STATEMENTS
BALANCE SHEETS (UNAUDITED)

	September 30, 2007	February 20, 2007
		(NOTE)
Assets
Cash and cash equivalents	$200,000	$200,000
Deferred offering costs	1,557,513	—

Total assets	$1,757,513	$200,000

Liabilities
Due to affiliates	$1,597,797	$—
Commitments and contingencies (Note 4)

Stockholders’ Equity
Common stock, $0.001 par value; authorized 25,000 shares; issued and outstanding, 22,222 shares	22	22
Additional paid-in capital	199,978	199,978
Accumulated deficit	(40,284)	—

Total stockholders’ equity	159,716	200,000

Total liabilities and stockholders’ equity	$1,757,513	$200,000

Note: The balance sheet at February 20, 2007 has been derived from the audited financial statement at that date.
The accompanying notes are an integral part of these financial statements.
CPA®:17 – Global 9/30/2007 10-Q — 2

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
STATEMENTS OF OPERATIONS (UNAUDITED)
For the period from inception (February 20, 2007) through September 30, 2007

		Period from Inception
	Three Months Ended	(February 20, 2007) to
	September 30, 2007	September 30, 2007
Expenses
General and administrative	$—	$(40,284)

Net Loss	$—	$(40,284)

Loss Per Share	$—	$(1.81)

Weighted Average Shares Outstanding	22,222	22,222

The accompanying notes are an integral part of these financial statements.
CPA®:17 – Global 9/30/2007 10-Q — 3

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
STATEMENT OF CASH FLOWS (UNAUDITED)
For the period from inception (February 20, 2007) through September 30, 2007

Cash Flows — Operating Activities
Net loss	$(40,284)
Adjustments to reconcile net loss to net cash provided by operating activities:
Noncash expenses — offering costs	40,284

Net cash provided by operating activities	—

Cash Flows — Financing Activities
Proceeds from stock issuance	200,000

Net cash provided by financing activities	200,000

Net increase in cash and cash equivalents:	200,000
Cash and cash equivalents, beginning of period	—

Cash and cash equivalents, end of period	$200,000

Noncash investing and financing activities:
(a) Offering costs deferred to date total $1,557,513.
(b) Amounts due to affiliate for offering and organization costs total $1,597,797 to date.
The accompanying notes are an integral part of these financial statements.
CPA®:17 – Global 9/30/2007 10-Q — 4

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
Note 1. Organization and Offering
Organization
Corporate Property Associates 17 – Global Incorporated, a Maryland corporation was formed in February 2007 for the purpose of investing in a diversified portfolio of income-producing commercial properties and other real estate related assets, both domestically and outside the United States. We intend to qualify as a real estate investment trust (“REIT”) and intend to conduct substantially all of our investment activities and own all of our assets through CPA:17 Limited Partnership, our operating partnership. We are a general partner and a limited partner and own a 99.985% capital interest in the operating partnership.W. P. Carey Holdings, LLC (“Carey Holdings”), a subsidiary of W. P. Carey & Co. LLC (“W. P. Carey”), holds a special general partner interest in the operating partnership. We had not begun operations as of September 30, 2007.
Carey Asset Management Corp., a subsidiary of W. P. Carey, is our advisor and will manage our business. The advisor also currently manages three other affiliated Corporate Property Associates REITs.
Public Offering
On November 2, 2007, our registration statement on Form S-11 (File No. 333-140842), covering an initial public offering of up to 200,000,000 shares of common stock at $10.00 per share was declared effective under the Securities Act of 1933, as amended. The registration statement also covers the offering of up to 50,000,000 shares of common stock at $9.50 pursuant to our distribution reinvestment and stock purchase plan. Our initial public offering is being offered on a “best efforts” basis by Carey Financial, LLC, an affiliate of the advisor (“Carey Financial”), and selected other dealers.
We intend to use the net proceeds of the offering to acquire, own and manage a portfolio of commercial properties leased to a diversified group of companies primarily on a single tenant net lease basis.
On February 20, 2007, W. P. Carey purchased 22,222 shares of common stock for $200,000 and was admitted as our initial stockholder. W. P. Carey purchased its shares at $9.00 per share, net of commissions and fees, which would have otherwise been payable to Carey Financial.
Note 2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Basis of Consolidation
When we obtain an economic interest in an entity, we evaluate the entity to determine if the entity is deemed a variable interest entity (“VIE”), and if we are deemed to be the primary beneficiary, in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”). We consolidate (i) entities that are VIEs and of which we are deemed to be the primary beneficiary and (ii) entities that are non-VIEs which we control. Entities that we account for under the equity method (i.e. at cost, increased or decreased by our share of earnings or losses, less distributions) include (i) entities that are VIEs and of which we are not deemed to be the primary beneficiary and (ii) entities that are non-VIEs which we do not control, but over which we have the ability to exercise significant influence. We will reconsider our determination of whether an entity is a VIE and who the primary beneficiary is if certain events occur that are likely to cause a change in the original determinations.
In accordance with FIN 46R, we deem the operating partnership to be a VIE as we, primarily through our advisory agreement with the advisor, have the ability to make decisions about the operating partnership’s activities that will have a significant effect on the operating partnership’s success. We also deem that we are the primary beneficiary of the operating partnership. As a result, we expect to consolidate our investment in the operating partnership.
Cash and Cash Equivalents and Short-Term Investments
We consider all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of generally three months or less at the time of purchase to be cash equivalents. Items to be classified as cash equivalents include commercial paper and money-market funds. Our cash and cash equivalents are held in the custody of one financial institution, and these balances exceed
CPA®:17 – Global 9/30/2007 10-Q — 5

Notes to Financial Statements
federally insurable limits. We mitigate this risk by depositing funds with major financial institutions. Instruments that have a maturity of three months or more at the time of purchase will be classified as short-term investments in the financial statements.
Purchase Price Allocation
In connection with our acquisition of properties, purchase costs will be allocated to the tangible and intangible assets and liabilities acquired based on their estimated fair values. The value of the tangible assets, consisting of land, buildings and tenant improvements, will be determined as if vacant. Intangible assets including the above-market value of leases, the value of in-place leases and the value of tenant relationships will be recorded at their relative fair values. The below-market value of leases will also be recorded at the relative fair values.
Above-market and below-market in-place lease values for owned properties will be recorded based on the present value (using an interest rate reflecting the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the leases negotiated and in place at the time of acquisition of the properties and (ii) management’s estimate of fair market lease rates for the property or equivalent property, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease value will be amortized as a reduction of rental income over the remaining non-cancelable term of each lease. The capitalized below-market lease value will be amortized as an increase to rental income over the initial term and any fixed rate renewal periods in the respective leases.
The total amount of other intangibles will be allocated to in-place lease values and tenant relationship intangible values based on management’s evaluation of the specific characteristics of each tenant’s lease and our overall relationship with each tenant. Characteristics that are considered in allocating these values include the nature and extent of the existing relationship with the tenant, prospects for developing new business with the tenant, the tenant’s credit quality and the expectation of lease renewals among other factors. Third party appraisals or management’s estimates will be used to determine these values.
Factors considered in the analysis include the estimated carrying costs of the property during a hypothetical expected lease-up period, current market conditions and costs to execute similar leases. Management also considers information obtained about a property in connection with its pre-acquisition due diligence. Estimated carrying costs include real estate taxes, insurance, other property operating costs and estimates of lost rentals at market rates during the hypothetical expected lease-up periods, based on management’s assessment of specific market conditions. Management also considers estimated costs to execute leases, including commissions and legal costs, to the extent that such costs are not already incurred with a new lease that has been negotiated in connection with the purchase of the property.
Intangibles for both in-place and above-market leases will be amortized to expense over the remaining initial lease term while intangibles for both tenant relationships and below-market leases will be amortized to expense over the remaining initial lease term and any expected renewal terms. No amortization period for any intangible asset will exceed the remaining depreciable life of the building. In the event that a lease is terminated, the unamortized portion of each intangible will be charged to expense.
Depreciation
Depreciation of building and related improvements will be computed using the straight-line method over the estimated useful lives of the properties (generally up to 40 years). Depreciation of tenant improvements will be computed using the straight-line method over the lesser of the remaining term of the lease or the estimated useful life.
Federal Income Taxes
We intend to qualify as a REIT under the Internal Revenue Code of 1986 (the “Code”) beginning with our taxable year ending December 31, 2007. In order to maintain our qualification as a REIT, we will be required to, among other things, distribute at least 90% of our REIT taxable income to our stockholders and meet certain tests regarding the nature of our income and assets. Under the Code, REITs are subject to numerous organizational and operational requirements including limitations on certain types of gross income. As a REIT, we generally will not be subject to U.S. federal income tax on income that we distribute to stockholders as long as we meet such requirements and distribute at least 90% of our net taxable income (excluding net capital gains) on an annual basis. If we fail to qualify for taxation as a REIT for any taxable year, our income will be taxed at regular corporate rates, and we may not be able to qualify for treatment as a REIT for that year and the next four years. Even if we qualify as a REIT for U.S. federal income tax purposes, we may be subject to federal, state, local and foreign taxes on our income and property and to income and excise taxes on our U.S. undistributed income.
Organization and Offering Costs
During the offering period, we will accrue costs incurred in connection with the raising of capital as deferred offering costs. Upon receipt of offering proceeds, we will charge the deferred costs to stockholders’ equity and will reimburse the advisor for costs incurred
CPA®:17 – Global 9/30/2007 10-Q — 6

Notes to Financial Statements
(Note 4). Such reimbursements will not exceed regulatory cost limitations. Organization costs are expensed as incurred and are included in general and administrative expenses in the financial statements.
Earnings (Loss) Per Share
We have a simple equity capital structure with only common stock outstanding. As a result, earnings (loss) per share, as presented, represents both basic and dilutive per-share amounts for all periods presented in the financial statements.
Recent Accounting Pronouncements
SOP 07-1
In June 2007, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”). SOP 07-1 addresses when the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” must be applied by an entity and whether investment company accounting must be retained by a parent company in consolidation or by an investor in the application of the equity method of accounting. In addition, SOP 07-1 includes certain disclosure requirements for parent companies and equity method investors in investment companies that retain investment company accounting in the parent company’s consolidated financial statements or the financial statements of an equity method investor. SOP 07-1 was to be effective for our 2008 fiscal year, however, in October 2007 the FASB agreed to propose an indefinite delay of the effective dates of SOP 07-1 and FIN 46(R)-7. We are currently assessing the potential impact that the adoption of SOP 07-1 will have on our financial position and results of operations.
FIN 46(R)-7
In May 2007, the FASB issued Staff Position No. FIN 46(R)-7, “Application of FASB Interpretation No. 46(R) to Investment Companies” (“FIN 46R-7”). FIN 46R-7 makes permanent the temporary deferral of the application of the provisions of FIN 46R to unregistered investment companies, and extends the scope exception from applying FIN 46R to include registered investment companies. FIN 46R-7 is effective upon adoption of SOP 07-1. We are currently assessing the potential impact that the adoption of FIN 46R-7 will have on our financial position and results of operations.
Note 3. Agreements and Transactions with Related Parties
Pursuant to an advisory agreement between the advisor and us, the advisor performs certain services for us including the identification, evaluation, negotiation, financing, purchase and disposition of investments, our day-to-day management and the performance of certain administrative duties. The advisory agreement between the advisor and us provides for the advisor to be reimbursed for organization and offering costs incurred in connection with our offering. The advisor will also receive acquisition fees, a portion of which will be payable upon acquisition of investments with the remainder subordinated to a preferred return. Acquisition fees payable to the advisor with respect to our long-term net lease investments may be up to an average of 4.5% of the total cost of those investments, with 2.5% generally paid when the transaction is completed and 2% generally paid over three years, once the preferred return criterion has been met. For certain types of non-long term net lease investments, initial acquisition fees may range from 0% to 1.75% of the equity invested plus the related acquisition fees, with no deferred acquisition fee being payable. We will also pay the advisor an annual asset management fee ranging from 0.5% of average market value, for long-term net leases and certain other types of real estate investments to 1.75% of average equity value for certain types of securities. An affiliate of the advisor will also receive up to 10% of distributions of available cash of the operating partnership, depending on the type of investments we own. The advisor may also receive subordinated disposition fees of up to 3% of the contract sales price of an investment or up to 1% of the average equity value, depending on the type of investment, for services provided in connection with our liquidation. No such fees have been incurred as of September 30, 2007.
Pursuant to a sales agency agreement between Carey Financial and us, Carey Financial will receive a selling commission of up to $0.65 per share sold, a selected dealer fee of up to $0.20 per share sold and a wholesaling fee of up to $0.15 per share, a significant portion of which is expected to be reallowed to the selected broker dealers. No such payments have been incurred as of September 30, 2007.
Note 4. Commitments and Contingencies
As of September 30, 2007, we were not involved in any material litigation.
In March 2004, following a broker-dealer examination of Carey Financial, the wholly-owned broker-dealer subsidiary of the advisor, by the staff of the SEC, Carey Financial received a letter from the staff of the SEC alleging certain infractions by Carey Financial of
CPA®:17 – Global 9/30/2007 10-Q — 7

Notes to Financial Statements
the Securities Act of 1933, the Securities Exchange Act of 1934, the rules and regulations thereunder and those of the Financial Industry Regulatory Authority, “FINRA” (formerly known as the National Association of Securities Dealers, Inc.).
The staff alleged that in connection with a public offering of CPA®:15’s shares, Carey Financial and its retail distributors sold certain securities without an effective registration statement. Specifically, the staff alleged that the delivery of investor funds into escrow after completion of the first phase of the offering (the “Phase I Offering”), completed in the fourth quarter of 2002 but before a registration statement with respect to the second phase of the offering (the “Phase II Offering”) became effective in the first quarter of 2003, constituted sales of securities in violation of Section 5 of the Securities Act of 1933. In addition, in the March 2004 letter the staff raised issues about whether actions taken in connection with the Phase II offering were adequately disclosed to investors in the Phase I Offering.
In June 2004, the Division of Enforcement of the SEC (“Enforcement Staff”) commenced an investigation into compliance with the registration requirements of the Securities Act of 1933 in connection with the public offerings of CPA®:15’s shares during 2002 and 2003. In December 2004, the scope of the Enforcement Staff’s inquiries broadened to include broker-dealer compensation arrangements in connection with CPA®:15 and other REITs managed by the advisor, as well as the disclosure of such arrangements. At that time the advisor and Carey Financial received a subpoena from the Enforcement Staff seeking documents relating to payments by the advisor, Carey Financial, and REITs managed by the advisor to (or requests for payment received from) any broker-dealer, excluding selling commissions and selected dealer fees. The advisor and Carey Financial subsequently received additional subpoenas and requests for information from the Enforcement Staff seeking, among other things, information relating to any revenue sharing agreements or payments (defined to include any payment to a broker-dealer, excluding selling commissions and selected dealer fees) made by the advisor, Carey Financial or any REIT managed by the advisor in connection with the distribution of the advisor’s managed REITs or the retention or maintenance of REIT assets. Other information sought by the SEC includes information concerning the accounting treatment and disclosure of any such payments, communications with third parties (including other REIT issuers) concerning revenue sharing, and documents concerning the calculation of underwriting compensation in connection with the REIT offerings under applicable FINRA rules.
In response to the Enforcement Staff’s subpoenas and requests, the advisor and Carey Financial have produced documents relating to payments made to certain broker-dealers both during and after the offering process, for certain of the REITs managed by the advisor (including Corporate Property Associates 10 Incorporated (“CPA®:10”), Carey Institutional Properties Incorporated (“CIP®”), Corporate Property Associates 12 Incorporated (“CPA®:12”), Corporate Property Associates 14 Incorporated (“CPA®:14”) and Corporate Property Associates 15 Incorporated (“CPA®:15”), in addition to selling commissions and selected dealer fees.
Among the payments reflected on documents produced to the Staff were certain payments, aggregating in excess of $9,600, made to a broker-dealer, which distributed shares of the REITs. The expenses associated with these payments, which were made during the period from early 2000 through the end of 2003, were borne by and accounted for on the books and records of the REITs. Of these payments, CPA®:10 paid in excess of $40; CIP® paid in excess of $875; CPA®:12 paid in excess of $2,455; CPA®:14 paid in excess of $4,990; and CPA®:15 paid in excess of $1,240. In addition, other smaller payments by the REITs to the same and other broker-dealers have been identified aggregating less than $1,000.
The advisor and Carey Financial are cooperating fully with this investigation and have provided information to the Enforcement Staff in response to the subpoenas and requests. Although no formal regulatory action has been initiated against the advisor or Carey Financial in connection with the matters being investigated, we expect the SEC may pursue an action against either or both. The nature of the relief or remedies the SEC may seek cannot be predicted at this time. If an action is brought, it could have a material adverse effect on the advisor and Carey Financial and the magnitude of that effect would not necessarily be limited to the payments described above but could include other payments and civil monetary penalties. Any action brought against the advisor or Carey Financial could also have a material adverse effect on us because of our dependence on the advisor and Carey Financial for a broad range of services.
Several state securities regulators have sought information from Carey Financial relating to the matters described above. While one or more states may commence proceedings against Carey Financial in connection with these inquiries, we do not currently expect that these inquiries or proceedings will have a material effect on the advisor or Carey Financial incremental to that caused by any SEC action.
We are liable for certain expenses of the offering described in our prospectus, including filing, legal, accounting, printing and escrow fees, which are to be deducted from the gross proceeds of the offering. We will reimburse Carey Financial or one of its affiliates for expenses (including fees and expenses of its counsel) and for the costs of any sales and information meetings of Carey Financial’s registered representatives or employees of one of its affiliates relating to the offering. The total underwriting compensation to Carey
CPA®:17 – Global 9/30/2007 10-Q — 8

Notes to Financial Statements
Financial and other dealers in connection with the offering shall not exceed 10% of the gross proceeds of the offering. The advisor has agreed to be responsible for the repayment of (i) organization and offering expenses which exceed 4% of the gross proceeds of the offering. The total costs paid by Carey Financial and its affiliates in connection with our offering were $1,597,797 through September 30, 2007, none of which has been reimbursed. Unpaid costs are included in due to affiliates in the financial statements.
Note 5. Subsequent Events
On November 9, 2007 our board of directors approved a distribution of $.001495 per share for each day during the period an investor was a stockholder of record from and including November 9, 2007 through December 31, 2007, payable on January 15, 2008.
In November 2007, our articles of incorporation were amended to increase the number of common shares authorized to 450,000,000 consisting of 400,000,000 shares of common stock, $.001 par value per share and 50,000,000 shares of preferred stock, $.001 par value per share.
CPA®:17 – Global 9/30/2007 10-Q — 9

ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of financial condition and results of operations should be read in conjunction with the financial statements and notes thereto as of September 30, 2007.
Business Overview
We were formed in February 2007 for the purpose of investing in a diversified portfolio of income-producing commercial properties and other real estate related assets, both domestically and outside the United States. We intend to qualify as a real estate investment trust (“REIT”) and intend to conduct substantially all of our investment activities and own all of our assets through CPA:17 Limited Partnership, our operating partnership. We will be a general partner and a limited partner and will initially own a 99.985% capital interest in the operating partnership. W. P. Carey Holdings, LLC, a subsidiary of W. P. Carey & Co. LLC (“W. P. Carey”), will hold a special general partner interest in the operating partnership.
Carey Asset Management Corp., a subsidiary of W. P. Carey, is our advisor and will manage our business. The advisor also currently manages three other affiliated Corporate Property Associates REITs.
Significant Developments
Public Offering — On November 2, 2007, our registration statement on Form S-11 (File No. 333-140842), covering an initial public offering of up to 200,000,000 shares of common stock at $10.00 per share was declared effective under the Securities Act of 1933. The registration statement also covers the offering of up to 50,000,000 shares of common stock at $9.50 per share pursuant to our distribution reinvestment and stock purchase plan. Our initial public offering is being offered on a “best efforts” basis by Carey Financial, LLC, an affiliate of the advisor, and selected other dealers.
In November 2007, our articles of incorporation were amended to increase the number of common shares authorized to 450,000,000 consisting of 400,000,000 shares of common stock, $.001 par value per share and 50,000,000 shares of preferred stock, $.001 par value per share.
We intend to use the net proceeds of the offering to acquire, own and manage a portfolio of commercial properties leased to a diversified group of companies primarily on a single tenant net lease basis.
Distribution — On November 9, 2007 our board of directors approved a distribution of $.001495 per share for each day during the period an investor was a stockholder of record from and including November 9, 2007 through December 31, 2007, payable on January 15, 2008.
Results of Operations
We are a newly formed company and have no operating history. We are dependent upon proceeds received from the offering to conduct our proposed activities. The capital required to make investments will be obtained from the offering and from any mortgage indebtedness that we may incur in connection with our investment activity. We have initially been capitalized with $200,000 from the sale of 22,222 shares to W. P. Carey. We currently have no commitments to acquire any property or to make any other material capital expenditures.
Financial Condition
Liquidity would be affected adversely by unanticipated costs and greater-than-anticipated operating expenses. To the extent that our working capital reserve is insufficient to satisfy our cash requirements, additional funds may be provided from cash generated from operations or through short-term borrowings. In addition, subject to limitations described in our prospectus, we may incur indebtedness in connection with the acquisition of any property, refinance the debt thereon, arrange for the leveraging of any previously unfinanced property or reinvest the proceeds of financings or refinancings in additional properties.
If we qualify as a REIT, we will not be subject to federal income taxes on amounts distributed to stockholders provided we meet certain conditions including distributing at least 90% of our REIT taxable income to stockholders. Our objectives are to pay quarterly distributions at an increasing rate, to increase equity in our real estate through regular mortgage principal payments and to own a diversified portfolio of net-leased real estate and other real estate related assets that will increase in value.
CPA®:17 – Global 9/30/2007 10-Q — 10

ITEM 3. — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We currently have limited exposure to financial market risks, including changes in interest rates. We currently have no foreign operations and are not exposed to foreign currency fluctuations.
Item 4T. — Controls and Procedures
Disclosure Controls and Procedures
Our disclosure controls and procedures include our controls and other procedures designed to provide reasonable assurance that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and acting chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Our management, with the participation of our chief executive officer and acting chief financial officer, has conducted a review of our disclosure controls and procedures as of September 30, 2007. Based upon this review, our chief executive officer and acting chief financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of September 30, 2007.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds
As of the date of this Form 10-Q, W. P. Carey owns 22,222 shares of our common stock and is the sole stockholder. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(2) of the Securities Act, as amended, the shares issued were deemed to be exempt from registration. In acquiring our shares, W. P. Carey represented that such interests were being acquired by it for the purposes of investment and not with a view to the distribution thereof.
Our registration statement on Form S-11 (File No. 333-140842) was declared effective on November 2, 2007. The offering of our shares has not commenced because we are in the process of arranging the distribution of our shares through selected dealers.
Item 6. — Exhibits

Exhibit No.	Description	Method of Filing
3.1	Articles of Amendment and Restatement of Corporate Property Associates 17 – Global Incorporated	Filed herewith
3.2	Bylaws of Corporate Property Associates 17 – Global Incorporated	Filed herewith
4.1	Distribution Reinvestment and Stock Purchase Plan	Filed herewith
10.1	Advisory Agreement dated November 12, 2007 between Corporate Property Associates 17 – Global Incorporated and Carey Asset Management Corp.	Filed herewith
10.2	Agreement of Limited Partnership of CPA:17 Limited Partnership	Filed herewith
10.3	Sales Agency Agreement dated November 30, 2007 between Corporate Property Associates 17 – Global Incorporated and Carey Financial, LLC	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
CPA®:17 – Global 9/30/2007 10-Q — 11

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corporate Property Associates 17 – Global Incorporated
Date 12/14/2007	By:	/s/ Mark J. DeCesaris
Mark J. DeCesaris
Managing Director and acting Chief Financial Officer (acting Principal Financial Officer)

Date 12/14/2007	By:	/s/ Thomas Ridings
Thomas Ridings
Executive Director and Chief Accounting Officer (Principal Accounting Officer)

CPA®:17 – Global 9/30/2007 10-Q — 12