Form 10-K
period 2007-12-31
Corporate Property Associates 17 - Global INC
filed 2008-03-31
CIK 1390213

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission file number: 000-52891
CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	20-8429087 (I.R.S. Employer Identification No.)

50 Rockefeller Plaza New York, New York (Address of principal executive offices)	10020 (Zip code)
Registrant’s telephone numbers, including area code:
Investor Relations (212) 492-8920
(212) 492-1100
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, Par Value $0.001 Per Share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this report, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑
Registrant has no active market for its common stock. There were no shares held by non-affiliates as of June 30, 2007.
As of March 24, 2008, there are 6,297,432 shares of common stock of registrant outstanding.
The registrant incorporates by reference its definitive Proxy Statement with respect to its 2008 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of its fiscal year, into Part III of this annual report on Form 10-K.

Forward-Looking Statements
This annual report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of this report, contains forward-looking statements that involve risks, uncertainties and assumptions. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan” or similar expressions. Do not unduly rely on forward-looking statements. They give our expectations about the future and are not guarantees, and speak only as of the date they are made. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievement to be materially different from the results of operations or plan expressed or implied by such forward-looking statements. While we cannot predict all of the risks and uncertainties, they include, but are not limited to, those described below in Item 1A — Risk Factors. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved.
As used in this annual report on Form 10-K, the terms “we,” “us” and “our” include Corporate Property Associates 17 – Global Incorporated and its consolidated subsidiaries, unless otherwise indicated.
CPA®:17 2007 10-K — 1

PART I
Item 1. Business.
(a) General Development of Business
Overview:
We were formed as a Maryland corporation in February 2007 for the purpose of investing in a diversified portfolio of income-producing commercial properties and other real estate related assets, both domestically and outside the United States. We intend to qualify as a real estate investment trust (“REIT”) and intend to conduct substantially all of our investment activities and own all of our assets through CPA:17 Limited Partnership, our operating partnership. We are a general partner and a limited partner and own a 99.985% capital interest in the operating partnership. W. P. Carey Holdings, LLC (“Carey Holdings”), an indirect subsidiary of W. P. Carey & Co. LLC (“WPC”), holds a special general partner interest in the operating partnership.
Our core investment strategy is to acquire, own and manage a portfolio of commercial properties leased to a diversified group of companies on a single tenant net lease basis. Our net leases will generally require the tenant to pay substantially all of the costs associated with operating and maintaining the property, such as maintenance, insurance, taxes, structural repairs and other operating expenses (referred to as triple-net leases). We may also seek to expand our portfolio to include other types of real estate investments as opportunities arise.
We are externally managed by WPC through its wholly-owned subsidiaries (collectively, the “advisor”). WPC is a publicly-traded company listed on the New York Stock Exchange under the symbol “WPC.” The advisor provides both strategic and day-to-day management services for us, including capital funding services, investment research and analysis, investment financing and other investment acquisition related services, asset management, disposition of assets, investor relations and administrative services. The advisor also provides office space and other facilities for us. We pay asset management fees and transactional fees to the advisor and also reimburse the advisor for certain expenses, including broker-dealer commissions the advisor pays on our behalf, marketing costs and personnel provided for administration of our operations. The advisor also serves in this capacity for Corporate Property Associates 14 Incorporated (“CPA®:14”) and Corporate Property Associates 15 Incorporated (“CPA®:15”) and Corporate Property Associates 16 – Global Incorporated (“CPA®:16 – Global”) (collectively, including us, the “CPA® REITs”).
In February 2007, WPC purchased 22,222 shares of our common stock for $200,000 and was admitted as our initial stockholder. WPC purchased its shares at $9.00 per share, net of commissions and fees, which would have otherwise been payable to Carey Financial, LLC (“Carey Financial”), a subsidiary of WPC.
In November 2007, our registration statement on Form S-11 (File No. 333-140842), covering an initial public offering of up to 200,000,000 shares of common stock at $10.00 per share, was declared effective under the Securities Act of 1933, as amended. The registration statement also covers the offering of up to 50,000,000 shares of common stock at $9.50 pursuant to our distribution reinvestment and stock purchase plan. Our shares are initially being offered on a “best efforts” basis by Carey Financial and selected other dealers.
In November 2007, our articles of incorporation were amended to increase the number of shares authorized to 450,000,000 consisting of 400,000,000 shares of common stock, $.001 par value per share and 50,000,000 shares of preferred stock, $.001 par value per share.
Our principal executive offices are located at 50 Rockefeller Plaza, New York, NY 10020 and our telephone number is (212) 492-1100. As of December 31, 2007 we had no employees. The advisor employs 135 individuals who are available to perform services for us.
Significant Developments:
Public Offering — We commenced our initial public offering in late December 2007. Through March 26, 2008, we have raised approximately $68,000,000.
Investment Activity — In December 2007, we acquired an interest in domestic properties through a venture in which we and CPA®:16 – Global, an affiliate, own .01% and 99.99% interests, respectively. Our contribution to the venture, which we account for under the equity method of accounting, totaled $8,691. We have an option to purchase up to a total of 75% of the interests in the venture at a price equal to the percentage purchased times the total cost of the facilities net of mortgage financing, provided we have
CPA®:17 2007 10-K — 2

raised at least $40,000,000 in net proceeds from our initial public offering. The fundraising requirement was met in March 2008. This option expires in December 2009.
Financing Activity — In January 2008, the venture that acquired an interest in domestic properties in December 2007, obtained non-recourse mortgage financing on the properties. Our share of the financing obtained by the venture, which we account for under the equity method of accounting, totaled $3,940 at a weighted average fixed annual interest rate and term of 6.6% and 10 years, respectively.
Distribution — On November 9, 2007 our board of directors approved a distribution of $.001495 per share for each day during the period an investor was a stockholder of record from and including November 9, 2007 through December 31, 2007, which was paid on January 15, 2008.
SEC Investigation — As we have previously disclosed, in 2004 the staff of the U.S. Securities and Exchange Commission began investigating whether registration statements and prospectuses used in connection with public offerings of the shares of CPA® REITs other than us contained material misrepresentations and omissions, including with respect to payments made by such other CPA® REITs in the 2000-2003 period to broker-dealers that distributed the shares of such other CPA® REITs. The investigation also encompassed whether, in connection with a public offering of shares of CPA®:15 in late 2002 and early 2003, Carey Financial, LLC (“Carey Financial”), a wholly-owned broker-dealer subsidiary of WPC, sold such shares without an effective registration statement. All matters relating to this investigation were settled with respect to WPC and Carey Financial in March 2008. As part of the settlement, WPC will be required to cause payments to be made to the affected CPA® REITs of approximately $19,979,000. We will not receive any portion of those payments because we were not one of the CPA® REITs involved in the matters being investigated. See Item 3 — Legal Proceedings for a discussion of this investigation and the settlement.
(b) Financial Information About Segments
We operate in one segment, real estate operations with domestic operations. We did not earn any income from our investment in 2007.
(c) Narrative Description of Business
Business Objectives and Strategy
Our objectives are to:
•	provide attractive risk-adjusted returns for our stockholders;

•	generate sufficient cash flow over time to provide investors with increasing distributions;

•	seek investments with potential for capital appreciation; and

•	use leverage to enhance the returns on our investments.
We seek to achieve these objectives by investing in a portfolio of income-producing commercial properties leased to a diversified group of companies on a net lease basis.
As opportunities arise, we may also seek to expand our portfolio to include other types of real estate investments, such as the following:
•	equity investments in real properties that are not net leased to a single tenant under long-term leases and may include partially leased properties, multi-tenanted properties, vacant or undeveloped properties and properties subject to short-term net leases, among others:

•	mortgage loans secured by commercial real properties;

•	subordinated interests in first mortgage real estate loans, or B Notes;

•	mezzanine loans related to commercial real estate that are senior to the borrower’s equity position but subordinated to other third-party financing;

•	commercial mortgage-backed securities, or CMBS; and

•	equity and debt securities (including preferred equity and other higher-yielding structured debt and equity investments) and other interests issued by entities that are engaged in real-estate related businesses, including real estate funds and other REITs.
We intend our portfolio to be diversified by property type, geography, tenant, and industry. We are not required to meet any diversification standards and have no specific policies or restrictions regarding the geographic areas where we make investments, the
CPA®:17 2007 10-K — 3

industries in which our tenants or borrowers may conduct business or the percentage of our capital that we may invest in a particular asset type.
Our Portfolio
As of December 31, 2007, our portfolio consisted of our ownership of a .01% interest in a venture that owns properties in Indiana, Kansas and Maryland totaling 1.4 million square feet. The properties are leased to a tenant in the plastics manufacturing industry under an initial 20-year net lease. See “Significant Developments” above.
Asset Management
Our advisor is responsible for all aspects of our operations, including selecting our investments, formulating and evaluating the terms of each proposed acquisition, arranging for the acquisition of the investment, negotiating the terms of borrowings, managing our day-to-day operations and arranging for and negotiating sale of assets. With respect to our net lease investments, asset management functions include restructuring transactions to meet the evolving needs of current tenants, re-leasing properties, refinancing debt, selling properties and utilizing knowledge of the bankruptcy process. The advisor monitors, on an ongoing basis, compliance by tenants with their lease obligations and other factors that could affect the financial performance of any of our properties. Monitoring involves receiving assurances that each tenant has paid real estate taxes, assessments and other expenses relating to the properties it occupies and confirming that appropriate insurance coverage is being maintained by the tenant. For international compliance, the advisor often relies on third party asset managers. The advisor reviews financial statements of our tenants and undertakes regular physical inspections of the condition and maintenance of our properties. Additionally, the advisor periodically analyzes each tenant’s financial condition, the industry in which each tenant operates and each tenant’s relative strength in its industry. With respect to other real estate related assets such as mortgage loans, B Notes and mezzanine loans, asset management operations include evaluating potential borrowers’ creditworthiness, operating history and capital structure. With respect to any investments in mortgage-backed securities or other mortgage related instruments that we may make, the advisor will be responsible for selecting, acquiring and facilitating the acquisition or disposition of such investments, including monitoring the portfolio of mortgage-backed securities on an ongoing basis. Our advisor also monitors our portfolio to ensure that investments in equity and debt securities of companies engaged in real estate activities do not require us to register as an “investment company.”
Our board of directors has authorized our advisor to retain one or more subadvisors with expertise in our target asset classes to assist our advisor with investment decisions and asset management. If our advisor retains any subadvisor, our advisor will pay the subadvisor a portion of the fees that it receives from us.
Holding Period
We intend to hold our investments in real property for an extended period depending on the type of investment. We may dispose of other types of investments, such as investments in securities, more frequently. The determination of whether a particular asset should be sold or otherwise disposed of will be made after consideration of relevant factors, including prevailing economic conditions, with a view to achieving maximum capital appreciation for our stockolders or avoiding increases in risk. No assurance can be given that this objective will be realized.
Our intention is to consider alternatives for providing liquidity for our stockholders beginning generally after eight years following the investment of substantially all of the net proceeds of our initial public offering. We may provide liquidity for our stockholders through a liquidity transaction, which could include sales of assets, either on a portfolio basis or individually, a listing of our shares on a stock exchange or inclusion of our shares in an automated quotation system, a merger (which may include a merger with one or more of our affiliated CPA® REITs) or another transaction approved by our board of directors and, if required by law, our stockholders. We are under no obligation to liquidate our portfolio within any particular period since the precise timing will depend on real estate and financial markets, economic conditions of the areas in which the properties are located and U.S. federal income tax effects on stockholders which may prevail in the future. Furthermore, there can be no assurance that we will be able to consummate a liquidity event. In the most recent instances in which CPA® REIT stockholders were provided with liquidity, the liquidating entity merged with another, later-formed CPA® REIT. In each of these transactions, stockholders of the liquidating entity were offered the opportunity to exchange their shares either for shares of the merged entity or for cash or a short-term note.
Financing Strategies
Our strategy is to borrow, generally, on a non-recourse basis. We will generally borrow in the same currency in which we receive income from the investment or in which we make an investment for which we are seeking financing. This will enable us to mitigate a portion of our currency risk on international investments. We currently estimate that we will borrow, on average, approximately 65% of our investments; however, there is no limitation on the amount we may borrow against any single investment. Aggregate borrowings on our portfolio as a whole may not exceed, on average, the lesser of 75% of the total costs of all investments or 300% of
CPA®:17 2007 10-K — 4

our net assets unless the excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with the reason for the excess. Net assets are our total assets (other than intangibles), valued at cost before deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities.
A lender on non-recourse mortgage debt generally has recourse only to the asset collateralizing such debt and not to any of our other assets, while unsecured financing would give a lender recourse to all of our assets. The use of non-recourse debt, therefore, helps us to limit the exposure of all of our assets to any one debt obligation. However, lenders may have recourse to our other assets in limited circumstances not related to the repayment of the indebtedness, such as under an environmental indemnity or in the case of fraud. Lenders may also seek to include in the terms of mortgage loans change of control provisions making the termination or replacement of the advisor an event of default or an event requiring the immediate repayment of the full outstanding balance of the loan. We will attempt to negotiate loan terms allowing us to replace or terminate the advisor.
The advisor may refinance properties or defease a loan when a decline in interest rates makes it profitable to prepay an existing loan, when an existing loan matures or if an attractive investment becomes available and the proceeds from the refinancing can be used to purchase such an investment. The benefits of the refinancing may include an increased cash flow resulting from reduced debt service requirements, an increase in distributions from proceeds of the refinancing, if any, and/or an increase in property ownership if some refinancing proceeds are reinvested in real estate. The prepayment of loans may require us to pay a yield maintenance premium to the lender in order to pay off a loan prior to its maturity.
Target Investments
We currently expect that for at least the first few years of our operations most of our investments will be long-term net leases. As opportunities arise, we may also seek to expand our portfolio to include other types of real estate investments, as described below.
Real Estate Properties
Long Term Net Leased Assets
We intend to invest primarily in income-producing properties that are, upon acquisition, improved or being developed or that are to be developed within a reasonable period after acquisition.
Most of our acquisitions will be through long-term net leased assets, many of which are through long-term sale-leaseback transactions, in which we acquire properties from companies that simultaneously lease the properties back from us. These sale-leaseback transactions provide the lessee company with a source of capital that is an alternative to other financing sources such as corporate borrowing, mortgaging real property, or selling shares of common stock.
Our sale-leasebacks may be in conjunction with acquisitions, recapitalizations or other corporate transactions. We may act as one of several sources of financing for these transactions by purchasing real property from the seller and net leasing it to the company or its successor in interest (the lessee). Through the advisor, we actively seek such opportunities.
In analyzing potential net lease investment opportunities, the advisor will review all aspects of a transaction, including the creditworthiness of the tenant or borrower and the underlying real estate fundamentals to determine whether a potential acquisition satisfies our acquisition criteria. The advisor may consider the following aspects of each transaction:
Tenant/Borrower Evaluation — The advisor evaluates each potential tenant or borrower for their creditworthiness, typically considering factors such as management experience; industry position and fundamentals; operating history and capital structure, as well as other factors that may be relevant to a particular investment. Our advisor will seek opportunities in which it believes the tenant may have a stable or improving credit profile or credit potential that has not been recognized by the market. In evaluating a possible investment, the creditworthiness of a tenant or borrower often is a more significant factor than the value of the underlying real estate, particularly if the underlying property is specifically suited to the needs of the tenant; however, in certain circumstances where the real estate is attractively valued, the creditworthiness of the tenant may be a secondary consideration. Whether a prospective tenant or borrower is creditworthy is determined by the advisor or the investment committee of the advisor. Creditworthy does not mean “investment grade.”
Properties Important to Tenant/Borrower Operations — The advisor will focus on properties that it believes are essential or important to the ongoing operations of the tenant. The advisor believes that these properties provide better protection in the event of a bankruptcy, since a tenant/borrower is less likely to risk the loss of a mission critical lease or property in a bankruptcy proceeding.
CPA®:17 2007 10-K — 5

Diversification — The advisor will attempt to diversify our portfolio to avoid dependence on any one particular tenant, borrower, collateral type, geographic location or tenant/borrower industry. By diversifying our portfolio, the advisor reduces the adverse effect of a single under-performing investment or a downturn in any particular industry or geographic region.
Lease Terms — Generally, the net leased properties in which we invest will be leased on a full recourse basis to our tenants or their affiliates. In addition, the advisor will seek to include a clause in each lease that provides for increases in rent over the term of the lease. These increases are fixed or tied generally to increases in indices such as the Consumer Price Index (“CPI”). In the case of retail stores and hotels, the lease may provide for participation in gross revenues above a stated level. Alternatively, a lease may provide for mandated rental increases on specific dates or other methods.
Collateral Evaluation — The advisor reviews the physical condition of the property and conducts a market evaluation to determine the likelihood of replacing the rental stream if the tenant defaults, or of a sale of the property in such circumstances. The advisor also will generally engage third parties to conduct, or require the seller to conduct, Phase I or similar environmental site assessments (including a visual inspection for the potential presence of asbestos) in an attempt to identify potential environmental liabilities associated with a property prior to its acquisition. If potential environmental liabilities are identified, we will generally require that identified environmental issues be resolved by the seller prior to property acquisition or, where such issues cannot be resolved prior to acquisition, require tenants contractually to assume responsibility for resolving identified environmental issues post-closing and indemnify us against any potential claims, losses or expenses arising from such matters. Although the advisor generally relies on its own analysis in determining whether to make an investment, each real property purchased by us will be appraised by an appraiser that is independent of the advisor, prior to acquisition. All independent appraisers must be approved by our independent directors. The contractual purchase price (plus acquisition fees, but excluding acquisition expenses, payable to the advisor) for a real property we acquire will not exceed its appraised value. The appraisals may take into consideration, among other things, the terms and conditions of the particular lease transaction, the quality of the lessee’s credit and the conditions of the credit markets at the time the lease transaction is negotiated. The appraised value may be greater than the construction cost or the replacement cost of a property, and the actual sale price of a property if sold by us may be greater or less than the appraised value. In cases of special purpose real estate, a property is examined in light of the prospects for the tenant/borrower’s enterprise and the financial strength and the role of that asset in the context of the tenant/borrower’s overall viability. Operating results of properties and other collateral may be examined to determine whether or not projected income levels are likely to be met.
Transaction Provisions that Enhance and Protect Value — The advisor will attempt to include provisions in its leases that require our consent to specified tenant activity, require the tenant to provide indemnification protections or require the tenant to satisfy specific operating tests. These provisions may help protect our investment from changes in the operating and financial characteristics of a tenant that may affect its ability to satisfy its obligations to us or reduce the value of our investment. The advisor may also seek to enhance the likelihood of a tenant’s lease obligations being satisfied through a guaranty of obligations from the tenant’s corporate parent or a letter of credit. This credit enhancement, if obtained, provides us with additional financial security. However, in markets where competition for net lease transactions is strong, some or all of these provisions may be difficult to negotiate. In addition, in some circumstances, tenants may require a right to purchase the property leased by the tenant. The option purchase price is generally the greater of the contract purchase price and the fair market value of the property at the time the option is exercised.
Other Equity Enhancements — The advisor may attempt to obtain equity enhancements in connection with transactions. These equity enhancements may involve warrants exercisable at a future time to purchase stock of the tenant or borrower or their parent. If warrants are obtained, and become exercisable, and if the value of the stock subsequently exceeds the exercise price of the warrant, equity enhancements can help us to achieve our goal of increasing investor returns.
Real Estate Related Assets
Opportunistic Investments
There may be opportunities to purchase non-long-term net leased real estate assets from corporations and other owners due to our market presence in the corporate real estate market-place. These may include short-term net leases, vacant property, land, multi-tenanted property, non-commercial property and property leased to non-related tenants.
Mortgage Loans Secured by Commercial Real Properties
We may invest in commercial mortgages and other commercial real estate interests consistent with the requirements for qualification as a REIT. We may originate or acquire interests in mortgage loans, which may pay fixed or variable interest rates or have “participating” features. We may also invest in secured corporate loans, which are loans collateralized by real property, personal property connected to real property (i.e. fixtures) and/or personal property, on which another lender may hold a first priority lien.
CPA®:17 2007 10-K — 6

B Notes
We may purchase from third parties, and may retain from mortgage loans we originate and securitize or sell, subordinated interests referred to as B Notes. B Notes share certain credit characteristics with second mortgages, in that both are subject to greater credit risk with respect to the underlying mortgage collateral than the corresponding first mortgage or A Note, and in consequence generally carry a higher rate of interest. When we acquire and/or originate B Notes, we may earn income on the investment, in addition to interest payable on the B Note, in the form of fees charged to the borrower under that note. Our ownership of a B Note with controlling class rights may, in the event the financing fails to perform according to its terms, cause us to elect to pursue our remedies as owner of the B Note, which may include foreclosure on, or modification of, the note. As a result, our economic and business interests may diverge from the interests of the holders of the A Note. These divergent interests among the holders of each investment may result in conflicts of interest.
We may also retain or acquire interests in A Notes and notes sometimes referred to as “C Notes,” which are junior to the B Notes.
Mezzanine Loans
We may invest in mezzanine loans that are senior to the borrower’s common and preferred equity in, and subordinated to a first mortgage loan on, a property. Mezzanine loans may have elements of both debt and equity instruments, offering fixed returns in the form of interest payments and principal payments associated with senior debt, while providing lenders an opportunity to participate in the capital appreciation of a borrower, if any, through an equity interest. Due to their higher risk profile, and often less restrictive covenants as compared to senior loans, mezzanine loans generally earn a higher return than senior secured loans.
Commercial Mortgage-Backed Securities
We may invest in mortgage-backed securities and other mortgage related or asset-backed instruments, including commercial mortgage-backed securities issued or guaranteed by agencies of the U.S. Government, non-agency mortgage instruments, and collateralized mortgage obligations that are fully collateralized by a portfolio of mortgages or mortgage related securities to the extent consistent with the requirements for qualification as a REIT. In most cases, mortgage-backed securities distribute principal and interest payments on the mortgages to investors. Interest rates on these instruments can be fixed or variable. Some classes of mortgage-backed securities may be entitled to receive mortgage prepayments before other classes do. Therefore, the prepayment risk for a particular instrument may be different than for other mortgage-related securities.
Equity and Debt Securities of Companies Engaged in Real Estate Activities, including other REITs.
We may invest in equity and debt securities (including common and preferred stock, as well as limited partnership or other interests) of companies engaged in real estate activities. Companies engaged in real estate activities and real estate related investments may include, for example, companies engaged in the net lease business, REITs that either own properties or make construction or mortgage loans, real estate developers, companies with substantial real estate holdings and other companies whose products and services are related to the real estate industry, such as building supply manufacturers, mortgage lenders or mortgage servicing companies. Such securities may or may not be readily marketable and may or may not pay current dividends or other distributions. We may acquire all or substantially all of the securities or assets of companies engaged in real estate related activities where such investment would be consistent with our investment policies and our status as a REIT. In any event, we do not intend that our investments in securities will require us to register as an “investment company” under the Investment Company Act, and we intend to generally divest appropriate securities before any such registration would be required.
Investment Procedures
The advisor’s investment department, under the oversight of its chief investment officer, is primarily responsible for evaluating, negotiating and structuring potential investment opportunities for us, the CPA® REITs and WPC. Before an investment is made, the transaction is reviewed by the advisor’s investment committee. The investment committee is not directly involved in originating or negotiating potential investments, but instead functions as a separate and final step in the acquisition process. The advisor places special emphasis on having experienced individuals serve on its investment committee. Subject to limited exceptions, the advisor generally will not invest in a transaction on our behalf unless it is approved by the investment committee. For transactions that meet the investment criteria of more than one CPA® REIT, the chief investment officer has discretion as to which CPA® REIT or REITs will hold the investment. In cases where two or more CPA® REITs (or one or more CPA® REIT and the advisor) will hold the investment, the independent directors of each CPA® REIT investing in the property must also approve the transaction.
The following people currently serve on the investment committee:
•	Nathaniel S. Coolidge — Former senior vice president and head of the bond and corporate finance department of John Hancock Mutual Life Insurance (currently known as John Hancock Life Insurance Company). Mr. Coolidge’s responsibilities included overseeing its entire portfolio of fixed income investments.

•	Trevor P. Bond — Co-founder of Credit Suisse’s real estate equity group. Currently managing member of private investment vehicle, Maidstone Investment Co., LLC.
CPA®:17 2007 10-K — 7

•	Frank J. Hoenemeyer — Former vice chairman and chief investment officer of the Prudential Insurance Company of America. As chief investment officer, he was responsible for all of Prudential Insurance Company of America’s investments, including stocks, bonds and real estate.

•	Dr. Lawrence R. Klein — Currently serving as professor emeritus of economics and finance at the University of Pennsylvania and its Wharton School. Recipient of the 1980 Nobel Prize in economic sciences and former consultant to both the Federal Reserve Board and the President’s Council of Economic Advisors.

•	George E. Stoddard — Former officer-in-charge of the direct placement department of The Equitable Life Assurance Society of the United States.

•	Dr. Karsten von Köller — Currently chairman of Lone Star Germany GmbH and deputy chairman of the supervisory board of Corealcredit Bank AG.
The advisor is required to use its best efforts to present a continuing and suitable investment program to us but is not required to present to us any particular investment opportunity, even if it is of a character which, if presented, could be taken by us.
Competition
In raising funds for investment, we face competition from other funds with similar investment objectives that seek to raise funds from investors through publicly registered, non-traded funds, publicly-traded funds, or private funds such as hedge funds. This competition, as well as any change in the attractiveness to investors of an investment in the type of property principally held by us, relative to other types of investments, could adversely affect our ability to raise funds for future investments.
We face active competition for the acquisition of commercial properties net leased to major corporations both domestically and internationally and real estate-related assets from many sources, including insurance companies, credit companies, pension funds, private individuals, financial institutions, finance companies, investment companies and other REITs. We also face competition from institutions that provide or arrange for other types of commercial financing through private or public offerings of equity or debt or traditional bank financings. These institutions may accept greater risk or lower returns, allowing them to offer more attractive terms to prospective tenants or borrowers. We believe the advisor’s experience in real estate, credit underwriting and transaction structuring should allow us to compete effectively for commercial properties and other real estate related assets.
Environmental Matters
We will generally invest in properties that are currently or historically used for commercial purposes, including industrial and manufacturing properties. Under various federal, state and local environmental laws and regulations, current and former owners and operators of property may have liability for the cost of investigating, cleaning up or disposing of hazardous materials released at, on, under, in or from the property. These laws typically impose responsibility and liability without regard to whether the owner or operator knew of or was responsible for the presence of hazardous materials or contamination, and liability under these laws is often joint and several. Third parties may also make claims against owners or operators of properties for personal injuries and property damage associated with releases of hazardous materials.
While we typically engage third parties to perform assessments of potential environmental risks when evaluating a new acquisition of property, no assurance can be given that we have performed such assessments on all of our properties, or that the environmental assessments we do perform will disclose all potential environmental liabilities, and we may purchase a property that contains hazardous materials in the building, or that is known to have or be near soil or groundwater contamination. In addition, new environmental conditions, liabilities or compliance concerns may arise or be discovered during our ownership.
While we intend to frequently obtain contractual protection (indemnities, cash reserves, letters of credit or other instruments) from property sellers, tenants, a tenant’s parent company or another third party to address these known or potential issues, we cannot eliminate our statutory liability or the potential for claims against us by governmental authorities or other third parties. The contractual protection may not cover all potential damages or liabilities, and the indemnifying party may fail to meet its contractual obligations. In addition, the existence of any environmental conditions, liabilities or compliance concerns at or near our properties could adversely affect our ability to rent or sell property or to borrow using the property as collateral and could also adversely affect the tenant’s ability to make rental payments.
As a result of all of the foregoing, we may incur costs and liabilities to investigate environmental matters and to address environmental conditions, liabilities and compliance concerns. Although we do not currently anticipate incurring any material liabilities in connection with environmental matters, we cannot assure you that future environmental costs and liabilities will not be material or will not adversely affect our business.
CPA®:17 2007 10-K — 8

Transactions with Affiliates
We may acquire assets from our affiliates, including the other CPA® REITs, if we believe that doing so is consistent with our investment objectives and we comply with our investment policies and procedures. These transactions may take the form of direct purchases of assets, mergers or another type of transaction. Like us, the other CPA® REITs intend to consider alternatives for providing liquidity for their stockholders some years after they have invested substantially all of the net proceeds from their initial public offerings.
We have acquired and expect in the future to acquire investments in joint ventures with other CPA® REITs. Joint ventures with affiliates of WPC will be permitted only if a majority of the directors (including a majority of the independent directors) not otherwise interested in the transaction approve the allocation of the transaction among the affiliates as being fair and reasonable to us and the affiliate makes its investment on substantially the same terms and conditions as us.
(d) Financial Information About Geographic Areas
We own an interest in a venture that has domestic operations. Refer to Our Portfolio above for information pertaining to our geographic operations.
(e) Available Information
All filings we make with the SEC, including our annual report on Form 10-K, our quarterly reports on Form 10-Q, and our current reports on Form 8-K, and any amendments to those reports, are available for free on our website, http://www.cpa17global.com, as soon as reasonably practicable after they are filed with or furnished to the SEC. Our SEC filings are available to be read or copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information regarding the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. Our filings can also be obtained for free on the SEC’s Internet site at http://www.sec.gov. We are providing our website address solely for the information of investors. We do not intend our website to be an active link or to otherwise incorporate the information contained on our website into this report.
Item 1A. Risk Factors.
Our business, results of operations, financial condition or our ability to pay distributions at the current rate could be materially adversely affected by the conditions below. The risk factors may have affected, and in the future could affect, our actual operating and financial results and could cause such results to differ materially from those in any forward-looking statements. You should not consider this list exhaustive. New risk factors emerge periodically, and we cannot completely assure you that the factors described above list all material risks to us at any specific point in time.
Our future results may be affected by risks and uncertainties including the following:
We were incorporated in February 2007 and have no operating history.
We were incorporated in February 2007 and have no asset acquisition history. You should not rely upon the past performance of other CPA® programs managed by the advisor as an indicator of our future performance. This is particularly true since we may make investments other than in net leased properties of the type that were the focus of prior CPA® programs. We cannot guarantee that we will be able to find suitable investments. Our failure to timely invest the proceeds of this offering, or to invest in quality assets, could diminish returns to investors and our ability to pay distributions to our stockholders.
The offering price for shares being offered in this offering and through our distribution reinvestment plan was determined by our board of directors and may not be indicative of the price at which the shares would trade if they were listed on an exchange or were actively traded by brokers.
The offering price of the shares being offered in this offering and through our distribution reinvestment plan was determined by our board of directors in the exercise of its business judgment. This price may not be indicative of the price at which shares would trade if they were listed on an exchange or actively traded by brokers nor of the proceeds that a stockholder would receive if we were liquidated or dissolved or of the value of our portfolio at the time you purchase shares.
A delay in investing funds may adversely affect or cause a delay in our ability to deliver expected returns to investors and may adversely affect our performance.
We have not yet fully identified the assets to be purchased with the proceeds of this offering and our distribution reinvestment plan; therefore, there could be a substantial delay between the time you invest in shares and the time substantially all the proceeds are invested by us. Delays in investing our capital could also arise from the fact that our advisor is simultaneously seeking to locate suitable investments for the other operating CPA® REITs managed by our advisor and its affiliates. Delays in our ability to invest the
CPA®:17 2007 10-K — 9

proceeds of this offering could adversely affect our ability to pay distributions to our stockholders and adversely affect your total return. If we fail to timely invest the net proceeds of this offering or to invest in quality assets, our ability to achieve our investment objectives could be materially adversely affected. In addition, because we have not identified the assets to be purchased with the net proceeds of this offering, uncertainty and risk is increased to you as you will be unable to evaluate the manner in which the net proceeds are to be invested and the economic merit of a particular asset prior to the investment.
Stockholders’ equity interests may be diluted.
Our stockholders do not have preemptive rights to any shares of common stock issued by us in the future. Therefore, if we (1) sell shares of common stock in the future, including those issued pursuant to the distribution reinvestment plan, (2) sell securities that are convertible into our common stock, (3) issue common stock in a private placement to institutional investors, or (4) issue shares of common stock to WPC and its affiliates for payment of fees in lieu of cash, then existing stockholders and investors purchasing shares in this offering will experience dilution of their percentage ownership in us. Depending on the terms of such transactions, most notably the offer price per share, which may be less than the price paid per share in this offering, and the value of our properties and our other investments, existing stockholders might also experience a dilution in the book value per share of their investment in us.
As a new investor, you will experience substantial dilution in the net tangible book value of your shares equal to the offering costs associated with your shares.
If you purchase our common shares in this offering, you will incur immediate dilution equal to the costs of the offering associated with your shares. This means that the investors who purchase common shares will pay a price per share that substantially exceeds the per share value of our assets after subtracting our liabilities. The costs of this offering are currently unknown and cannot be precisely estimated at this time. The costs will be substantial.
We may not be able to raise sufficient funds in this offering to make investments that will enable us to achieve our portfolio diversification objectives.
This offering is on a best-efforts basis and is not conditioned on the sale of any minimum number of shares. Our ability to diversify our investments, both geographically and by type of assets purchased, will be limited by the amount of funds at our disposal. The investment of a smaller sum of money will likely result in the acquisition of fewer assets and, accordingly, less diversification of our investment portfolio than the investment of a larger sum in a greater number of assets. The amount we have to invest will depend on the amount to be raised in this offering and through our distribution reinvestment plan and the amount of money we are able to borrow. Lack of diversification will increase the potential adverse effect on us and you of any under-performing investments.
Our board of directors may change our investment policies without stockholder approval, which could alter the nature of your investment.
Our charter requires that our independent directors review our investment policies at least annually to determine that the policies we are following are in the best interest of our stockholders. These policies may change over time. The methods of implementing our investment policies may also vary, as new investment techniques are developed. Our investment policies, the methods for their implementation, and our other objectives, policies and procedures may be altered by a majority of the directors (including a majority of the independent directors), without the approval of our stockholders. As a result, the nature of your investment could change without your consent. A change in our investment strategy may, among other things, increase our exposure to interest rate risk, default risk and commercial real property market fluctuations, all of which could materially adversely affect our ability to achieve our investment objectives.
We are not required to meet any diversification standards; therefore, our investments may become subject to concentration of risk.
Subject to our intention to maintain our qualification as a REIT, there are no limitations on the number or value of particular types of investments that we may make. We are not required to meet any diversification standards, including geographic diversification standards. Therefore, our investments may become concentrated in type or geographic location, which could subject us to significant concentration of risk with potentially adverse effects on our investment objectives.
Our success will be dependent on the performance of our advisor.
Our ability to achieve our investment objectives and to pay distributions will be dependent upon the performance of our advisor in the acquisition of investments, the selection of tenants, the determination of any financing arrangements, and the management of our assets. Investors will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments that are not described in this prospectus. You must rely entirely on the management ability of our advisor and the oversight of our board of directors. The past performance of partnerships and CPA® programs managed by our advisor may not be indicative of our advisor’s performance with respect to us. We cannot guarantee that our advisor will be able to successfully manage and achieve liquidity for us to the extent it has done so for prior programs.
CPA®:17 2007 10-K — 10

We may invest in assets outside our advisor’s core expertise and incur losses as a result.
We are not restricted in the types of investments we may make and we may invest in assets outside our advisor’s core expertise of long-term net leased properties. Our advisor may not be as familiar with the potential risks of investments outside net leased properties. While our advisor believes that, together with any subadvisors it may hire to assist it, it will have sufficient experience to appropriately evaluate any investments it may make, the fact that it does not have the same level of experience in evaluating investments outside its core business could result in such investments performing more poorly than long-term net lease investments, which in turn could adversely affect our revenues, net asset values, and distributions to stockholders.
WPC and Carey Financial have recently settled the previously disclosed SEC investigation. If other actions are brought against WPC or Carey Financial, we could be adversely affected.
As discussed in Item 3 — Legal Proceedings, WPC and Carey Financial have recently settled all matters relating to a previously disclosed SEC investigation, including matters relating to payments by CPA® REITs other than us during 2000-2003 to broker-dealers that distributed the shares of such other CPA® REITs.
Under the settlement, WPC will be required to cause payments to be made to the affected CPA® REITs of approximately $19,979,000 and pay a civil monetary penalty of $10,000,000. Also, in connection with implementing the settlement, a federal court injunction has been entered against WPC and Carey Financial enjoining them from violating a number of provisions of the federal securities laws. Any further violation of these laws by WPC or Carey Financial could result in civil remedies, including sanctions, fines and penalties, which may be more severe than if the violation had occurred without the injunction being in place. Additionally, if WPC or Carey Financial breaches the terms of the injunction, the SEC may petition the court to vacate the settlement and restore the SEC’s original action to the active docket for all purposes.
The settlement is not binding on other regulatory authorities, including FINRA, which regulates Carey Financial, state securities regulators, or other regulatory organizations, which may seek to commence proceedings or take action against WPC or its affiliates on the basis of the settlement or otherwise. Any actions that adversely affect WPC or Carey Financial may also have a material adverse effect on us because of our dependence on our advisor and its affiliates, including Carey Financial, for a broad range of services.
Our advisor has limited experience managing a REIT that has a broad investment strategy.
Our advisor has limited experience managing a REIT that has a broad investment strategy. The experience of our advisor consists mainly of making investments on behalf of the CPA® programs in net leased properties. Our advisor’s lack of investing experience in other asset classes could cause increased investment expenses or lower quality investments than anticipated, and therefore could adversely affect our revenues and distributions to our stockholders.
Exercising our right to repurchase all or a portion of Carey Holdings’ interests in our operating partnership upon certain termination events could be prohibitively expensive and could deter us from terminating the advisory agreement.
The termination of Carey Asset Management as our advisor, including by non-renewal of the advisory agreement, and replacement with an entity that is not an affiliate of WPC, or the resignation of our advisor for good reason, all after two years from the start of operations of our operating partnership, would give our operating partnership the right, but not the obligation, to repurchase all or a portion of Carey Holdings’ interests in our operating partnership at the fair market value of those interests on the date of termination, as determined by an independent appraiser. This repurchase could be prohibitively expensive, could require the operating partnership to have to sell assets to raise sufficient funds to complete the repurchase and could discourage or deter us from terminating the advisory agreement. Alternatively, if our operating partnership does not exercise its repurchase right and its interest is converted into a special limited partnership interest, we might be unable to find another entity that would be willing to act as our advisor while Carey Holdings owns a significant interest in the operating partnership. If we do find another entity to act as our advisor, we may be subject to higher fees than the fees charged by Carey Asset Management.
The repurchase of Carey Holdings’ special general partner interest in our operating partnership upon the termination of Carey Asset Management as our advisor may discourage a takeover attempt if our advisory agreement would be terminated and Carey Asset Management not replaced by an affiliate of WPC as our advisor in connection therewith.
In the event of a merger in which our advisory agreement is terminated and Carey Asset Management is not replaced by an affiliate of WPC as our advisor, the operating partnership must either repurchase all or a portion of Carey Holdings’ special general partner interest in our operating partnership or obtain the consent of Carey Holdings to the merger. This obligation may deter a transaction that could result in a merger in which we are not the survivor. This deterrence may limit the opportunity for stockholders to receive a premium for their common shares that might otherwise exist if an investor attempted to acquire us through a merger.
CPA®:17 2007 10-K — 11

The termination or replacement of our advisor could trigger a default or repayment event under our financing arrangements for some of our assets.
Lenders for certain of our assets typically request change of control provisions in the loan documentation that would make the termination or replacement of WPC or its affiliates as our advisor an event of default or an event requiring the immediate repayment of the full outstanding balance of the loan. While we will attempt to negotiate not to include such provisions, lenders may require such provisions. If an event of default or repayment event occurs with respect to any of our assets, our revenues and distributions to our stockholders may be adversely affected.
Payment of fees to our advisor, and distributions to our special general partner, will reduce cash available for investment and distribution.
Our advisor will perform services for us in connection with the offer and sale of our shares, the selection and acquisition of our investments, the management and leasing of our properties and the administration of our other investments. Unless our advisor elects to receive our common stock in lieu of cash compensation, we will pay our advisor substantial cash fees for these services. In addition, our special general partner is entitled to certain distributions from our operating partnership. The payment of these fees and distributions will reduce the amount of cash available for investments or distribution to our stockholders.
Our advisor may be subject to conflicts of interest.
Our advisor manages our business and selects our investments. Our advisor has some conflicts of interest in its management of us, which arise primarily from the involvement of our advisor in other activities that may conflict with us and the payment of fees by us to our advisor. Activities in which a conflict could arise between us and our advisor include:
•	the receipt of compensation by our advisor for acquisitions of investments, leases, sales and financing for us, which may cause our advisor to engage in transactions that generate higher fees, rather than transactions that are more appropriate or beneficial for our business;

•	agreements between us and our advisor, including agreements regarding compensation, will not be negotiated on an arm’s length basis as would occur if the agreements were with unaffiliated third parties;

•	acquisitions of single assets or portfolios of assets from affiliates, including the other operating CPA® REITs subject to our investment policies and procedures, which may take the form of a direct purchase of assets, a merger or another type of transaction;

•	competition with certain affiliates for investment acquisitions, which may cause our advisor and its affiliates to direct investments suitable for us to other related entities;

•	a decision by our advisor (on our behalf) of whether to hold or sell an asset. This decision could impact the timing and amount of fees payable to our advisor as well as allocations and distributions payable to Carey Holdings pursuant to its special general partner interests. On the one hand, our advisor receives asset management fees and may decide not to sell an asset. On the other hand, Carey Holdings will be entitled to certain profit allocations and cash distributions based upon sales of assets as a result of its operating partnership profits interest;

•	a recommendation by our advisor that we declare distributions at a particular rate because our advisor and Carey Holdings may begin collecting subordinated fees and subordinated distributions once the applicable preferred return rate has been met; and

•	disposition fees based on the sale price of assets and interests in disposition proceeds based on net cash proceeds from sale, exchange or other disposition of assets, may cause a conflict between the advisor’s desire to sell an asset and our plans to hold or sell the asset.
We have limited independence from our advisor.
All of our management functions are performed by officers of our advisor pursuant to our contract with the advisor. Additionally, some of the members of our board of directors, upon consummation of this offering will also be directors of WPC. The independent directors of the other operating CPA® REITs have agreed to review the qualifications of the individuals we elect as our independent directors in order to determine that they satisfy our independence standards. Subject to their satisfying the independence standards, they will be elected to our board to hold office for one year until the next annual meeting of the stockholders. The initial independent directors will be elected by our current sole stockholder for a term of one year until the next annual meeting of the stockholders. Independent directors of other operating CPA® REITs may also serve as our independent directors. As a result of the foregoing, we have limited independence from WPC. This limited independence, combined with Carey Asset Management’s and Carey Holdings’ interests in us, may exacerbate the conflicts of interest described in this section because of the substantial control that our advisor has over us and because of its economic incentives that may differ from those of our stockholders.
CPA®:17 2007 10-K — 12

We face competition from affiliates of our advisor in the purchase, sale, lease and operation of properties.
WPC and its affiliates specialize in providing lease financing services to corporations and in sponsoring funds, such as the CPA® REITs, that invest in real estate. Some of the other operating CPA® REITs have investment policies and return objectives that are similar to ours and several of the other operating CPA® REITs are currently actively seeking opportunities to reinvest capital. Therefore, WPC and its affiliates, including other operating CPA® REITs and future entities advised by WPC, may compete with us with respect to properties, potential purchasers, sellers and lessees of properties, and mortgage financing for properties. We do not have a non-competition agreement with WPC or the other operating CPA® REITs and there are no restrictions on WPC’s ability to sponsor or manage funds or other investment vehicles that may compete with us in the future. Some of the entities formed and managed by WPC may be focused specifically on particular types of investments and receive preference in the allocation of those types of investments.
The sales agent’s affiliation with our advisor may cause a conflict of interest and may hinder the performance of its due diligence obligations.
Carey Financial will receive selling commissions and a selected dealer fee, all or a portion of which it may re-allow to other dealers, as well as a wholesaling fee in connection with this offering. As sales agent, Carey Financial has certain obligations under the federal securities laws to undertake a due diligence investigation with respect to the parties involved in this offering, including our advisor. Carey Financial’s affiliation with our advisor may cause a conflict of interest for Carey Financial in carrying out its due diligence obligations. While we make certain representations to Carey Financial on which it may rely, Carey Financial has not requested and will not obtain from counsel an opinion to the effect that the prospectus will not include any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements in the prospectus, in the light of the circumstances under which they were made, not misleading.
Our advisor may hire subadvisors in areas where our advisor is seeking additional expertise. Stockholders will not be able to review these subadvisors and our advisor may not have sufficient expertise to monitor the subadvisors.
Our advisor has the right to appoint one or more subadvisors with expertise in our target asset classes to assist our advisor with investment decisions and asset management. We do not have control over which subadvisors our advisor may choose and our advisor may not have the necessary expertise to effectively monitor the subadvisors’ investment decisions.
We do not fully control the management for our properties.
The tenants or managers of net lease properties are responsible for maintenance and other day-to-day management of the properties. Because our revenues are largely derived from rents, our financial condition is dependent on the ability of our tenants to operate the properties successfully. If tenants are unable to operate the properties successfully, the tenants may not be able to pay their rent, which could adversely affect our financial condition.
We may incur material losses on some of our investments.
Our objective is to pay attractive risk adjusted returns which means that we will take on risk in order to achieve higher returns. We expect that we will incur losses on some of our investments. Some of those losses could be material.
Liability for uninsured losses could adversely affect our financial condition.
Losses from disaster-type occurrences (such as wars, terrorist activities, floods or earthquakes) may be either uninsurable or not insurable on economically viable terms. Should an uninsured loss occur, we could lose our capital investment and/or anticipated profits and cash flow from one or more investments, which in turn could cause the value of the shares and distributions to our stockholders to be reduced.
A potential change in U.S. accounting standards regarding operating leases may make the leasing of facilities less attractive to our potential domestic tenants, which could reduce overall demand for our leasing services.
Under Statement of Financial Accounting Standard No. 13, Accounting for Leases, a lease is classified by a tenant as a capital lease if the significant risks and rewards of ownership are considered to reside with the tenant. This situation is considered to be met if, among other things, the non-cancellable lease term is more than 75% of the useful life of the asset or if the present value of the minimum lease payments equals 90% or more of the leased property’s fair value. Under capital lease accounting for a tenant, both the leased asset and liability are reflected on their balance sheet. If the lease does not meet any of the criteria for a capital lease, the lease is considered an operating lease by the tenant, and the obligation does not appear on the tenant’s balance sheet; rather the contractual future minimum payment obligations are only disclosed in the footnotes thereto. Thus, entering into an operating lease can appear to enhance a tenant’s balance sheet in comparison to direct ownership. In 2005, the SEC conducted a study of off-balance-sheet financing which, among other areas, included lease accounting. This study raised concerns that the current accounting model does not clearly portray the resources and obligations arising from long term lease transactions with sufficient transparency. In July 2006, the Financial Accounting Standards Board and the International Accounting Standards Board announced a joint project to re-evaluate lease accounting. Changes to the accounting guidance could affect both the Company’s accounting for leases as well as that of its
CPA®:17 2007 10-K — 13

current and potential customers. These changes may affect how the real estate leasing business is conducted both domestically and internationally. For example, if the accounting standards regarding the financial statement classification of operating leases are revised, then companies may be less willing to enter into leases in general or desire to enter into leases with shorter terms because the apparent benefits to their balance sheets could be reduced or eliminated. This in turn could cause a delay in investing our offering proceeds, and make it more difficult for us to enter into leases on terms we find favorable.
Our net tangible book value may be adversely affected if we are required to adopt the fair value accounting provisions of SOP 07-1.
In June 2007, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”). SOP 07-1 addresses when the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” must be applied by an entity and whether investment company accounting must be retained by a parent company in consolidation or by an investor in the application of the equity method of accounting. In addition, SOP 07-1 includes certain disclosure requirements for parent companies and equity method investors in investment companies that retain investment company accounting in the parent company’s consolidated financial statements or the financial statements of an equity method investor. In February 2008, FSP SOP 07-1-1 was issued to delay the indefinitely the effective date of SOP 07-1 and prohibit adoption of SOP 07-1 for an entity that has not early adopted SOP 07-1 before issuance of the final FSP. We are currently assessing the potential impact that the adoption of this statement may have on our financial position and results of operations.
While we maintain an exemption from the Investment Company Act of 1940, as amended and are therefore not regulated as an investment company, we may be required to adopt the fair value accounting provisions of SOP 07-1. Under these provisions our investments would be recorded at fair value with changes in value reflected in our earnings, which may result in significant fluctuations in our results of operations and net tangible book value. In addition to the immediate substantial dilution in net tangible book value per share equal to the costs of the offering, as described earlier, net tangible book value per share may be further reduced by any declines in the fair value of our investments.
Our participation in joint ventures creates additional risk.
From time to time we may participate in joint ventures and purchase assets jointly with the other operating CPA® REITs and may do so as well with third parties. There are additional risks involved in joint venture transactions. As a co-investor in a joint venture we would not be in a position to exercise sole decision-making authority relating to the property, joint venture or other entity. In addition, there is a potential of our joint venture partner becoming bankrupt and the possibility of diverging or inconsistent economic or business interests of us and our partner. These diverging interests could result in, among other things, exposing us to liabilities of the joint venture in excess of our proportionate share of these liabilities. The partition rights of each owner in a jointly owned property could reduce the value of each portion of the divided property. In addition, the fiduciary obligation that our advisor or members of our board may owe to our partner in an affiliated transaction may make it more difficult for us to enforce our rights.
Your investment return may be reduced if we are required to register as an investment company under the Investment Company Act.
We do not intend to register as an investment company under the Investment Company Act of 1940, as amended. If we were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things:
•	limitations on capital structure;

•	restrictions on specified investments;

•	prohibitions on transactions with affiliates; and

•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly increase our operating expenses.
In general, we expect to be able to rely on the exemption from registration provided by Section 3(c)(5)(C) of the Investment Company Act. In order to qualify for this exemption, at least 55% of our portfolio must be comprised of real property and mortgages and other liens on an interest in real estate (collectively, “qualifying assets”) and at least 80% of our portfolio must be comprised of real estate-related assets. Qualifying assets include mortgage loans, mortgage-backed securities that represent the entire ownership in a pool of mortgage loans and other interests in real estate. In order to maintain our exemption from regulation under the Investment Company Act, we must continue to engage primarily in the business of buying real estate, and these investments must be made within a year after this offering ends. If we are unable to invest a significant portion of the proceeds of this offering in properties within one year of the termination of this offering, we may be able to avoid being required to register as an investment company by temporarily investing any unused proceeds in government securities with low returns. This would reduce the cash available for distribution to stockholders and possibly lower your returns.
CPA®:17 2007 10-K — 14

To maintain compliance with the Investment Company Act exemption, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional income or loss generating assets that we might not otherwise have acquired or may have to forego opportunities to acquire interests in companies that we would otherwise want to acquire and would be important to our investment strategy. If we were required to register as an investment company we would be prohibited from engaging in our business as currently contemplated because the Investment Company Act imposes significant limitations on leverage. In addition, we would have to seek to restructure the advisory agreement because the compensation that it contemplates would not comply with the Investment Company Act. Criminal and civil actions could also be brought against us if we failed to comply with the Investment Company Act. In addition, our contracts would be unenforceable unless a court were to require enforcement, and a court could appoint a receiver to take control of us and liquidate our business.
Compliance with the Americans with Disabilities Act may require us to spend substantial amounts of money which could adversely affect our operating results.
We must comply with the Americans with Disabilities Act and fire and safety regulations, which can require significant expenditures. All of our properties must comply with the applicable portions of the Americans with Disabilities Act and the related regulations, rules and orders, commonly referred to as the ADA, or similar applicable foreign laws. The ADA, for example, has separate compliance requirements for “public accommodations” and “commercial facilities,” but generally requires that buildings be made accessible to persons with disabilities. If we fail to comply with the ADA and other applicable laws, the U.S. or foreign government might impose fines on us and award damages to individuals affected by the failure. In addition, we must operate our properties in compliance with numerous local and foreign fire and safety regulations, building codes and other land use regulations. Compliance with these requirements could require us to spend substantial amounts of money, which could adversely affect our operating results. Failure to comply with these requirements may also affect the marketability of the properties.
Our derivative financial instruments used to hedge against interest rate and currency fluctuations could reduce the overall returns on your investment.
We may use derivative financial instruments to hedge exposures to changes in interest rates and currency rates. These instruments involve risk, such as the risk that counterparties may fail to perform under the terms of the derivative contract or that such arrangements may not be effective in reducing our exposure to interest rate changes. In addition, the possible use of such instruments may reduce the overall return on our investments. These instruments may also generate income that may not be treated as qualifying REIT income for purposes of the 75% or 95% REIT income test.
International investment risks, including currency fluctuation, adverse political or economic developments, lack of uniform accounting standards (including availability of information in accordance with U.S. generally accepted accounting principles), the tax treatment of transaction structures, uncertainty of foreign laws and the difficulty of enforcing certain obligations in other countries may adversely affect our operations and our ability to make distributions.
We may purchase properties and/or assets secured by properties or interests in properties located outside the U.S. Foreign real estate investments involve certain risks not generally associated with investments in the U.S. These risks include unexpected changes in regulatory requirements, political and economic instability in certain geographic locations, potential imposition of adverse or confiscatory taxes, possible challenges to the anticipated tax treatment of the structures through which we acquire and hold investments, possible currency transfer restrictions, expropriation, the difficulty in enforcing obligations in other countries and the burden of complying with a wide variety of foreign laws. Each of these risks might adversely affect our performance and impair our ability to make distributions to our stockholders required to maintain our REIT qualification. In addition, there is less publicly available information about foreign companies and a lack of uniform financial accounting standards and practices (including the availability of information in accordance with accounting principles generally accepted in the United States of America) which could impair our ability to analyze transactions and receive timely and accurate financial information from tenants necessary to meet our reporting obligations to financial institutions or governmental or regulatory agencies. Certain of these risks may be greater in emerging markets and less developed countries. Furthermore, our advisor’s expertise to date is primarily in the U.S. and Europe and our advisor has little or no expertise in other international markets.
We may invest in new geographic areas that have risks that are greater or less well known to us and we may incur losses as a result.
We may purchase properties and assets secured by properties located outside the U.S. and Europe. Our advisor’s expertise to date is primarily in the U.S. and Europe and our advisor does not have the same expertise in other international markets. Our advisor may not be as familiar with the potential risks to our investments outside the U.S. and Europe and we may incur losses as a result.
CPA®:17 2007 10-K — 15

We will incur debt to finance our operations, which may subject us to an increased risk of loss.
We will incur debt to finance our operations. The leverage we employ will vary depending on our ability to obtain credit facilities, the loan-to-value and debt service coverage ratios of our assets, the yield on our assets, the targeted leveraged return we expect from our investment portfolio and our ability to meet ongoing covenants related to our asset mix and financial performance. Our return on our investments and cash available for distribution to our stockholders may be reduced to the extent that changes in market conditions cause the cost of our financing to increase relative to the income that we can derive from the assets we acquire.
Debt service payments may reduce the net income available for distributions to our stockholders. Moreover, we may not be able to meet our debt service obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to foreclosure or sale to satisfy our debt obligations. Our charter or bylaws do not restrict the form of indebtedness we may incur.
The inability of a tenant in a single tenant property to pay rent will reduce our revenues.
We expect that most of our commercial real estate properties will each be occupied by a single tenant and, therefore, the success of our investments is materially dependent on the financial stability of such tenants. Lease payment defaults by tenants could cause us to reduce the amount of distributions to our stockholders. A default of a tenant on its lease payments to us would cause us to lose the revenue from the property and cause us to have to find an alternative source of revenue to meet any mortgage payment and prevent a foreclosure if the property is subject to a mortgage. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting our property. If a lease is terminated, there is no assurance that we will be able to lease the property for the rent previously received or sell the property without incurring a loss.
The bankruptcy or insolvency of tenants or borrowers may cause a reduction in revenue.
Bankruptcy or insolvency of a tenant or borrower could cause:
•	the loss of lease or interest payments;

•	an increase in the costs incurred to carry the asset;

•	a reduction in the value of our shares; and

•	a decrease in distributions to our stockholders.
Under U.S. bankruptcy law, a tenant who is the subject of bankruptcy proceedings has the option of assuming or rejecting any unexpired lease. If the tenant rejects the lease, any resulting claim we have for breach of the lease (excluding collateral securing the claim) will be treated as a general unsecured claim. The maximum claim will be capped at the amount owed for unpaid rent prior to the bankruptcy unrelated to the termination, plus the greater of one year’s lease payments or 15% of the remaining lease payments payable under the lease (but no more than three years’ lease payments). In addition, due to the long-term nature of our leases and terms providing for the repurchase of a property by the tenant, a bankruptcy court could recharacterize a net lease transaction as a secured lending transaction. If that were to occur, we would not be treated as the owner of the property, but might have rights as a secured creditor. Those rights would not include a right to compel the tenant to timely perform its obligations under the lease but may instead entitle us to “adequate protection,” a bankruptcy concept that applies to protect against a decrease in the value of the property if the value of the property is less than the balance owed to us.
Insolvency laws outside of the U.S. may not be as favorable to reorganization or to the protection of a debtor’s rights as tenants under a lease as are the laws in the U.S. Our rights to terminate a lease for default may be more likely to be enforceable in countries other than the U.S., in which a debtor/ tenant or its insolvency representative may be less likely to have rights to force continuation of a lease without our consent. Nonetheless, such laws may permit a tenant or an appointed insolvency representative to terminate a lease if it so chooses.
However, in circumstances where the bankruptcy laws of the U.S. are considered to be more favorable to debtors and to their reorganization, entities which are not ordinarily perceived as U.S. entities may seek to take advantage of the U.S. bankruptcy laws if they are eligible. An entity would be eligible to be a debtor under the U.S. bankruptcy laws if it had a domicile (state of incorporation or registration), place of business or assets in the U.S. If a tenant became a debtor under the U.S. bankruptcy laws, then it would have the option of assuming or rejecting any unexpired lease. As a general matter, after the commencement of bankruptcy proceedings and prior to assumption or rejection of an expired lease, U.S. bankruptcy laws provide that until an unexpired lease is assumed or rejected, the tenant (or its trustee if one has been appointed) must timely perform obligations of the tenant under the lease. However, under certain circumstances, the time period for performance of such obligations may be extended by an order of the bankruptcy court.
Other CPA® programs managed by our advisor or its affiliates have had tenants file for bankruptcy protection and are involved in litigation (including two international tenants). Four prior CPA® programs reduced the rate of distributions to their investors as a result of adverse developments involving tenants.
CPA®:17 2007 10-K — 16

Similarly, if a borrower under our loan transactions declares bankruptcy, there may not be sufficient funds to satisfy its payment obligations to us, which may adversely affect our revenue and distributions to our stockholders. The mortgage loans in which we may invest and the mortgage loans underlying the mortgage-backed securities in which we may invest will be subject to delinquency, foreclosure and loss, which could result in losses to us.
Our leases may permit tenants to purchase a property at a predetermined price, which could limit our realization of any appreciation.
Based upon our advisor’s past experience, we expect that significant number of our future leases will include provisions under which the tenant will have a right to purchase the property it leases. The purchase price may be a fixed price or it may be based on a formula or it may be based on market value at the time of exercise. If a tenant exercises its right to purchase the property and the property’s market value has increased beyond that price, we would be limited in fully realizing the appreciation on that property. Additionally, if the price at which the tenant can purchase the property is less than our purchase price or carrying value (for example, where the purchase price is based on an appraised value), we may incur a loss.
Highly leveraged tenants may have a higher possibility of filing for bankruptcy or insolvency.
Highly leveraged tenants that experience downturns in their operating results due to adverse changes to their business or economic conditions may have a higher possibility of filing for bankruptcy or insolvency. In bankruptcy or insolvency, a tenant may have the option of vacating a property instead of paying rent. Until such a property is released from bankruptcy, our revenues may be reduced and could cause us to reduce distributions to stockholders.
The credit profile of our tenants may create a higher risk of lease defaults and therefore lower revenues.
Generally, no credit rating agencies evaluate or rank the debt or the credit risk of many of our tenants, as we will seek tenants that we believe will have stable or improving credit profiles that have not been recognized by the traditional credit market. Our long-term leases with certain of these tenants may therefore pose a higher risk of default than would long-term leases with tenants whose credit potential has already been recognized by the market.
We may incur costs to finish build-to-suit properties.
We may sometimes acquire undeveloped land or partially developed buildings for the purpose of owning to-be-built facilities for a prospective tenant. The primary risks of a build-to-suit project are potential for failing to meet an agreed-upon delivery schedule and cost-overruns, which may, among other things cause the total project costs to exceed the original appraisal. In some cases, the prospective tenant will bear these risks. However, in other instances we may be required to bear these risks which means that we may have to advance funds to cover cost-overruns which we would not be able to recover through increased rent payments or that we may incur schedule delays that delay commencement of rent. We will attempt to minimize these risks through guaranteed maximum price contracts, review of contractor financials and completed plans and specifications prior to commencement of construction. The incurrence of the costs described above or any non-occupancy by the tenant upon completion may reduce the project’s and our portfolio’s returns or result in losses to us.
We are subject, in part, to the risks of real estate ownership which could reduce the value of our properties.
Our performance and asset value is, in part, subject to risks incident to the ownership and operation of real estate, including:
•	changes in the general economic climate;

•	changes in local conditions such as an oversupply of space or reduction in demand for real estate;

•	changes in interest rates and the availability of financing; and

•	changes in laws and governmental regulations, including those governing real estate usage, zoning and taxes.
We may have difficulty selling or re-leasing our properties.
Real estate investments generally lack liquidity compared to other financial assets and this lack of liquidity will limit our ability to quickly change our portfolio in response to changes in economic or other conditions. The leases we may enter into or acquire may be for properties that are specially suited to the particular needs of our tenant. With these properties, if the current lease is terminated or not renewed, we may be required to renovate the property or to make rent concessions in order to lease the property to another tenant. In addition, if we are forced to sell the property, we may have difficulty selling it to a party other than the tenant due to the special purpose for which the property may have been designed. These and other limitations may affect our ability to sell properties without adversely affecting returns to our stockholders.
Potential liability for environmental matters could adversely affect our financial condition.
We expect to invest in real properties historically used for industrial, manufacturing, and commercial purposes. We therefore may own properties that have known or potential environmental contamination as a result of historical or ongoing operations. Buildings and structures on the properties we purchase may have known or suspected asbestos-containing building materials. We may invest in properties located in countries that have adopted laws or observe environmental management standards that are less stringent than
CPA®:17 2007 10-K — 17

those generally followed in the United States, which may pose a greater risk that releases of hazardous or toxic substances have occurred to the environment. Leasing properties to tenants that engage in these activities, and owning properties historically and currently used for industrial, manufacturing, and commercial purposes, will cause us to be subject to the risk of liabilities under environmental laws. Some of these laws could impose the following on us:
•	Responsibility and liability for the cost of investigation, removal or remediation of hazardous or toxic substances released on or from our property, generally without regard to our knowledge of, or responsibility for, the presence of these contaminants.

•	Liability for claims by third parties based on damages to natural resources or property, personal injuries, or costs of removal or remediation of hazardous or toxic substances in, on, or migrating from our property.

•	Responsibility for managing asbestos-containing building materials, and third-party claims for exposure to those materials.
Our costs of investigation, remediation or removal of hazardous or toxic substances, or for third-party claims for damages, may be substantial. The presence of hazardous or toxic substances on one of our properties, or the failure to properly remediate a contaminated property, could give rise to a lien in favor of the government for costs it may incur to address the contamination, or otherwise adversely affect our ability to sell or lease the property or to borrow using the property as collateral. While we will attempt to mitigate identified environmental risks by requiring tenants contractually to acknowledge their responsibility for complying with environmental laws and to assume liability for environmental matters, circumstances may arise in which a tenant fails, or is unable, to fulfill its contractual obligations. In addition, environmental liabilities, or costs or operating limitations imposed on a tenant to comply with environmental laws, could affect its ability to make rental payments to us.
We face active competition for the investments we make.
In raising funds for investment, we may face active competition from other funds with similar investment objectives that seek to raise funds from investors through publicly registered, non-traded funds, publicly-traded funds, or private funds. This competition, as well as any change in the attractiveness to investors of an investment in the types of assets held by us, relative to other types of investments, could adversely affect our ability to raise funds for future investments. We may face competition for the acquisition of commercial properties and real estate-related assets from insurance companies, credit companies, pension funds, private individuals, investment companies and other REITs. We may also face competition from institutions that provide or arrange for other types of commercial financing through private or public offerings of equity or debt or traditional bank financings. These institutions may accept greater risk or lower returns, allowing them to offer more attractive terms to prospective tenants. In addition, our advisor’s evaluation of the acceptability of rates of return on our behalf will be affected by our relative cost of capital. Thus, to the extent our fee structure and cost of fundraising is higher than our competitors, we may be limited in the amount of new acquisitions we are able to make.
Non-net lease investments may involve higher risks and less current income, which could adversely affect distributions.
We plan to make investments other than net-lease investments, such as equity investments in real properties that are not long-term net leased to a single tenant, senior mortgage loans, B notes, mezzanine real estate loans, commercial mortgage-backed securities and equity and debt securities issued by real estate companies. Such investments may be subject to higher risks than investments in long-term net leased assets. For example, as a mezzanine lender of investor in securities we will not have a direct ownership or security interest in real properties and if the borrower or issuer defaults on an interest or dividend payment we will have no foreclosure rights on any real properties. In addition, we may not have the ability to structure the terms of a B note or a preferred equity security and may not obtain terms that are as favorable as if we were leading the structuring negotiations. Additional risks relating to these investments are described below under “Risks Related to Our Other Potential Investments”. Further, our non-net lease investments may generate less current or more irregular income than net-lease investments. The additional risks and irregularities in income that may characterize non-net lease investments could adversely affect our ability to pay distributions to stockholders.
Appraisals that we obtain may include leases in place on the property being appraised and if the leases terminate, the value of the property may become significantly lower.
The appraisals that we obtain on our properties may be based on the value of the properties when the properties are leased. If the leases on the properties terminate, the value of the properties may fall significantly below the appraised value.
Deterioration in the credit markets could adversely affect our ability to finance or refinance investments and the ability of our tenants to meet their obligations which could affect our ability to make distributions.
Industry concerns over asset quality have increased in recent periods due in large part to issues related to subprime residential mortgage lending, declining real estate activity and general economic concerns. This has led to deterioration in credit markets domestically and internationally. This deterioration has been severe in the real estate lending sector, where available liquidity, including through collateralized debt obligations (“CDOs”) and other securitizations, significantly declined during the second half of 2007 and remains depressed as of the date of this filing.
CPA®:17 2007 10-K — 18

While our investment portfolio does not currently include investments in residential mortgage loans or in CDOs backed by residential mortgage loans, the general reduction in available financing for real-estate related investments may impact our financial condition by increasing our cost of borrowing, reducing our overall leverage (which may reduce our returns on investment) and making it more difficult for us to obtain financing on future acquisitions or to refinance debt. These effects could in turn adversely affect our ability to make distributions.
In addition, the creditworthiness of our tenants may be adversely affected if their assets include investments in CDOs and residential mortgage loans, or if they have difficulty obtaining financing to fund their business operations. Any such effects could adversely impact our tenants’ ability to meet their ongoing lease obligations to us, which could in turn adversely affect our ability to make distributions.
The mortgage loans in which we may invest and the mortgage loans underlying the mortgage-backed securities in which we may invest will be subject to delinquency, foreclosure and loss, which could result in losses to us.
The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of the property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by the risks particular to real property described above, as well as, among other things:
•	tenant mix;

•	success of tenant businesses;

•	property management decisions;

•	property location and condition;

•	competition from comparable types of properties;

•	changes in specific industry segments;

•	declines in regional or local real estate values, or rental or occupancy rates; and

•	increases in interest rates, real estate tax rates and other operating expenses.
In the event of any default under a mortgage loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our ability to achieve our investment objectives, including, without limitation, diversification of our commercial real estate properties portfolio by property type and location, moderate financial leverage, low to moderate operating risk and an attractive level of current income. In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to that borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a mortgage loan can be an expensive and lengthy process that could have a substantial negative effect on our anticipated return on the foreclosed mortgage loan.
The B notes, subordinate mortgage notes, mezzanine loans and participation interests in mortgage and mezzanine loans in which we may invest may be subject to risks relating to the structure and terms of the transactions, as well as subordination in bankruptcy, and there may not be sufficient funds or assets remaining to satisfy the subordinate notes in which we may have invested, which may result in losses to us.
We may invest in B notes, subordinate mortgage notes, mezzanine loans and participation interests in mortgage and mezzanine loans, to the extent consistent with our investment guidelines and the rules applicable to REITs. These investments are subordinate to first mortgages on commercial real estate properties and are secured by subordinate rights to the commercial real estate properties or by equity interests in the commercial entity. If a borrower defaults or declares bankruptcy, after senior obligations are met, there may not be sufficient funds or assets remaining to satisfy the subordinate notes in which we may have invested. Because each transaction is privately negotiated, B notes and subordinate mortgage notes can vary in their structural characteristics and lender rights. Our rights to control the default or bankruptcy process following a default will vary from transaction to transaction. The subordinate real estate related debt in which we intend to invest may not give us the right to demand foreclosure. Furthermore, the presence of intercreditor agreements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies and control decisions made in bankruptcy proceedings relating to borrowers. Bankruptcy and borrower litigation can significantly increase the time needed for us to acquire underlying collateral in the event of a default, during which time the collateral may decline in value. In addition, there are significant costs and delays associated with the foreclosure process. The Internal Revenue Service, or IRS, has issued restrictive guidance as to when a loan secured by equity in an entity will be treated as a qualifying REIT asset. Failure to comply with such guidance could jeopardize our ability to qualify as a REIT.
CPA®:17 2007 10-K — 19

Interest rate fluctuations and changes in prepayment rates could reduce our ability to generate income on our investments in mortgage loans.
The yield on our investments in mortgage loans may be sensitive to changes in prevailing interest rates and changes in prepayment rates. Therefore, changes in interest rates may affect our net interest income, which is the difference between the interest income we earn on our interest-earning investments and the interest expense we incur in financing these investments. We will often price loans at a spread to either United States Treasury obligations, swaps or the London Inter-Bank Offered Rate, or LIBOR. A decrease in these indexes may lower the yield on our investments. Conversely, if these indexes rise materially, borrowers may become delinquent or default on the high-leverage loans we occasionally target. As discussed below with respect to mortgages underlying mortgage-backed securities, when a borrower prepays a mortgage loan more quickly than we expect, our expected return on the investment generally will be adversely affected.
An increase in prepayment rates of the mortgages underlying any mortgage-backed securities in which we may invest may adversely affect the profitability of our investment in these securities.
The mortgage-backed securities we may acquire will be secured by pools of mortgage loans. When we acquire a mortgage-backed security, we anticipate that the underlying mortgages will be prepaid at a projected rate generating an expected yield. When borrowers prepay their mortgage loans more quickly than we expect, it results in redemptions that are earlier than expected on the mortgage-backed securities, and this may adversely affect the expected returns on our investments. Prepayment rates generally increase when interest rates fall and decrease when interest rates rise, but changes in prepayment rates are difficult to predict. Prepayment rates also may be affected by conditions in the housing and financial markets, general economic conditions and the relative interest rates on fixed-rate and adjustable-rate mortgage loans.
As the holder of mortgage-backed securities, a portion of our investment principal will be returned to us if and when the underlying mortgages are prepaid. In order to continue to earn a return on this returned principal, we must reinvest it in other mortgage-backed securities or other investments. If interest rates are falling, however, we may earn a lower return on the new investment as compared to the original mortgage-backed security.
We may invest in subordinate mortgage-backed securities which are subject to a greater risk of loss than more senior securities.
We may invest in a variety of subordinate mortgage-backed securities, to the extent consistent with our investment guidelines and the rules applicable to REITs. The ability of a borrower to make payments on the loan underlying these securities is dependent primarily upon the successful operation of the property rather than upon the existence of independent income or assets of the borrower. In the event of default and the exhaustion of any equity support, reserve fund, letter of credit and any classes of securities junior to those in which we invest, we may not be able to recover all of our investment in the securities we purchase.
Expenses of enforcing the underlying mortgage loans (including litigation expenses), expenses of protecting the properties securing the mortgage loans and the lien on the mortgaged properties, and, if such expenses are advanced by the servicer of the mortgage loans, interest on such advances will also be allocated to junior securities prior to allocation to more senior classes of securities issued in the securitization. Prior to the reduction of distributions to more senior securities, distributions to the junior securities may also be reduced by payments of compensation to any servicer engaged to enforce a defaulted mortgage loan. Such expenses and servicing compensation may be substantial and consequently, in the event of a default or loss on one or more mortgage loans contained in a securitization, we may not recover our investment.
An economic downturn could increase the risk of loss on our investments in subordinated mortgage-backed securities. The prices of lower credit-quality securities, such as the subordinated mortgage-backed securities in which we plan to invest, are generally less sensitive to interest rate changes than more highly rated investments, but are more sensitive to adverse economic downturns or individual property developments. An economic downturn or a projection of an economic downturn could cause a decline in the price of lower credit quality securities because the ability of obligors of mortgages underlying mortgage-backed securities to make principal and interest payments may be impaired. In such event, existing credit support to a securitized structure may be insufficient to protect us against loss of our principal on these securities.
The B Notes in which we invest may be subject to additional risks relating to the privately negotiated structure and terms of the transaction, which may result in losses to us.
We may invest in B Notes. A B Note is a mortgage loan typically (i) secured by a first mortgage on a single large commercial property or group of related properties and (ii) subordinated to an A Note secured by the same first mortgage on the same collateral. As a result, if a borrower defaults, there may not be sufficient funds remaining for B Note owners after payment to the A Note owners. B Notes reflect similar credit risks to comparably rated CMBS. However, since each transaction is privately negotiated, B Notes can vary in their structural characteristics and risks. For example, the rights of holders of B Notes to control the process following a borrower default may be limited in certain investments. We cannot predict the terms of each B Note investment. Further, B Notes typically are
CPA®:17 2007 10-K — 20

secured by a single property, and so reflect the increased risks associated with a single property compared to a pool of properties. B Notes also are less liquid than CMBS, thus we may be unable to dispose of underperforming or non-performing investments. The higher risks associated with our subordinate position in B Note investments could subject us to increased risk of losses.
Investment in non-conforming and non-investment grade loans may involve increased risk of loss.
We may acquire or originate certain loans that do not conform to conventional loan criteria applied by traditional lenders and are not rated or are rated as non-investment grade (for example, for investments rated by Moody’s Investors Service, ratings lower than Baa3, and for Standard & Poor’s, BBB- or below). The non-investment grade ratings for these loans typically result from the overall leverage of the loans, the lack of a strong operating history for the properties underlying the loans, the borrowers’ credit history, the properties’ underlying cash flow or other factors. As a result, these loans we may originate or acquire have a higher risk of default and loss than conventional loans. Any loss we incur may reduce distributions to our stockholders. There are no limits on the percentage of unrated or non-investment grade assets we may hold in our portfolio.
Investments in mezzanine loans involve greater risks of loss than senior loans secured by income producing properties.
We may invest in mezzanine loans. Investments in mezzanine loans take the form of subordinated loans secured by second mortgages on the underlying property or loans secured by a pledge of the ownership interests in the entity that directly or indirectly owns the property. These types of investments involve a higher degree of risk than a senior mortgage loan because the investment may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse, to the assets of the property owning entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt is paid in full. As a result, we may not recover some or all of our investment, which could result in losses. In addition, mezzanine loans may have higher loan to value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal.
Our investments in debt securities are subject to specific risks relating to the particular issuer of securities and to the general risks of investing in subordinated real estate securities.
Our investments in debt securities involve special risks. REITs generally are required to invest substantially in real estate or real estate-related assets and are subject to the inherent risks associated with real estate-related investments discussed in this prospectus. Our investments in debt are subject to the risks described above with respect to mortgage loans and mortgage backed securities and similar risks, including:
•	risks of delinquency and foreclosure, and risks of loss in the event thereof;

•	the dependence upon the successful operation of and net income from real property;

•	risks generally incident to interests in real property; and

•	risk that may be presented by the type and use of a particular commercial property.
Debt securities are generally unsecured and may also be subordinated to other obligations of the issuer. We may also invest in debt securities that are rated below investment grade. As a result, investment in debt securities are also subject to risks of:
•	limited liquidity in the secondary trading market;

•	substantial market price volatility resulting from changes in prevailing interest rates;

•	subordination to the prior claims of banks and other senior lenders to the issuer;

•	the operation of mandatory sinking fund or call/redemption provisions during periods of declining interest rates that could cause the issuer to reinvest premature redemption proceeds in lower yielding assets;

•	the possibility that earnings of the debt security issuer may be insufficient to meet its debt service; and

•	the declining creditworthiness and potential for insolvency of the issuer of such debt securities during periods of rising interest rates and economic downturn.
The risks may adversely affect the value of outstanding debt securities and the ability of the issuers thereof to repay principal and interest.
Investments in securities of REITs, real estate operating companies and companies with significant real estate assets will expose us to many of the same general risks associated with direct real property ownership.
Investments we may make in other REITs, real estate operating companies and companies with significant real estate assets, directly or indirectly through other real estate funds, will be subject to many of the same general risks associated with direct real property ownership. In particular, equity REITs may be affected by changes in the value of the underlying property owned by us, while mortgage REITs may be affected by the quality of any credit extended. Since REIT investments, however, are securities, they also may be exposed to market risk and price volatility due to changes in financial market conditions and changes as discussed below.
CPA®:17 2007 10-K — 21

The value of the equity securities of companies engaged in real estate activities that we may invest in may be volatile and may decline.
The value of equity securities of companies engaged in real estate activities, including those of REITs, fluctuates in response to issuer, political, market and economic developments. In the short term, equity prices can fluctuate dramatically in response to these developments. Different parts of the market and different types of equity securities can react differently to these developments and they can affect a single issuer, multiple issuers within an industry or economic sector or geographic region or the market as a whole. These fluctuations in value could result in significant gains or losses being reported in our financial statements because we will be required to mark such investments to market periodically.
The real estate industry is sensitive to economic downturns. The value of securities of companies engaged in real estate activities can be adversely affected by changes in real estate values and rental income, property taxes, interest rates and tax and regulatory requirements. In addition, the value of a REIT’s equity securities can depend on the structure and amount of cash flow generated by the REIT. It is possible that our investments in securities may decline in value even though the obligor on the securities is not in default of its obligations to us.
We may invest in the equity securities of CDOs and such investments involve various significant risks, including that CDO equity receives distributions from the CDO only if the CDO generates enough income to first pay the holders of its debt securities and its expenses.
We may invest in the equity securities of CDOs. However, we do not have a specific policy with respect to allocations in CDOs and our charter contains no limitations on the percentage we may invest in this asset class. A CDO is a special purpose vehicle that purchases collateral (such as real estate-related investments, bank loans or asset-backed securities) that is expected to generate a stream of interest or other income. The CDO issues various classes of securities that participate in that income stream, typically one or more classes of debt instruments and a class of equity securities. The equity is usually entitled to all of the income generated by the CDO after the CDO pays all of the interest due on the debt securities and its expenses. However, there will be little or no income available to the CDO equity if there are defaults by the issuers of the underlying collateral and those defaults exceed a certain amount. In that event, the value of our investment in the CDOs equity could decrease substantially. In addition, the equity securities of CDOs are generally illiquid, and because they represent a leveraged investment in the CDO’s assets, the value of the equity securities will generally have greater fluctuations than the values of the underlying collateral.
Equity investments involve a greater risk of loss than traditional debt financing.
We may make equity investments. However, we do not have any specific policy with respect to allocation in equity investment and our charter contains no limitations on the percentage we may invest in this asset class. Equity investments are subordinate to debt financing and are not secured. Should the issuer default on our investment, we would only be able to proceed against the entity that issued the equity in accordance with the terms of the preferred security, and not any property owned by the entity. Furthermore, in the event of bankruptcy or foreclosure, we would only be able to recoup our investment after any lenders to the entity are paid. As a result, we may not recover some or all of our investment, which could result in loss.
There is not, and may never be a public market for our shares, so it will be difficult for stockholders to sell shares quickly.
There is no current, and we do not expect there ever will be, a public market for our shares. Our charter also prohibits the ownership of more than 9.8% in value of our stock or more than 9.8% in value or number, whichever is greater, of our common stock, unless exempted by our board of directors, which may inhibit large investors from desiring to purchase your shares. Moreover, our redemption plan includes numerous restrictions that limit your ability to sell your shares to us, and our board of directors may amend, suspend or terminate our redemption plan. Therefore, it will be difficult for you to sell your shares promptly or at all. In addition, the price received for any shares sold prior to a liquidity event is likely to be less than the proportionate value of the real estate we own. Investor suitability standards imposed by certain states may also make it more difficult to sell your shares to someone in those states. The shares should be purchased as a long-term investment only.
Failing to qualify as a REIT would adversely affect our operations and ability to make distributions.
If we fail to qualify as a REIT in any taxable year, we would be subject to U.S. federal income tax on our net taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year we lost our REIT qualification. Losing our REIT qualification would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability, and we would no longer be required to make distributions. We might be required to borrow funds or liquidate some investments in order to pay the applicable tax. Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which there are only limited judicial and administrative interpretations. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. In order to qualify as a REIT, we must satisfy a number of requirements regarding the composition of our assets and the sources of our gross income. Also, we must make distributions to our stockholders aggregating annually at least 90% of our net taxable income, excluding net capital gains. Because we intend to make investments in foreign real
CPA®:17 2007 10-K — 22

property, we are subject to foreign currency gains and losses. Foreign currency gains are qualifying income for purposes of the REIT income requirements provided that the underlying income satisfies the REIT income requirements. In addition, legislation, new regulations, administrative interpretations or court decisions may adversely affect our investors, our ability to qualify as a REIT for U.S. federal income tax purposes or the desirability of an investment in a REIT relative to other investments.
Our distributions may exceed our earnings.
The amount of any distributions we may make is uncertain. It is possible that we could make distributions in excess of our earnings and profits and, accordingly, that such distributions could constitute a return of capital for U.S. federal income tax purposes. It is also possible that we will make distributions in excess of our income as calculated in accordance with generally accepted accounting principles. We may need to sell properties or other assets, incur indebtedness or use offering proceeds if necessary to satisfy the REIT requirement that we distribute at least 90% of our net taxable income, excluding net capital gains, and to avoid the payment of income and excise taxes.
The IRS may treat sale-leaseback transactions as loans, which could jeopardize our REIT qualification.
The Internal Revenue Service may take the position that specific sale-leaseback transactions we will treat as true leases are not true leases for U.S. federal income tax purposes but are, instead, financing arrangements or loans. If a sale-leaseback transaction were so recharacterized, we might fail to satisfy the qualification requirements applicable to REITs.
Dividends payable by REITs generally do not qualify for reduced U.S. federal income tax rates because qualifying REITs do not pay U.S. federal income tax on their net income.
The maximum U.S. federal income tax rate for dividends payable by domestic corporations to taxable U.S. stockholders (as such term is defined under “United States Federal Income Tax Considerations” below) is 15% (through 2010). Dividends payable by REITs, however, are generally not eligible for the reduced rates, except to the extent that they are attributable to dividends paid by a taxable REIT subsidiary or a C corporation, or relate to certain other activities. This is because qualifying REITs receive an entity level tax benefit from not having to pay U.S. federal income tax on their net income. As a result, the more favorable rates applicable to regular corporate dividends could cause stockholders who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock. In addition, the relative attractiveness of real estate in general may be adversely affected by the reduced U.S. federal income tax rates applicable to corporate dividends, which could negatively affect the value of our properties.
Possible legislative or other actions affecting REITs could adversely affect our stockholders and us.
The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service, or IRS, and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect our stockholders or us. It cannot be predicted whether, when, in what forms, or with what effective dates, the tax laws applicable to our stockholders or us will be changed.
The power of our board of directors to revoke our REIT election without stockholder approval may cause adverse consequences to our stockholders.
Our organizational documents permit our board of directors to revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is not in our best interest to qualify as a REIT. In such a case, we would become subject to U.S. federal income tax on our net taxable income and we would no longer be required to distribute most of our net taxable income to our stockholders, which may have adverse consequences on the total return to our stockholders.
The limit on the number of our shares a person may own may discourage a takeover.
Our charter restricts beneficial ownership of more than 9.8% in value of the outstanding shares or more than 9.8% in value or number, whichever is greater, of the outstanding common shares by one person or affiliated group in order, among other purposes, to assist us in meeting the REIT qualification rules. These restrictions may discourage a change of control of us and may deter individuals or entities from making tender offers for shares, which offers might be financially attractive to stockholders or which may cause a change in our management.
Conflicts of interest may arise between holders of our common shares and holders of partnership interests in our operating partnership.
Our directors and officers have duties to us and to our stockholders under Maryland law in connection with their management of us. At the same time, we, as general partner will have fiduciary duties under Delaware law to our operating partnership and to the limited partners in connection with the management of our operating partnership. Our duties as general partner of our operating partnership and its partners may come into conflict with the duties of our directors and officers to us and our stockholders.
CPA®:17 2007 10-K — 23

Under Delaware law, a general partner of a Delaware limited partnership owes its limited partners the duties of good faith and fair dealing. Other duties, including fiduciary duties, may be modified or eliminated in the partnership’s partnership agreement. The partnership agreement of our operating partnership provides that, for so long as we own a controlling interest in our operating partnership, any conflict that cannot be resolved in a manner not adverse to either our stockholders or the limited partners will be resolved in favor of our stockholders.
Additionally, the partnership agreement expressly limits our liability by providing that we and our officers, directors, agents and employees, will not be liable or accountable to our operating partnership for losses sustained, liabilities incurred or benefits not derived if we or our officers, directors, agents or employees acted in good faith. In addition, our operating partnership is required to indemnify us and our officers, directors, employees, agents and designees to the extent permitted by applicable law from and against any and all claims arising from operations of our operating partnership, unless it is established that: (1) the act or omission was committed in bad faith, was fraudulent or was the result of active and deliberate dishonesty; (2) the indemnified party received an improper personal benefit in money, property or services; or (3) in the case of a criminal proceeding, the indemnified person had reasonable cause to believe that the act or omission was unlawful. These limitations on liability do not supercede the indemnification provisions of our charter.
The provisions of Delaware law that allow the fiduciary duties of a general partner to be modified by a partnership agreement have not been tested in a court of law, and we have not obtained an opinion of counsel covering the provisions set forth in the partnership agreement that purport to waive or restrict our fiduciary duties.
Maryland law could restrict change in control.
Provisions of Maryland law applicable to us prohibit business combinations with:
•	any person who beneficially owns 10% or more of the voting power of outstanding shares, referred to as an interested stockholder;

•	an affiliate who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of our outstanding shares, also referred to as an interested stockholder; or

•	an affiliate of an interested stockholder.
These prohibitions last for five years after the most recent date on which the interested stockholder became an interested stockholder. Thereafter, any business combination must be recommended by our board of directors and approved by the affirmative vote of at least 80% of the votes entitled to be cast by holders of our outstanding shares and two-thirds of the votes entitled to be cast by holders of our shares other than shares held by the interested stockholder or by an affiliate or associate of the interested stockholder. These requirements could have the effect of inhibiting a change in control even if a change in control were in our stockholders’ interest. These provisions of Maryland law do not apply, however, to business combinations that are approved or exempted by our board of directors prior to the time that someone becomes an interested stockholder. In addition, a person is not an interested stockholder if the board of directors approved in advance the transaction by which he or she otherwise would have become an interested stockholder. However, in approving a transaction, the board of directors may provide that its approval is subject to compliance, at or after the time of approval, with any terms and conditions determined by the board.
Our charter permits our board of directors to issue stock with terms that may subordinate the rights of the holders of our current common stock or discourage a third party from acquiring us.
Our board of directors may determine that it is in our best interest to classify or reclassify any unissued stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications, and terms or conditions of redemption of any such stock. Thus, our board of directors could authorize the issuance of such stock with terms and conditions that could subordinate the rights of the holders of our common stock or have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of our common stock. In addition, the board of directors, with the approval of a majority of the entire board and without any action by the stockholders, may amend our charter from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series that we have authority to issue. If our board of directors determines to take any such action, it will do so in accordance with the duties it owes to holders of our common stock.
There are special considerations for pension or profit-sharing trusts, Keoghs or IRAs.
If you are investing the assets of a pension, profit sharing, 401(k), Keogh or other retirement plan, IRA or any other employee benefit plan subject to ERISA or Section 4975 of the Code in us, you should consider:
•	whether your investment is consistent with the applicable provisions of ERISA and the Internal Revenue Code;

•	whether your investment will produce unrelated business taxable income, referred to as UBTI, to the benefit plan; and

•	your need to value the assets of the benefit plan annually.
CPA®:17 2007 10-K — 24

We believe that, under current ERISA law and regulations, our assets should not be treated as “plan assets” of a benefit plan subject to ERISA and/or Section 4975 of the Internal Revenue Code that purchases shares, if the facts and assumptions described in this prospectus arise as expected, and based on our charter and on our related representations. Our view is not binding on the Internal Revenue Service or the Department of Labor. If our assets were considered to be plan assets, our assets would be subject to ERISA and/or Section 4975 of the Internal Revenue Code, and some of the transactions we have entered into with our advisor and its affiliates could be considered “prohibited transactions” which could cause us, our advisor and its affiliates to be subject to liabilities and excise taxes. In addition, Carey Asset Management could be deemed to be a fiduciary under ERISA and subject to other conditions, restrictions and prohibitions under Part 4 of Title I of ERISA. Even if our assets are not considered to be plan assets, a prohibited transaction could occur if we, Carey Financial, any selected dealer, the transfer agent or any of their affiliates is a fiduciary (within the meaning of ERISA) with respect to a purchase by a benefit plan and, therefore, unless an administrative or statutory exemption applies in the event such persons are fiduciaries (within the meaning of ERISA) with respect to your purchase, shares should not be purchased.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our principal offices are located at 50 Rockefeller Plaza, New York, NY 10020. The lease for our primary corporate office space expires in 2016. We believe that this lease is suitable for our operations for the foreseeable future. We also maintain regional offices in Dallas, Texas and London, England.
See Our Portfolio section of Item 1 for a discussion of the investment we hold.
Item 3. Legal Proceedings.
SEC Investigation
In 2004, following a broker-dealer examination of Carey Financial, the staff of the SEC commenced an investigation into compliance with the registration requirements of the Securities Act of 1933 in connection with the public offerings of shares of CPA®:15 during 2002 and 2003. The matters investigated by the staff of the SEC principally included whether, in connection with a public offering of CPA®:15’s shares, Carey Financial and its retail distributors sold certain securities without an effective registration statement in violation of Section 5 of the Securities Act of 1933.
The investigation was later expanded to include matters relating to compensation arrangements with broker-dealers in connection with other CPA® REITs, but not us. The compensation arrangements principally involved payments, aggregating in excess of $9,600,000, made to a broker-dealer which distributed the shares of other CPA® REITs, the disclosure of such arrangements and compliance with applicable Financial Industry Regulatory Authority, Inc. (FINRA) requirements. The costs associated with these payments, which were made during the period from early 2000 through the end of 2003, were borne by and accounted for on the books and records of the CPA® REITs.
WPC and Carey Financial settled all matters relating to them in connection with the above-described investigations in March 2008. In connection with implementing the settlement, the SEC filed a complaint in federal court on March 18, 2008 alleging violations of certain provisions of the federal securities laws, and seeking to enjoin WPC from violating those laws in the future. In its complaint the SEC alleges violations of Section 5 of the Securities Act of 1933, in connection with the offering of shares of CPA®:15, and Section 17(a) of the Securities Act of 1933 and Sections 10(b), 13(a), 13(b)(2)(A) and 14(a) of the Securities Exchange Act of 1934, and Rules 10b-5, 12b-20, 13a-1, 13a-13 and 14a-9 thereunder, among others, in connection with the above-described payments to broker-dealers and related disclosures by the CPA® REITs. With respect to Carey Financial, the complaint alleges violations of, and seeks to enjoin Carey Financial from violating, Section 5 of the Securities Act of 1933. Without admitting or denying the allegations in the SEC’s complaint, WPC and Carey Financial consented to the entry of the injunction. As part of the settlement, WPC will cause aggregate “disgorgement” payments of $19,979,000, including interest, to be made to the affected CPA® REITs. We will not receive any portion of those payments because we were not one of the CPA® REITs involved in the matters being investigated.
The SEC’s complaint also alleges violations of certain provisions of the federal securities laws by our advisor's employees John Park, who was formerly WPC’s Chief Financial Officer, and Claude Fernandez, who was formerly WPC’s Chief Accounting Officer. The SEC has announced that Messrs. Park and Fernandez have separately settled the charges against them. The terms of such settlement agreements are not expected to have a material effect on WPC or us.
CPA®:17 2007 10-K — 25

Other
The Maryland Securities Commission has sought information from Carey Financial and us relating to the matters described above. While it may commence proceedings against Carey Financial in connection with these inquiries, WPC has announced that it does not currently expect that these inquiries and proceedings will have a material effect on WPC incremental to that caused by the SEC agreement in principle described above. At this time, we are unable to predict whether these inquiries will have any adverse effect on us.
As of December 31, 2007, we were not involved in any material litigation.
Item 4. Submission of Matters to a Vote of Security Holders.
No matters were submitted to a vote of security holders during the period from inception (February 20, 2007) to December 31, 2007.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
There is no established public trading market for our shares. As of March 24, 2008, there were 2,430 holders of record of our shares.
Distributions
We are required to distribute annually at least 90% of our distributable REIT taxable income to maintain our status as a REIT. On November 9, 2007 our board of directors approved a distribution of $.001495 per share for each day during the period an investor was a stockholder of record from and including November 9, 2007 through December 31, 2007, which was paid on January 15, 2008.
Unregistered Sales of Equity Securities
There were no unregistered sales of equity securities for the period from inception (February 20, 2007) to December 31, 2007.
Item 6. Selected Financial Data.
The following selected financial data should be read in conjunction with the consolidated financial statements and related notes in Item 8.

Period ended
December 31, 2007 (a)
Operating Data
Revenues	$—
Net loss	(105,799)
Loss per share	(4.76)
Cash distributions paid	—
Cash distributions declared per share	0.0792

Balance Sheet Data
Total assets	$2,944,287
Long-term obligations	174

(a)	For the period from inception (February 20, 2007) to December 31, 2007.
CPA®:17 2007 10-K — 26

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Executive Overview
Business Overview
We were formed in February 2007 for the purpose of investing in a diversified portfolio of income-producing commercial properties and other real estate related assets, both domestically and outside the United States. We intend to qualify as a real estate investment trust (“REIT”) and intend to conduct substantially all of our investment activities and own all of our assets through CPA:17 Limited Partnership, our operating partnership. We will be a general partner and a limited partner and will initially own a 99.985% capital interest in the operating partnership. W. P. Carey Holdings, LLC, a subsidiary of W. P. Carey & Co. LLC (“WPC”), will hold a special general partner interest in the operating partnership.
We are externally managed by WPC through its wholly-owned subsidiaries (collectively, the “advisor”). The advisor also currently manages three other affiliated Corporate Property Associates REITs.
Current Developments and Trends
Significant business developments that occurred during 2007 are detailed in Item 1 — Significant Developments.
Current trends include:
Credit and real estate financing markets have experienced significant deterioration beginning in the second half of 2007, both domestically and internationally. We expect this trend may continue in 2008 and market turbulence could increase.
As a result of this deterioration, we believe mortgage financing may be difficult to obtain, which may affect our ability to finance and/or complete certain transactions. We believe the European financing markets pose greater challenges to our ability to secure financing. In addition, we expect certain of our sale-leaseback transaction opportunities may arise in connection with corporate merger and acquisition activity. To the extent that the deterioration in the credit markets may limit the ability of third parties to obtain financing for other aspects of their transactions, these opportunities may be less available or the timing of our investments may be delayed. However, in times when financing is more difficult to obtain, we believe sale-leaseback transaction are often a more attractive financing alternative, which may result in increased investment opportunities for us. In addition, long-term U.S. Treasury rates remain near historical lows, which we anticipate will drive investor demand for our offering.
Over the last several years, commercial real estate values have risen significantly as a result of the relatively low long-term interest rate environment and aggressive credit conditions. Although long-term interest rates remain relatively low by historical standards, there has been a significant increase in the credit spreads across the credit spectrum. Increases in credit spreads or the deterioration in individual tenant credit may lower the appraised values of the real estate assets we expect to acquire. We generally expect to enter into long term leases with our tenants to mitigate the impact that fluctuations in interest rates may have on the values of our real estate assets. In addition, corporate defaults may increase in 2008, which will require intensive management of the assets we expect to own. We believe that our emphasis on ownership of assets that are critically important to a tenant’s operations mitigates the risk of a tenant defaulting on its lease upon filing for bankruptcy protection. However, even where defaults do not occur, a tenant’s credit profile may deteriorate, which in turn could affect the value of the lease and require us to incur impairment charges, even where the tenant is continuing to make the required lease payments.
Despite slow economic growth rates in recent periods, inflation rates in the U.S. have continued to rise. Increases in inflation are sometimes associated with rising long-term interest rates, which may have a negative impact on the value of our portfolio. To mitigate this risk, we expect our leases will generally have rent increases based on formulas indexed to increases in the Consumer Price Index (“CPI”) or other indices for the jurisdiction in which the property is located. To the extent that the CPI increases, additional rental income streams may be generated for these leases and thereby mitigate the impact of inflation.
Although there has been deterioration in the real estate and credit markets, we believe there is still active competition for the investments we expect to make domestically and internationally. We believe competition is driven in part by investor demand for yield-based investments including triple net lease real estate. We believe that we have competitive strengths that will enable us to continue to find attractive investment opportunities, both domestically and internationally, despite active competition levels. We currently believe that several factors may also provide us with continued investment opportunities, including the merger and acquisition market, which may provide additional sale-leaseback opportunities as a source of financing, a continued desire of corporations to divest themselves of real estate holdings both in the U.S. and internationally and increasing opportunities for sale-
CPA®:17 2007 10-K — 27

leaseback transactions in the international market. In the short term, it is possible that merger and acquisition activity may be delayed, resulting in a delay in our opportunity to provide financing for those transactions.
Results of Operations
We are a newly formed company and have no operating history. We are dependent upon proceeds received from the offering to conduct our proposed activities. The capital required to make investments will be obtained from the offering and from any mortgage indebtedness that we may incur in connection with our investment activity.
During the period from inception (February 20, 2007) through December 31, 2007, we focused primarily on our formation and the registration of our initial public offering, which was declared effective in November 2007. We commenced selling shares in late December 2007 and through March 26, 2008, we have raised approximately $68,000,000. General and administrative expenses of $107,623 incurred during 2007 represent costs incurred in connection with our formation as well as accounting and investor-related costs.
In December 2007, we acquired an interest in domestic properties through a venture in which we and an affiliate own .01% and 99.99% interests, respectively. Our contribution to the venture, which we account for under the equity method of accounting, totaled $8,691. We have an option to purchase up to a total of 75% of the interests in the venture at a price equal to the percentage purchased times the total cost of the facilities net of mortgage financing, provided we have raised at least $40,000,000 in net proceeds from our initial public offering. The fundraising requirement was met in March 2008. This option expires in December 2009. In January 2008, the venture obtained non-recourse mortgage financing on the properties of $39,400,000. Our share of the financing obtained by the venture totaled $3,940 at a weighted average fixed annual interest rate and term of 6.6% and 10 years, respectively. We did not earn any income from the investment during 2007.
Financial Condition
We expect to raise capital from the sale of our common stock under our public offering and to invest such proceeds in a diversified portfolio of income-producing commercial properties and other real estate related assets. After raising capital through our public offering, we expect our primary source of operating cash flow to be generated from cash flow from our net leases and other real estate related assets.
Liquidity would be affected adversely by unanticipated costs and greater-than-anticipated operating expenses. To the extent that our cash reserves are insufficient to satisfy our cash requirements, additional funds may be provided from cash generated from operations or through short-term borrowings. In addition, we may incur indebtedness in connection with the acquisition of any property, refinance the debt thereon, arrange for the leveraging of any previously unfinanced property or reinvest the proceeds of financings or refinancings in additional properties.
As a REIT, we are not subject to federal income taxes on amounts distributed to stockholders provided we meet certain conditions including distributing at least 90% of our REIT taxable income to stockholders. Our objectives are to generate sufficient cash flow over time to provide stockholders with increasing distributions and to seek investments with potential for capital appreciation throughout varying economic cycles.
During the period from inception (February 20, 2007) through December 31, 2007, our investing activities consisted of the acquisition of our .01% interest in a venture as described above. Our financing activities consisted of the receipt of $200,000 from the advisor’s purchase of 22,222 of our shares.
Cash Resources
As of December 31, 2007, our cash resources consisted of cash and cash equivalents of $182,919. As described above, as of March 26, 2008 we have raised approximately $68,000,000 from our public offering.
Cash Requirements
During the next twelve months, cash requirements will include paying distributions to shareholders, reimbursing the advisor for costs incurred on our behalf and normal recurring operating expenses, such as fees to the advisor for services performed and rent. As of December 31, 2007, amounts due to the advisor totaled $2,768,006. We expect to use funds raised from our public offering to invest in new properties and may choose to exercise our option to purchase up to a total of 75% of the interests in the venture at a price equal to the percentage purchased times the total cost of the facilities net of mortgage financing, provided we have raised at least $40,000,000 in net proceeds from our public offering. The maximum amount required to exercise this option, which expires in December 2009, would be approximately $35,600,000. We may also use a portion of the proceeds from our offering to make distributions to shareholders.
CPA®:17 2007 10-K — 28

Off-Balance Sheet Arrangements and Contractual Obligations

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 years
Organization and offering costs payable to the advisor (a)	$2,767,832	$2,767,832	$—	$—	$—
Deferred acquisition fees	174	58	116	—	—

	$2,768,006	$2,767,890	$116	$—	$—

(a)	Represents costs paid by the advisor and its subsidiaries in connection with the offering of our securities.
We are a party to an office cost-sharing agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities. Amounts under the cost-sharing agreement are allocated among the entities based on gross revenues and are adjusted quarterly. No amounts were allocated to us during 2007 because we had no revenues; however, we expect that such costs will be allocated to us in the future.
Subsequent Event
In March 2008, we entered into a commitment to purchase certain commercial mortgage backed securities with a face value of approximately $6,994,000 for approximately $2,630,000.
Critical Accounting Estimates
Our significant accounting policies are described in Note 2 to the consolidated financial statements. Many of these accounting policies require certain judgment and the use of certain estimates and assumptions when applying these policies in the preparation of our consolidated financial statements. On a quarterly basis, we evaluate these estimates and judgments based on historical experience as well as other factors that we believe to be reasonable under the circumstances. These estimates are subject to change in the future if underlying assumptions or factors change. Certain accounting policies, while significant, may not require the use of estimates. Those accounting policies that require significant estimation and/or judgment are listed below.
Classification of Real Estate Assets
We will classify our directly owned leased assets for financial reporting purposes as either operating leases or net investment in direct financing leases at the inception of a lease or when significant lease terms are amended. This classification will be based on several criteria, including, but not limited to, estimates of the remaining economic life of the leased assets and the calculation of the present value of future minimum rents. In determining the classification of a lease, we will use estimates of remaining economic life provided by third party appraisals of the leased assets. The calculation of the present value of future minimum rents includes determining a lease’s implicit interest rate, which requires an estimate of the residual value of leased assets as of the end of the non-cancelable lease term. Estimates of residual values are based on third party appraisals. Different estimates of residual value result in different implicit interest rates and could possibly affect the financial reporting classification of leased assets. The contractual terms of our leases will not necessarily be different for operating and direct financing leases; however the classification will be based on accounting pronouncements which are intended to indicate whether the risks and rewards of ownership are retained by the lessor or substantially transferred to the lessee. Management believes that we will retain certain risks of ownership regardless of accounting classification. Assets classified as net investment in direct financing leases will not be depreciated but will be written down to expected residual value over the lease term. Therefore, the classification of assets may have a significant impact on net income even though it has no effect on cash flows.
Identification of Tangible and Intangible Assets in Connection with Real Estate Acquisitions
In connection with our acquisition of properties, purchase costs will be allocated to the tangible and intangible assets and liabilities acquired based on their estimated fair values. The value of the tangible assets, consisting of land, buildings and tenant improvements, will be determined as if vacant. Intangible assets including the above-market value of leases, the value of in-place leases and the value of tenant relationships will be recorded at their relative fair values. The below-market value of leases will also be recorded at the relative fair values.
The value attributed to tangible assets will be determined in part using a discounted cash flow model which is intended to approximate what a third party would pay to purchase the property as vacant and rent at current “market” rates. In applying the model, we will assume that the disinterested party would sell the property at the end of a market lease term. Assumptions used in the model are property-specific where such information is available; however, when certain necessary information is not available, we will use available regional and property-type information. Assumptions and estimates include a discount rate or internal rate of return, marketing period necessary to put a lease in place, carrying costs during the marketing period, leasing commissions and tenant improvements allowances, market rents and growth factors of such rents, market lease term and a cap rate to be applied to an estimate of market rent at the end of the market lease term.
CPA®:17 2007 10-K — 29

Above-market and below-market lease intangibles will be based on the difference between the market rent and the contractual rents and will be discounted to a present value using an interest rate reflecting our current assessment of the risk associated with the lease acquired. We expect to acquire properties subject to net leases and will consider the credit of the lessee in negotiating the initial rent.
The total amount of other intangibles will be allocated to in-place lease values and tenant relationship intangible values based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with each tenant. Characteristics we will consider in allocating these values include the expectation of lease renewals, nature and extent of the existing relationship with the tenant, prospects for developing new business with the tenant and the tenant’s credit profile, among other factors. Intangibles for above-market and below-market leases, in-place lease intangibles and tenant relationships will be amortized over their estimated useful lives. In the event that a lease is terminated, the unamortized portion of each intangible, including market rate adjustments, in-place lease values and tenant relationship values, will be charged to expense.
Factors considered include the estimated carrying costs of the property during a hypothetical expected lease-up period, current market conditions and costs to execute similar leases. Estimated carrying costs include real estate taxes, insurance, other property operating costs, expectation of funding tenant improvements and estimates of lost rentals at market rates during the hypothetical expected lease-up periods, based on assessments of specific market conditions. Estimated costs to execute leases include commissions and legal costs to the extent that such costs are not already incurred with a new lease that has been negotiated in connection with the purchase of the property.
Basis of Consolidation
The consolidated financial statements include all of our accounts and our majority-owned and/or controlled subsidiaries. All material inter-entity transactions have been eliminated.
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
In accordance with FIN 46R, we deem our operating partnership to be a VIE as we, primarily through our advisory agreement with the advisor, have the ability to make decisions about the operating partnership’s activities that will have a significant effect on the operating partnership’s success. We also deem that we are the primary beneficiary of the operating partnership. As a result, we consolidate our investment in the operating partnership.
Impairments
Impairment charges may be recognized on long-lived assets, including but not limited to real estate, direct financing leases, assets held for sale and equity investments in real estate. Estimates and judgments are used when evaluating whether these assets are impaired. When events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, we will perform projections of undiscounted cash flows, and if such cash flows are insufficient, the assets will be adjusted (i.e., written down) to their estimated fair value. An analysis of whether a real estate asset has been impaired requires us to make our best estimate of market rents, residual values and holding periods. In our evaluations, we will generally obtain market information from outside sources; however, such information requires us to determine whether the information received is appropriate to the circumstances. As our investment objective is to hold properties on a long-term basis, holding periods used in the analyses will generally range from five to ten years. Depending on the assumptions made and estimates used, the future cash flow projected in the evaluation of long-lived assets may vary within a range of outcomes. We will consider the likelihood of possible outcomes in determining the best possible estimate of future cash flows. Because we expect that in most cases, each of our properties will be leased to one tenant, we are more likely to incur significant writedowns when circumstances change because of the possibility that a property will be vacated in its entirety and, therefore, it is different from the risks related to leasing and managing multi-tenant properties. Events or changes in circumstances can result in further non-cash writedowns and impact the gain or loss ultimately realized upon sale of the assets.
We will perform a review of our estimate of residual value of our direct financing leases at least annually to determine whether there has been an other than temporary decline in the current estimate of residual value of the underlying real estate assets (i.e., the estimate of what we could realize upon sale of the property at the end of the lease term). If the review indicates a decline in residual value that is other than temporary, a loss will be recognized and the accounting for the direct financing lease will be revised to reflect the decrease in the expected yield using the changed estimate, that is, a portion of the future cash flow from the lessee will be recognized
CPA®:17 2007 10-K — 30

as a return of principal rather than as revenue. While an evaluation of potential impairment of real estate subject to an operating lease is determined by a change in circumstances, the evaluation of a direct financing lease can be affected by changes in long-term market conditions even though the obligations of the lessee are being met. Changes in circumstances include, but are not limited to, vacancy of a property not subject to a lease and termination of a lease. We may also assess properties for impairment because a lessee is experiencing financial difficulty and because management expects that there is a reasonable probability that the lease will be terminated in a bankruptcy proceeding or a property remains vacant for a period that exceeds the period anticipated in a prior impairment evaluation.
When we identify assets as held for sale, we will discontinue depreciating the assets and estimate the sales price, net of selling costs, of such assets. If in our opinion, the net sales price of the assets, which have been identified for sale, is less than the net book value of the assets, an impairment charge will be recognized and a valuation allowance will be established. To the extent that a purchase and sale agreement has been entered into, the allowance will be based on the negotiated sales price. To the extent that we have adopted a plan to sell an asset but have not entered into a sales agreement, we will make judgments of the net sales price based on current market information. We will continue to review, the initial impairment for subsequent changes in the fair value less costs to sell and may recognize an additional impairment charge if warranted. If circumstances arise that previously were considered unlikely and, as a result, we decide not to sell a property previously classified as held for sale, the property will be reclassified as held and used. A property that is reclassified is measured and recorded individually at the lower of (a) its carrying amount before the property was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the property been continuously classified as held and used or (b) the fair value at the date of the subsequent decision not to sell.
Investments in unconsolidated ventures are accounted for under the equity method and are recorded initially at cost, as equity investments in real estate and subsequently adjusted for our proportionate share of earnings and cash contributions and distributions. On a periodic basis, we assess whether there are any indicators that the value of equity investments in real estate may be impaired and whether or not that impairment is other than temporary. To the extent impairment has occurred, the charge shall be measured as the excess of the carrying amount of the investment over the fair value of the investment.
We evaluate our marketable securities for impairment as of each reporting period. For the securities in our portfolio with unrealized losses, we review the underlying cause of the decline in value and the estimated recovery period, as well as the severity and duration of the decline. In our evaluation, we consider our ability and intent to hold these investments for a reasonable period of time sufficient for us to recover our cost basis. We also evaluate the near-term prospects for each of these investments in relation to the severity and duration of the decline.
Provision for Uncollected Amounts from Lessees
On an ongoing basis, we will assess our ability to collect rent and other tenant-based receivables and determine an appropriate allowance for uncollected amounts. Because we expect to have a limited number of lessees, we believe that it is necessary to evaluate the collectibility of these receivables based on the facts and circumstances of each situation rather than solely using statistical methods. We will generally recognize a provision for uncollected rents and other tenant receivables and measure our allowance against actual arrearages. For amounts in arrears, we will make subjective judgments based on our knowledge of a lessee’s circumstances and may reserve for the entire receivable amount from a lessee because there has been significant or continuing deterioration in the lessee’s ability to meet its lease obligations.
Income Taxes
We have elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). In order to maintain our qualification as a REIT, we are required, among other things, to distribute at least 90% of our REIT taxable income to our shareholders and meet certain tests regarding the nature of our income and assets. As a REIT, we are not subject to federal income tax with respect to the portion of our income that meets certain criteria and is distributed annually to shareholders. Accordingly, no provision for federal income taxes is included in the consolidated financial statements with respect to these operations. We believe we have and intend to continue to operate in a manner that allows us to continue to meet the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. If we were to fail to meet these requirements, we would be subject to federal income tax.
We conduct business in the various states and municipalities within the United States and, as a result, we or one or more of our subsidiaries file income tax returns in the U.S. Federal jurisdiction and various state jurisdictions. As a result, we are subject to certain state and local taxes.
We establish tax reserves in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 is based on a benefit recognition model, which we believe could result in a greater amount of benefit (and a lower amount of reserve) being initially recognized in certain circumstances. Provided that the tax position is deemed more likely than not of being sustained, FIN 48 permits a company to recognize the largest amount of tax
CPA®:17 2007 10-K — 31

benefit that is greater than 50 percent likely of being ultimately realized upon settlement. The tax position must be derecognized when it is no longer more likely than not of being sustained.
Recent Accounting Pronouncements
SFAS 157
In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS 157 applies whenever other standards require assets or liabilities to be measured at fair value. SFAS 157 also provides for certain disclosure requirements, including, but not limited to, the valuation techniques used to measure fair value and a discussion of changes in valuation techniques, if any, during the period. This statement is effective for our 2008 fiscal year, except for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis, for which the effective date is our 2009 fiscal year. We are currently evaluating the potential impact of the adoption of this statement and believe that the adoption of this statement will not have a material effect on our financial position and results of operations.
SFAS 159
In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which gives entities the option to measure eligible financial assets, financial liabilities and firm commitments at fair value on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes (i.e., unrealized gains and losses) in fair value must be recorded in earnings. Additionally, SFAS 159 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings. This statement is currently effective for our 2008 fiscal year. We are currently evaluating the potential impact of the adoption of this statement and believe that the adoption of this statement will not have a material effect on our financial position and results of operations.
SOP 07-1
In June 2007, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”). SOP 07-1 addresses when the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” must be applied by an entity and whether investment company accounting must be retained by a parent company in consolidation or by an investor in the application of the equity method of accounting. In addition, SOP 07-1 includes certain disclosure requirements for parent companies and equity method investors in investment companies that retain investment company accounting in the parent company’s consolidated financial statements or the financial statements of an equity method investor. In February 2008, FSP SOP 07-1-1 was issued to delay the indefinitely the effective date of SOP 07-1 and prohibit adoption of SOP 07-1 for an entity that has not early adopted SOP 07-1 before issuance of the final FSP. We are currently assessing the potential impact that the adoption of this statement may have on our financial position and results of operations.
FIN 46R-7
In May 2007, the FASB issued Staff Position No. FIN 46R-7, “Application of FASB Interpretation No. 46R to Investment Companies” (“FIN 46R-7”). FIN 46R-7 makes permanent the temporary deferral of the application of the provisions of FIN 46R to unregistered investment companies, and extends the scope exception from applying FIN 46R to include registered investment companies. FIN 46R-7 is effective upon adoption of SOP 07-1. We are currently assessing the potential impact that the adoption of FIN 46R-7 will have on our financial position and results of operations.
SFAS 141R
In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which establishes principles and requirements for how the acquirer shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquiree and goodwill acquired in a business combination. Additionally, SFAS 141R requires an acquiring entity to immediately expense all acquisition costs and fees associated with an acquisition. SFAS 141R is effective for our 2009 fiscal year. The adoption of SFAS 141R will have a significant impact on our operating results because of the highly acquisitive nature of our business. In 2009, we expect to have an immediate reduction in our net income attributable to new acquisitions since acquisition costs and fees which are currently capitalized and allocated to the cost basis of acquisitions will instead be expensed immediately as incurred. Post acquisition, there will be a subsequent positive impact on
CPA®:17 2007 10-K — 32

net income through a reduction in depreciation expense over the estimated life of the properties as a result of acquisition costs and fees no longer being capitalized and depreciated.
SFAS 160
In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51” (“SFAS 160”), which establishes and expands accounting and reporting standards for minority interests, which will be recharacterized as noncontrolling interests, in a subsidiary and the deconsolidation of a subsidiary. SFAS 160 is effective for our 2009 fiscal year. We are currently assessing the potential impact that the adoption of this statement will have on our financial position and results of operations.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
We currently have limited exposure to financial market risks, including changes in interest rates. We currently have no foreign operations and are not exposed to foreign currency fluctuations.
CPA®:17 2007 10-K — 33

Item 8. Financial Statements and Supplementary Data.
The following financial statements are filed as a part of this Report:
Financial statement schedules are omitted because the required information is given in the financial statements, including the notes thereto, or because the conditions requiring their filing do not exist.
CPA®:17 2007 10-K — 34

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholder of Corporate Property Associates 17 – Global Incorporated:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Corporate Property Associates 17 – Global Incorporated and its subsidiaries at December 31, 2007 and February 20, 2007, and the results of their operations and their cash flows for the period from February 20, 2007 (Inception) to December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
New York, New York
March 27, 2008
CPA®:17 2007 10-K — 35

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
CONSOLIDATED BALANCE SHEETS

	December 31, 2007	February 20, 2007
Assets
Cash and cash equivalents	$182,919	$200,000
Equity investments in real estate	8,626	—
Deferred offering costs	2,719,096	—
Other assets	33,646	—

Total assets	$2,944,287	$200,000

Liabilities and Stockholder’s Equity
Liabilities:
Due to affiliates	$2,768,006	$—
Accounts payable and accrued expenses	82,080	—

Total liabilities	2,850,086	—

Commitments and contingencies (Note 5)

Stockholder’s equity:
Preferred stock, $0.001 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; 22,222 shares issued and outstanding, respectively	22	22
Additional paid-in capital	199,978	199,978
Accumulated deficit during the development stage	(105,799)	—

Total stockholder’s equity	94,201	200,000

Total liabilities and stockholder’s equity	$2,944,287	$200,000

The accompanying notes are an integral part of these consolidated financial statements.
CPA®:17 2007 10-K — 36

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENT OF OPERATIONS
For the period from inception (February 20, 2007) to December 31, 2007

Period from Inception
(February 20, 2007) to
December 31, 2007

Expenses
General and administrative	$(107,623)

(107,623)

Other Income
Interest income	1,824

1,824

Net Loss	$(105,799)

Loss Per Share	$(4.76)

Weighted Average Shares Outstanding	22,222

Distributions Declared Per Share	$0.0792

The accompanying notes are an integral part of these consolidated financial statements.
CPA®:17 2007 10-K — 37

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENT OF STOCKOLDER’S EQUITY
For the period from inception (February 20, 2007) to December 31, 2007

				Accumulated
	Shares	Common Stock	Additional Paid-In Capital	Deficit During the Development Stage	Total
Balance at February 20, 2007	—	$—	$—	$—	$—
Shares, $.001 par, issued to the advisor at $9 per share	22,222	22	199,978		200,000
Net loss				(105,799)	(105,799)

Balance at December 31, 2007	22,222	$22	$199,978	$(105,799)	$94,201

The accompanying notes are an integral part of these consolidated financial statements.
CPA®:17 2007 10-K — 38

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS
For the period from inception (February 20, 2007) to December 31, 2007

Cash Flows — Operating Activities
Net loss	$(105,799)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in other assets	(13,407)
Increase in due to affiliates (a) (b) (c)	40,284
Increase in accounts payable and accrued expenses (d)	61,841

Net cash used in operating activities	(17,081)

Cash Flows — Financing Activities
Proceeds from stock issuance	200,000

Net cash provided by financing activities	200,000

Change in Cash and Cash Equivalents During the Year
Net increase in cash and cash equivalents	182,919
Cash and cash equivalents, beginning of year	—

Cash and cash equivalents, end of year	$182,919

Noncash investing and financing activities

(a)	Offering costs deferred to date total $2,719,096 as of December 31, 2007.

(b)	Amounts due to affiliate for offering and organization costs total $2,767,832 as of December 31, 2007.

(c)	Excludes $8,452 payable to an affiliate and $174 in deferred acquisition fees payable to the advisor in connection with the Berry Plastics investment (Notes 3 and 4).

(d)	Excludes amounts payable totaling $20,239 in connection with potential investment opportunities.
The accompanying notes are an integral part of these consolidated financial statements.
CPA®:17 2007 10-K — 39

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Organization and Offering
Organization
Corporate Property Associates 17 – Global Incorporated, a Maryland corporation was formed in February 2007 for the purpose of investing in a diversified portfolio of income-producing commercial properties and other real estate related assets, both domestically and outside the United States. We intend to qualify as a real estate investment trust (“REIT”) and intend to conduct substantially all of our investment activities and own all of our assets through CPA:17 Limited Partnership, our operating partnership. We are a general partner and a limited partner and will initially own a 99.985% capital interest in the operating partnership. W. P. Carey Holdings, LLC (“Carey Holdings”), a subsidiary of W. P. Carey & Co. LLC (“WPC”), holds a special general partner interest in the operating partnership. We are currently a development stage company.
We are externally managed by WPC through its wholly-owned subsidiaries (collectively, the “advisor”). The advisor also currently manages three other affiliated Corporate Property Associates REITs.
On February 20, 2007, WPC purchased 22,222 shares of our common stock for $200,000 and was admitted as our initial stockholder. WPC purchased its shares at $9.00 per share, net of commissions and fees, which would have otherwise been payable to Carey Financial, LLC, a subsidiary of WPC.
Public Offering
In November 2007, our registration statement on Form S-11 (File No. 333-140842), covering an initial public offering of up to 200,000,000 shares of common stock at $10.00 per share was declared effective under the Securities Act of 1933, as amended. The registration statement also covers the offering of up to 50,000,000 shares of common stock at $9.50 pursuant to our distribution reinvestment and stock purchase plan. Our initial public offering is being offered on a “best efforts” basis by Carey Financial and selected other dealers. We commenced our initial public offering in late December 2007. Through March 26, 2008, we have raised approximately $68,000,000.
We intend to use the net proceeds of the offering to acquire, own and manage a portfolio of commercial properties leased to a diversified group of companies primarily on a single tenant net lease basis.
Note 2. Summary of Significant Accounting Policies
Basis of Consolidation
The consolidated financial statements include all of our accounts and our majority-owned and/or controlled subsidiaries. All material inter-entity transactions have been eliminated.
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
In accordance with FIN 46R, we deem the operating partnership to be a VIE as we, primarily through our advisory agreement with the advisor, have the ability to make decisions about the operating partnership’s activities that will have a significant effect on the operating partnership’s success. We also deem that we are the primary beneficiary of the operating partnership. As a result, we consolidate our investment in the operating partnership.
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
CPA®:17 2007 10-K — 40

Notes to Financial Statements
Cash and Cash Equivalents
We consider all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of generally three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents include commercial paper and money-market funds. At December 31, 2007, our cash and cash equivalents were held in the custody of one financial institution, and these balances, at times, exceed federally insurable limits. We mitigate this risk by depositing funds only with major financial institutions.
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
Intangibles for in-place leases will be amortized to expense over the remaining initial lease term while intangibles for tenant relationships will be amortized to expense over the remaining initial lease term and any expected renewal terms. No amortization period for any intangible asset will exceed the remaining depreciable life of the building. In the event that a lease is terminated, the unamortized portion of each intangible will be charged to expense.
Depreciation
Depreciation of building and related improvements will be computed using the straight-line method over the estimated useful lives of the properties (generally up to 40 years). Depreciation of tenant improvements will be computed using the straight-line method over the lesser of the remaining term of the lease or the estimated useful life.
Other Assets
Other assets primarily consist of deferred costs incurred in connection with potential investment opportunities and prepaid expenses.
Impairments
Impairment charges may be recognized on long-lived assets, including but not limited to real estate, direct financing leases, assets held for sale and equity investments in real estate. Estimates and judgments are used when evaluating whether these assets are impaired. When events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, we will perform projections of undiscounted cash flows, and if such cash flows are insufficient, the assets will be adjusted (i.e., written down) to their estimated fair value. An analysis of whether a real estate asset has been impaired requires us to make our best estimate of market rents, residual values and holding periods. In our evaluations, we will generally obtain market information from outside sources; however, such information requires us to determine whether the information received is appropriate to the circumstances. As our investment
CPA®:17 2007 10-K — 41

Notes to Financial Statements
objective is to hold assets on a long-term basis, holding periods used in the analyses will generally range from five to ten years. Depending on the assumptions made and estimates used, the future cash flow projected in the evaluation of long-lived assets may vary within a range of outcomes. We will consider the likelihood of possible outcomes in determining the best possible estimate of future cash flows. Because we expect that when we invest in net-leased assets, in most cases, each of such net-leased assets will be leased to one tenant, we are more likely to incur significant writedowns when circumstances change because of the possibility that a property will be vacated in its entirety and, therefore, it is different from the risks related to leasing and managing multi-tenant properties. Events or changes in circumstances can result in further non-cash writedowns and impact the gain or loss ultimately realized upon sale of the assets.
We will perform a review of our estimate of residual value of our direct financing leases at least annually to determine whether there has been an other than temporary decline in the current estimate of residual value of the underlying real estate assets (i.e., the estimate of what we could realize upon sale of the property at the end of the lease term). If the review indicates a decline in residual value that is other than temporary, a loss will be recognized and the accounting for the direct financing lease will be revised to reflect the decrease in the expected yield using the changed estimate, that is, a portion of the future cash flow from the lessee will be recognized as a return of principal rather than as revenue. While an evaluation of potential impairment of real estate subject to an operating lease is determined by a change in circumstances, the evaluation of a direct financing lease can be affected by changes in long-term market conditions even though the obligations of the lessee are being met. Changes in circumstances include, but are not limited to, vacancy of a property not subject to a lease and termination of a lease. We may also assess properties for impairment because a lessee is experiencing financial difficulty and because management expects that there is a reasonable probability that the lease will be terminated in a bankruptcy proceeding or a property remains vacant for a period that exceeds the period anticipated in a prior impairment evaluation.
When we identify assets as held for sale, we will discontinue depreciating the assets and estimate the sales price, net of selling costs, of such assets. If in our opinion, the net sales price of the assets, which have been identified for sale, is less than the net book value of the assets, an impairment charge will be recognized and a valuation allowance will be established. To the extent that a purchase and sale agreement has been entered into, the allowance will be based on the negotiated sales price. To the extent that we have adopted a plan to sell an asset but have not entered into a sales agreement, we will make judgments of the net sales price based on current market information. We will continue to review the initial impairment for subsequent changes in the fair value less costs to sell and may recognize an additional impairment charge if warranted. If circumstances arise that previously were considered unlikely and, as a result, we decide not to sell a property previously classified as held for sale, the property will be reclassified as held and used. A property that is reclassified is measured and recorded individually at the lower of (a) its carrying amount before the property was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the property been continuously classified as held and used or (b) the fair value at the date of the subsequent decision not to sell.
Investments in unconsolidated ventures are accounted for under the equity method and are recorded initially at cost, as equity investments in real estate and subsequently adjusted for our proportionate share of earnings and cash contributions and distributions. On a periodic basis, we assess whether there are any indicators that the value of equity investments in real estate may be impaired and whether or not that impairment is other than temporary. To the extent impairment has occurred, the charge shall be measured as the excess of the carrying amount of the investment over the fair value of the investment.
We evaluate our marketable securities for impairment as of each reporting period. For the securities in our portfolio with unrealized losses, we review the underlying cause of the decline in value and the estimated recovery period, as well as the severity and duration of the decline. In our evaluation, we consider our ability and intent to hold these investments for a reasonable period of time sufficient for us to recover our cost basis. We also evaluate the near-term prospects for each of these investments in relation to the severity and duration of the decline.
Provision for Uncollected Amounts from Lessees
On an ongoing basis, we will assess our ability to collect rent and other tenant-based receivables and determine an appropriate allowance for uncollected amounts. Because we expect to have a limited number of lessees, we believe that it is necessary to evaluate the collectibility of these receivables based on the facts and circumstances of each situation rather than solely using statistical methods. We will generally recognize a provision for uncollected rents and other tenant receivables and measure our allowance against actual arrearages. For amounts in arrears, we will make subjective judgments based on our knowledge of a lessee’s circumstances and may reserve for the entire receivable amount from a lessee because there has been significant or continuing deterioration in the lessee’s ability to meet its lease obligations.
CPA®:17 2007 10-K — 42

Notes to Financial Statements
Income Taxes
We have elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). In order to maintain our qualification as a REIT, we are required, among other things, to distribute at least 90% of our REIT taxable income to our shareholders and meet certain tests regarding the nature of our income and assets. As a REIT, we are not subject to federal income tax with respect to the portion of our income that meets certain criteria and is distributed annually to stockholders. Accordingly, no provision for federal income taxes is included in the consolidated financial statements with respect to these operations. We believe we have and intend to continue to operate in a manner that allows us to continue to meet the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. If we were to fail to meet these requirements, we would be subject to federal income tax.
We conduct business in the various states and municipalities within the United States and, as a result, we or one or more of our subsidiaries file income tax returns in the U.S. Federal jurisdiction and various state jurisdictions. As a result, we are subject to certain state and local taxes.
We establish tax reserves in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 is based on a benefit recognition model, which we believe could result in a greater amount of benefit (and a lower amount of reserve) being initially recognized in certain circumstances. Provided that the tax position is deemed more likely than not of being sustained, FIN 48 permits a company to recognize the largest amount of tax benefit that is greater than 50 percent likely of being ultimately realized upon settlement. The tax position must be derecognized when it is no longer more likely than not of being sustained.
Organization and Offering Costs
During the offering period, we will accrue costs incurred in connection with the raising of capital as deferred offering costs. Upon receipt of offering proceeds, we will charge the deferred costs to stockholders’ equity and will reimburse the advisor for costs incurred (Note 5). Such reimbursements will not exceed regulatory cost limitations. Organization costs of $40,284 have been expensed as incurred and are included in general and administrative expenses in the financial statements.
Loss Per Share
We have a simple equity capital structure with only common stock outstanding. As a result, loss per share, as presented, represents both basic and dilutive per-share amounts for the period presented in the financial statements.
Recent Accounting Pronouncements
SFAS 157
In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS 157 applies whenever other standards require assets or liabilities to be measured at fair value. SFAS 157 also provides for certain disclosure requirements, including, but not limited to, the valuation techniques used to measure fair value and a discussion of changes in valuation techniques, if any, during the period. This statement is effective for our 2008 fiscal year, except for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis, for which the effective date is our 2009 fiscal year. We are currently evaluating the potential impact of the adoption of this statement and believe that the adoption of this statement will not have a material effect on our financial position and results of operations.
SFAS 159
In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which gives entities the option to measure eligible financial assets, financial liabilities and firm commitments at fair value on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes (i.e., unrealized gains and losses) in fair value must be recorded in earnings. Additionally, SFAS 159 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings. This statement is currently effective for our 2008 fiscal year. We are currently evaluating the potential impact of the adoption of this statement and believe that the adoption of this statement will not have a material effect on our financial position and results of operations.
CPA®:17 2007 10-K — 43

Notes to Financial Statements
SOP 07-1
In June 2007, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide ‘Investment Companies’ and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”). SOP 07-1 addresses when the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” must be applied by an entity and whether investment company accounting must be retained by a parent company in consolidation or by an investor in the application of the equity method of accounting. In addition, SOP 07-1 includes certain disclosure requirements for parent companies and equity method investors in investment companies that retain investment company accounting in the parent company’s consolidated financial statements or the financial statements of an equity method investor. In February 2008, FSP SOP 07-1-1 was issued to delay the indefinitely the effective date of SOP 07-1 and prohibit adoption of SOP 07-1 for an entity that has not early adopted SOP 07-1 before issuance of the final FSP. We are currently assessing the potential impact that the adoption of SOP 07-1 will have on our financial position and results of operations.
FIN 46R-7
In May 2007, the FASB issued Staff Position No. FIN 46R-7, “Application of FASB Interpretation No. 46R to Investment Companies” (“FIN 46R-7”). FIN 46R-7 makes permanent the temporary deferral of the application of the provisions of FIN 46R to unregistered investment companies, and extends the scope exception from applying FIN 46R to include registered investment companies. FIN 46R-7 is effective upon adoption of SOP 07-1. We are currently assessing the potential impact that the adoption of FIN 46R-7 will have on our financial position and results of operations.
SFAS 141R
In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which establishes principles and requirements for how the acquirer shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquiree and goodwill acquired in a business combination. Additionally, SFAS 141R requires an acquiring entity to immediately expense all acquisition costs and fees associated with an acquisition. SFAS 141R is effective for our 2009 fiscal year. The adoption of SFAS 141R will have a significant impact on our operating results because of the highly acquisitive nature of our business. In 2009, we expect to have an immediate reduction in our net income attributable to new acquisitions since acquisition costs and fees which are currently capitalized and allocated to the cost basis of acquisitions will instead be expensed immediately as incurred. Post acquisition, there will be a subsequent positive impact on net income through a reduction in depreciation expense over the estimated life of the properties as a result of acquisition costs and fees no longer being capitalized and depreciated.
SFAS 160
In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51” (“SFAS 160”), which establishes and expands accounting and reporting standards for minority interests, which will be recharacterized as noncontrolling interests, in a subsidiary and the deconsolidation of a subsidiary. SFAS 160 is effective for our 2009 fiscal year. We are currently assessing the potential impact that the adoption of this statement will have on our financial position and results of operations.
Note 3. Agreements and Transactions with Related Parties
Pursuant to an advisory agreement between the advisor and us, the advisor performs certain services for us including the identification, evaluation, negotiation, financing, purchase and disposition of investments, our day-to-day management and the performance of certain administrative duties. The advisory agreement between the advisor and us provides for the advisor to be reimbursed for organization and offering costs incurred in connection with our offering. The advisor will also receive acquisition fees, a portion of which will be payable upon acquisition of investments with the remainder subordinated to a preferred return. The preferred return is a non-compounded cumulative distribution return of 5% per annum. Acquisition fees payable to the advisor with respect to our long-term net lease investments may be up to an average of 4.5% of the total cost of those investments, with 2.5% generally paid when the transaction is completed and 2% generally paid over three years, once the preferred return criterion has been met. For certain types of non-long term net lease investments, initial acquisition fees may range from 0% to 1.75% of the equity invested plus the related acquisition fees, with no deferred acquisition fee being payable. We incurred current and deferred acquisition fees of $217 and $174, respectively in connection with an investment acquired during 2007.
We will also pay the advisor an annual asset management fee ranging from 0.5% of average market value, for long-term net leases and certain other types of real estate investments to 1.75% of average equity value for certain types of securities. An affiliate of the advisor will also receive up to 10% of distributions of available cash of the operating partnership, depending on the type of investments we
CPA®:17 2007 10-K — 44

Notes to Financial Statements
own. The advisor may also receive subordinated disposition fees of up to 3% of the contract sales price of an investment for services provided in connection with our liquidation. No such fees have been incurred as of December 31, 2007.
Pursuant to a sales agency agreement between Carey Financial and us, Carey Financial will receive a selling commission of up to $0.65 per share sold, a selected dealer fee of up to $0.20 per share sold and a wholesaling fee of up to $0.15 per share sold, Carey Financial will re-allow all selling commissions to selected dealers participating in the offering and will re-allow up to the full selected dealer fee to the selected dealers. Carey Financial will use any retained portion of the selected dealer fee together with the wholesaling fee to cover other underwriting costs incurred in connection with the offering. Total underwriting compensation paid in connection with this offering, including selling commissions, the selected dealer fee, the wholesaling fee and reimbursements made by Carey Financial to selected dealers, cannot exceed the limitations prescribed by the Financial Industry Regulatory Authority (“FINRA”). The limit on underwriting compensation is currently 10% of gross offering proceeds. We may also reimburse Carey Financial up to an additional 0.5% of the gross offering proceeds for bona fide due diligence expenses. No such payments have been incurred as of December 31, 2007.
The advisor is obligated to reimburse us for the amount by which our operating expenses exceeds the 2%/25% guidelines (the greater of 2% of average invested assets or 25% of net income) as defined in the advisory agreement for any twelve-month period. If in any year our operating expenses exceed the 2%/25% guidelines, the advisor will have an obligation to reimburse us for such excess, subject to certain conditions. If the independent directors find that such excess expenses were justified based on any unusual and nonrecurring factors which they deem sufficient, the advisor may be paid in future years for the full amount or any portion of such excess expenses, but only to the extent that such reimbursement would not cause our operating expenses to exceed this limit in any such year. We will record any reimbursement of operating expenses as a liability until any contingencies are resolved and will record the reimbursement as a reduction of asset management and performance fees at such time that a reimbursement is fixed, determinable and irrevocable. Our operating expenses have not exceeded the amount that would require the advisor to reimburse us.
The advisor will be entitled to receive subordinated disposition fees based upon the cumulative proceeds arising from the sale of our assets since our inception, subject to certain conditions. Pursuant to the subordination provisions of the advisory agreement, the disposition fees may be paid only if the preferred return criterion has been achieved through the end of the prior fiscal quarter. Payment of such amount, however, cannot be made until the subordination provisions are met. We have not sold any of our assets as of December 31, 2007 and no such disposition fees have been accrued.
We own a .01% interest in a venture with the remaining interest held by an affiliate, Corporate Property Associates 16 — Global Incorporated (“CPA®:16 – Global”) (Note 4).
Note 4. Equity Investment in Real Estate
In December 2007, we acquired an interest in domestic properties net leased to Berry Plastics Holding Corporation through a venture in which we and CPA®:16 – Global own .01% and 99.99% interests, respectively. The total cost of this acquisition to the venture was $86,911,000. We have an option to purchase up to a total of 75% of the interests in the venture at a price equal to the percentage purchased times the total cost of the facilities net of mortgage financing, provided we have raised at least $40,000,000 in net proceeds from our initial public offering. The fundraising requirement was met in March 2008. This option expires in December 2009. In January 2008, the venture obtained non-recourse mortgage financing on the properties of $39,400,000 at a fixed annual interest rate and term of 6.6% and 10 years, respectively. Our investment in this venture has a carrying value of $8,626 at December 31, 2007.
Note 5. Commitments and Contingencies
SEC Investigation
In 2004, following a broker-dealer examination of Carey Financial, the staff of the SEC commenced an investigation into compliance with the registration requirements of the Securities Act of 1933 in connection with the public offerings of shares of CPA®:15 during 2002 and 2003. The matters investigated by the staff of the SEC principally included whether, in connection with a public offering of CPA®:15’s shares, Carey Financial and its retail distributors sold certain securities without an effective registration statement in violation of Section 5 of the Securities Act of 1933.
The investigation was later expanded to include matters relating to compensation arrangements with broker-dealers in connection with other CPA® REITs, but not us. The compensation arrangements principally involved payments, aggregating in excess of $9,600,000, made to a broker-dealer which distributed the shares of other CPA® REITs, the disclosure of such arrangements and compliance with applicable FINRA requirements. The costs associated with these payments, which
CPA®:17 2007 10-K — 45

Notes to Financial Statements
were made during the period from early 2000 through the end of 2003, were borne by and accounted for on the books and records of the CPA® REITs.
WPC and Carey Financial settled all matters relating to them in connection with the above-described investigations in March 2008. In connection with implementing the settlement, the SEC filed a complaint in federal court on March 18, 2008 alleging violations of certain provisions of the federal securities laws, and seeking to enjoin WPC from violating those laws in the future. In its complaint the SEC alleges violations of Section 5 of the Securities Act of 1933, in connection with the offering of shares of CPA®:15, and Section 17(a) of the Securities Act of 1933 and Sections 10(b), 13(a), 13(b)(2)(A) and 14(a) of the Securities Exchange Act of 1934, and Rules 10b-5, 12b-20, 13a-1, 13a-13 and 14a-9 thereunder, among others, in connection with the above-described payments to broker-dealers and related disclosures by the CPA® REITs. With respect to Carey Financial, the complaint alleges violations of, and seeks to enjoin Carey Financial from violating, Section 5 of the Securities Act of 1933. Without admitting or denying the allegations in the SEC’s complaint, WPC and Carey Financial consented to the entry of the injunction. As part of the settlement, WPC will cause aggregate “disgorgement” payments of $19,979,000, including interest, to be made to the affected CPA® REITs. We will not receive any portion of those payments because we were not one of the CPA® REITs involved in the matters being investigated.
The SEC’s complaint also alleges violations of certain provisions of the federal securities laws by our advisor’s employees, John Park, who was formerly WPC’s Chief Financial Officer, and Claude Fernandez, who was formerly WPC’s Chief Accounting Officer. The SEC has announced that Messrs. Park and Fernandez have separately settled the charges against them. The terms of such settlement agreements are not expected to have a material effect on WPC or us.
Other
The Maryland Securities Commission has sought information from Carey Financial and us relating to the matters described above. While it may commence proceedings against Carey Financial in connection with these inquiries, WPC has announced that it does not currently expect that these inquiries and proceedings will have a material effect on WPC incremental to that caused by the SEC agreement in principle described above. At this time, we are unable to predict whether these inquiries will have any adverse effect on us.
As of December 31, 2007, we were not involved in any material litigation.
We are liable for expenses incurred in connection with the offering of our securities. These expenses are deducted from the gross proceeds of the offering. Total organization and offering expenses, including underwriting compensation, will not exceed 15% of the gross proceeds of our offering. Pursuant to the sales agency agreement between Carey Financial and us, Carey Financial will receive selling commissions of up to $0.65 per share sold, a selected dealer fee of up to $0.20 per share sold and a wholesaling fee of up to $0.15 per share sold. Carey Financial will re-allow all selling commissions to selected dealers participating in the offering and will re-allow up to the full selected dealer fee to the selected dealers. Carey Financial will use any retained portion of the selected dealer fee together with the wholesaling fee to cover other underwriting costs incurred in connection with the offering. Total underwriting compensation paid in connection with this offering, including selling commissions, the selected dealer fee, the wholesaling fee and reimbursements made by Carey Financial to selected dealers, cannot exceed the limitations prescribed by FINRA. The limit on underwriting compensation is currently 10% of gross offering proceeds. We may also reimburse Carey Financial up to an additional 0.5% of offering proceeds for bona fide due diligence expenses. We reimburse our advisor or one of its affiliates for other organization and offering expenses (including, but not limited to, filing fees, legal, accounting, printing and escrow costs). Our advisor has agreed to be responsible for the payment of organization and offering expenses (excluding selling commissions, selected dealer fees and wholesaling fees) which exceed 4% of the gross offering proceeds. The total costs paid by our advisor and its affiliates in connection with the offering of our securities were $2,767,832 through December 31, 2007, none of which has been reimbursed. Unpaid costs are included in due to affiliates in the consolidated financial statements.
Note 6. Stockholder’s Equity
Distributions
On November 9, 2007 our board of directors approved a distribution of $.001495 per share for each day during the period an investor was a stockholder of record from and including November 9, 2007 through December 31, 2007, which was paid on January 15, 2008. No distributions were paid during 2007. The distribution was reported for tax purposes as a return of capital.
CPA®:17 2007 10-K — 46

Notes to Financial Statements
Note 7. Selected Quarterly Financial Data (unaudited)

	For the three months ended
	June 30, 2007 (a)	September 30, 2007	December 31, 2007
Revenues	$—	$—	$—
Operating expenses	(40,284)	—	(67,339)
Net loss	(40,284)	—	(65,515)
Loss per share	(1.81)	—	(2.95)
Distributions declared per share	N/A	N/A	0.0792 (b)

(a)	For the period from inception (February 20, 2007) through June 30, 2007.

(b)	On November 9, 2007 our board of directors approved a distribution of $.001495 per share for each day during the period an investor was a stockholder of record from and including November 9, 2007 through December 31, 2007. This distribution is taxable to the stockholder as return of capital.
Note 8. Subsequent Event
In March 2008, we entered into a commitment to purchase certain commercial mortgage backed securities with a face value of approximately $6,994,000 for approximately $2,630,000.
CPA®:17 2007 10-K — 47

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Disclosure Controls And Procedures
Our disclosure controls and procedures include our controls and other procedures designed to provide reasonable assurance that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the required time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our chief executive officer and acting chief financial officer to allow timely decisions regarding required disclosures.
Our chief executive officer and acting chief financial officer have conducted a review of our disclosure controls and procedures as of December 31, 2007. Based upon this review, our chief executive officer and acting chief financial officer have concluded that our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) were effective as of December 31, 2007 at a reasonable level of assurance.
This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.
Changes in Internal Control Over Financial Reporting
There have been no significant changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
This information will be contained in our definitive proxy statement for the 2008 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.
Item 11. Executive Compensation.
This information will be contained in our definitive proxy statement for the 2008 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
This information will be contained in our definitive proxy statement for the 2008 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
This information will be contained in our definitive proxy statement for the 2008 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.
Item 14. Principal Accountant Fees and Services.
This information will be contained in our definitive proxy statement for the 2008 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.
CPA®:17 2007 10-K — 48

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(1)	and (2) — Financial statements and schedules — see index to financial statements included in Item 8. Financial statement schedules are omitted because the required information is given in the consolidated financial statements, including the notes thereto, or because the conditions requiring their filing do not exist.

(3)	Exhibits:
The following exhibits are filed as part of this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
3.1	Articles of Incorporation of Registrant	Exhibit 3.1 to Registration Statement Form S-11 (No. 333-140842) filed on February 22, 2007

3.2	Articles of Amendment and Restatement of Corporate Property Associates 17 – Global Incorporated	Exhibit 3.1 to Form 10-Q filed on December 14, 2007

3.3	Bylaws of Corporate Property Associates 17 – Global Incorporated	Exhibit 3.2 to Form 10-Q filed on December 14, 2007

4.1	2007 Distribution Reinvestment and Stock Purchase Plan	Exhibit 4.1 to Form 10-Q filed on December 14, 2007

10.1	Selected Dealer Agreement dated as of December 7, 2007 by and among, Corporate Property Associates 17 – Global Incorporated, Carey Financial, LLC, Carey Asset Management Corp., W. P. Carey & Co. LLC and Ameriprise Financial Services, Inc.	Exhibit 1.1 to Form 8-K filed on December 10, 2007

10.2	Advisory Agreement dated November 12, 2007 between Corporate Property Associates 17 – Global Incorporated and Carey Asset Management Corp.	Exhibit 10.1 to Form 10-Q filed on December 14, 2007

10.3	Agreement of Limited Partnership of CPA:17 Limited Partnership dated November 12, 2007 by and among, Corporate Property Associates 17 – Global Incorporated and W. P. Carey Holdings, LLC	Exhibit 10.2 to Form 10-Q filed on December 14, 2007

10.4	Sales Agency Agreement dated November 30, 2007 between Corporate Property Associates 17 – Global Incorporated and Carey Financial, LLC	Exhibit 10.3 to Form 10-Q filed on December 14, 2007

10.5	Subscription Escrow Agreement	Exhibit 10.2 to Registration Statement Form S-11 (No. 333-140842) filed on October 29, 2007

21.1	Subsidiaries of Registrant	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
CPA®:17 2007 10-K — 49

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corporate Property Associates 17 – Global Incorporated
Date 3/31/2008	By:	/s/ Mark J. DeCesaris
Mark J. DeCesaris
Managing Director and acting Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Wm. Polk Carey Wm. Polk Carey	Chairman of the Board and Director	3/31/2008

/s/ Gordon F. DuGan Gordon F. DuGan	Chief Executive Officer and Director (Principal Executive Officer)	3/31/2008

/s/ Mark J. DeCesaris Mark J. DeCesaris	Managing Director and acting Chief Financial Officer (acting Principal Financial Officer)	3/31/2008

/s/ Thomas J. Ridings Thomas J. Ridings	Executive Director and Chief Accounting Officer (Principal Accounting Officer)	3/31/2008

/s/ Richard J. Pinola Richard J. Pinola	Chairman of the Audit Committee and Director	3/31/2008

/s/ Elizabeth P. Munson Elizabeth P. Munson	Director	3/31/2008

/s/ James D. Price James D. Price	Director	3/31/2008
Report on Form 10-K
The advisor will supply to any stockholder, upon written request and without charge, a copy of the annual report on Form 10-K for the year ended December 31, 2007 as filed with the SEC. The 10-K may also be obtained through the SEC’s EDGAR database at www.sec.gov.
CPA®:17 2007 10-K — 50