Form 10-Q
period 2008-03-31
Corporate Property Associates 17 - Global INC
filed 2008-05-15
CIK 1390213

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000-52891
CORPORATE PROPERTY ASSOCIATES 17 — GLOBAL INCORPORATED
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
Registrant has 11,072,935 shares of common stock, $.001 par value outstanding at May 7, 2008.

*	The summarized financial statements contained herein are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of such financial statements have been included.
Forward Looking Statements
This quarterly report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report, contains forward-looking statements that involve risks, uncertainties and assumptions. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “expect,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan” or similar expressions. Do not unduly rely on forward-looking statements. They give our expectations about the future and are not guarantees, and speak only as of the date they are made. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievement to be materially different from the results of operations or plan expressed or implied by such forward-looking statements. While we cannot predict all of the risks and uncertainties, they include, but are not limited to, the risk factors described in Item 1A — Risk Factors of our annual report on Form 10-K for the year ended December 31, 2007. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved. Additionally, a description of our critical accounting estimates is included in the management’s discussion and analysis section in our annual report on Form 10-K for the year ended December 31, 2007. There has been no significant change in our critical accounting estimates.
As used in this quarterly report on Form 10-Q, the terms “we,” “us” and “our” represent Corporate Property Associates 17 — Global Incorporated, unless otherwise indicated.
CPA®:17 – Global 3/31/2008 10-Q — 1

CORPORATE PROPERTY ASSOCIATES 17 — GLOBAL INCORPORATED
PART I
ITEM 1. — FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2008	December 31, 2007
		(NOTE)
Assets
Cash and cash equivalents	$67,568,114	$182,919
Equity investments in real estate	4,728	8,626
Deferred offering costs	3,869,406	2,719,096
Other assets	111,542	33,646

Total assets	$71,553,790	$2,944,287

Liabilities and Shareholders’ Equity
Liabilities:
Due to affiliates	$3,953,172	$2,768,006
Accounts payable and accrued expenses	359,587	82,080
Distributions payable	406,794	—

Total liabilities	4,719,553	2,850,086

Commitments and contingencies (Note 5)

Shareholders’ Equity:
Preferred stock, $0.001 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; 7,500,624 and 22,222 shares issued and outstanding, respectively	7,500	22
Additional paid-in capital	67,500,061	199,978
Accumulated deficit during the development stage	(673,324)	(105,799)

Total shareholders’ equity	66,834,237	94,201

Total liabilities and shareholders’ equity	$71,553,790	$2,944,287

Note:	The balance sheet at December 31, 2007 has been derived from the audited financial statement at that date.
The accompanying notes are an integral part of these consolidated financial statements.
CPA®:17 – Global 3/31/2008 10-Q — 2

CORPORATE PROPERTY ASSOCIATES 17 — GLOBAL INCORPORATED
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

Three months ended
March 31, 2008
Expenses
General and administrative	$(306,022)

(306,022)

Other Income and Expenses
Other interest income	147,010
Income from equity investments in real estate	42

147,052

Net Loss	$(158,970)

Loss Per Share	$(0.05)

Weighted Average Shares Outstanding	2,962,858

Distributions Declared Per Share	$0.1375

Note:	We were formed on February 20, 2007 and had no operations for the period from inception to March 31, 2007.
The accompanying notes are an integral part of these financial statements.
CPA®:17 – Global 3/31/2008 10-Q — 3

CORPORATE PROPERTY ASSOCIATES 17 — GLOBAL INCORPORATED
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
For the three months ended March 31, 2008

		Common	Additional	Accumulated
	Shares	Stock	Paid-In Capital	Deficit	Total
Balance at December 31, 2007	22,222	$22	$199,978	$(105,799)	$94,201
Shares issued, net of offering costs	7,478,402	7,478	67,300,083		67,307,561
Distributions declared				(408,555)	(408,555)
Net loss				(158,970)	(158,970)

Balance at March 31, 2008	7,500,624	$7,500	$67,500,061	$(673,324)	$66,834,237

The accompanying notes are an integral part of these consolidated financial statements.
CPA®:17 – Global 3/31/2008 10-Q — 4

CORPORATE PROPERTY ASSOCIATES 17 — GLOBAL INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

Three months ended
March 31, 2008
Cash Flows — Operating Activities
Net loss	$(158,970)
Adjustments to reconcile net loss to net cash provided by operating activities:
Income from equity investments in real estate in excess of distributions received	(42)
Increase in due to affiliates (a)	38,720
Increase in accounts payable and accrued expenses (b)	199,687

Net cash provided by operating activities	79,395

Cash Flows — Financing Activities
Distributions paid	(1,761)
Proceeds from stock issuance	67,307,561

Net cash provided by financing activities	67,305,800

Change in Cash and Cash Equivalents During the Period
Net increase in cash and cash equivalents	67,385,195
Cash and cash equivalents, beginning of period	182,919

Cash and cash equivalents, end of period	$67,568,114

Noncash investing and financing activities

(a)	Increase in due to affiliates for the three months ended March 31, 2008 excludes increase in deferred offering costs of $1,150,310, consisting of $841,251 payable to an affiliate for offering costs and $309,059 payable to an affiliate for commissions incurred in connection with fundraising.

(b)	Increase in accounts payable and accrued expenses excludes increase of $77,820 in amounts payable in connection with potential investment opportunities.

Note:	We were formed on February 20, 2007 and had no operations for the period from inception to March 31, 2007.
The accompanying notes are an integral part of these financial statements.
CPA®:17 – Global 3/31/2008 10-Q — 5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1. Organization and Offering
Organization
Corporate Property Associates 17 – Global Incorporated, a Maryland corporation was formed in 2007 for the purpose of investing in a diversified portfolio of income-producing commercial properties and other real estate related assets, both domestically and outside the United States. We intend to qualify as a real estate investment trust (“REIT”) and intend to conduct substantially all of our investment activities and own all of our assets through CPA:17 Limited Partnership, our operating partnership. We are a general partner and a limited partner and own a 99.985% capital interest in the operating partnership. W.P. Carey Holdings, LLC (“Carey Holdings”), a subsidiary of W.P. Carey & Co. LLC (“WPC”), holds a special general partner interest in the operating partnership. We are currently a development stage company as we have not generated significant revenue.
We are externally managed by WPC through its wholly-owned subsidiaries (collectively, the “advisor”). The advisor also currently manages three other affiliated Corporate Property Associates REITs.
On February 20, 2007, WPC purchased 22,222 shares of our common stock for $200,000 and was admitted as our initial shareholder. WPC purchased its shares at $9.00 per share, net of commissions and fees, which would have otherwise been payable to Carey Financial, LLC (“Carey Financial”), a subsidiary of WPC.
Public Offering
In November 2007, our registration statement on Form S-11 (File No. 333-140842), covering an initial public offering of up to 200,000,000 shares of common stock at $10.00 per share was declared effective under the Securities Act of 1933, as amended. The registration statement also covers the offering of up to 50,000,000 shares of common stock at $9.50 pursuant to our distribution reinvestment and stock purchase plan. Our initial public offering is being offered on a “best efforts” basis by Carey Financial and selected other dealers. We commenced our initial public offering in late December 2007. Through May 7, 2008, we have raised $110,237,710. No amounts were raised in 2007.
We intend to use the net proceeds of the offering to acquire, own and manage a portfolio of commercial properties leased to a diversified group of companies primarily on a single tenant net lease basis.
Note 2. Basis of Presentation
The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results of the interim periods presented have been included. The results of operations for the interim periods are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2007.
Basis of Consolidation
Our consolidated financial statements include all of our accounts and our majority-owned and/or controlled subsidiaries. The portion of these entities that we do not own is presented as minority interest as of and during the periods consolidated. All material inter-entity transactions have been eliminated.
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
CPA®:17 – Global 3/31/2008 10-Q — 6

Notes to Consolidated Financial Statements
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
Adoption of New Accounting Pronouncements
SFAS 157
In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS 157 applies whenever other standards require assets or liabilities to be measured at fair value. SFAS 157 also provides for certain disclosure requirements, including, but not limited to, the valuation techniques used to measure fair value and a discussion of changes in valuation techniques, if any, during the period. We partially adopted SFAS 157 as required on January 1, 2008, with the exception of nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis, for which the effective date is our 2009 fiscal year. The initial application of this statement did not have a material effect on our financial position and results of operations.
SFAS 159
In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which gives entities the option to measure eligible financial assets, financial liabilities and firm commitments at fair value on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes (i.e., unrealized gains and losses) in fair value must be recorded in earnings. Additionally, SFAS 159 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings. We adopted SFAS 159 as required on January 1, 2008 and the initial application of this statement did not have a material effect on our financial position and results of operations as we did not elect to measure financial assets and liabilities at fair value.
Recent Accounting Pronouncements
SOP 07-1
In June 2007, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide ‘Investment Companies’ and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”). SOP 07-1 addresses when the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” must be applied by an entity and whether investment company accounting must be retained by a parent company in consolidation or by an investor in the application of the equity method of accounting. In addition, SOP 07-1 includes certain disclosure requirements for parent companies and equity method investors in investment companies that retain investment company accounting in the parent company’s consolidated financial statements or the financial statements of an equity method investor. In February 2008, FASB Staff Position (“FSP”) SOP 07-1-1 was issued to delay the indefinitely the effective date of SOP 07-1 and prohibit adoption of SOP 07-1 for an entity that has not early adopted SOP 07-1 before issuance of the final FSP. We are currently assessing the potential impact that the adoption of SOP 07-1 will have on our financial position and results of operations.
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
CPA®:17 – Global 3/31/2008 10-Q — 7

Notes to Consolidated Financial Statements
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
SFAS 161
In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), which is intended to help investors better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows through enhanced disclosure requirements. The enhanced disclosures primarily surround disclosing the objectives and strategies for using derivative instruments by their underlying risk as well as a tabular format of the fair values of the derivative instruments and their gains and losses. SFAS 161 is effective for our 2009 fiscal year.
Note 3. Agreements and Transactions with Related Parties
Pursuant to an advisory agreement between the advisor and us, the advisor performs certain services for us including the identification, evaluation, negotiation, financing, purchase and disposition of investments, our day-to-day management and the performance of certain administrative duties. The advisory agreement between the advisor and us provides for the advisor to be reimbursed for organization and offering costs incurred in connection with our offering. The advisor will also receive acquisition fees, a portion of which will be payable upon acquisition of investments with the remainder subordinated to a preferred return. The preferred return is a non-compounded cumulative distribution return of 5% per annum. Acquisition fees payable to the advisor with respect to our long-term net lease investments may be up to an average of 4.5% of the total cost of those investments, with 2.5% typically paid when the transaction is completed and 2% typically paid over three years, once the preferred return criterion has been met. For certain types of non-long term net lease investments, initial acquisition fees may range from 0% to 1.75% of the equity invested plus the related acquisition fees, with no deferred acquisition fee being payable. We did not incur any current or deferred acquisition fees during the three months ended March 31, 2008. Deferred acquisition fees payable total $174 at both March 31, 2008 and December 31, 2007.
We pay the advisor an annual asset management fee ranging from 0.5% of average market value, for long-term net leases and certain other types of real estate investments, to 1.75% of average equity value for certain types of securities. The asset management fee is payable in cash or restricted stock at the option of the advisor. For 2008, the advisor elected to receive its asset management fees in restricted shares of our common stock. An affiliate of the advisor will also receive up to 10% of distributions of available cash of the operating partnership, depending on the type of investments we own. We incurred asset management fees of $12 for the three months ended March 31, 2008. The advisor may also receive subordinated disposition fees of up to 3% of the contract sales price of an investment for services provided in connection with the disposition; however, payment of such fees is subordinated to a preferred return. We have not incurred any subordinated disposition fees at March 31, 2008 as we have not disposed of any investments. As of March 31, 2008, the advisor owned 22,222 shares of our common stock.
Pursuant to a sales agency agreement between Carey Financial and us, Carey Financial will receive a selling commission of up to $0.65 per share sold, a selected dealer fee of up to $0.20 per share sold and a wholesaling fee of up to $0.15 per share sold, Carey Financial will re-allow all selling commissions to selected dealers participating in the offering and will re-allow up to the full selected dealer fee to the selected dealers. Carey Financial will use any retained portion of the selected dealer fee together with the wholesaling fee to cover other underwriting costs incurred in connection with the offering. Total underwriting compensation paid in connection with this offering, including selling commissions, the selected dealer fee, the wholesaling fee and reimbursements made by Carey Financial to selected dealers, cannot exceed the limitations prescribed by the Financial Industry Regulatory Authority (“FINRA”). The limit on underwriting compensation is currently 10% of gross offering proceeds. We may also reimburse Carey Financial up to an additional 0.5% of the gross offering proceeds for bona fide due diligence expenses (Note 5).
We also reimburse the advisor for various expenses incurred in connection with its provision of services to us. In addition to reimbursement of third-party expenses paid by the advisor on our behalf (including property-specific costs, professional fees, office expenses and business development expenses), we reimburse the advisor for the allocated costs of personnel and overhead in providing management of our day-to-day operations, including accounting services, shareholder services, corporate management, and property management and operations, except that we do not reimburse the advisor for the cost of personnel to the extent such personnel are used in transactions (acquisitions, dispositions and refinancings) for which the advisor receives a transaction fee. We did not reimburse any amounts to the advisor during the three months ended March 31, 2008.
We own a .01% interest in a venture with the remaining interest held by an affiliate (Note 4).
CPA®:17 – Global 3/31/2008 10-Q — 8

Notes to Consolidated Financial Statements
We are a party to an office cost-sharing agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities. Amounts under the cost-sharing agreement are allocated among the entities based on gross revenues and are adjusted quarterly. No amounts were allocated to us during the three months ended March 31, 2008 because we had no revenues; however, we expect that such costs will be allocated to us in the future.
Note 4. Equity Investment in Real Estate
In December 2007, we acquired an interest in domestic properties net leased to Berry Plastics Holding Corporation through a venture in which we and an affiliate own .01% and 99.99% interests, respectively. The total cost of this acquisition to the venture was $86,911,000. We have an option to purchase up to a total of 75% of the interests in the venture at a price equal to the percentage purchased times the total cost of the facilities net of mortgage financing, provided we have raised at least $40,000,000 in net proceeds from our initial public offering. The fundraising requirement was met in March 2008 and we intend to exercise our option to purchase an additional 49.99% interest in May 2008 (Note 6). This option expires in December 2009. In January 2008, the venture obtained non-recourse mortgage financing on the properties of $39,400,000 at a fixed annual interest rate and term of 6.6% and 10 years, respectively. Our investment in this venture had a carrying value of $4,728 and $8,626 at March 31, 2008 and December 31, 2007, respectively.
At March 31, 2008, this venture had total assets of $88,078,514 and total third party debt of $39,357,837.
Note 5. Commitments and Contingencies
As of March 31, 2008, we were not involved in any material litigation. We note the following:
SEC Investigation
In 2004, following a broker-dealer examination of Carey Financial, the staff of the SEC commenced an investigation into compliance with the registration requirements of the Securities Act of 1933 in connection with the public offerings of shares of Corporate Property Associates 15 Incorporated (“CPA®:15”) during 2002 and 2003. The matters investigated by the staff of the SEC principally included whether, in connection with a public offering of CPA®:15’s shares, Carey Financial and its retail distributors sold certain securities without an effective registration statement in violation of Section 5 of the Securities Act of 1933.
The investigation was later expanded to include matters relating to compensation arrangements with broker-dealers in connection with other CPA® REITs managed by the advisor, but not us. The compensation arrangements principally involved payments, aggregating in excess of $9,600,000, made to a broker-dealer which distributed the shares of other CPA® REITs, the disclosure of such arrangements and compliance with applicable FINRA requirements. The costs associated with these payments, which were made during the period from early 2000 through the end of 2003, were borne by and accounted for on the books and records of the CPA® REITs.
In March 2008, WPC and Carey Financial entered into a settlement with the SEC with respect to all matters relating to the above-described investigations. In connection with the settlement, the SEC filed a complaint in the United States District Court for the Southern District of New York alleging violations of certain provisions of the federal securities laws, and seeking to enjoin WPC from violating those laws in the future. In its complaint the SEC alleged violations of Section 5 of the Securities Act of 1933, in connection with the offering of shares of CPA®:15, and Section 17(a) of the Securities Act of 1933 and Sections 10(b), 13(a), 13(b)(2)(A) and 14(a) of the Securities Exchange Act of 1934, and Rules 10b-5, 12b-20, 13a-1, 13a-13 and 14a-9 thereunder, among others, in connection with the above-described payments to broker-dealers and related disclosures. With respect to Carey Financial, the complaint alleged violations of, and sought to enjoin Carey Financial from violating, Section 5 of the Securities Act of 1933. Without admitting or denying the allegations in the SEC’s complaint, WPC and Carey Financial consented to the entry of the injunction, which was entered by the court in a final judgment in March 2008. Pursuant to the final judgment, WPC agreed to make payments of $19,979,000 including interest, to the affected CPA® REITs and paid a $10,000,000 civil penalty. We did not receive any portion of those payments because we were not one of the CPA® REITs involved in the matters being investigated.
The SEC’s complaint also alleged violations of certain provisions of the federal securities laws by the advisor’s employees John Park, who was formerly WPC’s chief financial officer, and Claude Fernandez, who was formerly WPC’s chief accounting officer. Messrs. Park and Fernandez have separately settled the charges against them.
CPA®:17 – Global 3/31/2008 10-Q — 9

Notes to Consolidated Financial Statements
Other
Maryland Securities Commission
The Maryland Securities Commission has sought information from Carey Financial and CPA®:15 relating to the matters described above. While the Maryland Securities Commission may commence proceedings against Carey Financial in connection with these inquiries, WPC has announced that it does not currently expect that these inquiries and proceedings will have a material effect on WPC incremental to that caused by the SEC settlement described above. At this time, we are unable to predict whether these inquiries will have any adverse effect on us.
Public Offering
We are liable for expenses incurred in connection with the offering of our securities. These expenses are deducted from the gross proceeds of the offering. Total organization and offering expenses, including underwriting compensation, will not exceed 15% of the gross proceeds of our offering. Pursuant to the sales agency agreement between Carey Financial and us, Carey Financial will receive selling commissions of up to $0.65 per share sold, a selected dealer fee of up to $0.20 per share sold and a wholesaling fee of up to $0.15 per share sold. Carey Financial will re-allow all selling commissions to selected dealers participating in the offering and will re-allow up to the full selected dealer fee to the selected dealers. Carey Financial will use any retained portion of the selected dealer fee together with the wholesaling fee to cover other underwriting costs incurred in connection with the offering. Total underwriting compensation paid in connection with this offering, including selling commissions, the selected dealer fee, the wholesaling fee and reimbursements made by Carey Financial to selected dealers, cannot exceed the limitations prescribed by FINRA. The limit on underwriting compensation is currently 10% of gross offering proceeds. We may also reimburse Carey Financial up to an additional 0.5% of offering proceeds for bona fide due diligence expenses. We reimburse our advisor or one of its affiliates for other organization and offering expenses (including, but not limited to, filing fees, legal, accounting, printing and escrow costs). Our advisor has agreed to be responsible for the payment of organization and offering expenses (excluding selling commissions, selected dealer fees and wholesaling fees) which exceed 4% of the gross offering proceeds. The total costs paid by our advisor and its affiliates in connection with the organization and offering of our securities were $3,600,631 through March 31, 2008, none of which has been reimbursed. Unpaid costs are included in due to affiliates in the consolidated financial statements.
During the offering period, we will accrue costs incurred in connection with the raising of capital as deferred offering costs. Upon receipt of offering proceeds and reimbursement to the advisor for costs incurred, we will charge the deferred costs to shareholders’ equity. Such reimbursements will not exceed regulatory cost limitations as described above.
Note 6. Subsequent Events
In April 2008, we purchased securities in two commercial mortgage-backed securities pools for a total of approximately $6,441,000. The securities have a total face value of $14,154,000 and bear interest at initial pass-through rates ranging from 6.1% to 6.3% per annum.
In May 2008, we notified our affiliate that we intend to exercise our option to purchase an additional 49.99% interest in a venture in which we and our affiliate currently hold .01% and 99.99% interests, respectively. In connection with the exercise, we expect to pay our affiliate approximately $23,800,000, which reflects our share of the cost of the transaction, net of our share of the mortgage financing. We expect to close this transaction in May 2008 and expect to continue to account for our interest in this investment under the equity method of accounting as, in our capacity as a limited partner, we have no substantive participating rights or ability to dissolve the venture or otherwise remove the managing member (our affiliate, CPA®:16 – Global).
CPA®:17 – Global 3/31/2008 10-Q — 10

ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to provide a reader of our financial statements with management’s perspective on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2007.
Business Overview
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
Portfolio Highlights
Public Offering —Through May 7, 2008, we have raised $110,237,710 in our initial public offering.
Distribution — Our daily cash distribution for the first quarter was $0.001511 per share payable to shareholders of record as of the close of business on each day during the quarter, or $0.55 per share on an annualized basis.
Financing Activity — In January 2008, a venture in which we and an affiliate own .01% and 99.99% interests, respectively, obtained non-recourse mortgage financing on the Berry Plastics transaction of $39,400,000 at a fixed annual interest rate and term of 6.6% and 10 years, respectively.
Advisor Settlement — In March 2008, the advisor entered into a settlement with the SEC with respect to all matters relating to the SEC investigation previously disclosed (Note 5).
Current Trends
Credit and real estate financing markets have experienced significant deterioration beginning in the second half of 2007, both domestically and internationally. We expect the volatility in these markets to continue in 2008. A discussion of these current trends is presented below:
Investment Opportunities
In times, such as the present, when financing is difficult to obtain, we believe sale-leaseback transactions can often be a more attractive alternative for a corporation to raise capital, which may result in increased investment opportunities for us. However, we believe that we are currently in a period of adjustment. While we did not complete any investment opportunities during the first quarter of 2008, we have made investments subsequently as discussed in Subsequent Events below.
We expect that certain of our sale-leaseback opportunities may arise in connection with private equity transactions. While private equity firms have raised a significant amount of capital for investment in recent periods, transaction volume has decreased in part as a result of the deterioration in the credit financing markets. As a result, we may be limited in our ability to participate in private equity transactions in the near term. As described above, we believe that this current period of adjustment is a short-term issue and while it is likely to affect the second quarter as well, we believe that attractive investment opportunities, which may include our future participation in private equity transactions, will be available.
CPA®:17 – Global 3/31/2008 10-Q — 11

We currently expect international transactions may comprise a significant portion of the investment opportunities, although the percentage of international investments in any given period may vary substantially.
Fundraising
Long-term U.S. Treasury rates remain near historical lows, which we anticipate will continue to drive investor demand for yield-based investments. Since commencing fundraising in late December 2007, we have raised $110,237,710.
Mortgage Financing
As a result of the deterioration in the real estate financing markets, we expect that obtaining financing for transactions may be difficult. In particular, obtaining financing for larger transactions and for certain property types may be more challenging in the current marketplace. Despite these challenges, during the first quarter of 2008 a venture in which we hold a 0.01% interest obtained non-recourse mortgage financing of $39,400,000.
Commercial Real Estate
Over the last several years, commercial real estate values have risen significantly as a result of the relatively low long-term interest rate environment and aggressive credit conditions. Although long-term interest rates remain relatively low by historical standards, there has been a significant increase in credit spreads across the credit spectrum. Increases in credit spreads or deterioration in individual tenant credits may lower the appraised values of properties. While this may provide us with attractive investment opportunities, it is possible that the appraised value of our real estate assets may decrease subsequent to their acquisition. We intend generally to enter into long term leases with our tenants to mitigate the impact that fluctuations in interest rates may have on the values of the real estate assets we acquire.
Corporate Defaults
In connection with the deterioration in the real estate financing markets, we expect that corporate defaults may increase in 2008 and beyond, which will require additional discretion in making investments and will require more intensive management of the assets we acquire. We believe that the advisor’s emphasis on investing in assets that are critically important to a tenant’s operations mitigates, to some extent, the risk of a tenant defaulting on its lease upon filing for bankruptcy protection. However, even where defaults do not occur, a tenant’s credit profile may deteriorate, which in turn could affect the value of a lease and require us to incur impairment charges on properties, even where the tenant is continuing to make the required lease payments. In addition, a tenant may reject our lease in bankruptcy which could subject us to losses as the property may be worth less without the lease.
Competition
Although there has been deterioration in the real estate and credit markets, we believe there is still active competition for the investments we seek to make, both domestically and internationally. We believe competition is driven in part by investor demand for yield-based investments including triple net lease real estate. We believe that we have competitive strengths that will enable us to continue to find attractive investment opportunities, both domestically and internationally, despite active competition levels. We currently believe that several factors may also provide us with investment opportunities, including the advisor’s presence in the private equity industry, which may provide sale-leaseback opportunities as a source of financing (notwithstanding the issues that could affect this market, as discussed above), a continued desire of corporations to divest themselves of real estate holdings both in the U.S. and internationally, increasing opportunities for sale-leaseback transactions in the international market, which we currently expect to comprise a significant portion of our investment opportunities, and the difficult credit markets which may cause companies to look for alternative methods of raising capital such as sale-leasebacks.
CPI
Despite slow economic growth rates in recent periods, inflation rates in the U.S. have continued to rise. Increases in inflation are sometimes associated with rising long-term interest rates, which may have a negative impact on the value of the real estate assets we acquire. To mitigate this risk, we expect that our leases will generally have rent increases based on formulas indexed to increases in the Consumer Price Index (“CPI”) or other indices for the jurisdiction in which the property is located. To the extent that the CPI increases, additional rental income streams may be generated for these leases and thereby mitigate the impact of inflation.
Results of Operations
We are a newly formed company and have no operating history. Results of operations for the three months ended March 31, 2008 are comprised primarily of professional fees incurred in connection with our offering which were partially offset by interest income earned on funds raised in our initial public offering. Through May 7, 2008, we have raised approximately $110,237,710 in our offering.
CPA®:17 – Global 3/31/2008 10-Q — 12

We are dependent upon proceeds received from the offering to conduct our proposed activities. The capital required to make investments will be obtained from the offering and from any mortgage indebtedness that we may incur in connection with our investment activity.
Financial Condition
We expect to raise capital from the sale of our common stock under our public offering and to invest such proceeds in a diversified portfolio of income-producing commercial properties and other real estate related assets. After raising capital through our public offering, we expect our primary source of operating cash flow to be generated from cash flow from our net leases and other real estate related assets. During the three months ended March 31, 2008, cash and cash equivalents increased by $67,385,195, primarily as a result of proceeds raised in our initial public offering.
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
We intend to qualify as a REIT. As a REIT, we will not be subject to federal income taxes on amounts distributed to shareholders provided we meet certain conditions including distributing at least 90% of our REIT taxable income to shareholders.
Our objectives are to generate sufficient cash flow over time to provide shareholders with increasing distributions and to seek investments with potential for capital appreciation throughout varying economic cycles. During the initial phase of our operations, we expect to fund a significant portion of our distributions from the proceeds of the offering.
Cash Resources
As of March 31, 2008, our cash resources consisted of cash and cash equivalents of $67,568,114. As described above, as of May 7, 2008, we have raised approximately $110,237,710 from our public offering. We expect to continue raising funds over the next twelve months.
Cash Requirements
During the next twelve months, cash requirements will include paying distributions to shareholders, reimbursing the advisor for costs incurred on our behalf and normal recurring operating expenses, such as fees to the advisor for services performed and rent. As of March 31, 2008, amounts due to the advisor totaled $3,909,690. We expect to use funds raised from our public offering to invest in new properties and intend to exercise our option to purchase an additional 49.99% interest in the Berry Plastics transaction (see Subsequent Events below).
Off-Balance Sheet Arrangements and Contractual Obligations

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 years
Due to the advisor (a)	$3,909,690	$3,909,690	$—	$—	$—
Deferred acquisition fees	174	58	116	—	—

	$3,909,864	$3,909,748	$116	$—	$—

(a)	Represents costs payable to the advisor and its subsidiaries in connection with the offering of our securities, consisting of organization and offering costs totaling $3,600,631 and commissions payable in connection with our fundraising activity totaling $309,059.
We are a party to an office cost-sharing agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities. Amounts under the cost-sharing agreement are allocated among the entities based on gross revenues and are adjusted quarterly. No amounts were allocated to us during the three months ended March 31, 2008 because we had no revenues; however, we expect that such costs will be allocated to us in the future.
We and an affiliate have 0.01% and 99.99% interests, respectively, in an unconsolidated joint venture that owns single-tenant properties net leased to Berry Plastics Holding Corporation (see Subsequent Events below). At March 31, 2008, the venture had total assets of $88,078,514 and total third party debt of $39,357,837. The debt matures in February 2018.
CPA®:17 – Global 3/31/2008 10-Q — 13

Subsequent Events
In April 2008, we purchased securities in two commercial mortgage-backed securities pools for a total of approximately $6,441,000. The securities have a total face value of $14,154,000 and bear interest at initial pass-through rates ranging from 6.1% to 6.3% per annum.
In May 2008, we notified our affiliate that we intend to exercise our option to purchase an additional 49.99% interest in a venture in which we and our affiliate currently hold .01% and 99.99% interests, respectively. In connection with the exercise, we expect to pay our affiliate approximately $23,800,000, which reflects our share of the cost of the transaction, net of our share of the mortgage financing. We expect to close this transaction in May 2008 and expect to continue to account for our interest in this investment under the equity method of accounting as, in our capacity as a limited partner, we have no substantive participating rights or ability to dissolve the venture or otherwise remove the managing member (our affiliate, CPA®:16 – Global).
Item 3. — Quantitative and Qualitative Disclosures About Market Risk
Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates and equity prices. We may also be exposed to market risk as a result of concentrations in tenant industries. We currently have limited exposure to market risks, including changes in interest rates. We currently have no foreign operations and are not exposed to foreign currency fluctuations.
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
Our chief executive officer and acting chief financial officer have conducted a review of our disclosure controls and procedures as of March 31, 2008. Based upon this review, our chief executive officer and acting chief financial officer have concluded that our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) were effective as of March 31, 2008 at a reasonable level of assurance.
CPA®:17 – Global 3/31/2008 10-Q — 14

PART II
Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds
(a)	As of the date of this Form 10-Q, WPC owns 22,222 shares of our common stock which were issued to WPC in consideration for $200,000 upon WPC’s admission as our initial shareholder in February 2007. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(2) of the Securities Act, as amended, the shares issued were deemed to be exempt from registration. In acquiring our shares, WPC represented that such interests were being acquired by it for the purposes of investment and not with a view to the distribution thereof.

(d)	We intend to use the net proceeds of our offering to invest in a diversified portfolio of income-producing commercial properties and other real estate related assets. Pursuant to Rule 701 of Regulation S-K, the use of proceeds from our offering of common stock which commenced in December 2007 pursuant to a registration statement (No. 333-140842) that was declared effective in November 2007, is as follows as of March 31, 2008:

Shares registered	200,000,000
Aggregate price of offering amount registered	$2,000,000,000
Shares sold (a)	7,478,402
Aggregated offering price of amount sold	$74,784,020
Direct or indirect payments to directors, officers, general partners of the issuer or their associates; to persons owning ten percent or more of any class of equity securities of the issuer; and to affiliates of the issuer; or	(7,433,892)
Direct or indirect payments to others	—

Net offering proceeds to the issuer after deducting expenses	67,350,128
Purchases of real estate, equity investments in real estate and real estate related assets	(4,751)

Temporary investments in cash and cash equivalents	$67,345,377

(a)	Excludes shares issued to the advisor.
Item 6. — Exhibits

Exhibit No.	Description	Method of Filing
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
CPA®:17 – Global 3/31/2008 10-Q — 15

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corporate Property Associates 17 – Global Incorporated
Date 5/15/2008	By:	/s/ Mark J. DeCesaris
Mark J. DeCesaris
Managing Director and acting Chief Financial Officer (acting Principal Financial Officer)

Date 5/15/2008	By:	/s/ Thomas J. Ridings
Thomas J. Ridings
Executive Director and Chief Accounting Officer (Principal Accounting Officer)

CPA®:17 – Global 3/31/2008 10-Q — 16