Form 10-Q
period 2008-06-30
Corporate Property Associates 17 - Global INC
filed 2008-08-14
CIK 1390213

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Registrant has 21,725,786 shares of common stock, $.001 par value outstanding at August 7, 2008.

INDEX

Page No.
PART I — FINANCIAL INFORMATION
Item 1. — Financial Statements*
Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007	2
Consolidated Statements of Operations for the three and six months ended June 30, 2008 and the period from inception (February 20, 2007) through June 30, 2007	3
Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2008 and the period from inception (February 20, 2007) through June 30, 2007	4
Consolidated Statement of Shareholders’ Equity for the six months ended June 30, 2008	5
Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and the period from inception (February 20, 2007) through June 30, 2007	6
Notes to Consolidated Financial Statements	7
Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. — Quantitative and Qualitative Disclosures About Market Risk	18
Item 4T. — Controls and Procedures	19

PART II — OTHER INFORMATION
Item 1A. — Risk Factors	20
Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 4. — Submission of Matters to a Vote of Security Holders	22
Item 6. — Exhibits	22
Signatures	24
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32: CERTIFICATIONS

*	The summarized financial statements contained herein are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of such financial statements have been included.
Forward Looking Statements
This quarterly report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report, contains forward-looking statements within the meaning of the federal securities laws. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties and other factors that may materially affect our future results, performance, achievements or transactions. Information on factors which could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this report as well as in our other filings with the SEC, including but not limited to those described in Item 1A — Risk Factors in our Form 10-K for the year ended December 31, 2007. We do not undertake to revise or update any forward-looking statements. Additionally, a description of our critical accounting estimates is included in the management’s discussion and analysis section in our Form 10-K for the year ended December 31, 2007. There has been no significant change in our critical accounting estimates.
As used in this quarterly report on Form 10-Q, the terms “we,” “us” and “our” represent Corporate Property Associates 17 – Global Incorporated, unless otherwise indicated.
CPA®:17 – Global 6/30/2008 10-Q — 1

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
PART I
ITEM 1. — FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	June 30, 2008	December 31, 2007
		(NOTE)
Assets
Real estate, net	$2,413	$—
Equity investments in real estate	23,709	8
Cash and cash equivalents	110,538	183
Commercial mortgage-backed securities	20,011	—
Deferred offering costs	3,492	2,719
Other assets	2,467	34

Total assets	$162,630	$2,944

Liabilities and Shareholders’ Equity
Liabilities:
Non-recourse debt	$1,950	$—
Due to affiliates	2,517	2,768
Accounts payable and accrued expenses	2,189	82
Distributions payable	1,647	—

Total liabilities	8,303	2,850

Commitments and contingencies (Note 8)

Shareholders’ Equity:
Preferred stock, $0.001 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; 17,459,861 and 22,222 shares issued and outstanding, respectively	17	—
Additional paid-in capital	156,461	200
Distributions in excess of accumulated deficit	(2,155)	(106)
Accumulated other comprehensive income	4	—

Total shareholders’ equity	154,327	94

Total liabilities and shareholders’ equity	$162,630	$2,944

Note:	The consolidated balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date.
The accompanying notes are an integral part of these consolidated financial statements.
CPA®:17 – Global 6/30/2008 10-Q — 2

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share amounts)

			Period from inception
	Three months ended	Six months ended	(February 20, 2007)
	June 30, 2008	June 30, 2008	through June 30, 2007
Revenues
Interest income from commercial mortgage-backed securities	$310	$310	$—
Rental income	12	12	—

	322	322	—

Expenses
General and administrative	(604)	(910)	(40)
Property expenses	(61)	(61)	—
Depreciation and amortization	(6)	(6)	—

	(671)	(977)	(40)

Other Income and Expenses
Other interest income	471	618	—
Income from equity investments in real estate	52	52	—
Interest expense	(9)	(9)	—

	514	661	—

Net Income (Loss)	$165	$6	$(40)

Earnings (Loss) Per Share	$0.01	$—	$(1.81)

Weighted Average Shares Outstanding	11,974,201	7,467,403	22,222

Distributions Declared Per Share	$0.1375	$0.2750	N/A

The accompanying notes are an integral part of these consolidated financial statements.
CPA®:17 – Global 6/30/2008 10-Q — 3

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

			Period from inception
	Three months ended	Six months ended	(February 20, 2007)
	June 30, 2008	June 30, 2008	through June 30, 2007
Net Income (Loss)	$165	$6	$(40)
Other Comprehensive Income
Foreign currency translation adjustment	4	4	—

Comprehensive Income (Loss)	$169	$10	$(40)

The accompanying notes are an integral part of these consolidated financial statements.
CPA®:17 – Global 6/30/2008 10-Q — 4

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
For the six months ended June 30, 2008
(in thousands, except share amounts)

				Distributions	Accumulated
			Additional	in Excess of	Other
		Common	Paid-In	Accumulated	Comprehensive
	Shares	Stock	Capital	Deficit	Income	Total
Balance at December 31, 2007	22,222	$—	$200	$(106)	$—	$94
Shares issued, net of offering costs	17,437,639	17	156,261			156,278
Distributions declared				(2,055)		(2,055)
Net income				6		6
Other comprehensive income					4	4

Balance at June 30, 2008	17,459,861	$17	$156,461	$(2,155)	$4	$154,327

The accompanying notes are an integral part of these consolidated financial statements.
CPA®:17 – Global 6/30/2008 10-Q — 5

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

		Period from inception
	Six months ended	(February 20, 2007)
	June 30, 2008	through June 30, 2007
Cash Flows — Operating Activities
Net income (loss)	$6	$(40)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization, including intangible assets and deferred financing costs	9	—
Income from equity investments in real estate	(52)	—
Amortization of discount on commercial mortgage-backed securities	(26)	—
Increase in accounts receivable and prepaid expenses	(154)	—
(Decrease) increase in accounts payable and accrued expenses (a)	(446)	40
Increase in prepaid rental income	59	—
Decrease in due to affiliates (b)	(582)	—

Net cash used in operating activities	(1,186)	—

Cash Flows — Investing Activities
Acquisitions of real estate and equity investments in real estate (c)	(25,635)	—
Purchase of marketable securities	(19,965)	—

Net cash used in investing activities	(45,600)	—

Cash Flows — Financing Activities
Distributions paid	(408)	—
Proceeds from mortgage notes payable	1,950	—
Payment of mortgage deposits	(383)	—
Proceeds from stock issuance	155,978	200

Net cash provided by financing activities	157,137	200

Change in Cash and Cash Equivalents During the Period
Effect of exchange rate changes on cash	4	—

Net increase in cash and cash equivalents	110,355	200
Cash and cash equivalents, beginning of period	183	—

Cash and cash equivalents, end of period	$110,538	$200

Noncash investing and financing activities:

(a)	Increase in accounts payable and accrued expenses excludes increase of $1,618 in amounts payable in connection with potential investment opportunities.

(b)	Increase in due to affiliates for the six months ended June 30, 2008 excludes increase in deferred offering costs of $1,073, consisting of $773 payable to an affiliate for offering costs and $300 payable to an affiliate for commissions incurred in connection with fundraising.

(c)	The cost basis of real estate investments acquired during the six months ended June 30, 2008 also includes deferred acquisition fees payable of $631.
The accompanying notes are an integral part of these consolidated financial statements.
CPA®:17 – Global 6/30/2008 10-Q — 6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share amounts)
Note 1. Organization and Offering
Organization
Corporate Property Associates 17 – Global Incorporated, a Maryland corporation, was formed in 2007 for the purpose of investing in a diversified portfolio of income-producing commercial properties and other real estate related assets, both domestically and outside the United States. We have elected to be treated as a real estate investment trust (“REIT”) beginning with our taxable year ended December 31, 2007 and intend to conduct substantially all of our investment activities and own all of our assets through CPA:17 Limited Partnership, our operating partnership. We are a general partner and a limited partner and anticipate that we will own a 99.985% capital interest in the operating partnership. W. P. Carey Holdings, LLC (“Carey Holdings”), a subsidiary of W. P. Carey & Co. LLC (“WPC”), holds a special general partner interest in the operating partnership. As of June 30, 2008, our real estate portfolio consisted of our full or partial ownership interest in four fully occupied properties leased to two tenants, totaling approximately 1 million square feet (on a pro rata basis).
We are externally managed by WPC through its wholly-owned subsidiaries (collectively, the “advisor”). The advisor also currently manages three other affiliated Corporate Property Associates REITs.
On February 20, 2007, WPC purchased 22,222 shares of our common stock for $200 and was admitted as our initial shareholder. WPC purchased its shares at $9.00 per share, net of commissions and fees, which would have otherwise been payable to Carey Financial, LLC (“Carey Financial”), our sales agent and a subsidiary of WPC.
Public Offering
In November 2007, our registration statement on Form S-11 (File No. 333-140842), covering an initial public offering of up to 200,000,000 shares of common stock at $10.00 per share, was declared effective under the Securities Act of 1933, as amended. The registration statement also covers the offering of up to 50,000,000 shares of common stock at $9.50 pursuant to our distribution reinvestment and stock purchase plan. Our initial public offering is being offered on a “best efforts” basis by Carey Financial and selected other dealers. We commenced our initial public offering in late December 2007. Through August 5, 2008, we have raised over $200,000. No amounts were raised in 2007.
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
We were formed on February 20, 2007 and had no operations for the period from inception to March 31, 2007. As a result, the results of operations for the three months ended June 30, 2007 and the period from inception to June 30, 2007 are the same and no separate results are provided.
Basis of Consolidation
Our consolidated financial statements include all of our accounts and our majority-owned and/or controlled subsidiaries. The portion of these entities that we do not own is presented as minority interest as of and during the periods consolidated. All material inter-entity transactions have been eliminated.
When we obtain an economic interest in an entity, we evaluate the entity to determine if the entity is deemed a variable interest entity (“VIE”) and if we are deemed to be the primary beneficiary, in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”). We consolidate (i) entities that are VIEs and of which we are deemed to be the primary beneficiary and (ii) entities that are non-VIEs that we control. Entities that we account for
CPA®:17 – Global 6/30/2008 10-Q — 7

Notes to Consolidated Financial Statements
under the equity method (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions) include (i) entities that are VIEs and of which we are not deemed to be the primary beneficiary and (ii) entities that are non-VIEs that we do not control but over which we have the ability to exercise significant influence. We will reconsider our determination of whether an entity is a VIE and who the primary beneficiary is if certain events occur that are likely to cause a change in the original determinations.
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
Commercial Mortgage Backed Securities
We have investments in commercial mortgage-backed securities (“CMBS”). We have the positive intent and ability to hold these securities to maturity. In addition, these securities cannot contractually be prepaid or otherwise settled in such a way that we would not recover substantially all of our recorded investment. As such, we account for these securities as held-to-maturity and measure them at amortized cost in the consolidated financial statements.
Foreign Currency Translation
We hold certain assets, primarily cash and cash equivalents, in Europe. The functional currency for these assets is the Euro. The translation from the Euro to the U.S. dollar is performed for assets and liabilities using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains and losses resulting from such translation are reported as a component of other comprehensive income as part of shareholders’ equity. As of June 30, 2008, the cumulative foreign currency translation adjustment gain was $4.
Foreign currency transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. A change in the exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of that transaction. That increase or decrease in the expected functional currency cash flows is a foreign currency transaction gain or loss that generally will be included in determining net income for the period in which the exchange rate changes. Likewise, a transaction gain or loss (measured from the transaction date or the most recent intervening balance sheet date, whichever is later) realized upon settlement of a foreign currency transaction generally will be included in net income for the period in which the transaction is settled. Foreign currency transactions that are (i) designated as, and are effective as, economic hedges of a net investment and (ii) intercompany foreign currency transactions that are of a long-term nature (that is, settlement is not planned or anticipated in the foreseeable future), when the entities to the transactions are consolidated or accounted for by the equity method in our financial statements will not be included in determining net income but will be accounted for in the same manner as foreign currency translation adjustments and reported as a component of other comprehensive income as part of shareholder’s equity. Investments in international equity investments in real estate may be funded in part through subordinated intercompany debt.
Adoption of New Accounting Pronouncements
SFAS 157
In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS 157 applies whenever other standards require assets or liabilities to be measured at fair value. SFAS 157 also provides for certain disclosure requirements, including, but not limited to, the valuation techniques used to measure fair value and a discussion of changes in valuation techniques, if any, during the period. We adopted SFAS 157 as required on January 1, 2008, with the exception of nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis, for which the effective date is our 2009 fiscal year. The initial application of SFAS 157 did not have a material effect on our financial position and results of operations, and we are currently evaluating the potential impact that the remaining application of SFAS 157 will have on our financial position and results of operations.
SFAS 159
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which gives entities the option to measure at fair value, on an instrument-by-instrument basis, certain financial assets, financial liabilities and firm commitments that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes (i.e., unrealized gains and losses) in fair value must be recorded in
CPA®:17 – Global 6/30/2008 10-Q — 8

Notes to Consolidated Financial Statements
earnings. Additionally, SFAS 159 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings. We adopted SFAS 159 as required on January 1, 2008 and the initial application did not have a material effect on our financial position and results of operations as we did not elect to measure any additional financial assets and liabilities at fair value.
Recent Accounting Pronouncements
SFAS 141R
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which establishes principles and requirements for how an acquirer shall recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and goodwill acquired in a business combination. Additionally, SFAS 141R requires an acquiring entity to immediately expense all acquisition costs and fees, associated with an acquisition. SFAS 141R is effective for our 2009 fiscal year. The adoption of SFAS 141R will have a significant impact on our operating results because of the highly acquisitive nature of our business. In 2009, we expect to have an immediate reduction in our net income attributable to new acquisitions since acquisition costs and fees, which are currently capitalized and allocated to the cost basis of acquisitions, will instead be expensed immediately as incurred, while post acquisition there will be a subsequent positive impact on net income through a reduction in depreciation expense over the estimated life of the properties.
SFAS 160
In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51” (“SFAS 160”), which establishes and expands accounting and reporting standards for minority interests in a subsidiary, which will be recharacterized as noncontrolling interests, and the deconsolidation of a subsidiary. SFAS 160 is effective for our 2009 fiscal year. We are currently assessing the potential impact that the adoption of SFAS 160 will have on our financial position and results of operations.
SFAS 161
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), which is intended to help investors better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows through enhanced disclosure requirements. The enhanced disclosures primarily surround disclosing the objectives and strategies for using derivative instruments by their underlying risk as well as a tabular format of the fair values of the derivative instruments and their gains and losses. SFAS 161 is effective for our 2009 fiscal year.
FSP 142-3
In April 2008, the FASB issued Staff Position 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). FSP 142-3 is intended to improve the consistency between the useful life of an intangible asset determined under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other U.S. GAAP. The guidance for determining the useful life of a recognized intangible asset in this FSP shall be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements in this FSP shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP 142-3 is effective for our 2009 fiscal year. We are currently assessing the potential impact that the adoption of this FSP will have on our financial position and results of operations.
Note 3. Agreements and Transactions with Related Parties
Pursuant to an advisory agreement between the advisor and us, the advisor performs certain services for us including the identification, evaluation, negotiation, financing, purchase and disposition of investments, our day-to-day management and the performance of certain administrative duties. The advisory agreement between the advisor and us provides for the advisor to be reimbursed for organization and offering costs incurred in connection with our offering. The advisor will also receive acquisition fees, a portion of which will be payable upon acquisition of investments with the remainder subordinated to a preferred return. The preferred return is a non-compounded cumulative distribution return of 5% per annum (based initially on our invested capital). Acquisition fees payable to the advisor with respect to our long-term net lease investments may be up to an average of 4.5% of the total cost of those investments, with 2.5% typically paid when the transaction is completed and 2% typically paid over three years, once the preferred return criterion has been met. For certain types of non-long term net lease investments, initial acquisition fees may range from 0% to 1.75% of the equity invested plus the related acquisition fees, with no portion of the fee being deferred. In connection with the acquisition of long-term net lease investments, we incurred current acquisition fees of $65 and deferred acquisition fees of $52 during both the three and six months ended June 30, 2008. In May 2008, we also assumed deferred acquisition fees payable of $579 as a result of increasing our interest in an existing venture (Note 5). We incurred acquisition fees in connection
CPA®:17 – Global 6/30/2008 10-Q — 9

Notes to Consolidated Financial Statements
with our CMBS investments of $197 during both the three and six months ended June 30, 2008. No such fees were incurred during the period from inception (February 20, 2007) through June 30, 2007. Deferred acquisition fees payable totaled $631 at June 30, 2008 and were de minimis at December 31, 2007.
We pay the advisor an annual asset management fee ranging from 0.5% of average market value for long-term net leases and certain other types of real estate investments to 1.75% of average equity value for certain types of securities. The asset management fee is payable in cash or restricted stock at the option of the advisor. For 2008, the advisor elected to receive its asset management fees in restricted shares of our common stock. We incurred asset management fees of $58 for both the three and six months ended June 30, 2008. No such fees were incurred during the period from inception (February 20, 2007) through June 30, 2007. An affiliate of the advisor will also receive up to 10% of distributions of available cash of the operating partnership, depending on the type of investments we own. No such distributions were made during the three and six months ended June 30, 2008 as we are currently in our fundraising phase. The advisor may also receive subordinated disposition fees of up to 3% of the contract sales price of an investment for services provided in connection with the disposition; however, payment of such fees is subordinated to a preferred return. We have not incurred any subordinated disposition fees at June 30, 2008 as we have not disposed of any investments. As of June 30, 2008, the advisor owned 22,222 shares of our common stock.
We are liable for expenses incurred in connection with the offering of our securities. These expenses are deducted from the gross proceeds of the offering. Total organization and offering expenses, including underwriting compensation, will not exceed 15% of the gross proceeds of our offering. Pursuant to a sales agency agreement between Carey Financial and us, Carey Financial receives a selling commission of up to $0.65 per share sold, a selected dealer fee of up to $0.20 per share sold and a wholesaling fee of up to $0.15 per share sold. Carey Financial will re-allow all selling commissions to selected dealers participating in the offering and will re-allow up to the full selected dealer fee to the selected dealers. Pursuant to a selected investment advisor agreement among Carey Financial, a selected investment advisor and us, Carey Financial also receives a wholesaling fee of up to $0.15 per share sold to clients of selected investment advisors. Carey Financial will use any retained portion of the selected dealer fee together with the selected dealer or investment advisor wholesaling fees to cover other underwriting costs incurred in connection with the offering. Total underwriting compensation paid in connection with this offering, including selling commissions, the selected dealer fee, the wholesaling fee and reimbursements made by Carey Financial to selected dealers and investment advisors, cannot exceed the limitations prescribed by the Financial Industry Regulatory Authority (“FINRA”). The limit on underwriting compensation is currently 10% of gross offering proceeds. We may also reimburse Carey Financial up to an additional 0.5% of offering proceeds for bona fide due diligence expenses. We reimburse our advisor or one of its affiliates for other organization and offering expenses (including, but not limited to, filing fees, legal, accounting, printing and escrow costs). Our advisor has agreed to be responsible for the payment of organization and offering expenses (excluding selling commissions, selected dealer fees and wholesaling fees) which exceed 4% of the gross offering proceeds. The total costs paid by our advisor and its affiliates in connection with the organization and offering of our securities were $3,866 through June 30, 2008, of which $2,488 has been reimbursed. Unpaid costs are included in due to affiliates in the consolidated financial statements. During the offering period, we will accrue costs incurred in connection with the raising of capital as deferred offering costs. Upon receipt of offering proceeds and reimbursement to the advisor for costs incurred, we will charge the deferred costs to shareholders’ equity. Such reimbursements will not exceed regulatory cost limitations as described above.
We also reimburse the advisor for various expenses incurred in connection with its provision of services to us. In addition to reimbursement of third-party expenses paid by the advisor on our behalf (including property-specific costs, professional fees, office expenses and business development expenses), we reimburse the advisor for the allocated costs of personnel and overhead in providing management of our day-to-day operations, including accounting services, shareholder services, corporate management, and property management and operations, except that we do not reimburse the advisor for the cost of personnel to the extent such personnel are used in transactions (acquisitions, dispositions and refinancings) for which the advisor receives a transaction fee. We did not reimburse any such amounts to the advisor during the three and six months ended June 30, 2008 or during the period from inception (February 20, 2007) to June 30, 2007.
We own a 50% interest in a venture with the remaining interest held by an affiliate (Note 5).
We are a participant in an entity with certain affiliates for the purpose of leasing office space used for the administration of real estate entities. Amounts under the cost-sharing agreement are allocated among the entities based on gross revenues and are adjusted quarterly. No amounts were allocated to us during the three and six months ended June 30, 2008 or during the period from inception (February 20, 2007) to June 30, 2007 because we had limited or no revenues; however, we expect that such costs will be allocated to us in the future.
CPA®:17 – Global 6/30/2008 10-Q — 10

Notes to Consolidated Financial Statements
Note 4. Real Estate
Real estate consists of land and buildings leased to others, at cost and accounted for as operating leases. We acquired our first consolidated real estate investment in June 2008 (Note 6). Our real estate is summarized as follows:

June 30, 2008
Land	$625
Building	1,793
Less: Accumulated depreciation	(5)

$2,413

Note 5. Equity Investment in Real Estate
In December 2007, we acquired an interest in domestic properties net leased through a venture in which we and an affiliate owned .01% and 99.99% interests, respectively. The total cost of this acquisition to the venture was $86,911. In January 2008, the venture obtained non-recourse mortgage financing on the properties of $39,400 at a fixed annual interest rate and term of 6.6% and 10 years, respectively. In May 2008, we exercised a purchase option to acquire an additional 49.99% interest in the venture for $23,653, net of mortgage proceeds and other costs, such that our total interest in the properties is now 50%, with our affiliate owning the remaining 50%. We continue to account for our interest in this investment under the equity method of accounting as, in our capacity as a limited partner, we have no substantive participating rights or ability to dissolve the venture or otherwise remove our venture partner. Our investment in this venture had a carrying value of $23,709 and $8 at June 30, 2008 and December 31, 2007, respectively.
Summarized financial information (for the entire entity, not our proportionate share) of our equity investee is presented below:

	June 30, 2008	December 31, 2007
Assets	$86,565	$87,833
Liabilities	(40,261)	(1,356)

Partners’ equity	$46,304	$86,477

	Three months ended	Six months ended
	June 30, 2008	June 30, 2008
Revenue	$1,668	$3,339
Expenses	(1,372)	(2,619)

Net income	$296	$720

Our share of income from our equity investment in real estate	$52	$52

Note 6. Acquisitions of Real Estate-Related Investments
Real Estate Acquired
In June 2008, we acquired a domestic investment at a total cost of $2,618. In connection with this investment, we obtained non-recourse mortgage financing of $1,950 at a fixed annual interest rate and term of 6.7% and 15 years, respectively.
Commercial Mortgage Backed Securities
During the six months ended June 30, 2008, we acquired investments in five CMBS pools for a total cost of $19,965. The CMBS investments bear initial pass-through coupon rates approximating 6.2% and have final payout dates ranging from December 2017 to September 2020. The CMBS had a total face value of $33,314 as of the dates of acquisition and have a fair value of $17,764 as of June 30, 2008. We account for these CMBS as held-to-maturity securities (Note 2).
Note 7. Intangibles
In connection with our acquisition of properties, we have recorded net lease intangibles of $280, which are being amortized over periods ranging from 20 years to 30 years. We acquired our first consolidated real estate investment in June 2008.
CPA®:17 – Global 6/30/2008 10-Q — 11

Notes to Consolidated Financial Statements
Intangible assets are included in other assets in the consolidated financial statements and are summarized as follows:

June 30, 2008
Lease intangibles:
In-place lease	$237
Tenant relationship	43
Less: Accumulated amortization	(1)

$279

Net amortization of intangibles was $1 for both the three and six months ended June 30, 2008. Based on the intangibles recorded through June 30, 2008, annual net amortization of intangibles is expected to be $8 for the remainder of 2008 and $15 in each of the following five years.
Note 8. Commitments and Contingencies
As of June 30, 2008, we were not involved in any material litigation. We note the following:
Maryland Securities Commission
The Maryland Securities Commission has sought information from Carey Financial and CPA®:15 relating to the matters relating to them in connection with the SEC investigation referred to in Note 9. While the Maryland Securities Commission may commence proceedings against Carey Financial in connection with these inquiries, WPC has announced that it does not currently expect that these inquiries and proceedings will have a material effect on WPC incremental to that caused by the SEC settlement.
Note 9. Advisor Settlement of SEC Investigation
In March 2008, WPC and Carey Financial entered into a settlement with the SEC with respect to all matters relating to them in connection with a previously disclosed investigation. In connection with the settlement, WPC made payments of $19,979, including interest, to the affected CPA® REITs. We did not receive any portion of those payments because we were not one of the CPA® REITs involved in the matters being investigated.
For additional information about the SEC investigation and the settlement, see Part I, Item 3. – Legal Proceedings in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC.
Note 10. Risk Management
Risk Management
In the normal course of our on-going business operations, we encounter economic risk. There are three main components of economic risk: interest rate risk, credit risk and market risk. We are subject to interest rate risk on our interest-bearing liabilities and our CMBS investments. Credit risk is the risk of default on our operations and tenants’ inability or unwillingness to make contractually required payments. Market risk includes changes in the value of the properties and related loans as well as CMBS investments we hold due to changes in interest rates or other market factors.
Concentration of Credit Risk
Concentrations of credit risk arise when a number of tenants or investments are engaged in similar business activities or have similar economic features that would cause their ability to meet contractual obligations, including those to us, to be similarly affected by changes in economic conditions. We regularly monitor our portfolio to assess potential concentrations of credit risk.
Commercial Mortgage-Backed Securities
We own CMBS that are fully collateralized by a portfolio of commercial mortgages or mortgage-related securities to the extent consistent with the requirements for qualification as a REIT. Mortgage-backed securities are instruments that directly or indirectly represent a participation in, or are secured by and payable from, one or more mortgage loans secured by real estate. In most cases, mortgage-backed securities distribute principal and interest payments on the mortgages to investors. Interest rates on these instruments can be fixed or variable. Some classes of mortgage-backed securities may be entitled to receive mortgage prepayments before other classes do. Therefore, the prepayment risk for a particular instrument may be different than for other mortgage-related securities. At
CPA®:17 – Global 6/30/2008 10-Q — 12

Notes to Consolidated Financial Statements
June 30, 2008, we had a significant concentration of CMBS investments, which comprised 43% of our real-estate related assets at that date. We expect that this concentration will decrease as a proportion of real-estate related assets as we continue to invest the proceeds of our public offering in long-term net lease investments.
Foreign Currency Exchange
At June 30, 2008, we were exposed to foreign currency exchange rate movements in the Euro through cash and cash equivalents held in European accounts. In July 2008, we acquired a long-term net lease investment in Germany (Note 12), and we expect that we will acquire additional international investments in the future. We expect to manage foreign currency exchange rate movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the local currency, but anticipate that we will be subject to such movements to the extent of the difference between the rental obligation and the debt service. We also expect that we may face restrictions with repatriating cash from our foreign investments and may encounter instances where it is difficult or costly to bring cash back into our U.S. operations.
Note 11. Subsequent Events
In July 2008, a venture in which we and an affiliate hold 70% and 30% interests, respectively, entered into an investment in Germany at a total cost of approximately $69,400, including a commitment to construct an expansion for a total cost of approximately $11,100. In connection with this investment, the venture obtained non-recourse mortgage financing of approximately $36,100, with a fixed annual interest rate and term of 6.5% and 7 years, respectively. The venture also obtained a commitment for additional financing of approximately $7,800 for the purpose of constructing the expansion. All amounts are inclusive of minority interest and based upon the exchange rate of the Euro at the date of acquisition.
In addition, in July and August 2008, we entered into two domestic investments at a total cost of approximately $57,300. In connection with these investments, we obtained non-recourse mortgage financing totaling approximately $33,000, having a weighted average fixed annual interest rate and term of 7.2% and 15 years, respectively.
CPA®:17 – Global 6/30/2008 10-Q — 13

ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(in thousands, except share and per share amounts)
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
Business Overview
We were formed as a Maryland corporation in 2007 for the purpose of investing in a diversified portfolio of income-producing commercial properties and other real estate related assets, both domestically and outside the United States. We have elected to be treated as a real estate investment trust (“REIT”), beginning with our taxable year ended December 31, 2007, and intend to conduct substantially all of our investment activities and own all of our assets through CPA 17 Limited Partnership, our operating partnership. As of June 30, 2008, our real estate portfolio consisted of our full or partial ownership interest in four fully occupied properties leased to two tenants, totaling approximately 1 million square feet (on a pro rata basis).
We are externally managed by W. P. Carey & Co. LLC (“WPC”) through its wholly-owned subsidiaries (collectively, the “advisor”). The advisor also currently manages three other affiliated Corporate Property Associates® REITs.
Fund Highlights
Public Offering —Through August 6, 2008, we have raised over $200,000 in our initial public offering.
Real Estate Investments— In May 2008, we exercised a purchase option to acquire an additional 49.99% interest in a venture that leases certain domestic properties for a total cost of $23,653, such that our total interest in the properties is now 50%. We also acquired a domestic investment in June 2008 at a total cost of $2,618.
Commercial Mortgage Backed Securities Investments — During the three months ended June 30, 2008, we acquired investments in commercial mortgage backed securities (“CMBS”) for a total cost of $19,965. The CMBS have a total face value of $33,314 and bear initial pass-through coupon rates approximating 6.2%.
Financing Activity — In connection with our real estate investment activity during the quarter ended June 30, 2008, we obtained non-recourse mortgage financing of $1,950 at a fixed annual interest rate and term of 6.7% and 15 years, respectively.
Distribution — Our daily cash distribution for the second quarter was $0.001511 per share payable to shareholders of record as of the close of business on each day during the quarter, or $0.55 per share on an annualized basis.
Current Trends
Credit and real estate financing markets have experienced significant deterioration beginning in the second half of 2007, both domestically and internationally. Conditions in both markets have continued to deteriorate in the first half of 2008 and may deteriorate further. We expect these markets to continue to be very challenging at least throughout 2008. A discussion of these current trends is presented below:
Investment Opportunities
In times such as the present, when financing is difficult to obtain, we believe sale-leaseback transactions can often be a more attractive alternative for a corporation to raise capital, which may result in increased investment opportunities for us. However, as a result of the recent deterioration in the real estate financing markets, we believe that we are currently in a period of adjustment.
We expect that certain of our sale-leaseback opportunities may arise in connection with private equity transactions. While private equity firms have raised a significant amount of capital for investment in recent periods, transaction volume has decreased significantly in part as a result of the deterioration in the credit financing markets. As a result, we may be limited in our ability to participate in new private equity transactions in the near term. As described above, we believe that this current period of adjustment is a short-term issue, and while it is likely to affect the second half of 2008 as well, we believe that attractive investment opportunities, which may include our future participation in either new private equity transactions or transactions with existing portfolio companies owned by private equity firms, will be available to us.
CPA®:17 – Global 6/30/2008 10-Q — 14

We currently expect international transactions may comprise a significant portion of the investment opportunities, although the percentage of international investments in any given period may vary substantially.
As a result of the deterioration in credit and real estate financing markets, the volume of private equity transactions has decreased, we are experiencing difficult financing conditions and financing rates have increased. We expect these factors to have a negative impact on our investment volume in the near future.
Fundraising
Long-term U.S. Treasury rates remain near historical lows, which we anticipate will continue to drive investor demand for yield-based investments. Since commencing fundraising in late December 2007, we have raised over $200,000. While we are pleased with our steady fundraising results to date, we plan to accelerate our fundraising efforts.
Mortgage Financing
As a result of the deterioration in the real estate financing markets, we expect that obtaining financing for both domestic and international transactions may be difficult. In particular, obtaining financing for larger transactions and for certain property types may be more challenging in the current marketplace.
Commercial Real Estate
Over the last several years, commercial real estate values have risen significantly as a result of the relatively low long-term interest rate environment and aggressive credit conditions. Although long-term interest rates remain relatively low by historical standards, there has been a significant increase in credit spreads across the credit spectrum. Increases in credit spreads or deterioration in individual tenant credits may lower the appraised values of our properties. While this may provide us with attractive investment opportunities, it is possible that the appraised value of our real estate assets may decrease subsequent to their acquisition. We intend generally to enter into long term leases with our tenants to mitigate the impact that fluctuations in interest rates may have on the values of the real estate assets we acquire.
Corporate Defaults
We expect that corporate defaults may increase in 2008 and beyond, which will require additional discretion in making investments and more intensive management of the assets we acquire. We believe that the advisor’s emphasis on investing in assets that are critically important to a tenant’s operations mitigates, to some extent, the risk of a tenant defaulting on its lease upon filing for bankruptcy protection. However, even where defaults do not occur, a tenant’s credit profile may deteriorate, which in turn could affect the value of a lease asset and may require us to incur impairment charges on our properties, even where the tenant is continuing to make the required lease payments. In addition, a tenant may reject our lease in bankruptcy, which could subject us to losses as the property may be worth less without the lease.
Competition
Although there has been deterioration in the real estate and credit markets, we believe there is still active competition for the investments we seek to make, both domestically and internationally. We believe competition is driven in part by investor demand for yield-based investments, including triple net leased real estate. We believe that we have competitive strengths that will enable us to continue to find attractive investment opportunities, both domestically and internationally, despite active competition levels. We currently believe that several factors may also provide us with investment opportunities, including the advisor’s presence in the private equity industry, which may provide sale-leaseback opportunities as a source of financing (notwithstanding the issues that could affect this market, as discussed above), a continued desire of corporations to divest themselves of real estate holdings both in the U.S. and internationally, increasing opportunities for sale-leaseback transactions in the international market, which we currently expect to comprise a significant portion of our investment opportunities, and the difficult credit markets, which may cause companies to look for alternative methods of raising capital, such as sale-leasebacks.
CPI
Despite slow economic growth rates in recent periods, inflation rates in the U.S. and the Euro zone have continued to rise. Increases in inflation are sometimes associated with rising long-term interest rates, which may have a negative impact on the value of the real estate assets we acquire. To mitigate this risk, we expect that our leases will generally have rent increases based on formulas indexed to increases in the Consumer Price Index (“CPI”) or other similar indices for the jurisdiction in which the property is located. To the extent that the CPI increases, additional rental income streams may be generated for these leases and thereby mitigate the impact of inflation.
CPA®:17 – Global 6/30/2008 10-Q — 15

Results of Operations
We are a newly formed company and have a limited operating history. The results of operations presented below for the three and six months ended June 30, 2008 and the period from inception (February 20, 2007) to June 30, 2007 are not expected to be representative of future results because we anticipate that our asset base will increase substantially as we continue to raise capital and invest the proceeds of our initial public offering. As our asset base increases, revenues and general and administrative and property expenses as well as depreciation is expected to increase. Interest expense is expected to increase as we obtain mortgage financing for our investments.
We are dependent upon proceeds received from the offering to conduct our proposed activities. The capital required to make investments will be obtained from the offering and from any mortgage indebtedness that we may incur in connection with our investment activity.
Revenues
Revenues for both the three and six months ended June 30, 2008 consisted of interest income of $310 earned from several CMBS investments that we entered into during the second quarter of 2008, as well as rental income of $12 from a real estate investment that we entered into in June 2008.
Our net leases generally have rent increases based on formulas indexed to increases in the CPI or other similar indices for the jurisdiction in which the property is located, sales overrides, or other periodic increases, which are designed to increase lease revenues in the future.
General and Administrative Expense
For the three and six months ended June 30, 2008, general and administrative expense totaled $604 and $910, respectively, primarily consisting of professional fees and business development expenses. Professional fees totaled $364 and $612, respectively, and were attributable to legal and accounting fees and investor-related costs incurred in the ordinary course of our business. Business development costs were $211 and $250 for the three and six months ended June 30, 2008, respectively, primarily reflecting costs incurred in connection with potential investments that ultimately were not consummated. We expect that we may continue to incur significant costs in connection with unconsummated investments, particularly in the current uncertain economic environment.
General and administrative expense was $40 for the period from inception (February 20, 2007) to June 30, 2007, representing costs incurred in connection with our organization.
Property Expenses
For both the three and six months ended June 30, 2008, property expenses were $61, primarily consisting of asset management fees payable to the advisor in connection with our recent investment activity.
Other Interest Income
For the three and six months ended June 30, 2008, we earned interest income of $471 and $618, respectively, on funds raised in our initial public offering.
Income from Equity Investments in Real Estate
For both the three and six months ended June 30, 2008, we earned income of $52 from our investment in a venture that leases certain domestic properties. As described in Fund Highlights above, in May 2008 we increased our interest in this investment to 50% from 0.01%.
Net Income (Loss)
For the three months ended June 30, 2008, we earned net income of $165, primarily due to interest income earned on funds raised in our initial public offering and revenues earned from the investments we entered into during the second quarter of 2008. This income was partially offset by professional fees and business development costs incurred in the normal course of business.
For the six months ended June 30, 2008, we earned net income of $6, primarily due to interest income and revenues earned from new investments, which were partially offset by professional fees and business development expenses. The net loss of $40 for the
CPA®:17 – Global 6/30/2008 10-Q — 16

period from inception (February 20, 2007) to June 30, 2007 resulted from costs incurred with our organization.
Financial Condition
We expect to continue to raise capital from the sale of our common stock in our public offering and to invest such proceeds in a diversified portfolio of income-producing commercial properties and other real estate related assets. After raising capital through our public offering, we expect our primary source of operating cash flow to be generated from cash flow from our net leases and other real estate related assets. Cash and cash equivalents totaled $110,538 as of June 30, 2008, primarily as a result of proceeds raised in our initial public offering.
Operating Activities — For the six months ended June 30, 2008, we used cash raised in our initial public offering to fund our limited operating activities to date. We anticipate that we will generate positive cash flow from operations in the future as we continue to invest the proceeds of our initial public offering (see Cash Resources below).
Investing Activities — During the six months ended June 30, 2008, we used $25,635 to enter into a domestic investment and to increase our interest in that venture to 50% (see Fund Highlights above). We also used $19,965 to invest in several CMBS pools.
Financing Activities — Our financing activities for the six months ended June 30, 2008 primarily consisted of the receipt of net proceeds of our initial public offering totaling $155,978. Distributions paid to shareholders during the six months ended June 30, 2008 totaled $408 and were sourced substantially from offering proceeds. In determining our distribution policy during the periods we are raising funds and investing capital, we place primary emphasis on projections of cash flow from operations, together with equity distributions in excess of equity income in real estate, from our investments, rather than on historical results of operations (though these and other factors may be a part of our consideration). In setting a distribution rate, we thus focus primarily on expected returns from those investments we have already made, as well as our anticipated rate of future investment, to assess the sustainability of a particular distribution rate over time. Because of significant initial costs incurred during fund-raising and commencement of operations, distributions during the initial periods of our operations may exceed cash flow from operations plus equity distributions in excess of equity income in real estate, and may therefore be paid in whole or in part out of equity raised in the offering. However, we expect that as the proceeds of our offering are invested, an increasing proportion of our distributions will come from cash flow from operations plus equity distributions in excess of equity income in real estate.
In addition to paying distributions to shareholders, we also obtained non-recourse mortgage financing of $1,950 in connection with a domestic investment we entered into in June 2008 and used $383 to make deposits with lenders in connection with potential mortgage financing we may obtain on future investments.
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
We have elected to be treated as a REIT for federal income tax purposes beginning with our taxable year ended December 31, 2007. As a REIT, we are not be subject to federal income taxes on amounts distributed to shareholders provided we meet certain conditions including distributing at least 90% of our REIT taxable income to shareholders.
Our objectives are to generate sufficient cash flow over time to provide shareholders with increasing distributions and to seek investments with potential for capital appreciation throughout varying economic cycles. During the initial phase of our operations, we expect to fund a significant portion of our distributions from the proceeds of the offering.
Cash Resources
As of June 30, 2008, our cash resources consisted of cash and cash equivalents of $110,538. As described above, as of August 5, 2008, we have raised over $200,000 from our public offering. We expect fundraising efforts to continue until the earlier of November 2009, which is two years after the effective date of the offering, or when all shares have been sold.
During the next twelve months, we expect that cash flows will benefit from investments completed during the six months ended June 30, 2008, which include several CMBS investments, the purchase of an additional interest in an existing joint venture and a domestic real estate investment. We expect that these investments will generate initial annual cash flows from operating activities (interest income from CMBS and lease revenues less property-level debt service) and distributions from equity investments in real estate of approximately $2,150 and $1,800, respectively.
Cash Requirements
During the next twelve months, cash requirements will include paying distributions to shareholders, reimbursing the advisor for costs incurred on our behalf and normal recurring operating expenses, such as fees to the advisor for services performed and rent. In addition, as of June 30, 2008, amounts due to the advisor in connection with the offering of our securities totaled $1,678. We expect to use funds raised from our public offering to invest in new properties.
CPA®:17 – Global 6/30/2008 10-Q — 17

Off-Balance Sheet Arrangements and Contractual Obligations

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 years
Non-recourse debt — principal	$1,950	$44	$106	$121	$1,679
Deferred acquisition fees	631	210	421	—	—
Interest on borrowings and deferred acquisition fees	1,501	132	280	233	856
Due to the advisor (a)	1,678	1,678	—	—	—

	$5,760	$2,064	$807	$354	$2,535

(a)	Represents costs payable to the advisor and its subsidiaries in connection with the offering of our securities, consisting of organization and offering costs totaling $1,378 and commissions payable in connection with our fundraising activity totaling $300.
We are a party to an office cost-sharing agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities. Amounts under the cost-sharing agreement are allocated among the entities based on gross revenues and are adjusted quarterly. No amounts were allocated to us during the six months ended June 30, 2008 because we had limited revenues; however, we expect that such costs will be allocated to us in the future.
We and an affiliate each have 50% interests in an unconsolidated joint venture that owns certain domestic properties. At June 30, 2008, the venture had total assets of $86,565 and total third party debt of $39,266. The debt matures in February 2018.
Subsequent Events
In July 2008, a venture in which we and an affiliate hold 70% and 30% interests, respectively, entered into an investment in Germany at a total cost of approximately $69,400, including a commitment to construct an expansion for a total cost of approximately $11,100. In connection with this investment, the venture obtained non-recourse mortgage financing of approximately $36,100, with a fixed annual interest rate and term of 6.5% and 7 years, respectively. The venture also obtained a commitment for additional financing of approximately $7,800 for the purpose of constructing the expansion. All amounts are inclusive of minority interest and based upon the exchange rate of the Euro at the date of acquisition.
In addition, in July and August 2008, we entered into two domestic investments at a total cost of approximately $57,300. In connection with these investments, we obtained non-recourse mortgage financing totaling approximately $33,000, having a weighted average fixed annual interest rate and term of 7.2% and 15 years, respectively.
Item 3. — Quantitative and Qualitative Disclosures About Market Risk
Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates and equity prices. We may also be exposed to market risk as a result of concentrations in tenant industries. We currently have limited exposure to market risks, including changes in interest rates and foreign currency exchange risk.
We do not generally use derivative financial instruments to manage foreign currency exchange risk exposure and do not use derivative instruments to hedge credit/market risks or for speculative purposes.
Interest Rate Risk
The value of our real estate, related fixed rate debt obligations and CMBS investments are subject to fluctuations based on changes in interest rates. The value of our real estate is also subject to fluctuations based on local and regional economic conditions and changes in the creditworthiness of lessees, all of which may affect our ability to refinance property-level mortgage debt when balloon payments are scheduled.
Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions, and other factors beyond our control. An increase in interest rates would likely cause the value of our owned assets to decrease. Increases in interest rates may also have an impact on the credit profile of certain tenants.
At June 30, 2008, we had one non-recourse mortgage payable, which bore interest at an annual fixed rate of 6.7%. The fair value of this debt is affected by changes in market interest rates. The principal cash outflows of this mortgage debt based upon its expected
CPA®:17 – Global 6/30/2008 10-Q — 18

maturity date are as follows at June 30, 2008: $20 for the remainder of 2008; $50 for 2009; $53 for 2010; $57 for 2011; $60 for 2012 and $1,710 thereafter. The debt has a fair value of $1,950 at June 30, 2008.
We own commercial mortgage-backed securities, or CMBS, that are fully collateralized by a portfolio of commercial mortgages or mortgage-related securities to the extent consistent with the requirements for qualification as a REIT. Mortgage-backed securities are instruments that directly or indirectly represent a participation in, or are secured by and payable from, one or more mortgage loans secured by real estate. In most cases, mortgage-backed securities distribute principal and interest payments on the mortgages to investors. Interest rates on these instruments can be fixed or variable. Some classes of mortgage-backed securities may be entitled to receive mortgage prepayments before other classes do. Therefore, the prepayment risk for a particular instrument may be different than for other mortgage-related securities. The value of our CMBS investments is also subject to fluctuation based on changes in interest rates, economic conditions and the creditworthiness of lessees at the mortgaged properties. At June 30, 2008, the fair value of our CMBS investments was $17,764.
Although we have not experienced any credit losses on our CMBS investments, in the event of a significant rising interest rate environment and/or economic downturn, loan defaults could occur and result in our recognition of credit losses, which could adversely affect our liquidity and operating results. Further, such defaults could have an adverse effect on the spreads between interest earning assets and interest bearing liabilities.
Foreign Currency Exchange Rate Risk
We have exposure to the effects of exchange rate movements of the Euro through cash and cash equivalents held in European accounts. In addition, in July 2008, we entered into an investment in Germany (see Subsequent Events above). As a result, we are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. Although all of our foreign investments to date were conducted in the Euro, we are likely to conduct business in other currencies as we seek to invest funds from our offering internationally. For all currencies we expect that we will be a net receiver of the foreign currency (we receive more cash than we pay out) and therefore our foreign operations will benefit from a weaker U.S. dollar and will be adversely affected by a stronger U.S. dollar relative to the foreign currency.
To date, we have not entered into any foreign currency forward exchange contracts to hedge the effects of adverse fluctuations in foreign currency exchange rates. We expect that we will obtain non-recourse mortgage financing at fixed rates of interest in the local currency. To the extent that currency fluctuations increase or decrease rental revenues as translated to dollars, the change in debt service, as translated to dollars, will partially offset the effect of fluctuations in revenue, and, to some extent, mitigate the risk from changes in foreign currency rates.
Item 4T. — Controls and Procedures
Disclosure Controls and Procedures
Our disclosure controls and procedures include our controls and other procedures designed to provide reasonable assurance that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the required time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our chief executive officer and acting chief financial officer, to allow timely decisions regarding required disclosures.
Our chief executive officer and acting chief financial officer have conducted a review of our disclosure controls and procedures as of June 30, 2008. Based upon this review, our chief executive officer and acting chief financial officer have concluded that our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) were effective as of June 30, 2008 at a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
CPA®:17 – Global 6/30/2008 10-Q — 19

PART II
(in thousands, except share and per share amounts)
Item 1A. — Risk Factors
Investing in our common stock is subject to a number of risks and uncertainties. We have updated the following risk factors to reflect changes during the second quarter of fiscal 2008 we believe to be material to the risk factors set forth in our Form 10-K for the year ended December 31, 2007. The risks and uncertainties described below are not the only ones that we face and are more fully described in our Form 10-K and in other reports we file with the SEC. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial also may negatively impact our business.
Deterioration in the credit markets could adversely affect our ability to finance or refinance investments and the ability of our tenants to meet their obligations, which could affect our ability to meet our financial objectives.
In recent periods, loans backed by real estate have become increasingly difficult to obtain, and where obtainable, rates have increased and terms have become more onerous, as compared with recent prior years. This has largely been the result of a series of events affecting the credit markets, which have included serious deterioration in the value of collateralized debt obligations (“CDO’s”), initially those tied to subprime residential mortgage loans but more recently extending to other types of real estate collateral, as well as the significant losses incurred by many financial institutions and continuing uncertainty surrounding the values of synthetic financial instruments and economic conditions generally.
This reduction in available financing currently affects, and if it continues may have a more long term effect on, our ability to achieve our financial objectives. Among other things, we may be unable to finance future acquisitions, which could cause potential acquisitions to fail to meet our investment criteria or, even if we determine that such criteria are met, reduce our returns until such time, if ever, as we are able to obtain financing for such investments. Even where we are able to obtain financing, higher costs of borrowing may negatively affect our profitability and cash flow. In addition, failure to obtain financing, or obtaining financing at reduced leverage ratios, will adversely affect our ability to achieve diversification in our overall portfolio, as the number of different investments we can make with our capital will be reduced.
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
We were incorporated in February 2007 and have a limited operating history; therefore there is no assurance that we will be able to achieve our investment objectives.
We were incorporated in February 2007 and have a limited operating history and a limited number of assets. We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objectives as described in this prospectus and that the value of your investment could decline substantially. Our financial condition and results of operations will depend on many factors including the availability of opportunities for the acquisition of assets, readily accessible short and long-term financing, conditions in the financial markets, economic conditions generally, and the performance of our advisor. There can be no assurance that we will be able to generate sufficient cash flow over time to pay our operating expenses and make distributions to shareholders.
A delay in investing funds may adversely affect or cause a delay in our ability to deliver expected returns to investors and may adversely affect our performance.
We have not yet identified most of the assets to be purchased with the proceeds of this offering and our distribution reinvestment plan; therefore, there could be a substantial delay between the time you invest in shares and the time substantially all the proceeds are invested by us. Delays in investing our capital could also arise from the fact that our advisor is simultaneously seeking to locate suitable investments for the other operating CPA® REITs managed by our advisor and its affiliates. We currently expect that, if the entire offering is subscribed for, it may take up to two years after commencement of the offering or one year after the termination of this offering, if later, until our capital is substantially invested. Pending investment, the balance of the proceeds of this offering will be invested in permitted temporary investments, which include short term U.S. government securities, bank certificates of deposit and other short-term liquid investments. The rate of return on those investments, which affects the amount of cash available to make distributions to shareholders, has fluctuated in recent years and most likely will be less than the return obtainable from real property or other investments. Therefore, delays in our ability to invest the proceeds of this offering could adversely affect our ability to pay distributions to our shareholders and adversely affect your total return. If we fail to timely invest the net proceeds of this offering or to invest in quality assets, our ability to achieve our investment objectives could be materially adversely affected. In addition, because we
CPA®:17 – Global 6/30/2008 10-Q — 20

have not identified most of the assets to be purchased with the net proceeds of this offering, uncertainty and risk are increased to you as you will be unable to evaluate the manner in which the net proceeds are to be invested or the economic merits of a particular asset prior to the investment.
The lack of a public market for our shares combined with the limit on the number of our shares a person may own may discourage a takeover and make it difficult for shareholders to sell shares quickly.
There is no current public market for our shares, and we do not expect there will ever be one. Our charter also prohibits the ownership by one person of more than 9.8% in value of our stock or more than 9.8% in value or number, whichever is greater, of our common stock, unless exempted by our board of directors, to assist us in meeting the REIT qualification rules, among other things. This limit on the number of our shares a person may own may discourage a change of control of us and may inhibit individuals or large investors from desiring to purchase your shares by making a tender offer for your shares through offers financially attractive to you. Moreover, you should not rely on our redemption plan as a method to sell shares promptly because our redemption plan includes numerous restrictions that limit your ability to sell your shares to us, and our board of directors may amend, suspend or terminate our redemption plan. In particular, the redemption plan provides that we may redeem shares only if we have sufficient funds available for redemption and to the extent the number of shares for which redemption is requested does not exceed five percent of the total number of our shares outstanding on a rolling 12-month period, measured from the beginning of the redemption period. Therefore, it will be difficult for you to sell your shares promptly or at all. In addition, the price received for any shares sold prior to a liquidity event is likely to be less than the proportionate value of the real estate we own. Investor suitability standards imposed by certain states may also make it more difficult to sell your shares to someone in those states. The shares should be purchased as a long-term investment only.
If our distributions exceed our available cash from operations, we will fund distributions from other sources, which could reduce the funds we have available for investments and your overall return.
The amount of any distributions we may make is uncertain. It is possible that we could make distributions in excess of our earnings and profits and, accordingly, that such distributions could constitute a return of capital for U.S. federal income tax purposes. It is also possible that we will make distributions in excess of our income as calculated in accordance with generally accepted accounting principles, as adjusted for non-cash expenses such as depreciation and amortization. We expect to fund distributions principally from available cash from operations, however, during periods before we have substantially invested the net proceeds from this offering, if our properties are not generating sufficient cash flow or our other expenses require it, we may need to sell properties or other assets, incur indebtedness or use offering proceeds if necessary to satisfy the REIT requirement that we distribute at least 90% of our net taxable income, excluding net capital gains, and to avoid the payment of income and excise taxes. If we fund distributions from financings, then such financings will need to be repaid and if we fund distributions from offering proceeds, then we will have fewer funds available for the acquisition of properties, which may affect our ability to generate future cash flows from operations and, therefore, reduce your overall return. These risks will be greater for persons who acquire our shares relatively early in this offering, before a significant portion of the offering proceeds have been invested.
The past performance of programs sponsored by or affiliated with WPC is not an indicator of our future performance.
You should not rely upon the past performance of other CPA® programs managed by the advisor as an indicator of our future performance. This is particularly true since we may make investments other than in net leased properties of the type that were the focus of prior CPA® programs. We cannot guarantee that we will be able to find suitable investments. Our failure to timely invest the proceeds of this offering, or to invest in quality assets, could diminish returns to investors and our ability to pay distributions to our shareholders.
Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds
As of the date of this Form 10-Q, WPC owns 22,222 shares of our common stock which were issued to WPC in consideration for $200 upon WPC’s admission as our initial shareholder in February 2007. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(2) of the Securities Act of 1933, the shares issued were deemed to be exempt from registration. In acquiring our shares, WPC represented that such interests were being acquired by it for the purposes of investment and not with a view to the distribution thereof.
CPA®:17 – Global 6/30/2008 10-Q — 21

We intend to use the net proceeds of our offering to invest in a diversified portfolio of income-producing commercial properties and other real estate related assets. The use of proceeds from our offering of common stock, which commenced in December 2007 pursuant to a registration statement (No. 333-140842) that was declared effective in November 2007, is as follows at June 30, 2008:

Shares registered	200,000,000
Aggregate price of offering amount registered	$2,000,000
Shares sold (a)	17,411,636
Aggregated offering price of amount sold	$173,946
Direct or indirect payments to directors, officers, general partners of the issuer or their associates; to persons owning ten percent or more of any class of equity securities of the issuer; and to affiliates of the issuer; or	(17,565)
Direct or indirect payments to others	(2,488)

Net offering proceeds to the issuer after deducting expenses	153,893
Purchases of real estate, equity investments in real estate and real estate related assets	(44,281)

Temporary investments in cash and cash equivalents	$109,612

(a)	Excludes shares issued to affiliates, including our advisor, and excludes shares issued pursuant to our distribution reinvestment and stock purchase plan.
Item 4. — Submission of Matters to a Vote of Security Holders
An annual shareholders’ meeting was held on June 12, 2008, at which time a vote was taken to elect our directors through the solicitation of proxies. The following directors were elected to serve until the next annual meeting of shareholders:

Name of Director	Shares Voting For	Shares Withheld
Wm. Polk Carey	4,589,969	170,688
Gordon F. DuGan	4,584,956	175,701
Marshall E. Blume	4,586,969	173,688
Elizabeth P. Munson	4,584,469	176,188
Richard J. Pinola	4,584,969	175,688
James D. Price	4,586,709	173,948
Item 6. — Exhibits

Exhibit No.	Description	Method of Filing
10.1	Form of Amended Selected Dealer Agreement by and between Carey Financial, LLC and the selected dealers named therein from time to time	Incorporated by reference to Exhibit 10.1 to the registrant’s Registration Statement on Form S-11 (File No. 333-140842) filed on August 1, 2008

10.2	Amendment No. 1 to Advisory Agreement dated as of July 1, 2008 between Corporate Property Associates 17 – Global Incorporated and Carey Asset Management Corp.	Incorporated by reference to Exhibit 10.6 to the registrant’s Registration Statement on Form S-11 (File No. 333-140842) filed on August 1, 2008

10.3	Form of Selected Investment Advisor Agreement by and among Corporate Property Associates 17 – Global Incorporated, Carey Financial, LLC and the selected investment advisor therein	Incorporated by reference to Exhibit 10.8 to the registrant’s Registration Statement on Form S-11 (File No. 333-140842) filed on August 1, 2008

10.4	Asset Management Agreement dated as of July 1, 2008 between Corporate Property Associates 17 – Global Incorporated and W. P. Carey & Co. B.V.	Incorporated by reference to Exhibit 10.9 to the registrant’s Registration Statement on Form S-11 (File No. 333-140842) filed on August 1, 2008
CPA®:17 – Global 6/30/2008 10-Q — 22

Exhibit No.	Description	Method of Filing
10.5	Lease Agreement by and between BPLAST Landlord (DE) LLC, as Landlord, and Berry Plastics Corporation, Berry Plastics Holding Corporation and Berry Plastics Acquisition Corporation VII, as Tenant, dated December 19, 2007	Incorporated by reference to Exhibit 10.10 to the registrant’s Registration Statement on Form S-11 (File No. 333-140842) filed on August 1, 2008

10.6	Credit Agreement between BPLAST Landlord (DE) LLC as Borrower, and JP Morgan Chase Bank, N.A. as Lender, dated January 17, 2008	Incorporated by reference to Exhibit 10.11 to the registrant’s Registration Statement on Form S-11 (File No. 333-140842) filed on August 1, 2008

10.7	Lease Agreement by and between Tech Landlord (GER) QRS 16-145, Inc., as Landlord, and Actebis Peacock GmbH, as Tenant, dated April 18, 2008	Incorporated by reference to Exhibit 10.12 to the registrant’s Registration Statement on Form S-11 (File No. 333-140842) filed on August 1, 2008

10.8	Loan Agreement by and between Tech Landlord (GER) LLC, as Borrower, and Westdeutsche Immobilienbank AG, as Lender, dated July 2008	Incorporated by reference to Exhibit 10.13 to the registrant’s Registration Statement on Form S-11 (File No. 333-140842) filed on August 1, 2008

10.9	Form of Indemnification Agreement with independent directors	Incorporated by reference to Exhibit 10.14 to the registrant’s Registration Statement on Form S-11 (File No. 333-140842) filed on August 1, 2008

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
CPA®:17 – Global 6/30/2008 10-Q — 23

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corporate Property Associates 17 – Global Incorporated
Date 8/14/2008	By:	/s/ Mark J. DeCesaris
Mark J. DeCesaris
Managing Director and acting Chief Financial Officer (acting Principal Financial Officer)

Date 8/14/2008	By:	/s/ Thomas J. Ridings
Thomas J. Ridings
Executive Director and Chief Accounting Officer (Principal Accounting Officer)

CPA®:17 – Global 6/30/2008 10-Q — 24