Form 10-Q
period 2008-09-30
Corporate Property Associates 17 - Global INC
filed 2008-11-14
CIK 1390213

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-52891

CORPORATE PROPERTY ASSOCIATES 17 — GLOBAL INCORPORATED
(Exact name of registrant as specified in its charter)

Maryland (State of incorporation)	20-8429087 (I.R.S. Employer Identification No.)

50 Rockefeller Plaza New York, New York	10020 (Zip code)
(Address of principal executive office)

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

Registrant has 31,064,331 shares of common stock, $.001 par value outstanding at November 10, 2008.

INDEX

			Page No.

PART I — FINANCIAL INFORMATION
Item 1.	—	Financial Statements*
		Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007	3
		Consolidated Statements of Operations for the three and nine months ended September 30, 2008 and the period from inception (February 20, 2007) through September 30, 2007	4
		Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2008 and the period from inception (February 20, 2007) through September 30, 2007	5
		Consolidated Statement of Shareholders’ Equity for the nine months ended September 30, 2008	6
		Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and the period from inception (February 20, 2007) through September 30, 2007	7
		Notes to Consolidated Financial Statements	8
Item 2.	—	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	—	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4T.	—	Controls and Procedures	27

PART II — OTHER INFORMATION
Item 1A.	—	Risk Factors	28
Item 2.	—	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 6.	—	Exhibits	29
SIGNATURES			30
EX-10.1: LEASE AGREEMENT
EX-10.2: LEASE AGREEMENT
EX-10.3: FACILITIES AGREEMENT
EX-10.4: AMENDMENT AGREEMENT
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32: CERTIFICATION

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

CPA®:17 – Global 9/30/2008 10-Q — 2

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED

PART I

ITEM 1. — FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	September 30,	December 31,
	2008	2007
		(NOTE)

ASSETS
Real estate, net	$175,138	$—
Net investment in direct financing leases	46,229	—
Equity investment in real estate	23,851	8
Cash and cash equivalents	125,825	183
Commercial mortgage-backed securities	20,158	—
Intangible assets, net	11,680	—
Deferred offering costs and other assets	5,561	2,753

Total assets	$408,442	$2,944

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Non-recourse debt	$135,619	$—
Accounts payable, accrued expenses and other liabilities	3,192	82
Prepaid and deferred rental income	2,591	—
Due to affiliates	5,913	2,768
Distributions payable	3,140	—

Total liabilities	150,455	2,850

Minority interest in consolidated entities	15,582	—

Commitments and contingencies (Note 11)
Shareholders’ Equity:
Preferred stock, $0.001 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; 27,737,294 and 22,222 shares issued and outstanding, respectively	28	—
Additional paid-in capital	248,809	200
Distributions in excess of accumulated earnings	(4,688)	(106)
Accumulated other comprehensive loss	(1,744)	—

Total shareholders’ equity	242,405	94

Total liabilities and shareholders’ equity	$408,442	$2,944

Note: The consolidated balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date.

The accompanying notes are an integral part of these consolidated financial statements.

CPA®:17 – Global 9/30/2008 10-Q — 3

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share amounts)

			Period from Inception
			(February 20, 2007)
	Three Months Ended	Nine Months Ended	through
	September 30, 2008	September 30, 2008	September 30, 2007

Revenues
Rental income	$2,307	$2,319	$—
Interest income from direct financing leases	608	608	—
Interest income from commercial mortgage-backed securities	675	985	—

	3,590	3,912	—

Expenses
Depreciation and amortization	(727)	(733)	—
General and administrative	(585)	(1,495)	(40)
Property expenses	(280)	(341)	—

	(1,592)	(2,569)	(40)

Other Income and Expenses
Other interest income	426	1,044	—
Income from equity investment in real estate	142	194	—
Minority interest in income	(111)	(111)	—
Loss on foreign currency transactions and derivative instrument	(443)	(443)	—
Interest expense	(1,322)	(1,331)	—

	(1,308)	(647)	—

Income (loss) before income taxes	690	696	(40)
Provision for income taxes	(83)	(83)	—

Net Income (Loss)	$607	$613	$(40)

Earnings (Loss) Per Share	$0.03	$0.05	$(1.81)

Weighted Average Shares Outstanding	22,590,990	12,545,395	22,222

Distributions Declared Per Share	$0.1390	$0.4140	N/A

CPA®:17 – Global 9/30/2008 10-Q — 4

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

			Period from Inception
			(February 20, 2007)
	Three Months Ended	Nine Months Ended	through
	September 30, 2008	September 30, 2008	September 30, 2007

Net Income (Loss)	$607	$613	$(40)
Other Comprehensive Loss
Foreign currency translation adjustment	(1,748)	(1,744)	—

Comprehensive Loss	$(1,141)	$(1,131)	$(40)

The accompanying notes are an integral part of these consolidated financial statements.

CPA®:17 – Global 9/30/2008 10-Q — 5

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
For the nine months ended September 30, 2008
(in thousands, except share amounts)

				Distributions	Accumulated
				in Excess of	Other
		Common	Additional	Accumulated	Comprehensive
	Shares	Stock	Paid-In Capital	Earnings	Loss	Total

Balance at December 31, 2007	22,222	$—	$200	$(106)	$—	$94
Shares issued, net of offering costs	27,693,496	28	248,393	—	—	248,421
Shares issued to the advisor	21,576	—	216	—	—	216
Distributions declared		—	—	(5,195)	—	(5,195)
Net income		—	—	613	—	613
Other comprehensive loss		—	—	—	(1,744)	(1,744)

Balance at September 30, 2008	27,737,294	$28	$248,809	$(4,688)	$(1,744)	$242,405

The accompanying notes are an integral part of these consolidated financial statements.

CPA®:17 – Global 9/30/2008 10-Q — 6

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

		Period from Inception
		(February 20, 2007)
	Nine Months Ended	through
	September 30, 2008	September 30, 2007

Cash Flows — Operating Activities
Net income (loss)	$613	$(40)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization, including intangible assets	733	—
Straight-line rent adjustments and amortization of rent-related intangibles	(66)	—
Income from equity investment in real estate	(194)	—
Minority interest in income	111	—
Issuance of shares to affiliate in satisfaction of fees due	216	—
Amortization of discount on commercial mortgage-backed securities	(201)	—
Realized loss on foreign currency transactions	257	—
Unrealized loss on derivative instrument	186	—
Increase in accounts receivable and prepaid expenses	(279)	—
Increase in funds in escrow	(286)	—
Increase in prepaid rental income	1,990	—
Increase in accounts payable and accrued expenses	1,549	40
Decrease in due to affiliates(a)	(2,679)	—

Net cash provided by operating activities	1,950	—

Cash Flows — Investing Activities
Acquisitions of real estate(b)	(235,362)	—
Contributions to equity investments in real estate(b)	(23,074)	—
Purchase of marketable securities	(19,965)	—

Net cash used in investing activities	(278,401)	—

Cash Flows — Financing Activities
Distributions paid	(2,055)	—
Contributions from minority interest partners	16,204	—
Proceeds from mortgages	139,685	—
Scheduled payments of mortgage principal	(59)	—
Proceeds from issuance of shares, net of offering costs	248,676	200

Net cash provided by financing activities	402,451	200

Change in Cash and Cash Equivalents During the Period
Effect of exchange rate changes on cash	(358)	—

Net increase in cash and cash equivalents	125,642	200
Cash and cash equivalents, beginning of period	183	—

Cash and cash equivalents, end of period	$125,825	$200

Noncash investing and financing activities:

(a)	Increase in due to affiliates for the nine months ended September 30, 2008 excludes increase in deferred offering costs of $1,787, consisting of $1,532 payable to an affiliate for offering costs and $255 payable to an affiliate for commissions incurred in connection with fundraising.

(b)	The cost basis of real estate investments acquired during the nine months ended September 30, 2008 also includes deferred acquisition fees payable of $4,624.

The accompanying notes are an integral part of these consolidated financial statements.

CPA®:17 – Global 9/30/2008 10-Q — 7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share amounts)

Note 1.	Organization and Offering

Organization

Corporate Property Associates 17 — Global Incorporated, a Maryland corporation, was formed in 2007 for the purpose of investing in a diversified portfolio of income-producing commercial properties and other real estate related assets, both domestically and outside the United States. We have elected to be treated as a real estate investment trust (“REIT”) beginning with our taxable year ended December 31, 2007, and intend to conduct substantially all of our investment activities and own all of our assets through CPA:17 Limited Partnership, our operating partnership. We are a general partner and a limited partner and anticipate that we will own a 99.985% capital interest in the operating partnership. W. P. Carey Holdings, LLC (“Carey Holdings”), a subsidiary of W. P. Carey & Co. LLC (“WPC”), holds a special general partner interest in the operating partnership. As of September 30, 2008, our real estate portfolio consisted of our full or partial ownership interest in 14 fully occupied properties leased to seven tenants, totaling approximately 2.8 million square feet (on a pro rata basis).

We are externally managed by WPC through its wholly-owned subsidiaries (collectively, the “advisor”). The advisor also currently manages three other affiliated Corporate Property Associates REITs.

On February 20, 2007, WPC purchased 22,222 shares of our common stock for $200 and was admitted as our initial shareholder. WPC purchased its shares at $9.00 per share, net of commissions and fees, which would have otherwise been payable to Carey Financial, LLC (“Carey Financial”), our sales agent and a subsidiary of WPC. In addition, in July 2008, Carey Holdings made a capital contribution to us of $300.

Public Offering

In November 2007, our registration statement on Form S-11 (File No. 333-140842), covering an initial public offering of up to 200,000,000 shares of common stock at $10.00 per share, was declared effective under the Securities Act of 1933, as amended. The registration statement also covers the offering of up to 50,000,000 shares of common stock at $9.50 pursuant to our distribution reinvestment and stock purchase plan. Our initial public offering is being offered on a “best efforts” basis by Carey Financial and selected other dealers. We commenced our initial public offering in late December 2007. Through November 10, 2008, we have raised more than $300,000. No amounts were raised in 2007.

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

We were formed on February 20, 2007. There were no results of operations for the three months ended September 30, 2007 and, therefore, no results are provided for the three months ended September 30, 2007.

CPA®:17 – Global 9/30/2008 10-Q — 8

Notes to Consolidated Financial Statements

Basis of Consolidation

The consolidated financial statements include all of our accounts and our majority-owned and/or controlled subsidiaries. The portion of these entities that we do not own is presented as minority interest as of and during the periods consolidated. All material inter-entity transactions have been eliminated.

When we obtain an economic interest in an entity, we evaluate the entity to determine if the entity is deemed a variable interest entity (“VIE”) and if we are deemed to be the primary beneficiary, in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”). We consolidate (i) entities that are VIEs and of which we are deemed to be the primary beneficiary and (ii) entities that are non-VIEs that we control. Entities that we account for under the equity method (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions) include (i) entities that are VIEs and of which we are not deemed to be the primary beneficiary and (ii) entities that are non-VIEs that we do not control but over which we have the ability to exercise significant influence. We will reconsider our determination of whether an entity is a VIE and who the primary beneficiary is if certain events occur that are likely to cause a change in the original determinations.

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

Commercial Mortgage Backed Securities

We designate our commercial mortgage-backed securities (“CMBS”) investments pursuant to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”), on the date of acquisition. In accordance with SFAS No. 115, we generally designate our CMBS investments as securities held to maturity. Securities held to maturity are carried at cost, net of unamortized premiums and discounts, which are recognized in interest income using an effective yield or “interest” method.

We account for CMBS (other than those of high credit quality or sufficiently collateralized to ensure that the possibility of credit loss is remote) under Emerging Issues Task Force 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“EITF 99-20”). Accordingly, on a quarterly basis, if significant changes in estimated cash flows from the cash flows previously estimated occur due to actual prepayment and credit loss experience, and the present value of the revised cash flow is less than the present value previously estimated, an other-than-temporary impairment is deemed to have occurred. The security is written down to fair value, with a resulting impairment charge reported as a loss on the consolidated financial statements, and a new cost basis is established. We calculate a revised yield based on the current amortized cost of the investment (including any other-than-temporary impairments recognized to date) and the revised yield is then applied prospectively to recognize interest income.

Fair value of CMBS is based on the types of securities in which we have invested. We have not invested in securities that were rated at below investment grade (generally BBB). We actively monitor the performance of the underlying properties and loans and update our pricing model to reflect changes in projected cash flows. The value of the securities is derived by applying discount rates to such cash flows based on current market yields. The yields employed are obtained from advice from dealers, information obtained in consultation with other investors in similar instruments, and our own experience in the market. Because fair value estimates may vary to some degree, we must make certain judgments and assumptions about the appropriate price to use to calculate fair value for financial reporting purposes. Different judgments and assumptions could result in materially different presentations of value.

CPA®:17 – Global 9/30/2008 10-Q — 9

Notes to Consolidated Financial Statements

We reevaluate these investments on a quarterly basis to determine if there has been an other-than-temporary impairment. The determination of other-than-temporary impairment is a subjective process, and different judgments and assumptions could affect the timing of loss realization. In addition, it is possible that in the future, we may need to recognize an other-than-temporary impairment not withstanding our continued determination that no credit loss has occurred and estimated cash flows remain stable, due to the duration that the estimated fair value remains below book value.

Derivative Instruments

We account for derivative instruments in accordance with FASB No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”). As of September 30, 2008, an embedded credit derivative comprised our sole derivative instrument. In connection with a German investment in August 2008 (Note 7), a venture in which we have a 67% interest, and which we consolidate, obtained a participation right in an interest rate swap obtained by the lender of the non-recourse mortgage financing on the transaction. The participation right is deemed to be an embedded credit derivative. The embedded credit derivative is included in Deferred offering costs and other assets in the consolidated financial statements and changes in the fair value are recognized in earnings in each reporting period.

Foreign Currency Translation

We have investments in Germany for which the functional currency is the Euro. The translation from the Euro to the U.S. dollar is performed for assets and liabilities using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains and losses resulting from such translation are reported as a component of other comprehensive income as part of shareholders’ equity. As of September 30, 2008, the cumulative foreign currency translation adjustment loss was $1,744.

Foreign currency transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. A change in the exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of that transaction. That increase or decrease in the expected functional currency cash flows is a foreign currency transaction gain or loss that generally will be included in determining net income for the period in which the exchange rate changes. Likewise, a transaction gain or loss (measured from the transaction date or the most recent intervening balance sheet date, whichever is later) realized upon settlement of a foreign currency transaction generally will be included in net income for the period in which the transaction is settled. Foreign currency transactions that are (i) designated as, and are effective as, economic hedges of a net investment and (ii) intercompany foreign currency transactions that are of a long-term nature (that is, settlement is not planned or anticipated in the foreseeable future), when the entities to the transactions are consolidated or accounted for by the equity method in our financial statements are not included in determining net income but are accounted for in the same manner as foreign currency translation adjustments and reported as a component of other comprehensive income as part of shareholder’s equity. Investments in international equity investments in real estate may be funded in part through subordinated intercompany debt.

Income Taxes

Beginning with our taxable year ended December 31, 2007, we have elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). In order to maintain our qualification as a REIT, we are required to, among other things, distribute at least 90% of our REIT taxable income to our shareholders and meet certain tests regarding the nature of our income and assets. As a REIT, we are not subject to federal income tax with respect to the portion of our income that meets certain criteria and is distributed annually to shareholders. Accordingly, no provision for federal income taxes is included in the consolidated financial statements with respect to these operations. We believe we have operated, and we intend to continue to operate, in a manner that allows us to continue to meet the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. If we were to fail to meet these requirements, we would be subject to federal income tax.

We conduct business in the various states and municipalities within the United States and in Germany and, as a result, we or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and certain foreign jurisdictions. As a result, we are subject to certain foreign, state and local taxes.

CPA®:17 – Global 9/30/2008 10-Q — 10

Notes to Consolidated Financial Statements

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

At September 30, 2008, an embedded credit derivative asset represented our sole financial asset or liability that is accounted for at fair value on a recurring basis. The fair value of this instrument is determined based on unobservable inputs (Level 3), and had a fair value of $1,363 at the date of acquisition and a fair value of $1,177 as of September 30, 2008. We recognized total losses of $186 in earnings for both the three and nine months ended September 30, 2008, all of which was attributable to the change in unrealized losses relating to this instrument.

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

CPA®:17 – Global 9/30/2008 10-Q — 11

Notes to Consolidated Financial Statements

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

FSP 142-3

In April 2008, the FASB issued Staff Position 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). FSP 142-3 is intended to improve the consistency between the useful life of an intangible asset determined under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other U.S. GAAP. The guidance for determining the useful life of a recognized intangible asset in FSP 142-3 must be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements in FSP 142-3 must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP 142-3 is effective for our 2009 fiscal year. We are currently assessing the potential impact that the adoption of FSP 142-3 will have on our financial position and results of operations.

EITF 03-6-1

In June 2008, the FASB issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 requires that all unvested share-based payment awards that contain non-forfeitable rights to dividends be considered participating securities and therefore shall be included in the computation of earnings per share pursuant to the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common shares and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. The guidance for determining earnings per share under FSP EITF 03-6-1 must be applied retrospectively to all prior periods presented after the effective date. FSP EITF 03-6-1 is effective for our 2009 fiscal year. We are currently assessing the potential impact that the adoption of FSP EITF 03-6-1 will have on our financial position and results of operations.

Note 3.	Agreements and Transactions with Related Parties

Pursuant to an advisory agreement between the advisor and us, the advisor performs certain services for us including the identification, evaluation, negotiation, financing, purchase and disposition of investments, our day-to-day management and the performance of certain administrative duties. The advisory agreement between the advisor and us provides for the advisor to be reimbursed for organization and offering costs incurred in connection with our offering. The advisor will also receive acquisition fees, a portion of which will be payable upon acquisition of investments with the remainder subordinated to a preferred return. The preferred return is a non-compounded cumulative distribution return of 5% per annum (based initially on our invested capital). Acquisition fees payable to the advisor with respect to our long-term net lease investments may be up to an average of 4.5% of the total cost of those investments, with 2.5% typically paid when the transaction is completed and 2% typically paid over three years, once the preferred return criterion has been met. For certain types of non-long term net lease investments, initial acquisition fees may range from 0% to 1.75% of the equity invested plus the related acquisition fees, with no portion of the fee being deferred. In connection with the acquisition of long-term net lease investments, we incurred current acquisition fees of $4,991 and $5,056 during the three and nine months ended September 30, 2008, respectively, and deferred acquisition fees of $3,993 and $4,045 during the three and nine months ended September 30, 2008, respectively. In May 2008, we also assumed deferred acquisition fees payable of $579 as a result of increasing our interest in an existing venture (Note 6). We incurred acquisition fees of $200 in connection

CPA®:17 – Global 9/30/2008 10-Q — 12

Notes to Consolidated Financial Statements

with our CMBS investments during the nine months ended September 30, 2008. No such fees were incurred during the three months ended September 30, 2008 or the period from inception (February 20, 2007) through September 30, 2007. Deferred acquisition fees payable totaled $4,624 at September 30, 2008 and were de minimis at December 31, 2007.

We pay the advisor an annual asset management fee ranging from 0.5% of average market value for long-term net leases and certain other types of real estate investments to 1.75% of average equity value for certain types of securities. The asset management fee is payable in cash or restricted stock at the option of the advisor. If the advisor elects to receive all or a portion of its fees in restricted shares, the number of restricted shares issued is determined by dividing the dollar amount of fees by our most recently published net asset value per share as approved by our board of directors. For 2008, the advisor elected to receive its asset management fees in restricted shares of our common stock. We incurred asset management fees of $270 and $328 for the three and nine months ended September 30, 2008, respectively. No such fees were incurred during the period from inception (February 20, 2007) through September 30, 2007. Carey Holdings made a $300 capital contribution to us in July 2008, which is included in Minority interest in the consolidated financial statements. Carey Holdings will also receive up to 10% of distributions of available cash of the operating partnership, depending on the type of investments we own. No such distributions were made during the three and nine months ended September 30, 2008; however, we expect to make our first distribution to Carey Holdings during the fourth quarter of 2008. The advisor may also receive subordinated disposition fees of up to 3% of the contract sales price of an investment for services provided in connection with the disposition; however, payment of such fees is subordinated to a preferred return. We have not incurred any subordinated disposition fees at September 30, 2008 as we have not disposed of any investments. As of September 30, 2008, the advisor owned 43,798 restricted shares of our common stock.

We are liable for expenses incurred in connection with the offering of our securities. These expenses are deducted from the gross proceeds of the offering. Total organization and offering expenses, including underwriting compensation, will not exceed 15% of the gross proceeds of our offering. Pursuant to a sales agency agreement between Carey Financial and us, Carey Financial receives a selling commission of up to $0.65 per share sold, a selected dealer fee of up to $0.20 per share sold and a wholesaling fee of up to $0.15 per share sold. Carey Financial will re-allow all selling commissions to selected dealers participating in the offering and will re-allow up to the full selected dealer fee to the selected dealers. Pursuant to a selected investment advisor agreement among Carey Financial, a selected investment advisor and us, Carey Financial also receives a wholesaling fee of up to $0.15 per share sold to clients of selected investment advisors. Carey Financial will use any retained portion of the selected dealer fee together with the selected dealer or investment advisor wholesaling fees to cover other underwriting costs incurred in connection with the offering. Total underwriting compensation paid in connection with this offering, including selling commissions, the selected dealer fee, the wholesaling fee and reimbursements made by Carey Financial to selected dealers and investment advisors, cannot exceed the limitations prescribed by the Financial Industry Regulatory Authority (“FINRA”). The limit on underwriting compensation is currently 10% of gross offering proceeds. We may also reimburse Carey Financial up to an additional 0.5% of offering proceeds for bona fide due diligence expenses. We reimburse our advisor or one of its affiliates for other organization and offering expenses (including, but not limited to, filing fees, legal, accounting, printing and escrow costs). Our advisor has agreed to be responsible for the payment of organization and offering expenses (excluding selling commissions, selected dealer fees and wholesaling fees) which exceed 4% of the gross offering proceeds. The total costs paid by our advisor and its affiliates in connection with the organization and offering of our securities were $4,291 through September 30, 2008, of which $3,559 has been reimbursed. Unpaid costs are included in due to affiliates in the consolidated financial statements. During the offering period, we will accrue costs incurred in connection with the raising of capital as deferred offering costs. Upon receipt of offering proceeds and reimbursement to the advisor for costs incurred, we will charge the deferred costs to shareholders’ equity. Such reimbursements will not exceed regulatory cost limitations as described above.

We also reimburse the advisor for various expenses incurred in connection with its provision of services to us. In addition to reimbursement of third-party expenses paid by the advisor on our behalf (including property-specific costs, professional fees, office expenses and business development expenses), we reimburse the advisor for the

CPA®:17 – Global 9/30/2008 10-Q — 13

Notes to Consolidated Financial Statements

allocated costs of personnel and overhead in providing management of our day-to-day operations, including accounting services, shareholder services, corporate management, and property management and operations, except that we do not reimburse the advisor for the cost of personnel to the extent such personnel are used in transactions (acquisitions, dispositions and refinancings) for which the advisor receives a transaction fee. We did not reimburse any such amounts to the advisor during the three and nine months ended September 30, 2008 or during the period from inception (February 20, 2007) to September 30, 2007.

We own interests in entities which range from 50% to 70%, with the remaining interests held by affiliates. We consolidate certain of these entities and account for the remainder under the equity method of accounting (Note 6).

We are a participant in an entity with certain affiliates for the purpose of leasing office space used for the administration of real estate entities. Amounts under the cost-sharing agreement are allocated among the entities based on gross revenues and are adjusted quarterly. No amounts were allocated to us during the three and nine months ended September 30, 2008 or during the period from inception (February 20, 2007) to September 30, 2007 because we had limited or no revenues; however, we expect that such costs will be allocated to us in near term.

Note 4.	Real Estate

Real estate consists of land and buildings leased to others, at cost and accounted for as operating leases. We acquired our first consolidated real estate investments during 2008 (Note 7). Our real estate is summarized as follows:

September 30, 2008

Land	$37,133
Building	138,585
Less: Accumulated depreciation	(580)

$175,138

Scheduled future minimum rents under non-cancelable operating leases, exclusive of renewals and expenses paid by tenants and future CPI-based increases, for each of the next five years and thereafter are approximately as follows:

2008 (remainder)	$4,619
2009	18,494
2010	18,607
2011	1,872
2012	18,841
Thereafter through 2028	279,202

None of our leases have provisions for rent increases based on percentage rents.

Note 5.	Net Investment in Direct Financing Leases

Net investment in direct financing leases is summarized as follows:

September 30, 2008

Minimum lease payments receivable	$21,466
Unguaranteed residual value	46,146

67,612
Less: unearned income	(21,383)

$46,229

CPA®:17 – Global 9/30/2008 10-Q — 14

Notes to Consolidated Financial Statements

Scheduled future minimum rents under non-cancelable direct financing leases, exclusive of renewals and expenses paid by tenants and future CPI-based increases, for each of the next five years and thereafter are approximately as follows:

2008 (remainder)	$360
2009	1,439
2010	1,439
2011	1,439
2012	1,439
Thereafter through 2023	15,350

None of our leases have provisions for rent increases based on percentage rents.

Note 6.	Equity Investment in Real Estate

In December 2007, we acquired an interest in domestic properties net leased through a venture in which we and an affiliate owned .01% and 99.99% interests, respectively. The total cost of this acquisition to the venture was $86,911. In January 2008, the venture obtained non-recourse mortgage financing on the properties of $39,400 at a fixed annual interest rate and term of 6.6% and 10 years, respectively. In May 2008, we exercised a purchase option to acquire an additional 49.99% interest in the venture for $23,653, net of mortgage proceeds and other costs, such that our total interest in the properties is now 50%, with our affiliate owning the remaining 50%. We continue to account for our interest in this investment under the equity method of accounting as, in our capacity as a limited partner, we have no substantive participating rights or ability to dissolve the venture or otherwise remove our venture partner. Our investment in this venture had a carrying value of $23,851 and $8 at September 30, 2008 and December 31, 2007, respectively.

Summarized financial information (for the entire entity, not our proportionate share) of our equity investee is presented below:

	September 30, 2008	December 31, 2007

Assets	$85,851	$87,833
Liabilities	(40,169)	(1,356)

Partners’ equity	$45,682	$86,477

	Three Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2008

Revenue	$1,660	$4,999
Expenses	(1,381)	(4,000)

Net income	$279	$999

Our share of income from our equity investment in real estate	$142	$194

Note 7.	Acquisitions of Real Estate-Related Investments

Amounts below are based upon the exchange rate of the Euro at the date of acquisition where appropriate.

Real Estate Acquired

During the nine months ended September 30, 2008, we entered into six investments, four in the United States and two in Germany, at a total cost of $239,411, inclusive of minority interest of $36,771. In connection with our

CPA®:17 – Global 9/30/2008 10-Q — 15

Notes to Consolidated Financial Statements

investment activity, we obtained non-recourse mortgage financing totaling $139,685, inclusive of minority interest of $20,601, at a weighted average fixed annual interest rate and term of 6.9% and 11 years, respectively.

Real Estate Under Construction

During the nine months ended September 30, 2008, in connection with concurrent investments, we entered into two build-to-suit projects in Germany for a total cost of up to $21,500, based on estimated construction costs, inclusive of minority interest of up to $6,797. In connection with these build-to-suit projects, we obtained commitments from lenders for non-recourse mortgage financing totaling $12,966, inclusive of minority interest of $4,062, at a fixed annual interest rate to be determined at the date of funding and having a weighted average term of seven years. No construction costs had been incurred in connection with these build-to-suit commitments as of September 30, 2008.

Note 8.	Securities Held to Maturity

During the nine months ended September 30, 2008, we acquired investments in five investment grade CMBS pools for an aggregate cost of $19,965, representing a $13,349 discount to their face value, which aggregated $33,314 as of the dates of acquisition. This discount is accreted into interest income on an effective yield, adjusted for actual prepayment activity over the average life of the related securities as a yield adjustment. The CMBS investments bear initial pass-through coupon rates approximating 6.2% and have final expected payout dates ranging from December 2017 to September 2020. We account for these CMBS investments as held-to-maturity securities (Note 2). The following is a summary of our securities held-to-maturity, which consist entirely of CMBS at September 30, 2008:

Description	Face Value	Amortized Cost	Unrealized Loss	Estimated Fair Value

CMBS	$33,314	$20,158	$(8,125)	$12,033

For the three and nine months ended September 30, 2008, we accreted $153 and $201, respectively, into interest income.

The following is a summary of the underlying credit ratings of our CMBS securities at September 30, 2008:

Rating	Amortized Cost

A+	$3,868
A	1,470
A–	10,309
BBB+	1,792
BBB–	2,719

$20,158

Our CMBS investments had an aggregate fair value of $12,033 as of September 30, 2008. We carry these investments at cost, net of unamortized premiums and discounts, which are recognized in interest income using an effective yield or “interest” method. Decreases in fair value deemed to be other-than-temporary would be reported as a loss in the consolidated financial statements. We reevaluate these investments on a quarterly basis to determine if there has been an other-than-temporary impairment. As of September 30, 2008, our CMBS investments were in an unrealized loss position, as our carrying value exceeded the investments’ market value. However, based on our assessment of expected cash flows, which is supplemented by third-party research reports, internal review of the underlying assets securing the investments and the rating of the security, as well as our intent and ability to hold our CMBS investments to maturity, we expect to fully recover the carrying value of these investments and have concluded that these investments are not other-than-temporarily impaired as of September 30, 2008.

CPA®:17 – Global 9/30/2008 10-Q — 16

Notes to Consolidated Financial Statements

Note 9.	Intangibles

In connection with our acquisition of properties, we have recorded net lease intangibles of $11,176, which are being amortized over periods ranging from 16 years to 31 years. We acquired our first consolidated real estate investment in June 2008.

Intangible assets are included in other assets in the consolidated financial statements and are summarized as follows:

September 30, 2008

Lease intangibles:
In-place lease	$7,805
Tenant relationship	2,568
Above-market rent	1,466
Less: accumulated amortization	(159)

$11,680

Below-market rent	$(663)
Less: accumulated amortization	5

$(658)

Net amortization of intangibles, including the effect of foreign currency translation, was $158 and $159 for the three and nine months ended September 30, 2008, respectively. Based on the intangibles recorded through September 30, 2008, annual net amortization of intangibles is expected to be $153 for the remainder of 2008 and $612 in each of the following five years.

Note 10.	Non-Recourse Debt

Non-recourse debt consists of mortgage notes payable collateralized by an assignment of real property and direct financing leases with a carrying value of $221,367 as of September 30, 2008. All of our mortgage notes payable at September 30, 2008 bore interest at fixed rates for the terms of the notes. As of September 30, 2008, mortgage notes payable had fixed annual interest rates ranging from 6.2% to 7.5% and maturity dates ranging from 2015 to 2028.

Scheduled principal payments for each of the next five years are as follows:

Fixed Rate Debt

2008 (remainder)	$701
2009	2,425
2010	2,595
2011	2,771
2012	2,954
Thereafter through 2028	124,173

Total	$135,619

Note 11.	Commitments and Contingencies

As of September 30, 2008, we were not involved in any material litigation. We note the following:

Maryland Securities Commission

As described in our prior reports, the Maryland Securities Commission has sought information from Carey Financial and Corporate Property Associates 15 Incorporated relating to the previously settled SEC investigation.

CPA®:17 – Global 9/30/2008 10-Q — 17

Notes to Consolidated Financial Statements

While it is possible that Maryland or another state could commence proceedings against Carey Financial relating to the SEC investigation, WPC has announced that it does not currently expect that any such proceedings, if commenced, would have a material effect on WPC incremental to that caused by the SEC settlement.

Note 12.	Risk Management

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

Commercial Mortgage-Backed Securities

We own CMBS that are fully collateralized by a portfolio of commercial mortgages or mortgage-related securities to the extent consistent with the requirements for qualification as a REIT. Mortgage-backed securities are instruments that directly or indirectly represent a participation in, or are secured by and payable from, one or more mortgage loans secured by real estate. In most cases, mortgage-backed securities distribute principal and interest payments on the mortgages to investors. Interest rates on these instruments can be fixed or variable. Some classes of mortgage-backed securities may be entitled to receive mortgage prepayments before other classes do. Therefore, the prepayment risk for a particular instrument may be different than for other mortgage-related securities. At September 30, 2008, our CMBS investments comprised 7% of our real-estate related assets at that date. We expect that this concentration will decrease as a proportion of real-estate related assets as we continue to invest the proceeds of our public offering in long-term net lease investments.

Foreign Currency Exchange

We acquired two long-term net lease investments in Germany during the third quarter of 2008 (Note 7) and expect that we will acquire additional international investments in the future. We manage foreign currency exchange rate movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the same currency but are subject to such movements to the extent of the difference between the rental obligation and the debt service. We also face challenges with repatriating cash from our foreign investments. We may encounter instances where it is difficult to repatriate cash due to jurisdictional restrictions. We may also encounter instances where repatriating cash will result in current or future tax liabilities.

Use of Derivative Financial Instruments

We do not generally use derivative financial instruments to manage foreign currency rate risk exposure and generally do not use derivative instruments to hedge credit/market risks or for speculative purposes.

Embedded Credit Derivative

In August 2008, a venture in which we and an affiliate have 67% and 33% interests, respectively, and which we consolidate, acquired an investment in Germany. In connection with the investment, the venture obtained non-recourse mortgage financing for which the interest rate has both fixed and variable components. In connection with providing the financing, the lender entered into an interest rate swap agreement on its own behalf through which the fixed interest rate component on the financing was converted into a variable interest rate instrument. Through the venture, we have the right, at our sole discretion, to prepay this debt at any time and to participate in any realized gain or loss on the interest rate swap at that time. This participation right is deemed to be an embedded credit derivative. The embedded credit derivative has a total fair value of $1,177 as of September 30, 2008, inclusive of minority interest of $388, and generated a total unrealized loss of $186 for the three and nine months ended September 30, 2008, respectively, inclusive of minority interest of $61. Changes in the fair value of the embedded credit derivative are recognized in earnings.

Concentration of Credit Risk

Concentrations of credit risk arise when a number of tenants are engaged in similar business activities or have similar economic features that would cause their ability to meet contractual obligations, including those to us, to be similarly affected by changes in economic conditions. We currently have concentrations of credit risk in our portfolio as we have a limited number of investments. Companies in automotive related industries (manufacturing, parts, services, etc.) have been experiencing a challenging environment. We currently have one German tenant that operates in the automotive industry and that comprises approximately 25% of current annualized lease revenue. We closely monitor the performance of all of our tenants, including our automotive tenant, through review of financial statements, meetings with management and review of financial covenant compliance where we have financial covenants. We intend to regularly monitor our portfolio to assess potential concentrations of credit risk as we make additional investments. As we invest the proceeds of our initial public offering, we will seek to ensure that our portfolio is reasonably well diversified and does not contain any unusual concentration of credit risks.

CPA®:17 – Global 9/30/2008 10-Q — 18

Notes to Consolidated Financial Statements

Note 13.	Pro Forma Financial Information

The following consolidated pro forma financial information has been presented as if our acquisitions made and new financing obtained since February 20, 2007 (inception) had occurred on January 1, 2008 for the three and nine months ended September 30, 2008 and on February 20, 2007 (inception) for the period from inception (February 20, 2007) through September 30, 2007. The pro forma financial information is not necessarily indicative of what the actual results would have been, nor does it purport to represent the results of operations for future periods.

			Period from Inception
			(February 20, 2007)
	Three Months Ended	Nine Months Ended	through
	September 30, 2008	September 30, 2008	September 30, 2007

Pro forma total revenues	$6,051	$18,228	$14,187
Pro forma net income	1,321	4,670	4,911
Pro forma earnings per share:
Basic and diluted	$0.05	$0.17	$0.18

The pro forma weighted average shares outstanding for the three and nine months ended September 30, 2008 and the period from inception (February 20, 2007) through September 30, 2007 were determined as if all shares issued since our inception through September 30, 2008 were issued on January 1, 2008 and February 20, 2007, respectively.

CPA®:17 – Global 9/30/2008 10-Q — 19

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

Business Overview

We were formed as a Maryland corporation in 2007 for the purpose of investing in a diversified portfolio of income-producing commercial properties and other real estate related assets, both domestically and outside the United States. We have elected to be treated as a real estate investment trust (“REIT”) beginning with our taxable year ended December 31, 2007, and intend to conduct substantially all of our investment activities and own all of our assets through CPA:17 Limited Partnership, our operating partnership. As of September 30, 2008, our real estate portfolio consisted of our full or partial ownership interest in 14 fully occupied properties leased to seven tenants, totaling approximately 2.8 million square feet (on a pro rata basis).

We are externally managed by W. P. Carey & Co. LLC (“WPC”) through its wholly-owned subsidiaries (collectively, the “advisor”). The advisor also currently manages three other affiliated Corporate Property Associates REITs.

Fund Highlights

Public Offering — Through November 10, 2008, we have raised more than $300,000 in our initial public offering.

Investment Activity — During the three months ended September 30, 2008, we acquired five investments (two in Germany and three in the United States) at a total cost of $236,793, inclusive of minority interest of $36,771. Concurrent with our German investments, we also agreed to construct two build-to-suit projects for a total cost of up to $21,500, based on estimated construction costs, inclusive of minority interest of up to $6,797. Amounts are based upon the exchange rate of the Euro at the date of acquisition where applicable.

Financing Activity — In connection with our real estate investment activity during the three months ended September 30, 2008, we obtained non-recourse mortgage financing of $137,735, inclusive of minority interest of $20,601 having a weighted average fixed annual interest rate and term of 6.9% and 11 years, respectively. We also obtained commitments from lenders for non-recourse mortgage financing of up to $12,966, inclusive of minority interest of up to $4,062, which will be used to finance two build-to-suit projects (see Investment Activity above). Amounts are based upon the exchange rate of the Euro at the date of financing where applicable.

Distribution — Our daily cash distribution for the third quarter was $0.001511 per share payable to shareholders of record as of the close of business on each day during the quarter, or $0.55 per share on an annualized basis.

Current Trends

The deterioration in the credit and real estate financing markets that occurred in the second half of 2007 continued and substantially worsened in the first nine months of 2008. In addition, deteriorating economic conditions have resulted in heightened turmoil in the financial markets. In recent months, many markets have experienced nearly unprecedented volatility. We expect these markets, both domestic and international, to remain subject to continued volatility for the near term and cannot predict when these markets will recover, which necessarily renders any discussion of current trends highly uncertain. Nevertheless, our view of current trends is presented below:

Investment Opportunities

In times such as the present, when financing is difficult to obtain, we believe sale-leaseback transactions can often be a more attractive alternative for a corporation to raise capital, which may result in increased and more

CPA®:17 – Global 9/30/2008 10-Q — 20

attractive investment opportunities for us. However, as a result of the deterioration in the real estate financing markets, it has become extremely difficult for us to obtain financing for sale-leaseback transactions, and we expect to complete no more than a limited number of transactions for the remainder of 2008. While the difficult financing markets have limited our ability to complete transactions, pricing on potential sale-leaseback transactions has started to become more attractive so that we may be able to achieve desired returns that would allow us to complete some transactions without financing. We believe the pricing improvements are due, in part, to the continued deterioration in the credit markets, which has made obtaining financing for most companies extremely difficult.

Certain of our sale-leaseback opportunities arise in connection with private equity transactions. Transaction volume has decreased significantly in part as a result of the deterioration in the credit financing markets and many private equity firms are going through a period of uncertainty. As a result, we may be limited in our ability to participate in new private equity transactions. While this is likely to affect us in the near term, we believe that attractive investment opportunities, including future participation in new private equity transactions, will be available to us.

We currently expect international transactions may comprise a significant portion of our investment opportunities, although the percentage of international investments in any given period may vary substantially.

Fundraising

During times of heightened turmoil in the financial markets, investors are generally more cautious and may delay investment decisions. While we have been pleased with our fundraising results to date, and raised slightly more funds in the third quarter of 2008 than in the second quarter, the pace of fundraising slowed beginning in September 2008. We cannot predict what fundraising trends will be in the future, and while we have recently added to the number of our selected dealers, these additional outlets are not expected to account for a material percentage of our sales in the near term. Since commencing fundraising in late December 2007, we have raised more than $300,000 through November 10, 2008.

Financing Conditions

The real estate financing markets have continued to deteriorate during 2008, making it increasingly difficult to finance new investments both domestically and internationally. We expect these conditions to continue in the near term and cannot predict when these markets will recover. At present, financing for larger transactions and for certain property types is not available. As described above, pricing on potential sale-leaseback transactions is starting to improve and may allow us to complete some transactions without financing.

Credit Conditions/Commercial Real Estate

Over the last several years, commercial real estate values have risen significantly as a result of the relatively low long-term interest rate environment and aggressive credit conditions. In addition, credit spreads have been narrow compared to historical averages. Although long-term interest rates remain relatively low by historical standards, there has been a significant increase in credit spreads across the credit spectrum. Increases in credit spreads or deterioration in individual tenant credits may lower the appraised values of our properties. While this may provide us with attractive investment opportunities, it is possible that the appraised value of our real estate assets may decrease subsequent to their acquisition. We intend generally to enter into long term leases with our tenants to mitigate the impact that fluctuations in interest rates may have on the values of the real estate assets we acquire.

Corporate Defaults

We expect that corporate defaults may increase during the remainder of 2008 and beyond, which will require additional discretion in making investments and more intensive management of the assets we acquire. We believe that the advisor’s emphasis on investing in assets that are critically important to a tenant’s operations mitigates, to some extent, the risk of a tenant defaulting on its lease upon filing for bankruptcy protection. In addition, we will attempt to diversify our portfolio by tenant and tenant industry to mitigate the effect of tenant defaults. However, even where defaults do not occur, a tenant’s credit profile may deteriorate which in turn could affect the value of a

CPA®:17 – Global 9/30/2008 10-Q — 21

lease asset and may require us to incur impairment charges on our properties, even where the tenant is continuing to make the required lease payments. Furthermore, a tenant may reject our lease in bankruptcy, which could subject us to losses as the property may be worth less without the lease.

We will closely monitor tenant performance for our portfolio through review of financial statements, meetings with management and review of financial covenant compliance where we have financial covenants. We have seen an increase in the level of stress of tenants in certain industries, including the automotive industry. We currently have one German tenant that operates in the automotive industry and that comprises approximately 25% of current annualized lease revenue. We have also seen that consumer-related industries are feeling the effects of the slowing economy, as well as businesses that have operated with relatively higher levels of leverage.

We will monitor closely rent delinquencies as a precursor to a potential default and have devoted additional resources to enhance tenant monitoring and rent collection activities. Nevertheless, it is possible that in the next year that there may be corporate defaults in our portfolio.

Commercial Mortgage-Backed Securities

We acquired several CMBS investments in the second quarter of 2008 for an aggregate cost of $19,965, representing a $13,349 discount to their face value at the time of acquisition. These investments have final expected payout dates ranging from 2017 – 2020. We have designated these investments as held to maturity securities and carry them at amortized cost as we have both the intent and ability to hold these securities to maturity. The current credit crisis and heightened turmoil in the financial markets have resulted in a lack of liquidity for these types of investments, which has made it difficult to value such investments. The fair value of our CMBS investments has decreased to $12,033 as of September 30, 2008. Until these markets recover we expect that values for CMBS investments will remain subject to continued volatility.

We actively monitor the performance of the underlying properties and loans in our CMBS investments and update our pricing model to reflect changes in projected cash flows. As of September 30, 2008, we have not experienced any significant changes in the predicted cash flows for these investments in either the timing or amount of payments to be made under such investments. If we were to experience significant deterioration in the predicted cash flows for these investments, we may be required to write down the carrying value of these investments to their estimated fair value.

Competition

As a result of the continued deterioration in the credit and real estate financing markets, we believe there is a decrease in the level of competition for the investments we make, both domestically and internationally.

CPI

Despite slow economic growth rates in recent periods, inflation rates in the U.S. and the Euro zone have continued to rise. Increases in inflation are sometimes associated with rising long-term interest rates, which may have a negative impact on the value of the real estate assets we acquire. To mitigate this risk, our leases will generally have rent increases based on formulas indexed to increases in the Consumer Price Index (“CPI”) or other similar indices for the jurisdiction in which the property is located. To the extent that the CPI increases, additional rental income streams may be generated for these leases and thereby mitigate the impact of inflation.

Exchange Rate Movements

We have foreign investments and as a result are subject to risk from the effects of exchange rate movements. Our results of foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to foreign currencies. The average rate for the U.S. dollar in relation to the Euro strengthened during the third quarter of 2008. Significant deterioration in the value of the Euro could have an adverse impact on our results of operations in the future.

Results of Operations

We are a newly formed company and have a limited operating history. We acquired our first investment in June 2008. Therefore, the results of operations presented below for the three and nine months ended September 30, 2008 and the period from inception (February 20, 2007) to September 30, 2007 are not expected to be representative of future results because we anticipate that our asset base will increase substantially as we continue to raise capital and invest the proceeds of our initial public offering. As our asset base increases, revenues and general and administrative and property expenses as well as depreciation are expected to increase. Interest expense is expected to increase as we continue to obtain mortgage financing for our investments.

We are dependent upon proceeds received from the offering to conduct our proposed activities. The capital required to make investments will be obtained from the offering and from any mortgage indebtedness that we may incur in connection with our investment activity.

Lease Revenues

Our leases generally have rent increases based on formulas indexed to increases in the CPI or other similar indices for the jurisdiction in which the property is located, sales overrides, or other periodic increases, which are designed to increase lease revenues in the future. We own international investments and expect lease revenue from

CPA®:17 – Global 9/30/2008 10-Q — 22

our international investments to fluctuate in the future in connection with exchange rate movements in foreign currencies.

For the three and nine months ended September 30, 2008, we recognized lease revenues (rental income and interest income from direct financing leases) of $2,915 and $2,927, respectively, as a result of our investment activity during 2008.

Interest Income from Commercial Mortgage-Backed Securities

For the three and nine months ended September 30, 2008, we earned interest income of $675 and $985, respectively, from commercial mortgage-backed securities (“CMBS”) investments that we entered into during the second quarter of 2008.

Depreciation and Amortization

For the three and nine months ended September 30, 2008, we incurred depreciation and amortization expense of $727 and $733, respectively, related to the investments we entered into during 2008.

General and Administrative Expense

For the three and nine months ended September 30, 2008, general and administrative expense totaled $585 and $1,495, respectively, primarily consisting of professional fees and business development expenses. Professional fees totaled $299 and $911 for the three and nine months ended September 30, 2008, respectively, and were attributable to legal and accounting fees and investor-related costs incurred in the ordinary course of our business. Business development costs were $253 and $503 for the three and nine months ended September 30, 2008, respectively, primarily reflecting costs incurred in connection with potential investments that ultimately were not consummated. We expect that we may continue to incur significant costs in connection with unconsummated investments, particularly in the current uncertain economic environment.

General and administrative expense was $40 for the period from inception (February 20, 2007) to September 30, 2007, representing costs incurred in connection with our organization.

Property Expenses

For the three and nine months ended September 30, 2008, property expenses of $280 and $341, respectively, primarily consisted of asset management fees of $270 and $328 for the respective periods, which are payable to the advisor in connection with our recent investment activity.

Other Interest Income

For the three and nine months ended September 30, 2008, we earned interest income of $426 and $1,044, respectively, on funds raised in our initial public offering.

Income from Equity Investment in Real Estate

Income from equity investment in real estate represents our proportionate share of net income (revenue less expenses) from an investment entered into with an affiliate in which we have been deemed to have a non-controlling interest but exercise significant influence.

For the three and nine months ended September 30, 2008, we earned income of $142 and $194 from our investment in a venture that leases certain domestic properties. In May 2008, we increased our interest in this investment to 50% from 0.01% (Note 6).

Minority Interest in Income

We consolidate investments in which we are deemed to have a controlling interest. Minority interest in income represents the proportionate share of net income (revenue less expenses) from such investments that is attributable to the partner(s) holding the non-controlling interest.

CPA®:17 – Global 9/30/2008 10-Q — 23

For both the three and nine months ended September 30, 2008, minority interest in income was $111 as a result of our acquisition of controlling interests in two investments in Germany during the third quarter of 2008.

Loss on Foreign Currency Transactions and Derivative Instruments

We have foreign operations that are subject to the effects of exchange rate movements of foreign currencies and recognize realized foreign currency translation gains and losses upon the repatriation of cash from our foreign investments. We expect that we will generally be a net receiver of the foreign currencies (we expect generally to receive more cash than we pay out) and therefore our foreign investments benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currencies. The timing and amount of such gains and losses cannot always be estimated and are subject to fluctuation. We also have an embedded credit derivative for which changes in the fair value are recognized in earnings.

For both the three and nine months ended September 30, 2008, we recognized a loss on foreign currency transactions and derivative instruments of $443, of which $257 relates to changes in foreign currency exchange rates on deposits held for new investments and $186, inclusive of minority interest of $61, relates to changes in the fair value of an embedded credit derivative obtained in connection with a German investment (Note 12).

Interest Expense

For the three and nine months ended September 30, 2008, we incurred interest expense of $1,322 and $1,331, respectively, in connection with non-recourse mortgage financing obtained on our investments acquired during 2008.

Net Income (Loss)

For the three and nine months ended September 30, 2008, we earned net income of $607 and $613, respectively, primarily as a result of our investment activity during 2008. The net loss of $40 for the period from inception (February 20, 2007) to September 30, 2007 resulted from costs incurred with our organization.

Financial Condition

We expect to continue to raise capital from the sale of our common stock in our public offering and to invest such proceeds in a diversified portfolio of income-producing commercial properties and other real estate related assets. After raising capital through our public offering, we expect our primary source of operating cash flow to be generated from cash flow from our net leases and other real estate related assets. We expect that such cash flows will fluctuate from period to period due to a number of factors, which may include the timing of purchases and sales of real estate, timing of proceeds from non-recourse mortgage loans and receipt of lease revenues, the advisor’s election to receive fees in restricted stock or cash and the timing and characterization of distributions from equity investments in real estate. Although our cash flows may fluctuate from period to period, we believe our net leases and other real estate related assets will generate sufficient cash from operations and from equity distributions in excess of equity income in real estate to meet our short-term and long-term liquidity needs. However, as we continue to raise capital, it may be necessary to use cash raised in our initial public offering to fund our operating activities (see Financing Activities below). Cash and cash equivalents totaled $125,825 as of September 30, 2008, primarily as a result of proceeds raised in our initial public offering.

Operating Activities  — We generated cash flow from operations of $1,950 for the nine months ended September 30, 2008. This positive cash flow was primarily due to our third quarter investment activity as we did not generate positive cash flow from operations during the six months ended June 30, 2008. For 2008, the advisor elected to receive its asset management fees in restricted shares of our common stock, and as a result, we paid asset management fees of $216 through the issuance of restricted stock rather than in cash.

Investing Activities — During the nine months ended September 30, 2008, we used $235,362 to enter into four domestic and two international investments. We also used $23,074 to increase our existing interest in a domestic venture to 50% and used $19,965 to invest in several CMBS pools.

Financing Activities — Our financing activities for the nine months ended September 30, 2008 primarily consisted of the receipt of net proceeds of our initial public offering totaling $248,676 and proceeds from non-recourse mortgage financing of $139,685 obtained in connection with our investment activity. We also received

CPA®:17 – Global 9/30/2008 10-Q — 24

contributions of $16,204 from minority interest partners related to two of the investments we completed during the third quarter of 2008.

Our objectives are to generate sufficient cash flow over time to provide shareholders with increasing distributions and to seek investments with potential for capital appreciation throughout varying economic cycles. During the initial phase of our operations, we may, depending on the amount and timing of receipt of cash flow from operations and the dates distributions are made, fund a significant portion of our distributions from the proceeds of the offering. In determining our distribution policy during the periods we are raising funds and investing capital, we place primary emphasis on projections of cash flow from operations, together with equity distributions in excess of equity income in real estate, from our investments, rather than on historical results of operations (though these and other factors may be a part of our consideration). In setting a distribution rate, we thus focus primarily on expected returns from those investments we have already made, as well as our anticipated rate of future investment, to assess the sustainability of a particular distribution rate over time. Because of significant initial costs incurred during fund-raising and commencement of operations, distributions during the initial periods of our operations may exceed cash flow from operations plus equity distributions in excess of equity income in real estate, and may therefore be paid in whole or in part out of equity raised in the offering. However, we expect that as the proceeds of our offering are invested, an increasing proportion of our distributions will come from cash flow from operations plus equity distributions in excess of equity income in real estate. During the nine month period ended September 30, 2008, our cash flow from operations was $1,950 and cash distributions were $2,055.

Liquidity would be affected adversely by unanticipated costs and greater-than-anticipated operating expenses. To the extent that our cash reserves are insufficient to satisfy our cash requirements, additional funds may be provided from cash generated from operations or through short-term borrowings. In addition, we may incur indebtedness in connection with the acquisition of any property, refinance the debt thereon, arrange for the leveraging of any previously unfinanced property or reinvest the proceeds of financings or refinancings in additional properties. As of September 30, 2008, our non-recourse debt totaled $135,619 and bore a weighted average fixed annual interest rate of 6.9%. We had no variable rate debt as of September 30, 2008.

Cash Resources

As of September 30, 2008, our cash resources consisted of cash and cash equivalents of $125,825. As described above, as of November 10, 2008, we have raised more than $300,000 from our public offering. We expect fundraising efforts to continue until the earlier of November 2009, which is two years after the effective date of the offering, or when all shares have been sold.

During the next twelve months, we anticipate that cash flows will benefit from investments completed during the nine months ended September 30, 2008, which include six real estate investments, the purchase of an additional interest in an existing joint venture and several CMBS investments. We expect that these investments will generate initial annual cash flows from operating activities (lease revenues less property-level debt service and interest income from CMBS) and distributions from equity investments in real estate of approximately $10,600 and $2,000, respectively.

Cash Requirements

During the next twelve months, cash requirements will include paying distributions to shareholders and minority interest partners, making scheduled mortgage principal installment payments, reimbursing the advisor for costs incurred on our behalf and paying normal recurring operating expenses, such as fees to the advisor for services performed and rent. We expect to continue to use funds raised from our public offering to invest in new properties.

CPA®:17 – Global 9/30/2008 10-Q — 25

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our off-balance sheet arrangements and contractual obligations as of September 30, 2008 and the effect that such obligations are expected to have on our liquidity and cash flow in future periods.

		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Non-recourse debt — principal	$135,619	$2,497	$5,279	$6,003	$121,840
Deferred acquisition fees	4,624	1,752	2,872	—	—
Interest on borrowings and deferred acquisition fees	87,708	9,272	18,287	17,385	42,764
Due to the advisor(a)	987	987	—	—	—

	$228,938	$14,508	$26,438	$23,388	$164,604

(a)	Represents costs payable to the advisor and its subsidiaries in connection with the offering of our securities, consisting of organization and offering costs totaling $732 and commissions payable in connection with our fundraising activity totaling $255.

We are a party to an office cost-sharing agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities. Amounts under the cost-sharing agreement totaled approximately $2,400 for the nine months ended September 30, 2008 and are allocated among the entities according to a formula that is based on gross revenues and is adjusted quarterly. No amounts were allocated to us during the nine months ended September 30, 2008 because we had limited revenues; however, we expect that a portion of these costs will be allocated to us in the near term.

Amounts in the table above related to our foreign operations are based on the exchange rate of the local currencies as of September 30, 2008. As of September 30, 2008, we had no material capital lease obligations for which we are the lessee, either individually or in the aggregate.

We and an affiliate each have 50% interests in an unconsolidated joint venture that owns certain domestic properties. At September 30, 2008, the venture had total assets of $85,851 and total third party debt of $39,173. The debt matures in February 2018.

Item 3. —	Quantitative and Qualitative Disclosures About Market Risk
 (in thousands)

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates and equity prices. The primary risks in pursuing our business plan are expected to be interest rate risk and foreign currency exchange risk. We are also exposed to credit risk as a result of concentrations in our portfolio as we have a limited number of investments. We intend to regularly monitor our portfolio to assess potential concentrations of credit risk as we make additional investments. As we invest the proceeds of our initial public offering, we will seek to ensure that our portfolio is reasonably well diversified and does not contain any unusual concentration of credit risks.

We do not generally use derivative financial instruments to manage foreign currency exchange risk exposure and do not use derivative instruments to hedge credit/market risks or for speculative purposes.

Interest Rate Risk

The value of our real estate, related fixed rate debt obligations and CMBS investments are subject to fluctuation based on changes in interest rates. The value of our real estate is also subject to fluctuations based on local and regional economic conditions and changes in the creditworthiness of lessees, all of which may affect our ability to refinance property-level mortgage debt when balloon payments are scheduled.

Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions, and other factors beyond our control. An increase in interest rates would likely cause the value of our owned assets to decrease. Increases in interest rates may also have an impact on the credit profile of certain tenants.

In connection with a German investment in August 2008, a venture in which we and an affiliate have 67% and 33% interests, respectively, and which we consolidate, obtained a participation right in an interest rate swap obtained by the lender of the non-recourse mortgage financing on the transaction. This participation right is deemed to be an embedded credit derivative. For the nine months ended September 30, 2008, the embedded credit derivative generated an unrealized loss of $186. Because of current market volatility, we anticipate that we will experience significant fluctuation in the unrealized gains and losses generated from this derivative and expect this trend to continue until market conditions stabilize.

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed-rate basis. At September 30, 2008, all of

CPA®:17 – Global 9/30/2008 10-Q — 26

our non-recourse debt bore interest at fixed rates. The fair value of these instruments is affected by changes in market interest rates. The annual interest rates on our non-recourse debt at September 30, 2008 ranged from 6.2% to 7.5%. The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at September 30, 2008.

	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value

Fixed rate debt	$701	$2,425	$2,595	$2,771	$2,954	$124,173	$135,619	$135,036

A change in interest rates of 1% would increase or decrease the combined fair value of our debt by an aggregate of $8,343.

We own CMBS that are fully collateralized by a portfolio of commercial mortgages or mortgage-related securities to the extent consistent with the requirements for qualification as a REIT. Mortgage-backed securities are instruments that directly or indirectly represent a participation in, or are secured by and payable from, one or more mortgage loans secured by real estate. In most cases, mortgage-backed securities distribute principal and interest payments on the mortgages to investors. Interest rates on these instruments can be fixed or variable. Some classes of mortgage-backed securities may be entitled to receive mortgage prepayments before other classes do. Therefore, the prepayment risk for a particular instrument may be different than for other mortgage-related securities. The value of our CMBS investments is also subject to fluctuation based on changes in interest rates, economic conditions and the creditworthiness of lessees at the mortgaged properties. At September 30, 2008, the aggregate fair value of our CMBS investments was $12,033.

Although we have not experienced any credit losses on our CMBS investments, in the event of a significant rising interest rate environment and given the current economic downturn, loan defaults could occur and result in our recognition of credit losses, which could adversely affect our liquidity and operating results. Further, such defaults could have an adverse effect on the spreads between interest earning assets and interest bearing liabilities.

Foreign Currency Exchange Rate Risk

We own investments in Germany through which we are exposed to the effects of exchange rate movements of the Euro, which may affect future costs and cash flows. Although all of our foreign investments to date were conducted in the Euro, we are likely to conduct business in other currencies as we seek to invest funds from our offering internationally. We manage foreign currency exchange rate movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the same currency. For all currencies, we expect that we will be a net receiver of the foreign currency (we receive more cash than we pay out) and therefore our foreign operations will benefit from a weaker U.S. dollar and will be adversely affected by a stronger U.S. dollar relative to the foreign currency. We realized foreign currency transaction losses of $257 for both the three and nine months ended September 30, 2008, respectively. Such losses are included in the consolidated financial statements and are due to changes in foreign currency on deposits held for new investments.

To date, we have not entered into any foreign currency forward exchange contracts to hedge the effects of adverse fluctuations in foreign currency exchange rates. We have obtained non-recourse mortgage financing at fixed rates of interest in the local currency. To the extent that currency fluctuations increase or decrease rental revenues as translated to dollars, the change in debt service, as translated to dollars, will partially offset the effect of fluctuations in revenue, and, to some extent, mitigate the risk from changes in foreign currency rates.

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

CPA®:17 – Global 9/30/2008 10-Q — 27

Our chief executive officer and acting chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of September 30, 2008 at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
(in thousands, except share and per share amounts)

Item 1A. —	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2007, as updated in Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, which could materially affect our business, financial condition or future results.

Item 2. —	Unregistered Sales of Equity Securities and Use of Proceeds

(a) For the three months ended September 30, 2008, we issued 21,576 restricted shares of our common stock to the advisor as consideration for asset management and performance fees. These shares were issued at $10.00 per share, which represents our initial offering price. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(2) of the Securities Act of 1933, the shares issued were deemed to be exempt from registration. In acquiring our shares, the advisor represented that such interests were being acquired by it for the purposes of investment and not with a view to the distribution thereof.

(b) We intend to use the net proceeds of our offering to invest in a diversified portfolio of income-producing commercial properties and other real estate related assets. The use of proceeds from our offering of common stock, which commenced in December 2007 pursuant to a registration statement (No. 333-140842) that was declared effective in November 2007, is as follows at September 30, 2008:

Shares registered	200,000,000
Aggregate price of offering amount registered	$2,000,000
Shares sold(a)	27,581,762
Aggregated offering price of amount sold	$275,590
Direct or indirect payments to directors, officers, general partners of the issuer or their associates; to persons owning ten percent or more of any class of equity securities of the issuer; and to affiliates of the issuer	(27,432)
Direct or indirect payments to others	(3,559)

Net offering proceeds to the issuer after deducting expenses	244,599
Purchases of real estate, equity investments in real estate and real estate related assets, net of mortgage financing	(143,340)

Temporary investments in cash and cash equivalents	$101,259

(a)	Excludes shares issued to affiliates, including our advisor, and excludes shares issued pursuant to our distribution reinvestment and stock purchase plan.

CPA®:17 – Global 9/30/2008 10-Q — 28

Item 6. —	Exhibits

Exhibit
No.	Description	Method of Filing

10.1	Lease Agreement by and between WGN (GER) LLC, as Landlord, and Wagon Automotive Nagold GmbH, as Tenant, dated June 2008	Filed herewith
10.2	Lease Agreement by and between WGN (GER) LLC, as Landlord, and Wagon Automotive GmbH, as Tenant, dated June 2008	Filed herewith
10.3	Facilities Agreement by and between WGN (GER), LLC, as Borrower, and Société Générale, as Arranger, Facility Agent, Security Agent and Original Lender, dated June 3, 2008	Filed herewith
10.4	Amendment Agreement dated July 1, 2008 relating to the Facilities Agreement by and between WGN (GER), LLC, as Borrower, and Société Générale, as Arranger, Facility Agent, Security Agent and Original Lender	Filed herewith
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

CPA®:17 – Global 9/30/2008 10-Q — 29

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corporate Property Associates 17 — Global
Incorporated

Date 11/14/2008	By:	/s/ Mark J. DeCesaris Mark J. DeCesaris Managing Director and acting Chief Financial Officer (Principal Financial Officer)

Date 11/14/2008	By:	/s/ Thomas J. Ridings Thomas J. Ridings Executive Director and Chief Accounting Officer (Principal Accounting Officer)

CPA®:17 – Global 9/30/2008 10-Q — 30