Form 10-K
period 2008-12-31
Corporate Property Associates 17 - Global INC
filed 2009-03-26
CIK 1390213

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission file number: 000-52891

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
(Exact name of registrant as specified in its charter)

Maryland	20-8429087
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

50 Rockefeller Plaza New York, New York	10020
(Address of principal executive offices)	(Zip code)
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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Registrant has no active market for its common stock. Non-affiliates held 17,425,955 shares of common stock at June 30, 2008.
As of March 18, 2009, there are 40,878,425 shares of common stock of registrant outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant incorporates by reference its definitive Proxy Statement with respect to its 2009 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of its fiscal year, into Part III of this Annual Report on Form 10-K.

Forward-Looking Statements
This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of this Report, contains forward-looking statements within the meaning of the federal securities laws. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties and other factors that may materially affect our future results, performance, achievements or transactions. Information on factors which could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this report as well as in our other filings with the Securities and Exchange Commission (the “SEC”), including but not limited to those described below in Item 1A. “Risk Factors” of this Report. We do not undertake to revise or update any forward-looking statements. Additionally, a description of our critical accounting estimates is included in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Report.
As used in this Report, the terms “we,” “us” and “our” include Corporate Property Associates 17 – Global Incorporated, its consolidated subsidiaries and predecessors, unless otherwise indicated.
CPA®:17 2008 10-K — 1

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
Our core investment strategy is to acquire, own and manage a portfolio of commercial properties leased to a diversified group of companies on a single tenant net lease basis. Our net leases generally require the tenant to pay substantially all of the costs associated with operating and maintaining the property, such as maintenance, insurance, taxes, structural repairs and other operating expenses (referred to as triple-net leases). We may also seek to expand our portfolio to include other types of real estate investments as opportunities arise.
We are externally managed by WPC through certain of its wholly-owned subsidiaries (collectively, the “advisor”). WPC is a publicly-traded company listed on the New York Stock Exchange under the symbol “WPC.” The advisor provides both strategic and day-to-day management services for us, including capital funding services, investment research and analysis, investment financing and other investment acquisition related services, asset management, disposition of assets, investor relations and administrative services. The advisor also provides office space and other facilities for us. We pay asset management fees and certain transactional fees to the advisor and also reimburse the advisor for certain expenses, including broker-dealer commissions the advisor pays on our behalf, marketing costs and personnel provided for administration of our operations. The advisor also serves in this capacity for Corporate Property Associates 14 Incorporated (“CPA®:14”) and Corporate Property Associates 15 Incorporated (“CPA®:15”) and Corporate Property Associates 16 – Global Incorporated (“CPA®:16 – Global”), collectively, including us, the “CPA® REITs”.
In February 2007, WPC purchased 22,222 shares of our common stock for $0.2 million and was admitted as our initial stockholder. WPC purchased its shares at $9.00 per share, net of commissions and fees that would have otherwise been payable to Carey Financial, LLC (“Carey Financial”), a subsidiary of WPC. In addition, in July 2008, Carey Holdings made a capital contribution to us of $0.3 million.
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
In November 2007, our articles of incorporation were amended to increase the number of shares authorized to 450,000,000 consisting of 400,000,000 shares of common stock, $0.001 par value per share and 50,000,000 shares of preferred stock, $0.001 par value per share.
Our principal executive offices are located at 50 Rockefeller Plaza, New York, NY 10020 and our telephone number is (212) 492-1100. As of December 31, 2008 we had no employees. The advisor employs 154 individuals who are available to perform services for us.
Significant Developments during 2008 include:
Public Offering — We raised $342 million in our initial public offering during 2008 (in total, more than $405 million through March 23, 2009).
CPA®:17 2008 10-K — 2

Investment Activity — During 2008, we completed seven investments at a total cost of $278.3 million, inclusive of minority interest of $52.3 million, and acquired an additional interest in a venture that leases certain domestic properties for a total cost of $23.7 million. During 2008, we also acquired investments in commercial mortgage backed securities (“CMBS”) for a total cost of $20 million.
(b) Financial Information About Segments
We operate in one industry segment, real estate ownership with domestic and foreign investments. Refer to the “Segment Information” footnote in the consolidated financial statements for financial information about this segment.
(c) Narrative Description of Business
Business Objectives and Strategy
Our objectives are to:
–	provide attractive risk-adjusted returns for our stockholders;

–	generate sufficient cash flow over time to provide investors with increasing distributions;

–	seek investments with potential for capital appreciation; and

–	use leverage to enhance the returns on our investments.
We seek to achieve these objectives by investing in a portfolio of income-producing commercial properties leased to a diversified group of companies on a net lease basis.
As opportunities arise, we may also seek to expand our portfolio to include other types of real estate investments, such as the following:
–	equity investments in real properties that are not net leased to a single tenant under long-term leases and may include partially leased properties, multi-tenanted properties, vacant or undeveloped properties and properties subject to short-term net leases, among others:

–	mortgage loans secured by commercial real properties;

–	subordinated interests in first mortgage real estate loans, or B Notes;

–	mezzanine loans related to commercial real estate that are senior to the borrower’s equity position but subordinated to other third-party financing;

–	commercial mortgage-backed securities, or CMBS; and

–	equity and debt securities (including preferred equity and other higher-yielding structured debt and equity investments) and other interests issued by entities that are engaged in real-estate related businesses, including real estate funds and other REITs.
We intend our portfolio to be diversified by property type, geography, tenant, and industry. We are not required to meet any diversification standards and have no specific policies or restrictions regarding the geographic areas where we make investments, the industries in which our tenants or borrowers may conduct business or the percentage of our capital that we may invest in a particular asset type.
CPA®:17 2008 10-K — 3

Our Portfolio
As of December 31, 2008, our portfolio consisted of our full or partial ownership in 18 fully occupied properties leased to 8 tenants and totaled approximately 4 million square feet (on a pro rata basis). Our portfolio has the following property and lease characteristics:
Geographic Diversification
Information regarding the geographic diversification of our properties as of December 31, 2008 is set forth below (in thousands):

	Consolidated Investments		Equity Investments in Real Estate (b)
	Annualized	% of Annualized	Annualized	% of Annualized
	Contractual Lease	Contractual	Contractual Lease	Contractual
Region	Revenue (a)	Lease Revenue	Revenue (a)	Lease Revenue
United States
East	$6,980	29%	$697	21%
Midwest	2,629	11	2,623	79
South	2,563	11	—	—
West	3,013	12	—	—

Total U.S.	15,185	63	3,320	100

International
Europe (c)	9,047	37	—	—

Total	$24,232	100%	$3,320	100%

(a)	Reflects annualized contractual minimum base rent for the fourth quarter of 2008.

(b)	Reflects our pro rata share of annualized contractual minimum base rent for the fourth quarter of 2008 from equity investments in real estate.

(c)	Reflects investments in Germany.
Property Diversification
Information regarding our property diversification as of December 31, 2008 is set forth below (in thousands):

	Consolidated Investments		Equity Investments in Real Estate (b)
	Annualized	% of Annualized	Annualized	% of Annualized
	Contractual Lease	Contractual	Contractual Lease	Contractual
Property Type	Revenue (a)	Lease Revenue	Revenue (a)	Lease Revenue
Industrial	$11,630	48%	$3,320	100%
Retail	5,658	23	—	—
Office	2,570	11	—	—
Educational	2,416	10	—	—
Warehouse /Distribution	1,958	8	—	—

Total	$24,232	100%	$3,320	100%

(a)	Reflects annualized contractual minimum base rent for the fourth quarter of 2008.

(b)	Reflects our pro rata share of annualized contractual minimum base rent for the fourth quarter of 2008 from equity investments in real estate.
CPA®:17 2008 10-K — 4

Tenant Diversification
Information regarding our tenant diversification as of December 31, 2008 is set forth below (in thousands):

	Consolidated Investments		Equity Investments in Real Estate (b)
	Annualized	% of Annualized	Annualized	% of Annualized
	Contractual Lease	Contractual	Contractual Lease	Contractual
Tenant Industry (c)	Revenue (a)	Lease Revenue	Revenue (a)	Lease Revenue
Electronics	$6,792	28%	$—	—%
Leisure, Amusement, Entertainment	5,658	23	—	—
Automobile	4,818	20	—	—
Textiles, Leather and Apparel	4,335	18	—	—
Healthcare, Education and Childcare	2,394	10	—	—
Mining, Metals, and Primary Metal Industries	235	1	—	—
Chemicals, Plastics, Rubber, and Glass	—	—	3,320	100

Total	$24,232	100%	$3,320	100%

(a)	Reflects annualized contractual minimum base rent for the fourth quarter of 2008.

(b)	Reflects our pro rata share of annualized contractual minimum base rent for the fourth quarter of 2008 from equity investments in real estate.

(c)	Based on the Moody’s classification system and information provided by the tenant.
Lease Expirations
As of December 31, 2008, lease expirations at our properties are as follows (in thousands):

	Consolidated Investments		Equity Investments in Real Estate (b)
	Annualized	% of Annualized	Annualized	% of Annualized
	Contractual Lease	Contractual	Contractual Lease	Contractual
Year of Lease Expiration	Revenue (a)	Lease Revenue	Revenue (a)	Lease Revenue
2009 - 2022	$—	—%	$—	—%
2023	4,818	20	—	—
2024	4,229	17	—	—
2025 - 2027	—	—	—	—
2028	15,185	63	3,320	100

Total	$24,232	100%	$3,320	100%

(a)	Reflects annualized contractual minimum base rent for the fourth quarter of 2008.

(b)	Reflects our pro rata share of annualized contractual minimum base rent for the fourth quarter of 2008 from equity investments in real estate.
Asset Management
Our advisor is responsible for all aspects of our operations, including selecting our investments, formulating and evaluating the terms of each proposed acquisition, arranging for the acquisition of the investment, negotiating the terms of borrowings, managing our day-to-day operations and arranging for and negotiating sale of assets. With respect to our net lease investments, asset management functions include restructuring transactions to meet the evolving needs of current tenants, re-leasing properties, refinancing debt, selling properties and utilizing knowledge of the bankruptcy process. The advisor monitors, on an ongoing basis, compliance by tenants with their lease obligations and other factors that could affect the financial performance of any of our properties. Monitoring involves receiving assurances that each tenant has paid real estate taxes, assessments and other expenses relating to the properties it occupies and confirming that appropriate insurance coverage is being maintained by the tenant. For international compliance, the advisor also relies on third party asset managers. The advisor reviews financial statements of our tenants and undertakes regular physical inspections of the condition and maintenance of our properties. Additionally, the advisor periodically analyzes each tenant’s financial condition, the industry in which each tenant operates and each tenant’s relative strength in its industry. With respect to other real estate related assets such as mortgage loans, B Notes and mezzanine loans, asset management operations include evaluating potential borrowers’ creditworthiness, operating history and capital structure. With respect to any investments in CMBS
CPA®:17 2008 10-K — 5

or other mortgage related instruments that we may make, the advisor will be responsible for selecting, acquiring and facilitating the acquisition or disposition of such investments, including monitoring the portfolio on an ongoing basis. Our advisor also monitors our portfolio to ensure that investments in equity and debt securities of companies engaged in real estate activities do not require us to register as an “investment company.”
Our board of directors has authorized our advisor to retain one or more subadvisors with expertise in our target asset classes to assist our advisor with investment decisions and asset management. If our advisor retains any subadvisor, our advisor will pay the subadvisor a portion of the fees that it receives from us.
Holding Period
We intend to hold our investments in real property for an extended period depending on the type of investment. We may dispose of other types of investments, such as investments in securities, more frequently. The determination of whether a particular asset should be sold or otherwise disposed of will be made after consideration of relevant factors, including prevailing economic conditions, with a view to achieving maximum capital appreciation for our stockholders or avoiding increases in risk. No assurance can be given that this objective will be realized.
Our intention is to consider alternatives for providing liquidity for our stockholders beginning generally after eight years following the investment of substantially all of the net proceeds of our initial public offering. We may provide liquidity for our stockholders through sales of assets, either on a portfolio basis or individually, a listing of our shares on a stock exchange, a merger (which may include a merger with one or more of our affiliated CPA® REITs) or another transaction approved by our board of directors and, if required by law, our stockholders. We are under no obligation to liquidate our portfolio within any particular period since the precise timing will depend on real estate and financial markets, economic conditions of the areas in which the properties are located and U.S. federal income tax effects on stockholders that may prevail in the future. Furthermore, there can be no assurance that we will be able to consummate a liquidity event. In the most recent instances in which CPA® REIT stockholders were provided with liquidity, the liquidating entity merged with another, later-formed CPA® REIT. In each of these transactions, stockholders of the liquidating entity were offered the opportunity to exchange their shares either for shares of the merged entity or for cash or a short-term note.
Financing Strategies
Our strategy is to borrow, generally, on a non-recourse basis. We will generally borrow in the same currency in which we receive income from the investment or in which we make an investment for which we are seeking financing. This will enable us to mitigate a portion of our currency risk on international investments. We currently estimate that we will borrow, on average, approximately 65% of our investments. Aggregate borrowings on our portfolio as a whole may not exceed, on average, the lesser of 75% of the total costs of all investments or 300% of our net assets unless the excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with the reason for the excess. Net assets are our total assets (other than intangibles), valued at cost before deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities.
A lender on non-recourse mortgage debt generally has recourse only to the asset collateralizing such debt and not to any of our other assets, while unsecured financing would give a lender recourse to all of our assets. The use of non-recourse debt, therefore, helps us to limit the exposure of all of our assets to any one debt obligation. Lenders may, however, have recourse to our other assets in limited circumstances not related to the repayment of the indebtedness, such as under an environmental indemnity or in the case of fraud. Lenders may also seek to include in the terms of mortgage loans change of control provisions making the termination or replacement of the advisor an event of default or an event requiring the immediate repayment of the full outstanding balance of the loan. We will attempt to negotiate loan terms allowing us to replace or terminate the advisor. Even if we are successful in negotiating such provisions, the replacement or termination of the advisor may require the prior written consent of the mortgage lenders.
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
CPA®:17 2008 10-K – 6

Real Estate Properties
Long Term Net Leased Assets
We intend to invest primarily in income-producing properties that are, upon acquisition, improved or being developed or that are to be developed within a reasonable period after acquisition.
Most of our acquisitions will be through long-term net leased assets, many of which are through sale-leaseback transactions, in which we acquire properties from companies that simultaneously lease the properties back from us. These sale-leaseback transactions provide the lessee company with a source of capital that is an alternative to other financing sources such as corporate borrowing, mortgaging real property, or selling shares of common stock.
Our sale-leaseback transactions may occur in conjunction with acquisitions, recapitalizations or other corporate transactions. We may act as one of several sources of financing for these transactions by purchasing real property from the seller and net leasing it back to the seller or its successor in interest (the lessee). Through the advisor, we actively seek such opportunities.
In analyzing potential net lease investment opportunities, the advisor will review all aspects of a transaction, including the creditworthiness of the tenant or borrower and the underlying real estate fundamentals to determine whether a potential acquisition satisfies our acquisition criteria. The advisor may consider the following aspects of each transaction:
Tenant/Borrower Evaluation — The advisor evaluates each potential tenant or borrower for their creditworthiness, typically considering factors such as management experience; industry position and fundamentals; operating history and capital structure, as well as other factors that may be relevant to a particular investment. Our advisor will seek opportunities in which it believes the tenant may have a stable or improving credit profile or credit potential that has not been recognized by the market. In evaluating a possible investment, the creditworthiness of a tenant or borrower will often be a more significant factor than the value of the underlying real estate, particularly if the underlying property is specifically suited to the needs of the tenant; however, in certain circumstances where the real estate is attractively valued, the creditworthiness of the tenant may be a secondary consideration. Whether a prospective tenant or borrower is creditworthy will be determined by the advisor or the investment committee of the advisor. Creditworthy does not mean “investment grade.”
Properties Important to Tenant/Borrower Operations — The advisor will focus on properties that it believes are essential or important to the ongoing operations of the tenant. The advisor believes that these properties provide better protection in the event of a bankruptcy, since a tenant/borrower is less likely to risk the loss of a mission-critical lease or property in a bankruptcy proceeding.
Diversification — The advisor will attempt to diversify our portfolio to avoid dependence on any one particular tenant, borrower, collateral type, geographic location or tenant/borrower industry. By diversifying our portfolio, the advisor reduces the adverse effect of a single under-performing investment or a downturn in any particular industry or geographic region.
Lease Terms — Generally, the net leased properties in which we invest will be leased on a full recourse basis to our tenants or their affiliates. In addition, the advisor will seek to include a clause in each lease that provides for increases in rent over the term of the lease. These increases are fixed or tied generally to increases in indices such as the Consumer Price Index (“CPI”). In the case of retail stores and hotels, the lease may provide for participation in gross revenues of the tenant at the property above a stated level. Alternatively, a lease may provide for mandated rental increases on specific dates or other methods.
Collateral Evaluation — The advisor reviews the physical condition of the property and conducts a market evaluation to determine the likelihood of replacing the rental stream if the tenant defaults, or of a sale of the property in such circumstances. The advisor also will generally engage third parties to conduct, or require the seller to conduct, Phase I or similar environmental site assessments (including a visual inspection for the potential presence of asbestos) in an attempt to identify potential environmental liabilities associated with a property prior to its acquisition. If potential environmental liabilities are identified, we will generally require that identified environmental issues be resolved by the seller prior to property acquisition or, where such issues cannot be resolved prior to acquisition, require tenants contractually to assume responsibility for resolving identified environmental issues post-closing and indemnify us against any potential claims, losses or expenses arising from such matters. Although the advisor generally relies on its own analysis in determining whether to make an investment, each real property purchased by us will be appraised by an appraiser that is independent of the advisor, prior to acquisition. All independent appraisers must be approved by our independent directors. The contractual purchase price (plus acquisition fees, but excluding acquisition expenses, payable to the advisor) for a real property we acquire will not exceed its appraised value. The appraisals may take into consideration, among other things, the terms and conditions of the particular lease transaction, the quality of the lessee’s credit and the conditions of the credit markets at the time the lease transaction is negotiated. The appraised value may be greater than the construction cost or the replacement cost of a property, and the
CPA®:17 2008 10-K – 7

actual sale price of a property if sold by us may be greater or less than the appraised value. In cases of special purpose real estate, a property is examined in light of the prospects for the tenant/borrower’s enterprise and the financial strength and the role of that asset in the context of the tenant/borrower’s overall viability. Operating results of properties and other collateral may be examined to determine whether or not projected income levels are likely to be met. The advisor also considers factors particular to the laws of foreign countries in addition to the risks normally associated with real property investments, when considering an investment outside the United States.
Transaction Provisions that Enhance and Protect Value — The advisor will attempt to include provisions in its leases that require our consent to specified tenant activity, require the tenant to provide indemnification protections or require the tenant to satisfy specific operating tests. These provisions may help protect our investment from changes in the operating and financial characteristics of a tenant that may affect its ability to satisfy its obligations to us or reduce the value of our investment. The advisor may also seek to enhance the likelihood of a tenant’s lease obligations being satisfied through a guaranty of obligations from the tenant’s corporate parent or other entity or a letter of credit. This credit enhancement, if obtained, provides us with additional financial security. However, in markets where competition for net lease transactions is strong, some or all of these provisions may be difficult to negotiate. In addition, in some circumstances, tenants may require a right to purchase the property leased by the tenant. The option purchase price is generally the greater of the contract purchase price and the fair market value of the property at the time the option is exercised.
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
CPA®:17 2008 10-K – 8

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
The following people currently serve on the investment committee:
–	Nathaniel S. Coolidge (Chairman) — Former senior vice president and head of the bond and corporate finance department of John Hancock Mutual Life Insurance (currently known as John Hancock Life Insurance Company). Mr. Coolidge’s responsibilities included overseeing its entire portfolio of fixed income investments.

–	Trevor P. Bond — Co-founder of Credit Suisse’s real estate equity group. Currently managing member of private investment vehicle, Maidstone Investment Co., LLC.

–	Axel K. A. Hansing — Currently serving as a senior partner at Coller Capital, Ltd., a global leader in the private equity secondary market, and is responsible for investment activity in parts of Europe, Turkey and South Africa.

–	Frank J. Hoenemeyer — Former vice chairman and chief investment officer of the Prudential Insurance Company of America. As chief investment officer, he was responsible for all of Prudential Insurance Company of America’s investments including stocks, bonds and real estate.

–	Dr. Lawrence R. Klein — Currently serving as professor emeritus of economics and finance at the University of Pennsylvania and its Wharton School. Recipient of the 1980 Nobel Prize in economic sciences and former consultant to both the Federal Reserve Board and the President’s Council of Economic Advisors.

–	George E. Stoddard — Former officer-in-charge of the direct placement department of The Equitable Life Assurance Society of the United States and our former chief investment officer.

–	Nick J. M. van Ommen — Former chief executive officer of the European Public Real Estate Association promoting, developing and representing the European public real estate sector.

–	Dr. Karsten von Köller — Currently chairman of Lone Star Germany. Former chairman and member of the board of managing directors of Eurohypo AG, Frankfurt am Main, Germany.
The advisor is required to use its best efforts to present a continuing and suitable investment program to us but is not required to present to us any particular investment opportunity, even if it is of a character that, if presented, could be taken by us.
CPA®:17 2008 10-K – 9

Segments
We operate in one industry segment, real estate ownership, with domestic and foreign investments. For 2008, the following tenants each represented more than 10% of our total lease revenues, inclusive of minority interest: Actebis Peacock GmbH (26%); Life Time Fitness, Inc. (21%); Wagon Automotive GmbH and Wagon Automotive Nagold GmbH (21%); Laureate Education, Inc. (17%); and Sabre Communications Corporation and Cellxion, LLC (14%). Berry Plastics Corporation, Berry Plastics Holding Corporation and Berry Plastics Acquisition Corporation VII (collectively, “Berry Plastics”) are the tenants of three properties pursuant to a net lease with BPLAST LANDLORD LLC, a material equity investee of the Company. Separate audited financial statements of BPLAST LANDLORD LLC are included in this Report (Item 15 (a) (2)).
Competition
In raising funds for investment, we face competition from other funds with similar investment objectives that seek to raise funds from investors through publicly registered, non-traded funds, publicly-traded funds, or private funds such as hedge funds. This competition, as well as any change in the attractiveness to investors of an investment in the type of property principally held by us, relative to other types of investments, could adversely affect our ability to raise funds for future investments. However, competitors may be willing to accept rates of returns, lease terms, other transaction terms or levels of risk that we may find unacceptable.
While historically we faced active competition from many sources for investment opportunities in commercial properties net leased to major corporations both domestically and internationally, there has been a decrease in such competition as a result of the continued deterioration in the credit and real estate financing markets. In general, we believe the advisor’s experience in real estate, credit underwriting and transaction structuring should allow us to compete effectively for commercial properties and other real estate related assets.
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
While we typically engage third parties to perform assessments of potential environmental risks when evaluating a new acquisition of property, no assurance can be given that we have performed such assessments on all of our properties, or that the environmental assessments we do perform will disclose all potential environmental liabilities. We may purchase a property that contains hazardous materials in the building, or that is known to have or be near soil or groundwater contamination. In addition, new environmental conditions, liabilities or compliance concerns may arise or be discovered during our ownership.
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
Transactions with Affiliates
We may enter into transactions with our affiliates, including the other CPA® REITs, if we believe that doing so is consistent with our investment objectives and we comply with our investment policies and procedures. These transactions may take the form of jointly owned ventures, direct purchases of assets, mergers or another type of transaction. Like us, the other CPA® REITs intend to consider alternatives for providing liquidity for their stockholders some years after they have invested substantially all of the net proceeds from their initial public offerings.
CPA®:17 2008 10-K – 10

We have acquired and expect in the future to acquire investments in ventures with other CPA® REITs. Ventures with affiliates of WPC will be permitted only if a majority of the directors (including a majority of the independent directors) not otherwise interested in the transaction approve the allocation of the transaction among the affiliates as being fair and reasonable to us and the affiliate makes its investment on substantially the same terms and conditions as us.
(d) Financial Information About Geographic Areas
See “Our Portfolio” above and the “Segment Information” footnote of the consolidated financial statements for financial information pertaining to our geographic operations.
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
We will supply to any shareholder, upon written request and without charge, a copy of the Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the SEC.
Item 1A. Risk Factors.
Our business, results of operations, financial condition or our ability to pay distributions at the current rate could be materially adversely affected by the conditions below. The risk factors may have affected, and in the future could affect, our actual operating and financial results and could cause such results to differ materially from those in any forward-looking statements. You should not consider this list exhaustive. New risk factors emerge periodically, and we cannot completely assure you that the factors described below list all material risks to us at any specific point in time.
Future results may be affected by risks and uncertainties including the following:
The current financial and economic crisis could adversely affect our business.
The full magnitude, effects and duration of the current financial and economic crisis cannot be predicted. The primary effects of this crisis on our business through December 31, 2008 have been difficulty in obtaining financing for our investments and increased levels of financial distress at our tenants, with one recently having filed for bankruptcy. Depending on how long and how severe this crisis is, we could in the future experience a number of additional effects on our business, including higher levels of default in the payment of rent by our tenants, additional bankruptcies, and impairments in the value of our property investments. Any of these conditions may negatively affect our earnings, as well as our cash flow and, consequently, our ability to sustain the payment of dividends at current levels.
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
This reduction in available financing currently affects, and if it continues may have a more long-term effect on, our ability to achieve our financial objectives. Among other things, we may be unable to finance future acquisitions, which could cause potential acquisitions to fail to meet our investment criteria or, even if we determine that such criteria are met, reduce our returns until such time, if ever, as we are able to obtain financing for such investments. Even where we are able to obtain financing, higher costs of borrowing may negatively affect our profitability and cash flow. In addition, failure to obtain financing, or obtaining financing at
CPA®:17 2008 10-K – 11

reduced leverage ratios, will adversely affect our ability to achieve diversification in our overall portfolio, as the number of different investments we can make with our capital will be reduced.
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
Our distributions may exceed our cash flow from operations and our GAAP earnings.
The regular quarterly cash distributions we pay are expected to be principally sourced by cash flow from operations. However, during the early stages of the offering and until we invest a significant portion of the offering proceeds, distributions may be sourced in part from offering proceeds. For the year ended December 31, 2008, 86% of our cash distributions were sourced by cash flow from operations, with the remainder sourced from offering proceeds. Our distributions paid to date have exceeded our GAAP earnings and future distributions may do the same, particularly during the early stages of the offering and until we invest a significant portion of the net proceeds. Therefore, for U.S. federal income tax purposes, portions of the distributions we make may represent return of capital to our shareholders.
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
The offering price for shares being offered in our offering and through our distribution reinvestment plan was determined by our board of directors and may not be indicative of the price at which the shares would trade if they were listed on an exchange or were actively traded by brokers.
The offering price of the shares being offered in our offering and through our distribution reinvestment plan was determined by our board of directors in the exercise of its business judgment. This price may not be indicative of the price at which shares would trade if they were listed on an exchange or actively traded by brokers nor of the proceeds that a stockholder would receive if we were liquidated or dissolved or of the value of our portfolio at the time you purchase shares.
A delay in investing funds may adversely affect or cause a delay in our ability to deliver expected returns to investors and may adversely affect our performance.
We have not yet identified most of the assets to be purchased with the proceeds of our offering and our distribution reinvestment plan; therefore, there could be a substantial delay between the time you invest in shares and the time substantially all the proceeds are invested by us. Delays in investing our capital could also arise from the fact that our advisor is simultaneously seeking to locate suitable investments for the other operating CPA® REITs managed by our advisor and its affiliates. We currently expect that, if the entire offering is subscribed for, it may take up to two years after commencement of the offering or one year after the termination of our offering, if later, until our capital is substantially invested. Pending investment, the balance of the proceeds of our offering will be invested in permitted temporary investments, which include short term U.S. government securities, bank certificates of deposit and other short-term liquid investments. The rate of return on those investments, which affects the amount of cash available to make distributions to shareholders, has fluctuated in recent years and most likely will be less than the return obtainable from real property or other investments. Therefore, delays in our ability to invest the proceeds of our offering could adversely affect our ability to pay distributions to our shareholders and adversely affect your total return. If we fail to timely invest the net proceeds of our offering or to invest in quality assets, our ability to achieve our investment objectives could be materially adversely affected. In addition, because we have not identified most of the assets to be purchased with the net proceeds of our offering, uncertainty and risk are increased to you as you will be unable to evaluate the manner in which the net proceeds are to be invested or the economic merits of a particular asset prior to the investment.
We may recognize substantial impairment charges on our properties.
We may incur substantial impairment charges, which we are required to recognize whenever we sell a property for less than its carrying value or we determine that the property has experienced a decline in its carrying value (or, for direct financing leases, that the
CPA®:17 2008 10-K – 12

unguaranteed residential value of the underlying property has declined). By their nature, the timing and extent of impairment charges are not predictable. Impairment charges reduce our net income, although they do not necessarily affect our cash flow from operations.
Stockholders’ equity interests may be diluted.
Our stockholders do not have preemptive rights to any shares of common stock issued by us in the future. Therefore, if we (1) sell shares of common stock in the future, including those issued pursuant to our distribution reinvestment plan, (2) sell securities that are convertible into our common stock, (3) issue common stock in a private placement to institutional investors, or (4) issue shares of common stock to our directors or to WPC and its affiliates for payment of fees in lieu of cash, then existing stockholders and investors purchasing shares in our offering will experience dilution of their percentage ownership in us. Depending on the terms of such transactions, most notably the offer price per share, which may be less than the price paid per share in our offering, and the value of our properties and our other investments, existing stockholders might also experience a dilution in the book value per share of their investment in us.
As a new investor, you will experience substantial dilution in the net tangible book value of your shares equal to the offering costs associated with your shares.
If you purchase our common shares in our offering, you will incur immediate dilution equal to the costs of the offering associated with your shares. This means that the investors who purchase common shares will pay a price per share that substantially exceeds the per share value of our assets after subtracting our liabilities. The costs of our offering are currently unknown and cannot be precisely estimated at this time. The costs will be substantial.
We may not be able to raise sufficient funds in our offering to make investments that will enable us to achieve our portfolio diversification objectives.
Our offering is on a best-efforts basis and is not conditioned on the sale of any minimum number of shares. Our ability to diversify our investments, both geographically and by type of assets purchased, will be limited by the amount of funds at our disposal. The investment of a smaller sum of money will likely result in the acquisition of fewer assets and, accordingly, less diversification of our investment portfolio than the investment of a larger sum in a greater number of assets. The amount we have to invest will depend on the amount to be raised in our offering and through our distribution reinvestment plan and the amount of money we are able to borrow. Lack of diversification will increase the potential adverse effect on us and you of any under-performing investments.
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
You should not rely upon the past performance of other CPA® programs managed by the advisor as an indicator of our future performance. This is particularly true since we may make investments other than in net leased properties of the type that were the focus of prior CPA® programs. We cannot guarantee that we will be able to find suitable investments. Our failure to timely invest the proceeds of our offering, or to invest in quality assets, could diminish returns to investors and our ability to pay distributions to our shareholders.
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
CPA®:17 2008 10-K – 13

appropriately evaluate any investments it may make, the fact that it does not have the same level of experience in evaluating investments outside its core business could result in such investments performing more poorly than long-term net lease investments, which in turn could adversely affect our revenues, net asset values, and distributions to stockholders.
WPC and Carey Financial have recently settled a previously disclosed SEC investigation. If other actions are brought against WPC or Carey Financial, we could be adversely affected.
WPC and Carey Financial have recently settled all matters relating to a previously disclosed SEC investigation, including matters relating to payments by CPA® REITs other than us during 2000-2003 to broker-dealers that distributed the shares of such other CPA® REITs.
Under the settlement, WPC will be required to cause payments to be made to the affected CPA® REITs of approximately $20 million and pay a civil monetary penalty of $10 million. Also, in connection with implementing the settlement, a federal court injunction has been entered against WPC and Carey Financial enjoining them from violating a number of provisions of the federal securities laws. Any further violation of these laws by WPC or Carey Financial could result in civil remedies, including sanctions, fines and penalties, which may be more severe than if the violation had occurred without the injunction being in place. Additionally, if WPC or Carey Financial breaches the terms of the injunction, the SEC may petition the court to vacate the settlement and restore the SEC’s original action to the active docket for all purposes.
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
CPA®:17 2008 10-K – 14

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
Our advisor manages our business and selects our investments. Our advisor has some conflicts of interest in its management of us, which arise primarily from the involvement of our advisor in other activities that may conflict with us and the payment of fees by us to our advisor. Activities in which a conflict could arise between us and our advisor include:
–	the receipt of compensation by our advisor for acquisitions of investments, leases, sales and financing for us, which may cause our advisor to engage in transactions that generate higher fees, rather than transactions that are more appropriate or beneficial for our business;

–	agreements between us and our advisor, including agreements regarding compensation, will not be negotiated on an arm’s-length basis as would occur if the agreements were with unaffiliated third parties;

–	acquisitions of single assets or portfolios of assets from affiliates, including the other operating CPA® REITs, subject to our investment policies and procedures, which may take the form of a direct purchase of assets, a merger or another type of transaction;

–	competition with certain affiliates for investment acquisitions, which may cause our advisor and its affiliates to direct investments suitable for us to other related entities;

–	a decision by our advisor (on our behalf) of whether to hold or sell an asset. This decision could impact the timing and amount of fees payable to our advisor as well as allocations and distributions payable to Carey Holdings pursuant to its special general partner interests. On the one hand, our advisor receives asset management fees and may decide not to sell an asset. On the other hand, Carey Holdings will be entitled to certain profit allocations and cash distributions based upon sales of assets as a result of its operating partnership profits interest;

–	a recommendation by our advisor that we declare distributions at a particular rate because our advisor and Carey Holdings may begin collecting subordinated fees and subordinated distributions once the applicable preferred return rate has been met; and

–	disposition fees based on the sale price of assets and interests in disposition proceeds based on net cash proceeds from sale, exchange or other disposition of assets, may cause a conflict between the advisor’s desire to sell an asset and our plans to hold or sell the asset.
We have limited independence from our advisor.
All of our management functions are performed by officers of our advisor pursuant to our contract with the advisor. Additionally, some of the members of our board of directors, upon consummation of our offering will also be directors of WPC. The independent directors of the other operating CPA® REITs have agreed to review the qualifications of the individuals we elect as our independent directors in order to determine that they satisfy our independence standards. Subject to their satisfying the independence standards, they will be elected to our board to hold office for one year until the next annual meeting of the stockholders. The initial independent directors will be elected by our current sole stockholder for a term of one year until the next annual meeting of the stockholders. Independent directors of other operating CPA® REITs may also serve as our independent directors. As a result of the foregoing, we have limited independence from WPC. This limited independence, combined with Carey Asset Management’s and Carey Holdings’ interests in us, may exacerbate the conflicts of interest described in this section because of the substantial control that our advisor has over us and because of its economic incentives that may differ from those of our stockholders.
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
CPA®:17 2008 10-K – 15

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
Carey Financial will receive selling commissions and a selected dealer fee, all or a portion of which it may re-allow to other dealers, as well as a wholesaling fee in connection with our offering. As sales agent, Carey Financial has certain obligations under the federal securities laws to undertake a due diligence investigation with respect to the parties involved in our offering, including our advisor. Carey Financial’s affiliation with our advisor may cause a conflict of interest for Carey Financial in carrying out its due diligence obligations. While we make certain representations to Carey Financial on which it may rely, Carey Financial has not requested and will not obtain from counsel an opinion to the effect that the prospectus will not include any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements in the prospectus, in the light of the circumstances under which they were made, not misleading.
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
Losses from disaster-type occurrences (such as wars, terrorist activities, floods or earthquakes) may be either uninsurable or not insurable on economically viable terms. Should an uninsured loss or a loss in excess of the limits of our insurance occur, we could lose our capital investment and/or anticipated profits and cash flow from one or more investments, which in turn could cause the value of the shares and distributions to our stockholders to be reduced.
A potential change in United States accounting standards regarding operating leases may make the leasing of facilities less attractive to our potential domestic tenants, which could reduce overall demand for our leasing services.
Under Statement of Financial Accounting Standard No. 13, Accounting for Leases, a lease is classified by a tenant as a capital lease if the significant risks and rewards of ownership are considered to reside with the tenant. This situation is considered to be met if, among other things, the non-cancelable lease term is more than 75% of the useful life of the asset or if the present value of the minimum lease payments equals 90% or more of the leased property’s fair value. Under capital lease accounting for a tenant, both the leased asset and liability are reflected on their balance sheet. If the lease does not meet any of the criteria for a capital lease, the lease is considered an operating lease by the tenant, and the obligation does not appear on the tenant’s balance sheet; rather the contractual future minimum payment obligations are only disclosed in the footnotes thereto. Thus, entering into an operating lease can appear to enhance a tenant’s balance sheet in comparison to direct ownership. In 2005, the SEC conducted a study of off-balance-sheet financing which, among other areas, included lease accounting. This study raised concerns that the current accounting model does not clearly portray the resources and obligations arising from long-term lease transactions with sufficient transparency. In July 2006, the Financial Accounting Standards Board and the International Accounting Standards Board announced a joint project to re-evaluate lease accounting. Changes to the accounting guidance could affect both our accounting for leases as well as that of our current and potential customers. These changes may affect how the real estate leasing business is conducted both domestically and internationally. For example, if the accounting standards regarding the financial statement classification of operating leases are revised, then companies may be less willing to enter into leases in general or desire to enter into leases with shorter terms because the apparent benefits to their balance sheets could be reduced or eliminated. This in turn could make it more difficult for us to enter leases on terms we find favorable.
CPA®:17 2008 10-K – 16

Our net tangible book value may be adversely affected if we are required to adopt the fair value accounting provisions of SOP 07-1.
In June 2007, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”). SOP 07-1 addresses when the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” must be applied by an entity and whether investment company accounting must be retained by a parent company in consolidation or by an investor in the application of the equity method of accounting. In addition, SOP 07-1 includes certain disclosure requirements for parent companies and equity method investors in investment companies that retain investment company accounting in the parent company’s consolidated financial statements or the financial statements of an equity method investor. In February 2008, FSP SOP 07-1-1 was issued to delay the indefinitely the effective date of SOP 07-1 and prohibit adoption of SOP 07-1 for an entity that has not early adopted SOP 07-1 before issuance of the final FSP. We are currently assessing the potential impact that the adoption of this statement may have on our financial position and results of operations if we were required to adopt it.
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
We do not intend to register as an investment company under the Investment Company Act of 1940, as amended. If we were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things:
–	limitations on capital structure;

–	restrictions on specified investments;

–	prohibitions on transactions with affiliates; and

–	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly increase our operating expenses.
In general, we expect to be able to rely on the exemption from registration provided by Section 3(c)(5)(C) of the Investment Company Act. In order to qualify for this exemption, at least 55% of our portfolio must be comprised of real property and mortgages and other liens on an interest in real estate (collectively, “qualifying assets”) and at least 80% of our portfolio must be comprised of real estate-related assets. Qualifying assets include mortgage loans, mortgage-backed securities that represent the entire ownership in a pool of mortgage loans and other interests in real estate. In order to maintain our exemption from regulation under the Investment Company Act, we must continue to engage primarily in the business of buying real estate, and these investments must be made within a year after our offering ends. If we are unable to invest a significant portion of the proceeds of our offering in properties within one year of the termination of our offering, we may be able to avoid being required to register as an investment company by temporarily investing any unused proceeds in government securities with low returns. This would reduce the cash available for distribution to stockholders and possibly lower your returns.
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
CPA®:17 2008 10-K – 17

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
We may use derivative financial instruments to hedge against interest rate and currency fluctuations, which could reduce the overall returns on your investment.
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
CPA®:17 2008 10-K – 18

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
The bankruptcy or insolvency of tenants or borrowers may cause a reduction in revenue.
Bankruptcy or insolvency of a tenant or borrower could cause:
–	the loss of lease or interest payments;

–	an increase in the costs incurred to carry the asset;

–	a reduction in the value of our shares; and

–	a decrease in distributions to our stockholders.
Under U.S. bankruptcy law, a tenant who is the subject of bankruptcy proceedings has the option of assuming or rejecting any unexpired lease. If the tenant rejects the lease, any resulting claim we have for breach of the lease (excluding collateral securing the claim) will be treated as a general unsecured claim. The maximum claim will be capped at the amount owed for unpaid rent prior to the bankruptcy unrelated to the termination, plus the greater of one year’s lease payments or 15% of the remaining lease payments payable under the lease (but no more than three years’ lease payments). In addition, due to the long-term nature of our leases and, in some cases, terms providing for the repurchase of a property by the tenant, a bankruptcy court could recharacterize a net lease transaction as a secured lending transaction. If that were to occur, we would not be treated as the owner of the property, but might have rights as a secured creditor. Those rights would not include a right to compel the tenant to timely perform its obligations under the lease but may instead entitle us to “adequate protection,” a bankruptcy concept that applies to protect against a decrease in the value of the property if the value of the property is less than the balance owed to us.
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
We and other CPA® programs managed by our advisor or its affiliates have had tenants file for bankruptcy protection and are involved in litigation (including several international tenants). Four prior CPA® programs reduced the rate of distributions to their investors as a result of adverse developments involving tenants.
Similarly, if a borrower under one of our loan transactions declares bankruptcy, there may not be sufficient funds to satisfy its payment obligations to us, which may adversely affect our revenue and distributions to our stockholders. The mortgage loans in which we may invest and the mortgage loans underlying the mortgage-backed securities in which we may invest may be subject to delinquency, foreclosure and loss, which could result in losses to us.
We currently have one tenant, Wagon Automotive GmbH, that is operating under bankruptcy protection. This tenant and its affiliate, Wagon Automotive Nagold GmbH, contributed $0.8 million and $0.9 million, respectively, of our annual lease revenue as of December 31, 2008, respectively. As a result of the bankruptcy filing, the lender of the non-recourse mortgage financing on both properties has exercised its right to retain all payments under the leases, if any. While Wagon Automotive GmbH was current on its rent as of December 31, 2008, it has since ceased making rent payments. Wagon Automotive Nagold GmbH, which has not filed for bankruptcy, continues to meet its obligations under the lease.
Our leases may permit tenants to purchase a property at a predetermined price, which could limit our realization of any appreciation.
Based upon our advisor’s past experience, we expect that significant number of our future leases will include provisions under which the tenant will have a right to purchase the property it leases. The purchase price may be a predetermined fixed price or based on the market value at the time of exercise, or it may be based on a formula or it may be based on market value at the time of exercise. If a
CPA®:17 2008 10-K – 19

tenant exercises its right to purchase the property and the property’s market value has increased beyond that price, we would be limited in fully realizing the appreciation on that property. Additionally, if the price at which the tenant can purchase the property is less than our purchase price or carrying value (for example, where the purchase price is based on an appraised value), we may incur a loss.
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
We are subject, in part, to the risks of real estate ownership which could reduce the value of our properties.
Our performance and asset value is, in part, subject to risks incident to the ownership and operation of real estate, including:
–	changes in the general economic climate;

–	changes in local conditions such as an oversupply of space or reduction in demand for real estate;

–	changes in interest rates and the availability of financing; and

–	changes in laws and governmental regulations, including those governing real estate usage, zoning and taxes.
We may have difficulty selling or re-leasing our properties.
Real estate investments generally lack liquidity compared to other financial assets and this lack of liquidity will limit our ability to quickly change our portfolio in response to changes in economic or other conditions. The leases we may enter into or acquire may be for properties that are specially suited to the particular needs of the tenant. With these properties, if the current lease is terminated or not renewed, we may be required to renovate the property or to make rent concessions in order to lease the property to another tenant. In addition, if we are forced to sell the property, we may have difficulty selling it to a party other than the tenant due to the special purpose for which the property may have been designed. These and other limitations may affect our ability to sell properties without adversely affecting returns to our stockholders.
Potential liability for environmental matters could adversely affect our financial condition.
We expect to invest in real properties historically used for industrial, manufacturing, and commercial purposes. We therefore may own properties that have known or potential environmental contamination as a result of historical or ongoing operations. Buildings and structures on the properties we purchase may have known or suspected asbestos-containing building materials. We may invest in properties located in countries that have adopted laws or observe environmental management standards that are less stringent than those generally followed in the United States, which may pose a greater risk that releases of hazardous or toxic substances have occurred to the environment. Leasing properties to tenants that engage in these activities, and owning properties historically and currently used for industrial, manufacturing, and commercial purposes, will cause us to be subject to the risk of liabilities under environmental laws. Some of these laws could impose the following on us:
–	Responsibility and liability for the cost of investigation, removal or remediation of hazardous or toxic substances released on or from our property, generally without regard to our knowledge of, or responsibility for, the presence of these contaminants.
CPA®:17 2008 10-K – 20

–	Liability for claims by third parties based on damages to natural resources or property, personal injuries, or costs of removal or remediation of hazardous or toxic substances in, on, or migrating from our property.

–	Responsibility for managing asbestos-containing building materials, and third-party claims for exposure to those materials.
Our costs of investigation, remediation or removal of hazardous or toxic substances, or for third-party claims for damages, may be substantial. The presence of hazardous or toxic substances on one of our properties, or the failure to properly remediate a contaminated property, could give rise to a lien in favor of the government for costs it may incur to address the contamination or otherwise adversely affect our ability to sell or lease the property or to borrow using the property as collateral. While we will attempt to mitigate identified environmental risks by requiring tenants contractually to acknowledge their responsibility for complying with environmental laws and to assume liability for environmental matters, circumstances may arise in which a tenant fails, or is unable, to fulfill its contractual obligations. In addition, environmental liabilities, or costs or operating limitations imposed on a tenant to comply with environmental laws, could affect its ability to make rental payments to us.
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
The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of the property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by the risks particular to real property described above, as well as, among other things:
–	tenant mix;

–	success of tenant businesses;

–	property management decisions;

–	property location and condition;

–	competition from comparable types of properties;

–	changes in specific industry segments;

–	declines in regional or local real estate values, or rental or occupancy rates; and

CPA®:17 2008 10-K — 21

–	increases in interest rates, real estate tax rates and other operating expenses.
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

CPA®:17 2008 10-K — 22

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
We may invest in B Notes. A B Note is a mortgage loan typically (i) secured by a first mortgage on a single large commercial property or group of related properties and (ii) subordinated to an A Note secured by the same first mortgage on the same collateral. As a result, if a borrower defaults, there may not be sufficient funds remaining for B Note owners after payment to the A Note owners. B Notes reflect similar credit risks to comparably rated CMBS. However, since each transaction is privately negotiated, B Notes can vary in their structural characteristics and risks. For example, the rights of holders of B Notes to control the process following a borrower default may be limited in certain investments. We cannot predict the terms of each B Note investment. Further, B Notes typically are secured by a single property, and so reflect the increased risks associated with a single property compared to a pool of properties. B Notes also are less liquid than CMBS, thus we may be unable to dispose of underperforming or non-performing investments. The higher risks associated with our subordinate position in B Note investments could subject us to increased risk of losses.
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

CPA®:17 2008 10-K — 23

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
Our investments in debt securities involve special risks. REITs generally are required to invest substantially in real estate or real estate-related assets and are subject to the inherent risks associated with real estate-related investments discussed in this prospectus. Our investments in debt are subject to the risks described above with respect to mortgage loans and mortgage backed securities and similar risks, including:
–	risks of delinquency and foreclosure, and risks of loss in the event thereof;

–	the dependence upon the successful operation of and net income from real property;

–	risks generally incident to interests in real property; and

–	risk that may be presented by the type and use of a particular commercial property.
Debt securities are generally unsecured and may also be subordinated to other obligations of the issuer. We may also invest in debt securities that are rated below investment grade. As a result, investment in debt securities are also subject to risks of:
–	limited liquidity in the secondary trading market;

–	substantial market price volatility resulting from changes in prevailing interest rates;

–	subordination to the prior claims of banks and other senior lenders to the issuer;

–	the operation of mandatory sinking fund or call/redemption provisions during periods of declining interest rates that could cause the issuer to reinvest premature redemption proceeds in lower yielding assets;

–	the possibility that earnings of the debt security issuer may be insufficient to meet its debt service; and

–	the declining creditworthiness and potential for insolvency of the issuer of such debt securities during periods of rising interest rates and economic downturn.
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

CPA®:17 2008 10-K — 24

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
The lack of an active public trading market for our shares combined with the limit on the number of our shares a person may own may discourage a takeover and make it difficult for shareholders to sell shares quickly.
There is no active public trading market for our shares, and we do not expect there will ever be one. Our articles of incorporation also prohibit the ownership by one person or affiliated group of more than 9.8% in value of our stock or more than 9.8% in value or number, whichever is greater, of our common stock, unless exempted by our board of directors, to assist us in meeting the REIT qualification rules, among other things. This limit on the number of our shares a person may own may discourage a change of control of us and may inhibit individuals or large investors from desiring to purchase your shares by making a tender offer for your shares through offers financially attractive to you. Moreover, you should not rely on our redemption plan as a method to sell shares promptly because our redemption plan includes numerous restrictions that limit your ability to sell your shares to us, and our board of directors may amend, suspend or terminate our redemption plan. In particular, the redemption plan provides that we may redeem shares only if we have sufficient funds available for redemption and to the extent the number of shares for which redemption is requested does not exceed five percent of the total number of our shares outstanding on a rolling 12-month period, measured from the beginning of the redemption period. Therefore, it will be difficult for you to sell your shares promptly or at all. In addition, the price received for any shares sold prior to a liquidity event is likely to be less than the proportionate value of the real estate we own. Investor suitability standards imposed by certain states may also make it more difficult to sell your shares to someone in those states. The shares should be purchased as a long-term investment only.
Failing to qualify as a REIT would adversely affect our operations and ability to make distributions.
If we fail to qualify as a REIT in any taxable year, we would be subject to U.S. federal income tax on our net taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year we lost our REIT qualification. Losing our REIT qualification would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability, and we would no longer be required to make distributions. We might be required to borrow funds or liquidate some investments in order to pay the applicable tax. Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which there are only limited judicial and administrative interpretations. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. In order to qualify as a REIT, we must satisfy a number of requirements regarding the composition of our assets and the sources of our gross income. Also, we must make distributions to our stockholders aggregating annually at least 90% of our net taxable income, excluding net capital gains. Because we intend to make investments in foreign real property, we are subject to foreign currency gains and losses. Foreign currency gains are qualifying income for purposes of the REIT income requirements provided that the underlying income satisfies the REIT income requirements. In addition, legislation, new regulations, administrative interpretations or court decisions may adversely affect our investors, our ability to qualify as a REIT for U.S. federal income tax purposes or the desirability of an investment in a REIT relative to other investments.
If our distributions exceed our available cash from operations, we will fund distributions from other sources, which could reduce the funds we have available for investments and your overall return.
The amount of any distributions we may make is uncertain. It is possible that we could make distributions in excess of our earnings and profits and, accordingly, that such distributions could constitute a return of capital for U.S. federal income tax purposes. It is also possible that we will make distributions in excess of our income as calculated in accordance with generally accepted accounting principles, as adjusted for non-cash expenses such as depreciation and amortization. We expect to fund distributions principally from available cash from operations, however, during periods before we have substantially invested the net proceeds from our offering, if our properties are not generating sufficient cash flow or our other expenses require it, we may need to sell properties or other assets, incur indebtedness or use offering proceeds if necessary to satisfy the REIT requirement that we distribute at least 90% of our net taxable income, excluding net capital gains, and to avoid the payment of income and excise taxes. If we fund distributions from

CPA®:17 2008 10-K — 25

financings, then such financings will need to be repaid and if we fund distributions from offering proceeds, then we will have fewer funds available for the acquisition of properties, which may affect our ability to generate future cash flows from operations and, therefore, reduce your overall return. These risks will be greater for persons who acquire our shares relatively early in our offering, before a significant portion of the offering proceeds have been invested.
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
The maximum U.S. federal income tax rate for dividends payable by domestic corporations to taxable U.S. stockholders (as such term is defined under “United States Federal Income Tax Considerations” below) is 15% (through 2010, under current law). Dividends payable by REITs, however, are generally not eligible for the reduced rates, except to the extent that they are attributable to dividends paid by a taxable REIT subsidiary or a C corporation, or relate to certain other activities. This is because qualifying REITs receive an entity level tax benefit from not having to pay U.S. federal income tax on their net income. As a result, the more favorable rates applicable to regular corporate dividends could cause stockholders who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock. In addition, the relative attractiveness of real estate in general may be adversely affected by the reduced U.S. federal income tax rates applicable to corporate dividends, which could negatively affect the value of our properties.
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

CPA®:17 2008 10-K — 26

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
Maryland law could restrict change in control.
Provisions of Maryland law applicable to us prohibit business combinations with:
–	any person who beneficially owns 10% or more of the voting power of outstanding shares, referred to as an interested stockholder;

–	an affiliate who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of our outstanding shares, also referred to as an interested stockholder; or

–	an affiliate of an interested stockholder.
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
If you are investing the assets of a pension, profit sharing, 401(k), Keogh or other retirement plan, IRA or any other employee benefit plan subject to ERISA or Section 4975 of the Code in us, you should consider:
–	whether your investment is consistent with the applicable provisions of ERISA and the Internal Revenue Code;

–	whether your investment will produce unrelated business taxable income, referred to as UBTI, to the benefit plan; and

–	your need to value the assets of the benefit plan annually.
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

CPA®:17 2008 10-K — 27

meaning of ERISA) with respect to a purchase by a benefit plan and, therefore, unless an administrative or statutory exemption applies in the event such persons are fiduciaries (within the meaning of ERISA) with respect to your purchase, shares should not be purchased.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our principal offices are located at 50 Rockefeller Plaza, New York, NY 10020. The lease for our primary corporate office space expires in 2016. We believe that this lease is suitable for our operations for the foreseeable future. We also maintain regional offices in Dallas, Texas; Amsterdam, the Netherlands and London, United Kingdom.
See Item 1, “Business – Our Portfolio” for a discussion of the properties we hold and Part II, Item 8, “Financial Statements and Supplemental Data – Schedule III – Real Estate and Accumulated Depreciation” for a detailed listing of such properties.
Item 3. Legal Proceedings.
As of December 31, 2008, we were not involved in any material litigation.
Item 4. Submission of Matters to a Vote of Security Holders.
No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2008.

CPA®:17 2008 10-K — 28

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
There is no active public trading market for our shares. As of March 18, 2009, there were 14,946 holders of record of our shares.
Distributions
We are required to distribute annually at least 90% of our distributable REIT net taxable income to maintain our status as a REIT. Our board of directors approved our first quarterly distribution in November 2007. Quarterly distributions declared for the past two years are as follows:

	2008	2007
First quarter	$0.1375	$—
Second quarter	0.1375	—
Third quarter	0.1390	—
Fourth quarter	0.1438	0.0792

	$0.5578	$0.0792

Unregistered Sales of Equity Securities
(a)	For the three months ended December 31, 2008, we issued 37,429 restricted shares of our common stock to the advisor as consideration for asset management fees. These shares were issued at $10.00 per share, which represents our initial offering price. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(2) of the Securities Act, the shares issued were deemed to be exempt from registration. In acquiring our shares, the advisor represented that such interests were being acquired by it for the purposes of investment and not with a view to the distribution thereof. We previously reported sales of unregistered shares during 2008 in our prior filings. There were no such sales of unregistered shares in 2007.

(b)	We intend to use the net proceeds of our offering to invest in a diversified portfolio of income-producing commercial properties and other real estate related assets. The use of proceeds from our offering of common stock, which commenced in December 2007 pursuant to a registration statement (No. 333-140842) that was declared effective in November 2007, is as follows at December 31, 2008 (in thousands except share amounts):

Shares registered	200,000,000
Aggregate price of offering amount registered	$2,000,000
Shares sold (a)	34,264,848
Aggregated offering price of amount sold	$342,374
Direct or indirect payments to directors, officers, general partners of the issuer or their associates; to persons owning ten percent or more of any class of equity securities of the issuer; and to affiliates of the issuer	(34,114)
Direct or indirect payments to others	(4,358)

Net offering proceeds to the issuer after deducting expenses	303,902
Purchases of real estate, equity investments in real estate and real estate related assets, net of mortgage financing	(150,718)

Temporary investments in cash and cash equivalents	$153,184

(a)	Excludes shares issued to affiliates, including our advisor, and excludes shares issued pursuant to our distribution reinvestment and stock purchase plan.

CPA®:17 2008 10-K — 29

Item 6. Selected Financial Data.
The following selected financial data should be read in conjunction with the consolidated financial statements and related notes in Item 8:
(In thousands except per share amounts)

		Period ended
	December 31, 2008	December 31, 2007(a)
Operating Data
Total revenues	$9,684	$—
Net loss	(1,247)	(106)
Loss per share	(0.07)	(4.76)
Cash distributions paid	5,196	—
Cash distributions declared per share	0.5578	0.0792
Payment of mortgage principal (b)	540	—

Balance Sheet Data
Total assets	$479,072	$2,944
Long-term obligations (c)	137,181	—

(a)	For the period from inception (February 20, 2007) to December 31, 2007.

(b)	Represents scheduled mortgage principal paid.

(c)	Represents mortgage obligations and deferred acquisition fee installments.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Executive Overview
Business Overview
As described in more detail in Item 1 of this Report, we are a real estate investment trust (“REIT”) that invests in commercial properties leased to companies domestically and internationally. We earn revenue principally by leasing real estate, primarily on a triple net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, contractual rent increases, tenant defaults and sales of properties. As of December 31, 2008, our real estate portfolio consisted of our full or partial ownership interest in 18 fully occupied properties leased to 8 tenants, totaling approximately 4 million square feet (on a pro rata basis). We were formed in 2007 and are managed by W. P. Carey & Co. LLC and its subsidiaries.
Highlights
Highlights during 2008
–	Raised $342 million in our public offering during 2008 (in total, more than $405 million through March 23, 2009).

–	Completed five domestic investments and two German investments at a total cost of $278.3 million, inclusive of minority interest of $52.3 million. In May 2008, we exercised a purchase option to acquire an additional interest in a venture that leases certain domestic properties for a total cost of $23.7 million, such that our total interest in the venture is now 50%.

–	Acquired CMBS investments for a total cost of $20 million.

–	Obtained non-recourse mortgage financing of $139.7 million, inclusive of minority interest of $20.6 million. In addition, our share of financing obtained by a venture which we account for under the equity method of accounting totaled $19.7 million.

–	One of our tenants, Wagon Automotive GmbH, filed for bankruptcy in Germany in December 2008. Wagon Automotive GmbH and its affiliate, Wagon Automotive Nagold GmbH, contributed $0.8 million and $0.9 million of lease revenues for 2008, respectively. We are closely monitoring this situation.

–	We recognized an other than temporary impairment charge of $2.1 million on our equity investment in real estate to reduce the carrying value of our investment to its estimated fair value.

–	We recognized an unrealized loss of $1.4 million, inclusive of minority interest of $0.5 million, to write down the value of an embedded credit derivative.

CPA®:17 2008 10-K — 30

•	Our daily distribution for the fourth quarter of 2008 increased to $0.0015625, or an annualized yield of 5.75%. In December 2008, our board of directors approved the daily distribution for the first quarter of 2009 of $0.001736, or an annualized yield of 6.25%.
Financial Highlights
(in thousands)

		Period from inception
		(February 20, 2007)
	Year Ended	through
	December 31, 2008	December 31, 2007
Total revenues	$9,684	$—
Net loss (a)	(1,247)	(106)
Cash flow from (used in) operating activities	4,443	(17)

(a)	Net loss in 2008 reflects an other than temporary impairment charge of $2.1 million recognized on our equity investment in real estate and an unrealized loss of $1.4 million, inclusive of minority interest of $0.5 million, to write down the value of an embedded credit derivative.
Management considers the performance metrics listed above as well as certain non-GAAP performance metrics to be important measures in the evaluation of our results of operations, liquidity and capital resources. Management evaluates our results of operations with a primary focus on the ability to generate cash flow necessary to meet our objectives of funding distributions to shareholders and increasing equity in our real estate.
Current Developments and Trends
Significant business developments that occurred during 2008 are detailed in the Significant Developments during 2008 section of Item 1 of this Report.
The deterioration in the credit and real estate financing markets that began in the second half of 2007 continued and substantially worsened in 2008, resulting in a severe financial and economic crisis that persists at the date of this Report and is likely to continue for a significant period of time. The full magnitude, effects and duration of the current financial and economic crisis cannot be predicted. The primary effects of this crisis on our business through December 31, 2008 have been difficulty in obtaining financing for our investments and increased levels of financial distress at our tenants, with one recently filing for bankruptcy. The level of market volatility necessarily renders any discussion of current trends highly uncertain. Nevertheless, our view as of the date of this Report of current trends is presented below:
Investment Opportunities
In times such as the present, when financing is difficult to obtain, we believe sale-leaseback transactions can often be a more attractive alternative for a corporation to raise capital, which may result in increased and more attractive investment opportunities for us. As a result of the continued deterioration in the credit and real estate financing markets, we believe there has been a decrease in the level of competition for the investments we make, both domestically and internationally.
While the difficult financing markets have limited our ability to complete transactions, we are beginning to see increasingly attractive pricing on sale-leaseback investment opportunities, such that we may be able to achieve desired returns that would allow us to complete some transactions during 2009 without financing. We believe the pricing improvements are due, in part, to the continued deterioration in the credit markets, which has made obtaining financing for most companies extremely difficult. Overall, our investment volume will continue to be negatively affected by the lack of financing available in the marketplace.
Certain of the sale-leaseback opportunities in which we invest arise in connection with private equity transactions. While private equity firms have raised a significant amount of capital for investment in recent periods, transaction volume has decreased significantly in part as a result of the deterioration in the credit financing markets. As a result, our participation in new private equity transactions has also decreased. While this is likely to affect us in the near term, we believe that attractive investment opportunities, including future participation in either new private equity transactions or transactions with existing portfolio companies owned by private equity firms, will be available to us once greater stability returns to the marketplace.

CPA®:17 2008 10-K — 31

International investments make up a significant portion of our investment activity. For 2008, international investments accounted for 42% of our total real estate investments. We currently expect international transactions to continue to comprise a significant portion of our investments, although the percentage of international investments in any given period may vary substantially. Other markets, particularly in Europe, where all of our international investments have been made, have also been severely affected by the current financial and economic downturn.
Financing Conditions
The real estate financing markets continued to deteriorate during 2008, and we believe they are worse at the date of this Report than at any point during 2008. Current market conditions make it increasingly difficult to finance investments both domestically and internationally. We expect these conditions to continue in the near term and cannot predict when these markets will recover. At present, financing for larger transactions and for certain property types is not available. However, as described above, pricing on potential sales-leaseback transactions is starting to improve and may allow us to complete some transactions without financing.
Fundraising
We began fundraising in December 2007 and have raised more than $405 million through March 23, 2009. Fundraising trends are very difficult to predict, particularly in the current economic environment. We experienced a decline in the pace of fundraising toward the end of 2008 but have seen a slight increase so far in 2009, albeit not to the levels reached prior to September 2008. During 2008, we added to the number of selected dealers for our offering; however, we do not expect these additional outlets to account for a material percentage of our sales in the near term. To the extent we complete investments without financing, we will need to continue to raise significant funds to keep making investments, and our ability to take advantage of investment opportunities may be limited by the extent of our fundraising.
Commercial Real Estate
Over the last several years, commercial real estate values rose significantly as a result of the relatively low long-term interest rate environment and aggressive credit conditions. As a result of worsening credit conditions during 2008, we are seeing asset values decline across all asset types and expect that the value of our real estate investments will decline as well. We also currently expect individual tenant credits to deteriorate as a result of current market conditions. In addition, falling asset values combined with difficult financing conditions will make it more difficult for us if we encounter situations where we need to re-tenant or sell properties. We generally enter into long term leases with our tenants to mitigate the impact that fluctuations in interest rates have on the values of our real estate assets.
Corporate Defaults
We expect that corporate defaults may increase during 2009, which will require more intensive management of the assets we own. We believe that our emphasis on ownership of assets that are critically important to a tenant’s operations mitigates, to some extent, the risk of a tenant defaulting on its lease, both in general and upon filing for bankruptcy protection. In addition, we attempt to diversify our portfolio by tenant and tenant industry to mitigate the effect of tenant defaults. However, even where defaults do not occur, a tenant’s credit profile may deteriorate, which in turn could affect the value of the lease asset and may require us to incur impairment charges on properties we own, even where the tenant is continuing to make the required lease payments. Furthermore, a tenant may reject our lease in bankruptcy, which could subject us to losses as the property may be worth less without the lease.
In December 2008, Wagon PLC, the parent of our tenants Wagon Automotive GmbH and Wagon Automotive Nagold GmbH and a guarantor of their obligations under the leases, filed for bankruptcy in the United Kingdom for itself and certain of its subsidiaries based in the United Kingdom, and Wagon Automotive GmbH filed for bankruptcy in Germany. To date, Wagon Automotive Nagold GmbH has not yet filed for bankruptcy. Wagon Automotive GmbH and Wagon Automotive Nagold GmbH, which operate in the automobile industry, contributed $0.8 million and $0.9 million of our lease revenues for 2008, respectively, and lease property from us with an aggregate carrying value of $54.9 million as of December 31, 2008.
We closely monitor tenant performance for our portfolio through review of financial statements, meetings with management and review of financial covenant compliance where we have financial covenants. We have seen an increase in the level of stress of tenants in certain industries, including among the automobile industry. We have also seen that consumer-related industries are feeling the effects of the slowing economy, as well as businesses that have operated with relatively higher levels of leverage. While we have a limited number of tenants, we believe that our portfolio is reasonably well diversified. Our portfolio does not have any tenants in the financial services industry.
We also closely monitor rent delinquencies as a precursor to a potential default. We have seen a small increase in rent delinquencies recently and have devoted additional resources to enhance tenant monitoring and rent collection activities. Nevertheless, we expect in the next year that there may be additional corporate defaults in our portfolio.

CPA®:17 2008 10-K — 32

Commercial Mortgage-Backed Securities
We acquired several CMBS investments in the second quarter of 2008 for an aggregate cost of $20 million, representing a $13.3 million discount to their face value at the time of acquisition. These investments have final expected payout dates ranging from 2017 to 2020. We have designated these investments as held to maturity securities and carry them at amortized cost as we have both the intent and ability to hold these securities to maturity. The current credit crisis and heightened turmoil in the financial markets have resulted in a severe lack of liquidity for these types of investments, which has made it very difficult to value such investments. The fair value of our CMBS investments has decreased to $4.6 million as of December 31, 2008. Until these markets recover we expect that values for CMBS investments will remain subject to continued volatility.
We actively monitor the performance of the underlying properties and loans in our CMBS investments and update our pricing model to reflect changes in projected cash flows. As of December 31, 2008, we have not experienced any significant changes in the predicted cash flows for these investments in either the timing or amount of payments to be made under such investments. If we were to experience significant deterioration in the predicted cash flows for these investments, we may be required to write down the carrying value of these investments to their estimated fair value.
Consumer Price Index (“CPI”)
Our leases generally have rent increases based on formulas indexed to increases in the CPI or other similar indices for the jurisdiction in which the property is located. While inflation rates in the U.S. and the Euro zone have generally increased in recent history, these rates are currently declining rapidly, which we expect will result in a reduction in rent increases in our portfolio in the future.
Exchange Rate Movements
We have foreign investments and as a result are subject to risk from the effects of exchange rate movements. Our results of foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to foreign currencies. Significant continued deterioration in the value of the Euro, such as has occurred in early 2009, may have an adverse impact on our results of operations in the future. Investments denominated in the Euro accounted for approximately 37% of our annualized lease revenues at December 31, 2008.
How Management Evaluates Results of Operations
Management evaluates our results of operations with a primary focus on the ability to generate cash flow necessary to meet our objectives of funding distributions to shareholders and increase our equity in our real estate. As a result, management’s assessment of operating results gives less emphasis to the effect of unrealized gains and losses, which may cause fluctuations in net income for comparable periods but have no impact on cash flows, and to other non-cash charges, such as depreciation and impairment charges.
Management considers cash flows from operating activities, cash flows from investing activities, cash flows from financing activities and certain non-GAAP performance metrics to be important measures in the evaluation of our results of operations, liquidity and capital resources. Cash flows from operating activities are sourced primarily from long-term lease contracts. Such leases are generally triple net and mitigate, to an extent, our exposure to certain property operating expenses. Management’s evaluation of the amount and expected fluctuation of cash flows from operating activities is essential in assessing our ability to fund operating expenses, service debt and fund distributions to shareholders.
Management considers cash flows from operating activities plus cash distributions from equity investments in real estate in excess of equity income as a supplemental measure of liquidity in evaluating our ability to sustain distributions to shareholders. Management considers this measure useful as a supplemental measure to the extent the source of distributions in excess of equity income in real estate is the result of non-cash charges, such as depreciation and amortization, because it allows management to evaluate such cash flows from consolidated and unconsolidated investments in a comparable manner. In deriving this measure, cash distributions from equity investments in real estate that are sourced from the sales of the equity investee’s assets or refinancing of debt are excluded because they are deemed to be returns of investment and not returns on investment.
Management focuses on measures of cash flows from investing activities and cash flows from financing activities in its evaluation of our capital resources. Investing activities typically consist of the acquisition or disposition of investments in real property and the funding of capital expenditures with respect to real properties. Financing activities primarily consist of the payment of distributions to shareholders, obtaining non-recourse mortgage financing, generally in connection with the acquisition or refinancing of properties, and making mortgage principal payments. Our financing strategy is to purchase substantially all of our properties with a combination of equity and non-recourse mortgage debt. A lender on a non-recourse mortgage loan generally has recourse only to the property collateralizing such debt and not to any of our other assets. We expect that this strategy will allow us to diversify our portfolio of

CPA®:17 2008 10-K — 33

properties and, thereby, limit our risk. However, because of current conditions in credit markets, obtaining financing is at present very difficult and we may complete transactions without obtaining financing. In the event that a balloon payment comes due, we may seek to refinance the loan, restructure the debt with existing lenders, or evaluate our ability to pay the balloon payment from our cash reserves or sell the property and use the proceeds to satisfy the mortgage debt.
Results of Operations
We are a newly formed company and have a limited operating history. We acquired our first consolidated investment in June 2008. Therefore, the results of operations presented below for the year ended December 31, 2008 are not expected to be representative of future results because we anticipate that our asset base will increase substantially as we continue to raise capital and invest the proceeds of our initial public offering. As our asset base increases, revenues and general and administrative and property expenses as well as depreciation are expected to increase. Interest expense is expected to increase as we continue to obtain mortgage financing for our investments.
We are dependent upon proceeds received from the offering to conduct our proposed activities. The capital required to make investments will be obtained from the offering and from any mortgage indebtedness that we may incur in connection with our investment activity.
Our operations consist primarily of the investment in and the leasing of commercial real estate. We completed our first real estate investment in June 2008. Management’s evaluation of the sources of lease revenues for 2008 is as follows (in thousands):

2008
Rental income	$6,630
Interest income from direct financing leases	1,392

$8,022

We earned net lease revenues (i.e., rental income and interest income from direct financing leases) from our direct ownership of real estate from the following lease obligations (in thousands):

2008
Actebis Peacock GmbH (a)(b)	$2,065
Life Time Fitness, Inc.	1,712
Wagon Automotive GmbH and Wagon Automotive Nagold GmbH (a)(b)(c)	1,695
Laureate Education, Inc.	1,325
Sabre Communications Corporation and Cellxion, LLC	1,083
Flexmag Industries, Inc.	130
Frontier Spinning Mills, Inc. (a)(d)	12

$8,022

(a)	These revenues are generated in consolidated ventures with affiliates and include lease revenues applicable to minority interests totaling $1.2 million.

(b)	Revenue amounts are subject to fluctuations in foreign currency exchange rates.

(c)	Wagon Automotive GmbH filed for bankruptcy in Germany in December 2008.

(d)	We acquired this investment in December 2008.
In addition, we recognize income from an equity investment in real estate of which lease revenues are a significant component. Total net lease revenues from this venture (not our proportionate share) were $3.3 million in 2008. We increased our interest in this investment from 0.01% to 50% in May 2008.
Lease Revenues
Our net leases generally have rent increases based on formulas indexed to increases in the CPI or other similar indices for the jurisdiction in which the property is located, sales overrides, or other periodic increases, which are designed to increase lease revenues in the future. We own international investments and expect lease revenue from our international investments to fluctuate in the future in connection with exchange rate movements in foreign currencies.

CPA®:17 2008 10-K — 34

For the year ended December 31, 2008, we recognized lease revenues of $8 million as a result of our investment activity during 2008.
Interest Income from Commercial Mortgage-Backed Securities
For the year ended December 31, 2008, we earned interest income of $1.7 million from CMBS investments that we entered into during 2008.
Depreciation and Amortization
For the year ended December 31, 2008, we incurred depreciation and amortization expense of $1.8 million related to the investments we entered into during 2008.
General and Administrative
For the year ended December 31, 2008, general and administrative expense totaled $2 million, primarily consisting of professional fees and business development expenses. Professional fees totaled $1.1 million for the year ended December 31, 2008 and were attributable to legal and accounting fees and investor-related costs incurred in the ordinary course of our business. Business development costs of $0.7 million primarily reflect costs incurred in connection with potential investments that ultimately were not consummated. We expect that we may continue to incur significant costs in connection with unconsummated investments, particularly in the current uncertain economic environment.
General and administrative expense was $0.1 million for the period from inception (February 20, 2007) to December 31, 2007, representing costs incurred in connection with our organization.
Property Expenses
For the year ended December 31, 2008, property expenses of $0.8 million primarily consisted of asset management fees, which are payable to the advisor in connection with our 2008 investment activity.
Other Interest Income
For the year ended December 31 2008, we earned interest income of $1.1 million, primarily on funds raised in our initial public offering.
Loss from Equity Investment in Real Estate
Income (loss) from equity investment in real estate represents our proportionate share of net income (loss) (revenue less expenses) from an investment entered into with an affiliate in which we have a non-controlling interest but exercise significant influence.
For the year ended December 31, 2008, we recognized a loss of $1.8 million from our investment in a venture that leases certain domestic properties to Berry Plastics Corporation, primarily due to the recognition of an other than temporary impairment charge of $2.1 million to reduce the carrying value of our investment to the estimated fair value of the venture’s underlying properties. Berry Plastics continues to occupy the facilities and pays rent when due, and we do not currently expect that the reduction in the value of our investment for accounting purposes will have any adverse effect on our cash flow from operations. We increased our interest in this investment to 50% from 0.01% in May 2008 (Note 6).
Minority Interest in (Income) Loss
We consolidate investments in which we are deemed to have a controlling interest. Minority interest in (income) loss represents the proportionate share of net income or loss (revenue less expenses) from such investments that is attributable to the partner(s) holding the non-controlling interest.
For the year ended December 31, 2008, minority interest in loss was $0.4 million, primarily as a result of our acquisition of controlling interests in two investments in Germany during 2008. Included in this amount is an unrealized loss of $0.5 million, which reflects the minority partner’s share of an unrealized loss incurred in connection with writing off the value of an embedded derivative (see Loss on Foreign Currency Transactions and Derivative Instruments below).

CPA®:17 2008 10-K — 35

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
For the year ended December 31, 2008, we recognized a loss on foreign currency transactions and derivative instruments of $1.7 million, of which $1.4 million, inclusive of minority interest of $0.5 million, related to the writedown of the value of an embedded credit derivative and $0.3 million related to changes in foreign currency exchange rates on deposits held for new investments as well as gains recognized upon the repatriation of cash from our foreign investments. Pursuant to a valuation obtained at December 31, 2008, we determined that the derivative instrument, which we obtained in connection with our investment in properties leased to Wagon Automotive, had no value.
Interest Expense
For the year ended December 31, 2008, we incurred interest expense of $3.7 million, primarily in connection with non-recourse mortgage financing obtained on our investments acquired during 2008.
Provision for Income Taxes
For the year ended December 31, 2008, we recognized a provision for income taxes of $0.5 million, primarily due to income taxes payable in connection with our German investments.
Net Loss
For the year ended December 31, 2008 as compared with the period from inception (February 20, 2007) to December 31, 2007, the resulting net loss increased by $1.1 million.
Financial Condition
Sources and Uses of Cash During the Year
We expect to continue to raise capital from the sale of our common stock in our public offering and to invest such proceeds in a diversified portfolio of income-producing commercial properties and other real estate related assets. After raising capital through our public offering, we expect our primary source of operating cash flow to be generated from cash flow from our net leases and other real estate related assets. We expect that such cash flows will fluctuate period to period due to a number of factors, which may include, among other things, the timing of purchases and sales of real estate, timing of proceeds from non-recourse mortgage loans and receipt of lease revenues, the advisor’s annual election to receive fees in restricted stock or cash and the timing and characterization of distributions from equity investments in real estate.
Although our cash flows may fluctuate period to period, we believe our net leases and other real estate related assets will generate sufficient cash from operations and from equity distributions in excess of equity income in real estate to meet our short-term and long-term liquidity needs. However, as we continue to raise capital, it may be necessary to use cash raised in our initial public offering to fund our operating activities (see Financing Activities below).
Operating Activities
We generated cash flow from operations of $4.4 million during 2008. This positive cash flow was primarily due to our investment activity during the second half of 2008 as we did not generate positive cash flow from operations during the six months ended June 30, 2008. For 2008, the advisor elected to receive its asset management fees in restricted shares of our common stock, and as a result, we paid asset management fees of $0.6 million through the issuance of restricted stock rather than in cash. For 2009, the advisor has elected to receive its asset management fees in restricted shares of our common stock.

CPA®:17 2008 10-K — 36

Investing Activities
During 2008, we used $273.5 million to enter into five domestic and two international investments. We also used $23.1 million to increase our existing interest in a venture to 50% and used $20 million to invest in several CMBS investments. In October 2008, we made our first payment of deferred acquisition fees to the advisor of $1.8 million.
Financing Activities
Our financing activities for 2008 primarily consisted of the receipt of net proceeds of our initial public offering totaling $310.2 million and proceeds from non-recourse mortgage financing of $139.7 million obtained in connection with our investment activity. We also received contributions of $31.5 million from minority interest partners related to three of the investments we completed during the second half of 2008.
Our objectives are to generate sufficient cash flow over time to provide shareholders with increasing distributions and to seek investments with potential for capital appreciation throughout varying economic cycles. During the initial phase of our operations, we may, depending on the amount and timing of receipt of cash flow from operations and the dates distributions are made, fund a significant portion of our distributions from the proceeds of the offering. In determining our distribution policy during the periods we are raising funds and investing capital, we place primary emphasis on projections of cash flow from operations, together with equity distributions in excess of equity income in real estate, from our investments, rather than on historical results of operations (though these and other factors may be a part of our consideration). In setting a distribution rate, we thus focus primarily on expected returns from those investments we have already made, as well as our anticipated rate of future investment, to assess the sustainability of a particular distribution rate over time. Because of significant initial costs incurred during fund-raising and commencement of operations as well as lower rates of return on our temporarily invested cash than our expected long-term investment returns, distributions during the initial periods of our operations may exceed cash flow from operations plus equity distributions in excess of equity income in real estate, and may therefore be paid in whole or in part out of equity raised in the offering. However, we expect that as the proceeds of our offering are invested, an increasing proportion of our distributions will come from cash flow from operations plus equity distributions in excess of equity income in real estate. During 2008, our cash flow from operations was $4.4 million and cash distributions were $5.2 million.
Liquidity would be affected adversely by unanticipated costs and greater-than-anticipated operating expenses. To the extent that our cash reserves are insufficient to satisfy our cash requirements, additional funds may be provided from cash generated from operations or through short-term borrowings. In addition, we may incur indebtedness in connection with the acquisition of any property, refinance the debt thereon, arrange for the leveraging of any previously unfinanced property or reinvest the proceeds of financings or refinancings in additional properties. As of December 31, 2008, our non-recourse debt totaled $133.6 million and bore interest at a weighted average fixed annual interest rate of 6.9%. We had no variable rate debt at December 31, 2008.
Cash Resources
As of December 31, 2008, our cash resources consisted of cash and cash equivalents of $161.6 million. We have unleveraged properties that had an aggregate carrying value of $38.9 million at December 31, 2008; however, given the current economic environment, there can be no assurance that we would be able to obtain financing for these properties. As described above, as of March 23, 2009, we have raised more than $405 million from our public offering. Our cash resources can be used to fund future investments, as well as to maintain sufficient working capital balances and meet other commitments.
We currently have one tenant, Wagon Automotive GmbH, that is operating under bankruptcy protection. This tenant and its affiliate, Wagon Automotive Nagold GmbH, contributed $0.8 million and $0.9 million, of our annual lease revenue as of December 31, 2008, respectively. As a result of the bankruptcy filing, the lender of the non-recourse mortgage financing on both properties has exercised its right to retain all payments under the leases, if any. While Wagon Automotive GmbH was current on its rent as of December 31, 2008, it has since ceased making rent payments. Wagon Automotive Nagold GmbH, which has not filed for bankruptcy, continues to meet its obligations under the lease. If additional tenants encounter financial difficulties as a result of the current economic environment, our cash flows could be negatively impacted.
Cash Requirements
During the next twelve months, cash requirements will include making scheduled mortgage principal payments, paying distributions to shareholders and minority interest partners, reimbursing the advisor for costs incurred on our behalf and paying normal recurring

CPA®:17 2008 10-K — 37

operating expenses, such as fees to the advisor for services performed and rent. We expect to continue to use funds raised from our public offering to invest in new properties.
Off-Balance Sheet Arrangements and Contractual Obligations
The table below summarizes our off-balance sheet arrangements and contractual obligations as of December 31, 2008 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands).

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 years
Non-recourse debt — principal	$133,633	$2,392	$5,294	$6,015	$119,932
Deferred acquisition fees — principal	3,548	1,696	1,852	—	—
Interest on borrowings and deferred acquisition fees	84,980	9,376	17,988	17,109	40,507
Purchase commitments (a)	9,868	—	9,868	—	—
Due to the advisor (b)	911	911	—	—	—
Operating and other lease commitments (c)	94	11	23	25	35

	$233,034	$14,386	$35,025	$23,149	$160,474

(a)	Represents a commitment, inclusive of minority interest of $3 million, to purchase a tenant-funded expansion project that is being completed by Actebis Peacock GmbH, one of our German tenants. We have committed to purchase the expansion upon Actebis’ completion of the project but no later than July 2011, at which time current and deferred acquisition fees will be payable to the advisor. In addition, we had a second purchase commitment for $9.9 million, inclusive of minority interest of $3.3 million, for which our obligation was relieved as a result of the tenant’s bankruptcy filing (Notes 5, 7).

(b)	Represents costs payable to the advisor and its subsidiaries in connection with the offering of our securities, consisting of organization and offering costs and commissions payable in connection with our fundraising activity.

(c)	Operating lease commitments consist of our share of future minimum rents payable under an office cost-sharing agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities. Amounts under the cost-sharing agreement totaled $2.9 million for the year ended December 31, 2008 and were allocated among the entities according to a formula that based on gross revenues and is adjusted quarterly. The amounts allocated to us during the 2008 were de minimis because we had limited revenues; however, we expect that the portion of these costs allocated to us will increase in the near term as we continue to invest the proceeds of our offering.
Amounts in the table above related to our foreign operations are based on the exchange rate of the local currencies as of December 31, 2008. As of December 31, 2008, we had no material capital lease obligations for which we are the lessee, either individually or in the aggregate.
We and an affiliate each have 50% interests in an unconsolidated venture that owns certain domestic properties. At December 31, 2008, the venture had total assets of $85.2 million and total third party debt of $39.1 million. The venture replaced this debt in February 2009 (see Subsequent Events below).
Subsequent Events
In January 2009, we entered into a domestic build-to-suit project for a total cost of up to $32.5 million, based on estimated construction costs.
In February 2009, a venture in which we and an affiliate each hold 50% interests, and which we account for under the equity method of accounting, purchased the venture’s existing $39.1 million non-recourse debt from the lender at a discount for $32.5 million and simultaneously obtained new non-recourse debt of $29 million. The new non-recourse debt has a term of three years, plus two one-year extensions, and an annual interest rate of LIBOR plus 5%, with a minimum rate of 6% and a maximum rate of 10%.
In March 2009, an entity in which we and two affiliates hold 55% and 45% interests, respectively, completed a sale-leaseback transaction with respect to a portion of the leasehold condominium interest encompassing approximately 750,000 rentable square feet in the office headquarters of The New York Times Company in New York for a total cost of approximately $234 million. We funded our portion of the purchase price with proceeds from our ongoing public offering. The jointly owned entity did not obtain debt financing for the transaction. We expect to consolidate this entity in our financial statements.

CPA®:17 2008 10-K — 38

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
Classification of Real Estate Assets
We classify our directly owned leased assets for financial reporting purposes at the inception of a lease or when significant lease terms are amended as either real estate leased under operating leases or net investment in direct financing leases at the inception of a lease or when significant lease terms are amended. This classification is based on several criteria, including, but not limited to, estimates of the remaining economic life of the leased assets and the calculation of the present value of future minimum rents. In determining the classification of a lease, we use estimates of remaining economic life provided by third party appraisals of the leased assets. The calculation of the present value of future minimum rents includes determining a lease’s implicit interest rate, which requires an estimate of the residual value of leased assets as of the end of the non-cancelable lease term. Estimates of residual values are based on third party appraisals. Different estimates of residual value result in different implicit interest rates and could possibly affect the financial reporting classification of leased assets. The contractual terms of our leases are not necessarily different for operating and direct financing leases; however, the classification is based on accounting pronouncements that are intended to indicate whether the risks and rewards of ownership are retained by the lessor or substantially transferred to the lessee. Management believes that it retains certain risks of ownership regardless of accounting classification. Assets classified as net investment in direct financing leases are not depreciated but are written down to expected residual value over the lease term. Therefore, the classification of assets may have a significant impact on net income even though it has no effect on cash flows.
Identification of Tangible and Intangible Assets in Connection with Real Estate Acquisitions
In connection with our acquisition of properties, purchase costs are allocated to tangible and intangible assets and liabilities acquired based on their estimated fair values. The value of tangible assets, consisting of land, buildings and tenant improvements, is determined as if vacant. Intangible assets, including the above-market value of leases, the value of in-place leases and the value of tenant relationships, are recorded at their relative fair values. The below-market values of leases are also recorded at their relative fair values and are included in Prepaid and deferred rental income (and security deposits) in the consolidated financial statements.
The value attributed to tangible assets is determined in part using a discounted cash flow model which is intended to approximate what a third party would pay to purchase the property as vacant and rent at current “market” rates. In applying the model, we assume that the disinterested party would sell the property at the end of a market lease term. Assumptions used in the model are property-specific where such information is available; however, when certain necessary information is not available, we use available regional and property-type information. Assumptions and estimates include a discount rate or internal rate of return, marketing period necessary to put a lease in place, carrying costs during the marketing period, leasing commissions and tenant improvements allowances, market rents and growth factors of such rents, market lease term and a cap rate to be applied to an estimate of market rent at the end of the market lease term.
Above-market and below-market lease intangibles are based on the difference between the market rent and the contractual rents and are discounted to a present value using an interest rate reflecting our current assessment of the risk associated with the lease acquired. We acquire properties subject to net leases and consider the credit of the lessee in negotiating the initial rent.
The total amount of other intangibles is allocated to in-place lease values and tenant relationship intangible values based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with each tenant. Characteristics we consider in allocating these values include the expectation of lease renewals, nature and extent of the existing relationship with the tenant, prospects for developing new business with the tenant and the tenant’s credit profile, among other factors. Intangibles for above-market and below-market leases, in-place lease intangibles and tenant relationships are amortized over their estimated useful lives. In the event that a lease is terminated, the unamortized portion of each intangible, including market rate adjustments, in-place lease values and tenant relationship values, is charged to expense.
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

CPA®:17 2008 10-K — 39

to the extent that such costs are not already incurred with a new lease that has been negotiated in connection with the purchase of the property.
Basis of Consolidation
The consolidated financial statements include all of our accounts and those of our majority-owned and/or controlled subsidiaries. The portion of these entities that we do not own is presented as minority interest as of and during the periods consolidated. All material inter-entity transactions have been eliminated.
When we obtain an economic interest in an entity, we evaluate the entity to determine if the entity is deemed a variable interest entity (“VIE”), and if we are deemed to be the primary beneficiary, in accordance with FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”). We consolidate (i) entities that are VIEs and of which we are deemed to be the primary beneficiary and (ii) entities that are non-VIEs that we control. Entities that we account for under the equity method (i.e. at cost, increased or decreased by our share of earnings or losses, less distributions, plus fundings) include (i) entities that are VIEs and of which we are not deemed to be the primary beneficiary and (ii) entities that are non-VIEs that we do not control, but over which we have the ability to exercise significant influence. We will reconsider our determination of whether an entity is a VIE and who the primary beneficiary is if certain events occur that are likely to cause a change in the original determinations.
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
In determining whether we control a non-VIE, our consideration includes using the Emerging Issues Task Force (“EITF”) Consensus on Issue No. 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-05”). The scope of EITF 04-05 is restricted to limited partnerships or similar entities that are not variable interest entities under FIN 46R. The EITF reached a consensus that the general partners in a limited partnership (or similar entity) are presumed to control the entity regardless of the level of their ownership and, accordingly, may be required to consolidate the entity. This presumption may be overcome if the agreements provide the limited partners with either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights. If it is deemed that the limited partners’ rights overcome the presumption of control by a general partner of the limited partnership, the general partner must account for its investment in the limited partnership using the equity method of accounting.
Impairments
Impairment charges may be recognized on long-lived assets, including, but not limited to, real estate, direct financing leases, assets held for sale and equity investments in real estate. Estimates and judgments are used when evaluating whether these assets are impaired.
When events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, we perform projections of undiscounted cash flows, and if such cash flows are insufficient, the assets are adjusted (i.e., written down) to their estimated fair value. An analysis of whether a real estate asset has been impaired requires us to make our best estimate of market rents, residual values and holding periods. In our evaluations, we generally obtain market information from outside sources; however, such information requires us to determine whether the information received is appropriate to the circumstances. As our investment objective is to hold properties on a long-term basis, holding periods used in the analyses generally range from five to ten years. Depending on the assumptions made and estimates used, the future cash flow projected in the evaluation of long-lived assets can vary within a range of outcomes. We will consider the likelihood of possible outcomes in determining the best possible estimate of future cash flows. Because in most cases each of our properties is leased to one tenant, we are more likely to incur significant writedowns when circumstances change because of the possibility that a property will be vacated in its entirety and, therefore, our risks are different from the risks related to leasing and managing multi-tenant properties. Events or changes in circumstances can result in further non-cash writedowns and impact the gain or loss ultimately realized upon sale of the assets.
We perform a review of our estimate of residual value of our direct financing leases at least annually to determine whether there has been an other than temporary decline in the current estimate of residual value of the underlying real estate assets (i.e., the estimate of what we could realize upon sale of the property at the end of the lease term). If the review indicates a decline in residual value that is other than temporary, a loss is recognized and the accounting for the direct financing lease is revised to reflect the decrease in the expected yield using the changed estimate; that is, a portion of the future cash flow from the lessee is recognized as a return of principal rather than as revenue. While an evaluation of potential impairment of real estate subject to an operating lease is determined

CPA®:17 2008 10-K — 40

by a change in circumstances, the evaluation of a direct financing lease can be affected by changes in long-term market conditions even though the obligations of the lessee are being met. Changes in circumstances include, but are not limited to, vacancy of a property not subject to a lease and termination of a lease. We may also assess properties for impairment because a lessee is experiencing financial difficulty and because management expects that there is a reasonable probability that the lease will be terminated in a bankruptcy proceeding or a property remains vacant for a period that exceeds the period anticipated in a prior impairment evaluation.
When we identify assets as held for sale, we will discontinue depreciating the assets and estimate the sales price, net of selling costs, of such assets. If, in our opinion, the net sales price of the assets that have been identified for sale is less than the net book value of the assets, an impairment charge is recognized and the carrying value of the property is reduced. To the extent that a purchase and sale agreement has been entered into, the impairment charge is based on the negotiated sales price. To the extent that we have adopted a plan to sell an asset but have not entered into a sales agreement, we will make judgments of the net sales price based on current market information. We will continue to review the initial impairment for subsequent changes in the fair value less costs to sell and may recognize an additional impairment charge if warranted. If circumstances arise that previously were considered unlikely and, as a result, we decide not to sell a property previously classified as held for sale, the property will be reclassified as held and used. A property that is reclassified is measured and recorded individually at the lower of (a) its carrying amount before the property was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the property been continuously classified as held and used or (b) the fair value at the date of the subsequent decision not to sell.
Investments in unconsolidated ventures are accounted for under the equity method and are recorded initially at cost as equity investments in real estate and subsequently adjusted for our proportionate share of earnings and cash contributions and distributions. On a periodic basis, we assess whether there are any indicators that the value of equity investments in real estate may be impaired and whether or not that impairment is other than temporary. To the extent impairment has occurred, the charge is measured as the excess of the carrying amount of the investment over the fair value of the investment.
We account for certain commercial mortgage-backed securities (other than those of high credit quality or sufficiently collateralized to ensure that the possibility of credit loss is remote) under Emerging Issues Task Force 99-20-1, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.” Accordingly, on a quarterly basis, if significant changes in estimated cash flows from the cash flows previously estimated occur due to actual prepayment and credit loss experience, and the present value of the revised cash flow is less than the present value previously estimated, an other than temporary impairment is deemed to have occurred when management determines it is probable that an adverse change to estimated cash flows has occurred. The security is written down to fair value, with a resulting impairment charge reported as a loss on the consolidated financial statements, and a new cost basis is established. We calculate a revised yield based on the current amortized cost of the investment (including any other than temporary impairments recognized to date) and the revised yield is then applied prospectively to recognize interest income.
Fair value of CMBS is based on the types of securities in which we have invested. We have not invested in securities that were rated at below investment grade (generally BBB). We actively monitor the performance of the underlying properties and loans and update our pricing model to reflect changes in projected cash flows. The value of the securities is derived by applying discount rates to such cash flows based on current market yields. The yields employed are obtained from advice from dealers, information obtained in consultation with other investors in similar instruments and our own experience in the market. Because fair value estimates may vary to some degree, we must make certain judgments and assumptions about the appropriate price to use to calculate fair value for financial reporting purposes. Different judgments and assumptions could result in materially different presentations of value.
We reevaluate these investments on a quarterly basis to determine if there has been an other than temporary impairment. The determination of other than temporary impairment is a subjective process, and different judgments and assumptions could affect the timing of loss realization. In addition, it is possible that in the future, we may need to recognize an other than temporary impairment not withstanding our continued determination that no credit loss has occurred and estimated cash flows remain stable, due to the duration that the estimated fair value remains below book value.
We will evaluate any marketable securities for impairment as of each reporting period. For any securities in our portfolio with unrealized losses, we will review the underlying cause of the decline in value and the estimated recovery period, as well as the severity and duration of the decline. In our evaluation, we will consider our ability and intent to hold these investments for a reasonable period of time sufficient for us to recover our cost basis. We will also evaluate the near-term prospects for each of these investments in relation to the severity and duration of the decline.

CPA®:17 2008 10-K — 41

Provision for Uncollected Amounts from Lessees
On an ongoing basis, we assess our ability to collect rent and other tenant-based receivables and determine an appropriate allowance for uncollected amounts. Because we have a limited number of lessees, we believe that it is necessary to evaluate the collectibility of these receivables based on the facts and circumstances of each situation rather than solely using statistical methods. We generally recognize a provision for uncollected rents and other tenant receivables and measure our allowance against actual arrearages. For amounts in arrears, we make subjective judgments based on our knowledge of a lessee’s circumstances and may reserve for the entire receivable amount from a lessee because there has been significant or continuing deterioration in the lessee’s ability to meet its lease obligations.
Fair Value of Derivative Instruments and Marketable Securities
We measure derivative instruments, including certain derivative instruments embedded in other contracts, if any, at fair value and record them as an asset or liability, depending on our right or obligations under the applicable derivative contract. For derivatives designated as fair value hedges, the changes in the fair value of both the derivative instrument and the hedged item are recorded in earnings (i.e., the forecasted event occurs). For derivatives designated as cash flow hedges, the effective portions of the derivatives are reported in other comprehensive income and are subsequently reclassified into earnings when the hedged item affects earnings. Changes in the fair value of derivative instruments not designated as hedging and ineffective portions of hedges are recognized in earnings in the affected period. To determine the value of warrants for common stock which are classified as derivatives, various estimates are included in the options pricing model used to determine the value of a warrant.
Income Taxes
Beginning with our taxable year ended December 31, 2007, we have elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). In order to maintain our qualification as a REIT, we are required to, among other things, distribute at least 90% of our REIT net taxable income to our shareholders (excluding net capital gains) and meet certain tests regarding the nature of our income and assets. As a REIT, we are not subject to U.S. federal income tax with respect to the portion of our income that meets certain criteria and is distributed annually to shareholders. Accordingly, no provision for U.S. federal income taxes is included in the consolidated financial statements with respect to these operations. We believe we have operated, and we intend to continue to operate, in a manner that allows us to continue to meet the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. If we were to fail to meet these requirements, we would be subject to U.S. federal income tax.
We conduct business in various states and municipalities within the U.S. and in Germany and, as a result, we or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and certain foreign jurisdictions. As a result, we are subject to certain state, local and foreign taxes and a provision for such taxes is included in the consolidated financial statements.
Significant judgment is required in determining our tax provision and in evaluating our tax positions. We establish tax reserves in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 is based on a benefit recognition model, which we believe could result in a greater amount of benefit (and a lower amount of reserve) being initially recognized in certain circumstances. Provided that the tax position is deemed more likely than not of being sustained, FIN 48 permits a company to recognize the largest amount of tax benefit that is greater than 50 percent likely of being ultimately realized upon settlement. The tax position must be derecognized when it is no longer more likely than not of being sustained.
Adoption of New Accounting Pronouncements
SFAS 157
In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data and applies whenever other standards require assets or liabilities to be measured at fair value. SFAS 157 also provides for certain disclosure requirements, including, but not limited to, the valuation techniques used to measure fair value and a discussion of changes in valuation techniques, if any, during the period. We adopted SFAS 157 as required on January 1, 2008, with the exception of nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis, for which the effective date is our 2009 fiscal year. The initial application of SFAS 157 did not have a material effect on our financial position and results of operations and we believe that the remaining application of SFAS 157 will not have a material effect on our financial position and results of operations.
CPA®:17 2008 10-K — 42

SFAS 159
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which gives entities the option to measure at fair value, on an instrument-by-instrument basis, certain financial assets, financial liabilities and firm commitments that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes (i.e., unrealized gains and losses) in fair value must be recorded in earnings. Additionally, SFAS 159 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings. We adopted SFAS 159 as required on January 1, 2008 and the initial application did not have a material effect on our financial position and results of operations as we did not elect to measure any additional financial assets or liabilities at fair value.
Recent Accounting Pronouncements
SFAS 141R
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which establishes principles and requirements for how an acquirer shall recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and goodwill acquired in a business combination. Additionally, SFAS 141R requires an acquiring entity to immediately expense all acquisition costs and fees associated with an acquisition. SFAS 141R is effective for our 2009 fiscal year. We expect the adoption of SFAS 141R may have an impact on our results of operations to the extent we enter into new acquisitions that are considered business combinations in 2009 and beyond as acquisition costs and fees, which are currently capitalized and allocated to the cost basis of acquisitions, will instead be expensed immediately as incurred, while post acquisition there will be a subsequent positive impact on net income through a reduction in depreciation expense over the estimated life of the properties. We are currently assessing the potential impact that the adoption of SFAS 141R will have on our financial position and results of operations.
SFAS 160
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51” (“SFAS 160”), which establishes and expands accounting and reporting standards for minority interests in a subsidiary, which will be recharacterized as noncontrolling interests, and the deconsolidation of a subsidiary. This standard could affect the presentation and disclosure of our non controlling interests in consolidated subsidiaries. SFAS 160 is effective for our 2009 fiscal year. We are currently assessing the potential impact that the adoption of SFAS 160 will have on our financial position and results of operations.
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
CPA®:17 2008 10-K — 43

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
Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
Market Risks
Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates and equity prices. The primary risks to which we are exposed are interest rate risk and foreign currency exchange risk. We are also exposed to market risk as a result of concentrations in certain tenant industries as we have a limited number of investments. We intend to regularly monitor our portfolio to assess potential concentrations of market risk as we make additional investments. As we invest the proceeds of our initial public offering, we will seek to ensure that our portfolio is reasonably well diversified and does not contain any unusual concentration of market risks.
We do not generally use derivative financial instruments to manage foreign currency exchange risk exposure and do not use derivative instruments to hedge credit/market risks or for speculative purposes. We account for our derivative instruments in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”).
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
In connection with a German investment in August 2008, a venture in which we and an affiliate have 67% and 33% interests, respectively, and which we consolidate, obtained a participation right in an interest rate swap obtained by the lender of the non-recourse mortgage financing on the transaction. This participation right is deemed to be an embedded credit derivative. Pursuant to a valuation obtained at December 31, 2008, we determined that this derivative instrument had no value, and, therefore, we incurred a loss of $1.4 million to write down the value of this instrument.
We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed-rate basis. At December 31, 2008, all of our non-recourse debt bore interest at fixed rates that ranged from 6.2% to 7.5%. The fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at December 31, 2008 (in thousands):

	2009	2010	2011	2012	2013	Thereafter	Total	Fair value
Fixed rate debt	$2,392	$2,560	$2,734	$2,914	$3,101	$119,932	$133,633	$133,436
A decrease in interest rates of 1% would increase the combined fair value of our debt by an aggregate of $8.9 million, while an increase in interest rates of 1% would decrease the combined fair value of our debt by an aggregate of $8.1 million.
We own CMBS that are fully collateralized by a portfolio of commercial mortgages or mortgage-related securities to the extent consistent with the requirements for qualification as a REIT. Mortgage-backed securities are instruments that directly or indirectly represent a participation in, or are secured by and payable from, one or more mortgage loans secured by real estate. In most cases, mortgage-backed securities distribute principal and interest payments on the mortgages to investors. Interest rates on these instruments can be fixed or variable. Some classes of mortgage-backed securities may be entitled to receive mortgage prepayments before other classes do. Therefore, the prepayment risk for a particular instrument may be different than for other mortgage-related securities. The value of our CMBS investments is also subject to fluctuation based on changes in interest rates, economic conditions and the creditworthiness of lessees at the mortgaged properties. At December 31, 2008, the aggregate fair value of our CMBS investments was $4.6 million.
CPA®:17 2008 10-K — 44

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
Foreign Currency Exchange Rate Risk
We own investments in Germany through which we are exposed to the effects of exchange rate movements of the Euro, which may affect future costs and cash flows. Although all of our foreign investments to date were conducted in the Euro, we are likely to conduct business in other currencies as we seek to invest funds from our offering internationally. We manage foreign currency exchange rate movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the same currency. For all currencies, we expect that we will be a net receiver of the foreign currency (we receive more cash than we pay out) and therefore our foreign operations will benefit from a weaker U.S. dollar and will be adversely affected by a stronger U.S. dollar relative to the foreign currency. We recognized realized foreign currency transaction losses of $0.3 million during 2008. Such losses are included in the consolidated financial statements and were primarily due to changes in the value of foreign currency on deposits held for new investments and accrued interest receivable on notes receivable from wholly-owned subsidiaries.
To date, we have not entered into any foreign currency forward exchange contracts to hedge the effects of adverse fluctuations in foreign currency exchange rates. We have obtained non-recourse mortgage financing at fixed rates of interest in the local currency. To the extent that currency fluctuations increase or decrease rental revenues as translated to dollars, the change in debt service, as translated to dollars, will partially offset the effect of fluctuations in revenue, and, to some extent, mitigate the risk from changes in foreign currency rates. During 2008, Actebis Peacock GmbH contributed 26% of lease revenues, inclusive of minority interest, and Wagon Automotive GmbH and Wagon Automotive Nagold GmbH collectively contributed 21% of lease revenues, inclusive of minority interest. Wagon Automotive GmbH has filed for bankruptcy in Germany. These tenants lease properties in Germany.
During each of the next five years and thereafter, lease revenues (scheduled future minimum rents under non-cancelable leases, exclusive of renewals), and debt service payments (scheduled principal and interest payments for mortgage notes payable) from our German investments are expected to be as follows (in thousands):

	2009	2010	2011	2012	2013	Thereafter	Total
Lease revenues	$9,047	$9,047	$9,047	$9,047	$9,047	$90,946	$136,181
Debt service	(5,146)	(5,147)	(5,142)	(5,121)	(5,098)	(57,336)	(82,990)

	$3,901	$3,900	$3,905	$3,926	$3,949	$33,610	$53,191

All contractual rents and debt obligations in the table above are denominated in the Euro. Amounts are based on the exchange rate of the Euro at December 31, 2008.
CPA®:17 2008 10-K — 45

Item 8. Financial Statements and Supplementary Data.
The following financial statements are filed as a part of this Report:
Financial statement schedules other than those listed above are omitted because the required information is given in the financial statements, including the notes thereto, or because the conditions requiring their filing do not exist.
CPA®:17 2008 10-K — 46

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholder of Corporate Property Associates 17 – Global Incorporated:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Corporate Property Associates 17 – Global Incorporated and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for the year ended December 31, 2008 and the period from February 20, 2007 (Inception) to December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
New York, New York
March 25, 2009
CPA®:17 2008 10-K — 47

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2008	2007
Assets
Real estate, net	$167,526	$—
Net investment in direct financing leases	83,924	—
Equity investment in real estate	21,864	8
Cash and cash equivalents	161,569	183
Commercial mortgage-backed securities	20,309	—
Intangible assets, net	18,291	—
Deferred offering costs and other assets, net	5,589	2,753

Total assets	$479,072	$2,944

Liabilities and Shareholders’ Equity
Liabilities:
Non-recourse debt	$133,633	$—
Accounts payable, accrued expenses and other liabilities	4,170	82
Prepaid and deferred rental income	4,468	—
Due to affiliates	4,797	2,768
Distributions payable	4,507	—

Total liabilities	151,575	2,850

Minority interest in consolidated entities	30,074	—

Commitments and contingencies (Note 13)
Shareholders’ Equity:
Preferred stock, $0.001 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; 34,625,497 and 22,222 shares issued and outstanding, respectively	35	—
Additional paid-in capital	310,732	200
Distributions in excess of accumulated earnings	(11,056)	(106)
Accumulated other comprehensive loss	(2,288)	—

Total shareholders’ equity	297,423	94

Total liabilities and shareholders’ equity	$479,072	$2,944

The accompanying notes are an integral part of these consolidated financial statements.
CPA®:17 2008 10-K — 48

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except share and per share amounts)

		Period from inception
		(February 20, 2007)
	Year ended	through
	December 31, 2008	December 31, 2007
Revenues
Rental income	$6,630	$—
Interest income from direct financing leases	1,392	—
Interest income from commercial mortgage-backed securities	1,658	—
Other real estate income	4	—

	9,684	—

Expenses
Depreciation and amortization	(1,827)	—
General and administrative	(2,041)	(108)
Property expenses	(807)	—

	(4,675)	(108)

Other Income and Expenses
Other interest income	1,129	2
Loss from equity investment in real estate	(1,793)	—
Minority interest in loss	370	—
Loss on foreign currency transactions and derivative instrument	(1,733)	—
Interest expense	(3,725)	—

	(5,752)	2

Loss before income taxes	(743)	(106)
Provision for income taxes	(504)	—

Net Loss	$(1,247)	$(106)

Loss Per Share	$(0.07)	$(4.76)

Weighted Average Shares Outstanding	17,273,533	22,222

The accompanying notes are an integral part of these consolidated financial statements.
CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

		Period from inception
		(February 20, 2007)
	Year ended	through
	December 31, 2008	December 31, 2007
Net Loss	$(1,247)	$(106)
Other Comprehensive Loss
Foreign currency translation adjustment	(2,288)	—

Comprehensive Loss	$(3,535)	$(106)

The accompanying notes are an integral part of these consolidated financial statements.
CPA®:17 2008 10-K — 49

CORPORATE PROPERTY ASSOCIATES 17 — GLOBAL INCORPORATED
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the year ended December 31, 2008 and the period from inception (February 20, 2007) to December 31, 2007
(in thousands, except share and per share amounts)

				Distributions	Accumulated
			Additional	in Excess of	Other
		Common	Paid-In	Accumulated	Comprehensive
	Shares	Stock	Capital	Earnings	Loss	Total
Balance at February 20, 2007	—	$—	$—	$—	$—	$—
Shares, $.001 par, issued to the advisor at $9 per share	22,222	—	200	—	—	200
Net loss	—	—	—	(106)	—	(106)

Balance at December 31, 2007	22,222	—	200	(106)	—	94

Shares issued, net of offering costs	34,544,270	35	309,942	—	—	309,977
Shares issued to the advisor	59,005	—	590	—	—	590
Distributions declared ($0.5578 per share)	—	—	—	(9,703)	—	(9,703)
Net loss	—	—	—	(1,247)	—	(1,247)
Other comprehensive loss	—	—	—	—	(2,288)	(2,288)

Balance at December 31, 2008	34,625,497	$35	$310,732	$(11,056)	$(2,288)	$297,423

The accompanying notes are an integral part of these consolidated financial statements.
CPA®:17 2008 10-K — 50

CORPORATE PROPERTY ASSOCIATES 17 — GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

		Period from inception
		(February 20, 2007)
		through
	December 31, 2008	December 31, 2007
Cash Flows — Operating Activities
Net loss	$(1,247)	$(106)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization, including intangible assets	1,841	—
Straight-line rent adjustments and amortization of rent-related intangibles	(315)	—
Loss from equity investment in real estate	1,793	—
Minority interest in loss	(370)	—
Issuance of shares to affiliate in satisfaction of fees due	590	—
Amortization of discount on commercial mortgage-backed securities	(356)	—
Realized loss on foreign currency transactions	330	—
Unrealized loss on derivative instrument	1,403	—
Increase in accounts receivable and prepaid expenses	(414)	(13)
Increase in funds in escrow	(282)	—
Increase in prepaid and deferred rental income	2,317	—
Increase in accounts payable and accrued expenses	2,453	62
Increase in due to affiliates	(3,300)	40

Net cash provided by (used in) operating activities	4,443	(17)

Cash Flows — Investing Activities
Acquisitions of real estate (a)	(273,517)	—
Contributions to equity investments in real estate (a)	(23,074)	—
Purchase of marketable securities	(19,965)	—
Payment of deferred acquisition fees to an affiliate	(1,831)	—

Net cash used in investing activities	(318,387)	—

Cash Flows — Financing Activities
Distributions paid	(5,196)	—
Distributions paid to minority interest partners	(23)	—
Contributions from minority interest partners	31,527	—
Proceeds from mortgages	139,685	—
Scheduled payments of mortgage principal	(540)	—
Proceeds from issuance of shares, net of offering costs	310,232	200

Net cash provided by financing activities	475,685	200

Change in Cash and Cash Equivalents During the Year
Effect of exchange rate changes on cash	(355)	—

Net increase in cash and cash equivalents	161,386	183
Cash and cash equivalents, beginning of year	183	—

Cash and cash equivalents, end of year	$161,569	$183

Noncash investing and financing activities:

(a)	The cost basis of real estate investments acquired during 2008 also includes deferred acquisition fees payable of $5.4 million.
Supplemental cash flow information:
Interest and income taxes paid were $2.2 million and $0.1 million in 2008, respectively. No interest or income taxes were paid in 2007.
The accompanying notes are an integral part of these consolidated financial statements.
CPA®:17 2008 10-K — 51

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Organization and Offering
Organization
As described in more detail in Item 1 of this Report, we are a real estate investment trust (“REIT”) that invests in commercial properties leased to companies domestically and internationally. We earn revenue principally by leasing real estate, primarily on a triple net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, contractual rent increases, tenant defaults and sales of properties. As of December 31, 2008, our real estate portfolio consisted of our full or partial ownership interest in 18 fully occupied properties leased to 8 tenants, totaling approximately 4 million square feet (on a pro rata basis). We were formed in 2007 and are managed by W. P. Carey & Co. LLC (“WPC”) and its subsidiaries.
We are externally managed by WPC through its wholly-owned subsidiaries. The advisor also currently manages three other affiliated Corporate Property Associates REITs.
On February 20, 2007, WPC purchased 22,222 shares of our common stock for $0.2 million and was admitted as our initial shareholder. WPC purchased its shares at $9.00 per share, net of commissions and fees, which would have otherwise been payable to Carey Financial, LLC (“Carey Financial”), our sales agent and a subsidiary of WPC. In addition, in July 2008, Carey Holdings made a capital contribution to us of $0.3 million.
Public Offering
In November 2007, our registration statement on Form S-11 (File No. 333-140842), covering an initial public offering of up to 200,000,000 shares of common stock at $10.00 per share, was declared effective under the Securities Act of 1933, as amended. The registration statement also covers the offering of up to 50,000,000 shares of common stock at $9.50 pursuant to our distribution reinvestment and stock purchase plan. Our initial public offering is being offered on a “best efforts” basis by Carey Financial and selected other dealers. We commenced our initial public offering in late December 2007. Through March 23, 2009, we have raised more than $405 million. No amounts were raised in 2007.
We intend to use the net proceeds of the offering to acquire, own and manage a portfolio of commercial properties leased to a diversified group of companies primarily on a single tenant net lease basis.
Note 2. Summary of Significant Accounting Policies
Basis of Consolidation
The consolidated financial statements include all of our accounts and those of our majority-owned and/or controlled subsidiaries. The portion of these entities that we do not own is presented as minority interest as of and during the periods consolidated. All material inter-entity transactions have been eliminated.
When we obtain an economic interest in an entity, we evaluate the entity to determine if the entity is deemed a variable interest entity (“VIE”) and if we are deemed to be the primary beneficiary, in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”). We consolidate (i) entities that are VIEs and of which we are deemed to be the primary beneficiary and (ii) entities that are non-VIEs that we control. Entities that we account for under the equity method (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus fundings) include (i) entities that are VIEs and of which we are not deemed to be the primary beneficiary and (ii) entities that are non-VIEs that we do not control but over which we have the ability to exercise significant influence. We will reconsider our determination of whether an entity is a VIE and who the primary beneficiary is if certain events occur that are likely to cause a change in the original determinations.
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
In determining whether we control a non-VIE, our consideration includes using the Emerging Issues Task Force (“EITF”) Consensus on Issue No. 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-05”). The scope of EITF 04-05 is restricted to limited
CPA®:17 2008 10-K — 52

Notes to Financial Statements
partnerships or similar entities that are not VIEs under FIN 46R. The EITF reached a consensus that the general partners in a limited partnership (or similar entity) are presumed to control the entity regardless of the level of their ownership and, accordingly, may be required to consolidate the entity. This presumption may be overcome if the agreements provide the limited partners with either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights. If it is deemed that the limited partners’ rights overcome the presumption of control by a general partner of the limited partnership, the general partner must account for its investment in the limited partnership using the equity method of accounting.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Purchase Price Allocation
In connection with our acquisition of properties, purchase costs are allocated to the tangible and intangible assets and liabilities acquired based on their estimated fair values. The value of the tangible assets, consisting of land, buildings and tenant improvements, is determined as if vacant. Intangible assets, including the above-market value of leases, the value of in-place leases and the value of tenant relationships, are recorded at their relative fair values. The below-market values of leases are also recorded at their relative fair values and are included in Prepaid and deferred rental income in the consolidated financial statements.
Above-market and below-market in-place lease values for owned properties are recorded based on the present value (using an interest rate reflecting the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the leases negotiated and in place at the time of acquisition of the properties and (ii) management’s estimate of fair market lease rates for the property or equivalent property, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease value is amortized as a reduction of rental income over the remaining non-cancelable term of each lease. The capitalized below-market lease value is amortized as an increase to rental income over the initial term and any fixed rate renewal periods in the respective leases.
The total amount of other intangibles is allocated to in-place lease values and tenant relationship intangible values based on management’s evaluation of the specific characteristics of each tenant’s lease and our overall relationship with each tenant. Characteristics that are considered in allocating these values include the nature and extent of the existing relationship with the tenant, the tenant’s credit quality and the expectation of lease renewals among other factors. Third party appraisals or management’s estimates are used to determine these values. Intangibles for above-market and below-market leases, in-place lease intangibles and tenant relationships are amortized over their estimated useful lives. If a lease is terminated, the unamortized portion of each intangible, including market rate adjustments, in-place lease values and tenant relationship values, is charged to expense.
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
The value of in-place leases is amortized to expense over the remaining initial term of each lease. The value of tenant relationship is amortized to expense over the initial and expected renewal terms of the lease. However, no amortization periods for intangibles will exceed the remaining depreciable life of the building.
Cash and Cash Equivalents
We consider all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of generally three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents include commercial paper and money-market funds. At December 31, 2008, our cash and cash equivalents were held in the custody of several financial institutions. At December 31, 2007, our cash and cash equivalents were held in the custody of one financial institution and these balances, at times, exceed federally insurable limits. We seek to mitigate this risk by depositing funds only with major financial institutions.
CPA®:17 2008 10-K — 53

Notes to Financial Statements
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
Other Assets and Other Liabilities
Included in Other assets, net are deferred offering costs; deferred costs incurred in connection with potential investment opportunities; derivative instruments; escrow balances held by lenders; accrued rents receivable; prepaid expenses and deferred charges. Included in other liabilities are deferred rental income and miscellaneous amounts held on behalf of tenants. Deferred charges are costs incurred in connection with mortgage financings and refinancings and are amortized over the terms of the mortgages and included in Interest expense in the consolidated financial statements. Deferred rental income is the aggregate cumulative difference for operating leases between scheduled rents that vary during the lease term, and rent recognized on a straight-line basis.
Deferred Acquisition Fees Payable to Affiliate
Fees are payable for services provided to us by our advisor relating to the identification, evaluation, negotiation, financing and purchase of investments. Total deferred acquisition fees payable to our advisor range from zero to 2% of the total cost of our investments, depending on the type of investment. This fee together with accrued interest is payable in three equal annual installments on the first business day of the fiscal quarter immediately following the fiscal quarter in which an investment is made, and the first business day of the corresponding fiscal quarter in each of the subsequent two fiscal years. The unpaid portion of the fee with respect to any investment will bear interest at the rate of 5% per annum from the date of acquisition of the investment until it is paid. Payment of such fees is subject to the preferred return criterion, a non-compounded cumulative distribution return of 5% per annum (based initially on our invested capital).
Organization and Offering Costs
During the offering period, we accrue costs incurred in connection with the raising of capital as deferred offering costs. Upon receipt of offering proceeds, we charge the deferred costs to stockholders’ equity and reimburse the advisor for costs incurred (Note 3). Such reimbursements will not exceed regulatory cost limitations. De minimis organization costs were expensed as incurred and were included in general and administrative expenses in the financial statements for the period from inception (February 20, 2007) to December 31, 2007. No such costs were incurred during the year ended December 31, 2008.
Real Estate Leased to Others
Real estate is leased to others on a net lease basis whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance, repairs, renewals and improvements. Expenditures for maintenance and repairs including routine betterments are charged to operations as incurred. Significant renovations that increase the useful life of the properties are capitalized. For 2008, lessees were responsible for the direct payment of real estate taxes of approximately $0.6 million.
We diversify our real estate investments among various corporate tenants engaged in different industries, by property type and by geographic area. Substantially all of our leases provide for either scheduled rent increases, periodic rent increases based on formulas indexed to increases in the Consumer Price Index (“CPI”) or percentage rents. CPI increases are contingent on future events and are therefore not included in straight-line rent calculations. Rents from percentage rents are recognized as reported by the lessees, that is, after the level of sales requiring a rental payment to us is reached.
The leases are accounted for as operating or direct financing leases. Such methods are described below:
Operating leases — Real estate is recorded at cost less accumulated depreciation; future minimum rental revenue is recognized on a straight-line basis over the term of the related leases and expenses (including depreciation) are charged to operations as incurred (Note 4).
Direct financing method — Leases accounted for under the direct financing method are recorded at their net investment (Note 5). Unearned income is deferred and amortized to income over the lease terms so as to produce a constant periodic rate of return on our net investment in the lease.
On an ongoing basis, we assess our ability to collect rent and other tenant-based receivables and determine an appropriate allowance for uncollected amounts. Because we have a limited number of lessees (seven lessees represented 100% of annual lease revenues during 2008), we believe that it is necessary to evaluate the collectability of these receivables based on the facts and circumstances of each situation, in addition to using statistical methods. We generally recognize a provision for uncollected rents and other tenant
CPA®:17 2008 10-K — 54

Notes to Financial Statements
receivables and measure our allowance against actual arrearages. For amounts in arrears, we make subjective judgments based on our knowledge of a lessee’s circumstances and may reserve for the entire receivable amount from a lessee because there has been significant or continuing deterioration in the lessee’s ability to meet its lease obligations.
Depreciation
Depreciation of building and related improvements is computed using the straight-line method over the estimated useful lives of the properties (generally up to 40 years). Depreciation of tenant improvements is computed using the straight-line method over the lesser of the remaining term of the lease or the estimated useful life.
Impairments
When events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, we assess the recoverability of our long-lived assets and certain intangible assets based on projections of undiscounted cash flows, without interest charges, over the life of such assets. In the event that such cash flows are insufficient, the assets are adjusted to their estimated fair value. We perform a review of our estimate of the residual value of our direct financing leases at least annually to determine whether there has been an other than temporary decline in our current estimate of residual value of the underlying real estate assets (i.e., the estimate of what we could realize upon sale of the property at the end of the lease term). If the review indicates a decline in residual value that is other than temporary, a loss is recognized and the accounting for the direct financing lease will be revised to reflect the decrease in the expected yield using the changed estimate, that is, a portion of the future cash flow from the lessee will be recognized as a return of principal rather than as revenue.
When we identify assets as held for sale, we discontinue depreciating the assets and estimate the sales price, net of selling costs, of such assets. If, in our opinion, the net sales price of the assets which have been identified for sale is less than the net book value of the assets, an impairment charge is recognized and the carrying value of the property is reduced. To the extent that a purchase and sale agreement has been entered into, the impairment charge is based on the negotiated sales price. To the extent that we have adopted a plan to sell an asset but have not entered into a sales agreement, we will make judgments of the net sales price based on current market information. We will continue to review the initial impairment for subsequent changes in the fair value less costs to sell and may recognize an additional impairment charge if warranted. If circumstances arise that previously were considered unlikely and, as a result, we decide not to sell a property previously classified as held for sale, the property is reclassified as held and used. A property that is reclassified is measured and recorded individually at the lower of (a) its carrying amount before the property was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the property been continuously classified as held and used or (b) the fair value at the date of the subsequent decision not to sell.
Investments in unconsolidated ventures are accounted for under the equity method and are recorded initially at cost as equity investments in real estate, and subsequently adjusted for our proportionate share of earnings and cash contributions and distributions. On a periodic basis, we assess whether there are any indicators that the value of equity investments in real estate may be impaired and whether or not that impairment is other than temporary. To the extent an other than temporary impairment has occurred, the charge is measured as the excess of the carrying amount of the investment over the fair value of the investment.
We account for our CMBS that are designated as securities held to maturity (other than those of high credit quality or sufficiently collateralized to ensure that the possibility of credit loss is remote) under Emerging Issues Task Force 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“EITF 99-20”). Accordingly, on a quarterly basis, if significant changes in estimated cash flows from the cash flows previously estimated occur due to actual prepayment and credit loss experience, and the present value of the revised cash flow is less than the present value previously estimated, an other than temporary impairment is deemed to have occurred. The security is written down to fair value, with a resulting impairment charge reported as a loss on the consolidated financial statements, and a new cost basis is established. We calculate a revised yield based on the current amortized cost of the investment (including any other than temporary impairments recognized to date) and the revised yield is then applied prospectively to recognize interest income.
Fair value of CMBS is based on the types of securities in which we have invested. We have not invested in securities that were rated at below investment grade (generally BBB). We actively monitor the performance of the underlying properties and loans and update our pricing model to reflect changes in projected cash flows. The value of the securities is derived by applying discount rates to such cash flows based on current market yields. The yields employed are obtained from advice from dealers, information obtained in consultation with other investors in similar instruments and our own experience in the market. Because fair value estimates may vary to some degree, we must make certain judgments and assumptions about the appropriate price to use to calculate fair value for financial reporting purposes. Different judgments and assumptions could result in materially different presentations of value.
CPA®:17 2008 10-K — 55

Notes to Financial Statements
We reevaluate these CMBS investments on a quarterly basis to determine if there has been an other than temporary impairment. The determination of other than temporary impairment is a subjective process, and different judgments and assumptions could affect the timing of loss realization. In addition, it is possible that in the future, we may need to recognize an other than temporary impairment not withstanding our continued determination that no credit loss has occurred and estimated cash flows remain stable, due to the duration that the estimated fair value remains below book value.
We will evaluate any marketable securities that are designated as available for sale for impairment as of each reporting period. For any securities in our portfolio with unrealized losses, we will review the underlying cause of the decline in value and the estimated recovery period, as well as the severity and duration of the decline. In our evaluation, we will consider our ability and intent to hold these investments for a reasonable period of time sufficient for us to recover our cost basis. We will also evaluate the near-term prospects for each of these investments in relation to the severity and duration of the decline.
Foreign Currency Translation
We consolidate investments in Germany for which the functional currency is the Euro. The translation from the Euro to the U.S. dollar is performed for assets and liabilities using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains and losses resulting from such translation are reported as a component of other comprehensive income as part of shareholders’ equity. As of December 31, 2008, the cumulative foreign currency translation adjustment loss was $2.3 million.
Foreign currency transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. A change in the exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of that transaction. That increase or decrease in the expected functional currency cash flows is an unrealized foreign currency transaction gain or loss that generally will be included in determining net income for the period in which the exchange rate changes. Likewise, a transaction gain or loss (measured from the transaction date or the most recent intervening balance sheet date, whichever is later) realized upon settlement of a foreign currency transaction generally will be included in net income for the period in which the transaction is settled. Foreign currency transactions that are (i) designated as, and are effective as, economic hedges of a net investment and (ii) intercompany foreign currency transactions that are of a long-term nature (that is, settlement is not planned or anticipated in the foreseeable future), when the entities to the transactions are consolidated or accounted for by the equity method in our financial statements are not included in determining net income but are accounted for in the same manner as foreign currency translation adjustments and reported as a component of other comprehensive income as part of shareholder’s equity. Investments in international equity investments in real estate are funded in part through subordinated intercompany debt.
Foreign currency intercompany transactions that are scheduled for settlement, consisting primarily of accrued interest on intercompany subordinated debt, are included in the determination of net income. For the year ended December 31, 2008, we recognized realized losses of $0.3 million on foreign currency transactions in connection with changes in foreign currency on deposits held for new investments and the transfer of cash from foreign operations of subsidiaries to the parent company.
Derivative Instruments
We account for derivative instruments in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”). Derivative instruments include interest rate swaps, embedded credit derivatives and common stock warrants. We measure derivative instruments at fair value and record them as an asset or liability, depending on our right or obligations under the applicable derivative contract. The accounting for changes in the fair value of derivative instruments depends on the intended use of the derivative and the resulting designation. Derivative instruments used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. For fair value hedges, changes in the fair value of both the derivative instrument and the hedged item are recorded in earnings. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. For cash flow hedges, the effective portions of the derivative instruments are reported in other comprehensive income and are subsequently reclassified into earnings when the hedged item affects earnings. Changes in the fair value of derivative instruments not designated as hedging and ineffective portions of hedges are recognized in earnings in the affected period.
We may use derivative instruments to reduce our exposure to fluctuations in interest rates and market fluctuations on equity securities. We have not entered, and do not plan to enter, into financial instruments for trading or speculative purposes, and have a policy of only entering into derivative contracts with major financial institutions. In addition to derivative instruments that we enter into on our own behalf, we may also be a party to derivative instruments that are embedded in other contracts. Lessees may also grant us common stock warrants in connection with structuring the initial lease transactions that are defined as derivative instruments because they are
CPA®:17 2008 10-K — 56

Notes to Financial Statements
readily convertible to cash or provide for net settlement upon conversion. We have established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. We have one derivative instrument, an embedded credit derivative, which has no value as of December 31, 2008 (Note 11).
Income Taxes
Beginning with our taxable year ended December 31, 2007, we have elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. In order to maintain our qualification as a REIT, we are required, among other things, to distribute at least 90% of our REIT net taxable income to our shareholders and meet certain tests regarding the nature of our income and assets. As a REIT, we are not subject to federal income tax with respect to the portion of our income that meets certain criteria and is distributed annually to shareholders. Accordingly, no provision for federal income taxes is included in the consolidated financial statements with respect to these operations. We believe we have operated, and we intend to continue to operate, in a manner that allows us to continue to meet the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. If we were to fail to meet these requirements, we would be subject to federal income tax.
We conduct business in various states and municipalities within the United States and in Germany and, as a result, we or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and certain foreign jurisdictions. As a result, we are subject to certain foreign, state and local taxes and a provision for such taxes is included in the consolidated financial statements.
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
Adoption of New Accounting Pronouncements
SFAS 157
In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability and applies whenever other standards require assets or liabilities to be measured at fair value. SFAS 157 also provides for certain disclosure requirements, including, but not limited to, the valuation techniques used to measure fair value and a discussion of changes in valuation techniques, if any, during the period. We adopted SFAS 157 as required on January 1, 2008, with the exception of nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis, for which the effective date is our 2009 fiscal year. The initial application of SFAS 157 did not have a material effect on our financial position and results of operations, and we believe that the remaining application of SFAS 157 will not have a material effect on our financial position and results of operations.
SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.
At December 31, 2008, an embedded credit derivative represented our sole financial asset or liabilities that is accounted for at fair value on a recurring basis. The fair value of the derivative instrument was determined based on unobservable inputs (Level 3), and had a fair value of $1.4 million at the date of acquisition. Pursuant to a valuation obtained at December 31, 2008, we determined that this derivative instrument had no value, and, therefore, we recognized an unrealized loss of $1.4 million, inclusive of minority interest of $0.5 million, to write down the value of this instrument. Cash and cash equivalents balances totaling $157 million at December 31, 2008 were held in money market funds and approximated their fair value.
CPA®:17 2008 10-K — 57

Notes to Financial Statements
At December 31, 2008, we assessed the value of our unconsolidated venture in accordance with SFAS 157. The valuation of this asset was determined using widely accepted valuation techniques, including discounted cash flow on the expected cash flows of the asset as well as the income capitalization approach, which considers prevailing market capitalization rates. We reviewed this investment based on the highest and best use of the investment and market participation assumptions. For this unconsolidated venture in operational real estate assets, the significant assumptions included the capitalization rate used in the income capitalization valuation, as well as projected property net operating income and the valuation of venture debt. We have determined that the significant inputs used to value our unconsolidated venture fall within Level 3. Based on this valuation, we estimated that our interest in our unconsolidated venture had an aggregate fair value of $18.8 million at December 31, 2008. In connection with this valuation, we recorded a valuation adjustment for other than temporary impairment on specific ventures totaling $2.1 million, calculated based on market conditions and assumptions at December 31, 2008. Actual results may differ materially if market conditions or the underlying assumptions change.
SFAS 159
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which gives entities the option to measure at fair value, on an instrument-by-instrument basis, certain financial assets, financial liabilities and firm commitments that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes (i.e., unrealized gains and losses) in fair value must be recorded in earnings. Additionally, SFAS 159 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings. We adopted SFAS 159 as required on January 1, 2008 and the initial application did not have a material effect on our financial position and results of operations as we did not elect to measure any additional financial assets or liabilities at fair value.
Recent Accounting Pronouncements
SFAS 141R
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which establishes principles and requirements for how an acquirer shall recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and goodwill acquired in a business combination. Additionally, SFAS 141R requires an acquiring entity to immediately expense all acquisition costs and fees associated with an acquisition. SFAS 141R is effective for our 2009 fiscal year. We expect the adoption of SFAS 141R may have an impact on our results of operations to the extent we enter into new acquisitions that are considered business combinations in 2009 and beyond as acquisition costs and fees, which are currently capitalized and allocated to the cost basis of acquisitions, will instead be expensed immediately as incurred, while post acquisition there will be a subsequent positive impact on net income through a reduction in depreciation expense over the estimated life of the properties. We are currently assessing the potential impact that the adoption of SFAS 141R will have on our financial position and results of operations.
SFAS 160
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51” (“SFAS 160”), which establishes and expands accounting and reporting standards for minority interests in a subsidiary, which will be recharacterized as noncontrolling interests, and the deconsolidation of a subsidiary. This standard could affect the presentation and disclosure of our non controlling interests in consolidated subsidiaries. SFAS 160 is effective for our 2009 fiscal year. We are currently assessing the potential impact that the adoption of SFAS 160 will have on our financial position and results of operations.
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
CPA®:17 2008 10-K — 58

Notes to Financial Statements
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
Note 3. Agreements and Transactions with Related Parties
Pursuant to an advisory agreement between the advisor and us, the advisor performs certain services for us including the identification, evaluation, negotiation, financing, purchase and disposition of investments, our day-to-day management and the performance of certain administrative duties. The advisory agreement between the advisor and us provides for the advisor to be reimbursed for organization and offering costs incurred in connection with our offering. The advisor will also receive acquisition fees, a portion of which will be payable upon acquisition of investments with the remainder subordinated to a preferred return. The preferred return is a non-compounded cumulative distribution return of 5% per annum (based initially on our invested capital). Acquisition fees payable to the advisor with respect to our long-term net lease investments may be up to an average of 4.5% of the total cost of those investments, with 2.5% typically paid when the transaction is completed and 2% typically paid over three years, once the preferred return criterion has been met. For certain types of non-long term net lease investments, initial acquisition fees may range from 0% to 1.75% of the equity invested plus the related acquisition fees, with no portion of the fee being deferred. In connection with the acquisition of long-term net lease investments, we incurred current and deferred acquisition fees of $5.6 million and $4.5 million, respectively, during 2008. In May 2008, we also assumed deferred acquisition fees payable of $0.9 million as a result of increasing our interest in an existing venture (Note 6). We incurred acquisition fees of $0.2 million in connection with our CMBS investments during 2008. Deferred acquisition fees were de minimis for the period from inception (February 20, 2007) through December 31, 2007. During 2008, we made payments of deferred acquisition fees to the advisor totaling $1.8 million. Unpaid installments of deferred acquisition fees, which totaled $3.5 million at December 31, 2008 and were de minimis at December 31, 2007, are included in Due to affiliates in the consolidated financial statements.
We pay the advisor an asset management fee ranging from 0.5% per annum of average market value for long-term net leases and certain other types of real estate investments to 1.75% per annum of average equity value for certain types of securities. The asset management fee is payable in cash or restricted shares of our common stock at the option of the advisor. If the advisor elects to receive all or a portion of its fees in restricted shares, the number of restricted shares issued is determined by dividing the dollar amount of fees by our most recently published net asset value per share as approved by our board of directors. For 2008, the advisor elected to receive its asset management fees in restricted shares of our common stock. We incurred asset management fees of $0.7 million for the year ended December 31, 2008. No such fees were incurred during the period from inception (February 20, 2007) through December 31, 2007. Carey Holdings made a $0.3 million capital contribution to us in July 2008, which is included in Minority interest in the consolidated financial statements. Carey Holdings will also receive up to 10% of distributions of available cash of the operating partnership, depending on the type of investments we own. We made our first distribution of $0.1 million to Carey Holdings in February 2009. The advisor may also receive subordinated disposition fees of up to 3% of the contract sales price of an investment for services provided in connection with the disposition; however, payment of such fees is subordinated to a preferred return. We have not incurred any subordinated disposition fees at December 31, 2008 as we have not disposed of any investments. As of December 31, 2008, the advisor owned 81,227 restricted shares of our common stock.
We are liable for expenses incurred in connection with the offering of our securities. These expenses are deducted from the gross proceeds of our offering. Total organization and offering expenses, including underwriting compensation, will not exceed 15% of the gross proceeds of our offering. Pursuant to a sales agency agreement between Carey Financial and us, Carey Financial receives a selling commission of up to $0.65 per share sold, a selected dealer fee of up to $0.20 per share sold and a wholesaling fee of up to $0.15 per share sold. Carey Financial will re-allow all selling commissions to selected dealers participating in the offering and will re-allow up to the full selected dealer fee to the selected dealers. Pursuant to a selected investment advisor agreement among Carey
CPA®:17 2008 10-K — 59

Notes to Financial Statements
Financial, a selected investment advisor and us, Carey Financial also receives a wholesaling fee of up to $0.15 per share sold to clients of selected investment advisors. Carey Financial will use any retained portion of the selected dealer fee together with the selected dealer or investment advisor wholesaling fees to cover other underwriting costs incurred in connection with the offering. Total underwriting compensation paid in connection with our offering, including selling commissions, the selected dealer fee, the wholesaling fee and reimbursements made by Carey Financial to selected dealers and investment advisors, cannot exceed the limitations prescribed by the Financial Industry Regulatory Authority (“FINRA”). The limit on underwriting compensation is currently 10% of gross offering proceeds. We may also reimburse Carey Financial up to an additional 0.5% of offering proceeds for bona fide due diligence expenses. We reimburse our advisor or one of its affiliates for other organization and offering expenses (including, but not limited to, filing fees, legal, accounting, printing and escrow costs). Our advisor has agreed to be responsible for the payment of organization and offering expenses (excluding selling commissions, selected dealer fees and wholesaling fees) which exceed 4% of the gross offering proceeds. The total costs paid by our advisor and its affiliates in connection with the organization and offering of our securities were $5.1 million through December 31, 2008, of which $4.4 million has been reimbursed. Unpaid costs are included in due to affiliates in the consolidated financial statements. During the offering period, we accrue costs incurred in connection with the raising of capital as deferred offering costs. Upon receipt of offering proceeds and reimbursement to the advisor for costs incurred, we charge the deferred costs to shareholders’ equity. Such reimbursements will not exceed regulatory cost limitations as described above.
We also reimburse the advisor for various expenses incurred in connection with its provision of services to us. In addition to reimbursement of third-party expenses paid by the advisor on our behalf (including property-specific costs, professional fees, office expenses and business development expenses), we reimburse the advisor for the allocated costs of personnel and overhead in providing management of our day-to-day operations, including accounting services, shareholder services, corporate management, and property management and operations, except that we do not reimburse the advisor for the cost of personnel to the extent such personnel are used in transactions (acquisitions, dispositions and refinancings) for which the advisor receives a transaction fee. For the year ended December 31, 2008, we incurred de minimis personnel reimbursements, which are included in General and administrative expenses in the consolidated financial statements. We did not reimburse any such amounts to the advisor during the period from inception (February 20, 2007) to December 31, 2007.
We own interests in entities ranging from 50% to 70%, with the remaining interests held by affiliates. We consolidate certain of these entities and account for the remainder under the equity method of accounting (Note 6).
We are a participant in an entity with certain affiliates for the purpose of leasing office space used for the administration of real estate entities. Amounts under the cost-sharing agreement are allocated among the entities based on gross revenues and are adjusted quarterly. Our share of expenses incurred was de minimis for the year ended December 31, 2008. Based on current gross revenues, our current share of future annual minimum lease payments is de minimis through 2016; however, we anticipate that our share of future annual minimum lease payments will increase significantly as we continue to invest the proceeds of our offering. No amounts were allocated to us during the period from inception (February 20, 2007) to December 31, 2007 because we had no revenues.
Note 4. Real Estate
Real estate consists of land and buildings leased to others, at cost and accounted for as operating leases. We acquired our first consolidated real estate investments during 2008 (Note 7). Our real estate is summarized as follows (in thousands):

December 31, 2008
Land	$36,817
Building	132,164
Less: Accumulated depreciation	(1,455)

$167,526

CPA®:17 2008 10-K — 60

Notes to Financial Statements
Scheduled future minimum rents, exclusive of renewals and expenses paid by tenants and future CPI-based increases, under non-cancelable operating leases are as follows (in thousands):

Year ending December 31,
2009	$16,328
2010	16,490
2011	16,655
2012	16,823
2013	16,994
Thereafter through 2028	198,037
None of our leases have provisions for rent increases based on percentage rents.
Note 5. Net Investment in Direct Financing Leases
We acquired our first net investment in direct financing leases during 2008 (Note 7). Net investment in direct financing leases is summarized as follows (in thousands):

December 31, 2008
Minimum lease payments receivable	$148,636
Unguaranteed residual value	83,991

232,627
Less: unearned income	(148,703)

$83,924

In August 2008, a venture in which we and an affiliate hold 67% and 33% interests, respectively, and which we consolidate, acquired properties in Germany that are accounted for as a net investment in direct financing lease (Note 7). The venture, which also obtained non-recourse mortgage financing in connection with the acquisition, net leases properties to Wagon Automotive GmbH and Wagon Automotive Nagold GmbH (collectively, “Wagon”). In December 2008, Wagon PLC, the parent of Wagon and a guarantor of both tenants’ obligations under the leases, filed for bankruptcy protection in the United Kingdom for itself and certain of its subsidiaries based in the United Kingdom and Wagon Automotive GmbH filed for bankruptcy in Germany. To date, Wagon Automotive Nagold GmbH has not yet filed for bankruptcy. The bankruptcy filings by Wagon PLC and Wagon Automotive GmbH each constitute an “event of default” under the leases and the financing agreement, and as a result, among other things, the lender of the mortgage financing (“Lender”) has the right to retain all payments under the leases, if any (which it has exercised), as well as to take further actions, including accelerating the debt and foreclosure (which it has not done at this time). The existence of an event of default, among other things, relieves the venture and Lender of their respective obligations with respect to the funding of an expansion as described in Note 7.
Scheduled future minimum rents, exclusive of renewals and expenses paid by tenants and future CPI-based increases, under non-cancelable direct financing leases are as follows (in thousands):

Year ending December 31,
2009	$8,484
2010	8,646
2011	8,675
2012	8,675
2013	8,675
Thereafter through 2028	105,481
None of our leases have provisions for rent increases based on percentage rents.
CPA®:17 2008 10-K — 61

Notes to Financial Statements
Note 6. Equity Investment in Real Estate
In December 2007, we acquired an interest in domestic properties net leased to Berry Plastics Corporation, Berry Plastics Holding Corporation and Berry Plastics Acquisition Corporation VII (collectively, “Berry Plastics”) through a venture, BPLAST LANDLORD LLC, in which we and an affiliate owned .01% and 99.99% interests, respectively. The total cost of this acquisition to the venture was $86.9 million. In January 2008, the venture obtained non-recourse mortgage financing on the properties of $39.4 million at a fixed annual interest rate and term of 6.6% and 10 years, respectively. In May 2008, we exercised a purchase option to acquire an additional 49.99% interest in the venture for $23.7 million, net of mortgage proceeds and other costs, such that our total interest in the properties is now 50%, with our affiliate owning the remaining 50%. We continue to account for our interest in this investment under the equity method of accounting as, under the terms of the venture’s operating agreement, we do not have the right to control operations or the ability to dissolve the venture or otherwise purchase our venture partner’s interest.
Under current accounting requirements for equity investments, we are required to record our equity investment, if impaired, at the lower of its carrying cost or fair value. Based on a valuation performed as of December 31, 2008, the value of the venture’s underlying properties declined. Based on this valuation, including the expected effect of a financing transaction that was being negotiated at December 31, 2008 and that we completed during the first quarter of 2009, we have recorded an other than temporary impairment charge of $2.1 million, which is included in Income from equity investments in the consolidated financial statements.
Our investment in this venture had a carrying value of $21.9 million at December 31, 2008, including the effect of the impairment charge, and was de minimis at December 31, 2007. Audited financial information for the venture (the entire entity, not our proportionate share) is included herein. Summarized financial information of our interests in venture properties (for the entire entities, not our proportionate share) is presented below (in thousands):

	December 31,
	2008	2007
Assets	$85,177	$87,732
Liabilities	(40,073)	(1,355)

Partners’ equity	$45,104	$86,377

	December 31,
	2008	2007
Revenue	$6,660	$218
Expenses	(5,383)	(100)

Net income	$1,277	$118

Note 7. Acquisitions of Real Estate and Real-Estate Related Investments
All amounts are based upon the exchange rate of the Euro at the date of acquisition where appropriate.
Real Estate Acquired
During 2008, we entered into seven investments, five in the United States and two in Germany, at a total cost of $278.3 million, inclusive of minority interest of $52.3 million. In connection with our investment activity, we obtained non-recourse mortgage financing totaling $139.7 million, inclusive of minority interest of $20.6 million, at a weighted average fixed annual interest rate and term of 6.9% and 11 years, respectively.
In connection with our German investments, we entered into commitments to purchase two tenant-funded expansion projects for a total cost of up to $21.5 million, based on estimated construction costs, inclusive of minority interest of up to $6.8 million. In connection with these purchase commitments, we obtained commitments from lenders for non-recourse mortgage financing totaling $13 million, inclusive of minority interest of $4.4 million, at a fixed annual interest rate to be determined at the date of funding and having a weighted average term of seven years. These purchase commitments expire in August 2010 and July 2011; however, one of the tenants filed for bankruptcy in Germany, which relieved us and the mortgage lender of our respective obligations with respect to the funding of the expansion at that property (Note 5).
CPA®:17 2008 10-K — 62

Notes to Financial Statements
Equity Investments in Real Estate Acquired
We did not enter into any equity investments in real estate in 2008. See Note 6 for a description of equity investments in real estate entered into during 2007.
Commercial Mortgage Backed Securities Investments Acquired
See Note 8 for a description of commercial mortgage backed securities investments entered into during 2008.
Note 8. Securities Held to Maturity
During 2008, we acquired investments in five investment grade CMBS pools for an aggregate cost of $20 million, representing a $13.3 million discount to their face value, which aggregated $33.3 million as of the dates of acquisition. This discount is accreted into interest income on an effective yield, adjusted for actual prepayment activity over the average life of the related securities as a yield adjustment. The CMBS investments bear initial pass-through coupon rates approximating 6.2% and have final expected payout dates ranging from December 2017 to September 2020. We account for these CMBS investments as held-to-maturity securities (Note 2). The following is a summary of our securities held-to-maturity, which consist entirely of CMBS at December 31, 2008 (in thousands):

Description	Face Value	Amortized Cost	Unrealized Loss	Estimated Fair Value
CMBS	$33,284	$20,309	$(15,747)	$4,562
For 2008, we accreted $0.4 million into interest income.
The following is a summary of the underlying credit ratings of our CMBS securities at December 31, 2008 (in thousands):

Rating	Amortized Cost
A+	$3,892
A	1,478
A-	10,380
BBB+	1,808
BBB-	2,751

$20,309

Our CMBS investments had an aggregate fair value of $4.6 million as of December 31, 2008. We carry these investments at cost, net of unamortized premiums and discounts, which are recognized in interest income using an effective yield or “interest” method. Decreases in fair value deemed to be other than temporary would be reported as a loss in the consolidated financial statements. We reevaluate these investments on a quarterly basis to determine if there has been an other-than temporary impairment. As of December 31, 2008, our CMBS investments were in an unrealized loss position, as our carrying value exceeded the investments’ market value. However, based on our assessment of expected cash flows, which is supplemented by third-party research reports, internal review of the underlying assets securing the investments and the rating of the security, as well as our intent and ability to hold our CMBS investments to maturity, we expect to fully recover the carrying value of these investments and have concluded that these investments are not other than temporarily impaired as of December 31, 2008.
Note 9. Intangibles
In connection with our acquisition of properties, we have recorded net lease intangibles of $16.4 million, which are being amortized over periods ranging from 16 years to 40 years. Amortization of below-market and above-market rent intangibles is recorded as an adjustment to revenue. Below-market rent intangibles are included in Prepaid and deferred rental income and security deposits in the consolidated financial statements. We acquired our first consolidated real estate investment in June 2008.
CPA®:17 2008 10-K — 63

Notes to Financial Statements
Intangibles are summarized as follows (in thousands):

December 31, 2008

Lease intangibles:
In-place lease	$12,796
Tenant relationship	3,225
Above-market rent	2,707
Less: Accumulated amortization	(437)

$18,291

Below-market rent	$(2,298)
Less: accumulated amortization	30

$(2,268)

Net amortization of intangibles, including the effect of foreign currency translation, was $0.4 million for 2008. Based on the intangibles recorded as of December 31, 2008, annual net amortization of intangibles is expected to be $0.9 million in each of the next five years.
Note 10. Disclosures About Fair Value of Financial Instruments
Our debt had a carrying value of $133.6 million and a fair value of $133.4 million at December 31, 2008. Our securities held to maturity had a cost basis of $20.3 million and a fair value of $4.6 million at December 31, 2008. The fair value of debt instruments was evaluated using a discounted cash flow model with rates that take into account the credit of the tenants and interest rate risk. Our other financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values at December 31, 2008.
Note 11. Risk Management and Use of Derivative Financial Instruments
Risk Management
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
Commercial Mortgage-Backed Securities
We own CMBS that are fully collateralized by a portfolio of commercial mortgages or mortgage-related securities to the extent consistent with the requirements for qualification as a REIT. Mortgage-backed securities are instruments that directly or indirectly represent a participation in, or are secured by and payable from, one or more mortgage loans secured by real estate. In most cases, mortgage-backed securities distribute principal and interest payments on the mortgages to investors. Interest rates on these instruments can be fixed or variable. Some classes of mortgage-backed securities may be entitled to receive mortgage prepayments before other classes do. Therefore, the prepayment risk for a particular instrument may be different than for other mortgage-related securities. At December 31, 2008, our CMBS investments comprised 7% of our real-estate related assets. We expect that this concentration will decrease as a proportion of real-estate related assets as we continue to invest the proceeds of our public offering in long-term net lease investments.
Use of Derivative Financial Instruments
We do not generally use derivative financial instruments to manage foreign currency rate risk exposure and generally do not use derivative instruments to hedge credit/market risks or for speculative purposes.
Embedded Credit Derivative
In August 2008, a venture in which we and an affiliate have 67% and 33% interests, respectively, and which we consolidate, acquired an investment in Germany. In connection with the investment, the venture obtained non-recourse mortgage financing for which the interest rate has both fixed and variable components. In connection with providing the financing, the lender entered into an interest
CPA®:17 2008 10-K — 64

Notes to Financial Statements
rate swap agreement on its own behalf through which the fixed interest rate component on the financing was converted into a variable interest rate instrument. Through the venture, we have the right, at our sole discretion, to prepay this debt at any time and to participate in any realized gain or loss on the interest rate swap at that time. This participation right is deemed to be an embedded credit derivative. The embedded credit derivative had a fair value of $1.4 million, inclusive of minority interest of $0.5 million, at the date of acquisition. Pursuant to a valuation obtained at December 31, 2008, we determined that this derivative instrument had no value, and, therefore, we recognized an unrealized loss of $1.4 million, inclusive of minority interest of $0.5 million, to write down the value of this instrument.
Foreign Currency Exchange
We acquired two long-term net lease investments in Germany during 2008 (Note 7), which comprise approximately 37% of current annualized lease revenue, and expect that we will acquire additional international investments in the future. We manage foreign currency exchange rate movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the same currency but are subject to such movements to the extent of the difference between the rental obligation and the debt service. We also face challenges with repatriating cash from our foreign investments. We may encounter instances where it is difficult to repatriate cash due to jurisdictional restrictions. We may also encounter instances where repatriating cash will result in current or future tax liabilities.
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
Companies in automotive related industries (manufacturing, parts, services, etc.) have been experiencing a challenging environment. Our tenants Wagon Automotive GmbH and Wagon Automotive Nagold GmbH, which operate in the automotive industry, contributed $0.8 million, or 10%, and $0.9 million, or 11%, of lease revenue for 2008 respectively. Wagon Automotive GmbH filed for bankruptcy in Germany in December 2008 (Note 5).
We intend to regularly monitor our portfolio to assess potential concentrations of credit risk as we make additional investments. As we invest the proceeds of our initial public offering, we will seek to ensure that our portfolio is reasonably well diversified and does not contain any unusual concentration of credit risks.
Note 12. Debt
Non-recourse debt consists of mortgage notes payable collateralized by an assignment of real property and direct financing leases with a carrying value of $212.6 million as of December 31, 2008. Our mortgage notes payable had fixed annual interest rates ranging from 6.2% to 7.5% and maturity dates ranging from 2015 to 2028 as of December 31, 2008.
Scheduled debt principal payments during each of the next five years following December 31, 2008 and thereafter are as follows (in thousands):

Year ending December 31,	Total
2009	$2,392
2010	2,560
2011	2,734
2012	2,914
2013	3,101
Thereafter through 2028	119,932

Total	$133,633

Note 13. Commitments and Contingencies
As of December 31, 2008, we were not involved in any material litigation. We note the following:
SEC Investigation
In 2004, following a broker-dealer examination of Carey Financial, the staff of the SEC commenced an investigation into compliance with the registration requirements of the Securities Act of 1933 in connection with the public offerings of the shares of CPA®:15 during 2002 and 2003. The matters investigated by the staff of the SEC principally included whether, in connection with a public
CPA®:17 2008 10-K — 65

Notes to Financial Statements
offering of our shares, Carey Financial and its retail distributors sold certain securities without an effective registration statement; specifically, whether the delivery of the investor funds into escrow after completion of the first phase of the offering, completed in the fourth quarter of 2002, but before a registration statement with respect to the second phase of the offering became effective in the first quarter of 2003, constituted sales of securities in violation of Section 5 of the Securities Act of 1933.
The investigation was later expanded to include matters relating to compensation arrangements with broker-dealers in connection with other CPA® REITs, but not us. The compensation arrangements principally involved payments, aggregating in excess of $9.6 million, made to a broker-dealer which distributed the shares of CPA®:15 and the shares of other CPA® REITs, the disclosure of such arrangements and compliance with applicable Financial Industry Regulatory Authority, Inc. (FINRA) requirements. The costs associated with these payments, which were made during the period from early 2000 through the end of 2003, were borne by and accounted for on the books and records of the CPA® REITs.
In March 2008, WPC and Carey Financial entered into a settlement with the SEC with respect to all matters relating to them in connection with the above-described investigations. In connection with the settlement, the SEC filed a complaint in the United States District Court for the Southern District of New York alleging violations of certain provisions of the federal securities laws, and seeking to enjoin WPC from violating those laws in the future. In its complaint the SEC alleged violations of Section 5 of the Securities Act of 1933, in connection with the offering of shares of CPA®:15, and Section 17(a) of the Securities Act of 1933 and Sections 10(b), 13(a), 13(b)(2)(A) and 14(a) of the Securities Exchange Act of 1934, and Rules 10b-5, 12b-20, 13a-1, 13a-13 and 14a-9 thereunder, among others, in connection with the above-described payments to broker-dealers and related disclosures by the CPA® REITs. With respect to Carey Financial, the complaint alleged violations of, and sought to enjoin Carey Financial from violating, Section 5 of the Securities Act of 1933. Without admitting or denying the allegations in the SEC’s complaint, WPC and Carey Financial consented to the entry of the injunction, which was entered by the court in a final judgment in March 2008. Pursuant to the final judgment, WPC made payments of $20 million, including interest, to the affected CPA® REITs. WPC also paid a $10 million civil penalty, no portion of which received.
The SEC’s complaint also alleged violations of certain provisions of the federal securities laws by our advisor’s employees John Park, who was formerly WPC’s chief financial officer, and Claude Fernandez, who was formerly WPC’s chief accounting officer. Messrs. Park and Fernandez have separately settled the charges against them.
State Securities Matters
The Maryland Securities Commission, the Arkansas Securities Department and the Alabama Securities Commission have each sought information from Carey Financial, the advisor’s wholly-owned broker-dealer subsidiary, and/or CPA®:15 relating to a previously settled SEC investigation described above. While it is possible that Maryland, Arkansas, Alabama, or another state could commence proceedings against Carey Financial relating to the SEC investigation, WPC has announced that it does not currently expect that any such proceedings, if commenced, would have a material effect on WPC incremental to that caused by the SEC settlement described above.
Note 14. Shareholders’ Equity
Distributions
Distributions paid to shareholders consist of ordinary income, capital gains, return of capital or a combination thereof for income tax purposes. For the year ended December 31, 2008, distributions per share reported for tax purposes were as follows. No distributions were paid during 2007.

2008
Ordinary income	$0.32
Return of capital	0.24

Total distributions	$0.56

In September 2008, our board of directors approved a distribution of $0.0015625 per share for each day during the period an investor was a stockholder of record from and including October 1, 2008 through December 31, 2008, which was paid on January 15, 2009.
In addition, in December 2008, our board of directors approved a distribution of $0.001736 per share for each day during the period an investor is a stockholder of record from and including January 1, 2009 through March 31, 2009, which will be paid on or about April 15, 2009.
CPA®:17 2008 10-K — 66

Notes to Financial Statements
Accumulated Other Comprehensive Loss
We had no accumulated other comprehensive income or loss at December 31, 2007. As of December 31, 2008, accumulated other comprehensive loss reflected in shareholders’ equity is comprised of the following (in thousands):

2008
Foreign currency translation adjustment	$(2,288)

Accumulated other comprehensive loss	$(2,288)

Note 15. Segment Information
We have determined that we operate in one business segment, real estate ownership, with domestic and foreign investments. As of December 31, 2007, all of our operations were domestic and we had no revenues or long-lived assets.
Geographic information for the real estate ownership segment is as follows (in thousands):

2008	Domestic	Foreign (a)	Total Company
Revenues	$5,923	$3,761	$9,684
Total long-lived assets (b)	174,942	98,372	273,314

(a)	Consists of operations in Germany.

(b)	Consists of real estate, net; net investment in direct financing leases and equity investments in real estate.
Note 16. Selected Quarterly Financial Data (unaudited)
(Dollars in thousands, except per share amounts)

	Three months ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Revenues	$—	$322	$3,590	$5,772
Operating expenses	(306)	(671)	(1,592)	(2,106)
Net (loss) income (a)	(159)	165	607	(1,860)
Income (loss) per share	(0.05)	0.01	0.03	(0.06)
Distributions declared per share	0.1375	0.1375	0.1390	0.1438

(a)	Net income for the three months ended December 31, 2008 includes the recognition of an other than temporary impairment charge of $2.1 million to reduce the carrying value of an equity investment in real estate to the estimated fair value of the venture’s underlying net assets and an unrealized loss of $1.4 million, inclusive of minority interest of $0.5 million, to write down the value of an embedded credit derivative.

	Three months ended
	June 30, 2007 (a)	September 30, 2007	December 31, 2007
Revenues	$—	$—	$—
Operating expenses	(40)	—	(68)
Net loss	(40)	—	(66)
Loss per share	(1.81)	—	(2.95)
Distributions declared per share	N/A	N/A	0.0792

(a)	We were formed on February 20, 2007 and had no operations for the period from inception to March 31, 2007.
Note 17. Pro Forma Financial Information (unaudited)
The following consolidated pro forma financial information has been presented as if our investments made and new financing obtained since February 20, 2007 (inception) had occurred on January 1, 2008 for the year ended December 31, 2008 and on
CPA®:17 2008 10-K — 67

Notes to Financial Statements
February 20, 2007 (inception) for the period from inception (February 20, 2007) through December 31, 2007. The pro forma financial information is not necessarily indicative of what the actual results would have been, nor does it purport to represent the results of operations for future periods.
(Dollars in thousands, except per share amounts)

		Period from Inception
	Year ended	(February 20, 2007) to
	December 31, 2008	December 31, 2007
Pro forma total revenues	$28,854	$24,365
Pro forma net income (a)	5,671	9,236
Pro forma earnings per share (a):
Basic and diluted	0.16	0.27

(a)	Pro forma net income and pro forma earnings per share for the year ended December 31, 2008 reflect the impact of an other than temporary impairment charge of $2.1 million to reduce the carrying value of an equity investment in real estate to the estimated fair value of the underlying venture’s net assets and an unrealized loss of $1.4 million, inclusive of minority interest of $0.5 million, to write down the value of an embedded credit derivative. Included in Pro forma net income is actual interest income generated from the proceeds of our public offering. A portion of these proceeds was used to fund the investments included in the foregoing pro forma financial information.
The pro forma weighted average shares outstanding for the year ended December 31, 2008 and the period from inception (February 20, 2007) through December 31, 2007 were determined as if all shares issued since our inception through December 31, 2008 were issued on January 1, 2008 and February 20, 2007, respectively.
Note 18. Subsequent Events
In January 2009, we entered into a domestic build-to-suit project for a total cost of up to $32.5 million, based on estimated construction costs.
In February 2009, a venture in which we and an affiliate each hold 50% interests, and which we account for under the equity method of accounting, purchased the venture’s existing $39.1 million non-recourse debt from the lender at a discount for $32.5 million and simultaneously obtained new non-recourse debt of $29 million. The new non-recourse debt has a term of three years, plus two one-year extensions, and an annual interest rate of LIBOR plus 5%, with a minimum rate of 6% and a maximum rate of 10%.
In March 2009, an entity in which we and two affiliates hold 55% and 45% interests, respectively, completed a sale-leaseback transaction with respect to a portion of the leasehold condominium interest encompassing approximately 750,000 rentable square feet in the office headquarters of The New York Times Company in New York for a total cost of approximately $234 million. We funded our portion of the purchase price with proceeds from our ongoing public offering. The jointly owned entity did not obtain debt financing for the transaction. We expect to consolidate this entity in our financial statements.
CPA®:17 2008 10-K — 68

BPLAST LANDLORD (DE) LLC

Report of Independent Registered Public Accounting Firm	70

Balance Sheets as of December 31, 2008 and 2007 (Unaudited)	71

Statements of Income for the year ended December 31, 2008 and the Period from Inception (November 9, 2007) through December 31, 2007 (Unaudited)	72

Statements of Members’ Equity for the year ended December 31, 2008 and the Period from Inception (November 9, 2007) through December 31, 2007 (Unaudited)	73

Statements of Cash Flows for the year ended December 31, 2008 and the Period from Inception (November 9, 2007) through December 31, 2007 (Unaudited)	74

Notes to Financial Statements

CPA®:17 2008 10-K — 69

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Members of BPLAST LANDLORD (DE) LLC:
In our opinion, the accompanying balance sheet and the related statement of income, shareholders’ equity and cash flow present fairly, in all material respects, the financial position of BPLAST LANDLORD (DE) LLC at December 31, 2008, and the results of its operation and its cash flow for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
New York, New York
March 25, 2009

CPA®:17 2008 10-K — 70

BPLAST LANDLORD (DE) LLC
BALANCE SHEETS
(Amounts in whole dollars)

	December 31,
	2008	2007
		(UNAUDITED)
Assets:
Real estate, net	$80,355,072	$82,964,658
Intangible assets, net	4,409,169	4,637,126
Other assets, net	412,729	130,000

Total assets	$85,176,970	$87,731,784

Liabilities and Members’ Equity:
Liabilities:
Non-recourse debt	$39,071,069	$—
Deferred and prepaid rental income	764,518	1,354,858
Accrued expenses	222,003	—

Total liabilities	40,057,590	1,354,858

Members’ Equity:
Members’ equity	43,709,001	86,258,748
Accumulated earnings	1,410,379	118,178

Total members’ equity	45,119,380	86,376,926

Total liabilities and members’ equity	$85,176,970	$87,731,784

The accompanying notes are an integral part of these financial statements.

CPA®:17 2008 10-K — 71

BPLAST LANDLORD (DE) LLC
STATEMENTS OF INCOME
(Amounts in whole dollars)

		Period from
		inception
		(November 9, 2007)
	Year ended	through
	December 31, 2008	December 31, 2007
		(UNAUDITED)
Revenues
Rental income	$6,651,343	$218,327
Other operating income	8,198	—

	6,659,541	218,327

Operating Expenses
Depreciation and amortization	(2,811,881)	(100,149)
Property expense	(19,753)	—
General and administrative	(300)	—

	(2,831,934)	(100,149)

Other Income and Expenses
Interest expense	(2,535,406)	—

	(2,535,406)	—

Net income	$1,292,201	$118,178

The accompanying notes are an integral part of these financial statements.

CPA®:17 2008 10-K — 72

BPLAST LANDLORD (DE) LLC
STATEMENTS OF MEMBERS’ EQUITY
For the year ended December 31, 2008 and
the period from inception (November 9, 2007) to December 31, 2007 (Unaudited)
(Amounts in whole dollars)

	Managing	Non-Managing
	Member	Members	Total
Balance, November 9, 2007	$—	$—	$—
Contributions	435,205	86,605,789	87,040,994
Distributions	(3,911)	(778,335)	(782,246)
Net income	591	117,587	118,178

Balance, December 31, 2007	431,885	85,945,041	86,376,926

Contributions	305	60,773	61,078
Distributions	(213,054)	(42,397,771)	(42,610,825)
Net income	6,461	1,285,740	1,292,201

Balance, December 31, 2008	$225,597	$44,893,783	$45,119,380

The accompanying notes are an integral part of these financial statements.

CPA®:17 2008 10-K — 73

BPLAST LANDLORD (DE) LLC
STATEMENTS OF CASH FLOWS
(Amounts in whole dollars)

		Period from
		inception
		(November 9, 2007)
	Year ended	through
	December 31, 2008	December 31, 2007
		(UNAUDITED)
Cash flows from operating activities:
Net income	$1,292,201	$118,178
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including intangible assets and deferred financing costs	2,829,963	100,149
Amortization of rent-related intangibles	(731)	(26)
Increase in accounts receivable	(197,548)	—
(Decrease) increase in prepaid rental income	(563,945)	563,945
Increase in accrued expenses	222,003	—

Net cash provided by operating activities	3,581,943	782,246

Cash flows from investing activities:
Acquisition of real estate	—	(86,910,994)
Funds placed in escrow for future improvements	(36,000)	—

Net cash used in investing activities	(36,000)	(86,910,994)

Cash flows from financing activities:
Distributions to members	(42,610,825)	(782,246)
Contributions from members	61,078	87,040,994
Proceeds from non-recourse mortgage	39,400,000	—
Payment of mortgage principal	(328,931)	—
Deferred financing costs and mortgage deposits, net of deposits refunded	(67,265)	(130,000)

Net cash used in financing activities	(3,545,943)	86,128,748

Net change in cash and cash equivalents	—	—
Cash and cash equivalents, beginning of year	—	—

Cash and cash equivalents, end of year	$—	$—

Supplemental disclosures:
Interest paid	$2,295,320	$—

The accompanying notes are an integral part of these financial statements.

CPA®:17 2008 10-K — 74

BPLAST LANDLORD (DE) LLC
NOTES TO FINANCIAL STATEMENTS
(Amounts in whole dollars. Amounts and disclosures relating to the period from inception (November 9, 2007) through December 31, 2007 are unaudited.)
Note 1. Organization and Business
BPLAST LANDLORD LLC was formed in Delaware on November 9, 2007 as a limited liability company. We commenced operations on December 19, 2007, when we purchased land and buildings subject to a master net lease as described below. As used in these financial statements, the terms “Company,” “we,” “us” and “our” represent BPLAST LANDLORD LLC, unless otherwise indicated.
Our business consists of the leasing of three industrial facilities located in Evansville, Indiana; Lawrence, Kansas and Baltimore, Maryland to Berry Plastics Corporation, Berry Plastics Holding Corporation and Berry Plastics Acquisition Corporation VII (collectively, “Berry Plastics”) pursuant to a master net lease. The lease has an initial term of 20 years with two ten-year renewal options and provides for annual rent of $6,640,000. The leases provide for rent increases based on a formula indexed to the Consumer Price Index commencing on the second anniversary of the lease start date and annually thereafter.
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
Real Estate Leased to Others
Real estate is leased to others on a net lease basis whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance, repairs, renewals and improvements. Expenditures for maintenance and repairs including routine betterments are charged to operations as incurred. Significant renovations that increase the useful life of the properties are capitalized.
The leases are accounted for as operating leases, that is, real estate is recorded at cost less accumulated depreciation; future minimum rental revenue is recognized on a straight-line basis over the term of the related lease and expenses (including depreciation) are charged to operations as incurred.
In connection with our acquisition of properties, purchase costs are allocated to the tangible and intangible assets and liabilities acquired based on their estimated fair values. The value of the tangible assets, consisting of land, buildings and tenant improvements, is determined as if vacant. Intangible assets, including the above-market value of leases, the value of in-place leases and the value of tenant relationships, are recorded at their relative fair values. The below-market value of leases is also recorded at the relative fair values and is included in Prepaid and deferred rental income in the financial statements.
Above-market and below-market in-place lease values for owned properties are recorded based on the present value (using an interest rate reflecting the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the leases negotiated and in place at the time of acquisition of the properties and (ii) management’s estimate of fair market lease rates for the property or equivalent property, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease value is amortized as a reduction of rental income over the remaining non-cancelable term of each lease. The capitalized below-market lease value is amortized as an increase to rental income over the initial term and any fixed rate renewal periods in the respective leases.
The total amount of other intangibles is allocated to in-place lease values and tenant relationship intangible values based on management’s evaluation of the specific characteristics of the tenant’s lease and our overall relationship with the tenant. Characteristics that are considered in allocating these values include the nature and extent of the existing relationship with the tenant, prospects for developing new business with the tenant, the tenant’s credit quality and the expectation of lease renewals among other factors. Third party appraisals or management’s estimates are used to determine these values.

CPA®:17 2008 10-K — 75

BPLAST LANDLORD (DE) LLC
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Amounts in whole dollars. Amounts and disclosures relating to the period from inception (November 9, 2007) through December 31, 2007 are unaudited.)
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
Intangibles for in-place leases are amortized to expense over the remaining initial lease term while intangibles for tenant relationships are amortized to expense over the remaining initial lease term and any expected renewal terms. No amortization period for any intangible asset will exceed the remaining depreciable life of the building. In the event that a lease is terminated, the unamortized portion of each intangible will be charged to expense.
On an ongoing basis, we assess our ability to collect rent and other tenant-based receivables and determine an appropriate allowance for uncollected amounts. We recognize a provision for uncollected rents and other tenant receivables and measure our allowance against actual arrearages. For amounts in arrears, we make subjective judgments based on our knowledge of the lessee’s circumstances and may reserve for the entire receivable amount from the lessee because there has been significant or continuing deterioration in the lessee’s ability to meet its lease obligations.
Cash and Cash Equivalents
We have no cash or cash equivalents. Cash activities required for the operations of our business are carried out by our members on our behalf.
Other Assets
Included in Other assets, net are escrow balances, accrued rent and other amounts receivable from the tenant and deferred charges. Deferred charges are costs incurred in connection with mortgage financing that are amortized over the terms of the mortgage. Such amortization is included in Interest expense in the financial statements.
Depreciation
Depreciation is computed using the straight-line method over the estimated useful lives of the properties, or 30 years.
Impairments
When events or changes in circumstances indicate that the carrying amount may not be recoverable, we assess the recoverability of our long-lived assets and certain intangible assets based on projections of undiscounted cash flows, without interest charges, over the life of such assets. In the event that these cash flows are insufficient, the assets are adjusted to their estimated fair value.
When events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, we assess the recoverability of our long-lived assets and certain intangible assets based on projections of undiscounted cash flows, without interest charges, over the life of such assets. In the event that such cash flows are insufficient, the assets are adjusted to their estimated fair value. We perform a review of our estimate of the residual value of our direct financing leases at least annually to determine whether there has been an other than temporary decline in our current estimate of residual value of the underlying real estate assets (i.e., the estimate of what we could realize upon sale of the property at the end of the lease term). If the review indicates a decline in residual value that is other than temporary, a loss is recognized and the accounting for the direct financing lease will be revised to reflect the decrease in the expected yield using the changed estimate, that is, a portion of the future cash flow from the lessee will be recognized as a return of principal rather than as revenue.
When we identify assets as held for sale, we discontinue depreciating the assets and estimate the sales price, net of selling costs, of such assets. If, in our opinion, the net sales price of the assets which have been identified for sale is less than the net book value of the assets, an impairment charge is recognized and the carrying value of the property is reduced. To the extent that a purchase and sale agreement has been entered into, the impairment charge is based on the negotiated sales price. To the extent that we have adopted a plan to sell an asset but have not entered into a sales agreement, we will make judgments of the net sales price based on current market information. We will continue to review the initial impairment for subsequent changes in the fair value less costs to sell and may recognize an additional impairment charge if warranted. If circumstances arise that previously were considered unlikely and, as a

CPA®:17 2008 10-K — 76

BPLAST LANDLORD (DE) LLC
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Amounts in whole dollars. Amounts and disclosures relating to the period from inception (November 9, 2007) through December 31, 2007 are unaudited.)
result, we decide not to sell a property previously classified as held for sale, the property is reclassified as held and used. A property that is reclassified is measured and recorded individually at the lower of (a) its carrying amount before the property was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the property been continuously classified as held and used or (b) the fair value at the date of the subsequent decision not to sell.
Income Taxes
We have elected to be treated as a limited partnership for U.S. federal income tax purposes. As such, we are generally not directly subject to tax and the taxable income or loss of our operations are included in the income tax returns of our members; accordingly, no provision for income tax expense or benefit is reflected in the accompanying consolidated financial statements.
Note 3. Real Estate
Real estate, which consists of land and buildings leased to others, at cost, and accounted for as an operating lease, is summarized as follows:

	2008	2007
		(UNAUDITED)
Land	$4,770,000	$4,770,000
Buildings	78,287,602	78,287,602

	83,057,602	83,057,602
Less: Accumulated depreciation	(2,702,530)	(92,944)

	$80,355,072	$82,964,658

Scheduled Future Minimum Rents
Scheduled future minimum rents, exclusive of renewals and expenses paid by the tenant and future CPI-based increases, under the non-cancelable operating lease, total $6,640,000 in each of the next five years and $92,960,000 thereafter.
Note 4. Intangible Assets and Goodwill
In connection with our acquisition of properties, we have recorded net lease intangibles of $3,853,392. These intangibles are being amortized over periods ranging from 20 to 30 years. Amortization of below-market and above-market rent intangibles is recorded as an adjustment to revenue.
Intangibles and goodwill are summarized as follows:

	2008	2007
		(UNAUDITED)
Lease intangibles
In-place lease	$3,873,697	$3,873,697
Tenant relationship	258,273	258,273
Above-market rent	513,275	513,275
Less: accumulated amortization	(236,076)	(8,119)

	$4,409,169	$4,637,126

Below-market rent	$(791,853)	$(791,853)
Less: accumulated amortization	27,335	940

	$(764,518)	$(790,913)

Net amortization of intangibles was $201,563 and $7,179 for the year ended December 31, 2008 and the period from inception (November 9, 2007) through December 31, 2007, respectively. Based on the intangible assets as of December 31, 2008, annual net amortization of intangibles is $201,563 for each of the next five years.

CPA®:17 2008 10-K — 77

BPLAST LANDLORD (DE) LLC
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
(Amounts in whole dollars. Amounts and disclosures relating to the period from inception (November 9, 2007) through December 31, 2007 are unaudited.)
Note 5. Non-Recourse Debt
Our non-recourse debt consists of a mortgage note payable that is collateralized by a lease assignment and by real property with a carrying value of $80,355,072 at December 31, 2008. The debt bears interest at a fixed annual rate of 6.60% per annum and matures in February 2018, at which time a balloon payment of $34,045,033 will be due.
Scheduled debt principal payments during each of the next five years following December 31, 2008 and thereafter are as follows:

Years ended December 31,	Total Debt
2009	$417,982
2010	446,819
2011	477,646
2012	503,342
2013	545,325
Thereafter through 2018	36,679,955

Total	$39,071,069

Note 6. Disclosures about Fair Value of Financial Instruments
We estimate that the fair value of our non-recourse debt was $36,197,728 at December 31, 2008. The fair value of our debt was evaluated using a discounted cash flow model with rates that take into account the credit of the tenant and interest rate risk. The carrying value of the debt was $39,071,069 at December 31, 2008. We are not required to disclose the fair value of operating leases under SFAS No. 107 “Disclosures about Fair Value of Financial Statements.” Our other financial assets and liabilities had fair values that approximated their carrying values at December 31, 2008.
Note 7. Subsequent Event
In February 2009, we purchased our existing non-recourse debt of $39,071,069 from the lender at a discount for $32,500,000 and simultaneously obtained new non-recourse debt of $29,000,000. The new non-recourse debt has a term of three years, plus two one-year extensions, and an annual interest rate of LIBOR plus 5%, with a minimum rate of 6% and a maximum rate of 10%.

CPA®:17 2008 10-K — 78

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
SCHEDULE III — REAL ESTATE and ACCUMULATED DEPRECIATION
as of December 31, 2008
(in thousands)

											Life on which
											Depreciation in
				Costs Capitalized	Increase	Gross Amount at which Carried					Latest Statement of
		Initial Cost to Company		Subsequent to	(Decrease) in Net	at Close of Period (c)			Accumulated	Date	Income is
Description	Encumbrances	Land	Buildings	Acquisition (a)	Investments (b)	Land	Buildings	Total	Depreciation (d)	Acquired	Computed
Real Estate Under Operating Leases:
Industrial facility in Norfolk, NE	$1,930	$625	$1,713	$—	$107	$625	$1,820	$2,445	$35	Jun. 2008	30 yrs.
Residential and office facilities in Soest, Germany and warehouse/distribution facility in Bad Wünnenbeg, Germany	32,017	3,193	45,932	—	(5,087)	2,844	41,194	44,038	546	Jul. 2008	36 yrs.
Educational facility in Chicago, IL	16,868	6,300	20,509	—	—	6,300	20,509	26,809	342	Jul. 2008	30 yrs.
Office/industrial facility in Alvarado, TX and industrial facility in Bossier City, LA	15,946	2,725	25,233	—	(3,395)	2,725	21,838	24,563	239	Aug. 2008	25 – 40 yrs.
Land in Waldaschaff, Germany	6,067	10,373	—	—	(550)	9,823	—	9,823	—	Aug. 2008	N/A
Retail facilities in Phoenis, AZ and Columbia, MD	39,300	14,500	48,865	—	(2,062)	14,500	46,803	61,303	293	Sep. 2008	40 yrs.

	$112,128	$37,716	$142,252	$—	$(10,987)	$36,817	$132,164	$168,981	$1,455

						Gross Amount at
				Costs Capitalized	Increase	which Carried
		Initial Cost to Company		Subsequent to	(Decrease) in Net	at Close of	Date
Description	Encumbrances	Land	Buildings	Acquisition (a)	Investments (b)	Period Total	Acquired
Direct Financing Method:
Office/industrial facility in Nagold, Germany and industrial facility in Waldaschaff, Germany	$21,505	$6,012	$41,493	$—	$(2,447)	$45,058	Aug. 2008
Industrial facilities in Sanford, NC and Mayodan, NC	—	3,100	35,766	—	—	38,866	Dec. 2008

	$21,505	$9,112	$77,259	$—	$(2,447)	$83,924

CPA®:17 2008 10-K — 79

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
NOTES to SCHEDULE III — REAL ESTATE and ACCUMULATED DEPRECIATION

(a)	Consists of the costs of improvements subsequent to purchase and acquisition costs including construction costs on build-to-suit transactions, legal fees, appraisal fees, title costs and other related professional fees.
(b)	The increase (decrease) in net investment is primarily due to (i) the amortization of unearned income from net investment in direct financing leases, which produces a periodic rate of return that at times may be greater or less than lease payments received, (ii) sales of properties, (iii) impairment charges, and (iv) changes in foreign currency exchange rates.

(c)	Reconciliation of real estate and accumulated depreciation (in thousands):

Reconciliation of
Real Estate
Subject to
Operating Leases
December 31,
2008
Balance at beginning of year	$—
Additions	180,076
Foreign currency translation adjustment	(5,638)
Reclassification to intangible asset	(5,457)

Balance at close of year	$168,981

Reconciliation
of Accumulated
Depreciation
December 31,
2008
Balance at beginning of year	$—
Depreciation expense	1,455

Balance at close of year	$1,455

At December 31, 2008, the aggregate cost of real estate, net of accumulated depreciation and accounted for as operating leases, owned by us and our consolidated subsidiaries for federal income tax purposes was $189.7 million.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A(T). Controls and Procedures.
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
Our chief executive officer and acting chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of December 31, 2008 at a reasonable level of assurance.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable

CPA®:17 2008 10-K — 80

assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.
Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.
We assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, we used criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we concluded that, as of December 31, 2008, our internal control over financial reporting is effective based on those criteria.
This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.

CPA®:17 2008 10-K — 81

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
This information will be contained in our definitive proxy statement for the 2009 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.
Item 11. Executive Compensation.
This information will be contained in our definitive proxy statement for the 2009 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
This information will be contained in our definitive proxy statement for the 2009 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
This information will be contained in our definitive proxy statement for the 2009 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.
Item 14. Principal Accountant Fees and Services.
This information will be contained in our definitive proxy statement for the 2009 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.

CPA®:17 2008 10-K — 82

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(1)	and (2) — Financial statements and schedules – see index to financial statements included in Item 8.

Other Financial Statements — BPLAST LANDLORD LLC

(3)	Exhibits:
The following exhibits are filed as part of this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
3.1	Articles of Incorporation of Registrant	Incorporated by reference to Registration Statement on Form S-11 (No. 333-140842) filed February 22, 2007

3.2	Articles of Amendment and Restatement of Corporate Property Associates 17 – Global Incorporated	Incorporated by reference to Quarterly Report on Form 10-Q filed December 14, 2007

3.3	Bylaws of Corporate Property Associates 17 – Global Incorporated	Incorporated by reference to Quarterly Report on Form 10-Q filed on December 14, 2007

4.1	2007 Distribution Reinvestment and Stock Purchase Plan	Incorporated by reference to Quarterly Report on Form 10-Q filed on December 14, 2007

10.1	Selected Dealer Agreement dated as of December 7, 2007 by and among, Corporate Property Associates 17 – Global Incorporated, Carey Financial, LLC, Carey Asset Management Corp., W. P. Carey & Co. LLC and Ameriprise Financial Services, Inc.	Incorporated by reference to Form 8-K filed December 10, 2007

10.2	Advisory Agreement dated November 12, 2007 between Corporate Property Associates 17 – Global Incorporated and Carey Asset Management Corp.	Incorporated by reference to Quarterly Report on Form 10-Q filed December 14, 2007

10.3	Agreement of Limited Partnership of CPA:17 Limited Partnership dated November 12, 2007 by and among, Corporate Property Associates 17 – Global Incorporated and W. P. Carey Holdings, LLC	Incorporated by reference to Quarterly Report on Form 10-Q filed December 14, 2007

10.4	Sales Agency Agreement dated November 30, 2007 between Corporate Property Associates 17 – Global Incorporated and Carey Financial, LLC	Incorporated by reference to Quarterly Report on Form 10-Q filed December 14, 2007

10.5	Subscription Escrow Agreement	Incorporated by reference to Registration Statement on Form S-11 (No. 333-140842) filed October 29, 2007

10.6	Form of Amended Selected Dealer Agreement by and between Carey Financial, LLC and the selected dealers named therein from time to time	Incorporated by reference to Registration Statement on Form S-11 (File No. 333-140842) filed August 1, 2008

10.7	Amendment No. 1 to Advisory Agreement dated as of July 1, 2008 between Corporate Property Associates 17 – Global Incorporated and Carey Asset Management Corp.	Incorporated by reference to Registration Statement on Form S-11 (File No. 333-140842) filed August 1, 2008

10.8	Asset Management Agreement dated as of July 1, 2008 between Corporate Property Associates 17 – Global Incorporated and W. P. Carey & Co. B.V.	Incorporated by reference to Registration Statement on Form S-11 (File No. 333-140842) filed August 1, 2008

10.9	Form of Indemnification Agreement with independent directors	Incorporated by reference to Registration Statement on Form S-11 (File No. 333-140842) filed August 1, 2008

21.1	Subsidiaries of Registrant	Filed herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

CPA®:17 2008 10-K – 83

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corporate Property Associates 17 — Global Incorporated
Date 3/26/2009	By:	/s/ Mark J. DeCesaris
Mark J. DeCesaris
Managing Director and Acting Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Wm. Polk Carey Wm. Polk Carey	Chairman of the Board and Director	3/26/2009

/s/ Gordon F. DuGan Gordon F. DuGan	Chief Executive Officer and Director (Principal Executive Officer)	3/26/2009

/s/ Mark J. DeCesaris Mark J. DeCesaris	Managing Director and Acting Chief Financial Officer (Principal Financial Officer)	3/26/2009

/s/ Thomas J. Ridings, Jr. Thomas J. Ridings, Jr.	Executive Director and Chief Accounting Officer (Principal Accounting Officer)	3/26/2009

/s/ Marshall E. Blume Marshall E. Blume	Director	3/26/2009

/s/ Elizabeth P. Munson Elizabeth P. Munson	Director	3/26/2009

/s/ Richard J. Pinola Richard J. Pinola	Director	3/26/2009

/s/ James D. Price James D. Price	Director	3/26/2009

CPA®:17 2008 10-K — 84