Form 10-K/A
period 2008-12-31
Corporate Property Associates 17 - Global INC
filed 2009-04-28
CIK 1390213

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE
Corporate Property Associates 17 — Global Incorporated is filing this Amendment No. l to its Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the Securities and Exchange Commission on March 26, 2009, in order to revise the certifications originally filed as Exhibits 31.1 and 31.2, which inadvertently omitted certain language required to be included in the introduction to paragraph 4 and in paragraph 4(b). This Form 10-K/A is limited in scope to the foregoing, and should be read in conjunction with the original Form 10-K and our other filings with the Securities and Exchange Commission.
This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K or modify or update those disclosures affected by subsequent events. Except as described above, we have not modified or updated other disclosures or information presented in the original Form 10-K.
Part IV
Item 15. Exhibits, Financial Statement Schedules
(1) and (2) — Financial statements and schedules – see index to financial statements included in Item 8.
      Other Financial Statements — BPLAST LANDLORD LLC
(3) Exhibits
     The following exhibits are filed as part of this Form 10-K/A:
     31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
     31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corporate Property Associates 17 — Global Incorporated
Date 4/28/09	By:	/s/ Mark J. DeCesaris
Mark J. DeCesaris
Managing Director and Acting Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Wm. Polk Carey Wm. Polk Carey	Chairman of the Board and Director	4/28/09

/s/ Gordon F. DuGan Gordon F. DuGan	Chief Executive Officer and Director (Principal Executive Officer)	4/28/09

/s/ Mark J. DeCesaris Mark J. DeCesaris	Managing Director and Acting Chief Financial Officer (Principal Financial Officer)	4/28/09

/s/ Thomas J. Ridings, Jr. Thomas J. Ridings, Jr.	Executive Director and Chief Accounting Officer (Principal Accounting Officer)	4/28/09

/s/ Marshall E. Blume Marshall E. Blume	Director	4/28/09

/s/ Elizabeth P. Munson Elizabeth P. Munson	Director	4/28/09

/s/ Richard J. Pinola Richard J. Pinola	Director	4/28/09

/s/ James D. Price James D. Price	Director	4/28/09

CPA®:17 2008 10-K — 84