Form 10-Q
period 2009-03-31
Corporate Property Associates 17 - Global INC
filed 2009-05-15
CIK 1390213

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
Registrant had 46,406,514 shares of common stock, $.001 par value, outstanding at May 11, 2009.

*	The summarized consolidated financial statements contained herein are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of such financial statements have been included.
Forward Looking Statements
This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this Report, contains forward-looking statements within the meaning of the federal securities laws. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties and other factors that may materially affect our future results, performance, achievements or transactions. Information on factors which could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the Securities and Exchange Commission (the “SEC”), including but not limited to those described in Item 1A. Risk Factors in our Form 10-K for the year ended December 31, 2008. We do not undertake to revise or update any forward-looking statements. Additionally, a description of our critical accounting estimates is included in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Form 10-K for the year ended December 31, 2008. There has been no significant change in our critical accounting estimates.
As used in this Report, the terms “we,” “us” and “our” represent Corporate Property Associates 17 – Global Incorporated, unless otherwise indicated.
CPA®:17 – Global 3/31/2009 10-Q — 1

PART I
Item 1. Financial Statements
CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share amounts)

	March 31, 2009	December 31, 2008
		(NOTE)
Assets
Real estate, net	$163,434	$167,526
Net investment in direct financing leases	315,066	83,924
Real estate under construction	15,407	—
Equity investment in real estate	24,243	21,864
Cash and cash equivalents	78,697	161,569
Commercial mortgage-backed securities	20,460	20,309
Intangible assets, net	17,518	18,291
Deferred offering costs and other assets	4,991	5,589

Total assets	$639,816	$479,072

Liabilities and Equity
Liabilities:
Non-recourse debt	$129,128	$133,633
Accounts payable, accrued expenses and other liabilities	3,901	4,170
Prepaid and deferred rental income	4,065	4,468
Due to affiliates	7,394	4,797
Distributions payable	5,958	4,507

Total liabilities	150,446	151,575

Commitments and contingencies
Equity:
CPA®:17 – Global shareholders’ equity:
Preferred stock, $0.001 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; 42,065,749 and 34,625,497 shares issued, respectively	42	35
Additional paid-in capital	377,110	310,732
Distributions in excess of accumulated earnings	(16,716)	(11,056)
Accumulated other comprehensive loss	(3,956)	(2,288)

	356,480	297,423
Less, treasury stock at cost, 8,889 shares at March 31, 2009	(83)	—

Total CPA®:17 – Global shareholders’ equity	356,397	297,423
Noncontrolling interests	132,973	30,074

Total equity	489,370	327,497

Total liabilities and equity	$639,816	$479,072

Note: The consolidated balance sheet at December 31, 2008 has been derived from the consolidated financial statements at that date as adjusted (Note 2).
The accompanying notes are an integral part of these consolidated financial statements.
CPA®:17 – Global 3/31/2009 10-Q — 2

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share amounts)

	Three months ended March 31,
	2009	2008
Revenues
Rental income	$4,271	$—
Interest income from direct financing leases	3,765	—
Interest income from commercial mortgage-backed securities	673	—

	8,709	—

Expenses
Depreciation and amortization	(1,086)	—
General and administrative	(1,242)	(306)
Property expenses	(1,362)	—

	(3,690)	(306)

Other Income and Expenses
Other interest income	128	147
Income from equity investment in real estate	391	—
Other income and expenses	(1,690)	—
Interest expense	(2,092)	—

	(3,263)	147

Income (loss) before income taxes	1,756	(159)
Provision for income taxes	(241)	—

Net Income (Loss)	1,515	(159)

Less: Net income attributable to noncontrolling interests	(1,217)	—

Net Income (Loss) Attributable to CPA®:17 – Global Shareholders	$298	$(159)

Earnings (Loss) Per Share
Net income (loss) attributable to CPA®:17 – Global shareholders	$0.01	$(0.05)

Weighted Average Shares Outstanding	38,152,272	2,962,858

Distributions Declared Per Share	$0.1562	$0.1375

The accompanying notes are an integral part of these consolidated financial statements.
CPA®:17 – Global 3/31/2009 10-Q — 3

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
Consolidated Statements of Comprehensive Loss (Unaudited)
(in thousands)

	Three months ended March 31,
	2009	2008
Net Income (Loss)	$1,515	$(159)
Other Comprehensive Loss
Foreign currency translation adjustment	(2,461)	—
Change in unrealized loss on derivative instrument	(2)	—

	(2,463)	—

Comprehensive loss	(948)	(159)

Less: Net income attributable to noncontrolling interests	(1,217)	—
Add: Foreign currency translation adjustment attributable to noncontrolling interests	795	—

Comprehensive Loss Attributable to CPA®:17 – Global Shareholders	$(1,370)	$(159)

The accompanying notes are an integral part of these consolidated financial statements.
CPA®:17 – Global 3/31/2009 10-Q — 4

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
Consolidated Statement of Equity (Unaudited)
For the three months ended March 31, 2009 and the year ended December 31, 2008
(in thousands, except share amounts)

	CPA®:17 – Global Shareholders
				Distributions	Accumulated		Total
			Additional	in Excess of	Other		CPA®:17 –
		Common	Paid-In	Accumulated	Comprehensive	Treasury	Global	Noncontrolling
	Shares	Stock	Capital	Earnings	Loss	Stock	Shareholders	Interests	Total
Balance at January 1, 2008	22,222	$—	$200	$(106)	$—	$—	$94	$—	$94
Shares issued, net of offering costs	34,544,270	35	309,942	—	—	—	309,977	—	309,977
Shares issued to affiliates	59,005	—	590	—	—	—	590	—	590
Contributions	—	—	—	—	—	—	—	31,527	31,527
Distributions declared	—	—	—	(9,703)	—	—	(9,703)	(23)	(9,726)
Net loss	—	—	—	(1,247)	—	—	(1,247)	(370)	(1,617)
Other comprehensive loss:
Foreign currency translation adjustment	—	—	—	—	(2,288)	—	(2,288)	(1,060)	(3,348)

Balance at December 31, 2008	34,625,497	35	310,732	(11,056)	(2,288)	—	297,423	30,074	327,497

Shares issued, net of offering costs	7,393,955	7	65,920	—	—	—	65,927	—	65,927
Shares issued to affiliates	46,297	—	458	—	—	—	458	—	458
Contributions	—	—	—	—	—	—	—	103,363	103,363
Distributions declared	—	—	—	(5,958)	—	—	(5,958)	(886)	(6,844)
Net income	—	—	—	298	—	—	298	1,217	1,515
Other comprehensive loss:
Foreign currency translation adjustment	—	—	—	—	(1,666)	—	(1,666)	(795)	(2,461)
Change in unrealized loss on derivative instrument	—	—	—	—	(2)	—	(2)	—	(2)
Repurchase of shares	(8,889)	—	—	—	—	(83)	(83)	—	(83)

Balance at March 31, 2009	42,056,860	$42	$377,110	$(16,716)	$(3,956)	$(83)	$356,397	$132,973	$489,370

The accompanying notes are an integral part of these consolidated financial statements.
CPA®:17 – Global 3/31/2009 10-Q — 5

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three months ended March 31,
	2009	2008
Cash Flows — Operating Activities
Net income (loss)	$1,515	$(159)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization, including intangible assets	1,086	—
Straight-line rent adjustments and amortization of rent-related intangibles	(520)	—
Income from equity investment in real estate in excess of distributions received	(256)	—
Issuance of shares to affiliate in satisfaction of fees due	458	—
Amortization of discount on commercial mortgage-backed securities	156	—
Realized loss on foreign currency transactions	1,692	—
Allowance for uncollectible amounts	878	—
Increase in accounts receivable and prepaid expenses	(958)	—
Decrease in prepaid and deferred rental income	(665)	—
Change in other operating assets and liabilities	89	239

Net cash provided by operating activities	3,475	80

Cash Flows — Investing Activities
Acquisitions of real estate and direct financing lease (a) (b)	(245,447)	—
Contributions to equity investments in real estate	(2,125)	—
Payment of deferred acquisition fees to an affiliate	(155)	—

Net cash used in investing activities	(247,727)	—

Cash Flows — Financing Activities
Distributions paid	(4,507)	(2)
Contributions from noncontrolling interests	103,363	—
Distributions to noncontrolling interests	(886)	—
Scheduled payments of mortgage principal	(759)	—
Proceeds from issuance of shares, net of offering costs	65,927	67,307
Purchase of treasury stock	(83)	—

Net cash provided by financing activities	163,055	67,305

Change in Cash and Cash Equivalents During the Period
Effect of exchange rate changes on cash	(1,675)	—

Net (decrease) increase in cash and cash equivalents	(82,872)	67,385
Cash and cash equivalents, beginning of period	161,569	183

Cash and cash equivalents, end of period	$78,697	$67,568

Noncash investing and financing activities:

(a)	The cost basis of real estate investments acquired during the three months ended March 31, 2009 also includes deferred acquisition fees payable of $3.3 million.

(b)	Excludes interest capitalized of $0.1 million.
The accompanying notes are an integral part of these consolidated financial statements.
CPA®:17 – Global 3/31/2009 10-Q — 6

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
Notes to Consolidated Financial Statements (Unaudited)
Note 1. Organization and Offering
Organization
Corporate Property Associates 17 – Global Incorporated is a real estate investment trust (“REIT”) that invests primarily in commercial properties leased to companies domestically and internationally. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements relating to the nature of our income, the level of our distributions and other factors. We earn revenue principally by leasing real estate on a triple net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, contractual rent increases, tenant defaults and sales of properties. As of March 31, 2009, our real estate portfolio consisted of our full or partial ownership interests in 20 fully occupied properties leased to ten tenants, totaling approximately 4.6 million square feet (on a pro rata basis). We were formed in 2007 and conduct substantially all of our investment activities and own all of our assets through CPA:17 Limited Partnership, our operating partnership. We are a general partner and a limited partner and anticipate that we will own a 99.985% capital interest in the operating partnership. W. P. Carey Holdings, LLC (“Carey Holdings”), a subsidiary of W. P. Carey & Co. LLC (“WPC”), holds a special general partner interest in the operating partnership. WPC, together with certain of its subsidiaries and Carey Holdings, is referred to herein as the “advisor.”).
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
Public Offering
In November 2007, our registration statement on Form S-11 (File No. 333-140842), covering an initial public offering of up to 200,000,000 shares of common stock at $10.00 per share, was declared effective by the SEC under the Securities Act of 1933, as amended. The registration statement also covers the offering of up to 50,000,000 shares of common stock at $9.50 pursuant to our distribution reinvestment and stock purchase plan. Our initial public offering is being offered on a “best efforts” basis by Carey Financial and selected other dealers. We commenced our initial public offering in late December 2007. We raised $71.6 million during the three months ended March 31, 2009 and, from inception in December 2007 through April 30, 2009, we have raised a total of more than $440 million.
We intend to use the net proceeds of the offering to acquire, own and manage a portfolio of commercial properties leased to a diversified group of companies primarily on a single tenant net lease basis.
Note 2. Basis of Presentation
The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, they do not include all information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results of the interim periods presented have been included. The results of operations for the interim periods are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008.
Basis of Consolidation
The consolidated financial statements include all of our accounts and those of our majority-owned and/or controlled subsidiaries. The portion of these entities that we do not own is presented as noncontrolling interest as of and during the periods consolidated. All material inter-entity transactions have been eliminated.
When we obtain an economic interest in an entity, we evaluate the entity to determine if the entity is deemed a variable interest entity (“VIE”) and if we are deemed to be the primary beneficiary in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”). We consolidate (i) entities that are VIEs and of which we are deemed to be the primary beneficiary and (ii) entities that are non-VIEs that we control. Entities that we account for under the equity method (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus fundings) include (i) entities that are VIEs and of which we are not deemed to be the primary beneficiary and (ii) entities that are non-VIEs that we do not control but over which we have the ability to exercise significant influence. We will reconsider our determination of whether an entity is a VIE and who the primary beneficiary is if certain events occur that are likely to cause a change in the original determinations.
CPA®:17 – Global 3/31/2009 10-Q — 7

Notes to Consolidated Financial Statements
We conduct substantially all of our investment activities and own all of our assets through CPA:17 Limited Partnership, our operating partnership. We are a general partner and a limited partner and own a 99.985% capital interest in the operating partnership. W. P. Carey Holdings, LLC (“Carey Holdings”), a subsidiary of WPC, holds a special general partner interest in the operating partnership. In accordance with FIN 46R, we deem the operating partnership to be a VIE as we, primarily through our advisory agreement with the advisor, have the ability to make decisions about the operating partnership’s activities that will have a significant effect on the operating partnership’s success. We also deem that we are the primary beneficiary of the operating partnership. As a result, we consolidate our investment in the operating partnership.
In determining whether we control a non-VIE, our consideration includes using the Emerging Issues Task Force (“EITF”) Consensus on Issue No. 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-05”). The scope of EITF 04-05 is restricted to limited partnerships or similar entities that are not VIEs under FIN 46R. The EITF reached a consensus that the general partners in a limited partnership (or similar entity) are presumed to control the entity regardless of the level of their ownership and, accordingly, may be required to consolidate the entity. This presumption may be overcome if the agreements provide the limited partners with either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights. If it is deemed that the limited partners’ rights overcome the presumption of control by a general partner of the limited partnership, the general partner must account for its investment in the limited partnership using the equity method of accounting.
Information about International Geographic Areas
We own two investments in Germany that we acquired in the third quarter of 2008. Revenues from these investments totaled $2 million for the three months ended March 31, 2009. These investments, which consisted of real estate and net investment in direct financing leases, totaled $92.2 million and $98.4 million as of March 31, 2009 and December 31, 2008, respectively.
Reclassifications and Revisions
Certain prior period amounts have been reclassified to conform to the current period’s financial statement presentation. The consolidated financial statements included in this Report have been retrospectively adjusted to reflect the adoption of several accounting pronouncements in the current period.
Adoption of New Accounting Pronouncements
SFAS 157
Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”) provides guidance for using fair value to measure assets and liabilities. SFAS 157 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability and applies whenever other standards require assets or liabilities to be measured at fair value. SFAS 157 also provides for certain disclosure requirements, including, but not limited to, the valuation techniques used to measure fair value and a discussion of changes in valuation techniques, if any, during the period. We adopted SFAS 157 as required on January 1, 2008 (Note 9), with the exception of nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis, which we adopted as required on January 1, 2009. The adoption of SFAS 157 did not have a material effect on our financial position and results of operations.
SFAS 141R
SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), establishes principles and requirements for how an acquirer shall recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interests in the acquiree, and goodwill acquired in a business combination. Additionally, SFAS 141R requires that an acquiring entity must immediately expense all acquisition costs and fees associated with a business combination, while such costs are capitalized for transactions deemed to be acquisitions. We adopted SFAS 141R as required on January 1, 2009. To the extent we make investments that are deemed to be business combinations, our results of operations will be negatively impacted by the immediate expensing of acquisition costs and fees incurred due to the adoption of SFAS 141R, whereas in the past such costs and fees would have been capitalized and allocated to the cost basis of the acquisition. Post acquisition, there will be a subsequent positive impact on our results of operations through a reduction in depreciation expense over the estimated life of the properties. For those investments that are not deemed to be a business combination, SFAS 141R is not expected to have a material impact on our consolidated financial statements.
During the three months ended March 31, 2009, we made investments totaling $266.2 million, inclusive of noncontrolling interest of $104.1 million, that were not deemed to be acquisitions of a business (Note 7). Costs and fees capitalized in connection with this investment activity totaled $10.6 million, inclusive of noncontrolling interest of $2.9 million. We did not make any investments that were deemed to be business combinations during the three months ended March 31, 2009.
CPA®:17 – Global 3/31/2009 10-Q — 8

Notes to Consolidated Financial Statements
SFAS 160
SFAS No. 160, “Noncontrolling interests in Consolidated Financial Statements — an Amendment of ARB No. 51” (“SFAS 160”), establishes and expands accounting and reporting standards for noncontrolling interests in a subsidiary, which are recharacterized as noncontrolling interests, and the deconsolidation of a subsidiary. We adopted SFAS 160 as required on January 1, 2009.
SFAS 161
SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), is intended to help investors better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows through enhanced disclosure requirements. The enhanced disclosures primarily surround disclosing the objectives and strategies for using derivative instruments by their underlying risk as well as a tabular format of the fair values of the derivative instruments and their gains and losses. We adopted SFAS 161 as required on January 1, 2009 (Note 10).
FSP 142-3
FASB Staff Position 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”), amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). FSP 142-3 is intended to improve the consistency between the useful life of an intangible asset determined under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other GAAP. The guidance for determining the useful life of a recognized intangible asset in FSP 142-3 must be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements in FSP 142-3 must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. We adopted FSP 142-3 as required on January 1, 2009. The adoption of FSP 142-3 did not have a material effect on our financial position and results of operations.
Recent Accounting Pronouncements
FSP 107-1
In April 2009, the FASB issued Staff Position 107-1, “Interim Disclosures about Fair Value of Financial Statements” (“FSP 107-1”). FSP 107-1 amends SFAS 107, “Disclosures about Fair Value of Financial Instruments” to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. FSP 107-1 also amends APB 18, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The disclosure requirements in FSP 107-1 are effective beginning in the second quarter of 2009.
FSP 157-4
In April 2009, the FASB issued Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”), which provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of market activity for an asset or liability have significantly decreased. FSP 157-4 is effective beginning in the second quarter of 2009. We are currently assessing the potential impact that the adoption of FSP 157-4 will have on our financial position and results of operations.
FSP 115-2 and 124-2
In April 2009, the FASB issued Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2 & 124-2”). FSP 115-2 & 124-2 amends the other-than-temporary impairment guidance under existing GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. FSP 115-2 & 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP 115-2 & 124-2 is effective beginning in the second quarter of 2009. We are currently assessing the potential impact that the adoption of FSP 115-2 & 124-2 will have on our financial position and results of operations.
Note 3. Agreements and Transactions with Related Parties
Pursuant to an advisory agreement between the advisor and us, the advisor performs certain services for us including the identification, evaluation, negotiation, financing, purchase and disposition of investments, our day-to-day management and the performance of certain administrative duties. The advisory agreement provides for the advisor to be reimbursed for organization and offering costs incurred in connection with our offering. The advisor will also receive acquisition fees, a portion of which will be payable upon acquisition of investments with the remainder subordinated to a preferred return. The preferred return is a non-compounded cumulative distribution return of 5% per annum (based initially on our invested capital). Acquisition fees payable to the advisor with respect to our long-term net lease investments may be up to an average of 4.5% of the total cost of those investments, with 2.5% typically paid when the transaction is completed and 2% typically paid over three years, once the preferred return criterion
CPA®:17 – Global 3/31/2009 10-Q — 9

Notes to Consolidated Financial Statements
has been met. For certain types of non-long term net lease investments, initial acquisition fees may range from 0% to 1.75% of the equity invested plus the related acquisition fees, with no portion of the fee being deferred. In connection with the acquisition of long-term net lease investments, we incurred current and deferred acquisition fees of $4.1 million and $3.3 million, respectively, during the three months ended March 31, 2009. We did not incur any current or deferred acquisition fees during the three months ended March 31, 2008. During the three months ended March 31, 2009, we made payments of deferred acquisition fees to the advisor totaling $0.2 million. Unpaid installments of deferred acquisition fees totaling $6.6 million and $3.5 million at March 31, 2009 and December 31, 2008, respectively, are included in Due to affiliates in the consolidated financial statements.
We pay the advisor an annual asset management fee ranging from 0.5% of average market value for long-term net leases and certain other types of real estate investments to 1.75% of average equity value for certain types of securities. The asset management fee is payable in cash or restricted stock at the option of the advisor. If the advisor elects to receive all or a portion of its fees in restricted shares, the number of restricted shares issued is determined by dividing the dollar amount of fees by our most recently published estimated net asset value per share as approved by our board of directors. For 2009 and 2008, the advisor elected to receive its asset management fees in restricted shares of our common stock. We incurred asset management fees of $0.5 million for the three months ended March 31, 2009. Asset management fees for the three months ended March 31, 2008 were de minimis. Carey Holdings will also receive up to 10% of distributions of available cash of the operating partnership, depending on the type of investments we own. We made distributions of $0.6 million to Carey Holdings during the three months ended March 31, 2009. No such distributions were made during the three months ended March 31, 2008. The advisor may also receive subordinated disposition fees of up to 3% of the contract sales price of an investment for services provided in connection with the disposition; however, payment of such fees is subordinated to a preferred return. We have not incurred any subordinated disposition fees at March 31, 2009 as we have not disposed of any investments. As of March 31, 2009, the advisor owned 123,065 restricted shares (less than 1%) of our common stock.
We are liable for expenses incurred in connection with the offering of our securities. These expenses are deducted from the gross proceeds of our offering. Total organization and offering expenses, including underwriting compensation, will not exceed 15% of the gross proceeds of our offering. Pursuant to a sales agency agreement between Carey Financial and us, Carey Financial receives a selling commission of up to $0.65 per share sold, a selected dealer fee of up to $0.20 per share sold and a wholesaling fee of up to $0.15 per share sold. Carey Financial will re-allow all selling commissions to selected dealers participating in the offering and will re-allow up to the full selected dealer fee to the selected dealers. Pursuant to a selected investment advisor agreement among Carey Financial, a selected investment advisor and us, Carey Financial also receives a wholesaling fee of up to $0.15 per share sold to clients of selected investment advisors. Carey Financial will use any retained portion of the selected dealer fee together with the selected dealer or investment advisor wholesaling fees to cover other underwriting costs incurred in connection with the offering. Total underwriting compensation paid in connection with our offering, including selling commissions, the selected dealer fee, the wholesaling fee and reimbursements made by Carey Financial to selected dealers and investment advisors, cannot exceed the limitations prescribed by the Financial Industry Regulatory Authority (“FINRA”). The limit on underwriting compensation is currently 10% of gross offering proceeds. We may also reimburse Carey Financial up to an additional 0.5% of offering proceeds for bona fide due diligence expenses. We reimburse our advisor or one of its affiliates for other organization and offering expenses (including, but not limited to, filing fees, legal, accounting, printing and escrow costs). Our advisor has agreed to be responsible for the payment of organization and offering expenses (excluding selling commissions, selected dealer fees and wholesaling fees) that exceed 4% of the gross offering proceeds. The total costs paid by our advisor and its affiliates in connection with the organization and offering of our securities were $5.5 million from inception through March 31, 2009, of which $5.1 million has been reimbursed. Unpaid costs are included in Due to affiliates in the consolidated financial statements. During the offering period, we accrue costs incurred in connection with the raising of capital as deferred offering costs. Upon receipt of offering proceeds and reimbursement to the advisor for costs incurred, we charge the deferred costs to shareholders’ equity. Such reimbursements will not exceed regulatory cost limitations as described above.
We also reimburse the advisor for various expenses incurred in connection with its provision of services to us. In addition to reimbursement of third-party expenses paid by the advisor on our behalf (including property-specific costs, professional fees, office expenses and business development expenses), we reimburse the advisor for the allocated costs of personnel and overhead in providing management of our day-to-day operations, including accounting services, shareholder services, corporate management, and property management and operations, except that we do not reimburse the advisor for the cost of personnel to the extent such personnel are used in transactions (acquisitions, dispositions and refinancings) for which the advisor receives a transaction fee. For the three months ended March 31, 2009, we incurred personnel reimbursements of $0.1 million, which are included in General and administrative expenses in the consolidated financial statements. We did not reimburse any such amounts to the advisor during the three months ended March 31, 2008.
We own interests in entities ranging from 50% to 70%, with the remaining interests held by affiliates. We consolidate certain of these entities and account for the remainder under the equity method of accounting (Note 6).
CPA®:17 – Global 3/31/2009 10-Q — 10

Notes to Consolidated Financial Statements
We are a participant in an entity with certain affiliates for the purpose of leasing office space used for the administration of real estate entities and for sharing the associated costs. Pursuant to the terms of an agreement, rental, occupancy, and leasehold improvement costs are allocated among the entities based on gross revenues and are adjusted quarterly. Our share of expenses incurred was de minimis for the three months ended March 31, 2009. Based on current gross revenues, our current share of future annual minimum lease payments would be less than $0.1 million through 2016; however, we anticipate that our share of future annual minimum lease payments will increase significantly as we continue to invest the proceeds of our offering. No amounts were allocated to us during the three months ended March 31, 2008 because we had no revenues.
Note 4. Real Estate
Real estate consists of land and buildings leased to others, at cost and accounted for as operating leases. Our real estate is summarized as follows (in thousands):

	March 31, 2009	December 31, 2008
Land	$36,017	$36,817
Building	129,731	132,164
Less: Accumulated depreciation	(2,314)	(1,455)

	$163,434	$167,526

In connection with our acquisition of properties, we have recorded net lease intangibles of $15.9 million, which are being amortized over periods ranging from 16 years to 40 years. Amortization of below-market and above-market rent intangibles is recorded as an adjustment to revenue. Below-market rent intangibles are included in Prepaid and deferred rental income and security deposits in the consolidated financial statements. We acquired our first consolidated real estate investment in June 2008. Net amortization of intangibles, including the effect of foreign currency translation, was $0.2 million for the three months ended March 31, 2009.
Note 5. Net Investment in Direct Financing Leases
Net investment in direct financing leases is summarized as follows (in thousands):

	March 31, 2009	December 31, 2008
Minimum lease payments receivable	$629,203	$148,636
Unguaranteed residual value	65,027	83,991

	694,230	232,627
Less: unearned income	(379,164)	(148,703)

	$315,066	$83,924

In March 2009, we acquired a net investment in direct financing lease at a total cost of $233.7 million (Note 7).
Scheduled future minimum rents, exclusive of renewals and expenses paid by tenants and future CPI-based increases, under all our non-cancelable direct financing leases are as follows (in thousands):

2009 (remainder)	$24,316
2010	32,855
2011	33,252
2012	33,624
2013	34,002
Thereafter through 2023	471,154
None of our leases have provisions for rent increases based on percentage rents.
CPA®:17 – Global 3/31/2009 10-Q — 11

Notes to Consolidated Financial Statements
Note 6. Equity Investment in Real Estate
We own an interest in certain domestic properties through a venture in which we have a noncontrolling interest of 50%. We account for this interest under the equity method of accounting as, under the terms of the venture’s operating agreement, we do not have the right to control operations or the ability to dissolve the venture or otherwise purchase our venture partner’s interest.
In February 2009, this venture repaid its $39 million outstanding balance on a non-recourse mortgage loan at a discount for $32.5 million and recognized a corresponding gain of $6.5 million. However, our $3.2 million share of the gain was reduced by $2.9 million as a result of an impairment charge that we recorded as a result of the application of the equity method of accounting pertaining to other-than-temporary impairment charges. This impairment charge was recognized to reduce the carrying value of our investment to the estimated fair value of the venture’s underlying properties. In connection with this transaction, the venture obtained non-recourse mortgage financing of approximately $29 million. The new debt has an annual interest rate of LIBOR plus 5%, with a minimum rate of 6% and a maximum rate that has been capped at 10% through the use of an interest rate cap. This financing has a term of three years, with two one-year extensions.
Our investment in this venture had a carrying value of $24.2 million and $21.9 million at March 31, 2009 and December 31, 2008, respectively, inclusive of depreciation adjustments related to other-than-temporary impairment charges. Summarized financial information of our interests in the venture’s properties (for the entire entities, not our proportionate share) is presented below (in thousands):

	March 31, 2009	December 31, 2008
Assets	$85,570	$85,177
Liabilities	(29,816)	(40,073)

Partners’ equity	$55,754	$45,104

	Three months ended
	March 31, 2009	March 31, 2008
Revenue	$1,660	$1,671
Expenses	(1,614)	(1,248)
Gain on extinguishment of debt	6,512	—

Net income	$6,558	$423

Income from our equity investment in real estate (a)	$391	$—

(a)	Inclusive of depreciation adjustments related to other-than-temporary impairment charges.
Note 7. Acquisitions of Real Estate
Net Investment in Direct Financing Lease
In March 2009, an entity in which we, CPA®:16 – Global and our advisor hold 55%, 27.25% and 17.75% interests, respectively, completed a net lease financing transaction with respect to a leasehold condominium interest, encompassing approximately 750,000 rentable square feet, in the office headquarters of The New York Times Company for approximately $233.7 million, inclusive of noncontrolling interest of $104.1 million and acquisition fees payable to the advisor. The lease has an initial term of 15 years and provides the tenant with one 10-year renewal option and two additional five-year renewal options. In the 10th year of the initial term of the lease, The New York Times Company has an option to purchase the building for approximately $250 million, which represents a bargain purchase option, and therefore the lease is accounted for as a direct financing lease for financial reporting purposes. In connection with this investment, which was not deemed to be an acquisition of a business pursuant to the provisions of SFAS 141R, we capitalized costs and fees totaling $8.7 million, inclusive of noncontrolling interest of $2.9 million.
Real Estate Under Construction
During the three months ended March 31, 2009, we entered into a domestic build-to-suit project for a total cost of up to $32.5 million, based on estimated construction costs. In connection with this investment, which was not deemed to be an acquisition of a business pursuant to the provisions of SFAS 141R, we capitalized costs and fees totaling $1.9 million. The costs incurred and/or capitalized on this project through March 31, 2009, which totaled $15.3 million, are presented as Real estate under construction in the consolidated balance sheet.
CPA®:17 – Global 3/31/2009 10-Q — 12

Notes to Consolidated Financial Statements
Note 8. Securities Held to Maturity
In April 2008 and June 2008, we acquired investments in five investment-grade commercial mortgage backed securities (“CMBS”) pools for an aggregate cost of $20 million, representing a $13.3 million discount to their face value, which aggregated $33.3 million as of the dates of acquisition. This discount is accreted into Interest income from commercial mortgage-backed securities on an effective yield, adjusted for actual prepayment activity over the average life of the related securities as a yield adjustment. The CMBS investments bear initial pass-through coupon rates approximating 6.2% and have final expected payout dates ranging from December 2017 to September 2020. We account for these CMBS investments as held-to-maturity securities because we have the intent and ability to hold these securities to maturity. The following is a summary of our securities held-to-maturity, which consist entirely of CMBS at March 31, 2009 (in thousands):

Description	Face Value	Amortized Cost	Unrealized Loss	Estimated Fair Value
CMBS	$33,284	$20,460	$(16,845)	$3,615
For the three months ended March 31, 2009, we accreted $0.2 million into interest income.
The following is a summary of the underlying credit ratings of our CMBS securities at March 31, 2009 (in thousands):

Rating (a)	Amortized Cost
A+	$3,913
A	1,486
A-	10,454
BBB+	1,825
BBB-	2,782

$20,460

(a)	Ratings are those of Standard & Poor’s Ratings Services, a division of The McGraw-Hill Companies, Inc.
We carry our CMBS investments at cost, net of unamortized premiums and discounts, which are recognized in interest income using an effective yield or “interest” method. Decreases in estimated fair value deemed to be other-than-temporary would be reported as a loss in the consolidated financial statements. We evaluate these investments on a quarterly basis to determine if there has been an other-than-temporary impairment. As of March 31, 2009, our CMBS investments were in an unrealized loss position, as our carrying value exceeded the investments’ estimated fair value. However, based on our assessment of expected cash flows, which is supplemented by third-party research reports, internal review of the underlying assets securing the investments, and the rating of the security, as well as our intent and ability to hold our CMBS investments to maturity, we expect to fully recover the carrying value of these investments and have concluded that these investments are not other than temporarily impaired as of March 31, 2009.
Note 9. Fair Value Measurements
We account for financial assets and liabilities in accordance with SFAS No. 157. SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.
At March 31, 2009 and December 31, 2008, our assets and liabilities that were accounted for at fair value on a recurring basis consisted of cash and cash equivalents held in money market accounts and an embedded credit derivative. Cash and cash equivalents held in money market accounts that invest in U.S. treasuries and that are considered to be Level 1 assets totaled $69.4 million and $157 million at March 31, 2009 and December 31, 2008, respectively, and approximated their fair value. In addition, we have an embedded credit derivative instrument for which the fair value was determined based on unobservable inputs (Level 3). This derivative instrument had substantially no value at March 31, 2009 or December 31, 2008.
At March 31, 2009, we assessed the value of our unconsolidated venture in accordance with SFAS 157. The valuation of this asset was determined using widely accepted valuation techniques, including discounted cash flow on the expected cash flows of the asset as well as the income capitalization approach, which considers prevailing market capitalization rates. We reviewed this investment based on the highest and best use of the investment and market participation assumptions. For this unconsolidated venture in operational real estate assets, the significant assumptions included the capitalization rate used in the income capitalization valuation, as well as
CPA®:17 – Global 3/31/2009 10-Q — 13

Notes to Consolidated Financial Statements
projected property net operating income and the valuation of venture debt. We have determined that the significant inputs used to value our unconsolidated venture fall within Level 3. Based on this valuation, we recorded a valuation adjustment for other-than-temporary impairment on this venture totaling $2.9 million as described in Note 6, calculated based on market conditions and assumptions at March 31, 2009. Actual results may differ materially if market conditions or the underlying assumptions change.
Note 10. Risk Management and Use of Derivative Financial Instruments
Risk Management
In the normal course of our on-going business operations, we encounter economic risk. There are three main components of economic risk: interest rate risk, credit risk and market risk. We are subject to interest rate risk on our interest-bearing liabilities and our CMBS investments. Credit risk is the risk of default on our operations and tenants’ inability or unwillingness to make contractually required payments. Market risk includes changes in the value of the properties and related loans as well as CMBS investments we hold due to changes in interest rates or other market factors. In addition, we own investments in the European Union and are subject to the risks associated with changing foreign currency exchange rates.
Commercial Mortgage-Backed Securities
We own CMBS that are fully collateralized by a portfolio of commercial real estate mortgages or commercial mortgage-related securities to the extent consistent with the requirements for qualification as a REIT. CMBS securities are instruments that directly or indirectly represent a participation in, or are secured by and payable from, one or more mortgage loans secured by commercial real estate. In most cases, CMBS distribute principal and interest payments on the mortgages to investors. Interest rates on these instruments can be fixed or variable. Some classes of CMBS may be entitled to receive mortgage prepayments before other classes do. Therefore, the prepayment risk for a particular instrument may be different than for other CMBS. The value of our CMBS investments is also subject to fluctuation based on changes in interest rates, economic conditions and the creditworthiness of lessees at the mortgaged properties. At March 31, 2009, our CMBS investments do not comprise a significant proportion of our real-estate related assets.
Foreign Currency Exchange
We own investments in Germany through which we are exposed to the effects of exchange rate movements of the Euro, which may affect future costs and cash flows. We manage foreign currency exchange rate movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the same currency but are subject to such movements to the extent of the difference in the timing and amount of the rental obligation and the debt service. We will also face challenges with repatriating cash from our foreign investments. We may encounter instances where it is difficult to repatriate cash due to jurisdictional restrictions. We may also encounter instances where repatriating cash will result in current or future tax liabilities. Realized and unrealized gains and losses recognized in earnings related to foreign currency transactions are included in Other income and expenses in the consolidated financial statements.
Use of Derivative Financial Instruments
We account for derivative instruments in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”). We measure derivative instruments at fair value and record them as assets or liabilities, depending on our rights or obligations under the applicable derivative contract. The accounting for changes in the fair value of derivative instruments depends on the intended use of the derivative and the resulting designation. Derivative instruments used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. For fair value hedges, changes in the fair value of both the derivative instrument and the hedged item are recorded in earnings. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. For cash flow hedges, the effective portions of the derivative instruments are reported in Other comprehensive income and are subsequently reclassified into earnings when the forecasted transaction affects earnings. Changes in the fair value of derivative instruments not designated as hedging and ineffective portions of hedges are recognized in earnings in the affected period.
When we use derivative instruments, it is generally to reduce our exposure to fluctuations in interest rates. We have not entered, and do not plan to enter, into financial instruments for trading or speculative purposes. The primary risk related to our use of derivative instruments is the risk that a counterparty to a hedging arrangement could default on its obligation. We seek to mitigate this risk by entering into hedging arrangements with counterparties that are large financial institutions that we deem to be credit worthy. If we terminate a hedging arrangement, we may be obligated to pay certain costs, such as transaction or breakage fees. In addition to derivative instruments that we enter into on our own behalf, we may also be a party to derivative instruments that are embedded in other contracts. In connection with structuring lease transactions, lessees may also grant us common stock warrants that are considered to be
CPA®:17 – Global 3/31/2009 10-Q — 14

Notes to Consolidated Financial Statements
derivative instruments because they are readily convertible to cash or provide for net settlement upon conversion. We have established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities.
Embedded Credit Derivative
In August 2008, a venture in which we and an affiliate have 67% and 33% interests, respectively, and which we consolidate, acquired an investment in Germany. In connection with the investment, the venture obtained non-recourse mortgage financing for which the interest rate has both fixed and variable components. In connection with providing the financing, the lender entered into an interest rate swap agreement on its own behalf through which the fixed interest rate component on the financing was converted into a variable interest rate instrument. Through the venture, we have the right, at our sole discretion, to prepay this debt at any time and to participate in any realized gain or loss on the interest rate swap at that time. This participation right is deemed to be an embedded credit derivative. In connection with the tenant’s bankruptcy filing in December 2008, this derivative was written down to $0 at December 31, 2008 and had a fair value of $0 at both March 31, 2009 and December 31, 2008. This derivative did not generate any gains or losses during the three months ended March 31, 2009.
Interest Rate Cap
An unconsolidated venture in which we hold a 50% ownership interest had a non-recourse mortgage with a total carrying value of $29 million as of March 31, 2009. The mortgage bears interest at an annual interest rate of LIBOR plus 5%, with a minimum rate of 6% and a maximum rate that has been capped at 10% through the use of an interest rate cap designated as a cash flow hedge. The applicable interest rate of the related debt was 6% at March 31, 2009, and therefore the interest rate cap was not in effect at that date. The interest rate cap expires in March 2015 and had a total fair value (not our proportionate share) of less than $0.1 million at March 31, 2009.
Concentration of Credit Risk
Concentrations of credit risk arise when a number of tenants are engaged in similar business activities or have similar economic features that could cause their ability to meet contractual obligations, including those to us, to be similarly affected by changes in economic conditions. We currently have concentrations of credit risk in our portfolio because we have a limited number of investments.
At March 31, 2009, the following tenants each represented more than 10% of our total current annualized lease revenues, inclusive of noncontrolling interest: The New York Times Company (33%), Life Time Fitness, Inc. (14%); Wagon Automotive GmbH and Wagon Automotive Nagold GmbH (11%); Frontier Spinning Mills, Inc. (11%) and Actebis Peacock GmbH (10%). Our directly owned real estate properties and related loans are located in the U.S. (79%) and Germany (21%) and contain significant concentrations (10% or more of current annualized lease revenue) in the following asset types: industrial (36%), retail (24%), office (10%) and educational facilities (10%); and in the following tenant industries: media — printing and publishing (33%), electronics (16%), leisure, amusement and entertainment (14%); textiles, leather and apparel (11%) and automotive (11%).
Many companies in automotive related industries (manufacturing, parts, services, etc.) have been experiencing increasing difficulties in recent years. Wagon Automotive GmbH and Wagon Automotive Nagold GmbH (collectively, “Wagon”), which operate in the automotive industry, each contributed $0.5 million, or 6%, of our lease revenue for the three months ended March 31, 2009, for a total of $1 million, or 12%, of total lease revenue for the period, all of which are inclusive of amounts attributable to the holder of a 33% noncontrolling interest in the properties. In December 2008, Wagon PLC, the parent of Wagon and a guarantor of both tenants’ obligations under the leases, filed for bankruptcy protection in the United Kingdom for itself and certain of its subsidiaries based in the United Kingdom, and Wagon Automotive GmbH filed for bankruptcy in Germany. Wagon Automotive GmbH disaffirmed its lease with us in bankruptcy court in February 2009. Wagon Automotive Nagold GmbH has not filed for bankruptcy, but it has ceased making rent payments. Total arrearages of these tenants were $1.1 million at March 31, 2009. In connection with the bankruptcy filings by Wagon PLC and Wagon Automotive GmbH, the lender of the mortgage financing has exercised its right to retain any rent payments that may be made under the leases, as well as to take further actions, including accelerating the debt and foreclosure (which it has not done at the date of this Report).
We will continue to closely monitor our portfolio to assess potential concentrations of credit risk as we make additional investments. As we invest the proceeds of our initial public offering, we will seek to ensure that our portfolio is reasonably well diversified and does not contain any unusual concentration of credit risks.
Note 11. Pro Forma Financial Information
The following consolidated pro forma financial information has been presented as if our acquisitions made and new financing obtained since January 1, 2008 had occurred on January 1, 2009 and 2008 for the three months ended March 31, 2009 and 2008,
CPA®:17 – Global 3/31/2009 10-Q — 15

Notes to Consolidated Financial Statements
respectively. The pro forma financial information is not necessarily indicative of what the actual results would have been, nor does it purport to represent the results of operations for future periods.
Pro forma financial information is summarized as follows (dollars in thousands, except per share amounts):

	Three months ended March 31,
	2009	2008
Pro forma total revenues	$13,410	$13,806

Pro forma net income	6,097	9,613
Less: Net income attributable to noncontrolling interests	(3,332)	(3,700)
	2009	2008
Pro forma net income attributable to CPA®:17 – Global shareholders	2,765	5,913

Pro forma earnings per share:
Net income attributable to CPA®:17 – Global shareholders	$0.07	$0.14
The pro forma weighted average shares outstanding for the three months ended March 31, 2009 and 2008 were determined as if all shares issued since our inception through March 31, 2009 were issued on January 1, 2008.
CPA®:17 – Global 3/31/2009 10-Q — 16

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to provide a reader of our financial statements with management’s perspective on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008.
Business Overview
We are a REIT that invests primarily in commercial properties leased to companies domestically and internationally. We earn revenue principally by leasing real estate, primarily on a triple net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, contractual rent increases, tenant defaults and sales of properties. As of March 31, 2009, our real estate portfolio consisted of our full or partial ownership interest in 20 fully occupied properties leased to ten tenants, totaling approximately 4.6 million square feet (on a pro rata basis). We were formed in 2007 and are managed by WPC and its subsidiaries.
Highlights
Highlights during the first quarter of 2009
•	Raised $71.6 million in our initial public offering. Since inception in December 2007, we have raised more than $440 million through April 30, 2009.

•	Completed a net lease financing transaction with The New York Times Company involving a leasehold condominium interest for approximately $233.7 million, inclusive of noncontrolling interest of $104.1 million, through a venture in which we and two affiliates hold 55%, 27.25% and 17.75% interests, respectively. We also entered into a domestic build-to-suit project for a total cost of up to $32.5 million, based on estimated construction costs.

•	A venture in which we own a 50% interest repaid its $39 million outstanding balance on a non-recourse mortgage loan at a discount for $32.5 million and recognized a corresponding gain of $6.5 million. However, our $3.2 million share of the gain was reduced by $2.9 million as a result of an other-than-temporary impairment charge that we recognized to reduce the carrying value of our investment to the estimated fair value of the venture’s underlying properties. In connection with this transaction, the venture obtained non-recourse mortgage financing of approximately $29 million

•	Our daily cash distribution for the first quarter was $0.001736 per share payable to shareholders of record as of the close of business on each day during the quarter, or $0.63 per share on an annualized basis.
Financial Highlights
(In thousands)

	Three months ended March 31,
	2009	2008
Total revenues	$8,709	$—
Net income (loss) attributable to CPA®:17 – Global shareholders	298	(159)
Cash flow from operating activities	3,475	80
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
Current Trends
The deterioration in the credit and real estate financing markets that began in the second half of 2007 continued and substantially worsened throughout 2008 and into the first quarter of 2009, resulting in a severe financial and economic crisis that persists at the date of this Report and is likely to continue for a significant period of time. The full magnitude, effects and duration of the current financial and economic crisis cannot be predicted. The primary effects of this crisis on our business through March 31, 2009 have been difficulty in obtaining financing for our investments and increased levels of financial distress for our tenants, with one recently having
CPA®:17 – Global 3/31/2009 10-Q — 17

filed for bankruptcy protection. The level of market volatility necessarily renders any discussion of current trends highly uncertain. Nevertheless, our view of current trends is presented below:
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
While the difficult financing markets have limited our ability to complete transactions, we have been seeing increasingly attractive pricing on sale-leaseback investment opportunities, such that we may be able to achieve desired returns that would allow us to complete some transactions during the remainder of 2009 without financing. We believe the pricing improvements are due, in part, to the continued deterioration in the credit markets, which has made obtaining financing for most companies extremely difficult. Overall, our investment volume will continue to be negatively affected by the lack of financing available in the marketplace.
While international investments accounted for 42% of our real estate investment activity during 2008, we did not make any international investments during the three months ended March 31, 2009. We currently expect international transactions to continue to comprise a significant portion of our investments, although the percentage of international investments in any given period may vary substantially. Other markets, particularly in Europe, where all of our international investments have been made, have also been severely affected by the current financial and economic downturn.
Financing Conditions
The real estate financing markets continued to deteriorate during 2009, and we believe they are worse at the date of this Report than at any point during 2008. Current market conditions make it increasingly difficult to finance investments both domestically and internationally. We expect these conditions to continue in the near term and cannot predict when these markets will recover. At present, financing for larger transactions and for certain property types is not available. However, as described above, pricing on potential sales-leaseback transactions is starting to improve and may allow us to complete some transactions without financing.
Fundraising
We began fundraising in December 2007 and have raised more than $440 million through April 30, 2009. Fundraising trends are very difficult to predict, particularly in the current economic environment. Although industry fundraising has been trending downward in the early part of 2009, we have experienced increases, albeit small, in our month over month fundraising results so far in 2009. To the extent we complete investments without financing, we will need to continue to raise significant funds to keep making investments, and our ability to take advantage of investment opportunities may be limited by the extent of our fundraising.
Net Asset Values
Over the last several years, commercial real estate values rose significantly as a result of the relatively low long-term interest rate environment and aggressive credit conditions. As a result of market conditions worsening during 2009, we are seeing asset values decline across all asset types and also currently expect individual tenant credits to deteriorate. In addition, falling asset values combined with difficult financing conditions will make it more difficult for us if we encounter situations where we need to re-lease or sell properties.
Corporate Defaults
We expect that corporate defaults are likely to increase during the remainder of 2009, which will require more intensive management of the assets we own. We believe that our emphasis on ownership of assets that are critically important to a tenant’s operations mitigates, to some extent, the risk of a tenant defaulting on its lease, both in general and upon filing for bankruptcy. In addition, we attempt to diversify our portfolio by tenant and tenant industry to mitigate the effect of tenant defaults. However, even where defaults do not occur, a tenant’s credit profile may deteriorate, which in turn could affect the value of the lease asset and may require us to incur impairment charges on properties we own, even where the tenant is continuing to make the required lease payments. Furthermore, a tenant may reject our lease in bankruptcy, which could subject us to losses as the property may be worth less without the lease. In a bankruptcy proceeding, it is also possible that a net lease transaction could be recharacterized as a secured lending transaction. If that were to occur, we would not be treated as the owner of the property, although we might have rights as a secured lender, and those rights would not include the right to compel the tenant to timely perform its obligations under the lease, which could result in a loss of our lease income.
We closely monitor tenant performance for our portfolio through review of financial statements, meetings with management and review of financial covenant compliance where we have financial covenants. We have seen an increase in the level of stress of tenants in certain industries, including the automobile industry. We have also seen that consumer-related industries are feeling the effects of
CPA®:17 – Global 3/31/2009 10-Q — 18

the slowing economy, as well as businesses that have operated with relatively higher levels of leverage. While we have a limited number of tenants, we believe that our portfolio is reasonably well diversified. Our portfolio does not have any tenants in the financial services industry.
We also closely monitor rent delinquencies as a precursor to a potential default. We continued to see a small increase in rent delinquencies during 2009 and have devoted additional resources to enhance tenant monitoring and rent collection activities. Nevertheless, we expect that there may be additional corporate defaults during the remainder of 2009.
As of March 31, 2009, we have one tenant that is operating under bankruptcy protection (Note 10). This tenant accounted for approximately 6% of our lease revenue for the first quarter of 2009.
The net results of these trends may have an adverse impact on our results of operations, including but not limited to, future impairment charges.
Commercial Mortgage-Backed Securities
We acquired several CMBS investments in the second quarter of 2008 for an aggregate cost of $20 million, representing a $13.3 million discount to their face value at the time of acquisition. These investments have final expected payout dates ranging from 2017 to 2020. We have designated these investments as held to maturity securities and carry them at amortized cost as we have both the intent and ability to hold these securities to maturity. The current credit crisis and heightened turmoil in the financial markets have resulted in a severe lack of liquidity for these types of investments. The estimated fair value of our CMBS investments was $3.6 million as of March 31, 2009. Until these markets recover we expect that values for CMBS investments will remain subject to continued volatility.
We actively monitor the performance of the underlying properties and loans in our CMBS investments and update our pricing model to reflect changes in projected cash flows. Although the estimated fair value of our CMBS investments has decreased significantly, we have not recorded an impairment charge on these investments as of March 31, 2009, because we have not experienced any significant changes in the predicted cash flows for these investments in either the timing or amount of payments to be made under such investments. If we were to experience significant deterioration in the predicted cash flows for these investments, we may be required to write down the carrying value of these investments to their estimated fair value.
Consumer Price Index (“CPI”)
Our leases generally have rent adjustments based on formulas indexed to changes in the CPI or other similar indices for the jurisdiction in which the property is located. While inflation rates in the U.S. and the Euro zone have generally increased in recent history, these rates are currently declining rapidly, which we expect will result in a lower level of rent increases in our portfolio in the future.
Exchange Rate Movements
We have foreign investments and as a result are subject to risk from the effects of exchange rate movements. Our results of foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to foreign currencies. Despite the weakening of the U.S. dollar during the final weeks of the first quarter of 2009, the average rate for the U.S. dollar in relation to the Euro during the first quarter of 2009 strengthened by approximately 13% in comparison to the first quarter of 2008, resulting in a negative impact on our results of operations for Euro-denominated investments. Significant deterioration in the value of the Euro is likely to have an adverse impact on our results of operations in the future. Investments denominated in the Euro accounted for approximately 21% of our annualized lease revenues for the three months ended March 31, 2009.
Results of Operations
We are a recently formed company and have a limited operating history. The results of operations presented below for the three months ended March 31, 2009 are not expected to be representative of future results because we anticipate that our asset base will increase substantially as we continue to raise capital and invest the proceeds of our initial public offering. We entered into our first consolidated investment in June 2008 and did not record any property-related revenues or expenses (including, but not limited to, lease revenues, depreciation and amortization, property expenses and interest expense) during the three months ended March 31, 2008. As our asset base increases, we expect that property-related revenues and expenses, as well as general and administrative expenses and other revenues and expenses, will increase.
We are dependent upon proceeds received from the offering to conduct our proposed activities. The capital required to make investments will be obtained from the offering and from any mortgage indebtedness that we may incur in connection with our investment activity.
CPA®:17 – Global 3/31/2009 10-Q — 19

Management’s evaluation of the sources of lease revenues is as follows (in thousands). We had no lease revenues for the three months ended March 31, 2008.

Three months ended
March 31, 2009
Rental income	$4,271
Interest income from direct financing leases	3,765

$8,036

We earned net lease revenues (i.e., rental income and interest income from direct financing leases) from our direct ownership of real estate from the following lease obligations (in thousands):

Three months ended
Lessee	March 31, 2009
The New York Times Company (a) (b)	$1,850
Life Time Fitness, Inc.	1,680
Frontier Spinning Mills, Inc. (b)	1,109
Wagon Automotive Nagold GmbH and Wagon Automotive GmbH (b) (c) (d)	1,047
Actebis Peacock GmbH (c)	949
Laureate Education, Inc.	709
Sabre Communications Corporation and Cellxion, LLC	632
Flexmag Industries, Inc.	60

$8,036

(a)	We entered into this investment during 2009.

(b)	These revenues are generated in consolidated ventures with affiliates and include lease revenues applicable to noncontrolling interests totaling $1.9 million for the three months ended March 31, 2009.

(c)	Amounts are subject to fluctuations in foreign currency exchange rates.

(d)	Wagon Automotive GmbH filed for bankruptcy in Germany in December 2008 and terminated its lease with us in February 2009. Wagon Automotive Nagold GmbH has not yet filed for bankruptcy but it has ceased making rent payments (Note 10).
Lease Revenues
Our net leases generally have rent adjustments based on formulas indexed to changes in the CPI or other similar indices for the jurisdiction in which the property is located, sales overrides or other periodic increases, which are designed to increase lease revenues in the future. We have two international investments and, therefore, lease revenues from these investments are subject to fluctuations in exchange rate movements in the Euro.
For the three months ended March 31, 2009, we recognized lease revenues of $8 million as a result of our investment activity during 2008 and 2009.
Interest Income from Commercial Mortgage-Backed Securities
For the three months ended March 31, 2009, we earned interest income of $0.7 million from CMBS investments that we entered into during the second quarter of 2008.
Depreciation and Amortization
For the three months ended March 31, 2009, we incurred depreciation and amortization expense of $1.1 million related to the investments we entered into during 2008.
General and Administrative Expense
For the three months ended March 31, 2009, General and administrative expense totaled $1.2 million, primarily consisting of business development expenses and professional fees. Business development costs were $0.6 million for the three months ended March 31, 2009, primarily reflecting costs incurred in connection with potential investments that ultimately were not consummated. We expect that we may continue to incur significant costs in connection with unconsummated investments, particularly in the current uncertain economic environment. Professional fees totaled $0.4 million for the three months ended March 31, 2009 and were attributable primarily to legal and accounting services and investor-related costs incurred in the ordinary course of our business.
CPA®:17 – Global 3/31/2009 10-Q — 20

For the three months ended March 31, 2008, general and administrative expense of $0.3 million represented costs incurred in connection with our organization.
Property Expenses
For the three months ended March 31, 2009, property expenses were $1.4 million, consisting of uncollected rent expense of $0.9 million and $0.5 million in asset management fees payable to the advisor in connection with our recent investment activity. Uncollected rent expense relates to amounts due to us from two of our German tenants, Wagon Automotive GmbH and Wagon Automotive Nagold GmbH. Wagon Automotive GmbH disaffirmed its lease with us in bankruptcy court in February 2009. Wagon Automotive Nagold GmbH has not filed for bankruptcy, but it has ceased making rent payments (Note 10). We own the Wagon investments through a venture in which we and an affiliate own 67% and 33% interests, respectively.
Income from Equity Investment in Real Estate
Income from equity investment in real estate represents our proportionate share of net income (revenue less expenses) from an investment entered into with an affiliate in which we have been deemed to have a noncontrolling interest but exercise significant influence.
For the three months ended March 31, 2009, we earned income of $0.4 million from our investment in a venture that leases certain domestic properties. The venture recognized a gain on extinguishment of debt of $6.5 million in connection with the repayment of its existing $39 million non-recourse mortgage at a discount for $32.5 million. Our share of the gain on extinguishment of debt was $3.2 million; however, our share of the gain was reduced by $2.9 million as a result of an other-than-temporary impairment charge that we recognized to reduce the carrying value of our investment to the estimated fair value of the venture’s underlying properties.
Other Income and Expenses
Other income and expenses generally consist of gains and losses on foreign currency transactions. We have foreign operations that are subject to the effects of exchange rate movements of foreign currencies and recognize realized foreign currency translation gains and losses upon the repatriation of cash from our foreign investments. We expect that we will generally be a net receiver of the foreign currencies (we expect generally to receive more cash than we pay out), and therefore our foreign investments benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currencies. The timing and amount of such gains and losses cannot always be estimated and are subject to fluctuation. We also have an embedded credit derivative for which changes in the fair value are recognized in earnings.
For the three months ended March 31, 2009, other income and expenses consisted of realized losses on foreign currency transactions of $1.7 million. The losses were primarily due to changes in foreign currency exchange rates on deposits that had been held for new investments but that were released to us because the contemplated transactions were not consummated.
Interest Expense
For the three months ended March 31, 2009, we incurred interest expense of $2.1 million in connection with non-recourse mortgage financing obtained on our investments acquired during 2008. We did not obtain any new mortgage financing during the three months ended March 31, 2009.
Net Income Attributable to Noncontrolling Interests
We consolidate investments in which we are deemed to have a controlling interest. Noncontrolling interests in income represents the proportionate share of net income (revenue less expenses) from such investments that is attributable to the noncontrolling interests.
For the three months ended March 31, 2009, net income attributable to noncontrolling interests totaled $1.2 million as a result of our involvement in three acquisitions with affiliates where we have controlling interests, including The New York Times Company transaction.
Net Income (Loss) Attributable to CPA®:17 – Global Shareholders
For the three months ended March 31, 2009 the resulting net income attributable to CPA®:17 – Global shareholders was $0.3 million, as compared to the resulting net loss attributable to CPA®:17 – Global shareholders of $0.2 million for three months ended March 31, 2008.
Financial Condition
We expect to continue to raise capital from the sale of our common stock in our public offering and to invest such proceeds in a diversified portfolio of income-producing commercial properties and other real estate related assets. After raising capital through our public offering, we expect our primary source of operating cash flow to be generated from cash flow from our net leases and other real
CPA®:17 – Global 3/31/2009 10-Q — 21

estate related assets. We expect that such cash flows will fluctuate period to period due to a number of factors, which may include, among other things, the timing of purchases and sales of real estate, timing of proceeds from non-recourse mortgage loans and receipt of lease revenues, the advisor’s annual election to receive fees in restricted shares of our common stock or cash, and the timing and characterization of distributions from equity investments in real estate.
Although our cash flows may fluctuate period to period, we believe our net leases and other real estate related assets will generate sufficient cash from operations and from equity distributions in excess of equity income in real estate to meet our short-term and long-term liquidity needs. However, as we continue to raise capital, it may be necessary to use cash raised in our initial public offering to fund our operating activities (see Financing Activities below). Our sources and uses of cash during the period are described below
Operating Activities —We generated cash flow from operations of $3.5 million for the three months ended March 31, 2009, primarily due to our investment activity beginning in the second quarter of 2008. For 2009, the advisor elected to receive its asset management fees in restricted shares of our common stock, and as a result, we paid asset management fees of $0.5 million through the issuance of restricted stock rather than in cash.
Investing Activities — Our investing activities are generally comprised of real estate related transactions (purchases and sales of real estate), payment of deferred acquisition fees to the advisor and capitalized property-related costs. During the three months ended March 31, 2009, we used $245.4 million to enter into The New York Times Company investment and to fund construction costs at a domestic build-to-suit project that we entered into in February 2009. We also contributed $2.1 million to our equity investment in real estate in connection with the venture’s repayment and subsequent refinancing of its non-recourse mortgage debt.
Financing Activities — Our financing activities for the three months ended March 31, 2009 primarily consisted of the receipt of contributions of $103.4 million from noncontrolling interests in connection with The New York Times Company investment and net proceeds of our initial public offering totaling $65.9 million. We also made distributions to shareholders and noncontrolling interests of $4.5 million and $0.9 million, respectively.
Our objectives are to generate sufficient cash flow over time to provide shareholders with increasing distributions and to seek investments with potential for capital appreciation throughout varying economic cycles. During the initial phase of our operations, we may, depending on the amount and timing of receipt of cash flow from operations and the dates distributions are made, fund a significant portion of our distributions from the proceeds of the offering. In determining our distribution policy during the periods we are raising funds and investing capital, we place primary emphasis on projections of cash flow from operations, together with equity distributions in excess of equity income in real estate, from our investments, rather than on historical results of operations (though these and other factors may be a part of our consideration). In setting a distribution rate, we thus focus primarily on expected returns from those investments we have already made, as well as our anticipated rate of future investment, to assess the sustainability of a particular distribution rate over time. Because of significant initial costs incurred during fundraising and commencement of operations as well as lower rates of return on our temporarily invested cash than our expected long-term investment returns, distributions during the initial periods of our operations may exceed cash flow from operations plus equity distributions in excess of equity income in real estate, and may therefore be paid in whole or in part out of equity raised in the offering. However, we expect that as the proceeds of our offering are invested, an increasing proportion of our distributions will come from cash flow from operations plus equity distributions in excess of equity income in real estate. During the three months ended March 31, 2009, our cash flow from operations was $3.5 million and cash distributions were $4.5 million.
Liquidity would be affected adversely by unanticipated costs and greater-than-anticipated operating expenses. To the extent that our cash reserves are insufficient to satisfy our cash requirements, additional funds may be provided from cash generated from operations or through short-term borrowings. In addition, we may incur indebtedness in connection with the acquisition of any property, refinancing the debt thereon, arranging for the leveraging of any previously unfinanced property, or reinvesting the proceeds of financings or refinancings in additional properties. As of March 31, 2009, our non-recourse debt totaled $129.1 million and bore interest at a weighted average fixed annual interest rate of 6.9%. We had no variable rate debt at March 31, 2009.
Cash Resources
As of March 31, 2009, our cash resources consisted of cash and cash equivalents of $78.7 million. We have unleveraged properties that had an aggregate carrying value of $288 million at March 31, 2009; however, given the current economic environment, there can be no assurance that we would be able to obtain financing for these properties. As described above, as of April 30, 2009, we have raised more than $440 million from our public offering. Our cash resources can be used to fund future investments, as well as to maintain sufficient working capital balances and meet other commitments.
CPA®:17 – Global 3/31/2009 10-Q — 22

We have one tenant, Wagon Automotive GmbH, which filed for bankruptcy in Germany in December 2008 and stopped performing under its lease (Note 10). This tenant accounted for approximately 6% of our lease revenue for the first quarter of 2009. If additional tenants encounter financial difficulties as a result of the current economic environment, our cash flows could be negatively impacted.
Cash Requirements
During the next twelve months, cash requirements will include making scheduled mortgage principal payments, paying distributions to shareholders and noncontrolling interests, reimbursing the advisor for costs incurred on our behalf and paying normal recurring operating expenses, such as fees to the advisor for services performed and rent. We expect to continue to use funds raised from our public offering to invest in new properties.
Off-Balance Sheet Arrangements and Contractual Obligations
The table below summarizes our off-balance sheet arrangements and contractual obligations as of March 31, 2009 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands).

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 years
Non-recourse debt — principal	$129,128	$2,349	$5,195	$5,977	$115,607
Deferred acquisition fees	6,634	2,777	3,857	—	—
Interest on borrowings and deferred acquisition fees	81,395	9,196	17,498	16,571	38,130
Due to the advisor (a)	715	715	—	—	—
Build-to-suit commitments (b)	16,985	16,985	—	—	—
Operating and other lease commitments (c)	369	46	96	100	127

	$235,226	$32,068	$26,646	$22,648	$153,864

(a)	Represents costs payable to the advisor and its subsidiaries in connection with the offering of our securities, consisting of organization and offering costs totaling $0.4 million and commissions payable in connection with our fundraising activity totaling $0.3 million.

(b)	Represents remaining build-to-suit commitment for a project. Estimated total construction costs for the project are currently projected to be $31 million, of which $14 million was funded as of March 31, 2009.

(c)	Operating and other lease commitments consist of our share of future minimum rents payable under an office cost-sharing agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities. Amounts under the cost-sharing agreement are allocated among the entities based on gross revenues and are adjusted quarterly. We anticipate that our share of future minimum lease payments will increase significantly as we continue to invest the proceeds of our offering.
Amounts in the table above related to our foreign operations are based on the exchange rate of the local currencies as of March 31, 2009. As of March 31, 2009, we had no material capital lease obligations for which we are the lessee, either individually or in the aggregate.
We and an affiliate each have 50% interests in an unconsolidated joint venture that owns certain domestic properties. At March 31, 2009, the venture had total assets of $85.6 million and total third party debt of $29 million. The debt matures in February 2012 and provides for two one-year extensions.
CPA®:17 – Global 3/31/2009 10-Q — 23

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market Risks
Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates and equity prices. The primary risks to which we are exposed are interest rate risk and foreign currency exchange rate risk. We are also exposed to market risk as a result of concentrations in certain tenant industries as we have a limited number of investments. We intend to regularly monitor our portfolio to assess potential concentrations of market risk as we make additional investments. As we invest the proceeds of our initial public offering, we will seek to ensure that our portfolio is reasonably well diversified and does not contain any unusual concentration of market risks.
We do not generally use derivative financial instruments to manage foreign currency exchange rate risk exposure and do not use derivative instruments to hedge credit/market risks or for speculative purposes. We account for our derivative instruments in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”).
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
In connection with a German investment in August 2008, a venture in which we and an affiliate have 67% and 33% interests, respectively, and which we consolidate, obtained a participation right in an interest rate swap obtained by the lender of the non-recourse mortgage financing on the transaction. This participation right is deemed to be an embedded credit derivative. This derivative instrument had no value as of March 31, 2009.
We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed-rate basis. At March 31, 2009, all of our non-recourse debt bore interest at fixed rates that ranged from 6.2% to 7.5%. The fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at March 31, 2009 (in thousands):

	2009	2010	2011	2012	2013	Thereafter	Total	Fair value
Fixed rate debt	$1,746	$2,471	$2,639	$2,814	$2,996	$116,462	$129,128	$118,681
A decrease in interest rates of 1% would increase the combined fair value of our debt by an aggregate of $7.4 million, while an increase in interest rates of 1% would decrease the combined fair value of our debt by an aggregate of $6.8 million.
We own CMBS that are fully collateralized by a portfolio of commercial mortgages or commercial mortgage-related securities to the extent consistent with the requirements for qualification as a REIT. CMBS are instruments that directly or indirectly represent a participation in, or are secured by and payable from, one or more mortgage loans secured by commercial real estate. In most cases, CMBS distribute principal and interest payments on the mortgages to investors. Interest rates on these instruments can be fixed or variable. Some classes of CMBS may be entitled to receive mortgage prepayments before other classes do. Therefore, the prepayment risk for a particular instrument may be different than for other CMBS. The value of our CMBS investments is also subject to fluctuation based on changes in interest rates, economic conditions and the creditworthiness of lessees at the mortgaged properties. At March 31, 2009, the aggregate fair value of our CMBS investments was $3.6 million.
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
CPA®:17 – Global 3/31/2009 10-Q — 24

Foreign Currency Exchange Rate Risk
We own investments in Germany through which we are exposed to the effects of exchange rate movements of the Euro, which may affect future costs and cash flows. Although all of our foreign investments to date were conducted in the Euro, we are likely to conduct business in other currencies as we seek to invest funds from our offering internationally. We manage foreign currency exchange rate movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the same currency. For all currencies, we expect that we will be a net receiver of the foreign currency (we receive more cash than we pay out), and therefore our foreign operations will benefit from a weaker U.S. dollar and will be adversely affected by a stronger U.S. dollar relative to the foreign currency. We recognized realized foreign currency transaction losses of $1.7 million during the three months ended March 31, 2009. These losses are included in the consolidated financial statements and were due to changes in the value of foreign currency on deposits held for new investments.
To date, we have not entered into any foreign currency forward exchange contracts to hedge the effects of adverse fluctuations in foreign currency exchange rates. We have obtained non-recourse mortgage financing at fixed rates of interest in the local currency. To the extent that currency fluctuations increase or decrease rental revenues as translated to dollars, the change in debt service, as translated to dollars, will partially offset the effect of fluctuations in revenue and, to some extent, mitigate the risk from changes in foreign currency rates.
Item 4T. Controls and Procedures
Disclosure Controls and Procedures
Our disclosure controls and procedures include our controls and other procedures designed to provide reasonable assurance that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”) is accumulated and communicated to management, including our chief executive officer and acting chief financial officer, to allow timely decisions regarding required disclosure and to ensure that such information is recorded, processed, summarized and reported within the required time periods specified in the SEC’s rules and forms. It should be noted that no system of controls can provide complete assurance of achieving a company’s objectives and that future events may impact the effectiveness of a system of controls.
Our chief executive officer and acting chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of March 31, 2009 at a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
During the first quarter of 2009, the advisor implemented an Enterprise Resource Planning suite of integrated operational and financial applications (the “ERP System”). The implementation of this ERP System has affected our internal controls over financial reporting by, among other things, improving user access security and automating a number of accounting, back office and reporting processes and activities. Other than the implementation of the ERP System, there have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
CPA®:17 – Global 3/31/2009 10-Q — 25

PART II
Item 1A. Risk Factors
We have updated certain of the risk factors included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008. Except to the extent updated, the risk factors in our Annual Report on Form 10-K remain in effect and unchanged and should be read together with the risk factors set forth below
The current financial and economic crisis could adversely affect our business.
The full magnitude, effects and duration of the current financial and economic crisis cannot be predicted. The primary effects of this crisis on our business through December 31, 2008 have been difficulty in obtaining financing for our investments and increased levels of financial distress at our tenants, with one recently having filed for bankruptcy, as well as our ability to raise new funds. Depending on how long and how severe this crisis is, we could in the future experience a number of additional effects on our business, including higher levels of default in the payment of rent by our tenants, additional bankruptcies, and impairments in the value of our property investments. Any of these conditions may negatively affect our earnings, as well as our cash flow and, consequently, our ability to sustain the payment of dividends at current levels. In addition, our earnings or cash flow may also be adversely affected by other events, such as increases in the value of the U.S. Dollar relative to other currencies in which we receive rent.
Our success will be dependent on the performance of our advisor.
Our ability to achieve our investment objectives and to pay distributions will be dependent upon the performance of our advisor in the acquisition of investments, the selection of tenants, the determination of any financing arrangements, and the management of our assets. Investors will have no opportunity to evaluate in advance the terms of transactions or other economic or financial data concerning our investments. You must rely entirely on the management ability of our advisor and the oversight of our board of directors. The past performance of partnerships and CPA® Programs managed by our advisor may not be indicative of our advisor’s performance with respect to us. We cannot guarantee that our advisor will be able to successfully manage and achieve liquidity for us to the extent it has done so for prior programs.
WPC and Carey Financial have settled an SEC investigation. If other actions are brought against WPC or Carey Financial, we could be adversely affected.
WPC and Carey Financial, a wholly-owned broker-dealer subsidiary of WPC, have settled all matters relating to an investigation by the SEC, including matters relating to payments by certain CPA® REITs other than us during 2000-2003 to broker-dealers that distributed their shares.
Under the settlement, WPC was required to cause payments to be made to the affected CPA® REITs of approximately $20 million and paid a civil monetary penalty of $10 million. Also, in connection with implementing the settlement, a federal court injunction has been entered against WPC and Carey Financial enjoining them from violating a number of provisions of the federal securities laws. Any further violation of these laws by WPC or Carey Financial could result in civil remedies, including sanctions, fines and penalties, which may be more severe than if the violation had occurred without the injunction being in place. Additionally, if WPC or Carey Financial breaches the terms of the injunction, the SEC may petition the court to vacate the settlement and restore the SEC’s original action to the active docket for all purposes.
The settlement is not binding on other regulatory authorities, including FINRA, which regulates Carey Financial, state securities regulators, or other regulatory organizations, which may seek to commence proceedings or take action against WPC or its affiliates on the basis of the settlement or otherwise. Any actions that adversely affect WPC or Carey Financial may also have a material adverse effect on us because of our dependence on our advisor and Carey Financial for a broad range of services.
We have limited independence from our advisor.
All of our management functions are performed by officers of our advisor pursuant to our contract with the advisor. Additionally, some of the members of our board of directors are also directors of WPC. Independent directors of other operating CPA® REITs also serve as our independent directors. As a result of the foregoing, we have limited independence from WPC and its affiliates. This limited independence, combined with Carey Asset Management’s and Carey Holdings’ interests in us, may result in potential conflicts of interest described in this section because of the substantial control that our advisor has over us and because of its economic incentives that may differ from those of our stockholders.
Our participation in joint ventures creates additional risk.
From time to time we participate in joint ventures and purchase assets jointly with the other operating CPA® REITs and may do so as well with third parties. There are additional risks involved in joint venture transactions. As a co-investor in a joint venture, we would not be in a position to exercise sole decision-making authority relating to the property, joint venture or other entity. In addition, there is a potential of our joint venture partner becoming bankrupt and the possibility of diverging or inconsistent economic or business
CPA®:17 – Global 3/31/2009 10-Q — 26

interests of us and our partner. These diverging interests could result in, among other things, exposing us to liabilities of the joint venture in excess of our proportionate share of these liabilities. The partition rights of each owner in a jointly owned property could reduce the value of each portion of the divided property. In addition, the fiduciary obligation that our advisor or members of our board may owe to our partner in an affiliated transaction may make it more difficult for us to enforce our rights.
The lack of an active public trading market for our shares combined with the limit on the number of our shares a person may own may discourage a takeover and make it difficult for stockholders to sell shares quickly.
There is no active public trading market for our shares, and we do not expect there ever will be one. Our articles of incorporation also prohibit the ownership by one person or affiliated group of more than 9.8% in value of our stock or more than 9.8% in value or number, whichever is greater, of our common stock, unless exempted by our board of directors, to assist us in meeting the REIT qualification rules, among other things. This limit on the number of our shares a person may own may discourage a change of control of us and may inhibit individuals or large investors from desiring to purchase your shares by making a tender offer for your shares through offers financially attractive to you. Moreover, you should not rely on our redemption plan as a method to sell shares promptly because our redemption plan includes numerous restrictions that limit your ability to sell your shares to us, and our board of directors may amend, suspend or terminate our redemption plan. In particular, the redemption plan provides that we may redeem shares only if we have sufficient funds available for redemption and to the extent the total number of shares for which redemption is requested in any quarter, together with the aggregate number of shares redeemed in the preceding three fiscal quarters, does not exceed five percent of the total number of our shares outstanding as of the last day of the immediately preceding fiscal quarter. Therefore, it will be difficult for you to sell your shares promptly or at all. In addition, the price received for any shares sold prior to a liquidity event is likely to be less than the proportionate value of the real estate we own. Investor suitability standards imposed by certain states may also make it more difficult to sell your shares to someone in those states. The shares should be purchased as a long-term investment only.
Maryland law could restrict change in control, which could have the effect of inhibiting a change in control even if a change in control were in our stockholders’ interest.
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
These prohibitions last for five years after the most recent date on which the interested stockholder became an interested stockholder. Thereafter, any business combination must be recommended by our board of directors and approved by the affirmative vote of at least 80% of the votes entitled to be cast by holders of our outstanding voting shares and two-thirds of the votes entitled to be cast by holders of our voting shares other than voting shares held by the interested stockholder or by an affiliate or associate of the interested stockholder. These requirements could have the effect of inhibiting a change in control even if a change in control were in our stockholders’ interest. These provisions of Maryland law do not apply, however, to business combinations that are approved or exempted by our board of directors prior to the time that someone becomes an interested stockholder. In addition, a person is not an interested stockholder if the board of directors approved in advance the transaction by which he or she otherwise would have become an interested stockholder. However, in approving a transaction, the board of directors may provide that its approval is subject to compliance, at or after the time of approval, with any terms and conditions determined by the board.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
For the three months ended March 31, 2009, we issued 41,835 restricted shares of our common stock to the advisor as consideration for asset management and performance fees. These shares were issued at $10.00 per share, which represents our initial offering price. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(2) of the Securities Act of 1933, the shares issued were exempt from registration. In acquiring our shares, the advisor represented that such interests were being acquired by it for the purposes of investment and not with a view to the distribution thereof.
CPA®:17 – Global 3/31/2009 10-Q — 27

We intend to use the net proceeds of our offering to invest in a diversified portfolio of income-producing commercial properties and other real estate related assets. The use of proceeds from our offering of common stock, which commenced in December 2007 pursuant to a registration statement (No. 333-140842) that was declared effective in November 2007, is as follows at March 31, 2009 (in thousands, except share amounts):

Shares registered	200,000,000
Aggregate price of offering amount registered	$2,000,000
Shares sold (a)	41,428,995
Aggregated offering price of amount sold	$413,936
Direct or indirect payments to directors, officers, general partners of the issuer or their associates; to persons owning ten percent or more of any class of equity securities of the issuer; and to affiliates of the issuer	(41,284)
Direct or indirect payments to others	(5,053)

Net offering proceeds to the issuer after deducting expenses	367,599
Purchases of real estate related assets	(298,167)

Temporary investments in cash and cash equivalents	$69,432

(a)	Excludes shares issued to affiliates, including our advisor, and excludes shares issued pursuant to our distribution reinvestment and stock purchase plan.
The following table provides information with respect to repurchases of our common stock during the three months ended March 31, 2009:
Issuer Purchases of Equity Securities

Maximum number (or
			Total number of shares	approximate dollar value)
			purchased as part of	of shares that may yet be
	Total number of	Average price	publicly announced	purchased under the
2009 Period	shares purchased (a)	paid per share	plans or programs (i)	plans or programs (i)
January	—	$—	N/A	N/A
February	—	—	N/A	N/A
March	8,889	9.30	N/A	N/A

Total	8,889

(a)	Represents shares of our common stock purchased under our redemption plan, pursuant to which we may elect to redeem shares at the request of our shareholders who have held their shares for at least one year from the date of their issuance, subject to certain conditions and limitations. The maximum amount of shares purchasable in any period depends on a number of factors and is at the discretion of our board of directors. The redemption plan will terminate if and when our shares are listed on a national securities market.
Item 6. Exhibits

Exhibit No.	Description	Method of Filing
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith
CPA®:17 – Global 3/31/2009 10-Q — 28

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Corporate Property Associates 17 – Global Incorporated

Date 5/15/2009	By:	/s/ Mark J. DeCesaris
Mark J. DeCesaris
Managing Director and Acting Chief Financial Officer (Principal Financial Officer)

Date 5/15/2009	By:	/s/ Thomas J. Ridings, Jr.
Thomas J. Ridings, Jr.
Executive Director and Chief Accounting Officer (Principal Accounting Officer)
CPA®:17 – Global 3/31/2009 10-Q — 29