Form 10-Q
period 2009-06-30
Corporate Property Associates 17 - Global INC
filed 2009-08-14
CIK 1390213

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Registrant had 57,984,413 shares of common stock, $.001 par value, outstanding at August 10, 2009.

Forward Looking Statements
This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this Report, contains forward-looking statements within the meaning of the federal securities laws. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties and other factors that may materially affect our future results, performance, achievements or transactions. Information on factors which could impact actual results and cause them to differ from what is anticipated sin the forward-looking statements contained herein is included in this Report as well as in our other filings with the Securities and Exchange Commission (the “SEC”), including but not limited to those described in Item 1A. Risk Factors in our Form 10-K for the year ended December 31, 2008 filed on March 26, 2009 as revised by Form 10-K/A filed on April 28, 2009, Form 8-K filed on July 13, 2009, and Form 8-K/A filed on July 20, 2009, (collectively, the “2008 Form 10-K and related Form 8-K’s”). We do not undertake to revise or update any forward-looking statements. Additionally, a description of our critical accounting estimates is included in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the 2008 Form 10-K. There has been no significant change in our critical accounting estimates.
As used in this Report, the terms “we,” “us” and “our” represent Corporate Property Associates 17 — Global Incorporated, unless otherwise indicated.
CPA®:17 — Global 6/30/2009 10-Q — 1

PART I
Item 1. Financial Statements
CORPORATE PROPERTY ASSOCIATES 17 — GLOBAL INCORPORATED
Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share amounts)

	June 30, 2009	December 31, 2008
		(NOTE)
Assets
Real estate, net	$181,284	$167,526
Net investment in direct financing leases	302,253	83,924
Real estate under construction	17,529	—
Equity investment in real estate	24,612	21,864
Cash and cash equivalents	136,248	161,569
Commercial mortgage-backed securities	20,619	20,309
Intangible assets, net	17,782	18,291
Deferred offering costs and other assets	40,133	5,589

Total assets	$740,460	$479,072

Liabilities and Equity
Liabilities:
Non-recourse debt	$132,259	$133,633
Accounts payable, accrued expenses and other liabilities	5,163	4,170
Prepaid and deferred rental income	6,867	4,468
Due to affiliates	6,156	4,797
Distributions payable	7,406	4,507

Total liabilities	157,851	151,575

Commitments and contingencies
Equity:
CPA®:17 — Global shareholders’ equity:
Preferred stock, $0.001 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; 52,472,504 and 34,625,497 shares issued, respectively	53	35
Additional paid-in capital	470,640	310,732
Distributions in excess of accumulated earnings	(19,679)	(11,056)
Accumulated other comprehensive loss	(1,924)	(2,288)

	449,090	297,423
Less, treasury stock at cost, 61,507 shares at June 30, 2009	(572)	—

Total CPA®:17 — Global shareholders’ equity	448,518	297,423
Noncontrolling interests	134,091	30,074

Total equity	582,609	327,497

Total liabilities and equity	$740,460	$479,072

Note:	The consolidated balance sheet at December 31, 2008 has been derived from the consolidated financial statements at that date (Note 2).
The accompanying notes are an integral part of these consolidated financial statements.
CPA®:17 — Global 6/30/2009 10-Q — 2

CORPORATE PROPERTY ASSOCIATES 17 — GLOBAL INCORPORATED
Consolidated Statements of Income (Unaudited)
(in thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenues
Rental income	$4,462	$12	$8,733	$12
Interest income from direct financing leases	8,439	—	12,204	—
Interest income from commercial mortgage-backed securities	683	310	1,356	310

	13,584	322	22,293	322

Expenses
Depreciation and amortization	(1,180)	(6)	(2,266)	(6)
Property expenses	(1,535)	(61)	(2,897)	(61)
General and administrative	(821)	(604)	(2,063)	(910)

	(3,536)	(671)	(7,226)	(977)

Other Income and Expenses
Other interest income	41	471	169	618
Income from equity investment in real estate	332	52	723	52
Other income and expenses	73	—	(1,617)	—
Interest expense	(2,041)	(9)	(4,133)	(9)

	(1,595)	514	(4,858)	661

Income before income taxes	8,453	165	10,209	6
Provision for income taxes	(279)	—	(520)	—

Net Income	8,174	165	9,689	6

Less: Net income attributable to noncontrolling interests	(3,730)	—	(4,947)	—

Net Income Attributable to CPA®:17 — Global Shareholders	$4,444	$165	$4,742	$6

Earnings Per Share
Net income attributable to CPA®:17 — Global shareholders	$0.09	$0.01	$0.11	$—

Weighted Average Shares Outstanding	47,065,275	11,974,201	42,633,263	7,467,403

Distributions Declared Per Share	$0.1575	$0.1375	$0.3137	$0.2750

The accompanying notes are an integral part of these consolidated financial statements.
CPA®:17 — Global 6/30/2009 10-Q — 3

CORPORATE PROPERTY ASSOCIATES 17 — GLOBAL INCORPORATED
Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net Income	$8,174	$165	$9,689	$6
Other Comprehensive Income
Foreign currency translation adjustment	2,755	4	294	4
Change in unrealized gain on derivative instrument	30	—	28	—

	2,785	4	322	4

Comprehensive income	10,959	169	10,011	10

Less: Net income attributable to noncontrolling interests	(3,730)	—	(4,947)	—
(Less) Add: Foreign currency translation adjustment attributable to noncontrolling interests	(753)	—	42	—

Comprehensive Income Attributable to CPA®:17 — Global Shareholders	$6,476	$169	$5,106	$10

The accompanying notes are an integral part of these consolidated financial statements.
CPA®:17 — Global 6/30/2009 10-Q — 4

CORPORATE PROPERTY ASSOCIATES 17 — GLOBAL INCORPORATED
Consolidated Statements of Equity (Unaudited)
For the six months ended June 30, 2009 and the year ended December 31, 2008
(in thousands, except share amounts)

	CPA®:17 — Global Shareholders
				Distributions	Accumulated		Total
			Additional	in Excess of	Other		CPA®:17 —
		Common	Paid-In	Accumulated	Comprehensive	Treasury	Global	Noncontrolling
	Shares	Stock	Capital	Earnings	(Loss) Income	Stock	Shareholders	Interests	Total
Balance at January 1, 2008	22,222	$—	$200	$(106)	$—	$—	$94	$—	$94
Shares issued, net of offering costs	34,544,270	35	309,942	—	—	—	309,977	—	309,977
Shares issued to affiliates	59,005	—	590	—	—	—	590		590
Contributions	—	—	—	—	—	—	—	31,527	31,527
Distributions declared	—	—	—	(9,703)	—	—	(9,703)	(23)	(9,726)
Net loss	—	—	—	(1,247)	—	—	(1,247)	(403)	(1,650)
Other comprehensive loss:
Foreign currency translation adjustment	—	—	—	—	(2,288)	—	(2,288)	(1,027)	(3,315)

Balance at December 31, 2008	34,625,497	35	310,732	(11,056)	(2,288)	—	297,423	30,074	327,497

Shares issued, net of offering costs	17,741,551	18	158,858	—	—	—	158,876	—	158,876
Shares issued to affiliates	105,456	—	1,050	—	—	—	1,050	—	1,050
Contributions	—	—	—	—	—	—	—	103,363	103,363
Distributions declared	—	—	—	(13,365)	—	—	(13,365)	(4,251)	(17,616)
Net income	—	—	—	4,742	—	—	4,742	4,947	9,689
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	336	—	336	(42)	294
Change in unrealized gain on derivative instrument	—	—	—	—	28	—	28	—	28
Repurchase of shares	(61,507)	—	—	—	—	(572)	(572)	—	(572)

Balance at June 30, 2009	52,410,997	$53	$470,640	$(19,679)	$(1,924)	$(572)	$448,518	$134,091	$582,609

The accompanying notes are an integral part of these consolidated financial statements.
CPA®:17 — Global 6/30/2009 10-Q — 5

CORPORATE PROPERTY ASSOCIATES 17 — GLOBAL INCORPORATED
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six months ended June 30,
	2009	2008
Cash Flows — Operating Activities
Net income	$9,689	$6
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization, including intangible assets	2,123	9
Straight-line rent adjustments and amortization of rent-related intangibles	(1,426)	—
Income from equity investment in real estate in excess of distributions received	(594)	(52)
Issuance of shares to affiliate in satisfaction of fees due	1,050	—
Amortization of discount on commercial mortgage-backed securities	(321)	(26)
Realized loss on foreign currency transactions	1,692	—
Allowance for uncollectible amounts	1,758	—
Increase in accounts receivable and prepaid expenses	(1,960)	(154)
Increase (decrease) in accounts payable and accrued expenses (a)	1,342	(446)
Increase in prepaid and deferred rental income	1,685	59
Decrease in due to affiliates	(430)	(582)
Increase in capitalized interest	(407)	—

Net cash provided by (used in) operating activities	14,201	(1,186)

Cash Flows — Investing Activities
Acquisitions of real estate and direct financing lease (a)	(246,930)	(2,565)
Contributions to equity investments in real estate (a)	(2,125)	(22,780)
Purchase of marketable securities	—	(19,965)
Funds for future investments placed in escrow	(107,410)	—
Funds for future investments released from escrow	75,934	—
Payment of deferred acquisition fees to an affiliate	(1,252)	(290)

Net cash used in investing activities	(281,783)	(45,600)

Cash Flows — Financing Activities
Distributions paid	(10,466)	(408)
Contributions from noncontrolling interests	103,363	—
Distributions to noncontrolling interests	(4,251)	—
Proceeds from mortgage notes payable	—	1,950
Scheduled payments of mortgage principal	(1,142)	—
Payment of mortgage deposits, net of deposits refunded	(2,261)	(383)
Proceeds from issuance of shares, net of offering costs	158,876	155,978
Purchase of treasury stock	(572)	—

Net cash provided by financing activities	243,547	157,137

Change in Cash and Cash Equivalents During the Period
Effect of exchange rate changes on cash	(1,286)	4

Net (decrease) increase in cash and cash equivalents	(25,321)	110,355
Cash and cash equivalents, beginning of period	161,569	183

Cash and cash equivalents, end of period	$136,248	$110,538

Noncash investing and financing activities:

(a)	The cost basis of real estate investments acquired during the six months ended June 30, 2009 and 2008, including equity investments in real estate, also includes deferred acquisition fees payable of $3.3 million and $0.9 million, respectively.
The accompanying notes are an integral part of these consolidated financial statements.
CPA®:17 — Global 6/30/2009 10-Q — 6

CORPORATE PROPERTY ASSOCIATES 17 — GLOBAL INCORPORATED
Notes to Consolidated Financial Statements (Unaudited)
Note 1. Organization and Offering
Organization
We are a real estate investment trust (“REIT”) that invests primarily in commercial properties leased to companies domestically and internationally. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions and other factors. We earn revenue principally by leasing real estate on a triple net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, contractual rent increases, tenant defaults and sales of properties. As of June 30, 2009, our real estate portfolio consisted of our full or partial ownership interests in 20 fully occupied properties, leased to 10 tenants, and totaled approximately 4.6 million square feet (on a pro rata basis). We were formed in 2007 and conduct substantially all of our investment activities and own all of our assets through CPA:17 Limited Partnership, our operating partnership. We are a general partner and a limited partner and anticipate that we will own a 99.985% capital interest in the operating partnership. W. P. Carey Holdings, LLC (“Carey Holdings”), a subsidiary of W. P. Carey & Co. LLC (“WPC”), holds a special general partner interest in the operating partnership. WPC, together with certain of its subsidiaries and Carey Holdings, is referred to herein as the “advisor.”
On February 20, 2007, WPC purchased 22,222 shares of our common stock for $0.2 million and was admitted as our initial shareholder. WPC purchased its shares at $9.00 per share, net of commissions and fees, which would have otherwise been payable to Carey Financial, LLC (“Carey Financial”), our sales agent and a subsidiary of WPC. In addition, in July 2008, the advisor made a capital contribution to us of $0.3 million.
Public Offering
In November 2007, our registration statement on Form S-11 (File No. 333-140842), covering an initial public offering of up to 200,000,000 shares of common stock at $10.00 per share, was declared effective by the SEC under the Securities Act of 1933, as amended. The registration statement also covers the offering of up to 50,000,000 shares of common stock at $9.50 pursuant to our distribution reinvestment and stock purchase plan. Our initial public offering is being offered on a “best efforts” basis by Carey Financial and selected other dealers. We commenced our initial public offering in late December 2007. Since inception through July 31, 2009, we have raised a total of more than $550.0 million.
We intend to use the net proceeds of the offering to acquire, own and manage a portfolio of commercial properties leased to a diversified group of companies primarily on a single tenant net lease basis.
Note 2. Basis of Presentation
The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, they do not include all information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results of the interim periods presented have been included. The results of operations for the interim periods are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with our 2008 Form 10-K and related Form 8-K’s.
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
CPA®:17 — Global 6/30/2009 10-Q — 7

Notes to Consolidated Financial Statements
As described in Note 1, we conduct substantially all of our investment activities and own all of our assets through CPA:17 Limited Partnership, our operating partnership. We are a general partner and a limited partner and anticipate that we will own a 99.985% capital interest in the operating partnership. The advisor holds a special general partner interest in the operating partnership. In accordance with FIN 46R, we deem the operating partnership to be a VIE as we, primarily through our advisory agreement with the advisor, have the ability to make decisions about the operating partnership’s activities that will have a significant effect on the operating partnership’s success. We also deem that we are the primary beneficiary of the operating partnership. As a result, we consolidate our investment in the operating partnership.
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
Information about International Geographic Areas
We own two investments in Germany that we acquired in the third quarter of 2008. Revenues from these investments totaled $2.1 million and $4.1 million for the three and six months ended June 30, 2009, respectively. Long-lived assets of these investments, which consisted of real estate, net and net investment in direct financing leases, totaled $97.3 million and $98.4 million as of June 30, 2009 and December 31, 2008, respectively.
Reclassifications
Certain prior period amounts have been reclassified to conform to the current period’s financial statement presentation. The consolidated financial statements included in this Report have been retrospectively adjusted to reflect the adoption of new accounting pronouncements during the six months ended June 30, 2009.
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
During the six months ended June 30, 2009, we made investments totaling $266.6 million, inclusive of noncontrolling interests of $104.1 million, that were deemed to be real estate acquisitions (Note 7). Costs and fees capitalized in connection with this investment activity totaled $10.6 million, inclusive of noncontrolling interests of $2.9 million.
CPA®:17 — Global 6/30/2009 10-Q — 8

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
FSP 107-1
FASB Staff Position 107-1, “Interim Disclosures about Fair Value of Financial Statements” (“FSP 107-1”), amends SFAS 107, “Disclosures about Fair Value of Financial Instruments” to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. FSP 107-1 also amends APB 18, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. We adopted FSP 107-1 as required in the second quarter of 2009 (Note 9).
FSP 157-4
FASB Staff Position 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”), provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of market activity for an asset or liability have significantly decreased. We adopted FSP 157-4 as required in the second quarter of 2009. The adoption of FSP 157-4 did not have a material effect on our financial position and results of operations.
FSP 115-2 and 124-2
FASB Staff Position FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2 & 124-2”), amends the other-than-temporary impairment guidance under existing GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. FSP 115-2 & 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. We adopted FSP 115-2 & 124-2 as required in the second quarter of 2009. The adoption of FSP 115-2 & 124-2 did not have a material effect on our financial position and results of operations.
SFAS 165
SFAS No. 165, “Subsequent Events” (“SFAS 165”), establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Although there is new terminology, SFAS 165 is based on the same principles as those that currently exist in the auditing standards. SFAS 165 also requires disclosure of the date through which an entity has evaluated subsequent events. We adopted SFAS 165 as required in the second quarter of 2009 for events occurring after June 30, 2009. The adoption of SFAS 165 did not have a material effect on our financial position and results of operations.
CPA®:17 — Global 6/30/2009 10-Q — 9

Notes to Consolidated Financial Statements
Recent Accounting Pronouncements (not required to be adopted as of June 30, 2009)
SFAS 166
SFAS No. 166, “Accounting for Transfers of Financial Assets” (“SFAS 166”), amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” by, among other things, eliminating the concept of a qualifying special-purpose entity; limiting the circumstances where the transfer of a portion of a financial asset will qualify as a sale even if all other derecognition criteria are met; clarifying and amending the derecognition criteria for a transfer to be accounted for as a sale; and expanding the disclosures surrounding transfers of financial assets. SFAS 166 is effective for our 2010 fiscal year. We are currently assessing the potential impact that the adoption of SFAS 166 will have on our financial position and results of operations.
SFAS 167
SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), amends FIN 46R and changes the consolidation guidance applicable to a VIE. SFAS 167 eliminates the quantitative approach previously required for determining the primary beneficiary of a VIE and establishes a qualitative analysis that will include, among other things, consideration of whether the reporting entity has the power to direct matters that most significantly impact the activities of the VIE, as well as whether the reporting entity has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. SFAS 167 also requires reassessments of whether the reporting entity is the primary beneficiary of a VIE on an ongoing basis, rather than only when specific events occur, and requires enhanced disclosures about the reporting entity’s involvement with a VIE. SFAS 167 is effective for our 2010 fiscal year. We are currently assessing the potential impact that the adoption of SFAS 167 will have on our financial position and results of operations.
Note 3. Agreements and Transactions with Related Parties
Pursuant to an advisory agreement between the advisor and us, the advisor performs certain services for us including the identification, evaluation, negotiation, financing, purchase and disposition of investments, our day-to-day management and the performance of certain administrative duties. The advisory agreement provides for the advisor to be reimbursed for organization and offering costs incurred in connection with our offering. The advisor will also receive acquisition fees, a portion of which will be payable upon acquisition of investments with the remainder subordinated to a preferred return. The preferred return is a non-compounded cumulative distribution return of 5% per annum (based initially on our invested capital). Acquisition fees payable to the advisor with respect to our long-term net lease investments may be up to an average of 4.5% of the total cost of those investments, with 2.5% typically paid when the transaction is completed and 2% typically paid over three years, once the preferred return criterion has been met. For certain types of non-long term net lease investments, initial acquisition fees may range from 0% to 1.75% of the equity invested plus the related acquisition fees, with no portion of the fee being deferred. During the six months ended June 30, 2009, we incurred current and deferred acquisition fees of $4.1 million and $3.3 million, respectively. No such fees were incurred during the three months ended June 30, 2009. During both the three and six months ended June 30, 2008, we incurred current acquisition fees of $0.2 million and deferred acquisition fees of $0.9 million, which includes our assumption of deferred acquisition fees payable of $0.8 million as a result of increasing our interest in an existing venture (Note 6). During the three and six months ended June 30, 2009, we made payments of deferred acquisition fees to the advisor totaling $1.0 million and $1.3 million, respectively. During both the three and six months ended June 30, 2008, we made payments of deferred acquisition fees to the advisor of $0.3 million. Unpaid installments of deferred acquisition fees totaling $5.6 million and $3.5 million at June 30, 2009 and December 31, 2008, respectively, are included in Due to affiliates in the consolidated financial statements.
We pay the advisor an annual asset management fee ranging from 0.5% of average market value for long-term net leases and certain other types of real estate investments to 1.75% of average equity value for certain types of securities. The asset management fee is payable in cash or restricted stock at the option of the advisor. If the advisor elects to receive all or a portion of its fees in restricted shares, the number of restricted shares issued is determined by dividing the dollar amount of fees by our most recently published estimated net asset value per share as approved by our board of directors. For 2009 and 2008, the advisor elected to receive its asset management fees in restricted shares of our common stock. We incurred asset management fees of $0.6 million and $1.1 million for the three and six months ended June 30, 2009, respectively. Asset management fees for both the three and six months ended June 30, 2008 were less than $0.1 million. The advisor also receives up to 10% of distributions of available cash of the operating partnership, depending on the type of investments we own. We made distributions of $0.6 million to the advisor during the six months ended June 30, 2009. No such distributions were made during the three months ended June 30, 2009 or the three or six months ended June 30, 2008. The advisor may also receive subordinated disposition fees of up to 3% of the contract sales price of an investment for services provided in connection with the disposition; however, payment of such fees is subordinated to a preferred return. We have not incurred any subordinated disposition fees at June 30, 2009 as we have not disposed of any investments. As of June 30, 2009, the advisor owned 182,242 restricted shares (less than 1%) of our common stock.
CPA®:17 — Global 6/30/2009 10-Q — 10

Notes to Consolidated Financial Statements
We are liable for expenses incurred in connection with the offering of our securities. These expenses are deducted from the gross proceeds of our offering. Total organization and offering expenses, including underwriting compensation, will not exceed 15% of the gross proceeds of our offering. Pursuant to a sales agency agreement between Carey Financial and us, Carey Financial receives a selling commission of up to $0.65 per share sold, a selected dealer fee of up to $0.20 per share sold and a wholesaling fee of up to $0.15 per share sold. Carey Financial will re-allow all selling commissions to selected dealers participating in the offering and will re-allow up to the full selected dealer fee to the selected dealers. Pursuant to a selected investment advisor agreement among Carey Financial, a selected investment advisor and us, Carey Financial also receives a wholesaling fee of up to $0.15 per share sold to clients of selected investment advisors. Carey Financial will use any retained portion of the selected dealer fee together with the selected dealer or investment advisor wholesaling fees to cover other underwriting costs incurred in connection with the offering. Total underwriting compensation paid in connection with our offering, including selling commissions, the selected dealer fee, the wholesaling fee and reimbursements made by Carey Financial to selected dealers and investment advisors, cannot exceed the limitations prescribed by the Financial Industry Regulatory Authority (“FINRA”). The limit on underwriting compensation is currently 10% of gross offering proceeds. We may also reimburse Carey Financial up to an additional 0.5% of offering proceeds for bona fide due diligence expenses. We reimburse our advisor or one of its affiliates for other organization and offering expenses (including, but not limited to, filing fees, legal, accounting, printing and escrow costs). Our advisor has agreed to be responsible for the payment of organization and offering expenses (excluding selling commissions, selected dealer fees and wholesaling fees) that exceed 4% of the gross offering proceeds. The total costs paid by our advisor and its affiliates in connection with the organization and offering of our securities were $6.2 million from inception through June 30, 2009, of which $6.0 million has been reimbursed. Unpaid costs are included in Due to affiliates in the consolidated financial statements. During the offering period, we accrue costs incurred in connection with the raising of capital as deferred offering costs. Upon receipt of offering proceeds and reimbursement to the advisor for costs incurred, we charge the deferred costs to shareholders’ equity. Such reimbursements will not exceed regulatory cost limitations as described above.
We also reimburse the advisor for various expenses incurred in connection with its provision of services to us. In addition to reimbursement of third-party expenses paid by the advisor on our behalf (including property-specific costs, professional fees, office expenses and business development expenses), we reimburse the advisor for the allocated costs of personnel and overhead in providing management of our day-to-day operations, including accounting services, shareholder services, corporate management, and property management and operations, except that we do not reimburse the advisor for the cost of personnel to the extent such personnel are used in transactions (acquisitions, dispositions and refinancings) for which the advisor receives a transaction fee. For both the three and six months ended June 30, 2009, we incurred personnel reimbursements of $0.1 million, which are included in General and administrative expenses in the consolidated financial statements. We did not reimburse any such amounts to the advisor during the three or six months ended June 30, 2008.
We own interests in entities ranging from 50% to 70%, with the remaining interests held by affiliates. We consolidate certain of these entities and account for the remainder under the equity method of accounting (Note 6).
We are a participant in an entity with certain affiliates for the purpose of leasing office space used for the administration of real estate entities and for sharing the associated costs. Pursuant to the terms of an agreement among the participants in that entity, rental, occupancy, and leasehold improvement costs are allocated among the participants based on gross revenues and are adjusted quarterly. Our share of expenses incurred was de minimis for the three and six month periods ended June 30, 2009. No amounts were allocated to us during the three or six month periods ended June 30, 2008 because we had no revenues. Based on gross revenues through June 30, 2009, our current share of future minimum lease payments would be less than $0.1 million annually through 2016; however, we anticipate that our share of future annual minimum lease payments will increase significantly as we continue to invest the proceeds of our offering.
Note 4. Real Estate
Real estate, which consists of land and buildings leased to others, at cost, and accounted for as operating leases, is summarized as follows (in thousands):

	June 30, 2009	December 31, 2008
Land	$36,772	$36,817
Building	147,863	132,164
Less: Accumulated depreciation	(3,351)	(1,455)

	$181,284	$167,526

CPA®:17 — Global 6/30/2009 10-Q — 11

Notes to Consolidated Financial Statements
In connection with our acquisition of properties, we have recorded net lease intangibles of $16.4 million, which are being amortized over periods ranging from 16 years to 40 years. Amortization of below-market and above-market rent intangibles is recorded as an adjustment to revenue. Below-market rent intangibles are included in Prepaid and deferred rental income and security deposits in the consolidated financial statements. We acquired our first consolidated real estate investment in June 2008. Net amortization of intangibles, including the effect of foreign currency translation, was $0.2 million and $0.4 million for the three and six months ended June 30, 2009, respectively, and was de minimis for both the three months and six months ended June 30, 2008.
Note 5. Net Investment in Direct Financing Leases
Net investment in direct financing leases is summarized as follows (in thousands):

	June 30, 2009	December 31, 2008
Minimum lease payments receivable	$598,570	$148,636
Unguaranteed residual value	301,720	83,991

	900,290	232,627
Less: unearned income	(598,037)	(148,703)

	$302,253	$83,924

In March 2009, we acquired a net investment in direct financing lease at a total cost of $233.7 million (Note 7).
Scheduled future minimum rents, exclusive of renewals and expenses paid by tenants and future consumer price index (“CPI”) based increases, under all our non-cancelable direct financing leases are as follows (in thousands):

2009 (remainder)	$9,582
2010	31,691
2011	32,089
2012	32,461
2013	32,839
Thereafter through 2028	459,908
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
In February 2009, this venture repaid its $39.0 million outstanding balance on a non-recourse mortgage loan at a discount for $32.5 million and recognized a corresponding gain of $6.5 million. However, our $3.2 million share of the gain was reduced by $2.9 million due to an impairment charge that we recorded as a result of the application of the equity method of accounting pertaining to other-than-temporary impairment charges. This impairment charge was recognized to reduce the carrying value of our investment to the estimated fair value of the venture’s underlying properties. In connection with this transaction, the venture obtained non-recourse mortgage financing of approximately $29.0 million. The new debt has an annual interest rate of LIBOR plus 5%, with a minimum rate of 6% and a maximum rate that has been capped at 10% through the use of an interest rate cap. This financing has a term of three years, with two one-year extensions. Our investment in this venture had a carrying value of $24.6 million and $21.9 million at June 30, 2009 and December 31, 2008, respectively, inclusive of depreciation adjustments related to other-than-temporary impairment charges.
CPA®:17 — Global 6/30/2009 10-Q — 12

Notes to Consolidated Financial Statements
The following table presents summarized financial information of this venture (for the entire entity, not our proportionate share) (in thousands):

	June 30, 2009	December 31, 2008
Assets	$86,254	$85,177
Liabilities	(29,862)	(40,073)

Partners’ equity	$56,392	$45,104

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenue	$1,662	$1,668	$3,322	$3,339
Expenses	(1,085)	(1,372)	(2,699)	(2,619)
Gain on extinguishment of debt	—	—	6,512	—

Net income	$577	$296	$7,135	$720

We recognized income from our equity investment in real estate of $0.3 million and $0.7 million for the three and six months ended June 30, 2009, respectively, and of less than $0.1 million for both the three and six months ended June 30, 2008. For the three and six months ended June 30, 2009, our income from this equity investment in real estate represents our share of the income of the venture, inclusive of depreciation adjustments related to other-than-temporary impairment charges.
Note 7. Acquisitions of Real Estate
Net Investment in Direct Financing Lease
In March 2009, an entity in which we, Corporate Property Associates 16 — Global Incorporated (“CPA®:16 — Global”) and our advisor hold 55%, 27.25% and 17.75% interests, respectively, completed a net lease financing transaction with respect to a leasehold condominium interest, encompassing approximately 750,000 rentable square feet, in the office headquarters of The New York Times Company for approximately $233.7 million, inclusive of noncontrolling interest of $104.1 million and acquisition fees payable to the advisor. The lease has an initial term of 15 years and provides the tenant with one 10-year renewal option and two additional five-year renewal options. In the 10th year of the initial term of the lease The New York Times Company has an option to purchase the building for approximately $250.0 million. Such purchase option, together with the other terms of the net lease and related transaction documents, allows the transaction to be accounted for as a financing lease for financial reporting purposes. In connection with this investment, which was deemed to be a real estate acquisition pursuant to the provisions of SFAS 141R, we capitalized costs and fees totaling $8.7 million, inclusive of noncontrolling interests of $2.9 million.
Real Estate Under Construction
In January 2009, we entered into a domestic build-to-suit project for a total cost of up to $32.9 million, based on estimated construction costs. In connection with this investment, which was deemed to be a real estate acquisition pursuant to the provisions of SFAS 141R, we capitalized costs and fees totaling $1.9 million. Costs incurred and capitalized on this project through June 30, 2009 were $17.5 million and have been included as Real estate under construction in the consolidated balance sheet.
Note 8. Securities Held to Maturity
In April 2008 and June 2008, we acquired investments in five investment-grade commercial mortgage backed securities (“CMBS”) pools for an aggregate cost of $20.0 million, representing a $13.3 million discount to their face value, which aggregated $33.3 million as of the dates of acquisition. This discount is accreted into Interest income from commercial mortgage-backed securities on an effective yield, adjusted for actual prepayment activity over the average life of the related securities as a yield adjustment. The CMBS investments bear initial pass-through coupon rates approximating 6.2% and have final expected payout dates ranging from December 2017 to September 2020. We account for these CMBS investments as held-to-maturity securities because we have the intent and ability to hold these securities to maturity. The following is a summary of our securities held-to-maturity, which consist entirely of CMBS at June 30, 2009 (in thousands):

Description	Face Value	Amortized Cost	Unrealized Loss	Estimated Fair Value
CMBS	$33,284	$20,619	$(16,546)	$4,073
We accreted $0.7 million and $1.4 million into interest income for the three and six months ended June 30, 2009, respectively, and accreted $0.3 million into interest income for both the three and six months ended June 30, 2008.
CPA®:17 — Global 6/30/2009 10-Q — 13

Notes to Consolidated Financial Statements
The following is a summary of the underlying credit ratings of our CMBS securities at June 30, 2009 (in thousands):

Rating (a)	Amortized Cost
A	$1,495
A-	8,943
B	2,818
B+	1,584
BB-	3,938
BBB+	1,841

$20,619

(a)	Ratings are those of Standard & Poor’s Ratings Services, a division of The McGraw-Hill Companies, Inc.
We carry our CMBS investments at cost, net of unamortized premiums and discounts, which are recognized in interest income using an effective yield or “interest” method. Decreases in estimated fair value deemed to be other-than-temporary would be reported as a loss in the consolidated financial statements. We evaluate these investments on a quarterly basis to determine if there has been an other-than-temporary impairment. As of June 30, 2009, our CMBS investments were in an unrealized loss position, as our carrying value exceeded the investments’ estimated fair value. However, based on our assessment of expected cash flows, which is supplemented by third-party research reports, internal review of the underlying assets securing the investments, and the rating of the security, as well as our intent and ability to hold our CMBS investments to maturity, we expect to fully recover the carrying value of these investments and have concluded that these investments are not other-than-temporarily impaired as of June 30, 2009.
Note 9. Fair Value Measurements
We account for financial and nonfinancial assets and liabilities in accordance with SFAS 157. SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.
At June 30, 2009 and December 31, 2008, our assets and liabilities that were accounted for at fair value on a recurring basis consisted of cash and cash equivalents held in money market accounts and an embedded credit derivative. Cash and cash equivalents held in money market accounts that invest in U.S. treasuries and that are considered to be Level 1 assets totaled $129.8 million and $157.0 million at June 30, 2009 and December 31, 2008, respectively, and approximated their estimated fair value. In addition, we have an embedded credit derivative instrument for which estimated the fair value was determined based on unobservable inputs (Level 3). This derivative instrument had substantially no value at June 30, 2009 or December 31, 2008.
At June 30, 2009, we assessed the value of our unconsolidated venture in accordance with SFAS 157. The valuation of this asset was determined using widely accepted valuation techniques, including discounted cash flow on the expected cash flows of the asset as well as the income capitalization approach, which considers prevailing market capitalization rates. We reviewed this investment based on the highest and best use of the investment and market participation assumptions. For this unconsolidated venture in operational real estate assets, the significant assumptions included the capitalization rate used in the income capitalization valuation, as well as projected property net operating income and the valuation of venture debt. We determined that the significant inputs used to value our unconsolidated venture fall within Level 3. Based on this valuation, during the six months ended June 30, 2009 we recorded a valuation adjustment for other-than-temporary impairment on this venture totaling $2.9 million as described in Note 6.
Our non-recourse debt had a carrying value of $132.3 million and $133.6 million and an estimated fair value of $122.0 million and $133.4 million at June 30, 2009 and December 31, 2008, respectively. Our securities held to maturity had a cost basis of $20.6 million and $20.3 million and an estimated fair value of $4.1 million and $4.6 million at June 30, 2009 and December 31, 2008, respectively. The estimated fair value of debt instruments was evaluated using a discounted cash flow model with rates that take into account the credit of the tenants and interest rate risk. We estimate that our other financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values at both June 30, 2009 and December 31, 2008.
CPA®:17 — Global 6/30/2009 10-Q — 14

Notes to Consolidated Financial Statements
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
Commercial Mortgage-Backed Securities
We own CMBS that are fully collateralized by a portfolio of commercial real estate mortgages or commercial mortgage-related securities to the extent consistent with the requirements for qualification as a REIT. CMBS are instruments that directly or indirectly represent a participation in, or are secured by and payable from, one or more mortgage loans secured by commercial real estate. In most cases, CMBS distribute principal and interest payments on the mortgages to investors. Interest rates on these instruments can be fixed or variable. Some classes of CMBS may be entitled to receive mortgage prepayments before other classes do. Therefore, the prepayment risk for a particular instrument may be different than for other CMBS. The value of our CMBS investments is also subject to fluctuation based on changes in interest rates, economic conditions and the creditworthiness of lessees at the mortgaged properties. At June 30, 2009, our CMBS investments did not comprise a significant proportion of our real-estate related assets.
Foreign Currency Exchange
We are exposed to foreign currency exchange rate movements in the Euro. We manage foreign currency exchange rate movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the same currency but are subject to such movements to the extent of the difference in the timing and amount of the rental obligation and the debt service. We will also face challenges with repatriating cash from our foreign investments. We may encounter instances where it is difficult to repatriate cash due to jurisdictional restrictions. We may also encounter instances where repatriating cash will result in current or future tax liabilities. Realized and unrealized gains and losses recognized in earnings related to foreign currency transactions are included in Other income and expenses in the consolidated financial statements.
Use of Derivative Financial Instruments
We account for derivative instruments in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”). We measure derivative instruments at fair value and record them as assets or liabilities, depending on our rights or obligations under the applicable derivative contract. The accounting for changes in the fair value of derivative instruments depends on the intended use of the derivative and the resulting designation. Derivative instruments used to hedge the exposure to changes in the fair value of an asset, liability, or any firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. For fair value hedges, changes in the estimated fair value of both the derivative instrument and the hedged item are recorded in earnings. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. For cash flow hedges, the effective portions of the derivative instruments are reported in Other comprehensive income and are subsequently reclassified into earnings when the forecasted transaction affects earnings. Changes in the estimated fair value of derivative instruments not designated as hedging and ineffective portions of hedges are recognized in earnings in the affected period.
When we use derivative instruments, it is generally to reduce our exposure to fluctuations in interest rates. We have not entered, and do not plan to enter, into financial instruments for trading or speculative purposes. In addition to derivative instruments that we enter into on our own behalf, we may also be a party to derivative instruments that are embedded in other contracts, and in connection with structuring lease transactions, lessees may also grant us common stock warrants that are considered to be derivative instruments because they are readily convertible to cash or provide for net settlement upon conversion. The primary risks related to our use of derivative instruments are that a counterparty to a hedging arrangement could default on its obligation or that the credit quality of the counterparty may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction. While we seek to mitigate these risks by entering into hedging arrangements with counterparties that are large financial institutions that we deem to be credit worthy, it is possible that our hedging transactions, which are intended to limit losses, could adversely affect our earnings. Furthermore, if we terminate a hedging arrangement, we may be obligated to pay certain costs, such as transaction or breakage fees. We have established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities.
CPA®:17 — Global 6/30/2009 10-Q — 15

Notes to Consolidated Financial Statements
Embedded Credit Derivative
In August 2008, a venture in which we and an affiliate have 67% and 33% interests, respectively, and which we consolidate, acquired an investment in Germany. In connection with the investment, the venture obtained non-recourse mortgage financing for which the interest rate has both fixed and variable components. In connection with providing the financing, the lender entered into an interest rate swap agreement on its own behalf through which the fixed interest rate component on the financing was converted into a variable interest rate instrument. Through the venture, we have the right, at our sole discretion, to prepay this debt at any time and to participate in any realized gain or loss on the interest rate swap at that time. This participation right is deemed to be an embedded credit derivative. In connection with the tenant’s bankruptcy filing in December 2008, this derivative was written down to $0 at December 31, 2008 and had an estimated fair value of $0 at both June 30, 2009 and December 31, 2008. This derivative did not generate any gains or losses during the three or six months ended June 30, 2009.
Interest Rate Cap
An unconsolidated venture in which we hold a 50% ownership interest had a non-recourse mortgage with a total carrying value of $29.0 million as of June 30, 2009. The mortgage bears interest at an annual interest rate of LIBOR plus 5%, with a minimum rate of 6% and a maximum rate that has been capped at 10% through the use of an interest rate cap designated as a cash flow hedge. The applicable interest rate of the related debt was 6% at June 30, 2009, and therefore the interest rate cap was not in effect at that date. The interest rate cap expires in March 2015 and had an estimated total fair value (not our proportionate share) of less than $0.1 million at June 30, 2009.
Portfolio Concentration Risk
Concentrations of credit risk arise when a number of tenants are engaged in similar business activities or have similar economic features that could cause their ability to meet contractual obligations, including those to us, to be similarly affected by changes in economic conditions. We regularly monitor our portfolio to assess potential concentrations of credit risk. Our portfolio contains concentrations in excess of 10% of current annualized lease revenues in certain areas, as described below, because we have a limited number of investments. Although we view our exposure from properties that we purchased together with our affiliates based on our ownership percentage in these properties, the percentages below are based on our consolidated ownership and not on our actual ownership percentage in such investments.
At June 30, 2009, our directly owned real estate properties and related loans were located in the U.S. (84%) and Germany (16%) with the following tenants representing more than 10% of our total current annualized lease revenues: The New York Times Company (52%), Life Time Fitness, Inc. (12%) and Frontier Spinning Mills, Inc. (10%). At June 30, 2009, our directly owned real estate properties contained concentrations in the following asset types: office (57%), industrial (22%) and retail (12%); and in the following tenant industries: media — printing and publishing (52%), electronics (14%), leisure, amusement and entertainment (12%) and textiles, leather and apparel (10%).
Many companies in automotive related industries (manufacturing, parts, services, etc.) have been experiencing increasing difficulties in recent years. Wagon Automotive GmbH and Wagon Automotive Nagold GmbH (collectively, “Wagon”), which operate in the automotive industry, each contributed $0.4 million and $0.6 million, respectively, of our lease revenue for the three months ended June 30, 2009, and $1.0 million and $1.1 million in each case of our lease revenue for the six months ended June 30, 2009, all of which are inclusive of amounts attributable to the holder of a 33% noncontrolling interest in the properties. In December 2008, Wagon PLC, the parent of Wagon and a guarantor of both tenants’ obligations under the leases, filed for bankruptcy protection in the United Kingdom for itself and certain of its subsidiaries based in the United Kingdom, and Wagon Automotive GmbH filed for bankruptcy in Germany. Wagon Automotive GmbH terminated its lease with us in the bankruptcy proceedings effective May 2009 but as of the date of this Report was paying rent to us, albeit at a significantly reduced rate. Wagon Automotive Nagold GmbH has not filed for bankruptcy, and while it ceased making rent payments in May and June 2009, as of the date of this Report it has resumed paying rent to us substantially in accordance with the terms stated in its lease. Total arrearages of these tenants were $1.9 million and were fully reserved at June 30, 2009. In connection with the bankruptcy filings by Wagon PLC and Wagon Automotive GmbH, the lender of the mortgage financing has sent us a notice in order to preserve its right to retain any rent payments that may be made under the leases, as well as to take further actions, including accelerating the debt and foreclosure. The lender has not exercised any of these rights as of the date of this Report.
Note 11. Income Taxes
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
CPA®:17 — Global 6/30/2009 10-Q — 16

Notes to Consolidated Financial Statements
We conduct business in the various states and municipalities within the U.S. and Germany, and as a result, we or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and certain foreign jurisdictions. As a result, we are subject to certain foreign, state and local taxes.
Note 12. Pro Forma Financial Information
The following consolidated pro forma financial information has been presented as if our acquisitions made and new financing obtained since January 1, 2008 had occurred on January 1, 2009 and 2008 for the three and six months ended June 30, 2009 and 2008, respectively. The pro forma financial information is not necessarily indicative of what the actual results would have been, nor does it purport to represent the results of operations for future periods.
Pro forma financial information is summarized as follows (dollars in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Pro forma total revenues	$13,655	$13,780	$27,065	$27,471

Pro forma net income	$8,129	$9,773	$14,194	$19,450
Less: Net income attributable to noncontrolling interests	(3,729)	(3,672)	(7,061)	(7,334)

Pro forma net income attributable to CPA®:17 — Global shareholders	$4,400	$6,101	$7,133	$12,116

Pro forma earnings per share:
Net income attributable to CPA®:17 — Global shareholders	$0.08	$0.12	$0.14	$0.23
The pro forma weighted average shares outstanding for the three and six months ended June 30, 2009 and 2008 were determined as if all shares issued since our inception through June 30, 2009 were issued on January 1, 2008.
Note 13. Subsequent Events
In July 2009, a venture in which we and an affiliate own 49% and 51% interests, respectively, entered into an investment in Hungary at a total cost of approximately $93.6 million. In connection with this investment, the venture obtained non-recourse mortgage financing of $49.5 million.
In July 2009, we obtained non-recourse mortgage financing of $23.4 million, inclusive of $9.4 million attributable to a noncontrolling interest on a domestic investment that we entered into in December 2008.
In July 2009, our board of directors approved the renewal of our advisory agreement with the advisor for the term beginning on October 1, 2009 and ending on September 30, 2010.
We have considered subsequent events through August 14, 2009, the date the financial statements were issued.
CPA®:17 — Global 6/30/2009 10-Q — 17

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to provide the reader with information that will assist in understanding our financial statements and the reasons for changes in certain key components of our financial statements from period to period. MD&A also provides the reader with our perspective on our financial position and liquidity, as well as certain other factors that may affect our future results. Our MD&A should be read in conjunction with our 2008 Form 10-K and related Form 8-K’s.
Business Overview
We are a REIT that invests primarily in commercial properties leased to companies domestically and internationally. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions and other factors. We earn revenue principally by leasing real estate, primarily on a triple net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, contractual rent increases, tenant defaults and sales of properties. As of June 30, 2009, our real estate portfolio consisted of our full or partial ownership interest in 20 fully occupied properties leased to 10 tenants, and totaled approximately 4.6 million square feet (on a pro rata basis). We were formed in 2007 and are managed by WPC and its subsidiaries.
Financial Highlights
(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Total revenues	$13,584	$322	$22,293	$322
Net income attributable to CPA®:17 — Global shareholders	4,444	165	4,742	6
Cash flow provided by (used in) operating activities			14,201	(1,186)
Our daily cash distribution for the second quarter was $0.1575 per share payable to shareholders of record as of the close of business on each day during the quarter, or $0.63 per share on an annualized basis.
We consider the performance metrics listed above as well as certain non-GAAP performance metrics to be important measures in the evaluation of our results of operations, liquidity and capital resources. We evaluate our results of operations with a primary focus on the ability to generate cash flow necessary to meet our objectives of funding distributions to shareholders and increasing equity in our real estate.
Current Trends
The deterioration in the credit and real estate financing markets that began in the second half of 2007 and accelerated during 2008 has resulted in a severe financial and economic crisis that persists at the date of this Report and is likely to continue for a significant period of time. The full magnitude, effects and duration of the current financial and economic crisis cannot be predicted. As of the date of this Report, one of the major effects of the economic crisis on our business has been to increase levels of financial distress for our tenants, with one tenant recently filing for bankruptcy protection. The level of market volatility necessarily renders any discussion of current trends that affect our business highly uncertain. Nevertheless, as of the date of this Report, the impact of current financial economic trends on our business, and our response to those trends, is presented below.
Investment Opportunities
As a result of the lack of liquidity in the credit and real estate financing markets, we believe sale-leaseback transactions can often be a particularly attractive alternative for a corporation seeking to raise capital. As a result, there may be increased and more attractive investment opportunities for us. In addition, as a result of the continued deterioration in these markets, we believe there has been a decrease in the level of competition for the investments we make, both domestically and internationally.
We are seeing increasingly attractive pricing on sale-leaseback investment opportunities, although we continue to experience challenges in completing transactions as a result of slow acceptance of pricing changes by sellers and the difficult financing markets, which have negatively affected our investment volume. In this environment, however, we have been able to achieve financing on some of our investments, and when financing has not been available we have achieved desired returns that have allowed us to complete transactions without financing. During the six months ended June 30, 2009, we completed two domestic investments totaling $266.6 million, including a $233.7 million transaction with The New York Times Company. We own a 55% interest in this investment, which we consolidate.
CPA®:17 — Global 6/30/2009 10-Q — 18

In July 2009, we completed our first international investment of 2009 (see Subsequent Events below). We currently expect international transactions to comprise a significant portion of our investments, although the percentage of international investments in any given period may vary.
Financing Conditions
Real estate financing markets deteriorated significantly during 2008. Current market conditions have continued to make it relatively more difficult for us to finance investments, both domestically and internationally. In addition, financing for larger transactions and for certain property types generally remains unavailable.
While the investments we completed during the six months ended June 30, 2009 were completed without financing, we are actively seeking financing for these investments. In July 2009, we obtained non-recourse mortgage financing of $23.4 million, inclusive of noncontrolling interest of $9.4 million, on an investment that we completed in 2008, and a venture in which we and an affiliate own 49% and 51% interests, respectively, also completed a $93.6 million sale-leaseback transaction in Hungary that was funded in part by non-recourse mortgage financing of $49.5 million (see Subsequent Events below). Our property level debt is non-recourse, which means that if we default on a mortgage loan obligation, our exposure is generally limited to our equity invested in that property.
Corporate Defaults
We expect that many of our tenants will continue to experience financial stress until general economic conditions improve. We expect these conditions to continue in the near term and cannot predict when they will recover. Tenants in financial distress may become delinquent on their rent and/or default on their leases and, if they file for bankruptcy protection, may reject our lease in bankruptcy court, all of which may require us to incur impairment charges. Even where a default has not occurred and a tenant is continuing to make the required lease payments, the tenant’s credit profile may deteriorate, which could affect the value of the leased asset and could in turn require us to incur impairment charges.
We have experienced some corporate defaults in 2009, and we anticipate that there may be additional corporate defaults at least during the remainder of 2009. Wagon Automotive GmbH filed for bankruptcy in Germany in December 2008, terminating its lease in the bankruptcy proceedings effective May 2009, but as of the date of this Report was paying rent to us, albeit at a significantly reduced rate. Wagon Automotive Nagold GmbH has not filed for bankruptcy, and while it ceased making rent payments in May and June 2009, as of the date of this Report it has resumed paying rent to us substantially in accordance with the terms stated in its lease. Wagon Automotive GmbH and Wagon Automotive Nagold GmbH collectively contributed $1.0 million and $2.1 million of our lease revenue for the three and six months ended June 30, 2009, respectively, both of which are inclusive of amounts attributable to the holder of a 33% noncontrolling interest in the properties.
To mitigate these risks, we seek to invest in assets that are critically important to a tenant’s operations and attempt to diversify our portfolio by tenant and tenant industry. We also monitor tenant performance through review of rent delinquencies as a precursor to a potential default, meetings with management and review of financial statements and compliance with any financial covenants. When necessary, our asset management process includes restructuring transactions to meet the evolving needs of tenants, re-leasing properties, refinancing debt, and selling properties, where possible, as well as protecting our rights when tenants default or enter into bankruptcy.
Fundraising
We began fundraising in December 2007. Fundraising trends are very difficult to predict, particularly in the current economic environment. Although industry fundraising has generally been trending downward in the first half of 2009, we have experienced increases in our month over month fundraising results so far in 2009. We raised more than $100.0 million in the second quarter of 2009, which represents a $29.0 million increase over the first quarter of 2009. Since inception, we have raised more than $550.0 million through July 31, 2009. We have made a concerted effort to broaden our distribution channels and are beginning to see a greater portion of our fundraising come from multiple channels as a result of these efforts. We expect these trends to continue for the remainder of 2009.
Commercial Mortgage-Backed Securities
We acquired several CMBS investments in the second quarter of 2008 for an aggregate cost of $20.0 million, representing a $13.3 million discount to their face value at the time of acquisition. These investments have final expected payout dates ranging from 2017 to 2020. We have designated these investments as held to maturity securities and carry them at amortized cost as we have both the intent and ability to hold these securities to maturity. The current credit crisis and heightened turmoil in the financial markets have resulted in a severe lack of liquidity for these types of investments. The estimated fair value of our CMBS investments was $4.1 million as of June 30, 2009. Until these markets recover, we expect that values for CMBS investments will remain subject to continued volatility.
CPA®:17 — Global 6/30/2009 10-Q — 19

We actively monitor the performance of the underlying properties and loans in our CMBS investments and update our pricing model to reflect changes in projected cash flows. Although the estimated fair value of our CMBS investments has decreased significantly, we have not recorded an impairment charge on these investments as of June 30, 2009 because we have not experienced any significant changes in the predicted cash flows for these investments in either the timing or amount of payments to be made under such investments. If we were to experience significant deterioration in the predicted cash flows for these investments, we may be required to write down the carrying value of these investments to their estimated fair value.
Other Factors
Our leases generally have rent adjustments based on formulas indexed to changes in the CPI or other similar indices for the jurisdiction in which the property is located. Because these rent adjustments may be calculated based on changes in the CPI over a multi-year period, changes in inflation rates can have a delayed impact on our results of operations. Current fluctuations in inflation rates in the U.S. and the Euro zone will impact rent increases in our portfolio in coming years.
We have foreign investments and as a result are subject to risk from the effects of exchange rate movements. Our results of foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to foreign currencies. Investments denominated in the Euro accounted for approximately 16% of our annualized lease revenues for the six month period ended June 30, 2009.
Results of Operations
We are a recently formed company and have a limited operating history. The results of operations presented below for the three and six months ended June 30, 2009 are not expected to be representative of future results because we anticipate that our asset base will increase substantially as we continue to raise capital and invest the proceeds of our initial public offering. We entered into our first consolidated investment in June 2008 and recorded minimal property-related revenues and expenses during the three and six months ended June 30, 2008. As our asset base increases, we expect that property-related revenues and expenses, as well as general and administrative expenses and other revenues and expenses, will increase.
We are dependent upon proceeds received from the offering to conduct our proposed activities. The capital required to make investments will be obtained from the offering and from any mortgage indebtedness that we may incur in connection with our investment activity.
Management’s evaluation of the sources of lease revenues is as follows (in thousands):

	Six months ended June 30,
	2009	2008
Rental income	$8,733	$12
Interest income from direct financing leases	12,204	—

	$20,937	$12

CPA®:17 — Global 6/30/2009 10-Q — 20

During the six months ended June 30, 2009, we earned net lease revenues (i.e., rental income and interest income from direct financing leases) from our direct ownership of real estate from the following lease obligations (in thousands):

Six months ended
Lessee	June 30, 2009
The New York Times Company (a) (b)	$8,401
LifeTime Fitness, Inc.	3,407
Frontier Spinning Mills, Inc. (b)	2,230
Wagon Automotive Nagold GmbH and Wagon Automotive GmbH (b) (c) (d)	2,067
Actebis Peacock GmbH (b)(c)	1,981
Laureate Education, Inc.	1,445
Sabre Communications Corporation and Cellxion, LLC	1,290
Flexmag Industries, Inc. (e)	116

$20,937

(a)	We entered into this investment during 2009.

(b)	These revenues are generated in consolidated ventures with affiliates and include lease revenues applicable to noncontrolling interests totaling $5.9 million for the six months ended June 30, 2009.

(c)	Amounts are subject to fluctuations in foreign currency exchange rates.

(d)	Wagon Automotive GmbH filed for bankruptcy in Germany in December 2008 and terminated its lease in bankruptcy proceedings effective May 2009, but as of the date of this Report was paying rent to us, albeit at a significantly reduced rate. Wagon Automotive Nagold GmbH has not filed for bankruptcy, and while it ceased making rent payments in May and June 2009, as of the date of this Report it has resumed paying rent substantially in accordance with the terms stated in its lease (Note 10).

(e)	We earned de minimis lease revenue from this investment during the six months ended June 30, 2008.
Lease Revenues
Our net leases generally have rent adjustments based on formulas indexed to changes in the CPI or other similar indices for the jurisdiction in which the property is located, sales overrides or other periodic increases, which are designed to increase lease revenues in the future. We own international investments and, therefore, lease revenues from these investments are subject to fluctuations in exchange rate movements in foreign currencies.
For the three and six months ended June 30, 2009, we recognized lease revenues of $12.9 million and $20.9 million, respectively, as a result of our investment activity during 2008 and 2009, including lease revenues earned from The New York Times transaction of $6.6 million and $8.4 million for these periods, respectively.
Interest Income from Commercial Mortgage-Backed Securities
For the three and six months ended June 30, 2009 as compared to the same periods in 2008, interest income from CMBS investments increased by $0.4 million and $1.0 million, respectively. The increase reflects the full year impact of these investments, which we entered into during the second quarter of 2008.
Depreciation and Amortization
For the three and six months ended June 30, 2009 we incurred depreciation and amortization expense of $1.2 million and $2.3 million, respectively, related to investments we entered into during 2008 and 2009.
Property Expenses
For the three and six months ended June 30, 2009, property expenses were $1.5 million and $2.9 million, respectively, consisting of uncollected rent expense of $0.8 million and $1.7 million, respectively, and $0.6 million and $1.1 million, respectively, in asset management fees payable to the advisor in connection with our investment activity. Uncollected rent expense relates to amounts due to us from two German tenants, Wagon Automotive GmbH and Wagon Automotive Nagold GmbH (see Note (d) to lease revenue table above).
General and Administrative Expense
For the three months ended June 30, 2009 as compared to the same period in 2008, general and administrative expense increased by $0.2 million, primarily due to an increase of $0.1 million in professional fees and the recognition of our share of personnel expenses allocated by the advisor, which totaled $0.1 million for the current year period. Personnel expenses are allocated among us and our affiliates according to a formula based on gross revenues.
CPA®:17 — Global 6/30/2009 10-Q — 21

For the six months ended June 30, 2009 as compared to the same period in 2008, general and administrative expense increased by $1.2 million, primarily due to increases in business development expenses of $0.6 million; professional fees of $0.3 million and personnel expenses allocated by the advisor of $0.1 million. Business development costs reflect costs incurred in connection with potential investments that ultimately were not consummated. We expect that we may continue to incur significant costs in connection with unconsummated investments, particularly in the current uncertain economic environment.
Other Interest Income
For both the three and six months ended June 30, 2009 as compared to the same periods in 2008, other interest income decreased by $0.4 million, primarily due to lower rates of return earned on our cash balances, reflecting current market conditions.
Income from Equity Investment in Real Estate
Income from equity investment in real estate represents our proportionate share of net income (revenue less expenses) from an investment entered into with an affiliate in which we have a noncontrolling interest but exercise significant influence.
For the three and six months ended June 30, 2009 as compared to the same periods in 2008, income from our equity investment in real estate increased by $0.3 million and $0.7 million, respectively, primarily due to increasing our ownership interest in our only equity investment from 0.01% to 50% in May 2008. In addition, during the six months ended June 30, 2009, the venture recognized a gain on extinguishment of debt of $6.5 million in connection with the repayment of its existing $39.0 million non-recourse mortgage loan at a discount for $32.5 million. Our share of the gain on extinguishment of debt was $3.2 million; however, our share of the gain was reduced by $2.9 million due to an other-than-temporary impairment charge that we recognized to reduce the carrying value of our investment to the estimated fair value of the venture’s underlying properties.
Other Income and Expenses
Other income and expenses generally consists of gains and losses on foreign currency transactions and derivative instruments. We and certain of our foreign consolidated subsidiaries have intercompany debt that is not denominated in the entity’s functional currency. When the intercompany debt or accrued interest thereon is remeasured against the functional currency of the entity, a gain or loss may result. For intercompany debt that is long-term in nature, the gain or loss is recognized as a cumulative translation adjustment in other comprehensive income (loss). When intercompany debt that is short-term in nature or accrued interest on intercompany debt is remeasured, we recognize a gain or loss on foreign currency transactions in earnings. We also recognize gains or losses on foreign currency transactions when we repatriate cash from our foreign investments. In addition, we have embedded credit derivatives for which realized and unrealized gains and losses are included in earnings. The timing and amount of such gains and losses cannot always be estimated and are subject to fluctuation.
For the six months ended June 30, 2009, other income and expenses consisted primarily of realized losses on foreign currency transactions of $1.6 million due to changes in foreign currency exchange rates on deposits that had been held for new investments but that were released to us because the transactions were not consummated.
Interest Expense
For the three and six months ended June 30, 2009, we incurred interest expense of $2.0 million and $4.1 million, respectively, in connection with non-recourse mortgage financing obtained on our investments acquired during 2008.
Provision for Income Taxes
For the three and six months ended June 30, 2009, we recognized a provision for income taxes of $0.3 million and $0.5 million, respectively, substantially all of which is related to our investments in Germany.
Net Income Attributable to Noncontrolling Interests
We consolidate investments in which we are deemed to have a controlling interest. Noncontrolling interests in income represents the proportionate share of net income (revenue less expenses) from such investments that is attributable to the noncontrolling interests.
For the three and six months ended June 30, 2009, net income attributable to noncontrolling interests totaled $3.7 million and $4.9 million, respectively, as a result of our involvement in four investments with affiliates where we have controlling interests, including The New York Times Company transaction.
Net Income Attributable to CPA®:17 — Global Shareholders
For the three and six months ended June 30, 2009 as compared to the same periods in 2008, the resulting net income attributable to CPA®:17 — Global shareholders increased by $4.4 million and $4.7 million, respectively.
CPA®:17 — Global 6/30/2009 10-Q — 22

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
Although our cash flows may fluctuate period to period, we believe our net leases and other real estate related assets will generate sufficient cash from operations and from equity distributions in excess of equity income in real estate to meet our short-term and long-term liquidity needs. However, as we continue to raise capital, it may be necessary to use cash raised in our initial public offering to fund our operating activities (see Financing Activities below). Our sources and uses of cash during the period are described below.
Operating Activities
We generated cash flow from operations of $14.2 million for the six months ended June 30, 2009, primarily due to our investment activity beginning in the second quarter of 2008. For 2009, the advisor elected to receive its asset management fees in restricted shares of our common stock, and as a result, we paid asset management fees of $1.1 million during the six months ended June 30, 2009 through the issuance of restricted stock rather than in cash.
Investing Activities
Our investing activities are generally comprised of real estate related transactions (purchases and sales), payment of deferred acquisition fees to the advisor and capitalized property-related costs. During the six months ended June 30, 2009, we used $246.9 million to enter into The New York Times Company investment and to fund construction costs at a build-to-suit project that we entered into in February 2009. We placed $107.4 million into escrow to fund potential investments, of which $75.9 million was released when one of these investments was not consummated. Payments of deferred acquisition fees to the advisor totaled $1.3 million for the current year period.
Financing Activities
Our financing activities for the six months ended June 30, 2009 primarily consisted of the receipt of contributions of $103.4 million from noncontrolling interests in connection with The New York Times Company investment and net proceeds of our initial public offering totaling $158.9 million. We also placed mortgage financing deposits of $2.3 million with lenders in connection with seeking non-recourse mortgage financing for investments we completed during 2008 and 2009 and made scheduled mortgage principal payments totaling $1.1 million. We also made distributions to shareholders and noncontrolling interests of $10.5 million and $4.3 million, respectively.
Our objectives are to generate sufficient cash flow over time to provide shareholders with increasing distributions and to seek investments with potential for capital appreciation throughout varying economic cycles. During the initial phase of our operations, we may, depending on the amount and timing of receipt of cash flow from operations and the dates distributions are made, fund a significant portion of our distributions from the proceeds of the offering. In determining our distribution policy during the periods we are raising funds and investing capital, we place primary emphasis on projections of cash flow from operations, together with equity distributions in excess of equity income in real estate, from our investments, rather than on historical results of operations (though these and other factors may be a part of our consideration). In setting a distribution rate, we thus focus primarily on expected returns from those investments we have already made, as well as our anticipated rate of future investment, to assess the sustainability of a particular distribution rate over time. Because of significant initial costs incurred during fundraising and commencement of operations as well as lower rates of return on our temporarily invested cash than our expected long-term investment returns, distributions during the initial periods of our operations may exceed cash flow from operations plus equity distributions in excess of equity income in real estate, and may therefore be paid in whole or in part out of equity raised in the offering. However, we expect that as the proceeds of our offering are invested, an increasing proportion of our distributions will come from cash flow from operations plus equity distributions in excess of equity income in real estate. During the six months ended June 30, 2009, our cash flow from operations was $14.2 million and cash distributions were $10.5 million.
Liquidity would be affected adversely by unanticipated costs and greater-than-anticipated operating expenses. To the extent that our cash reserves are insufficient to satisfy our cash requirements, additional funds may be provided from cash generated from operations or through short-term borrowings. In addition, we may incur indebtedness in connection with the acquisition of any property, refinancing the debt thereon, arranging for the leveraging of any previously unfinanced property, or reinvesting the proceeds of financings or refinancings in additional properties. As of June 30, 2009, our non-recourse debt totaled $132.3 million and bore interest at a weighted average fixed annual interest rate of 6.9%. We had no variable rate debt at June 30, 2009.
CPA®:17 — Global 6/30/2009 10-Q — 23

Cash Resources
As of June 30, 2009, our cash resources consisted of cash and cash equivalents of $136.2 million. We had unleveraged properties that had an aggregate carrying value of $210.3 million although, given the current economic environment, there can be no assurance that we would be able to obtain financing for these properties. As described above, as of July 31, 2009, we have raised more than $550.0 million from our public offering.
Wagon Automotive GmbH, which filed for bankruptcy in Germany in December 2008, terminated its lease in bankruptcy proceedings effective May 2009 but as of the date of this Report was paying rent to us, albeit at a significantly reduced rate. Wagon Automotive Nagold GmbH has not filed for bankruptcy, and while it ceased making rent payments in May and June 2009, as of the date of this Report it has resumed paying rent to us substantially in accordance with the terms stated in its lease (Note 10). Wagon Automotive GmbH and Wagon Automotive Nagold GmbH each accounted for approximately 5% of our lease revenue for the six months ended June 30, 2009. If additional tenants encounter financial difficulties as a result of the current economic environment, our cash flows could be negatively impacted.
Cash Requirements
During the next twelve months, we expect that cash requirements will include making scheduled mortgage principal payments, paying distributions to shareholders and partners who hold noncontrolling interests in entities we control, reimbursing the advisor for costs incurred on our behalf and paying normal recurring operating expenses, such as fees to the advisor for services performed and rent. We expect to continue to use funds raised from our public offering to invest in new properties.
Off-Balance Sheet Arrangements and Contractual Obligations
The table below summarizes our off-balance sheet arrangements and contractual obligations as of June 30, 2009 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 years
Non-recourse debt — principal	$132,259	$2,668	$5,459	$6,098	$118,034
Deferred acquisition fees	5,554	2,777	2,777	—	—
Interest on borrowings and deferred acquisition fees	80,800	9,780	17,797	16,516	36,707
Due to the advisor (a)	221	221	—	—	—
Build-to-suit commitments (b)	15,135	15,135	—	—	—
Operating and other lease commitments (c)	507	66	137	142	162

	$234,476	$30,647	$26,170	$22,756	$154,903

(a)	Represents organization and offering costs payable to the advisor and its subsidiaries in connection with the offering of our securities.

(b)	Represents remaining build-to-suit commitment for a domestic project. Estimated total construction costs for the project are currently projected to be $31.0 million, of which $15.9 million was funded as of June 30, 2009.

(c)	Operating and other lease commitments consist of our share of future minimum rents payable under an office cost-sharing agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities. Amounts under the cost-sharing agreement are allocated among the entities based on gross revenues and are adjusted quarterly. We anticipate that our share of future minimum lease payments will increase significantly as we continue to invest the proceeds of our offering.
CPA®:17 — Global 6/30/2009 10-Q — 24

Amounts in the table above related to our foreign operations are based on the exchange rate of the local currencies as of June 30, 2009. As of June 30, 2009, we had no material capital lease obligations for which we are the lessee, either individually or in the aggregate.
We and an affiliate each have 50% interests in an unconsolidated joint venture that owns certain domestic properties. At June 30, 2009, the venture had total assets of $86.3 million and total third party debt of $29.0 million. The debt matures in February 2012 and provides for two one-year extensions.
Subsequent Events
In July 2009, a venture in which we and an affiliate own 49% and 51% interests, respectively, entered into an investment in Hungary at a total cost of approximately $93.6 million. In connection with this investment, the venture obtained non-recourse mortgage financing of $49.5 million.
In July 2009, we obtained non-recourse mortgage financing of $23.4 million, inclusive of $9.4 million attributable to a noncontrolling interest on a domestic investment that we entered into in December 2008.
In July 2009, our board of directors approved the renewal of our advisory agreement with the advisor for the term beginning on October 1, 2009 and ending on September 30, 2010.
CPA®:17 — Global 6/30/2009 10-Q — 25

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market Risks
Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates and equity prices. The primary risks to which we are exposed are interest rate risk and foreign currency exchange risk. We are also exposed to market risk as a result of concentrations in certain tenant industries, as we have a limited number of investments. We intend to regularly monitor our portfolio to assess potential concentrations of market risk as we make additional investments. As we invest the proceeds of our initial public offering, we will seek to ensure that our portfolio is reasonably well diversified and does not contain any unusual concentration of market risks.
We do not generally use derivative financial instruments to manage foreign currency exchange risk exposure and do not use derivative instruments to hedge credit/market risks or for speculative purposes. We account for our derivative instruments in accordance with SFAS 133.
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
We own CMBS that are fully collateralized by a portfolio of commercial mortgages or commercial mortgage-related securities to the extent consistent with the requirements for qualification as a REIT. CMBS are instruments that directly or indirectly represent a participation in, or are secured by and payable from, one or more mortgage loans secured by commercial real estate. In most cases, CMBS distribute principal and interest payments on the mortgages to investors. Interest rates on these instruments can be fixed or variable. Some classes of CMBS may be entitled to receive mortgage prepayments before other classes do. Therefore, the prepayment risk for a particular instrument may be different than for other CMBS. The value of our CMBS investments is also subject to fluctuation based on changes in interest rates, economic conditions and the creditworthiness of lessees at the mortgaged properties. At June 30, 2009, we estimate that the aggregate fair value of our CMBS investments was $4.1 million.
Although we have not experienced any credit losses on our CMBS investments, in the event of a significant rising interest rate environment and given the current economic crisis, loan defaults could occur and result in our recognition of credit losses, which could adversely affect our liquidity and operating results. Further, such defaults could have an adverse effect on the spreads between interest earning assets and interest bearing liabilities.
In connection with a German investment in August 2008, a venture in which we and an affiliate have 67% and 33% interests, respectively, and which we consolidate, obtained a participation right in an interest rate swap obtained by the lender of the non-recourse mortgage financing on the transaction. This participation right is deemed to be an embedded credit derivative. This derivative instrument had no value as of June 30, 2009.
We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed-rate basis. At June 30, 2009, all of our non-recourse debt bore interest at fixed rates that ranged from 6.2% to 7.5%. The estimated fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at June 30, 2009 (in thousands):

	2009	2010	2011	2012	2013	Thereafter	Total	Fair value
Fixed rate debt	$1,417	$2,555	$2,729	$2,909	$3,096	$119,553	$132,259	$121,984
A decrease or increase in interest rates of 1% would change the combined estimated fair value of our debt by an aggregate increase of $7.5 million or an aggregate decrease of $6.9 million, respectively.
CPA®:17 — Global 6/30/2009 10-Q — 26

Foreign Currency Exchange Rate Risk
We own international investments in the European Union, and as a result we are exposed to foreign currency exchange rate movements in the Euro. Although all of our foreign investments to date were conducted in the Euro, we are likely to conduct business in other currencies as we seek to invest funds from our offering internationally. We manage foreign currency exchange rate movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the same currency but are subject to such movements to the extent of the difference in the timing and amount of the rental obligation and the debt service. We will also face challenges with repatriating cash from our foreign investments. We may encounter instances where it is difficult to repatriate cash due to jurisdictional restrictions. We may also encounter instances where repatriating cash will result in current or future tax liabilities. We recognized realized foreign currency transaction losses of $1.6 million during the six months ended June 30, 2009. These losses are included in Other income and expenses in the consolidated financial statements and were primarily due to changes in the value of foreign currency on deposits held for new investments.
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
Our chief executive officer and acting chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of June 30, 2009 at a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
For the three months ended June 30, 2009, we issued 59,177 restricted shares of our common stock to the advisor as consideration for asset management and performance fees. These shares were issued at $10.00 per share, which represents our initial offering price. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(2) of the Securities Act of 1933, the shares issued were exempt from registration. In acquiring our shares, the advisor represented that such interests were being acquired by it for the purposes of investment and not with a view to the distribution thereof.
CPA®:17 — Global 6/30/2009 10-Q — 27

We intend to use the net proceeds of our offering to invest in a diversified portfolio of income-producing commercial properties and other real estate related assets. The following table sets forth the use of proceeds from our offering of common stock, which commenced in December 2007 pursuant to a registration statement (No. 333-140842) that was declared effective in November 2007, at June 30, 2009 (in thousands, except share amounts):

Shares registered	200,000,000
Aggregate price of offering amount registered	$2,000,000
Shares sold (a)	51,466,320
Aggregated offering price of amount sold	$514,238
Direct or indirect payments to directors, officers, general partners of the issuer or their associates; to persons owning ten percent or more of any class of equity securities of the issuer; and to affiliates of the issuer	(51,320)
Direct or indirect payments to others	(6,019)

Net offering proceeds to the issuer after deducting expenses	456,899
Purchases of real estate related assets	(299,651)

Temporary investments in cash and cash equivalents	$157,248

(a)	Excludes shares issued to affiliates, including our advisor, and excludes shares issued pursuant to our distribution reinvestment and stock purchase plan.
The following table provides information with respect to repurchases of our common stock during the three months ended June 30, 2009:
Issuer Purchases of Equity Securities

Maximum number (or
			Total number of shares	approximate dollar value)
			purchased as part of	of shares that may yet be
	Total number of	Average price	publicly announced	purchased under the
2009 Period	shares purchased (a)	paid per share	plans or programs (a)	plans or programs (a)
April	—	—	N/A	N/A
May	—	—	N/A	N/A
June	52,618	$9.30	N/A	N/A

Total	52,618

(a)	Represents shares of our common stock purchased under our redemption plan, pursuant to which we may elect to redeem shares at the request of our shareholders who have held their shares for at least one year from the date of their issuance, subject to certain conditions and limitations. The maximum amount of shares purchasable by us in any period depends on a number of factors and is at the discretion of our board of directors. The redemption plan will terminate if and when our shares are listed on a national securities market.
Item 4. Submission of Matters to a Vote of Security Holders
An annual meeting of shareholders was held on June 25, 2009, at which time a vote was taken to elect our directors through the solicitation of proxies. The following directors were elected to serve until the next annual meeting of shareholders:

Name of Director	Shares Voting For	Shares Withheld
Wm. Polk Carey	21,893,077	522,223
Gordon F. DuGan	21,937,635	477,665
Marshall E. Blume	21,900,547	514,753
Elizabeth P. Munson	21,925,397	489,903
Richard J. Pinola	21,916,097	499,203
James D. Price	21,897,465	517,835
CPA®:17 — Global 6/30/2009 10-Q — 28

Effective June 25, 2009, Richard J. Pinola resigned from our board of directors and all committees thereof of which he was a member. Mr. Pinola will remain an independent director of our affiliates, Corporate Property Associates 15 Incorporated and CPA®:16 — Global Incorporated and has also joined the board of directors of Corporate Property Associates 14 Incorporated as an independent director as of the same date.

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
CPA®:17 — Global 6/30/2009 10-Q — 29

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Corporate Property Associates 17 — Global Incorporated
Date 8/14/2009	By:	/s/ Mark J. DeCesaris
Mark J. DeCesaris
Managing Director and Acting Chief Financial Officer (Principal Financial Officer)

Date 8/14/2009	By:	/s/ Thomas J. Ridings, Jr.
Thomas J. Ridings, Jr.
Executive Director and Chief Accounting Officer (Principal Accounting Officer)

CPA®:17 — Global 6/30/2009 10-Q — 30

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002