Form 10-Q
period 2009-09-30
Corporate Property Associates 17 - Global INC
filed 2009-11-13
CIK 1390213

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☑
Registrant had 72,067,117 shares of common stock, $.001 par value, outstanding at November 9, 2009.

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
CPA®:17 — Global 9/30/2009 10-Q — 1

PART I
Item 1. Financial Statements
CORPORATE PROPERTY ASSOCIATES 17 — GLOBAL INCORPORATED
Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share amounts)

	September 30, 2009	December 31, 2008
Assets
Investments in real estate:
Real estate, at cost	$187,183	$168,981
Accumulated depreciation	(4,581)	(1,455)

Net investments in properties	182,602	167,526
Net investment in direct financing leases	303,824	83,924
Real estate under construction	44,894	—
Equity investments in real estate	44,231	21,864

Net investments in real estate	575,551	273,314
Cash and cash equivalents	300,003	161,569
Commercial mortgage-backed securities	20,782	20,309
Intangible assets, net	17,860	18,291
Deferred offering costs and other assets	24,578	5,589

Total assets	$938,774	$479,072

Liabilities and Equity
Liabilities:
Debt	$275,593	$133,633
Accounts payable, accrued expenses and other liabilities	4,837	4,170
Prepaid and deferred rental income	6,974	4,468
Due to affiliates	8,327	4,797
Distributions payable	9,322	4,507

Total liabilities	305,053	151,575

Commitments and contingencies
Equity:
CPA®:17 — Global shareholders’ equity:
Preferred stock, $0.001 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; 65,414,499 and 34,625,497 shares issued, respectively	65	35
Additional paid-in capital	586,395	310,732
Distributions in excess of accumulated earnings	(24,449)	(11,056)
Accumulated other comprehensive loss	(517)	(2,288)

	561,494	297,423
Less, treasury stock at cost, 144,070 shares at September 30, 2009	(1,340)	—

Total CPA®:17 — Global shareholders’ equity	560,154	297,423
Noncontrolling interests	73,567	30,074

Total equity	633,721	327,497

Total liabilities and equity	$938,774	$479,072

See Notes to Consolidated Financial Statements.
CPA®:17 — Global 9/30/2009 10-Q — 2

CORPORATE PROPERTY ASSOCIATES 17 — GLOBAL INCORPORATED
Consolidated Statements of Income (Unaudited)
(in thousands, except share and per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues
Rental income	$4,452	$2,307	$13,185	$2,319
Interest income from direct financing leases	8,311	608	20,515	608
Interest income from commercial mortgage-backed securities	690	675	2,046	985

	13,453	3,590	35,746	3,912

Expenses
Depreciation and amortization	(1,374)	(727)	(3,640)	(733)
Property expenses	425	(280)	(2,472)	(341)
General and administrative	(518)	(585)	(2,581)	(1,495)

	(1,467)	(1,592)	(8,693)	(2,569)

Other Income and Expenses
Other interest income	43	426	212	1,044
Income from equity investments in real estate	399	142	1,122	194
Other income and (expenses)	(782)	(439)	(2,399)	(439)
Interest expense	(2,974)	(1,322)	(7,107)	(1,331)

	(3,314)	(1,193)	(8,172)	(532)

Income before income taxes	8,672	805	18,881	811
Provision for income taxes	(257)	(83)	(777)	(83)

Net Income	8,415	722	18,104	728

Less: Net income attributable to noncontrolling interests	(3,864)	(115)	(8,811)	(115)

Net Income Attributable to CPA®:17 — Global Shareholders	$4,551	$607	$9,293	$613

Earnings Per Share
Net income attributable to CPA®:17 — Global shareholders	$0.08	$0.03	$0.19	$0.05

Weighted Average Shares Outstanding	58,804,027	22,590,990	48,082,751	12,545,395

Distributions Declared Per Share	$0.1587	$0.1390	$0.4724	$0.4140

See Notes to Consolidated Financial Statements.
CPA®:17 — Global 9/30/2009 10-Q —3

CORPORATE PROPERTY ASSOCIATES 17 — GLOBAL INCORPORATED
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Net Income	$8,415	$722	$18,104	$728
Other Comprehensive Income:
Foreign currency translation adjustment	2,305	(2,485)	2,599	(2,481)
Change in unrealized loss on derivative instrument	(701)	—	(673)	—

	1,604	(2,485)	1,926	(2,481)

Comprehensive income (loss)	10,019	(1,763)	20,030	(1,753)

Amounts Attributable to Noncontrolling Interests:
Net income	(3,864)	(115)	(8,811)	(115)
Foreign currency translation adjustment	(512)	737	(470)	737
Change in unrealized loss on derivative instruments	315	—	315	—

Comprehensive (income) loss attributable to noncontrolling interests	(4,061)	622	(8,966)	622

Comprehensive Income (Loss) Attributable to CPA®:17 — Global Shareholders	$5,958	$(1,141)	$11,064	$(1,131)

See Notes to Consolidated Financial Statements.
CPA®:17 — Global 9/30/2009 10-Q — 4

CORPORATE PROPERTY ASSOCIATES 17 — GLOBAL INCORPORATED
Consolidated Statements of Equity (Unaudited)
For the nine months ended September 30, 2009 and the year ended December 31, 2008
(in thousands, except share amounts)

	CPA®:17 — Global Shareholders
				Distributions	Accumulated		Total
			Additional	in Excess of	Other		CPA®:17 —
		Common	Paid-In	Accumulated	Comprehensive	Treasury	Global	Noncontrolling
	Shares	Stock	Capital	Earnings	(Loss) Income	Stock	Shareholders	Interests	Total
Balance at January 1, 2008	22,222	$—	$200	$(106)	$—	$—	$94	$—	$94
Shares issued, net of offering costs	34,544,270	35	309,942	—	—	—	309,977	—	309,977
Shares issued to affiliates	59,005	—	590	—	—	—	590		590
Contributions	—	—	—	—	—	—	—	31,527	31,527
Distributions declared	—	—	—	(9,703)	—	—	(9,703)	(23)	(9,726)
Net loss	—	—	—	(1,247)	—	—	(1,247)	(403)	(1,650)
Other comprehensive loss:
Foreign currency translation adjustment	—	—	—	—	(2,288)	—	(2,288)	(1,027)	(3,315)

Balance at December 31, 2008	34,625,497	35	310,732	(11,056)	(2,288)	—	297,423	30,074	327,497

Shares issued, net of offering costs	30,598,550	30	273,733	—	—	—	273,763	—	273,763
Shares issued to affiliates	190,452	—	1,930	—	—	—	1,930	—	1,930
Contributions	—	—	—	—	—	—	—	103,363	103,363
Distributions declared	—	—	—	(22,686)	—	—	(22,686)	(68,836)	(91,522)
Net income	—	—	—	9,293	—	—	9,293	8,811	18,104
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	2,129	—	2,129	470	2,599
Change in unrealized loss on derivative instrument	—	—	—	—	(358)	—	(358)	(315)	(673)
Repurchase of shares	(144,070)	—	—	—	—	(1,340)	(1,340)	—	(1,340)

Balance at September 30, 2009	65,270,429	$65	$586,395	$(24,449)	$(517)	$(1,340)	$560,154	$73,567	$633,721

See Notes to Consolidated Financial Statements.
CPA®:17 — Global 9/30/2009 10-Q — 5

CORPORATE PROPERTY ASSOCIATES 17 — GLOBAL INCORPORATED
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine months ended September 30,
	2009	2008
Cash Flows — Operating Activities
Net income	$18,104	$728
Adjustments to net income:
Depreciation and amortization, including intangible assets	3,467	733
Straight-line rent adjustments and amortization of rent-related intangibles	(2,341)	(66)
Income from equity investment in real estate in excess of distributions received	299	(194)
Issuance of shares to affiliate in satisfaction of fees due	1,930	216
Amortization of discount on commercial mortgage-backed securities	(489)	(201)
Realized loss on foreign currency transactions	2,502	253
Unrealized loss on derivative instrument	—	186
Increase in accounts receivable and prepaid expenses	(3,747)	(279)
Increase in accounts payable and accrued expenses	983	1,549
Increase in prepaid and deferred rental income	1,260	1,990
Increase (decrease) in due to affiliates	206	(2,679)
Change in other operating assets and liabilities, net	559	(286)

Net cash provided by operating activities	22,733	1,950

Cash Flows — Investing Activities
Distributions from equity investments in real estate in excess of equity income	1,936	—
Acquisitions of real estate and direct financing lease (a)	(274,049)	(235,362)
Contributions to equity investments in real estate (a)	(22,798)	(22,784)
Value added taxes recoverable on purchases of real estate	(2,618)	—
Purchase of marketable securities	—	(19,965)
Funds for future investments and construction placed in escrow	(85,022)	—
Funds for future investments released from escrow	75,934	—
Payment of deferred acquisition fees to an affiliate	(1,446)	(290)

Net cash used in investing activities	(308,063)	(278,401)

Cash Flows — Financing Activities
Distributions paid	(17,871)	(2,055)
Contributions from noncontrolling interests	103,363	16,204
Distributions to noncontrolling interests	(68,836)	—
Proceeds from mortgage notes payable	143,150	139,685
Scheduled payments of mortgage principal	(3,192)	(59)
Payment of mortgage deposits, net of deposits refunded	(3,892)	—
Proceeds from issuance of shares, net of offering costs	273,763	248,676
Purchase of treasury stock	(1,340)	—

Net cash provided by financing activities	425,145	402,451

Change in Cash and Cash Equivalents During the Period
Effect of exchange rate changes on cash	(1,381)	(358)

Net increase in cash and cash equivalents	138,434	125,642
Cash and cash equivalents, beginning of period	161,569	183

Cash and cash equivalents, end of period	$300,003	$125,825

Noncash investing and financing activitites:

(a)	The cost basis of real estate investments acquired during the nine months ended September 30, 2009 and 2008, including equity investments in real estate, also includes deferred acquisition fees payable of $4.7 million and $4.6 million, respectively.
See Notes to Consolidated Financial Statements.
CPA®:17 — Global 9/30/2009 10-Q — 6

CORPORATE PROPERTY ASSOCIATES 17 — GLOBAL INCORPORATED
Notes to Consolidated Financial Statements (Unaudited)
Note 1. Organization and Offering
Organization
Corporate Property Associates 17 — Global Incorporated (together with its consolidated subsidiaries, “we”, “us” or “our”) is a publicly owned, non-actively traded real estate investment trust (“REIT”) that invests primarily in commercial properties leased to companies domestically and internationally. As a REIT, we are not subject to United States (“U.S.”) federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions and other factors. We earn revenue principally by leasing the properties we own to single corporate tenants, on a triple-net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, contractual rent increases, tenant defaults and sales of properties. As of September 30, 2009, our portfolio was comprised of our full or partial ownership interests in 23 fully occupied properties, substantially all of which were triple-net leased to 12 tenants, and totaled approximately 5 million square feet (on a pro rata basis). We were formed in 2007 and conduct substantially all of our investment activities and own all of our assets through our operating partnership, CPA:17 Limited Partnership. We are a general partner and a limited partner and anticipate that we will own a 99.985% capital interest in the operating partnership. W. P. Carey Holdings, LLC (“Carey Holdings”), a subsidiary of W. P. Carey & Co. LLC (“WPC”), holds a special general partner interest in the operating partnership. We refer to WPC, together with certain of its subsidiaries and Carey Holdings, as the “advisor.”
On February 20, 2007, WPC purchased 22,222 shares of our common stock for $0.2 million and was admitted as our initial shareholder. WPC purchased its shares at $9.00 per share, net of commissions and fees, which would have otherwise been payable to Carey Financial, LLC (“Carey Financial”), our sales agent and a subsidiary of WPC. In addition, in July 2008, we received a capital contribution from the advisor of $0.3 million.
Public Offering
In November 2007, our registration statement on Form S-11 (File No. 333-140842), covering an initial public offering of up to 200,000,000 shares of common stock at $10.00 per share, was declared effective by the SEC under the Securities Act of 1933, as amended. The registration statement also covers the offering of up to 50,000,000 shares of common stock at $9.50 pursuant to our distribution reinvestment and stock purchase plan. Our initial public offering is being offered on a “best efforts” basis by Carey Financial and selected other dealers. We commenced our initial public offering in late December 2007. Since inception through October 31, 2009, we have raised a total of more than $685.0 million.
We intend to use the net proceeds of the offering to acquire, own and manage a portfolio of commercial properties leased to a diversified group of companies primarily on a single tenant net lease basis.
Note 2. Basis of Presentation
Our interim consolidated financial statements have been prepared, without audit, in accordance with the instructions to Form 10-Q and therefore do not necessarily include all information and footnotes necessary for a fair statement of our consolidated financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
In the opinion of management, the unaudited financial information for the interim periods presented in this Report reflects all normal and recurring adjustments necessary for a fair statement of results of operations, financial position and cash flows. Our interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2008, which are included in our 2008 Form 10-K and related Form 8-Ks, as certain disclosures that would substantially duplicate those contained in the audited consolidated financial statements have not been included in this Report. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in our consolidated financial statements and the accompanying notes. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to conform to the current year presentation. The consolidated financial statements included in this Report have been retrospectively adjusted to reflect the adoption of certain new accounting pronouncements during the nine months ended September 30, 2009.
CPA®:17 — Global 9/30/2009 10-Q — 7

Notes to Consolidated Financial Statements
Basis of Consolidation
The consolidated financial statements include all of our accounts and those of our majority-owned and/or controlled subsidiaries. The portion of equity in a subsidiary that is not attributable, directly or indirectly, to us is presented as noncontrolling interests. All significant intercompany accounts and transactions have been eliminated. Under current authoritative accounting guidance, we have determined that we are the primary beneficiary of our operating partnership, which is deemed to be a variable interest entity (“VIE”) and which we consolidate.
Information about International Geographic Areas
As of September 30, 2009, our international investments were comprised of investments in the European Union. Revenues from these investments totaled $1.9 million and $6.1 million for the three and nine months ended September 30, 2009, respectively, and $1.8 million for both the three and nine months ended September 30, 2008. Our net investments in real estate for these investments totaled $141.8 million and $98.4 million as of September 30, 2009 and December 31, 2008, respectively.
Future Accounting Requirements
In June 2009, the FASB issued amended guidance related to the consolidation of VIEs. These amendments require an enterprise to qualitatively assess the determination of the primary beneficiary of a VIE based on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE, and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The amendments change the consideration of kick-out rights in determining if an entity is a VIE, which may cause certain additional entities to now be considered VIEs. Additionally, they require an ongoing reconsideration of the primary beneficiary and provide a framework for the events that trigger a reassessment of whether an entity is a VIE. This guidance will be effective for us beginning January 1, 2010. We are currently in the process of evaluating the impact that the adoption of this guidance will have on our financial position and results of operations.
Note 3. Agreements and Transactions with Related Parties
We have an advisory agreement with the advisor whereby the advisor performs certain services for us for a fee. Under the terms of this agreement, which was amended and renewed effective October 1, 2009, the advisor structures and negotiates the purchase and sale of investments and debt placement transactions for us, for which we pay the advisor structuring and subordinated disposition fees, and manages our day-to-day operations, for which we pay the advisor asset management fees and certain cash distributions. In addition, we reimburse the advisor for organization and offering costs incurred in connection with our offering and for certain administrative duties performed on our behalf. We also have certain agreements with joint ventures. These transactions are described below.
Transaction Fees
Under the terms of the advisory agreement, we pay the advisor acquisition fees for structuring and negotiating investments and related mortgage financing on our behalf, a portion of which is payable upon acquisition of investments with the remainder subordinated to a preferred return. The preferred return is a non-compounded cumulative distribution return of 5% per annum (based initially on our invested capital). Acquisition fees payable to the advisor with respect to our long-term net lease investments may be up to an average of 4.5% of the total cost of those investments and are comprised of a current portion of 2.5%, typically paid when the property is purchased, and a deferred portion of 2%, typically paid over three years, once the preferred return criterion has been met. For certain types of non-long term net lease investments, initial acquisition fees may range from 0% to 1.75% of the equity invested plus the related acquisition fees, with no portion of the fee being deferred.
For the three and nine months ended September 30, 2009, we incurred current acquisition fees of $1.8 million and $5.8 million, respectively, and deferred acquisition fees of $1.4 million and $4.7 million, respectively. For the three and nine months ended September 30, 2008, we incurred current acquisition fees of $5.0 million and $5.3 million, respectively, and deferred acquisition fees of $4.0 million and $4.9 million, respectively. Included in deferred acquisition fees incurred for the nine months ended September 30, 2008 was our assumption of deferred acquisition fees payable totaling $0.9 million as a result of increasing our interest in an existing venture (Note 6). We made payments of deferred acquisition fees to the advisor totaling $1.4 million and $0.3 million during the nine months ended September 30, 2009 and 2008, respectively. Unpaid installments of deferred acquisition fees totaling $6.8 million and $3.5 million at September 30, 2009 and December 31, 2008, respectively, are included in Due to affiliates in the consolidated financial statements.
The advisor may also receive subordinated disposition fees of up to 3% of the contract sales price of an investment for services provided in connection with the disposition; however, payment of such fees is subordinated to a preferred return. We have not incurred any subordinated disposition fees at September 30, 2009 as we have not disposed of any investments.
CPA®:17 — Global 9/30/2009 10-Q — 8

Notes to Consolidated Financial Statements
Asset Management Fee and Cash Distributions
We pay the advisor an annual asset management fee ranging from 0.5% of average market value for long-term net leases and certain other types of real estate investments to 1.75% of average equity value for certain types of securities. The asset management fee is payable in cash or restricted stock at the option of the advisor. If the advisor elects to receive all or a portion of its fees in restricted shares, the number of restricted shares issued is determined by dividing the dollar amount of fees by our most recently published estimated net asset value per share as approved by our board of directors. For 2009 and 2008, the advisor elected to receive its asset management fees in restricted shares of our common stock. We incurred asset management fees of $0.6 million and $1.7 million for the three and nine months ended September 30, 2009, respectively. Asset management fees were $0.3 million for both the three and nine months ended September 30, 2008. As of September 30, 2009, the advisor owned 267,238 restricted shares (less than 1%) of our common stock.
The advisor has a special general partner profits interest in our operating partership, which entitles the advisor to receive up to 10% of distributions of available cash of the operating partnership, depending on the type of investments we own. As a result, we made cash distributions of $0.6 million to the advisor during the nine months ended September 30, 2009. No such distributions were made during the three months ended September 30, 2009 or the three or nine months ended September 30, 2008.
Organization and Offering Expenses
We are liable for expenses incurred in connection with the offering of our securities. These expenses are deducted from the gross proceeds of our offering. Total organization and offering expenses, including underwriting compensation, will not exceed 15% of the gross proceeds of our offering. Under the terms of a sales agency agreement between Carey Financial and us, Carey Financial receives a selling commission of up to $0.65 per share sold, a selected dealer fee of up to $0.20 per share sold and a wholesaling fee of up to $0.15 per share sold. Carey Financial will re-allow all selling commissions to selected dealers participating in the offering and will re-allow up to the full selected dealer fee to the selected dealers. Under the terms of a selected investment advisor agreement among Carey Financial, a selected investment advisor, and us, Carey Financial also receives a wholesaling fee of up to $0.15 per share sold to clients of selected investment advisors. Carey Financial will use any retained portion of the selected dealer fee together with the selected dealer or investment advisor wholesaling fees to cover other underwriting costs incurred in connection with the offering. Total underwriting compensation paid in connection with our offering, including selling commissions, the selected dealer fee, the wholesaling fee and reimbursements made by Carey Financial to selected dealers and investment advisors, cannot exceed the limitations prescribed by the Financial Industry Regulatory Authority (“FINRA”). The limit on underwriting compensation is currently 10% of gross offering proceeds. We may also reimburse Carey Financial up to an additional 0.5% of offering proceeds for bona fide due diligence expenses. We reimburse the advisor or one of its affiliates for other organization and offering expenses (including, but not limited to, filing fees, legal, accounting, printing and escrow costs). The advisor has agreed to be responsible for the payment of organization and offering expenses (excluding selling commissions, selected dealer fees and wholesaling fees) that exceed 4% of the gross offering proceeds.
The total costs paid by the advisor and its affiliates in connection with the organization and offering of our securities were $7.3 million from inception through September 30, 2009, substantially all of which has been reimbursed. Unpaid costs are included in Due to affiliates in the consolidated financial statements. During the offering period, we accrue costs incurred in connection with the raising of capital as deferred offering costs. Upon receipt of offering proceeds and reimbursement to the advisor for costs incurred, we charge the deferred costs to shareholders’ equity. Such reimbursements will not exceed regulatory cost limitations as described above.
Other Expenses
We reimburse the advisor for various expenses it incurs in the course of providing services to us. We reimburse certain third-party expenses paid by the advisor on our behalf, including property-specific costs, professional fees, office expenses and business development expenses. In addition, we reimburse the advisor for the allocated costs of personnel and overhead in providing management of our day-to-day operations, including accounting services, shareholder services, corporate management, and property management and operations. We do not reimburse the advisor for the cost of personnel if these personnel provide services for transactions for which the advisor receives a transaction fee, such as acquisitions, dispositions and refinancings. For the three and nine months ended September 30, 2009, we incurred personnel reimbursements of $0.1 million and $0.2 million, respectively, which are included in General and administrative expenses in the consolidated financial statements. We did not reimburse any such amounts to the advisor during the three or nine months ended September 30, 2008.
Joint Ventures and Other Transactions with Affiliates
Together with certain affiliates, we participate in an entity that leases office space used for the administration of real estate entities. Under the terms of an agreement among the participants in this entity, rental, occupancy and leasehold improvement costs are allocated among the participants based on gross revenues and are adjusted quarterly. Our share of expenses incurred was less than $0.1 million for both the three and nine month periods ended September 30, 2009. No amounts were allocated to us during the three or nine month periods ended September 30, 2008 because we had minimal revenues. Based on gross revenues through September 30, 2009, our current share of future minimum lease payments under this agreement would be $0.1 million annually through 2016; however, we anticipate that our share of future annual minimum lease payments will increase significantly as we continue to invest the proceeds of our offering.
CPA®:17 — Global 9/30/2009 10-Q — 9

Notes to Consolidated Financial Statements
We own interests in entities ranging from 49% to 70%, with the remaining interests held by affiliates. We consolidate certain of these entities and account for the remainder under the equity method of accounting (Note 6).
In July 2008, the advisor made a $0.3 million capital contribution to us, which is included in Noncontrolling interest in the consolidated financial statements.
Note 4. Real Estate
Real Estate
Real estate, which consists of land and buildings leased to others, at cost, and accounted for as operating leases, is summarized as follows (in thousands):

	September 30, 2009	December 31, 2008
Land	$37,261	$36,817
Buildings	149,922	132,164
Less: Accumulated depreciation	(4,581)	(1,455)

	$182,602	$167,526

Acquisitions of Real Estate and Real Estate Under Construction
2009 — In January and September 2009, we entered into build-to-suit projects located in the United States and the United Kingdom, respectively, for a total cost of up to $60.4 million, based on estimated construction costs and the exchange rate of the British Pound Sterling at the date of acquisition. In connection with these investments, which were deemed to be real estate acquisitions under current authoritative accounting guidance, we capitalized acquisition-related costs and fees totaling $3.5 million. Costs incurred and capitalized on these projects through September 30, 2009 were $44.9 million and have been included as Real estate under construction in the consolidated balance sheet.
2008 — During the nine months ended September 30, 2008, we entered into six investments, four in the United States and two in Germany, at a total cost of $191.9 million, inclusive of amounts attributable to noncontrolling interests of $21.0 million. In connection with our German investments, we entered into commitments to purchase two tenant-funded expansion projects for a total cost of up to $21.5 million, based on estimated construction costs, inclusive of amounts attributable to noncontrolling interests of up to $6.8 million. These purchase commitments expire in August 2010 and July 2011; however, one of the tenants filed for bankruptcy in Germany, which relieved us of our obligation with respect to the funding of the expansion at that property. As of September 30, 2009, we had not incurred any costs in connection with these commitments. Amounts are based on the exchange rate of the Euro at the date of acquisition, as applicable.
Other
In connection with our acquisition of properties, we have recorded net lease intangibles of $16.7 million, which are being amortized over periods ranging from 16 years to 40 years. Amortization of below-market and above-market rent intangibles is recorded as an adjustment to lease revenues, while amortization of in-place lease and tenant relationship intangibles is included in Depreciation and amortization. Below-market rent intangibles are included in Prepaid and deferred rental income and security deposits in the consolidated financial statements. We acquired our first consolidated real estate investment in June 2008. Net amortization of intangibles, including the effect of foreign currency translation, was $0.2 million and $0.6 million for the three and nine months ended September 30, 2009, respectively, and $0.2 million for both the three months and nine months ended September 30, 2008.
In May 2009, our tenant Wagon Automotive GmbH terminated its lease with us in bankruptcy proceedings. As a result, we reclassified the related property from Net investment in direct financing leases to Net investments in properties. We entered into our investment in this property in 2008 at a cost of $16.7 million, inclusive of amounts attributable to noncontrolling interests of $5.6 million.
CPA®:17 — Global 9/30/2009 10-Q — 10

Notes to Consolidated Financial Statements
Note 5. Net Investment in Direct Financing Leases
Net investment in direct financing leases is summarized as follows (in thousands):

	September 30, 2009	December 31, 2008
Minimum lease payments receivable	$599,040	$148,636
Unguaranteed residual value	302,783	83,991

	901,823	232,627
Less: unearned income	(597,999)	(148,703)

	$303,824	$83,924

Scheduled future minimum rents, exclusive of renewals and expenses paid by tenants and future consumer price index (“CPI”) based increases, under all our non-cancelable direct financing leases are as follows (in thousands):

2009 (remainder)	$9,197
2010	31,511
2011	32,170
2012	32,543
2013	32,921
Thereafter through 2028	460,698
None of our leases have provisions for rent increases based on percentage rents.
Acquisitions of Net Investments in Direct Financing Leases
2009 — In March 2009, an entity in which we, our affiliate Corporate Property Associates 16 — Global Incorporated (“CPA®:16 — Global”) and our advisor hold 55%, 27.25% and 17.75% interests, respectively, completed a net lease financing transaction with respect to a leasehold condominium interest, encompassing approximately 750,000 rentable square feet, in the office headquarters of The New York Times Company for approximately $233.7 million, inclusive of amounts attributable to noncontrolling interest of $104.1 million and acquisition fees payable to the advisor. The lease has an initial term of 15 years and provides the tenant with one 10-year renewal option and two additional five-year renewal options. In the 10th year of the initial term of the lease The New York Times Company has an option to purchase the building for approximately $250.0 million. This purchase option, together with the other terms of the net lease and related transaction documents, allows the transaction to be accounted for as a financing lease for financial reporting purposes. In connection with this investment, which was deemed to be a real estate acquisition under current authoritative accounting guidance, we capitalized acquisition-related costs and fees totaling $8.7 million, inclusive of amounts attributable to noncontrolling interests of $2.9 million.
2008 — In August 2008, we entered into an investment in two German properties leased to Wagon Automotive GmbH and Wagon Automotive Nagold GmbH at a total cost of $47.5 million, inclusive of amounts attributable to noncontrolling interests totaling $15.8 million. In May 2009, a portion of this investment was reclassified as Net investment in properties as a result of Wagon Automotive GmbH’s termination of its lease with us in bankruptcy proceedings (Note 4).
Note 6. Equity Investments in Real Estate
We own interests in single-tenant net leased properties leased to corporations through noncontrolling interests in (i) partnerships and limited liability companies in which our ownership interests are 50% or less but over which we exercise significant influence, and (ii) tenants-in-common subject to common control. The underlying investments are generally owned with affiliates that have similar investment objectives to ours. We account for these investments under the equity method of accounting (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus fundings). At September 30, 2009, we had two equity investments in real estate, as described below:
Berry Plastics
We own a 50% noncontrolling interest in a domestic venture that leases properties to Berry Plastics Corporation, Berry Plastics Holding Corporation and Berry Plastics Acquisition Corporation VII (collectively, “Berry Plastics”). In February 2009, this venture repaid its $39.0 million outstanding balance on a non-recourse mortgage loan at a discount for $32.5 million and recognized a corresponding gain of $6.5 million. However, our $3.2 million share of the gain was reduced by $2.9 million due to an impairment charge that we recognized to reduce the carrying value of our investment to the estimated fair value of the venture’s underlying properties. In connection with this transaction, the venture obtained non-recourse mortgage financing of approximately $29.0 million. The new debt has an annual interest rate of LIBOR plus 5%, with a minimum rate of 6% and a maximum rate that has been capped at 10% through the use of an interest rate cap. This financing has a term of three years, with two one-year extensions. Our investment in this venture had a carrying value of $21.7 million and $21.9 million at September 30, 2009 and December 31, 2008, respectively, which includes the effect of certain depreciation adjustments related to other-than-temporary impairment charges.
CPA®:17 — Global 9/30/2009 10-Q — 11

Notes to Consolidated Financial Statements
Tesco plc
In July 2009, a venture in which we and an affiliate have 49% and 51% interests, respectively, and which we account for under the equity method of accounting, entered into an investment in Hungary leased to a subsidiary of Tesco plc at a total cost of $93.6 million. The venture capitalized acquisition-related costs and fees totaling $4.6 million in connection with this investment, which was deemed to be a real estate acquisition under current authoritative accounting guidance. Concurrent with the investment, the venture obtained non-recourse mortgage financing of $49.5 million that bears interest at a fixed annual interest rate of 5.9% and matures in seven years. Amounts provided, which are applicable to the entire venture and do not represent our proportionate share, are based on the exchange rate of the Euro at the date of acquisition. Our investment in this venture had a carrying value of $22.5 million at September 30, 2009, including the impact of foreign currency translation adjustment.
The following tables present combined summarized financial information of our venture properties. Amounts provided are the total amounts attributable to the venture properties and do not represent our proportionate share (in thousands):

	September 30, 2009	December 31, 2008
Assets	$187,811	$85,177
Liabilities	(85,400)	(40,073)

Partners’/members’ equity	$102,411	$45,104

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenue	$3,157	$1,660	$6,480	$4,999
Expenses	(2,435)	(1,381)	(5,133)	(4,000)
Gain on extinguishment of debt	—	—	6,512	—

Net income	$722	$279	$7,859	$999

We recognized income from these equity investments in real estate of $0.4 million and $0.1 million for the three months ended September 30, 2009 and 2008, respectively, and $1.1 million and $0.2 million for the nine months ended September 30, 2009, respectively. These amounts represent our share of the income of these ventures as well as certain depreciation adjustments related to other-than-temporary impairment charges.
Note 7. Acquisitions of Real Estate
The FASB has revised its guidance for business combinations. The updated guidance establishes principles and requirements for how the acquirer in a business combination must recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interests in the entity acquired, and goodwill acquired in a business combination. Additionally, the revised guidance requires that an acquiring entity must immediately expense all acquisition costs and fees associated with a business combination, while such costs are capitalized for transactions deemed to be acquisitions. We adopted the revised guidance as required on January 1, 2009. To the extent we make investments that are deemed to be business combinations, our results of operations will be negatively impacted by the immediate expensing of acquisition costs and fees incurred in accordance with the revised guidance, whereas in the past such costs and fees would have been capitalized and allocated to the cost basis of the acquisition. Post acquisition, there will be a subsequent positive impact on our results of operations through a reduction in depreciation expense over the estimated life of the properties. For those investments that are not deemed to be a business combination, the revised guidance is not expected to have a material impact on our consolidated financial statements.
During the nine months ended September 30, 2009, we made investments totaling $340.0 million, inclusive of amounts attributable to noncontrolling interests of $104.1 million, that were deemed to be real estate asset acquisitions. Costs and fees capitalized in connection with this investment activity totaled $14.5 million, inclusive of amounts attributable to noncontrolling interests of $2.9 million. We did not make any investments that were deemed to be business combinations during the nine months ended September 30, 2009.
CPA®:17 — Global 9/30/2009 10-Q — 12

Notes to Consolidated Financial Statements
See Notes 4, 5 and 6 for a discussion of our investments in real estate, net investments in real estate and equity investments in real estate and Note 11 for a discussion of our financing activity during the nine months ended September 30, 2009 and 2008, respectively.
Note 8. Securities Held to Maturity
In April 2008 and June 2008, we acquired investments in five investment-grade commercial mortgage backed securities (“CMBS”) pools for an aggregate cost of $20.0 million, representing a $13.3 million discount to their face value, which aggregated $33.3 million as of the dates of acquisition. This discount is accreted into Interest income from commercial mortgage-backed securities on an effective yield, adjusted for actual prepayment activity over the average life of the related securities as a yield adjustment. The CMBS investments bear initial pass-through coupon rates approximating 6.2% and have final expected payout dates ranging from December 2017 to September 2020. We account for these CMBS investments as held-to-maturity securities because we have the intent and ability to hold these securities to maturity. The following is a summary of our securities held-to-maturity, which consist entirely of CMBS, at September 30, 2009 (in thousands):

Description	Face Value	Amortized Cost	Unrealized Loss	Estimated Fair Value
CMBS	$33,284	$20,782	$(17,088)	$3,694
We accreted $0.7 million and $2.1 million into interest income for the three and nine months ended September 30, 2009, respectively, and accreted $0.2 million into interest income for both the three and nine months ended September 30, 2008.
The following is a summary of the underlying credit ratings of our CMBS securities at September 30, 2009 (in thousands):

Rating(a)	Amortized Cost
A	$1,503
A-	9,006
B	2,855
B+	1,597
BB-	3,962
BBB+	1,859

$20,782

(a)	Ratings are those of Standard & Poor’s Ratings Services, a division of The McGraw-Hill Companies, Inc.
We carry our CMBS investments at cost, net of unamortized premiums and discounts, which are recognized in interest income using an effective yield or “interest” method. Decreases in estimated fair value deemed to be other-than-temporary would be reported as a loss in the consolidated financial statements. We evaluate these investments on a quarterly basis to determine if there has been an other-than-temporary impairment. As of September 30, 2009, our CMBS investments were in an unrealized loss position, as our carrying value exceeded the investments’ estimated fair value. However, based on our assessment of expected cash flows, which is supplemented by third-party research reports, internal review of the underlying assets securing the investments, and the rating of the security, as well as our intent and ability to hold our CMBS investments to maturity, we expect to fully recover the carrying value of these investments and have concluded that these investments are not other-than-temporarily impaired as of September 30, 2009.
In April 2009, the FASB amended the existing guidance related to other-than-temporary impairments for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The new guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. We adopted the new guidance as required in the second quarter of 2009. The adoption of the new guidance did not have a material effect on our financial position and results of operations.
Note 9. Fair Value Measurements
In September 2007, the FASB issued authoritative guidance for using fair value to measure assets and liabilities, which we adopted as required on January 1, 2008, with the exception of nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis, which we adopted as required on January 1, 2009. In April 2009, the FASB provided additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased, which we adopted as required in the second quarter of 2009. Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The
CPA®:17 — Global 9/30/2009 10-Q — 13

Notes to Consolidated Financial Statements
guidance also establishes a three-tier fair value hierarchy based on the inputs used in measuring fair value. These tiers are: Level 1, for which quoted market prices for identical instruments are available in active markets, such as money market funds, equity securities and U.S. Treasury securities; Level 2, for which there are inputs other than quoted prices included within Level 1 that are observable for the instrument, such as certain derivative instruments including interest rate caps and swaps; and Level 3, for which little or no market data exists, therefore requiring us to develop our own assumptions, such as certain marketable securities.
The following tables set forth our assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2009 (in thousands). Assets and liabilities presented below exclude assets and liabilities owned by unconsolidated ventures.

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	September 30, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$277,064	$277,064	$—	$—
Derivative assets	2,744	—	2,744	—

	$279,808	$277,064	$2,744	$—

Liabilities:
Derivative liabilities	$—	$—	$—	$—

At December 31, 2008, our assets and liabilities that were accounted for at fair value on a recurring basis consisted of cash and cash equivalents held in money market accounts totaling $157.0 million (Level 1) and an embedded credit derivative that had no fair value (Level 3). There were no changes to the fair value of this embedded credit derivative during the nine months ended September 30, 2009.

	Fair Value Measurements Using Significant Unobservable Inputs
	(Level 3 only)
	Derivative Assets
	Three months ended	Nine months ended
	September 30, 2008	September 30, 2008
Beginning balance	$—	$—
Total gains or losses (realized and unrealized):
Included in earnings	(186)	(186)
Included in other comprehensive income	—	—
Amortization and accretion	—	—
Purchases, issuances, and settlements	1,363	1,363

Ending balance	$1,177	$1,177

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(186)	$(186)

Gains and losses (realized and unrealized) included in earnings are reported in Other income and expenses in the consolidated financial statements.
At September 30, 2009, we performed our quarterly assessment of the value of our real estate investments in accordance with current authoritative accounting guidance. The valuation of these assets was determined using widely accepted valuation techniques, including discounted cash flow on the expected cash flows of each asset as well as the income capitalization approach, which considers prevailing market capitalization rates. We reviewed each investment based on the highest and best use of the investment and market participation assumptions. We determined that the significant inputs used to value these investments fall within Level 3. Based on this valuation, during the nine months ended September 30, 2009 we recorded an other-than-temporary impairment charge of $2.9 million related to an unconsolidated joint venture (Note 6), calculated based on market conditions and assumptions at September 30, 2009. Actual results may differ materially if market conditions or the underlying assumptions change.
CPA®:17 – Global 9/30/2009 10-Q — 14

Notes to Consolidated Financial Statements
In April 2009, the FASB amended the existing guidance for disclosing the fair value of financial instruments to require disclosing the fair value of financial instruments for interim reporting periods as well as in annual financial statements. The new guidance also amended the existing guidance for interim financial reporting to require those disclosures in summarized financial information at interim reporting periods. The disclosures required by this guidance as of September 30, 2009 and December 31, 2008 are presented below (in thousands):

	September 30, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	$275,593	$262,495	$133,633	$133,436
CMBS (a)	20,782	3,694	20,309	4,562

(a)	Carrying value represents historical cost for CMBS.
The estimated fair value of debt instruments was determined using a discounted cash flow model with rates that take into account the credit of the tenants and interest rate risk. We estimate that our other financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values at both September 30, 2009 and December 31, 2008.
Note 10. Risk Management and Use of Derivative Financial Instruments
Risk Management
In the normal course of our on-going business operations, we encounter economic risk. There are three main components of economic risk: interest rate risk, credit risk and market risk. We are subject to interest rate risk on our interest-bearing liabilities and our CMBS investments. Credit risk is the risk of default on our operations and tenants’ inability or unwillingness to make contractually required payments. Market risk includes changes in the value of our properties and related loans as well as changes in the value of our CMBS investments due to changes in interest rates or other market factors. In addition, we own investments in the European Union and are subject to the risks associated with changing foreign currency exchange rates.
Commercial Mortgage-Backed Securities
We own CMBS that are fully collateralized by a portfolio of commercial real estate mortgages or commercial mortgage-related securities to the extent consistent with the requirements for qualification as a REIT. CMBS are instruments that directly or indirectly represent a participation in, or are secured by and payable from, one or more mortgage loans secured by commercial real estate. In most cases, CMBS distribute principal and interest payments on the mortgages to investors. Interest rates on these instruments can be fixed or variable. Some classes of CMBS may be entitled to receive mortgage prepayments before other classes do. Therefore, the prepayment risk for a particular instrument may be different than for other CMBS. The value of our CMBS investments is also subject to fluctuation based on changes in interest rates, economic conditions and the creditworthiness of lessees at the mortgaged properties. At September 30, 2009, our CMBS investments did not comprise a significant proportion of our real-estate related assets.
Foreign Currency Exchange
We are exposed to foreign currency exchange rate movements in the Euro and British Pound Sterling. We manage foreign currency exchange rate movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the same currency, but we are subject to foreign currency exchange rate movements to the extent of the difference in the timing and amount of the rental obligation and the debt service. We also face challenges with repatriating cash from our foreign investments. We may encounter instances where it is difficult to repatriate cash because of jurisdictional restrictions or because repatriating cash may result in current or future tax liabilities. Realized and unrealized gains and losses recognized in earnings related to foreign currency transactions are included in Other income and expenses in the consolidated financial statements.
Use of Derivative Financial Instruments
In March 2008, the FASB amended the existing guidance for accounting for derivative instruments and hedging activities to require additional disclosures that are intended to help investors better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows. The enhanced disclosure requirements primarily surround the objectives and strategies for using derivative instruments by their underlying risk as well as a tabular format of the fair values of the derivative instruments and their gains and losses. The required additional disclosures are presented below.
When we use derivative instruments, it is generally to reduce our exposure to fluctuations in interest rates. We have not entered, and do not plan to enter into financial instruments for trading or speculative purposes. In addition to derivative instruments that we entered into on our own behalf, we may also be a party to derivative instruments that are embedded in other contracts, and we may own
CPA®:17 – Global 9/30/2009 10-Q — 15

Notes to Consolidated Financial Statements
common stock warrants, granted to us by lessees when structuring lease transactions, that are considered to be derivative instruments. The primary risks related to our use of derivative instruments are that a counterparty to a hedging arrangement could default on its obligation or that the credit quality of the counterparty may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction. While we seek to mitigate these risks by entering into hedging arrangements with counterparties that are large financial institutions that we deem to be credit worthy, it is possible that our hedging transactions, which are intended to limit losses, could adversely affect our earnings. Furthermore, if we terminate a hedging arrangement, we may be obligated to pay certain costs, such as transaction or breakage fees. We have established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities.
We measure derivative instruments at fair value and record them as assets or liabilities, depending on our rights or obligations under the applicable derivative contract. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. If a derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in Other comprehensive income (“OCI”) until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.
At September 30, 2009, excluding derivative instruments owned by unconsolidated ventures, we had one derivative instrument designated as a hedging instrument. In August 2009, we entered into an interest rate cap instrument with a value of $2.7 million at September 30, 2009, inclusive of amounts attributable to noncontrolling interests of $1.2 million. This instrument is included in Other assets, net in the consolidated financial statements. We also had an embedded credit derivative not designated as a hedging instrument that had no fair value at either September 30, 2009 or December 31, 2008, which is described below.
The following tables present the impact of derivative instruments on, and their location within, the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized in
	OCI on Derivative (Effective Portion)
	Three months ended	Nine months ended
Derivatives in Cash Flow Hedging Relationships	September 30, 2009	September 30, 2009
Interest rate cap (a)	$(700)	$(700)

Total	$(700)	$(700)

		Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives not in Cash Flow	Location of Gain (Loss)	Three months ended	Nine months ended
Hedging Relationships	Recognized in Income	September 30, 2008	September 30, 2008
Embedded credit derivative (b)	Other income and (expenses)	$(186)	$(186)

Total		$(186)	$(186)

(a)	For both the three and nine months ended September 30, 2009, losses of $0.3 million were attributable to noncontrolling interests.

(b)	For both the three and nine months ended September 30, 2008, losses of $0.1 million were attributable to noncontrolling interests. No gains or losses were recognized in income related to this embedded credit derivative during 2009.
See below for information on our purposes for entering into derivative instruments, including those not designated as hedging instruments, and for information on derivative instruments owned by unconsolidated ventures, which are excluded from the tables above.
Interest Rate Caps
We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our venture partners may obtain variable rate non-recourse mortgage loans and may, as a result, enter into interest rate cap agreements with counterparties. Interest rate caps limit the effective borrowing rate of variable rate debt obligations while allowing participants to share in downward shifts in interest rates. Our objective in using these derivatives is to limit our exposure to interest rate movements.
CPA®:17 – Global 9/30/2009 10-Q — 16

Notes to Consolidated Financial Statements
In August 2009, a venture in which we and two of our affiliates hold 55% and 45% interests, respectively, and which we consolidate, obtained non-recourse mortgage financing with a total carrying value of $119.8 million at September 30, 2009, inclusive of amounts attributable to noncontrolling interests of $53.4 million. The financing bears interest at an annual interest rate of LIBOR plus 4.8%, with a minimum rate of 4.8% and a maximum rate that has been capped at 8.8% through the use of an interest rate cap designated as a cash flow hedge. The applicable interest rate of the related debt was 5.1%, which was below the interest rate cap at September 30, 2009. The interest rate cap expires in August 2014 and had an estimated total fair value of $2.7 million at September 30, 2009, inclusive of amounts attributable to noncontrolling interests of $1.2 million.
In addition, an unconsolidated venture in which we hold a 50% ownership interest had a non-recourse mortgage loan with a total carrying value of $29.0 million as of September 30, 2009. The financing bears interest at an annual interest rate of LIBOR plus 5%, with a minimum rate of 6% and a maximum rate that has been capped at 10% through the use of an interest rate cap designated as a cash flow hedge. The applicable interest rate of the related debt of 6.6% was below the interest rate cap at September 30, 2009. The interest rate cap expires in March 2015 and had an estimated total fair value of less than $0.1 million at September 30, 2009. Amounts provided represent the entire amount attributable to the venture, not our proportionate share.
Embedded Credit Derivative
In August 2008, a venture in which we and an affiliate have 67% and 33% interests, respectively, and which we consolidate, acquired an investment in Germany. In connection with the investment, the venture obtained non-recourse mortgage financing for which the interest rate has both fixed and variable components. In connection with providing the financing, the lender entered into an interest rate swap agreement on its own behalf through which the fixed interest rate component on the financing was converted into a variable interest rate instrument. Through the venture, we have the right, at our sole discretion, to prepay this debt at any time and to participate in any realized gain or loss on the interest rate swap at that time. This participation right is deemed to be an embedded credit derivative. In connection with the tenant’s bankruptcy filing in December 2008, this derivative was written down to $0 at December 31, 2008 and had an estimated fair value of $0 at both September 30, 2009 and December 31, 2008. This derivative did not generate any gains or losses during the three or nine months ended September 30, 2009.
Other
Amounts reported in OCI related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. As of September 30, 2009, we estimate that less than $0.1 million will be reclassified as interest expense during the next twelve months.
We have agreements with certain of our derivative counterparties that contain certain credit contingent provisions that could result in us being declared in default on our derivative obligations if we either default or are capable of being declared in default on any of our indebtedness. As of September 30, 2009, we have not been declared in default on any of our derivative obligations. We had no derivatives that were in a net liability position as of September 30, 2009.
Portfolio Concentration Risk
Concentrations of credit risk arise when a group of tenants is engaged in similar business activities or is subject to similar economic risks or conditions that could cause them to default on their lease obligations to us. We regularly monitor our portfolio to assess potential concentrations of credit risk. Our portfolio contains concentrations in excess of 10% of current annualized lease revenues in certain areas, as described below, because we have a limited number of investments. Although we view our exposure from properties that we purchased together with our affiliates based on our ownership percentage in these properties, the percentages below are based on our consolidated ownership and not on our actual ownership percentage in these investments.
At September 30, 2009, based on current annualized lease revenues, our directly owned real estate properties were located in the U.S. (86%) and Germany (14%) with the following tenants representing more than 10% of our total current annualized lease revenues: The New York Times Company (52%), Life Time Fitness, Inc. (12%) and Frontier Spinning Mills, Inc. (10%). At September 30, 2009, our directly owned real estate properties contained concentrations in the following asset types: office (58%), industrial (20%) and retail (12%); and in the following tenant industries: media — printing and publishing (52%), electronics (15%), leisure, amusement and entertainment (12%) and textiles, leather and apparel (10%).
Many companies in automotive related industries (manufacturing, parts, services, etc.) have been experiencing increasing difficulties in recent years. In August 2008, we entered into lease agreements with Wagon Automotive GmbH and Wagon Automotive Nagold GmbH (collectively, “Wagon”), which operate in the automotive industry. These tenants each contributed $0.2 million and $0.6 million, respectively, of our lease revenue for the three months ended September 30, 2009; $1.2 million and $1.7 million in each case of our lease revenue for the nine months ended September 30, 2009; and $0.4 million in both cases of our lease revenue for the three and nine months ended September 30, 2008, all of which are inclusive of amounts attributable to the holder of a 33% noncontrolling interest in the properties. In December 2008, Wagon PLC, the parent of Wagon and a guarantor of both tenants’ obligations under the leases, filed for bankruptcy protection in the United Kingdom for itself and certain of its subsidiaries based in the United Kingdom,
CPA®:17 – Global 9/30/2009 10-Q — 17

Notes to Consolidated Financial Statements
and Wagon Automotive GmbH filed for bankruptcy in Germany. Wagon Automotive GmbH terminated its lease with us in bankruptcy proceedings effective May 2009 but as of the date of this Report was paying rent to us, albeit at a significantly reduced rate. Wagon Automotive Nagold GmbH has not filed for bankruptcy, and while it briefly ceased making rent payments during the second quarter of 2009, it subsequently resumed paying rent to us substantially in accordance with the terms stated in its lease. In October 2009 we terminated the existing lease and signed a new lease with Wagon Automotive Nagold GmbH on substantially the same terms. Total arrearages of these tenants were $0.6 million and were fully reserved at September 30, 2009. In connection with the bankruptcy filings by Wagon PLC and Wagon Automotive GmbH, the lender of the mortgage financing has sent us a notice in order to preserve its right to retain any rent payments that may be made under the leases, as well as to take further actions, including accelerating the debt and foreclosure. The lender has not exercised any of these rights as of the date of this Report.
Note 11. Debt
Non-recourse and limited-recourse debt consists of mortgage notes payable with a carrying value of $486.4 million as of September 30, 2009 that are collateralized by an assignment of real property and direct financing leases. At that date, our mortgage notes payable bore interest at fixed annual rates ranging from 6.2% to 8.0% or bore interest at a variable rate of 5.1%. The maximum interest rate on our variable rate debt has been capped at 8.8% through the use of an interest rate cap instrument. Maturity dates on our debt ranged from 2014 to 2028 as of September 30, 2009.
Scheduled debt principal payments are as follows (in thousands):

Total
2009 (remainder)	$1,302
2010	5,385
2011	5,717
2012	6,064
2013	6,428
Thereafter through 2028	250,697

Total	$275,593

Financing Activity
2009 — During the nine months ended September 30, 2009, we obtained mortgage financing totaling $143.2 million, as follows. In August 2009, we obtained mortgage financing on the New York Times property of $119.8 million, inclusive of amounts attributable to noncontrolling interests of $53.9 million. The financing bears interest at an annual interest rate of LIBOR plus 4.8%, with a minimum rate of 4.8% and a maximum rate that has been capped at 8.8% through the use of an interest rate cap designated as a cash flow hedge (Note 10). In addition, in July 2009, a domestic venture in which we and an affiliate own 60% and 40% interests, respectively, and which we consolidate, obtained mortgage financing on an existing property of $23.4 million, inclusive of $9.4 million attributable to the holder of the noncontrolling interest. We and our affiliate have provided an unconditional guarantee of the debt to the lender. The financing bears interest at a fixed annual interest rate of 8.0% and matures in seven years.
2008 — During the nine months ended September 30, 2008, we obtained non-recourse mortgage financing totaling $139.7 million, inclusive of amounts attributable to noncontrolling interests of $20.6 million, at a weighted average fixed annual interest rate and term of 6.9% and 11 years, respectively. In addition, in connection with purchase commitments related to two German investments (Note 4), we obtained commitments from lenders for non-recourse mortgage financing totaling $13.0 million, inclusive of amounts attributable to noncontrolling interests of $4.4 million, at a fixed annual interest rate to be determined at the date of funding and having a weighted average term of seven years. These purchase commitments expire in August 2010 and July 2011; however, one of the tenants, Wagon Automotive GmbH, filed for bankruptcy in Germany, which relieved us and the mortgage lender of our respective obligations with respect to the funding of the expansion at that property. Amounts are based on the exchange rate of the Euro at the date of financing, as applicable.
Note 12. Income Taxes
We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. We believe we have operated, and we intend to continue to operate, in a manner that allows us to continue to qualify as a REIT. Under the REIT operating structure, we are permitted to deduct distributions paid to our shareholders and generally will not be required to pay U.S. federal income taxes. Accordingly, no provision has been made for U.S. federal income taxes in the consolidated financial statements.
CPA®:17 – Global 9/30/2009 10-Q — 18

Notes to Consolidated Financial Statements
We conduct business in the various states and municipalities within the U.S. and the European Union, and as a result, we file income tax returns in the U.S. federal jurisdiction and various state and certain foreign jurisdictions.
Note 13. Pro Forma Financial Information
The following consolidated pro forma financial information has been presented as if our acquisitions made and new financing obtained since January 1, 2008 had occurred on January 1, 2009 and 2008 for the three and nine months ended September 30, 2009 and 2008, respectively. The pro forma financial information is not necessarily indicative of what the actual results would have been, nor does it purport to represent the results of operations for future periods.
Pro forma financial information is summarized as follows (dollars in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Pro forma total revenues	$13,368	$14,397	$40,358	$40,960

Pro forma net income	$7,278	$7,674	$19,166	$21,689
Less: Net income attributable to noncontrolling interests	(3,238)	(3,501)	(8,259)	(10,159)

Pro forma net income attributable to CPA®:17 — Global shareholders	$4,040	$4,173	$10,907	$11,530

Pro forma earnings per share:
Net income attributable to CPA®:17 — Global shareholders	$0.06	$0.06	$0.17	$0.18
The pro forma weighted average shares outstanding for the three and nine months ended September 30, 2009 and 2008 totaled 65,270,429 shares and were determined as if all shares issued since our inception through September 30, 2009 were issued on January 1, 2008.
Note 14. Subsequent Event
In May 2009, the FASB issued authoritative guidance for subsequent events, which we adopted as required in the second quarter of 2009. The guidance establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We evaluated subsequent events through November 13, 2009, the date on which we filed this Report with the SEC.
In October 2009, we entered into an investment in Poland at a total cost of approximately $15.0 million, based on the exchange rate of the Euro at the date of acquisition.
CPA®:17 – Global 9/30/2009 10-Q — 19

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
Business Overview
We are a publicly owned, non-actively traded REIT that invests primarily in commercial properties leased to companies domestically and internationally. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions and other factors. We earn revenue principally by leasing the properties we own to single corporate tenants, primarily on a triple-net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, contractual rent increases, tenant defaults and sales of properties. As of September 30, 2009, our portfolio was comprised of our full or partial ownership interest in 23 fully occupied properties, substantially all of which were leased to 12 tenants, and totaled approximately 5 million square feet (on a pro rata basis). We were formed in 2007 and are managed by WPC and its subsidiaries.
Financial Highlights
(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Total revenues	$13,453	$3,590	$35,746	$3,912
Net income attributable to CPA®:17 — Global shareholders (a)	4,551	607	9,293	613
Cash flow provided by operating activities (a)			22,733	1,950

(a)	For the three and nine months ended September 30, 2009, net income attributable to CPA®: 17 — Global shareholders and cash flow provided by operating activities reflect the results of our investment activity during 2009 and 2008.
Our daily cash distribution for the third quarter was $0.0017255 per share and was paid on October 15, 2009 to shareholders of record as of the close of business on each day during the quarter, or $0.635 per share on an annualized basis, while our daily cash distribution for the second quarter of 2009 was $0.001731 per share, or $0.630 per share on an annualized basis.
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
Current Trends
As of the date of this Report, global economic and financial conditions remain challenging, and liquidity in the credit and real estate financing markets is scarce. Fewer financial institutions are offering financing, and the terms of the financing that is available are generally less advantageous for the borrower when compared to periods prior to the financial crisis. In addition, our tenants continue to experience increased levels of financial distress, with one tenant filing for bankruptcy protection during the nine months ended September 30, 2009. The full magnitude, effects and duration of the current financial and economic crisis cannot be predicted and necessarily renders any discussion of current trends that affect our business highly uncertain. Nevertheless, as of the date of this Report, the impact of current financial and economic trends on our business, and our response to those trends, is presented below.
Investment Opportunities
Because of the lack of liquidity in the credit and real estate financing markets, we believe sale-leaseback transactions can often be a particularly attractive alternative for a corporation seeking to raise capital. As a result, there may be increased and more attractive investment opportunities for us in the current environment. In addition, due to the continued deterioration in these markets, we believe there has been a decrease in the level of competition for the investments we make, both domestically and internationally.
CPA®:17 — Global 9/30/2009 10-Q — 20

We are seeing increasingly attractive pricing on sale-leaseback investment opportunities, although we have not yet seen significant volume in completed transactions, which we believe is a result of slow acceptance of pricing changes by many sellers and the difficult financing markets. In this environment, however, we have been able to achieve financing on substantially all of our investments either at the time of the investment or afterwards, and when financing has not initially been available, we have completed transactions without financing where we determined that the risk adjusted returns were attractive. During the nine months ended September 30, 2009, we completed two domestic and two international investments totaling $340.0 million, the largest of which was a $233.7 million transaction with The New York Times Company. We own a 55% interest in the New York Times investment, which we consolidate. We currently expect international transactions to comprise a significant portion of our investments, although the percentage of international investments in any given period may vary.
Financing Conditions
Current real estate financing markets remain weak as of the date of this Report, and obtaining financing for investments, both domestically and internationally, remains more difficult than in periods prior to the current economic crisis. This weak financing environment has resulted in lenders generally offering shorter maturities, often subject to variable interest rates. We generally attempt to obtain interest rate caps or swaps to mitigate the impact of variable rate financing. During the nine months ended September 30, 2009, we obtained mortgage financing on transactions completed during 2008 and 2009 totaling $143.2 million, inclusive of amounts attributable to noncontrolling interests totaling $63.2 million. The new financing has a weighted average interest rate and term of up to 8.6% and 5.3 years, respectively. In addition, ventures in which we have interests ranging from 49% to 50% obtained mortgage financing of $78.5 million, including financing for new transactions and refinancing of existing debt, with a weighted average interest rate and term of up to 7.4% and 5.5 years, respectively.
Neither we nor the ventures in which we own investments have any balloon payments until 2012. Our property level debt is generally non-recourse, which means that if we or the ventures in which we own investments default on a mortgage loan obligation, our exposure is generally limited to our equity invested in that property.
Corporate Defaults
Due to the current weak economic environment, we expect that some of our tenants will continue to experience financial stress and that some will become financially distressed. Tenants in financial distress may become delinquent on their rent and/or default on their leases and, if they file for bankruptcy protection, may reject our lease in bankruptcy court, all of which may require us to incur impairment charges. Even where a default has not occurred and a tenant is continuing to make the required lease payments, we may restructure or renew leases on less favorable terms, or the tenant’s credit profile may deteriorate, which could affect the value of the leased asset and could in turn require us to incur impairment charges. As of September 30, 2009, we have not incurred any impairment charges. Based on tenant activity during the nine months ended September 30, 2009, we currently expect that our lease revenue will decrease by approximately 5% on an annualized basis as a result of a lease termination in bankruptcy court (see below). However, this amount may increase or decrease based on additional tenant activities and changes in economic conditions, both of which are outside of our control. If the North American and European economic zones continue to experience the improving economic conditions that they have experienced very recently, we would expect to see an improvement in the general business conditions for our tenants, which should result in less stress for them financially. However, if economic conditions deteriorate, it is likely that our tenants’ financial condition will deteriorate as well.
We have experienced increased levels of corporate defaults recently. Wagon Automotive GmbH filed for bankruptcy in Germany in December 2008, terminating its lease in the bankruptcy proceedings effective May 2009, but as of the date of this Report was paying rent to us, albeit at a significantly reduced rate. Wagon Automotive Nagold GmbH has not filed for bankruptcy, and while it briefly ceased making rent payments during the second quarter of 2009, it subsequently resumed paying rent to us substantially in accordance with the terms stated in its lease. In October 2009 we terminated the existing lease and signed a new lease with Wagon Automotive Nagold GmbH on substantially the same terms. Wagon Automotive GmbH and Wagon Automotive Nagold GmbH collectively contributed $0.8 million and $2.9 million of our lease revenue for the three and nine months ended September 30, 2009, respectively, both of which are inclusive of amounts attributable to the holder of a 33% noncontrolling interest in the properties.
To mitigate these risks, we have invested in assets that we believe are critically important to a tenant’s operations and attempt to diversify our portfolio by tenant and tenant industry. We also monitor tenant performance through review of rent delinquencies as a precursor to a potential default, meetings with tenant management and review of tenants’ financial statements and compliance with any financial covenants. When necessary, our asset management process includes restructuring transactions to meet the evolving needs of tenants, re-leasing properties, refinancing debt, and selling properties, where possible, as well as protecting our rights when tenants default or enter into bankruptcy.
CPA®:17 — Global 9/30/2009 10-Q — 21

Fundraising
We began fundraising in December 2007. Fundraising trends are very difficult to predict, particularly in the current economic environment. However, although industry fundraising has for the most part been trending downward in the first half of 2009, we have experienced increases in our fundraising results so far in 2009. We raised more than $124.0 million in the third quarter of 2009. This represents a $24.3 million increase over the second quarter of 2009 and a $53.1 million increase over the first quarter of 2009. Since beginning fundraising, we have raised more than $685.0 million through October 31, 2009, with October 2009 being our largest fundraising month to date. We have made a concerted effort to broaden our distribution channels and are beginning to see a greater portion of our fundraising come from these new distribution channels as a result of these efforts. We expect these trends to continue for the remainder of 2009.
Commercial Mortgage-Backed Securities
We acquired several CMBS investments in the second quarter of 2008 for an aggregate cost of $20.0 million, representing a $13.3 million discount to their face value at the time of acquisition. These investments have final expected payout dates ranging from 2017 to 2020. We have designated these investments as held to maturity securities and carry them at amortized cost as we have both the intent and ability to hold these securities to maturity. The current credit crisis and heightened turmoil in the financial markets have resulted in a severe lack of liquidity for these types of investments. The estimated fair value of our CMBS investments was $3.7 million as of September 30, 2009. Until these markets recover, we expect that values for CMBS investments will remain subject to continued volatility.
We actively monitor the performance of the underlying properties and loans in our CMBS investments and update our pricing model to reflect changes in projected cash flows. Although the estimated fair value of our CMBS investments has decreased significantly, we have not recorded an impairment charge on these investments as of September 30, 2009 because we have not experienced any significant changes in the predicted cash flows for these investments in either the timing or amount of payments to be made under such investments. If we were to experience significant deterioration in the predicted cash flows for these investments, we may be required to write down the carrying value of these investments to their estimated fair value.
Other Factors
Our leases generally have rent adjustments based on formulas indexed to changes in the CPI or other similar indices for the jurisdiction in which the property is located. Because these rent adjustments may be calculated based on changes in the CPI over a multi-year period, changes in inflation rates can have a delayed impact on our results of operations. Current inflation rates in the U.S. and the Euro zone, which are historically low, will impact rent increases in our portfolio in coming years.
We have foreign investments and as a result are subject to risk from the effects of exchange rate movements. Our results of foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to foreign currencies. Despite the weakening of the U.S. dollar during the third quarter of 2009, the average rate for the U.S. dollar in relation to the Euro strengthened by approximately 5% and 10% during the three and nine months ended September 30, 2009, respectively, in comparison to the same periods in 2008, resulting in a negative impact on our results of operations for Euro-denominated investments in the current year periods. Investments denominated in the Euro accounted for approximately 14% and 46% of our annualized lease revenues for each of the nine month periods ended September 30, 2009 and 2008, respectively.
Results of Operations
We are a recently formed company and have a very limited operating history. The results of operations presented below for the three and nine months ended September 30, 2009 are not expected to be representative of future results because we anticipate that our asset base will increase substantially as we continue to raise capital and invest the proceeds of our initial public offering. We entered into our first consolidated investment in June 2008 and recorded minimal property-related revenues and expenses during the three and nine months ended September 30, 2008. As our asset base increases, we expect that property-related revenues and expenses, as well as general and administrative expenses and other revenues and expenses, will increase.
We are dependent upon proceeds received from the offering to conduct our proposed activities. The capital required to make investments will be obtained from the offering and from any mortgage indebtedness that we may incur in connection with our investment activity.
CPA®:17 — Global 9/30/2009 10-Q — 22

Management’s evaluation of the sources of lease revenues is as follows (in thousands):

	Nine months ended September 30,
	2009	2008
Rental income	$13,185	$2,319
Interest income from direct financing leases	20,515	608

	$33,700	$2,927

During the nine months ended September 30, 2009, we earned net lease revenues (i.e., rental income and interest income from direct financing leases) from our direct ownership of real estate from the following lease obligations (in thousands):

	Nine months ended September 30,
Lessee (Date Acquired)	2009	2008
The New York Times Company (3/2009) (a)	$15,034	$—
LifeTime Fitness, Inc. (9/2008)	5,134	77
Frontier Spinning Mills, Inc. (12/2008) (a)	3,350	—
Actebis Peacock GmbH (7/2008) (a) (b)	3,044	1,088
Wagon Automotive GmbH and Wagon Automotive Nagold GmbH (8/2008) (a) (b) (c)	2,857	723
Laureate Education, Inc. (7/2008)	2,171	540
Sabre Communications Corporation and Cellxion, LLC (8/2008)	1,934	428
Flexmag Industries, Inc. (2/2008)	176	71

	$33,700	$2,927

(a)	These revenues are generated in consolidated ventures with our affiliates and include lease revenues applicable to noncontrolling interests totaling $10.0 million and $0.6 million for the nine months ended September 30, 2009 and 2008, respectively.

(b)	Amounts are subject to fluctuations in foreign currency exchange rates.

(c)	Wagon Automotive GmbH filed for bankruptcy in Germany in December 2008 and terminated its lease in bankruptcy proceedings effective May 2009, but as of the date of this Report was paying rent to us, albeit at a significantly reduced rate. Wagon Automotive Nagold GmbH has not filed for bankruptcy, and while it briefly ceased making rent payments during the second quarter of 2009, it subsequently resumed paying rent to us substantially in accordance with the terms stated in its lease. In October 2009, we terminated the existing lease and signed a new lease with Wagon Automotive Nagold GmbH on substantially the same terms (Note 10).
Lease Revenues
Our net leases generally have rent adjustments based on formulas indexed to changes in the CPI or other similar indices for the jurisdiction in which the property is located, sales overrides or other periodic increases, which are designed to increase lease revenues in the future. We own international investments and, therefore, lease revenues from these investments are subject to fluctuations in exchange rate movements in foreign currencies. In certain cases, although we recognize lease revenue in connection with our tenants’ obligation to pay rent, we may also increase our uncollected rent expense if tenants are experiencing financial distress and have not paid the rent to us that they owe, as described in Property expenses below.
For the three and nine months ended September 30, 2009 as compared to the same periods in 2008, lease revenues increased by $9.8 million and $30.8 million, respectively, as a result of our investment activity during 2008 and 2009, including lease revenues earned from The New York Times of $6.6 million and $15.0 million for the current year periods, respectively.
Interest Income from Commercial Mortgage-Backed Securities
For the three months ended September 30, 2009 as compared to the same period in 2008, interest income from CMBS did not fluctuate significantly.
For the nine months ended September 30, 2009 as compared to the same period in 2008, interest income from CMBS investments increased by $1.1 million, reflecting the full year impact of these investments, which we entered into during the second quarter of 2008.
CPA®:17 — Global 9/30/2009 10-Q — 23

Depreciation and Amortization
For the three and nine months ended September 30, 2009 as compared to the same periods in 2008, depreciation and amortization expense increased by $0.6 million and $2.9 million, respectively, related to investments we entered into during 2008 and 2009.
Property Expenses
For the three months ended September 30, 2009 as compared to the same period in 2008, property expenses decreased by $0.7 million, primarily due to a decrease in uncollected rent expense of $1.1 million. During the first half of 2009, we recognized uncollected rent expense of $1.7 million in connection with two German tenants, Wagon Automotive GmbH and Wagon Automotive Nagold GmbH (see Note (e) to lease revenue table above). As a result of developments in the third quarter of 2009, including the use of a letter of credit provided by the tenants to pay a portion of their accrued rents receivable and both tenants’ renewed payment of rent, we reduced our uncollected rent expense related to these tenants by $1.1 million. This reduction was partially offset by an increase of $0.4 million in asset management fees payable to the advisor in connection with our investment activity.
For the nine months ended September 30, 2009 as compared to the same period in 2008, property expenses increased by $2.1 million, primarily due to an increase of $1.4 million in asset management fees payable to the advisor and an increase of $0.6 million in uncollected rent expense related to Wagon Automotive GmbH and Wagon Automotive Nagold GmbH. This uncollected rent expense represents the total amount currently owed by these tenants to us.
General and Administrative Expense
For the three months ended September 30, 2009 as compared to the same period in 2008, general and administrative expense did not fluctuate significantly.
For the nine months ended September 30, 2009 as compared to the same period in 2008, general and administrative expense increased by $1.1 million, primarily due to increases in business development expenses of $0.4 million and professional fees of $0.3 million. Business development costs reflect costs incurred in connection with potential investments that ultimately were not consummated. We expect that we may continue to incur significant costs in connection with unconsummated investments, particularly in the current uncertain economic environment. Professional fees include legal, accounting and investor-related expenses incurred in the normal course of business.
Other Interest Income
For the three and nine months ended September 30, 2009 as compared to the same periods in 2008, other interest income decreased by $0.4 million and $0.8 million, primarily due to lower rates of return earned on our cash balances, reflecting current market conditions.
Income from Equity Investments in Real Estate
Income from equity investments in real estate represents our proportionate share of net income (revenue less expenses) from two investments entered into with affiliates in which we have a noncontrolling interest but exercise significant influence.
For the three and nine months ended September 30, 2009 as compared to the same periods in 2008, income from our equity investments in real estate increased by $0.3 million and $0.9 million, respectively, primarily due to entering into a new equity investment in real estate in Hungary in July 2009. In addition, we increased our ownership interest in a domestic equity investment from 0.01% to 50% in May 2008, which contributed to the increase for the current year nine months as compared to the same period in the prior year. During the nine months ended September 30, 2009, the domestic venture recognized a gain on extinguishment of debt of $6.5 million in connection with the repayment of its existing $39.0 million non-recourse mortgage loan at a discount for $32.5 million. Our share of the gain on extinguishment of debt was $3.2 million; however, our share of the gain was reduced by $2.9 million due to an other-than-temporary impairment charge that we recognized to reduce the carrying value of our investment to the estimated fair value of the venture’s underlying properties.
Other Income and Expenses
Other income and expenses generally consists of gains and losses on foreign currency transactions and derivative instruments. We and certain of our foreign consolidated subsidiaries have intercompany debt and/or advances that are not denominated in the entity’s functional currency. When the intercompany debt or accrued interest thereon is remeasured against the functional currency of the entity, a gain or loss may result. For intercompany transactions that are of a long-term investment nature, the gain or loss is recognized as a cumulative translation adjustment in other comprehensive income (loss). We also recognize gains or losses on foreign currency transactions when we repatriate cash from our foreign investments. In addition, we have embedded credit derivatives for which realized and unrealized gains and losses are included in earnings. The timing and amount of such gains and losses cannot always be estimated and are subject to fluctuation.
CPA®:17 — Global 9/30/2009 10-Q — 24

For the three and nine months ended September 30, 2009, we recognized net other expenses of $0.8 million and $2.4 million, as compared with net other expenses of $0.4 million for both the three and nine months ended September 2008. The increase in net other expenses was primarily due to increases in realized losses on foreign currency transactions as a result of changes in foreign currency exchange rates on deposits that had been held for new investments but that were released to us because the transactions were not consummated.
Interest Expense
For the three and nine months ended September 30, 2009 as compared to the same periods in 2008, interest expense increased by $1.7 million and $5.8 million, respectively, in connection with non-recourse mortgage financing obtained during 2009 and 2008 related to our investment activity.
Provision for Income Taxes
For the three and nine months ended September 30, 2009 as compared to the same periods in 2008, provision for income taxes increased by $0.2 million and $0.7 million, respectively, substantially all of which is related to our investments in Germany.
Net Income Attributable to Noncontrolling Interests
We consolidate investments in which we are deemed to have a controlling interest. Noncontrolling interest in income represents the proportionate share of net income (revenue less expenses) from such investments that is attributable to the noncontrolling interests.
For the three and nine months ended September 30, 2009 as compared to the same periods in 2008, net income attributable to noncontrolling interests increased by $3.7 million and $8.7 million, respectively, as a result of our involvement in four investments with affiliates where we have controlling interests, including The New York Times Company transaction.
Net Income Attributable to CPA®:17 — Global Shareholders

For the three and nine months ended September 30, 2009 as compared to the same periods in 2008, the resulting net income attributable to CPA®:17 — Global shareholders increased by $3.9 million and $8.7 million, respectively.
Financial Condition
We expect to continue to raise capital from the sale of our common stock in our initial public offering and to invest such proceeds in a diversified portfolio of income-producing commercial properties and other real estate related assets. After investing capital raised through our public offering, we expect our primary source of operating cash flow to be generated from cash flow from our net leases and other real estate related assets. We expect that these cash flows will fluctuate period to period due to a number of factors, which may include, among other things, the timing of purchases and sales of real estate, timing of proceeds from non-recourse mortgage loans and receipt of lease revenues, the advisor’s annual election to receive fees in restricted shares of our common stock or cash, and the timing and characterization of distributions from equity investments in real estate. Despite this fluctuation, we believe our net leases and other real estate related assets will generate sufficient cash from operations and from equity distributions in excess of equity income in real estate to meet our short-term and long-term liquidity needs. However, as we continue to raise capital, it may be necessary to use cash raised in our initial public offering to fund our operating activities (see Financing Activities below). Our sources and uses of cash during the period are described below.
Operating Activities
We generated cash flow from operations of $22.0 million for the nine months ended September 30, 2009, primarily due to our investment activity beginning in the second quarter of 2008. For 2009, the advisor elected to receive its asset management fees in restricted shares of our common stock, and as a result, we paid asset management fees of $1.9 million during the nine months ended September 30, 2009 through the issuance of restricted stock rather than in cash.
Investing Activities
Our investing activities are generally comprised of real estate related transactions (purchases and sales), payment of deferred acquisition fees to the advisor and capitalized property-related costs. During the nine months ended September 30, 2009, we entered into a $233.7 million investment in the office headquarters of The New York Times Company and funded construction costs totaling $39.6 million at two separate build-to-suit projects that we entered into in 2009. We financed the New York Times transaction in part with mortgage financing of $119.8 million and net contributions received from noncontrolling interests of $52.2 million (see Financing Activities below). In July 2009, we also contributed $22.8 million to an equity investment in real estate in connection with its investment in properties in Hungary. We placed $75.9 million into escrow to fund potential investments, which was released when these investments were not consummated, and placed an additional $9.1 million into escrow to fund future construction costs at one of the build-to-suit projects. Payments of deferred acquisition fees to the advisor totaled $1.4 million for the current year period.
CPA®:17 — Global 9/30/2009 10-Q — 25

Financing Activities
Our financing activities for the nine months ended September 30, 2009 primarily consisted of net proceeds from our initial public offering totaling $273.8 million; the receipt of mortgage proceeds totaling $143.2 million related to investments completed in 2008 and 2009; and the receipt of contributions totaling $103.4 million from noncontrolling interests in connection with The New York Times Company transaction. We made distributions to noncontrolling interests of $68.8 million, which includes the distribution of mortgage proceeds of $51.2 million attributable to our affiliates’ noncontrolling interests in The New York Times Company transaction. We also placed mortgage financing deposits of $3.9 million with lenders in connection with seeking mortgage financing for the investments we completed during 2008 and 2009. Distributions to shareholders totaled $17.9 million.
Our objectives are to generate sufficient cash flow over time to provide shareholders with increasing distributions and to seek investments with potential for capital appreciation throughout varying economic cycles. We have funded a portion of our cash distributions to date using net proceeds from our initial public offering and we may do so in the future, particularly during the early stages of our offering and until we substantially invest the net offering proceeds. In determining our distribution policy during the periods we are raising funds and investing capital, we place primary emphasis on projections of cash flow from operations, together with equity distributions in excess of equity income in real estate, from our investments, rather than on historical results of operations (though these and other factors may be a part of our consideration). In setting a distribution rate, we thus focus primarily on expected returns from those investments we have already made, as well as our anticipated rate of future investment, to assess the sustainability of a particular distribution rate over time. During the nine months ended September 30, 2009, our cash flow from operations (which does not reflect, among other things, cash distributions paid by us to noncontrolling interests) was $22.7 million and cash distributions were $17.9 million.
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
Summary of Financing
The table below summarizes our non-recourse long-term debt as of September 30, 2009 and December 31, 2008 (dollars in thousands):

	September 30, 2009	December 31, 2008

Balance
Fixed rate	$155,843	$133,633
Variable rate (a)	119,750	—

Total	$275,593	$133,633

Percent of total debt
Fixed rate	57%	100%
Variable rate (a)	43%	0%

	100%	100%

Weighted average interest rate at end of period
Fixed rate	7.1%	6.9%
Variable rate (a)	5.1%	N/A

(a)	Variable rate debt at September 30, 2009 consisted entirely of debt that is subject to an interest rate cap, but the applicable interest rate for such debt was below the interest rate cap at September 30, 2009.
Cash Resources
As of September 30, 2009, our cash resources consisted of cash and cash equivalents of $300.0 million. Of this amount, $19.5 million, at then current exchange rates, was held in foreign bank accounts, and we could be subject to restrictions or significant costs should we decide to repatriate these amounts. We had unleveraged properties that had an aggregate carrying value of $44.9 million, although given the current economic environment, there can be no assurance that we would be able to obtain financing for these properties. As described above, as of October 31, 2009, we have raised more than $685.0 million from our public offering.
CPA®:17 — Global 9/30/2009 10-Q — 26

Wagon Automotive GmbH, which filed for bankruptcy in Germany in December 2008, terminated its lease in bankruptcy proceedings effective May 2009 but as of the date of this Report was paying rent to us, albeit at a significantly reduced rate. Wagon Automotive Nagold GmbH has not filed for bankruptcy, and while it briefly ceased making rent payments during the second quarter of 2009, it subsequently resumed paying rent to us substantially in accordance with the terms stated in its lease. In October 2009 we terminated the existing lease and signed a new lease with Wagon Automotive Nagold GmbH on substantially the same terms (Note 10). Wagon Automotive GmbH and Wagon Automotive Nagold GmbH accounted for approximately 3% and 5% of our lease revenue for the nine months ended September 30, 2009, respectively. If additional tenants encounter financial difficulties as a result of the current economic environment, our cash flows could be negatively impacted.
Cash Requirements
During the next twelve months, we expect that cash payments will include making scheduled mortgage principal payments (neither we nor our venture partners have any balloon payments on our mortgage obligations until 2012), paying distributions to shareholders and to our affiliates who hold noncontrolling interests in entities we control, reimbursing the advisor for costs incurred on our behalf and paying normal recurring operating expenses, such as fees to the advisor for services performed and rent. We expect to continue to use funds raised from our public offering to invest in new properties.
Off-Balance Sheet Arrangements and Contractual Obligations
The table below summarizes our off-balance sheet arrangements and contractual obligations as of September 30, 2009 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 years
Non-recourse and limited-recourse debt — principal	$275,593	$5,304	$11,609	$119,539	$139,141
Deferred acquisition fees	6,769	3,252	3,517	—	—
Interest on borrowings and deferred acquisition fees	119,662	17,313	33,197	31,578	37,574
Build-to-suit commitments (b)	4,717	4,717	—	—	—
Operating and other lease commitments (c)	636	86	178	184	188

	$407,377	$30,672	$48,501	$151,301	$176,903

(a)	Represents organization and offering costs payable to the advisor and its subsidiaries in connection with the offering of our securities.

(b)	Represents remaining build-to-suit commitment for a project in Glendale Heights, IN. Estimated total construction costs for the project are currently projected to be $31.0 million, of which $26.3 million was funded as of September 30, 2009.

(c)	Operating and other lease commitments consist of our share of future minimum rents payable under an office cost-sharing agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities. Amounts under the cost-sharing agreement are allocated among the entities based on gross revenues and are adjusted quarterly. We anticipate that our share of future minimum lease payments will increase significantly as we continue to invest the proceeds of our offering.
Amounts in the table above related to our foreign operations are based on the exchange rate of the local currencies as of September 30, 2009. As of September 30, 2009, we had no material capital lease obligations for which we are the lessee, either individually or in the aggregate.
We have investments in unconsolidated ventures that own single-tenant properties net leased to corporations. All of the underlying investments are owned with our affiliates. Summarized financial information for these ventures and our ownership interest in the ventures at September 30, 2009 are presented below. Summarized financial information provided represents the total amount attributable to the ventures and does not represent our proportionate share (dollars in thousands):

	Ownership
	Interest at		Total Third
Lessee	September 30, 2009	Total Assets	Party Debt	Maturity Date
Berry Plastics	50%	$86,735	$29,000	3/2012
Tesco plc (a)	49%	101,076	51,007	6/2016

		$187,811	$80,007

(a)	Dollar amounts shown are based on the exchange rate of the Euro as of September 30, 2009. We acquired this investment in July 2009.
Subsequent Event
In October 2009, we entered into an investment in Poland at a total cost of approximately $15.0 million, based on the exchange rate of the Euro at the date of acquisition.
CPA®:17 — Global 9/30/2009 10-Q — 27

Item 3. Quantitative and Qualitative Disclosures About Market Risk
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
We own CMBS that are fully collateralized by a portfolio of commercial mortgages or commercial mortgage-related securities to the extent consistent with the requirements for qualification as a REIT. CMBS are instruments that directly or indirectly represent a participation in, or are secured by and payable from, one or more mortgage loans secured by commercial real estate. In most cases, CMBS distribute principal and interest payments on the mortgages to investors. Interest rates on these instruments can be fixed or variable. Some classes of CMBS may be entitled to receive mortgage prepayments before other classes do. Therefore, the prepayment risk for a particular instrument may be different than for other CMBS. The value of our CMBS investments is also subject to fluctuation based on changes in interest rates, economic conditions and the creditworthiness of lessees at the mortgaged properties. At September 30, 2009, we estimate that the aggregate fair value of our CMBS investments was $3.7 million.
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
We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our venture partners may obtain variable rate mortgage loans and, as a result, may enter into interest rate swap agreements or interest rate cap agreements with lenders that effectively convert the variable rate debt service obligations of the loan to a fixed rate. Interest rate swaps are agreements in which a series of interest rate flows are exchanged over a specific period, and interest rate caps limit the borrowing rate of variable rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments designated as cash flow hedges on the forecasted interest payments on the debt obligation. The notional, or face, amount on which the swaps or caps are based is not exchanged. Our objective in using such derivatives is to limit our exposure to interest rate movements. At September 30, 2009, we estimate that the fair value of our interest rate cap, which is included in Other assets, net in the consolidated financial statements, was $2.7 million, inclusive of amounts attributable to noncontrolling interests of $1.2 million (Note 10).
In connection with a German investment in August 2008, a venture in which we and an affiliate have 67% and 33% interests, respectively, and which we consolidate, obtained a participation right in an interest rate swap obtained by the lender of the non-recourse mortgage financing on the transaction. This participation right is deemed to be an embedded credit derivative. This derivative instrument had no fair value as of September 30, 2009.
We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed-rate basis. At September 30, 2009, our non-recourse and limited-recourse debt bore interest at fixed rates that ranged from 6.2% to 8.0% or bore interest at a variable rate of 5.1%. The maximum interest rate on our variable rate debt has been capped at 8.8% through the use of an interest rate cap instrument The estimated fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at September 30, 2009 (in thousands):
CPA®:17 — Global 9/30/2009 10-Q — 28

	2009	2010	2011	2012	2013	Thereafter	Total	Fair value
Fixed rate debt	$706	$2,924	$3,127	$3,339	$3,560	$142,187	$155,843	$142,745
Variable rate debt	$596	$2,461	$2,590	$2,725	$2,868	$108,510	$119,750	$119,750
The estimated fair value of our fixed rate debt is affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of such debt by an aggregate increase of $8.3 million or an aggregate decrease of $7.6 million, respectively. At September 30, 2009, the interest rate cap on our variable rate debt was not being utilized, and therefore our annual interest expense on this debt would increase or decrease by $1.2 million for each respective 1% change in annual interest rates.
Foreign Currency Exchange Rate Risk
We own international investments in the European Union, and as a result we are exposed to foreign currency exchange rate movements in the Euro and the British Pound Sterling, which may affect future costs and cash flows. Although all of our foreign investments to date were conducted in these currencies, we are likely to conduct business in other currencies as we seek to invest funds from our offering internationally. We manage foreign currency exchange rate movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the same currency. We are generally a net receiver of these currencies (we receive more cash than we pay out), and therefore our foreign operations benefit from a weaker U.S. dollar, and are adversely affected by a stronger U.S. dollar, relative to the foreign currency. We recognized realized foreign currency transaction losses of $2.5 million during the nine months ended September 30, 2009. These losses are included in Other income and expenses in the consolidated financial statements and were primarily due to changes in the value of foreign currency on deposits held for new investments.
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
Our chief executive officer and acting chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of September 30, 2009 at a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
CPA®:17 — Global 9/30/2009 10-Q — 29

PART II
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
For the three months ended September 30, 2009, we issued 84,996 restricted shares of our common stock to the advisor as consideration for asset management fees. These shares were issued at $10.00 per share, which represents our initial offering price. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(2) of the Securities Act of 1933, the shares issued were exempt from registration. In acquiring our shares, the advisor represented that such interests were being acquired by it for the purposes of investment and not with a view to the distribution thereof.
We intend to use the net proceeds of our offering to invest in a diversified portfolio of income-producing commercial properties and other real estate related assets. The following table sets forth the use of proceeds from our offering of common stock, which commenced in December 2007 pursuant to a registration statement (No. 333-140842) that was declared effective in November 2007, at September 30, 2009 (in thousands, except share amounts):

Shares registered	200,000,000
Aggregate price of offering amount registered	$2,000,000
Shares sold (a)	63,935,125
Aggregated offering price of amount sold	$638,835
Direct or indirect payments to directors, officers, general partners of the issuer or their associates; to persons owning ten percent or more of any class of equity securities of the issuer; and to affiliates of the issuer	(63,791)
Direct or indirect payments to others	(7,267)

Net offering proceeds to the issuer after deducting expenses	567,777
Purchases of real estate related assets	(205,044)

Temporary investments in cash and cash equivalents	$362,733

(a)	Excludes shares issued to affiliates, including our advisor, and excludes shares issued pursuant to our distribution reinvestment and stock purchase plan.
The following table provides information with respect to repurchases of our common stock during the three months ended September 30, 2009:
Issuer Purchases of Equity Securities

Maximum number (or
			Total number of shares	approximate dollar value)
			purchased as part of	of shares that may yet be
	Total number of	Average price	publicly announced	purchased under the
2009 Period	shares purchased(a)	paid per share	plans or programs(a)	plans or programs(a)
July	—	—	N/A	N/A
August	—	—	N/A	N/A
September	82,563	$9.30	N/A	N/A

Total	82,563

(a)	Represents shares of our common stock purchased under our redemption plan, pursuant to which we may elect to redeem shares at the request of our shareholders who have held their shares for at least one year from the date of their issuance, subject to certain conditions and limitations. The maximum amount of shares purchasable by us in any period depends on a number of factors and is at the discretion of our board of directors. The redemption plan will terminate if and when our shares are listed on a national securities market.
CPA®:17 — Global 9/30/2009 10-Q — 30

Item 6. Exhibits

Exhibit No.	Description	Method of Filing
10.1	Amended and Restated Advisory Agreement dated as of October 1, 2009 among Corporate Property Associates 17—Global Incorporated, CPA:17 Limited Partnership and Carey Asset Management Corp.	Incorporated by reference to Registration Statement on Form S-11 (File No. 333-140842) filed November 4, 2009

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
CPA®:17 — Global 9/30/2009 10-Q — 31

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Corporate Property Associates 17 — Global Incorporated
Date 11/13/2009	By:	/s/ Mark J. DeCesaris
Mark J. DeCesaris
Managing Director and Acting Chief Financial Officer (Principal Financial Officer)

Date 11/13/2009	By:	/s/ Thomas J. Ridings, Jr.
Thomas J. Ridings, Jr.
Executive Director and Chief Accounting Officer (Principal Accounting Officer)

CPA®:17 — Global 9/30/2009 10-Q — 32