Form 10-K
period 2009-12-31
Corporate Property Associates 17 - Global INC
filed 2010-03-26
CIK 1390213

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Registrant has no active market for its common stock. Non-affiliates held 52,216,525 shares of common stock at June 30, 2009.
As of March 18, 2010, there were 92,612,477 shares of common stock of registrant outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant incorporates by reference its definitive Proxy Statement with respect to its 2010 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of its fiscal year, into Part III of this Annual Report on Form 10-K.

Forward-Looking Statements
This Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties and other factors that may materially affect our future results, performance, achievements or transactions. Information on factors which could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this report as well as in our other filings with the Securities and Exchange Commission (the “SEC”), including but not limited to those described below in Item 1A. Risk Factors of this Report. We do not undertake to revise or update any forward-looking statements. Additionally, a description of our critical accounting estimates is included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this Report.
CPA®:17 2009 10-K — 1

PART I

Item 1.	Business.
(a) General Development of Business
Overview:
Corporate Property Associates 17 – Global Incorporated (together with its consolidated subsidiaries, “we”, “us” or “our”) is a publicly owned, non-actively traded real estate investment trust (“REIT”) and was formed as a Maryland corporation in February 2007 for the purpose of investing in a diversified portfolio of income-producing commercial properties and other real estate related assets, both domestically and outside the United States (“U.S.”). As a REIT, we are not subject to United States (“U.S.”) federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions and other factors. We conduct substantially all of our investment activities and own all of our assets through CPA:17 Limited Partnership, our operating partnership. We are a general partner and a limited partner and own a 99.985% capital interest in the operating partnership. W. P. Carey Holdings, LLC (“Carey Holdings”), an indirect subsidiary of W. P. Carey & Co. LLC (“WPC”), holds a special general partner interest in the operating partnership.
Our core investment strategy is to acquire, own and manage a portfolio of commercial properties leased to a diversified group of companies on a single tenant net lease basis. Our net leases generally require the tenant to pay substantially all of the costs associated with operating and maintaining the property, such as maintenance, insurance, taxes, structural repairs and other operating expenses. Leases of this type are referred to as triple-net leases. We may also seek to expand our portfolio to include other types of real estate investments as opportunities arise.
We are externally managed by WPC through certain of its wholly-owned subsidiaries (collectively, the “advisor”). WPC is a publicly-traded company listed on the New York Stock Exchange under the symbol “WPC.” The advisor provides both strategic and day-to-day management services for us, including capital funding services, investment research and analysis, investment financing and other investment related services, asset management, disposition of assets, investor relations and administrative services. The advisor also provides office space and other facilities for us. We pay asset management fees and certain transactional fees to the advisor and also reimburse the advisor for certain expenses, including broker-dealer commissions the advisor pays on our behalf, marketing costs and personnel provided for administration of our operations. The advisor also serves in this capacity currently for other REITs that it formed under the Corporate Property Associates brand: Corporate Property Associates 14 Incorporated (“CPA®:14”), Corporate Property Associates 15 Incorporated (“CPA®:15”) and Corporate Property Associates 16 – Global Incorporated (“CPA®:16 – Global”), collectively, including us, the “CPA® REITs.”
In February 2007, WPC purchased 22,222 shares of our common stock for $0.2 million and was admitted as our initial shareholder. WPC purchased its shares at $9.00 per share, net of commissions and fees that would have otherwise been payable to Carey Financial, LLC (“Carey Financial”), a subsidiary of WPC. In addition, in July 2008, Carey Holdings made a capital contribution to us of $0.3 million.
In November 2007, our registration statement on Form S-11 (File No. 333-140842), covering an initial public offering of up to 200,000,000 shares of common stock at $10.00 per share, was declared effective by the SEC under the Securities Act of 1933, as amended (the “Securities Act”). The registration statement also covers the offering of up to 50,000,000 shares of common stock at $9.50 pursuant to our distribution reinvestment and stock purchase plan. Our shares are initially being offered on a “best efforts” basis by Carey Financial and selected other dealers.
In November 2007, our articles of incorporation were amended to increase the number of shares authorized to 450,000,000 consisting of 400,000,000 shares of common stock, $0.001 par value per share and 50,000,000 shares of preferred stock, $0.001 par value per share.
Our principal executive offices are located at 50 Rockefeller Plaza, New York, NY 10020 and our telephone number is (212) 492-1100. We have no employees. The advisor employs 156 individuals who are available to perform services for us.
Significant Developments during 2009:
Public Offering — Since beginning fundraising in December 2007, we have raised more than $900 million through the date of this Report, of which $342 million, $437 million and $121 million was raised during 2008, 2009 and 2010, respectively.
CPA®:17 2009 10-K — 2

Acquisition Activity — During 2009, we completed investments totaling $486.8 million, including a transaction with The New York Times Company (the “New York Times transaction”) totaling $233.7 million and a contribution to an equity investment in real estate of $45.9 million. WPC and two of our affiliated CPA® REITS have noncontrolling interests in the New York Times transaction totaling $104.1 million.
Financing Activity — During 2009, we obtained mortgage financing totaling $171.7 million, inclusive of amounts attributable to noncontrolling interests totaling $63.2 million, with a weighted average annual interest rate and term of up to 8.3% and 6.1 years, respectively. Included in this amount is $119.8 million of mortgage financing obtained in connection with the New York Times transaction, inclusive of amounts attributable to noncontrolling interests totaling $53.9 million. Additionally, our share of financing obtained by two unconsolidated ventures totaled $38.8 million, with a weighted average annual interest rate and term of up to 8.0% and 5.9 years, respectively.
Impairment Charges — During 2009, we incurred other-than-temporary impairment charges totaling $17.1 million related to our commercial mortgage-backed securities (“CMBS”) portfolio, of which $15.6 million related to expected credit losses was recognized in earnings and $1.5 million related to the illiquidity of these assets was recognized in Other comprehensive loss in equity. In addition, we incurred impairment charges totaling $8.3 million in connection with two German properties following the tenants’ financial distress or bankruptcy proceedings and incurred other-than-temporary impairment charges of $2.9 million on an equity investment in real estate to reduce its carrying value to the estimated fair value of the underlying venture’s net assets.
(b) Financial Information About Segments
We operate in one industry segment, real estate ownership, with domestic and foreign investments. Refer to the Segment Information footnote in the consolidated financial statements for financial information about this segment.
(c) Narrative Description of Business
Business Objectives and Strategy
Our objectives are to:
•	provide attractive risk-adjusted returns for our shareholders;

•	generate sufficient cash flow over time to provide investors with increasing distributions;

•	seek investments with potential for capital appreciation; and

•	use leverage to enhance the returns on our investments.
We seek to achieve these objectives by investing in a portfolio of income-producing commercial properties leased to a diversified group of companies on a net lease basis.
As opportunities arise, we may also seek to expand our portfolio to include other types of real estate investments, such as the following:
•	equity investments in real properties that are not net leased to a single tenant under long-term leases and may include partially leased properties, multi-tenanted properties, vacant or undeveloped properties and properties subject to short-term net leases, among others:

•	mortgage loans secured by commercial real properties;

•	subordinated interests in first mortgage real estate loans, or B Notes;

•	mezzanine loans related to commercial real estate that are senior to the borrower’s equity position but subordinated to other third-party financing;

•	CMBS;

•	equity and debt securities (including preferred equity and other higher-yielding structured debt and equity investments) and other interests issued by entities that are engaged in real-estate related businesses, including real estate funds and other REITs; and

•	credit-based investments.
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
CPA®:17 2009 10-K — 3

Our Portfolio
At December 31, 2009, our portfolio was comprised of our full or partial ownership interests in 39 fully occupied properties, substantially all of which were triple-net leased to 17 tenants, and totaled approximately 6 million square feet (on a pro rata basis). Our portfolio has the following property and lease characteristics:
Geographic Diversification
Information regarding the geographic diversification of our properties at December 31, 2009 is set forth below (dollars in thousands):

	Consolidated Investments		Equity Investments in Real Estate (b)
	Annualized	% of Annualized	Annualized	% of Annualized
	Contractual Lease	Contractual	Contractual Lease	Contractual
Region	Revenue (a)	Lease Revenue	Revenue (a)	Lease Revenue
United States
East	$31,475	53%	$697	10%
South	6,187	10	—	—
Midwest	5,380	9	2,623	38
West	3,073	5	—	—

Total U.S.	46,115	77	3,320	48

International
Europe (c)	13,812	23	3,540	52

Total	$59,927	100%	$6,860	100%

(a)	Reflects annualized contractual minimum base rent for the fourth quarter of 2009.

(b)	Reflects our pro rata share of annualized contractual minimum base rent for the fourth quarter of 2009 from equity investments in real estate.

(c)	Reflects investments in Germany, Hungary, Poland, Spain and the United Kingdom.
Property Diversification
Information regarding our property diversification at December 31, 2009 is set forth below (dollars in thousands):

	Consolidated Investments		Equity Investments in Real Estate (b)
	Annualized	% of Annualized	Annualized	% of Annualized
	Contractual Lease	Contractual	Contractual Lease	Contractual
Property Type	Revenue (a)	Lease Revenue	Revenue (a)	Lease Revenue
Office	$32,923	55%	$—	—%
Retail	11,219	19	—	—
Industrial	9,157	15	3,320	48
Education	2,442	4	—	—
Warehouse/Distribution	1,996	3	3,540	52
Other Properties	2,190	4	—	—

Total	$59,927	100%	$6,860	100%

(a)	Reflects annualized contractual minimum base rent for the fourth quarter of 2009.

(b)	Reflects our pro rata share of annualized contractual minimum base rent for the fourth quarter of 2009 from equity investments in real estate.

(c)	Other properties include a transportation facility.
CPA®:17 2009 10-K — 4

Tenant Diversification
Information regarding our tenant diversification at December 31, 2009 is set forth below (dollars in thousands):

	Consolidated Investments		Equity Investments in Real Estate (c)
	Annualized	% of Annualized	Annualized	% of Annualized
	Contractual Lease	Contractual	Contractual Lease	Contractual
Tenant Industry (a)	Revenue (b)	Lease Revenue	Revenue (b)	Lease Revenue
Media: Printing and Publishing	$24,188	40%	$—	—%
Electronics	6,874	11	—	—
Healthcare, Education and Childcare	6,065	10	—	—
Leisure, Amusement, Entertainment	5,771	10	—	—
Retail Stores	5,448	9	3,540	52
Textiles, Leather and Apparel	4,590	8	—	—
Machine (Manufacturing)	2,703	5	—	—
Transportation — Personal	2,167	4	—	—
Automobile	1,886	3	—	—
Mining, Metals, and Primary Metal Industries	235	—	—	—
Chemicals, Plastics, Rubber, and Glass	—	—	3,320	48

Total	$59,927	100%	$6,860	100%

(a)	Based on the Moody’s Investors Service (“Moody’s”) classification system and information provided by the tenant.

(b)	Reflects annualized contractual minimum base rent for the fourth quarter of 2009.

(c)	Reflects our pro rata share of annualized contractual minimum base rent for the fourth quarter of 2009 from equity investments in real estate.
Lease Expirations
At December 31, 2009, lease expirations at our properties were as follows (dollars in thousands):

	Consolidated Investments		Equity Investments in Real Estate (b)
	Annualized	% of Annualized	Annualized	% of Annualized
	Contractual Lease	Contractual	Contractual Lease	Contractual
Year of Lease Expiration	Revenue (a)	Lease Revenue	Revenue (a)	Lease Revenue
2010 - 2022	$—	—%	$—	—%
2023	1,886	3	—	—
2024	32,122	53	3,540	52
2025 - 2026	—	—	—	—
2027	1,197	2	—	—
2028	15,601	26	3,320	48
2029	6,954	12	—	—
2030 - 2034	2,167	4	—	—

Total	$59,927	100%	$6,860	100%

(a)	Reflects annualized contractual minimum base rent for the fourth quarter of 2009.

(b)	Reflects our pro rata share of annualized contractual minimum base rent for the fourth quarter of 2009 from equity investments in real estate.
CPA®:17 2009 10-K — 5

Asset Management
Our advisor is responsible for all aspects of our operations, including selecting our investments, formulating and evaluating the terms of each proposed acquisition, arranging for the acquisition of the investment, negotiating the terms of borrowings, managing our day-to-day operations and arranging for and negotiating sales of assets. With respect to our net lease investments, asset management functions include restructuring transactions to meet the evolving needs of current tenants, re-leasing properties, refinancing debt, selling assets and utilizing knowledge of the bankruptcy process. The advisor monitors, on an ongoing basis, compliance by tenants with their lease obligations and other factors that could affect the financial performance of any of our properties. Monitoring involves receiving assurances that each tenant has paid real estate taxes, assessments and other expenses relating to the properties it occupies and confirming that appropriate insurance coverage is being maintained by the tenant. For international compliance, the advisor also utilizes third party asset managers. The advisor reviews financial statements of our tenants and undertakes regular physical inspections of the condition and maintenance of our properties. Additionally, the advisor periodically analyzes each tenant’s financial condition, the industry in which each tenant operates and each tenant’s relative strength in its industry. With respect to other real estate related assets such as mortgage loans, B Notes and mezzanine loans, asset management operations include evaluating potential borrowers’ creditworthiness, operating history and capital structure. With respect to any investments in CMBS or other mortgage related instruments that we may make, the advisor will be responsible for selecting, acquiring and facilitating the acquisition or disposition of such investments, including monitoring the portfolio on an ongoing basis. Our advisor also monitors our portfolio to ensure that investments in equity and debt securities of companies engaged in real estate activities do not require us to register as an “investment company.”
Our board of directors has authorized our advisor to retain one or more subadvisors with expertise in our target asset classes to assist our advisor with investment decisions and asset management. If our advisor retains any subadvisor, our advisor will pay the subadvisor a portion of the fees that it receives from us.
Holding Period
We intend to hold our investments in real property for an extended period depending on the type of investment. We may dispose of other types of investments, such as investments in securities, more frequently. The determination of whether a particular asset should be sold or otherwise disposed of will be made after consideration of relevant factors, including prevailing economic conditions, with a view to achieving maximum capital appreciation for our shareholders or avoiding increases in risk. No assurance can be given that this objective will be realized.
Our intention is to consider alternatives for providing liquidity for our shareholders generally commencing eight years following the investment of substantially all of the net proceeds of our initial public offering. We may provide liquidity for our shareholders through sales of assets, either on a portfolio basis or individually, a listing of our shares on a stock exchange, a merger (which may include a merger with one or more of our affiliated CPA® REITs and/or with the advisor) or another transaction approved by our board of directors and, if required by law, our shareholders. We are under no obligation to liquidate our portfolio within any particular period since the precise timing will depend on real estate and financial markets, economic conditions of the areas in which the properties are located and tax effects on shareholders that may prevail in the future. Furthermore, there can be no assurance that we will be able to consummate a liquidity event. In the most recent instances in which CPA® REIT shareholders were provided with liquidity, the liquidating entity merged with another, later-formed CPA® REIT. In each of these transactions, shareholders of the liquidating entity were offered the opportunity to exchange their shares either for shares of the merged entity or for cash or a short-term note.
Financing Strategies
Our strategy is to borrow, generally, on a non-recourse basis. We will generally borrow in the same currency in which we receive income from the investment or in which we make an investment for which we are seeking financing. This will enable us to mitigate a portion of our currency risk on international investments. We currently estimate that we will borrow, on average, approximately 65% of the value of our investments. Aggregate borrowings on our portfolio as a whole may not exceed, on average, the lesser of 75% of the total costs of all investments or 300% of our net assets unless the excess is approved by a majority of the independent directors and disclosed to shareholders in our next quarterly report, along with the reason for the excess. Net assets are our total assets (other than intangibles), valued at cost before deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities.
A lender on non-recourse mortgage debt generally has recourse only to the asset collateralizing such debt and not to any of our other assets, while unsecured financing would give a lender recourse to all of our assets. The use of non-recourse debt, therefore, helps us to limit the exposure of our assets to any one debt obligation. Lenders may, however, have recourse to our other assets in limited circumstances not related to the repayment of the indebtedness, such as under an environmental indemnity or in the case of fraud. Lenders may also seek to include in the terms of mortgage loans change of control provisions making the termination or replacement of the advisor an event of default or an event requiring the immediate repayment of the full outstanding balance of the loan. We will attempt to negotiate loan terms allowing us to replace or terminate the advisor. Even if we are successful in negotiating such provisions, the replacement or termination of the advisor may require the prior written consent of the mortgage lenders.
CPA®:17 2009 10-K — 6

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
Target Investments
We currently expect that, for at least the first few years of our operations, most of our investments will be long-term net leases. As opportunities arise, we may also seek to expand our portfolio to include other types of real estate investments, as described below.
Real Estate Properties
Long-Term Net Leased Assets
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
Tenant/Borrower Evaluation — The advisor evaluates each potential tenant or borrower for their creditworthiness, typically considering factors such as management experience; industry position and fundamentals; operating history and capital structure, as well as other factors that may be relevant to a particular investment. The advisor seeks opportunities in which it believes the tenant may have a stable or improving credit profile or the credit profile has not been recognized by the market. In evaluating a possible investment, the creditworthiness of a tenant or borrower will often be a more significant factor than the value of the underlying real estate, particularly if the underlying property is specifically suited to the needs of the tenant; however, in certain circumstances where the real estate is attractively valued, the creditworthiness of the tenant may be a secondary consideration. Whether a prospective tenant or borrower is creditworthy will be determined by the advisor’s investment department and its investment committee, as described below. However, creditworthy does not mean “investment grade.”
Properties Important to Tenant/Borrower Operations — The advisor will focus on properties that it believes are essential or important to the ongoing operations of the tenant. The advisor believes that these properties provide better protection in the event of a bankruptcy, since a tenant/borrower is less likely to risk the loss of a critically important lease or property in a bankruptcy proceeding or otherwise.
Diversification — The advisor will attempt to diversify our portfolio to avoid dependence on any one particular tenant, borrower, collateral type, geographic location or tenant/borrower industry. By diversifying our portfolio, the advisor seeks to reduce the adverse effect of a single under-performing investment or a downturn in any particular industry or geographic region.
Lease Terms — Generally, the net leased properties in which we invest will be leased on a full recourse basis to our tenants or their affiliates. In addition, the advisor seeks to include a clause in each lease that provides for increases in rent over the term of the lease. These increases are fixed or tied generally to increases in indices such as the Consumer Price Index (“CPI”), or other similar indices in the jurisdiction in which the property is located, but may contain caps or other limitations either on an annual or overall basis. Further, in some jurisdictions (notably Germany), these clauses must provide for rent adjustments based on increases or decreases in the relevant index. In the case of retail stores and hotels, the lease may provide for participation in gross revenues of the tenant at the property above a stated level. Alternatively, a lease may provide for mandated rental increases on specific dates or other methods.
CPA®:17 2009 10-K — 7

Collateral Evaluation — The advisor reviews the physical condition of the property and conducts a market evaluation to determine the likelihood of replacing the rental stream if the tenant defaults or of a sale of the property in such circumstances. The advisor will also generally engage a third party to conduct, or require the seller to conduct, Phase I or similar environmental site assessments (including a visual inspection for the potential presence of asbestos) in an attempt to identify potential environmental liabilities associated with a property prior to its acquisition. If potential environmental liabilities are identified, the advisor will generally require that identified environmental issues be resolved by the seller prior to property acquisition or, where such issues cannot be resolved prior to acquisition, require tenants contractually to assume responsibility for resolving identified environmental issues post-closing and provide indemnification protections against any potential claims, losses or expenses arising from such matters. Although the advisor generally relies on its own analysis in determining whether to make an investment, each real property purchased by us will be appraised by an appraiser that is independent of the advisor, prior to acquisition. All independent appraisers must be approved by our independent directors. The contractual purchase price (plus acquisition fees, but excluding acquisition expenses, payable to the advisor) for a real property we acquire will not exceed its appraised value, unless approved by our independent directors. The appraisals may take into consideration, among other things, the terms and conditions of the particular lease transaction, the quality of the lessee’s credit and the conditions of the credit markets at the time the lease transaction is negotiated. The appraised value may be greater than the construction cost or the replacement cost of a property, and the actual sale price of a property if sold by us may be greater or less than the appraised value. In cases of special purpose real estate, a property is examined in light of the prospects for the tenant/borrower’s enterprise and the financial strength and the role of that asset in the context of the tenant/borrower’s overall viability. Operating results of properties and other collateral may be examined to determine whether or not projected income levels are likely to be met. The advisor also considers factors particular to the laws of foreign countries in addition to the risks normally associated with real property investments, when considering an investment outside the U.S.
Transaction Provisions to Enhance and Protect Value — The advisor attempts to include provisions in our leases it believes may help protect our investment from changes in the operating and financial characteristics of a tenant that may affect its ability to satisfy its obligations to us or reduce the value of our investment, such as requiring our consent to specified tenant activity, requiring the tenant to provide indemnification protections, and requiring the tenant to satisfy specific operating tests. The advisor may also seek to enhance the likelihood of a tenant’s lease obligations being satisfied through a guaranty of obligations from the tenant’s corporate parent or other entity or a letter of credit. This credit enhancement, if obtained, provides us with additional financial security. However, in markets where competition for net lease transactions is strong, some or all of these provisions may be difficult to negotiate. In addition, in some circumstances, tenants may require a right to purchase the property leased by the tenant. The option purchase price is generally the greater of the contract purchase price and the fair market value of the property at the time the option is exercised.
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
Mortgage Loans Secured by Commercial Real Properties
We may invest in commercial mortgages and other commercial real estate interests consistent with the requirements for qualification as a REIT. We may originate or acquire interests in mortgage loans, which may pay fixed or variable interest rates or have “participating” features. We may also invest in secured corporate loans, which are loans collateralized by real property, personal property connected to real property (i.e., fixtures) and/or personal property, on which another lender may hold a first priority lien.
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
CPA®:17 2009 10-K — 8

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
Commercial Mortgage-Backed Securities
We have invested in, and may in the future invest in, mortgage-backed securities and other mortgage related or asset-backed instruments, including CMBS issued or guaranteed by agencies of the U.S. Government, non-agency mortgage instruments, and collateralized mortgage obligations that are fully collateralized by a portfolio of mortgages or mortgage related securities to the extent consistent with the requirements for qualification as a REIT. In most cases, mortgage-backed securities distribute principal and interest payments on the mortgages to investors. Interest rates on these instruments can be fixed or variable. Some classes of mortgage-backed securities may be entitled to receive mortgage prepayments before other classes do. Therefore, the prepayment risk for a particular instrument may be different than for other mortgage-related securities.
Equity and Debt Securities of Companies Engaged in Real Estate Activities, including other REITs
We may invest in equity and debt securities (including common and preferred stock, as well as limited partnership or other interests) of companies engaged in real estate activities. Companies engaged in real estate activities and real estate related investments may include, for example, companies engaged in the net lease business, REITs that either own properties or make construction or mortgage loans, real estate developers, companies with substantial real estate holdings and other companies whose products and services are related to the real estate industry, such as building supply manufacturers, mortgage lenders or mortgage servicing companies. Such securities may or may not be readily marketable and may or may not pay current dividends or other distributions. We may acquire all or substantially all of the securities or assets of companies engaged in real estate related activities where such investment would be consistent with our investment policies and our status as a REIT. In any event, we do not intend that our investments in securities will require us to register as an “investment company” under the Investment Company Act, and we intend to generally divest appropriate securities before any such registration would be required.
Investment Decisions
The advisor’s investment department, under the oversight of its chief investment officer, is primarily responsible for evaluating, negotiating and structuring potential investment opportunities for us, the CPA® REITs and WPC. Before an investment is made, the transaction is generally reviewed by the advisor’s investment committee. The investment committee is not directly involved in originating or negotiating potential investments, but instead functions as a separate and final step in the acquisition process. The advisor places special emphasis on having experienced individuals serve on its investment committee. The advisor generally will not invest in a transaction on our behalf unless it is approved by the investment committee, except that investments with a total purchase price of $10 million or less may be approved by either the chairman of the investment committee or the advisor’s chief investment officer (up to, in the case of investments other than long-term net leases, a cap of $30 million or 5% of our estimated net asset value, whichever is greater, provided that such investments may not have a credit rating of less than BBB-). For transactions that meet the investment criteria of more than one CPA® REIT, the chief investment officer has discretion to allocate the investment to or among the CPA® REITs. In cases where two or more CPA® REITs (or one or more CPA® REIT and WPC) will hold the investment, a majority of the independent directors of each CPA® REIT investing in the property must also approve the transaction.
The following people currently serve on the investment committee:
•	Nathaniel S. Coolidge, Chairman — Former senior vice president and head of the bond and corporate finance department of John Hancock Mutual Life Insurance (currently known as John Hancock Life Insurance Company). Mr. Coolidge’s responsibilities included overseeing its entire portfolio of fixed income investments.
•	Trevor P. Bond — Co-founder of Credit Suisse’s real estate equity group. Currently managing member of private investment vehicle, Maidstone Investment Co., LLC.
•	Axel K. A. Hansing — Currently serving as a senior partner at Coller Capital, Ltd., a global leader in the private equity secondary market, and is responsible for investment activity in parts of Europe, Turkey and South Africa.
•	Frank J. Hoenemeyer — Former vice chairman and chief investment officer of the Prudential Insurance Company of America. As chief investment officer, he was responsible for all of Prudential Insurance Company of America’s investments including stocks, bonds and real estate.
CPA®:17 2009 10-K — 9

•	Dr. Lawrence R. Klein — Currently serving as professor emeritus of economics and finance at the University of Pennsylvania and its Wharton School. Recipient of the 1980 Nobel Prize in economic sciences and former consultant to both the Federal Reserve Board and the President’s Council of Economic Advisors.
•	Nick J. M. van Ommen — Former chief executive officer of the European Public Real Estate Association promoting, developing and representing the European public real estate sector.
•	Dr. Karsten von Köller — Currently chairman of Lone Star Germany GmbH, deputy chairman of the Supervisory Board of Corealcredit Bank AG, deputy chairman of the Supervisory Board of MHB Bank AG, and vice chairman of the Supervisory Board of IKB Deutsche Industriebank AG. Former chief executive officer of Eurohypo AG.
The advisor is required to use its best efforts to present a continuing and suitable investment program to us but is not required to present to us any particular investment opportunity, even if it is of a character that, if presented, could be taken by us.
Segments
We operate in one industry segment, real estate ownership, with domestic and foreign investments. For 2009, the following tenants each represented more than 10% of our total lease revenues, inclusive of noncontrolling interests: The New York Times Company (46%) and Life Time Fitness, Inc. (14%). Berry Plastics Corporation, Berry Plastics Holding Corporation and Berry Plastics Acquisition Corporation VII (collectively, “Berry Plastics”) are the tenants of three properties pursuant to a net lease with BPLAST LANDLORD LLC, a material equity investment of the Company. Separate audited financial statements of BPLAST LANDLORD LLC are included in this Report (Item 15 (a) (2)).
Competition
In raising funds for investment, we face competition from other funds with similar investment objectives that seek to raise funds from investors through publicly registered, non-traded funds, publicly-traded funds and private funds such as hedge funds. In addition, we face broad competition from other forms of investment.
While historically we faced active competition from many sources for investment opportunities in commercial properties net leased to major corporations both domestically and internationally, there was a decrease in such competition as a result of the recent deterioration in the credit and real estate financing markets. In general, we believe the advisor’s experience in real estate, credit underwriting and transaction structuring should allow us to compete effectively for commercial properties and other real estate related assets. However, competitors may be willing to accept rates of returns, lease terms, other transaction terms or levels of risk that we may find unacceptable.
Environmental Matters
We will generally invest in properties that are currently or historically used for commercial purposes, including industrial and manufacturing properties. Under various federal, state and local environmental laws and regulations, current and former owners and operators of property may have liability for the cost of investigating, cleaning up or disposing of hazardous materials released at, on, under, in or from the property. These laws typically impose responsibility and liability without regard to whether the owner or operator knew of or was responsible for the presence of hazardous materials or contamination, and liability under these laws is often joint and several. Third parties may also make claims against owners or operators of properties for personal injuries and property damage associated with releases of hazardous materials. As part of our efforts to mitigate these risks, we typically engage third parties to perform assessments of potential environmental risks when evaluating a new acquisition of property, and we intend to frequently obtain contractual protection (indemnities, cash reserves, letters of credit or other instruments) from property sellers, tenants, a tenant’s parent company or another third party to address known or potential environmental issues.
Transactions with Affiliates
We have and expect in the future to enter into transactions with our affiliates, including the other CPA® REITs and WPC or its affiliates, if we believe that doing so is consistent with our investment objectives and we comply with our investment policies and procedures. These transactions typically take the form of jointly owned ventures, direct purchases of assets, mergers or another type of transaction. Like us, the other CPA® REITs intend to consider alternatives for providing liquidity for their shareholders some years after they have invested substantially all of the net proceeds from their initial public offerings. Ventures with affiliates of WPC are permitted only if a majority of our directors (including a majority of our independent directors) not otherwise interested in the transaction approve the allocation of the transaction among the affiliates as being fair and reasonable to us and the affiliate makes its investment on substantially the same terms and conditions as us.
CPA®:17 2009 10-K — 10

(d) Financial Information About Geographic Areas
See Our Portfolio above and the Segment Information footnote of the consolidated financial statements for financial information pertaining to our geographic operations.
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
We will supply to any shareholder, upon written request and without charge, a copy of this Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the SEC.

Item 1A.	Risk Factors.
Our business, results of operations, financial condition and ability to pay distributions at the current rate could be materially adversely affected by various risks and uncertainties, including the conditions below. These risk factors may have affected, and in the future could affect, our actual operating and financial results and could cause such results to differ materially from our expectations as expressed in any forward-looking statements. You should not consider this list exhaustive. New risk factors emerge periodically, and we cannot assure you that the factors described below list all risks that may become material to us at any later time.
The current financial and economic crisis has adversely affected, and may continue to adversely affect, our business.
The full magnitude, effects and duration of the current financial and economic crisis cannot be predicted. Through the date of this Report, the primary effects of this crisis on our business have been difficulty in obtaining financing for our investments and our ability to raise new funds, and increased levels of financial distress at our tenants, as well. At the date of this Report, we have one tenant who has filed for bankruptcy and is making significantly reduced rent payments. Depending on how long and how severe this crisis is, we could in the future experience a number of additional effects on our business, including higher levels of default in the payment of rent by our tenants, additional bankruptcies and impairments in the value of our property investments. Any of these conditions may negatively affect our earnings as well as our cash flow and, consequently, our ability to sustain the payment of distributions at current levels. In addition, our earnings or cash flow may also be adversely affected by other events, such as increases in the value of the U.S. Dollar relative to other currencies in which we receive rent.
Deterioration in the credit markets could adversely affect our ability to finance or refinance investments and the ability of our tenants to meet their obligations, which could affect our ability to meet our financial objectives.
In recent periods, loans backed by real estate have become increasingly difficult to obtain, and where obtainable, rates have increased and terms have become more onerous, as compared with recent prior years. This reduction in available financing currently affects, and if it continues may have a more long-term effect, on our ability to achieve our financial objectives. Among other things, we may be unable to finance future acquisitions, which could cause potential acquisitions to fail to meet our investment criteria or, even if we determine that such criteria are met, reduce our returns until such time, if ever, as we are able to obtain financing for such investments. Even where we are able to obtain financing, higher costs of borrowing may negatively affect our profitability and cash flow. In addition, failure to obtain financing, or obtaining financing at reduced leverage ratios, will adversely affect our ability to achieve diversification in our overall portfolio, as the number of different investments we can make with our capital will be reduced.
In addition, the creditworthiness of some of our tenants has been adversely affected, and others may be adversely affected in the future, by the ongoing credit crisis and a lack of available financing to fund their business operations. Any such effects could adversely impact our tenants’ ability to meet their ongoing lease obligations to us, which could in turn adversely affect our ability to make distributions.
CPA®:17 2009 10-K — 11

Our distributions paid to date have exceeded, and future distributions may exceed, our adjusted cash flow from operating activities and our earnings in accordance with accounting principles generally accepted in the U.S. (“GAAP”).
Over the life of our company, the regular quarterly cash distributions we pay are expected to be principally sourced by adjusted cash flow from operating activities. Adjusted cash flow from operating activities represents GAAP cash flow from operating activities, adjusted primarily to reflect timing differences between the period an expense is incurred and paid, to add cash distributions we receive from equity investments in real estate in excess of equity income and to subtract cash distributions we pay to our noncontrolling partners in real estate joint ventures that we consolidate. However, we have funded a portion of our cash distributions paid to date using net proceeds from our initial public offering and may do so in the future, particularly during the early stages of the offering and until we have substantially invested the net proceeds. In addition, our distributions paid to date have exceeded our GAAP earnings and future distributions may do the same, particularly during the early stages of the offering and until we have substantially invested the net proceeds of our offering.
For U.S. federal income tax purposes, portions of the distributions we make may represent return of capital to our shareholders if they exceed our earnings and profits.
We were incorporated in February 2007 and have a very limited operating history; therefore, there is no assurance that we will be able to achieve our investment objectives.
We were incorporated in February 2007 and have a very limited operating history and a limited number of assets. We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objectives as described in this Report and that the value of your investment could decline substantially. Our financial condition and results of operations will depend on many factors, including the availability of opportunities for the acquisition of assets, readily accessible short and long-term financing, conditions in the financial markets, economic conditions generally, and the performance of our advisor. There can be no assurance that we will be able to generate sufficient cash flow over time to pay our operating expenses and make distributions to shareholders.
The offering price for shares being offered in our ongoing public offering and through our distribution reinvestment plan was determined by our board of directors and may not be indicative of the price at which the shares would trade if they were listed on an exchange or were actively traded by brokers.
The offering price of the shares being offered in our ongoing public offering and through our distribution reinvestment plan was determined by our board of directors in the exercise of its business judgment. This price may not be indicative of the price at which shares would trade if they were listed on an exchange or actively traded by brokers nor of the proceeds that a shareholder would receive if we were liquidated or dissolved or of the value of our portfolio at the time you purchased shares.
A delay in investing funds may adversely affect or cause a delay in our ability to deliver expected returns to investors and may adversely affect our performance.
We have not yet identified most of the assets to be purchased with the remaining proceeds of our ongoing public offering and our distribution reinvestment plan; therefore, there could be a substantial delay between the time you invest in shares and the time substantially all the proceeds are invested by us. Delays in investing our capital could also arise from the fact that our advisor is simultaneously seeking to locate suitable investments for the other operating CPA® REITs managed by our advisor and its affiliates. We currently expect that, if the entire offering is subscribed for, it may take up to two years after commencement of the offering or one year after the termination of our offering, if later, until our capital is substantially invested. Pending investment, the balance of the proceeds of our offering will be invested in permitted temporary investments, which include short term U.S. government securities, bank certificates of deposit and other short term liquid investments. The rate of return on those investments, which affects the amount of cash available to make distributions to shareholders, has fluctuated in recent years and most likely will be less than the return obtainable from real property or other investments. Therefore, delays in our ability to invest the proceeds of our offering could adversely affect our ability to pay distributions to our shareholders and adversely affect your total return. If we fail to timely invest the net proceeds of our offering or to invest in quality assets, our ability to achieve our investment objectives could be materially adversely affected. In addition, because we have not identified most of the assets to be purchased with the remaining net proceeds of our offering, uncertainty and risk is increased to you as you will be unable to evaluate the manner in which the net proceeds are to be invested.
We have recognized, and may in the future recognize, substantial impairment charges on our properties.
We have incurred, and may in the future incur, substantial impairment charges, which we are required to recognize whenever we sell a property for less than its carrying value or we determine that the property has experienced a decline in its carrying value (or, for direct financing leases, that the unguaranteed residential value of the underlying property has declined). By their nature, the timing and extent of impairment charges are not predictable. Impairment charges reduce our net income, although they do not necessarily affect our cash flow from operations.
CPA®:17 2009 10-K — 12

Our board of directors may change our investment policies without shareholder approval, which could alter the nature of your investment.
Our charter requires that our independent directors review our investment policies at least annually to determine that the policies we are following are in the best interest of our shareholders. These policies may change over time. The methods of implementing our investment policies may also vary, as new investment techniques are developed. Our investment policies, the methods for their implementation, and our other objectives, policies and procedures may be altered by a majority of the directors (which must include a majority of the independent directors), without the approval of our shareholders. As a result, the nature of your investment could change without your consent. A change in our investment strategy may, among other things, increase our exposure to interest rate risk, default risk and commercial real property market fluctuations, all of which could materially adversely affect our ability to achieve our investment objectives.
We are not required to meet any diversification standards; therefore, our investments may become subject to concentration of risk.
Subject to our intention to maintain our qualification as a REIT, there are no limitations on the number or value of particular types of investments that we may make. We are not required to meet any diversification standards, including geographic diversification standards. If we raise less money in our public offering than anticipated, we will have fewer assets and less diversification. Our investments may become concentrated in type or geographic location, which could subject us to significant concentration of risk with potentially adverse effects on our investment objectives. Approximately 46% of our lease revenue in 2009 was derived from our net financing lease with The New York Times Company. A failure by The New York Times to meet its obligations to us could have a material adverse effect on our financial condition and results of operations and on our ability to pay distributions to our shareholders.
Our success will be dependent on the performance of our advisor.
Our ability to achieve our investment objectives and to pay distributions will be largely dependent upon the performance of our advisor in the acquisition of investments, the selection of tenants, the determination of any financing arrangements, and the management of our assets. The past performance of partnerships and CPA® Programs managed by our advisor may not be indicative of our advisor’s performance with respect to us. We cannot guarantee that our advisor will be able to successfully manage and achieve liquidity for us to the extent it has done so for prior programs.
We may invest in assets outside our advisor’s core expertise and incur losses as a result.
We are not restricted in the types of investments we may make and we may invest in assets outside our advisor’s core expertise of long-term net leased properties. Our advisor may not be as familiar with the potential risks of investments outside net leased properties. While our advisor believes that, together with any subadvisors it may hire to assist it, it will have sufficient experience to appropriately evaluate any investments it may make, the fact that it does not have the same level of experience in evaluating investments outside its core business could result in such investments performing more poorly than long-term net lease investments, which in turn could adversely affect our revenues, net asset values, and distributions to shareholders.
Our advisor has limited experience managing a REIT that has a broad investment strategy such as ours.
Our advisor has limited experience managing a REIT that has a broad investment strategy such as ours. The experience of our advisor consists mainly of making investments on behalf of the CPA® Programs in net leased properties. Our advisor’s lack of investing experience in other asset classes could cause increased investment expenses or lower quality investments than anticipated and therefore could adversely affect our revenues and distributions to our shareholders.
Exercising our right to repurchase all or a portion of Carey Holdings’ interests in our operating partnership upon certain termination events could be prohibitively expensive and could deter us from terminating the advisory agreement.
The termination of Carey Asset Management as our advisor, including by non-renewal of the advisory agreement, and replacement with an entity that is not an affiliate of Carey Asset Management, or the resignation of our advisor for good reason, all after two years from the start of operations of our operating partnership, would give our operating partnership the right, but not the obligation, to repurchase all or a portion of Carey Holdings’ interests in our operating partnership at the fair market value of those interests on the date of termination, as determined by an independent appraiser. This repurchase could be prohibitively expensive, could require the operating partnership to have to sell assets to raise sufficient funds to complete the repurchase and could discourage or deter us from terminating the advisory agreement. Alternatively, if our operating partnership does not exercise its repurchase right and Carey Holdings’ interest is converted into a special limited partnership interest, we might be unable to find another entity that would be willing to act as our advisor while Carey Holdings owns a significant interest in the operating partnership. If we do find another entity to act as our advisor, we may be subject to higher fees than the fees charged by Carey Asset Management.
CPA®:17 2009 10-K — 13

The repurchase of Carey Holdings’ special general partner interest in our operating partnership upon the termination of Carey Asset Management as our advisor may discourage a takeover attempt if our advisory agreement would be terminated and Carey Asset Management not replaced by an affiliate of Carey Asset Management as our advisor in connection therewith.
In the event of a merger in which our advisory agreement is terminated and Carey Asset Management is not replaced by an affiliate of Carey Asset Management as our advisor, the operating partnership must either repurchase all or a portion of Carey Holdings’ special general partner interest in our operating partnership or obtain the consent of Carey Holdings to the merger. This obligation may deter a transaction that could result in a merger in which we are not the survivor. This deterrence may limit the opportunity for shareholders to receive a premium for their common shares that might otherwise exist if an investor attempted to acquire us through a merger.
The termination or replacement of our advisor could trigger a default or repayment event under our financing arrangements for some of our assets.
Lenders for certain of our assets may request change of control provisions in the loan documentation that would make the termination or replacement of WPC or its affiliates as our advisor an event of default or an event requiring the immediate repayment of the full outstanding balance of the loan. While we will attempt to negotiate not to include such provisions, lenders may require such provisions. If an event of default or repayment event occurs with respect to any of our assets, our revenues and distributions to our shareholders may be adversely affected.
Payment of fees to our advisor, and distributions to our special general partner, will reduce cash available for investment and distribution.
Our advisor will perform services for us in connection with the offer and sale of our shares, the selection and acquisition of our investments, the management and leasing of our properties and the administration of our other investments. Unless our advisor elects to receive our common stock in lieu of cash compensation, we will pay our advisor substantial cash fees for these services. In addition, our special general partner is entitled to certain distributions from our operating partnership. The payment of these fees and distributions will reduce the amount of cash available for investments or distribution to our shareholders.
Our advisor may be subject to conflicts of interest.
Our advisor manages our business and selects our investments. Our advisor has some conflicts of interest in its management of us, which arise primarily from the involvement of our advisor in other activities that may conflict with us and the payment of fees by us to our advisor. Circumstances under which a conflict could arise between us and our advisor include:
•	the receipt of compensation by our advisor for acquisitions of investments, leases, sales and financing for us, which may cause our advisor to engage in transactions that generate higher fees, rather than transactions that are more appropriate or beneficial for our business;
•	agreements between us and our advisor, including agreements regarding compensation, will not be negotiated on an arm’s-length basis as would occur if the agreements were with unaffiliated third parties;
•	acquisitions of single assets or portfolios of assets from affiliates, including the other operating CPA® REITs, subject to our investment policies and procedures, which may take the form of a direct purchase of assets, a merger or another type of transaction;
•	competition with certain affiliates for investment acquisitions, which may cause our advisor and its affiliates to direct investments suitable for us to other related entities;
•	a decision by our advisor (on our behalf) of whether to hold or sell an asset. This decision could impact the timing and amount of fees payable to our advisor as well as allocations and distributions payable to Carey Holdings pursuant to its special general partner interests. On the one hand, our advisor receives asset management fees and may decide not to sell an asset. On the other hand, Carey Holdings will be entitled to certain profit allocations and cash distributions based upon sales of assets as a result of its operating partnership profits interest;

•	a recommendation by our advisor that we declare distributions at a particular rate because our advisor and Carey Holdings may begin collecting subordinated fees and subordinated distributions once the applicable preferred return rate has been met; and
•	disposition fees based on the sale price of assets and interests in disposition proceeds based on net cash proceeds from sale, exchange or other disposition of assets may cause a conflict between the advisor’s desire to sell an asset and our plans to hold or sell the asset.
We delegate our management functions to the advisor.
We delegate our management functions to the advisor, for which it earns fees pursuant to an advisory agreement. Although at least a majority of our board of directors must be independent, because the advisor earns fees from us and has an ownership interest in us, we have limited independence from the advisor.
CPA®:17 2009 10-K — 14

We face competition from affiliates of our advisor in the purchase, sale, lease and operation of properties.
WPC and its affiliates specialize in providing lease financing services to corporations and in sponsoring funds, such as the CPA® REITs, that invest in real estate. The other operating CPA® REITs have investment policies and return objectives that are similar to ours and one of the other operating CPA® REITs is currently actively seeking opportunities to invest capital. Therefore, WPC and its affiliates, including other operating CPA® REITs and future entities advised by W. P. Carey, may compete with us with respect to properties, potential purchasers, sellers and lessees of properties, and mortgage financing for properties. We do not have a non-competition agreement with WPC or the other operating CPA® REITs and there are no restrictions on W. P. Carey’s ability to sponsor or manage funds or other investment vehicles that may compete with us in the future. Some of the entities formed and managed by WPC may be focused specifically on particular types of investments and receive preference in the allocation of those types of investments.
Our advisor may hire subadvisors in areas where our advisor is seeking additional expertise. Shareholders will not be able to review these subadvisors, and our advisor may not have sufficient expertise to monitor the subadvisors.
Our advisor has the right to appoint one or more subadvisors with expertise in our target asset classes to assist our advisor with investment decisions and asset management. We do not have control over which subadvisors our advisor may choose and our advisor may not have the necessary expertise to effectively monitor the subadvisors’ investment decisions.
We do not fully control the management of our properties.
The tenants or managers of net lease properties are responsible for maintenance and other day-to-day management of the properties. If a property is not adequately maintained in accordance with the terms of the applicable lease, we may incur expenses for deferred maintenance expenditures or other liabilities once the property becomes free of the lease. While our leases generally provide for recourse against the tenant in these instances, a bankrupt or financially troubled tenant may be more likely to defer maintenance and it may be more difficult to enforce remedies against such a tenant. In addition, to the extent tenants are unable to conduct their operation of the property on a financially successful basis, their ability to pay rent may be adversely affected. Although we endeavor to monitor, on an ongoing basis, compliance by tenants with their lease obligations and other factors that could affect the financial performance of our properties, such monitoring may not in all circumstances ascertain or forestall deterioration either in the condition of a property or the financial circumstances of a tenant.
We may incur material losses on some of our investments.
Our objective is to generate attractive risk adjusted returns, which means that we will take on risk in order to achieve higher returns. We expect that we will incur losses on some of our investments. Some of those losses could be material.
A potential change in U.S. accounting standards regarding operating leases may make the leasing of facilities less attractive to our potential domestic tenants, which could reduce overall demand for our leasing services.
Under current authoritative accounting guidance for leases, a lease is classified by a tenant as a capital lease if the significant risks and rewards of ownership are considered to reside with the tenant. This situation is considered to be met if, among other things, the non-cancellable lease term is more than 75% of the useful life of the asset or if the present value of the minimum lease payments equals 90% or more of the leased property’s fair value. Under capital lease accounting for a tenant, both the leased asset and liability are reflected on their balance sheet. If the lease does not meet any of the criteria for a capital lease, the lease is considered an operating lease by the tenant and the obligation does not appear on the tenant’s balance sheet; rather, the contractual future minimum payment obligations are only disclosed in the footnotes thereto. Thus, entering into an operating lease can appear to enhance a tenant’s balance sheet in comparison to direct ownership. In response to concerns caused by a 2005 SEC study that the current model does not have sufficient transparency, the Financial Accounting Standards Board (the “FASB”) and the International Accounting Standards Board conducted a joint project to re-evaluate lease accounting. In March 2009, the FASB issued a discussion paper providing its preliminary views that the scope of the proposed new standard should be based on the scope of the existing standards. Changes to the accounting guidance could affect both our accounting for leases as well as that of our current and potential customers. These changes may affect how the real estate leasing business is conducted both domestically and internationally. For example, if the accounting standards regarding the financial statement classification of operating leases are revised, then companies may be less willing to enter into leases in general or desire to enter into leases with shorter terms because the apparent benefits to their balance sheets could be reduced or eliminated. This in turn could make it more difficult for us to enter leases on terms we find favorable.
CPA®:17 2009 10-K — 15

Our net tangible book value may be adversely affected if we are required to adopt certain fair value accounting provisions.
In June 2007, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (“AICPA”) issued accounting guidance that addresses when the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” must be applied by an entity and whether investment company accounting must be retained by a parent company in consolidation or by an investor in the application of the equity method of accounting. In addition, this guidance includes certain disclosure requirements for parent companies and equity method investors in investment companies that retain investment company accounting in the parent company’s consolidated financial statements or the financial statements of an equity method investor. In February 2008, the effective date of this guidance was indefinitely delayed, and adoption of the guidance was prohibited for any entity that had not previously adopted it. We are currently assessing the potential impact the adoption of this statement will have on our financial position and results of operations if we were required to adopt it.
While we maintain an exemption from the Investment Company Act of 1940, as amended (the “Investment Company Act”), and are therefore not regulated as an investment company, we may be required to adopt the fair value accounting provisions of this guidance. Under these provisions our investments would be recorded at fair value with changes in value reflected in our earnings, which may result in significant fluctuations in our results of operations and net tangible book value. In addition to the immediate substantial dilution in net tangible book value per share equal to the costs of the offering, as described earlier, net tangible book value per share may be further reduced by any declines in the fair value of our investments.
Our participation in joint ventures creates additional risk.
From time to time we participate in joint ventures and purchase assets jointly with the other operating CPA® REITs and/or our advisor and may do so as well with third parties. There are additional risks involved in joint venture transactions. As a coinvestor in a joint venture, we would not be in a position to exercise sole decision-making authority relating to the property, joint venture or other entity. In addition, there is a potential of our joint venture partner becoming bankrupt and the possibility of diverging or inconsistent economic or business interests of us and our partner. These diverging interests could result in, among other things, exposing us to liabilities of the joint venture in excess of our proportionate share of these liabilities. The partition rights of each owner in a jointly owned property could reduce the value of each portion of the divided property. In addition, the fiduciary obligation that our advisor or members of our board may owe to our partner in an affiliated transaction may make it more difficult for us to enforce our rights.
Your investment return may be reduced if we are required to register as an investment company under the Investment Company Act.
We do not intend to register as an investment company under the Investment Company Act. If we were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things:
•	limitations on capital structure;

•	restrictions on specified investments;

•	prohibitions on transactions with affiliates; and
•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly increase our operating expenses.
In general, we expect to be able to rely on the exemption from registration provided by Section 3(c)(5)(C) of the Investment Company Act. In order to qualify for this exemption, at least 55% of our portfolio must be comprised of real property and mortgages and other liens on an interest in real estate (collectively, “qualifying assets”) and at least 80% of our portfolio must be comprised of real estate-related assets. Qualifying assets include mortgage loans, mortgage-backed securities that represent the entire ownership in a pool of mortgage loans and other interests in real estate. In order to maintain our exemption from regulation under the Investment Company Act, we must continue to engage primarily in the business of buying real estate, and these investments must be made within a year after this offering ends. If we are unable to invest a significant portion of the proceeds of this offering in properties within one year of the termination of this offering, we may be able to avoid being required to register as an investment company by temporarily investing any unused proceeds in government securities with low returns. This would reduce the cash available for distribution to shareholders and possibly lower your returns.
To maintain compliance with the Investment Company Act exemption, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional income or loss generating assets that we might not otherwise have acquired or may have to forego opportunities to acquire interests in companies that we would otherwise want to acquire and would be important to our investment strategy. If we were required to register as an investment company, we would be prohibited from engaging in our business as currently contemplated because the Investment Company Act imposes significant limitations on leverage. In addition, we would have to seek to restructure the advisory agreement because the compensation that it contemplates would not comply with the Investment Company Act. Criminal and civil actions could also be brought against us if we failed to comply with the Investment Company Act. In addition, our contracts would be unenforceable unless a court were to require enforcement, and a court could appoint a receiver to take control of us and liquidate our business.
CPA®:17 2009 10-K — 16

Compliance with the Americans with Disabilities Act may require us to spend substantial amounts of money, which could adversely affect our operating results.
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
International investment risks may adversely affect our operations and our ability to make distributions.
We may purchase properties and/or assets secured by properties or interests in properties located outside the U.S. Foreign real estate investments involve certain risks not generally associated with investments in the U.S. These risks include unexpected changes in regulatory requirements, political and economic instability in certain geographic locations, potential imposition of adverse or confiscatory taxes, possible challenges to the anticipated tax treatment of the structures through which we acquire and hold investments, possible currency transfer restrictions, expropriation, the difficulty in enforcing obligations in other countries and the burden of complying with a wide variety of foreign laws. Each of these risks might adversely affect our performance and impair our ability to make distributions to our shareholders required to maintain our REIT qualification. In addition, there is less publicly available information about foreign companies and a lack of uniform financial accounting standards and practices (including the availability of information in accordance with GAAP) which could impair our ability to analyze transactions and receive timely and accurate financial information from tenants necessary to meet our reporting obligations to financial institutions or governmental or regulatory agencies. Certain of these risks may be greater in emerging markets and less developed countries. Furthermore, our advisor’s expertise to date is primarily in the U.S. and Europe and our advisor has little or no expertise in other international markets.
We may invest in new geographic areas that have risks that are greater or less well known to us, and we may incur losses as a result.
We may purchase properties and assets secured by properties located outside the U.S. and Europe. Our advisor’s expertise to date is primarily in the U.S. and Europe and our advisor does not have the same expertise in other international markets. Our advisor may not be as familiar with the potential risks to our investments outside the U.S. and Europe, and we may incur losses as a result.
We will incur debt to finance our operations, which may subject us to an increased risk of loss.
We will incur debt to finance our operations. The leverage we employ will vary depending on our ability to obtain credit facilities, the loan-to-value and debt service coverage ratios of our assets, the yield on our assets, the targeted leveraged return we expect from our investment portfolio and our ability to meet ongoing covenants related to our asset mix and financial performance. Our return on our investments and cash available for distribution to our shareholders may be reduced to the extent that changes in market conditions cause the cost of our financing to increase relative to the income that we can derive from the assets we acquire.
Debt service payments may reduce the net income available for distributions to our shareholders. Moreover, we may not be able to meet our debt service obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to foreclosure or sale to satisfy our debt obligations. Our charter or bylaws do not restrict the form of indebtedness we may incur.
CPA®:17 2009 10-K — 17

The inability of a tenant in a single tenant property to pay rent will reduce our revenues.
We expect that most of our commercial real estate properties will each be occupied by a single tenant, and therefore the success of our investments is materially dependent on the financial stability of such tenants. Lease payment defaults by tenants could cause us to reduce the amount of distributions to our shareholders. A default of a tenant on its lease payments to us would cause us to lose the revenue from the property and cause us to have to find an alternative source of revenue to meet any mortgage payment and prevent a foreclosure if the property is subject to a mortgage. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting our property. If a lease is terminated, there is no assurance that we will be able to lease the property for the rent previously received or sell the property without incurring a loss. . Approximately 46% of our lease revenue in 2009 was derived from our net financing lease with The New York Times Company. A failure by The New York Times to meet its obligations to us could have a material adverse effect on our financial condition and results of operations and on our ability to pay distributions to our shareholders.
The bankruptcy or insolvency of tenants or borrowers may cause a reduction in revenue.
Bankruptcy or insolvency of a tenant or borrower could cause:
•	the loss of lease or interest payments;

•	an increase in the costs incurred to carry the asset;

•	litigation;

•	a reduction in the value of our shares; and

•	a decrease in distributions to our shareholders.
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
However, in circumstances where the bankruptcy laws of the U.S. are considered to be more favorable to debtors and to their reorganization, entities that are not ordinarily perceived as U.S. entities may seek to take advantage of the U.S. bankruptcy laws if they are eligible. An entity would be eligible to be a debtor under the U.S. bankruptcy laws if it had a domicile (state of incorporation or registration), place of business or assets in the U.S. If a tenant became a debtor under the U.S. bankruptcy laws, then it would have the option of assuming or rejecting any unexpired lease. As a general matter, after the commencement of bankruptcy proceedings and prior to assumption or rejection of an expired lease, U.S. bankruptcy laws provide that until an unexpired lease is assumed or rejected, the tenant (or its trustee if one has been appointed) must timely perform obligations of the tenant under the lease. However, under certain circumstances, the time period for performance of such obligations may be extended by an order of the bankruptcy court.
We and the other CPA® Programs managed by our advisor have had tenants file for bankruptcy protection and have been involved in litigation (including internationally). Four prior CPA® Programs reduced the rate of distributions to their investors as a result of adverse developments involving tenants.
Similarly, if a borrower under our loan transactions declares bankruptcy, there may not be sufficient funds to satisfy its payment obligations to us, which may adversely affect our revenue and distributions to our shareholders. The mortgage loans in which we may invest and the mortgage loans underlying the commercial mortgage-backed securities in which we may invest will be subject to delinquency, foreclosure and loss, which could result in losses to us.
In May 2009, our former tenant, Wagon Automotive GmbH, terminated its lease with us and a successor company, Waldaschaff Automotive GmbH, took over the business. Waldaschaff Automotive has been paying rent to us, albeit at a significantly reduced rate, while new lease terms are being negotiated. As of the date of this Report, Waldaschaff Automotive is operating under the protection of the insolvency administrator. Wagon Automotive GmbH’s affiliate, Wagon Automotive Nagold GmbH, has not filed for bankruptcy. In October 2009 we terminated the existing lease and signed a new lease with Wagon Automotive Nagold GmbH on substantially the same terms. Wagon Automotive GmbH, Waldaschaff Automotive GmbH and Wagon Automotive Nagold GmbH collectively contributed $3.7 million of our lease revenue for the year ended December 31, 2009, inclusive of amounts attributable to the holder of a 33% noncontrolling interest in the properties. As a result of the bankruptcy filing, the lender of the non-recourse mortgage financing for these properties has sent us a notice in order to preserve its rights regarding the retention of any rent payments that may be made under the leases, although it is not currently doing so, as well as to take further actions, including accelerating the debt and foreclosure (which it has not done at the date of this Report).
CPA®:17 2009 10-K — 18

Our leases may permit tenants to purchase a property at a predetermined price, which could limit our realization of any appreciation.
Based upon our advisor’s past experience, we expect that a significant number of our future leases will include provisions under which the tenant will have a right to purchase the property it leases. The purchase price may be a fixed price or it may be based on a formula or the market value at the time of exercise. If a tenant exercises its right to purchase the property and the property’s market value has increased beyond that price, we would be limited in fully realizing the appreciation on that property. Additionally, if the price at which the tenant can purchase the property is less than our purchase price or carrying value (for example, where the purchase price is based on an appraised value), we may incur a loss.
Highly leveraged tenants may have a higher possibility of filing for bankruptcy or insolvency.
Highly leveraged tenants that experience downturns in their operating results due to adverse changes to their business or economic conditions may have a higher possibility of filing for bankruptcy or insolvency. In bankruptcy or insolvency, a tenant may have the option of vacating a property instead of paying rent. Until such a property is released from bankruptcy, our revenues may be reduced and could cause us to reduce distributions to shareholders.
The credit profiles of our tenants may create a higher risk of lease defaults and therefore lower revenues.
Generally, no credit rating agencies evaluate or rank the debt or the credit risk of many of our tenants, as we seek tenants that we believe will have stable or improving credit profiles that have not been recognized by the traditional credit market. Our long-term leases with certain of these tenants may therefore pose a higher risk of default than would long-term leases with tenants whose credit is rated highly by a rating agency.
We may incur costs to finish build-to-suit properties.
We may acquire undeveloped land or partially developed buildings for the purpose of owning to-be-built facilities for a prospective tenant. The primary risks of a build-to-suit project are potential for failing to meet an agreed-upon delivery schedule and cost-overruns, which may among other things, cause the total project costs to exceed the original appraisal. In some cases, the prospective tenant will bear these risks. However, in other instances we may be required to bear these risks, which means that we may have to advance funds to cover cost-overruns that we would not be able to recover through increased rent payments or that we may incur schedule delays that delay commencement of rent. We will attempt to minimize these risks through guaranteed maximum price contracts, review of contractor financials and completed plans and specifications prior to commencement of construction. The incurrence of the costs described above or any non-occupancy by the tenant upon completion may reduce the project’s and our portfolio’s returns or result in losses to us.
We are subject, in part, to the risks of real estate ownership, which could reduce the value of our properties.
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
Real estate investments generally lack liquidity compared to other financial assets and this lack of liquidity will limit our ability to quickly change our portfolio in response to changes in economic or other conditions. The leases we may enter into or acquire may be for properties that are specially suited to the particular needs of our tenant. With these properties, if the current lease is terminated or not renewed, we may be required to renovate the property or to make rent concessions in order to lease the property to another tenant. In addition, if we are forced to sell the property, we may have difficulty selling it to a party other than the tenant due to the special purpose for which the property may have been designed. These and other limitations may affect our ability to sell properties without adversely affecting returns to our shareholders.
CPA®:17 2009 10-K — 19

Potential liability for environmental matters could adversely affect our financial condition.
We expect to invest in real properties historically used for industrial, manufacturing, and commercial purposes. We therefore may own properties that have known or potential environmental contamination as a result of historical or ongoing operations. Buildings and structures on the properties we purchase may have known or suspected asbestos-containing building materials. We may invest in properties located in countries that have adopted laws or observe environmental management standards that are less stringent than those generally followed in the U.S., which may pose a greater risk that releases of hazardous or toxic substances have occurred to the environment. Leasing properties to tenants that engage in these activities, and owning properties historically and currently used for industrial, manufacturing, and commercial purposes, will cause us to be subject to the risk of liabilities under environmental laws. Some of these laws could impose the following on us:
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
We face competition for the investments we make.
In raising funds for investment, we face competition from other funds with similar investment objectives that seek to raise funds from investors through publicly registered, non-traded funds, publicly-traded funds and private funds. This competition, as well as any change in the attractiveness to investors of an investment in the types of assets held by us, relative to other types of investments, could adversely affect our ability to raise funds for future investments. We face competition for the acquisition of commercial properties and real estate-related assets from insurance companies, credit companies, pension funds, private individuals, investment companies and other REITs. We also face competition from institutions that provide or arrange for other types of commercial financing through private or public offerings of equity or debt or traditional bank financings. These institutions may accept greater risk or lower returns, allowing them to offer more attractive terms to prospective tenants. In addition, our advisor’s evaluation of the acceptability of rates of return on our behalf will be affected by our relative cost of capital. Thus, to the extent our fee structure and cost of fundraising is higher than our competitors, we may be limited in the amount of new acquisitions we are able to make.
Non-net lease investments may involve higher risks and less current income, which could adversely affect distributions.
We plan to make investments other than net-lease investments, such as equity investments in real properties that are not long-term net leased to a single tenant, senior mortgage loans, B notes, mezzanine real estate loans, CMBS investments and equity and debt securities issued by real estate companies. Such investments may be subject to higher risks than investments in long-term net leased assets. For example, as a mezzanine lender of investor in securities, we will not have a direct ownership or security interest in real properties and if the borrower or issuer defaults on an interest or dividend payment we will have no foreclosure rights on any real properties. In addition, we may not have the ability to structure the terms of a B note or a preferred equity security and may not obtain terms that are as favorable as if we were leading the structuring negotiations. Further, our non-net lease investments may generate less current or more irregular income than net-lease investments. The additional risks and irregularities in income that may characterize non-net lease investments could adversely affect our ability to pay distributions to shareholders.
Appraisals that we obtain may include leases in place on the property being appraised, and if the leases terminate, the value of the property may become significantly lower.
The appraisals that we obtain on our properties may be based on the value of the properties when the properties are leased. If the leases on the properties terminate, the value of the properties may fall significantly below the appraised value.
CPA®:17 2009 10-K — 20

The mortgage loans in which we may invest and the mortgage loans underlying the commercial mortgage-backed securities in which we may invest will be subject to delinquency, foreclosure and loss, which could result in losses to us.
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
In the event of any default under a mortgage loan (or any financing lease or net lease that is recharacterized as a mortgage loan) held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our ability to achieve our investment objectives, including, without limitation, diversification of our commercial real estate properties portfolio by property type and location, moderate financial leverage, low to moderate operating risk and an attractive level of current income. In the event of the bankruptcy of a mortgage loan borrower (or any tenant under a financing lease or a net lease that is recharacterized as a mortgage loan), the mortgage loan (or any financing lease or net lease that is recharacterized as a mortgage loan) to that borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a mortgage loan (or any financing lease or net lease that is recharacterized as a mortgage loan) can be an expensive and lengthy process that could have a substantial negative effect on our anticipated return on the foreclosed mortgage loan.
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
We may invest in B notes, subordinate mortgage notes, mezzanine loans and participation interests in mortgage and mezzanine loans, to the extent consistent with our investment guidelines and the rules applicable to REITs. These investments are subordinate to first mortgages on commercial real estate properties and are secured by subordinate rights to the commercial real estate properties or by equity interests in the commercial entity. If a borrower defaults or declares bankruptcy, after senior obligations are met, there may not be sufficient funds or assets remaining to satisfy the subordinate notes in which we may have invested. Because each transaction is privately negotiated, B notes and subordinate mortgage notes can vary in their structural characteristics and lender rights. Our rights to control the default or bankruptcy process following a default will vary from transaction to transaction. The subordinate real estate-related debt in which we intend to invest may not give us the right to demand foreclosure. Furthermore, the presence of intercreditor agreements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies and control decisions made in bankruptcy proceedings relating to borrowers. Bankruptcy and borrower litigation can significantly increase the time needed for us to acquire underlying collateral in the event of a default, during which time the collateral may decline in value. In addition, there are significant costs and delays associated with the foreclosure process. The IRS has issued restrictive guidance as to when a loan secured by equity in an entity will be treated as a qualifying REIT asset. Failure to comply with such guidance could jeopardize our ability to continue to qualify as a REIT.
Interest rate fluctuations and changes in prepayment rates could reduce our ability to generate income on our investments in commercial mortgage loans.
The yield on our investments in commercial mortgage loans may be sensitive to changes in prevailing interest rates and changes in prepayment rates. Therefore, changes in interest rates may affect our net interest income, which is the difference between the interest income we earn on our interest-earning investments and the interest expense we incur in financing these investments. We will often price loans at a spread to either United States Treasury obligations, swaps or the London Inter-Bank Offered Rate, or LIBOR. A decrease in these indexes may lower the yield on our investments. Conversely, if these indexes rise materially, borrowers may become delinquent or default on the high-leverage loans we occasionally target. As discussed below with respect to mortgage loans underlying commercial mortgage-backed securities, when a borrower prepays a mortgage loan more quickly than we expect, our expected return on the investment generally will be adversely affected.
CPA®:17 2009 10-K — 21

An increase in prepayment rates of the mortgage loans underlying our CMBS investments may adversely affect the profitability of our investment in these securities.
The CMBS investments we may acquire will be secured by pools of mortgage loans. When we acquire CMBS, we anticipate that the underlying mortgage loans will be prepaid at a projected rate generating an expected yield. When borrowers prepay their mortgage loans more quickly than we expect, it results in redemptions that are earlier than expected on the CMBS, and this may adversely affect the expected returns on our investments. Prepayment rates generally increase when interest rates fall and decrease when interest rates rise, but changes in prepayment rates are difficult to predict. Prepayment rates also may be affected by conditions in the housing and financial markets, general economic conditions and the relative interest rates on fixed-rate and adjustable-rate mortgage loans.
As the holder of CMBS, a portion of our investment principal will be returned to us if and when the underlying mortgage loans are prepaid. In order to continue to earn a return on this returned principal, we must reinvest it in other mortgage-backed securities or other investments. If interest rates are falling, however, we may earn a lower return on the new investment as compared to the original CMBS.
We may invest in subordinate commercial mortgage-backed securities, which are subject to a greater risk of loss than more senior securities.
We may invest in a variety of subordinate commercial mortgage-backed securities, to the extent consistent with our investment guidelines and the rules applicable to REITs. The ability of a borrower to make payments on a loan underlying these securities is dependent primarily upon the successful operation of the property rather than upon the existence of independent income or assets of the borrower. In the event of default and the exhaustion of any equity support, reserve fund, letter of credit and any classes of securities junior to those in which we invest, we may not be able to recover all of our investment in the securities we purchase.
Expenses of enforcing the underlying mortgage loans (including litigation expenses), expenses of protecting the properties securing the mortgage loans and the lien on the mortgaged properties and, if such expenses are advanced by the servicer of the mortgage loans, interest on such advances will also be allocated to junior securities prior to allocation to more senior classes of securities issued in the securitization. Prior to the reduction of distributions to more senior securities, distributions to the junior securities may also be reduced by payments of compensation to any servicer engaged to enforce a defaulted mortgage loan. Such expenses and servicing compensation may be substantial and consequently, in the event of a default or loss on one or more mortgage loans contained in a securitization, we may not recover our investment.
In economic downturns, such as the present one, the risk of loss on our investments in subordinated commercial mortgage-backed securities could increase. In 2009, we incurred a significant impairment charge on our CMBS investments. The prices of lower credit-quality securities are generally less sensitive to interest rate changes than more highly rated investments but are more sensitive to adverse economic downturns or individual property developments. An economic downturn or a projection of an economic downturn could cause a decline in the price of lower credit quality securities because the ability of obligors of mortgage loans underlying mortgage-backed securities to make principal and interest payments may be impaired. In such event, existing credit support to a securitized structure may be insufficient to protect us against loss of our principal on these securities.
The B Notes in which we invest may be subject to additional risks relating to the privately negotiated structure and terms of the transaction, which may result in losses to us.
We may invest in B Notes. A B Note is a mortgage loan typically (i) secured by a first mortgage on a single large commercial property or group of related properties and (ii) subordinated to an A Note secured by the same first mortgage on the same collateral. As a result, if a borrower defaults, there may not be sufficient funds remaining for B Note owners after payment to the A Note owners. B Notes reflect similar credit risks to comparably rated CMBS. However, since each transaction is privately negotiated, B Notes can vary in their structural characteristics and risks. For example, the rights of holders of B Notes to control the process following a borrower default may be limited in certain investments. We cannot predict the terms of each B Note investment. Further, B Notes typically are secured by a single property and so reflect the increased risks associated with a single property compared to a pool of properties. B Notes also are less liquid than CMBS, and thus we may be unable to dispose of underperforming or non-performing investments. The higher risks associated with our subordinate position in B Note investments could subject us to increased risk of losses.
Investment in non-conforming and non-investment grade loans may involve increased risk of loss.
We may acquire or originate certain loans that do not conform to conventional loan criteria applied by traditional lenders and are not rated or are rated as non-investment grade (for example, for investments rated by Moody’s, ratings lower than Baa3, and for Standard & Poor’s, BBB- or below). The non-investment grade ratings for these loans typically result from the overall leverage of the loans, the lack of a strong operating history for the properties underlying the loans, the borrowers’ credit history, the properties’ underlying cash flow or other factors. As a result, these loans we may originate or acquire have a higher risk of default and loss than conventional loans. Any loss we incur may reduce distributions to our shareholders. There are no limits on the percentage of unrated or non-investment grade assets we may hold in our portfolio.
CPA®:17 2009 10-K — 22

Investments in mezzanine loans involve greater risks of loss than senior loans secured by income producing properties.
We may invest in mezzanine loans. Investments in mezzanine loans take the form of subordinated loans secured by second mortgages on the underlying property or loans secured by a pledge of the ownership interests in the entity that directly or indirectly owns the property. These types of investments involve a higher degree of risk than a senior mortgage loan because the investment may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of the property owning entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt is paid in full. As a result, we may not recover some or all of our investment, which could result in losses. In addition, mezzanine loans may have higher loan to value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal.
Our investments in debt securities are subject to specific risks relating to the particular issuer of securities and to the general risks of investing in subordinated real estate securities.
Our investments in debt securities involve special risks. REITs generally are required to invest substantially in real estate or real estate-related assets and are subject to the inherent risks associated with real estate-related investments discussed in this Report. Our investments in debt are subject to the risks described above with respect to mortgage loans and mortgage-backed securities and similar risks, including:
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
The real estate industry is sensitive to economic downturns. The value of securities of companies engaged in real estate activities can be adversely affected by changes in real estate values and rental income, property taxes, interest rates, and tax and regulatory requirements. In addition, the value of a REIT’s equity securities can depend on the structure and amount of cash flow generated by the REIT. It is possible that our investments in securities may decline in value even though the obligor on the securities is not in default of its obligations to us.
CPA®:17 2009 10-K — 23

We may invest in the equity securities of CDOs and such investments involve various significant risks, including that CDO equity receives distributions from the CDO only if the CDO generates enough income to first pay the holders of its debt securities and its expenses.
We may invest in the equity securities of CDOs. However, we do not have a specific policy with respect to allocations in CDOs and our charter contains no limitations on the percentage we may invest in this asset class. A CDO is a special purpose vehicle that purchases collateral (such as real estate-related investments, bank loans or asset-backed securities) that is expected to generate a stream of interest or other income. The CDO issues various classes of securities that participate in that income stream, typically one or more classes of debt instruments and a class of equity securities. The equity securities are usually entitled to all of the income generated by the CDO after the CDO pays all of the interest due on the debt securities and its expenses. However, there will be little or no income available to the CDO equity securities if there are defaults by the issuers of the underlying collateral and those defaults exceed a certain amount. In that event, the value of our investment in the CDO equity securities could decrease substantially. In addition, the equity securities of CDOs are generally illiquid, and because they represent a leveraged investment in the CDO’s assets, the value of the equity securities will generally have greater fluctuations than the values of the underlying collateral.
Equity investments involve a greater risk of loss than traditional debt financing.
We may make equity investments. However, we do not have any specific policy with respect to allocations in equity investment and our charter contains no limitations on the percentage we may invest in this asset class. Equity investments are subordinate to debt financing and are not secured. Should the issuer default on our investment, we would only be able to proceed against the entity that issued the equity in accordance with the terms of the security and not any property owned by the entity. Furthermore, in the event of bankruptcy or foreclosure, we would only be able to recoup our investment after any lenders to the entity are paid. As a result, we may not recover some or all of our investment, which could result in losses.
The lack of an active public trading market for our shares combined with the limit on the number of our shares a person may own may discourage a takeover and make it difficult for shareholders to sell shares quickly.
There is no active public trading market for our shares, and we do not expect there ever will be one. Our articles of incorporation also prohibit the ownership by one person or affiliated group of more than 9.8% in value of our stock or more than 9.8% in value or number, whichever is greater, of our common stock, unless exempted by our board of directors, to assist us in meeting the REIT qualification rules, among other things. This limit on the number of our shares a person may own may discourage a change of control of us and may inhibit individuals or large investors from desiring to purchase your shares by making a tender offer for your shares through offers financially attractive to you. Moreover, you should not rely on our redemption plan as a method to sell shares promptly because our redemption plan includes numerous restrictions that limit your ability to sell your shares to us, and our board of directors may amend, suspend or terminate our redemption plan. In particular, the redemption plan provides that we may redeem shares only if we have sufficient funds available for redemption and to the extent the total number of shares for which redemption is requested in any quarter, together with the aggregate number of shares redeemed in the preceding three fiscal quarters, does not exceed five percent of the total number of our shares outstanding at the last day of the immediately preceding fiscal quarter. Therefore, it will be difficult for you to sell your shares promptly or at all. In addition, the price received for any shares sold prior to a liquidity event is likely to be less than the proportionate value of the real estate we own. Investor suitability standards imposed by certain states may also make it more difficult to sell your shares to someone in those states. As a result, our shares should be purchased as a long-term investment only.
Failing to continue to qualify as a REIT would adversely affect our operations and ability to make distributions.
If we fail to continue to qualify as a REIT in any taxable year, we would be subject to U.S. federal income tax on our net taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year we lost our REIT qualification. Losing our REIT qualification would reduce our net earnings available for investment or distribution to shareholders because of the additional tax liability, and we would no longer be required to make distributions. We might be required to borrow funds or liquidate some investments in order to pay the applicable tax. Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which there are only limited judicial and administrative interpretations. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. In order to qualify as a REIT, we must satisfy a number of requirements regarding the composition of our assets and the sources of our gross income. Also, we must make distributions to our shareholders aggregating annually at least 90% of our REIT net taxable income, excluding net capital gains. Because we intend to make investments in foreign real property, we are subject to foreign currency gains and losses. Foreign currency gains may or may not be taken into account for purposes of the REIT income requirements. In addition, legislation, new regulations, administrative interpretations or court decisions may adversely affect our investors, our ability to qualify as a REIT for U.S. federal income tax purposes or the desirability of an investment in a REIT relative to other investments.
CPA®:17 2009 10-K — 24

If our distributions exceed our adjusted cash flow from operating activities, we will fund distributions from other sources, which could reduce the funds we have available for investments and your overall return.
The amount of any distributions we may make is uncertain. It is possible that we could make distributions in excess of our earnings and profits and, accordingly, that such distributions could constitute a return of capital for U.S. federal income tax purposes. It is also possible that we will make distributions in excess of our income as calculated in accordance with generally accepted accounting principles, as adjusted for non-cash expenses such as depreciation and amortization. We expect to fund distributions principally from adjusted cash flow from operating activities; however, during periods before we have substantially invested the net proceeds from this offering, if our properties are not generating sufficient cash flow or our other expenses require it, we may need to sell properties or other assets, incur indebtedness or use offering proceeds if necessary to satisfy the REIT requirement that we distribute at least 90% of our REIT net taxable income, excluding net capital gains, and to avoid the payment of federal income tax. If we fund distributions from financings, then such financings will need to be repaid, and if we fund distributions from offering proceeds, then we will have fewer funds available for the acquisition of properties, which may affect our ability to generate future cash flows from operations and, therefore, reduce your overall return. These risks will be greater for persons who acquire our shares relatively early in this offering, before a significant portion of the offering proceeds have been invested.
The IRS may treat sale-leaseback transactions as loans, which could jeopardize our REIT qualification.
The IRS may take the position that specific sale-leaseback transactions we will treat as true leases are not true leases for U.S. federal income tax purposes but are, instead, financing arrangements or loans. If a sale-leaseback transaction were so recharacterized, we might fail to satisfy the qualification requirements applicable to REITs.
Dividends payable by REITs generally do not qualify for reduced U.S. federal income tax rates because qualifying REITs do not pay U.S. federal income tax on their net income.
The maximum U.S. federal income tax rate for dividends payable by domestic corporations to taxable U.S. shareholders (as such term is defined under United States Federal Income Tax Considerations below) is 15% (through 2010 under current law). Dividends payable by REITs, however, are generally not eligible for the reduced rates, except to the extent that they are attributable to dividends paid by a taxable REIT subsidiary or a C corporation, or relate to certain other activities. This is because qualifying REITs receive an entity level tax benefit from not having to pay U.S. federal income tax on their net income. As a result, the more favorable rates applicable to regular corporate dividends could cause shareholders who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock. In addition, the relative attractiveness of real estate in general may be adversely affected by the reduced U.S. federal income tax rates applicable to corporate dividends, which could negatively affect the value of our properties.
Our board of directors may revoke our REIT election without shareholder approval, which may cause adverse consequences to our shareholders.
Our organizational documents permit our board of directors to revoke or otherwise terminate our REIT election, without the approval of our shareholders, if the board determines that it is not in our best interest to qualify as a REIT. In such a case, we would become subject to U.S. federal income tax on our net taxable income and we would no longer be required to distribute most of our net taxable income to our shareholders, which may have adverse consequences on the total return to our shareholders.
Conflicts of interest may arise between holders of our common shares and holders of partnership interests in our operating partnership.
Our directors and officers have duties to us and to our shareholders under Maryland law in connection with their management of us. At the same time, we as general partner will have fiduciary duties under Delaware law to our operating partnership and to the limited partners in connection with the management of our operating partnership. Our duties as general partner of our operating partnership and its partners may come into conflict with the duties of our directors and officers to us and our shareholders.
Under Delaware law, a general partner of a Delaware limited partnership owes its limited partners the duties of good faith and fair dealing. Other duties, including fiduciary duties, may be modified or eliminated in the partnership’s partnership agreement. The partnership agreement of our operating partnership provides that, for so long as we own a controlling interest in our operating partnership, any conflict that cannot be resolved in a manner not adverse to either our shareholders or the limited partners will be resolved in favor of our shareholders.
CPA®:17 2009 10-K — 25

Additionally, the partnership agreement expressly limits our liability by providing that we and our officers, directors, employees and designees will not be liable or accountable to our operating partnership for losses sustained, liabilities incurred or benefits not derived if we or our officers, directors, agents, employees or designees, as the case may be, acted in good faith. In addition, our operating partnership is required to indemnify us and our officers, directors, agents, employees and designees to the extent permitted by applicable law from and against any and all claims arising from operations of our operating partnership, unless it is established that: (1) the act or omission was committed in bad faith, was fraudulent or was the result of active and deliberate dishonesty; (2) the indemnified party actually received an improper personal benefit in money, property or services; or (3) in the case of a criminal proceeding, the indemnified person had reasonable cause to believe that the act or omission was unlawful. These limitations on liability do not supersede the indemnification provisions of our charter.
The provisions of Delaware law that allow the fiduciary duties of a general partner to be modified by a partnership agreement have not been tested in a court of law, and we have not obtained an opinion of counsel covering the provisions set forth in the partnership agreement that purport to waive or restrict our fiduciary duties.
Maryland law could restrict change in control, which could have the effect of inhibiting a change in control even if a change in control were in our shareholders’ interest.
Provisions of Maryland law applicable to us prohibit business combinations with:
•	any person who beneficially owns 10% or more of the voting power of our outstanding voting shares, referred to as an interested shareholder;

•	an affiliate who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of our outstanding shares, also referred to as an interested shareholder; or

•	an affiliate of an interested shareholder.
These prohibitions last for five years after the most recent date on which the interested shareholder became an interested shareholder. Thereafter, any business combination must be recommended by our board of directors and approved by the affirmative vote of at least 80% of the votes entitled to be cast by holders of our outstanding voting shares and two-thirds of the votes entitled to be cast by holders of our voting shares other than voting shares held by the interested shareholder or by an affiliate or associate of the interested shareholder. These requirements could have the effect of inhibiting a change in control even if a change in control were in our shareholders’ interest. These provisions of Maryland law do not apply, however, to business combinations that are approved or exempted by our board of directors prior to the time that someone becomes an interested shareholder. In addition, a person is not an interested shareholder if the board of directors approved in advance the transaction by which he or she otherwise would have become an interested shareholder. However, in approving a transaction, the board of directors may provide that its approval is subject to compliance, at or after the time of approval, with any terms and conditions determined by the board.
Our charter permits our board of directors to issue stock with terms that may subordinate the rights of the holders of our current common stock or discourage a third party from acquiring us.
Our board of directors may determine that it is in our best interest to classify or reclassify any unissued stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications, and terms or conditions of redemption of any such stock. Thus, our board of directors could authorize the issuance of such stock with terms and conditions that could subordinate the rights of the holders of our common stock or have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of our common stock. In addition, the board of directors, by a majority vote of the entire board and without any action by the shareholders, may amend our charter from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series that we have authority to issue. If our board of directors determines to take any such action, it will do so in accordance with the duties it owes to holders of our common stock.

Item 1B.	Unresolved Staff Comments.
None.

Item 2.	Properties.
Our principal corporate offices are located at 50 Rockefeller Plaza, New York, NY 10020. The advisor also has its primary international investment offices in London and Amsterdam. The advisor also has office space domestically in Dallas, Texas and San Francisco, California and internationally in Shanghai.
See Item 1, Business — Our Portfolio for a discussion of the properties we hold for rental operations and Part II, Item 8, Financial Statements and Supplemental Data — Schedule III — Real Estate and Accumulated Depreciation for a detailed listing of such properties.
CPA®:17 2009 10-K — 26

Item 3.	Legal Proceedings.
Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.

Item 4.	Removed and Reserved.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
There is no active public trading market for our shares. At March 18, 2010, there were 32,515 holders of record of our shares.
Distributions
We are required to distribute annually at least 90% of our distributable REIT net taxable income to maintain our status as a REIT. Our board of directors approved our first quarterly distribution in November 2007. Quarterly distributions declared for the past two years are as follows:

	2009	2008
First quarter	$0.1562	$0.1375
Second quarter	0.1575	0.1375
Third quarter	0.1587	0.1390
Fourth quarter	0.1600	0.1438

	$0.6324	$0.5578

Unregistered Sales of Equity Securities
(a)	For the three months ended December 31, 2009, we issued 74,648 restricted shares of our common stock to the advisor as consideration for asset management fees. These shares were issued at $10.00 per share, which represents our initial offering price. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(2) of the Securities Act, the shares issued were deemed to be exempt from registration. In acquiring our shares, the advisor represented that such interests were being acquired by it for the purposes of investment and not with a view to the distribution thereof.

(b)	We intend to use the net proceeds of our offering to invest in a diversified portfolio of income-producing commercial properties and other real estate related assets. The use of proceeds from our offering of common stock, which commenced in December 2007 pursuant to a registration statement (No. 333-140842) that was declared effective in November 2007, is as follows at December 31, 2009 (in thousands except share amounts):

Shares registered	200,000,000
Aggregate price of offering amount registered	$2,000,000
Shares sold (a)	78,095,365
Aggregated offering price of amount sold	$780,313
Direct or indirect payments to directors, officers, general partners of the issuer or their associates; to persons owning ten percent or more of any class of equity securities of the issuer; and to affiliates of the issuer	(77,957)
Direct or indirect payments to others	(7,955)

Net offering proceeds to the issuer after deducting expenses	694,401
Purchases of real estate, equity investments in real estate and real estate related assets, net of mortgage financing	(337,433)

Temporary investments in cash and cash equivalents	$356,968

(a)	Excludes shares issued to affiliates, including our advisor, and shares issued pursuant to our distribution reinvestment and stock purchase plan.
CPA®:17 2009 10-K — 27

Issuer Purchases of Equity Securities

Maximum number (or
			Total number of shares	approximate dollar value)
			purchased as part of	of shares that may yet be
	Total number of	Average price	publicly announced	purchased under the
2009 Period	shares purchased (a)	paid per share	plans or programs (a)	plans or programs (a)
October			N/A	N/A
November			N/A	N/A
December	104,763	$9.30	N/A	N/A

Total	104,763

(a)	Represents shares of our common stock purchased under our redemption plan, pursuant to which we may elect to redeem shares at the request of our shareholders who have held their shares for at least one year from the date of their issuance, subject to certain conditions and limitations. The maximum amount of shares purchasable by us in any period depends on a number of factors and is at the discretion of our board of directors. The redemption plan will terminate if and when our shares are listed on a national securities market.

Item 6.	Selected Financial Data.
The following selected financial data should be read in conjunction with the consolidated financial statements and related notes in Item 8:
(In thousands except per share amounts)

	Years ended December 31,		Period ended
	2009	2008	12/31/2007 (a)
Operating Data (b)
Total revenues	$50,193	$9,680	$—

Net income (loss) (c)	2,180	(1,650)	(106)
(Less) Add: Net (income) loss attributable to noncontrolling interests	(9,881)	403	—

Net loss attributable to CPA®17 — Global shareholders	(7,701)	(1,247)	(106)

Loss per share:
Net loss attributable to CPA®:17 — Global shareholders	(0.14)	(0.07)	(4.76)

Cash distributions declared per share	0.6324	0.5578	0.0792

Balance Sheet Data
Total assets	$1,067,872	$479,072	$2,944
Net investments in real estate (d)	698,332	273,314	8
Long-term obligations (e)	308,830	137,181	—

Other Information
Cash provided by (used in) operating activities	$32,240	$4,443	$(17)
Cash distributions paid	27,193	5,196	—
Payment of mortgage principal (f)	4,494	540	—

(a)	For the period from inception (February 20, 2007) to December 31, 2007.

(b)	Certain prior year balances have been retrospectively adjusted for the adoption of recent accounting guidance for noncontrolling interests.

(c)	Net income in 2009 reflects impairment charges totaling $26.8 million, inclusive of amounts attributable to noncontrolling interests totaling $2.8 million.

(d)	Net investments in real estate consists of net investments in properties, net investment in direct financing leases, equity investments in real estate and real estate under construction, as applicable.

(e)	Represents mortgage obligations and deferred acquisition fee installments.

(f)	Represents scheduled mortgage principal payments.
CPA®:17 2009 10-K — 28

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Business Overview
As described in more detail in Item 1 of this Report, we are a publicly owned, non-actively traded REIT that invests primarily in commercial properties leased to companies domestically and internationally. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions and other factors. We earn revenue principally by leasing the properties we own to single corporate tenants, on a triple-net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, contractual rent increases, tenant defaults and sales of properties. We were formed in 2007 and are managed by the advisor.
Financial Highlights
(in thousands)

			Period from inception
			(February 20, 2007)
	Years ended December 31,		through
	2009	2008	December 31, 2007
Total revenues	$50,193	$9,680	$—
Net loss attributable to CPA®:17 — Global shareholders	(7,701)	(1,247)	(106)
Cash flow provided by (used in) operating activities	32,240	4,443	(17)
Total revenues and cash flow provided by operating activities for 2009 reflect the results of our investment activity during 2009 and 2008.
For 2009, net loss attributable to CPA®:17 — Global shareholders reflects the recognition of other-than-temporary impairment charges totaling $26.8 million on our CMBS and real estate investments, inclusive of amounts attributable to noncontrolling interests of $2.8 million (Note 7 and 11). For 2008, net loss attributable to CPA®:17 — Global shareholders reflects an other-than-temporary impairment charge of $2.1 million recognized on an equity investment in real estate and an unrealized loss of $1.4 million, inclusive of amounts attributable to the noncontrolling interest holder of $0.5 million, to write down the value of an embedded credit derivative.
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
Current Trends
As of the date of this Report, we believe we are seeing an easing of the global economic and financial crisis that has severely curbed liquidity in the credit and real estate financing markets during recent periods, although the full magnitude, effects and duration of the crisis cannot be predicted. As a result of improving economic conditions, we have seen an improvement in investment opportunities and financing conditions both domestically and internationally, although generally at lower loan to value ratios than in prior periods, and continued improvement of our capital fundraising. However, the continuing effects of the challenging economic environment have also resulted in some negative trends affecting our business. These trends include continued tenant defaults and low inflation rates, which will likely limit rent increases in upcoming periods because most of our leases provide for rent adjustments indexed to changes in the CPI; and higher impairment charges.
CPA®:17 2009 10-K — 29

Despite recent indicators that the economy is beginning to recover, the current trends that affect our business segments remain dependent on the rate and scope of the recovery, rendering any discussion of the impact of these trends highly uncertain. Nevertheless, at the date of this Report, the impact of current financial and economic trends on our business, and our response to those trends, is presented below.
Investment Opportunities
Our ability to complete investments fluctuates based on the pricing of transactions and the availability of financing, among other factors. During 2009, pricing on sale-leaseback investment opportunities generally became more attractive, and we expect continued attractive pricing to continue in 2010 if economic conditions continue to improve. We believe that our sale-leaseback transactions can be an attractive alternative source of financing for corporations that have difficulty obtaining financing through traditional channels, and we are seeing increased demand for our services. We were able to obtain financing on many of our investments during 2009 and, when financing was unavailable, we were able to achieve desired returns that allowed us to complete transactions without financing. In addition, due to the recent volatility in the investment environment, we believe we are benefiting from a decreased level of competition for the investments we make, both domestically and internationally.
During 2009, we completed investments totaling $486.8 million, including a transaction with The New York Times Company totaling $233.7 million and a contribution to an equity investment in real estate of $45.9 million. Our total investments and our investment in the New York Times transaction are each inclusive of amounts attributable to noncontrolling interests of $104.1 million. International investments comprised 29% of our total investments during 2009, as compared to 43% during 2008. We currently expect that international transactions will continue to form a significant portion of the investments we make, although the percentage of international investments in any given period may vary.
Financing Conditions
Conditions in the real estate financing markets impact our ability to complete investments. Despite the recent weak financing environment, which has resulted in lenders for both domestic and international investments offering loans at shorter maturities, with lower loan to value ratios and subject to variable interest rates, we have begun to see some improvements in the financing markets and to date have been successful obtaining financing for new transactions. We generally attempt to obtain interest rate caps or swaps to mitigate the impact of variable rate financing. During 2009, we obtained mortgage financing totaling $171.7 million, inclusive of amounts attributable to noncontrolling interests totaling $63.2 million, with a weighted average annual interest rate and term of up to 8.3% and 6.1 years, respectively. Included in this amount is $119.8 million of mortgage financing obtained in connection with the New York Times transaction, inclusive of amounts attributable to noncontrolling interests totaling $53.9 million. Additionally, two unconsolidated ventures in which we hold a 50% and 49% interest obtained mortgage financing of $29.0 and $49.5 million, respectively, with a weighted average annual interest rate and term of up to 8.0% and 5.9 years, respectively.
Neither we nor our unconsolidated ventures have any balloon payments scheduled until 2012. Our property level debt is generally non-recourse, which means that if we default on a mortgage loan obligation, our exposure is limited to our equity invested in that property.
Corporate Defaults
Some of our tenants have experienced financial stress, and we expect that this trend may continue, albeit at a less severe rate, in 2010. Corporate defaults can reduce our results of operations and cash flow from operations.
Tenants in financial distress may become delinquent on their rent and/or default on their leases and, if they file for bankruptcy protection, may reject our lease in bankruptcy court, all of which may require us to incur impairment charges. Even where a default has not occurred and a tenant is continuing to make the required lease payments, we may restructure or renew leases on less favorable terms, or the tenant’s credit profile may deteriorate, which could affect the value of the leased asset and could in turn require us to incur impairment charges. Based on tenant activity during 2009, including lease amendments and lease rejections in bankruptcy court, we currently expect that 2010 lease revenue from existing tenants will decrease by approximately 4% on an annualized basis, as compared with 2009 lease revenue. However, this amount may increase or decrease based on additional tenant activity and changes in economic conditions, both of which are outside of our control. If the North American and European economic zones continue to experience the improving economic conditions that they have experienced recently, we would expect to see an improvement in the general business conditions for our tenants, which should result in less stress for them financially. However, if economic conditions deteriorate, it is possible that our tenants’ financial condition will deteriorate as well.
CPA®:17 2009 10-K — 30

In May 2009, our former tenant, Wagon Automotive GmbH, terminated its lease with us and a successor company, Waldaschaff Automotive GmbH, took over the business and has been paying rent to us, albeit at a significantly reduced rate, while new lease terms are being negotiated. At the date of this Report, Waldaschaff Automotive is operating under the protection of the insolvency administrator.. A second tenant, Wagon Automotive Nagold GmbH, has not filed for bankruptcy, and while it briefly ceased making rent payments during the second quarter of 2009, it subsequently resumed paying rent to us substantially in accordance with the terms stated in its lease. In October 2009 we terminated the existing lease and signed a new lease with Wagon Automotive Nagold GmbH on substantially the same terms. During 2009, we recognized impairment charges totaling $8.3 million related to these properties, inclusive of $2.8 million attributable to the holder of a 33% noncontrolling interest in the properties. Impairment charges do not necessarily reflect the true economic loss caused by the default of a tenant, which may be greater or less than the impairment amount.
To mitigate these risks, we have invested in assets that we believe are critically important to a tenant’s operations and have attempted to diversify our portfolio by tenant and tenant industry. We also monitor tenant performance through review of rent delinquencies as a precursor to a potential default, meetings with tenant management and review of tenants’ financial statements and compliance with any financial covenants. When necessary, our asset management process includes restructuring transactions to meet the evolving needs of tenants, re-leasing properties, refinancing debt and selling properties, where possible, as well as protecting our rights when tenants default or enter into bankruptcy.
Fundraising
We began fundraising in December 2007. While fundraising trends are difficult to predict, our recent fundraising has continued to strengthen. We generally experienced increases in our month over month fundraising results in 2009, and raised $141.5 million in the fourth quarter of 2009, which represented an increase of 98%, 41% and 14% over the first, second and third quarters of 2009, respectively. Since beginning fundraising, we have raised more than $900 million through the date of this Report. We have made a concerted effort to broaden our distribution channels and are beginning to see a greater portion of our fundraising come from multiple channels as a result of these efforts. We expect these trends to continue in 2010.
Commercial Mortgage-Backed Securities
We acquired several CMBS investments in 2008 for an aggregate cost of $20.0 million, representing a $13.3 million discount to their face value at the time of acquisition. These investments have final expected payout dates ranging from 2017 to 2020.
The credit crisis and recent volatility in the financial markets have resulted in a lack of liquidity for CMBS investments. The estimated fair value of our CMBS investments was $3.8 million at December 31, 2009, as compared with an estimated fair value of $4.6 million at December 31, 2008. During the fourth quarter of 2009, as a result of increased delinquencies in our CMBS portfolio and our expectation of future credit losses, we determined that the sustained decline in the estimated fair value of these investments was other-than-temporary. Accordingly, we recognized other-than-temporary impairment charges totaling $17.1 million related to our CMBS portfolio, of which $15.6 million related to expected credit losses was recognized in earnings and $1.5 million related to the illiquidity of these assets was recognized in Other comprehensive loss in equity. Until financial markets recover, we expect that values for CMBS investments will remain subject to continued volatility.
Redemptions and Distributions
We experienced higher-than-expected levels of share redemptions during 2009. While higher levels of redemptions consume cash, we have actively conserved our capital by restraining dividend increases. For the fourth quarter of 2009, we did not increase our quarterly distribution from the distribution paid in the third quarter. To date, we have not experienced conditions that have affected our ability to continue to pay distributions.
Inflation and Foreign Exchange Rates
Our leases generally have rent adjustments based on formulas indexed to changes in the CPI or other similar indices for the jurisdiction in which the property is located. Because these rent adjustments may be calculated based on changes in the CPI over a multi-year period, changes in inflation rates can have a delayed impact on our results of operations. We expect that rent increases will be limited in coming years as a result of the current historically low inflation rates in the U.S. and the Euro zone.
We have foreign investments and as a result are subject to risk from the effects of exchange rate movements. Because we generally place both our debt obligation to the lender and the tenant’s rental obligation to us in the same currency, our results of foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to foreign currencies; that is, a weaker U.S. dollar will tend to increase both our revenues and our expenses, while a stronger U.S. dollar will tend to reduce both our revenues and our expenses.
CPA®:17 2009 10-K — 31

The average rate for the U.S. dollar in relation to the Euro strengthened by approximately 5% during 2009 in comparison to 2008, resulting in a modestly negative impact on our results of operations for Euro-denominated investments in the current year. Investments denominated in the Euro accounted for approximately 23% and 37% of our annualized lease revenues for 2009 and 2008, respectively. To the extent foreign currency exchange rates are in line with 2008 and 2009 levels, they will have a minimal impact on our financial conditions and results of operations. However, significant shifts in the value of the Euro could have a material impact on our future results. For example, in the first two months of 2010, the dollar has strengthened significantly relative to the Euro.
How We Evaluate Results of Operations
We evaluate our results of operations with a primary focus on our ability to generate cash flow necessary to meet our objectives of funding distributions to shareholders and increasing our equity in our real estate. As a result, our assessment of operating results gives less emphasis to the effect of unrealized gains and losses, which may cause fluctuations in net income for comparable periods but have no impact on cash flows, and to other non-cash charges, such as depreciation and impairment charges.
We consider cash flows from operating activities, cash flows from investing activities, cash flows from financing activities and certain non-GAAP performance metrics to be important measures in the evaluation of our results of operations, liquidity and capital resources. Cash flows from operating activities are sourced primarily from long-term lease contracts. These leases are generally triple net and mitigate, to an extent, our exposure to certain property operating expenses. Our evaluation of the amount and expected fluctuation of cash flows from operating activities is essential in assessing our ability to fund operating expenses, service debt and fund distributions to shareholders.
We consider cash flows from operating activities plus cash distributions from equity investments in real estate in excess of equity income, less cash distributions paid to consolidated joint venture partners, as a supplemental measure of liquidity in evaluating our ability to sustain distributions to shareholders. We consider this measure useful as a supplemental measure to the extent the source of distributions in excess of equity income in real estate is the result of non-cash charges, such as depreciation and amortization, because it allows us to evaluate such cash flows from consolidated and unconsolidated investments in a comparable manner. In deriving this measure, we exclude cash distributions from equity investments in real estate that are sourced from the sales of the equity investee’s assets or refinancing of debt because we deem them to be returns of investment and not returns on investment.
We focus on measures of cash flows from investing activities and cash flows from financing activities in our evaluation of our capital resources. Investing activities typically consist of the acquisition or disposition of investments in real property and the funding of capital expenditures with respect to real properties. Financing activities primarily consist of the payment of distributions to shareholders, obtaining non-recourse mortgage financing, generally in connection with the acquisition or refinancing of properties, and making mortgage principal payments. Our financing strategy is to attempt to purchase substantially all of our properties with a combination of equity and non-recourse mortgage debt. A lender on a non-recourse mortgage loan generally has recourse only to the property collateralizing such debt and not to any of our other assets. We expect that this strategy will allow us to diversify our portfolio of properties and, thereby, limit our risk.
Results of Operations
We were formed in 2007 and have a limited operating history. The results of operations presented below for the year ended December 31, 2009 are not expected to be representative of future results because we anticipate that our asset base will increase substantially as we continue to raise capital and invest the proceeds of our initial public offering. We entered into our first consolidated investment in June 2008 and recorded minimal property-related revenues and expenses during the year ended December 31, 2008. As our asset base increases, we expect that property-related revenues and expenses, as well as general and administrative expenses and other revenues and expenses, will increase.
We are dependent upon proceeds received from our initial public offering to conduct our proposed activities. The capital required to make investments will be obtained from the offering and from any mortgage indebtedness that we may incur in connection with our investment activity.
We own interests in consolidated ventures ranging from 49% to 70%, including our 55% interest in the New York Times Company transaction. Although we consolidate the results of operations of these ventures, because our effective ownership interests in these ventures are low, a significant portion of the results of operations from these ventures is reduced by our noncontrolling partners’ interests.
CPA®:17 2009 10-K — 32

Our evaluation of the sources of lease revenues is as follows (in thousands):

	Years ended December 31,
	2009	2008
Rental income	$18,333	$6,630
Interest income from direct financing leases	29,117	1,392

	$47,450	$8,022

The following table sets forth the net lease revenues (i.e., rental income and interest income from direct financing leases) that we earned from lease obligations through our direct ownership of real estate (in thousands):

	Years ended December 31,
Lessee (Date Acquired)	2009	2008
The New York Times Company (3/2009) (a)	$21,751	$—
Life Time Fitness, Inc. (9/2008)	6,847	1,712
Frontier Spinning Mills, Inc. (12/2008) (a)	4,469	12
Actebis Peacock GmbH (7/2008) (a) (b)	4,143	2,065
Waldaschaff Automotive GmbH and Wagon Automotive Nagold GmbH (8/2008) (a) (b) (c)	3,662	1,695
Laureate Education, Inc. (7/2008)	2,893	1,325
Sabre Communications Corporation and Cellxion, LLC (8/2008)	2,578	1,083
Other (b) (d)	1,107	130

	$47,450	$8,022

(a)	These revenues are generated in consolidated ventures, generally with our affiliates, and include lease revenues applicable to noncontrolling interests totaling $14.0 million and $1.2 million for the years ended December 31, 2009 and 2008, respectively.

(b)	Amounts are subject to fluctuations in foreign currency exchange rates.

(c)	Wagon Automotive GmbH terminated its lease with us in May 2009 and a successor company, Waldaschaff Automotive GmbH, took over the business and has been paying rent to us, albeit at a significantly reduced rate, while new lease terms are being negotiated. While Wagon Automotive Nagold GmbH has not filed for bankruptcy, in October 2009, we terminated the existing lease and signed a new lease with Wagon Automotive Nagold GmbH on substantially the same terms (Note 10).

(d)	Investments acquired between February 2008 and December 2009.
In addition, we recognize income from two equity investments in real estate, of which lease revenues are a significant component. We own a 50% interest in a venture that leases properties to Berry Plastics and a 49% interest in a venture that leases properties to Tesco plc. The Berry Plastics venture earned total net lease revenues of $6.6 million, $6.7 million and $0.2 million in 2009, 2008 and 2007, respectively. We increased our interest in the Berry Plastics venture from the initial 0.01% interest acquired in December 2007 to 50% in May 2008. The Tesco venture, which we acquired in July 2009, earned total net lease revenues of $3.4 million in 2009. Amounts provided are the total amounts attributable to the ventures and do not represent our proportionate share.
Lease Revenues
Our net leases generally have rent adjustments based on formulas indexed to changes in the CPI or other similar indices for the jurisdiction in which the property is located, sales overrides or other periodic increases, which are intended to increase lease revenues in the future. We own international investments and therefore, lease revenues from these investments are subject to fluctuations in exchange rate movements in foreign currencies. In certain cases, although we recognize lease revenue in connection with our tenants’ obligation to pay rent, we may also increase our uncollected rent expense if tenants are experiencing financial distress and have not paid the rent to us that they owe, as described in Property expenses below.
For the year ended December 31, 2009 as compared to 2008, lease revenues increased by $39.4 million as a result of our investment activity during 2008 and 2009, including lease revenues earned in 2009 totaling $21.8 million from the New York Times transaction.
Interest Income from Commercial Mortgage-Backed Securities
For the year ended December 31, 2009 as compared to 2008, interest income from CMBS investments increased by $1.1 million, reflecting the full year impact of these investments, which we entered into during the second quarter of 2008. We recognized other-than-temporary impairment charges totaling $15.6 million in earnings in connection with our CMBS investments during 2009 (see Impairment charges on commercial mortgage-backed securities below).
CPA®:17 2009 10-K — 33

Depreciation and Amortization
For the year ended December 31, 2009 as compared to 2008, depreciation and amortization increased by $3.5 million, related to investments we entered into during 2008 and 2009.
General and Administrative
For the year ended December 31, 2009 as compared to 2008, general and administrative expenses increased by $1.4 million, primarily due to increases in professional fees of $0.5 million, business development expenses of $0.4 million and management expenses of $0.3 million. Professional fees include legal, accounting and investor-related expenses incurred in the normal course of business. Business development costs reflect costs incurred in connection with potential investments that ultimately were not consummated. We expect that we may continue to incur significant costs in connection with unconsummated investments, particularly in the current relatively uncertain economic environment. Management expenses include our reimbursement to WPC for the allocated costs of personnel and overhead in providing management of our day-to-day operations, including accounting services, shareholder services, corporate management, and property management and operations.
General and administrative expense was $0.1 million for the period from inception (February 20, 2007) to December 31, 2007, representing costs incurred in connection with our organization.
Property Expenses
For the year ended December 31, 2009 as compared to 2008, property expenses increased by $2.5 million, primarily due to an increase of $1.8 million in asset management fees payable to WPC and an increase of $0.5 million in uncollected rent expense related to Wagon Automotive Nagold GmbH. This uncollected rent expense represents the total amount currently owed by this tenant to us.
Impairment Charges on Net Investments in Properties
During 2009, we incurred impairment charges of $8.3 million related to properties leased to Waldaschaff Automotive GmbH and Wagon Automotive Nagold GmbH. We recognized an impairment charge of $7.5 million related to the Waldaschaff Automotive GmbH property, which was formerly leased to Wagon Automotive GmbH, to reduce the property’s carrying value to its estimated fair value. In addition, we recognized an impairment charge of $0.8 million related to the Wagon Automotive Nagold GmbH property to reflect the decline in its estimated residual value.
See Income (loss) from equity investments in real estate for information regarding impairment charges recognized in connection with our equity investments in real estate during 2009 and 2008.
Impairment Charges on Commercial Mortgage-Backed Securities
During 2009, we incurred other-than-temporary impairment charges on our CMBS portfolio totaling $17.1 million to reduce the carrying value of the portfolio to its estimated fair value as a result of increased delinquencies in our CMBS portfolio and our expectation of future credit losses. Of the total impairment charges, we recognized $15.6 million in earnings related to our expected credit losses and $1.5 million in Other comprehensive loss in equity related to the noncredit factors (Note 7).
Income (Loss) from Equity Investments in Real Estate
Income (loss) from equity investments in real estate represents our proportionate share of net income or net loss (revenue less expenses) from investments entered into with affiliates in which we have a noncontrolling interest but exercise significant influence.
2009 — During 2009, we recognized income from equity investments in real estate of $1.4 million, substantially all of which represented our share of income earned by a venture that leases properties to Berry Plastics. In addition to income earned from its ongoing operations, during 2009 this venture recognized a gain on extinguishment of debt of $6.5 million in connection with the repayment of its existing $39.0 million non-recourse mortgage loan at a discount for $32.5 million. Our share of the gain on extinguishment of debt was $3.2 million; however, our share of the gain was reduced by $2.9 million due to an other-than-temporary impairment charge that we recognized to reduce the carrying value of our investment to the estimated fair value of the venture’s underlying net assets.
2008 — During 2008, we recognized a loss from equity investments in real estate of $1.8 million, primarily due to the recognition of an other-than-temporary impairment charge of $2.1 million to reduce the carrying value of our investment in the Berry Plastics venture to the estimated fair value of the venture’s underlying net assets.
CPA®:17 2009 10-K — 34

Other Income and (Expenses)
Other income and (expenses) generally consists of gains and losses on foreign currency transactions and derivative instruments. We and certain of our foreign consolidated subsidiaries have intercompany debt and/or advances that are not denominated in the entity’s functional currency. When the intercompany debt or accrued interest thereon is remeasured against the functional currency of the entity, a gain or loss may result. For intercompany transactions that are of a long-term investment nature, the gain or loss is recognized as a cumulative translation adjustment in Other comprehensive loss in equity. We also recognize gains or losses on foreign currency transactions when we repatriate cash from our foreign investments. In addition, we have embedded credit derivatives for which realized and unrealized gains and losses are included in earnings. The timing and amount of such gains and losses cannot always be estimated and are subject to fluctuation.
For the year ended December 31, 2009 as compared to 2008, net other expenses increased by $0.6 million. Realized losses on foreign currency transactions increased by $2.2 million as a result of changes in foreign currency exchange rates on deposits that had been held for new investments but that were released to us because the transactions were not consummated. These increases and losses were partially offset by a reduction in losses on derivative instruments. In 2008, we incurred a charge of $1.4 million to write down to its estimated fair value an embedded credit derivative related to the Waldaschaff Automotive GmbH (the successor entity to Wagon Automotive GmbH) and Wagon Automotive Nagold investments.
Interest Expense
For the year ended December 31, 2009 as compared to 2008, interest expense increased by $7.1 million as a result of mortgage financing obtained during 2009 and 2008 in connection with our investment activity.
Provision for Income Taxes
For the year ended December 31, 2009 as compared to 2008, the provision for income taxes decreased by less than $0.1 million, primarily as a result of our investment activity in Germany. Our foreign investments generate taxable income primarily as a result of scheduled amortization of mortgage principal payments, which reduces interest expense and increases income subject to local tax.
Net (Income) Loss Attributable to Noncontrolling Interests
We consolidate investments in which we are deemed to have a controlling interest. Noncontrolling interest in income represents the proportionate share of net income (revenue less expenses) from such investments that is attributable to the noncontrolling interests.
For the year ended December 31, 2009, noncontrolling interest in income was $9.9 million, as compared with a noncontrolling interest in loss of $0.4 million in 2008. The increase for 2009 resulted from our involvement in four investments with affiliates where we have controlling interests, including the New York Times transaction. For 2008, the noncontrolling interest in loss was primarily due to the noncontrolling interest partner’s share of the writedown of an embedded credit derivative (see Other income and (expenses) above).
Net Loss Attributable to CPA®:17 — Global Shareholders
For the year ended December 31, 2009 as compared to 2008, the resulting net loss attributable to CPA®:17 — Global shareholders increased by $6.5 million to $7.7 million.
For the year ended December 31, 2008 as compared to the period from inception (February 20, 2007) to December 31, 2007, the resulting net loss attributable to CPA®:17 — Global shareholders increased by $1.1 million.
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
CPA®:17 2009 10-K — 35

Operating Activities
We generated cash flow from operations of $32.2 million during 2009, primarily due to our investment activity beginning in the second quarter of 2008. For 2009, the advisor elected to receive its asset management fees in restricted shares of our common stock, and as a result, we paid asset management fees of $2.7 million through the issuance of restricted stock rather than in cash. For 2010, the advisor has elected to receive its asset management fees in restricted shares of our common stock.
Investing Activities
Our investing activities are generally comprised of real estate related transactions (purchases and sales), payment of deferred acquisition fees to the advisor and capitalized property-related costs. In 2009, we used $430.4 million to acquire five consolidated investments, of which $233.7 million was used to acquire a leasehold condominium interest in the office headquarters of The New York Times Company, and to fund construction costs at two build-to-suit projects. We financed the New York Times transaction in part with mortgage financing of $119.8 million and net contributions received from noncontrolling interests of $52.2 million (see Financing Activities below). We contributed $22.8 million to our equity investments in real estate, substantially all of which was related to our investment in the venture that leases properties to Tesco plc. We placed $75.9 million into escrow to fund potential investments, which was released when these investments were not consummated. Additionally, we placed an additional $30.6 million into escrow to fund construction costs at one of the build-to-suit projects, substantially all of which was released when the project was completed. In connection with our 2009 investment activity, we paid foreign value added taxes of $14.9 million, which we expect to recover in future periods. We used $7.0 million to purchase Federal Deposit Insurance Corporation guaranteed unsecured notes. Payments of deferred acquisition fees to the advisor totaled $3.3 million for the current year.
Financing Activities
Our financing activities for the year ended December 31, 2009 primarily consisted of net proceeds from our initial public offering totaling $404.2 million; the receipt of mortgage proceeds totaling $170.8 million related to investments completed in 2008 and 2009; and the receipt of contributions totaling $103.4 million from holders of noncontrolling interests in connection with the New York Times transaction. We made distributions to holders of noncontrolling interests of $71.9 million, which includes the distribution of mortgage proceeds of $51.2 million to our affiliates that hold noncontrolling interests in the New York Times transaction. We incurred deferred financing costs totaling $4.6 million in connection with financing obtained on investments we completed during 2008 and 2009. We also made scheduled mortgage principal payments totaling $4.5 million. Distributions to shareholders totaled $27.2 million.
Our objectives are to generate sufficient cash flow over time to provide shareholders with increasing distributions and to seek investments with potential for capital appreciation throughout varying economic cycles. We have funded a portion of our cash distributions to date using net proceeds from our initial public offering and we may do so in the future, particularly during the early stages of our offering and until we substantially invest the net offering proceeds. In determining our distribution policy during the periods we are raising funds and investing capital, we place primary emphasis on projections of cash flow from operations, together with equity distributions in excess of equity income in real estate, from our investments, rather than on historical results of operations (though these and other factors may be a part of our consideration). In setting a distribution rate, we thus focus primarily on expected returns from those investments we have already made, as well as our anticipated rate of future investment, to assess the sustainability of a particular distribution rate over time. During 2009, our cash flow from operations (which does not reflect, among other things, cash distributions paid by us to affiliates holding noncontrolling interests in entities we control) was $32.2 million and cash distributions were $27.2 million.
We maintain a quarterly redemption program pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from shareholders seeking liquidity. We limit the number of shares we may redeem so that the shares we redeem in any quarter, together with the aggregate number of shares redeemed in the preceding three fiscal quarters, does not exceed a maximum of 5% of our total shares outstanding as of the last day of the immediately preceding quarter. In addition, our ability to effect redemptions is subject to our having available cash to do so. For the year ended December 31, 2009, we received requests to redeem 248,833 shares of our common stock pursuant to our redemption plan, and we used $2.3 million to redeem all of these requests at a price per share of $9.30. Of the total 2009 redemptions, we redeemed 104,763 shares in the fourth quarter of 2009. We funded share redemptions during 2009 from the proceeds of the sale of shares of our common stock pursuant to our distribution reinvestment and share purchase plan.
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
CPA®:17 2009 10-K — 36

Summary of Financing
The table below summarizes our non-recourse long-term debt (dollars in thousands):

	December 31,
	2009	2008
Balance
Fixed rate	$154,754	$133,633
Variable rate (a)	146,154	—

Total	$300,908	$133,633

Percent of total debt
Fixed rate	51%	100%
Variable rate (a)	49%	0%

	100%	100%

Weighted average interest rate at end of period
Fixed rate	7.1%	6.9%
Variable rate (a)	5.3%	N/A

(a)	Variable rate debt at December 31, 2009 consisted of (i) $27.0 million that has been effectively converted to fixed rate debt through interest rate swap derivative instruments and (ii) $119.2 million that is subject to an interest rate cap, but for which the applicable interest rate was below the interest rate cap at December 31, 2009.
Cash Resources
At December 31, 2009, our cash resources consisted of cash and cash equivalents of $281.6 million. Of this amount, $2.1 million, at then-current exchange rates, was held in foreign bank accounts, and we could be subject to restrictions or significant costs should we decide to repatriate these amounts. We had unleveraged properties that had an aggregate carrying value of $145.1 million, although given the recent volatility in the real estate financing markets, there can be no assurance that we would be able to obtain financing for these properties. As described above, we have raised more than $900 million from our public offering through the date of this Report.
In May 2009, our tenant, Wagon Automotive GmbH, terminated its lease with us and a successor company, Waldaschaff Automotive GmbH, took over the business. Waldaschaff Automotive has been paying rent to us, albeit at a significantly reduced rate, while new lease terms are being negotiated, but at the date of this Report is operating under the protection of the insolvency administrator. Wagon Automotive GmbH’s affiliate, Wagon Automotive Nagold GmbH, has not filed for bankruptcy, and while it briefly ceased making rent payments during the second quarter of 2009, it subsequently resumed paying rent to us substantially in accordance with the terms stated in its lease. In October 2009 we terminated the existing lease and signed a new lease with Wagon Automotive Nagold GmbH on substantially the same terms. We incurred non-cash impairment charges totaling $8.3 million related to these investments during 2009 (Note 11). Wagon Automotive GmbH, Waldaschaff Automotive GmbH and Wagon Automotive Nagold GmbH collectively accounted for 8% of our lease revenue for the year ended December 31, 2009, respectively. If additional tenants encounter financial difficulties as a result of the current economic environment, our cash flows could be further negatively impacted.
During 2009, we incurred other-than-temporary impairment charges related to our CMBS portfolio as a result of increased delinquencies in the portfolio and our expectation of future credit losses. While we have not yet experienced a reduction in cash flows from these investments, it is likely that we will do so in the future if the expected credit losses materialize. While our CMBS portfolio accounted for 5% of our total revenues for 2009, we anticipate that this percentage will decrease as we continue to invest the proceeds of our initial public offering in properties.
Cash Requirements
During 2010, we expect that cash payments will include paying distributions to shareholders and to our affiliates who hold noncontrolling interests in entities we control, making scheduled mortgage principal payments (neither we nor our venture partners have any balloon payments on our mortgage obligations until 2012), reimbursing the advisor for costs incurred on our behalf and paying normal recurring operating expenses, such as fees to the advisor for services performed and rent. We expect to continue to use funds raised from our public offering to invest in new properties.
CPA®:17 2009 10-K — 37

Off-Balance Sheet Arrangements and Contractual Obligations
The table below summarizes our off-balance sheet arrangements and contractual obligations at December 31, 2009 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 years
Non-recourse and limited-recourse debt — principal	$300,908	$5,776	$12,625	$119,693	$162,814
Deferred acquisition fees — principal	7,922	4,242	3,680	—	—
Interest on borrowings and deferred acquisition fees	131,412	18,877	36,183	33,171	43,181
Build-to-suit commitments (a)	2,161	2,161	—	—	—
Operating and other lease commitments (b)	807	114	236	241	216

	$443,210	$31,170	$52,724	$153,105	$206,211

(a)	Represents remaining build-to-suit commitment for a domestic project. Estimated total construction costs for the project are currently projected to be $31.0 million, of which $28.8 million was funded at December 31, 2009.

(b)	Operating and other lease commitments consist of our share of future minimum rents payable under an office cost-sharing agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities. Amounts under the cost-sharing agreement are allocated among the entities based on gross revenues and are adjusted quarterly. We anticipate that our share of future minimum lease payments will increase significantly as we continue to invest the proceeds of our offering.
Amounts in the table above related to our foreign operations are based on the exchange rate of the local currencies at December 31, 2009. At December 31, 2009, we had no material capital lease obligations for which we are the lessee, either individually or in the aggregate.
We have investments in unconsolidated ventures that own single-tenant properties net leased to corporations. All of the underlying investments are owned with our affiliates. Summarized financial information for these ventures and our ownership interest in the ventures at December 31, 2009 are presented below. Summarized financial information provided represents the total amount attributable to the ventures and does not represent our proportionate share (dollars in thousands):

	Ownership
	Interest at		Total Third
Lessee	December 31, 2009	Total Assets	Party Debt	Maturity Date
Berry Plastics (a)	50%	$82,097	$29,000	3/2012
Tesco plc (b)	49%	99,503	49,894	6/2016

		$181,600	$78,894

(a)	During 2009, this venture repaid its $39.0 million outstanding balance on a non-recourse mortgage loan at a discount for $32.5 million and recognized a corresponding gain of $6.5 million. Our $3.2 million share of the gain was reduced by $2.9 million due to an impairment charge recognized to reduce the carrying value of our investment to the estimated fair value of the venture’s underlying properties. The venture subsequently obtained non-recourse mortgage financing of $29.0 million with an annual interest rate and term of up to 10% and five years, respectively.

(b)	Dollar amounts shown are based on the exchange rate of the Euro at December 31, 2009. We acquired this investment in July 2009.
In connection with the purchase of our properties, we require the sellers to perform environmental reviews. We believe, based on the results of these reviews, that our properties were in substantial compliance with federal and state environmental statutes at the time the properties were acquired. However, portions of certain properties have been subject to some degree of contamination, principally in connection with leakage from underground storage tanks, surface spills or other on-site activities. In most instances where contamination has been identified, tenants are actively engaged in the remediation process and addressing identified conditions. Tenants are generally subject to environmental statutes and regulations regarding the discharge of hazardous materials and any related remediation obligations. In addition, our leases generally require tenants to indemnify us from all liabilities and losses related to the leased properties, with provisions of this indemnification specifically addressing environmental matters. The leases generally include provisions that allow for periodic environmental assessments, paid for by the tenant, and allow us to extend leases until such time as a tenant has satisfied its environmental obligations. Certain of our leases allow us to require financial assurances from tenants, such as performance bonds or letters of credit, if the costs of remediating environmental conditions are, in our estimation, in excess of specified amounts. Accordingly, we believe that the ultimate resolution of any environmental matters should not have a material adverse effect on our financial condition, liquidity or results of operations.
CPA®:17 2009 10-K — 38

Subsequent Events
In February and March 2010, we entered into two domestic and one international investment at a total cost of approximately $120.0 million. During February 2010, we obtained non-recourse mortgage financing in connection with our 2009 and 2010 investment activity totaling $71.7 million, at a weighted average fixed annual interest rate and term of 6.1% and 7.9 years, respectively. Amounts are based on the exchange rate of the Euro at the date of acquisition, as applicable.
Critical Accounting Estimates
Our significant accounting policies are described in Note 2 to the consolidated financial statements. Many of these accounting policies require judgment and the use of estimates and assumptions when applying these policies in the preparation of our consolidated financial statements. On a quarterly basis, we evaluate these estimates and judgments based on historical experience as well as other factors that we believe to be reasonable under the circumstances. These estimates are subject to change in the future if underlying assumptions or factors change. Certain accounting policies, while significant, may not require the use of estimates. Those accounting policies that require significant estimation and/or judgment are listed below.
Classification of Real Estate Assets
We classify our directly owned leased assets for financial reporting purposes at the inception of a lease, or when significant lease terms are amended, as either real estate leased under operating leases or net investment in direct financing leases. This classification is based on several criteria, including, but not limited to, estimates of the remaining economic life of the leased assets and the calculation of the present value of future minimum rents. We estimate remaining economic life in part using third party appraisals of the leased assets. We calculate the present value of future minimum rents using the lease’s implicit interest rate, which requires an estimate of the residual value of the leased assets at the end of the non-cancelable lease term. Estimates of residual values are generally based on third party appraisals. Different estimates of residual value result in different implicit interest rates and could possibly affect the financial reporting classification of leased assets. The contractual terms of our leases are not necessarily different for operating and direct financing leases; however, the classification is based on accounting pronouncements that are intended to indicate whether the risks and rewards of ownership are retained by the lessor or substantially transferred to the lessee. We believe that we retain certain risks of ownership regardless of accounting classification. Assets classified as net investment in direct financing leases are not depreciated but are written down to expected residual value over the lease term. Therefore, the classification of assets may have a significant impact on net income even though it has no effect on cash flows.
Identification of Tangible and Intangible Assets in Connection with Real Estate Acquisitions
In connection with our acquisition of properties accounted for as operating leases, we allocate purchase costs to tangible and intangible assets and liabilities acquired based on their estimated fair values. We determine the value of tangible assets, consisting of land and buildings, as if vacant, and record intangible assets, including the above- and below-market value of leases, the value of in-place leases and the value of tenant relationships, at their relative estimated fair values.
We determine the value attributed to tangible assets in part using a discounted cash flow model that is intended to approximate both what a third party would pay to purchase the vacant property and rent at current estimated market rates. In applying the model, we assume that the disinterested party would sell the property at the end of an estimated market lease term. Assumptions used in the model are property-specific where this information is available; however, when certain necessary information is not available, we use available regional and property-type information. Assumptions and estimates include a discount rate or internal rate of return, marketing period necessary to put a lease in place, carrying costs during the marketing period, leasing commissions and tenant improvements allowances, market rents and growth factors of these rents, market lease term and a cap rate to be applied to an estimate of market rent at the end of the market lease term.
We acquire properties subject to net leases and determine the value of above-market and below-market lease intangibles based on the difference between (i) the contractual rents to be paid pursuant to the leases negotiated and in place at the time of acquisition of the properties and (ii) our estimate of fair market lease rates for the property or a similar property, both of which are measured over a period equal to the estimated market lease term. We discount the difference between the estimated market rent and contractual rent to a present value using an interest rate reflecting our current assessment of the risk associated with the lease acquired, which includes a consideration of the credit of the lessee. Estimates of market rent are generally based on a third party appraisal obtained in connection with the property acquisition and can include estimates of market rent increase factors, which are generally provided in the appraisal or by local brokers.
CPA®:17 2009 10-K — 39

We evaluate the specific characteristics of each tenant’s lease and any pre-existing relationship with each tenant in determining the value of in-place lease and tenant relationship intangibles. To determine the value of in-place lease intangibles, we consider estimated market rent, estimated carrying costs of the property during a hypothetical expected lease-up period, current market conditions and costs to execute similar leases. Estimated carrying costs include real estate taxes, insurance, other property operating costs and estimates of lost rentals at market rates during the hypothetical expected lease-up periods, based on assessments of specific market conditions. In determining the value of tenant relationship intangibles, we consider the expectation of lease renewals, the nature and extent of our existing relationship with the tenant, prospects for developing new business with the tenant and the tenant’s credit profile. We also consider estimated costs to execute a new lease, including estimated leasing commissions and legal costs, as well as estimated carrying costs of the property during a hypothetical expected lease-up period. We determine these values using third party appraisals or our estimates.
Basis of Consolidation
When we obtain an economic interest in an entity, we evaluate the entity to determine if it is deemed a variable interest entity (“VIE”) and, if so, whether we are deemed to be the primary beneficiary and are therefore required to consolidate the entity. Significant judgment is required to determine whether a VIE should be consolidated. We review the contractual arrangements provided for in the partnership agreement or other related contracts to determine whether the entity is considered a VIE under current authoritative accounting guidance, and to establish whether we have any variable interests in the VIE. We then compare our variable interests, if any, to those of the other venture partners to identify the party that is exposed to the majority of the VIE’s expected losses, expected residual returns, or both. We use this analysis to determine who should consolidate the VIE. The comparison uses both qualitative and quantitative analytical techniques that may involve the use of a number of assumptions about the amount and timing of future cash flows.
For an entity that is not considered to be a VIE, the general partners in a limited partnership (or similar entity) are presumed to control the entity regardless of the level of their ownership and, accordingly, may be required to consolidate the entity. We evaluate the partnership agreements or other relevant contracts to determine whether there are provisions in the agreements that would overcome this presumption. If the agreements provide the limited partners with either (a) the substantive ability to dissolve or liquidate the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights, the limited partners’ rights overcome the presumption of control by a general partner of the limited partnership, and, therefore, the general partner must account for its investment in the limited partnership using the equity method of accounting.
Impairments
We periodically assess whether there are any indicators that the value of our long-lived assets may be impaired or that their carrying value may not be recoverable. These impairment indicators include, but are not limited to, the vacancy of a property that is not subject to a lease; a lease default by a tenant that is experiencing financial difficulty; the termination of a lease by a tenant or the rejection of a lease in a bankruptcy proceeding. Impairment charges do not necessarily reflect the true economic loss caused by the default of the tenant, which may be greater or less than the impairment amount. In addition, we use non-recourse debt to finance our acquisitions, and to the extent that the value of an asset is written down to below the value of its debt, there is an unrealized gain that will be triggered when we turn the asset back to the lender in satisfaction of the debt. We may incur impairment charges on long-lived assets, including real estate, direct financing leases, assets held for sale and equity investments in real estate. We may also incur impairment charges on marketable securities and CMBS investments. Estimates and judgments used when evaluating whether these assets are impaired are presented below.
Real Estate
For real estate assets in which an impairment indicator is identified, we follow a two-step process to determine whether an asset is impaired and to determine the amount of the charge. First, we compare the carrying value of the property to the future net undiscounted cash flow that we expect the property will generate, including any estimated proceeds from the eventual sale of the property. The undiscounted cash flow analysis requires us to make our best estimate of market rents, residual values and holding periods. We estimate market rents and residual values using market information from outside sources such as broker quotes or recent comparable sales. In cases where the available market information is not deemed appropriate, we perform a future net cash flow analysis discounted for inherent risk associated with each asset to determine an estimated fair value. As our investment objective is to hold properties on a long-term basis, holding periods used in the undiscounted cash flow analysis generally range from five to ten years. Depending on the assumptions made and estimates used, the future cash flow projected in the evaluation of long-lived assets can vary within a range of outcomes. We consider the likelihood of possible outcomes in determining the best possible estimate of future cash flows. If the future net undiscounted cash flow of the property is less than the carrying value, the property is considered to be impaired. We then measure the loss as the excess of the carrying value of the property over its estimated fair value. The property’s estimated fair value is primarily determined using market information from outside sources such as broker quotes or recent comparable sales.
CPA®:17 2009 10-K — 40

Direct Financing Leases
We review our direct financing leases at least annually to determine whether there has been an other-than-temporary decline in the current estimate of residual value of the property. The residual value is our estimate of what we could realize upon the sale of the property at the end of the lease term, based on market information from outside sources such as broker quotes or recent comparable sales. If this review indicates that a decline in residual value has occurred that is other-than-temporary, we recognize an impairment charge and revise the accounting for the direct financing lease to reflect a portion of the future cash flow from the lessee as a return of principal rather than as revenue. While we evaluate direct financing leases if there are any indicators that the residual value may be impaired, the evaluation of a direct financing lease can be affected by changes in long-term market conditions even though the obligations of the lessee are being met.
Assets Held for Sale
We classify assets that are accounted for as operating leases as held for sale when we have entered into a contract to sell the property and all material due diligence requirements have been satisfied and we believe it is probable that the disposition will occur within one year. When we classify an asset as held for sale, we calculate its estimated fair value as the expected sale price, less expected selling costs. We base the expected sale price on the contract and the expected selling costs on information provided by brokers and legal counsel. We then compare the asset’s estimated fair value to its carrying value, and if the estimated fair value is less than the property’s carrying value, we reduce the carrying value to the estimated fair value. We will continue to review the property for subsequent changes in the estimated fair value, and may recognize an additional impairment charge if warranted.
If circumstances arise that we previously considered unlikely and, as a result, we decide not to sell a property previously classified as held for sale, we reclassify the property as held and used. We record a property that is reclassified as held and used at the lower of (a) its carrying amount before the property was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the property been continuously classified as held and used, or (b) the estimated fair value at the date of the subsequent decision not to sell.
Equity Investments in Real Estate
We evaluate our equity investments in real estate on a periodic basis to determine if there are any indicators that the value of our equity investment may be impaired and to establish whether or not that impairment is other-than-temporary. To the extent impairment has occurred, we measure the charge as the excess of the carrying value of our investment over its estimated fair value, which is determined by multiplying the estimated fair value of the underlying venture’s net assets by our ownership interest percentage. For our unconsolidated ventures in real estate, we calculate the estimated fair value of the underlying venture’s real estate or net investment in direct financing lease as described in Real Estate and Direct Financing Leases above. The fair value of the underlying venture’s debt, if any, is calculated based on market interest rates and other market information. The fair value of the underlying venture’s other assets and liabilities is generally assumed to be equal to their carrying value.
Marketable Securities
We evaluate our marketable securities for impairment if a decline in estimated fair value below cost basis is significant and/or has lasted for an extended period of time. We review the underlying cause of the decline in value and the estimated recovery period, as well as the severity and duration of the decline, to determine if the decline is other-than-temporary. In our evaluation, we consider our ability and intent to hold these investments for a reasonable period of time sufficient for us to recover our cost basis. We also evaluate the near-term prospects for each of these investments in relation to the severity and duration of the decline. If we determine that the decline is other-than-temporary, we record an impairment charge to reduce our cost basis to the estimated fair value of the security.
Commercial Mortgage-Backed Securities
We have CMBS investments that are designated as securities held to maturity. On a quarterly basis, we evaluate our CMBS to determine if they have experienced an other-than temporary decline in value. In our evaluation, we consider, among other items, the significance of the decline in value compared to the cost basis; underlying factors contributing to the decline in value, such as delinquencies and expectations of credit losses; the length of time the market value of the security has been less than its cost basis; expected market volatility and market and economic conditions; advice from dealers; and our own experience in the market.
In 2009, the FASB amended its existing guidance on determining whether an impairment for investments in debt securities, including CMBS investments, is other-than-temporary. If the debt security’s market value is below its amortized cost and we either intend to sell the security or it is more likely than not that we will be required to sell the security before its anticipated recovery, we record the entire amount of the other-than-temporary impairment charge in earnings.
CPA®:17 2009 10-K — 41

We do not intend to sell our CMBS investments, and we do not expect that it is more likely than not that we will be required to sell these investments before their anticipated recovery. We perform an additional analysis to determine whether we expect to recover our amortized cost basis in the investment. If we determine that a decline in the estimated fair value of our CMBS investments has occurred that is other-than-temporary and we do not expect to recover the entire amortized cost basis, we calculate the total other-than-temporary impairment charge as the difference between the CMBS investments’ carrying value and their estimated fair value. We then separate the other-than-temporary impairment charge into the portion of the loss related to noncredit factors, such as the illiquidity of the securities (the “noncredit loss portion”), and the portion related to credit factors (the “credit loss portion”). We determine the noncredit loss portion by analyzing the changes in spreads on AAA-rated CMBS securities as compared with the changes in spreads on the CMBS securities being analyzed for other-than-temporary impairment. We generally perform this analysis over a time period from the date of acquisition of the debt securities through the date of the analysis. Any resulting loss is deemed to represent losses due to the illiquidity of the debt securities and is recorded as the noncredit loss portion. We then measure the credit loss portion of the other-than-temporary impairment as the residual amount of the other-than-temporary impairment. We record the noncredit loss portion as a separate component of Other comprehensive loss in equity and the credit loss portion in earnings.
Following recognition of the other-than-temporary impairment, the difference between the new cost basis of the CMBS investments and cash flows expected to be collected is accreted to Interest income from CMBS over the remaining expected lives of the securities.
Provision for Uncollected Amounts from Lessees
On an ongoing basis, we assess our ability to collect rent and other tenant-based receivables and determine an appropriate allowance for uncollected amounts. Because we have a limited number of lessees (14 lessees represented 100% of lease revenues during 2009), we believe that it is necessary to evaluate the collectibility of these receivables based on the facts and circumstances of each situation rather than solely using statistical methods. Therefore, in recognizing our provision for uncollected rents and other tenant receivables, we evaluate actual past due amounts and make subjective judgments as to the collectability of those amounts based on factors including, but not limited to, our knowledge of a lessee’s circumstances, the age of the receivables, the tenant’s credit profile and prior experience with the tenant. Even if a lessee has been making payments, we may reserve for the entire receivable amount from the lessee if we believe there has been significant or continuing deterioration in the lessee’s ability to meet its lease obligations.
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
We conduct business in various states and municipalities within the U.S. and the European Union and, as a result, we or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and certain foreign jurisdictions. As a result, we are subject to certain state, local and foreign taxes and a provision for such taxes is included in the consolidated financial statements.
Significant judgment is required in determining our tax provision and in evaluating our tax positions. We establish tax reserves in accordance using a benefit recognition model, which we believe could result in a greater amount of benefit (and a lower amount of reserve) being initially recognized in certain circumstances. Provided that the tax position is deemed more likely than not of being sustained, we recognize the largest amount of tax benefit that is greater than 50 percent likely of being ultimately realized upon settlement. The tax position must be derecognized when it is no longer more likely than not of being sustained.
Future Accounting Requirements
In June 2009, the FASB issued amended guidance related to the consolidation of VIEs. These amendments require an enterprise to qualitatively assess the determination of the primary beneficiary of a VIE based on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE, and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The amendments change the consideration of kick-out rights in determining if an entity is a VIE, which may cause certain additional entities to now be considered VIEs. Additionally, they require an ongoing reconsideration of the primary beneficiary and provide a framework for the events that trigger a reassessment of whether an entity is a VIE. This guidance is effective for us beginning January 1, 2010. We are currently assessing the potential impact that the adoption of the new guidance will have on our financial position and results of operations.
CPA®:17 2009 10-K — 42

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.
Market Risks
Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates and equity prices. The primary risks to which we are exposed are interest rate risk and foreign currency exchange risk. We are also exposed to market risk as a result of concentrations in certain tenant industries as we have a limited number of investments. We regularly monitor our portfolio to assess potential concentrations of market risk as we make additional investments. As we invest the proceeds of our initial public offering, we will seek to ensure that our portfolio is reasonably well diversified and does not contain any unusual concentration of market risks.
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
Although we have not yet experienced any credit losses on our CMBS investments, in the event of a significant rising interest rate environment and given the current economic crisis, loan defaults could occur and result in our recognition of credit losses, which could adversely affect our liquidity and operating results. Further, such defaults could have an adverse effect on the spreads between interest earning assets and interest bearing liabilities. During the fourth quarter of 2009, as a result of increased delinquencies in our CMBS portfolio and our expectation of future credit losses, we determined that the sustained decline in the estimated fair value of these investments was other-than-temporary and, accordingly, we recognized other-than-temporary impairment charges totaling $17.1 million to reduce the carrying value of these investments to their estimated fair value. We recognized other-than-temporary impairment charges of $15.6 million in earnings, related to expected credit losses, and $1.5 million, related to the current illiquidity of these assets, in Other comprehensive loss in equity.
We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain non-recourse mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our venture partners may obtain variable rate mortgage loans and, as a result, may enter into interest rate swap agreements or interest rate cap agreements with lenders that effectively convert the variable rate debt service obligations of the loan to a fixed rate. Interest rate swaps are agreements in which a series of interest rate flows are exchanged over a specific period, and interest rate caps limit the borrowing rate of variable rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments designated as cash flow hedges on the forecasted interest payments on the debt obligation. The notional, or face, amount on which the swaps or caps are based is not exchanged. Our objective in using such derivatives is to limit our exposure to interest rate movements. At December 31, 2009, we estimate that the net fair value of our interest rate cap and interest rate swap, which are included in Other assets, net and Accounts payable, accrued expenses and other liabilities, respectively, in the consolidated financial statements, was $3.0 million, inclusive of amounts attributable to noncontrolling interests of $1.3 million (Note 9).
In connection with a German investment in August 2008, a venture in which we and an affiliate have 67% and 33% interests, respectively, and which we consolidate, obtained a participation right in an interest rate swap obtained by the lender of the non-recourse mortgage financing on the transaction. This participation right is deemed to be an embedded credit derivative. This derivative instrument had no fair value at December 31, 2009.
CPA®:17 2009 10-K — 43

At December 31, 2009, all of our non-recourse debt either bore interest at fixed rates, was swapped to a fixed rate or was subject to an interest rate cap. The annual interest rates on our fixed rate debt at December 31, 2009 ranged from 4.5% to 8.0%. The annual interest rates on our variable rate debt at December 31, 2009 ranged from 5.0% to 6.6%. Our debt obligations are more fully described in Financial Condition in Item 7 above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at December 31, 2009 (in thousands):

	2010	2011	2012	2013	2014	Thereafter	Total	Fair value
Fixed rate debt	$2,898	$3,100	$3,310	$3,529	$4,068	$137,849	$154,754	$145,583
Variable rate debt	$2,878	$3,040	$3,175	$3,316	$108,780	$24,965	$146,154	$146,154
The estimated fair value of our fixed rate debt and our variable rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swap agreements is affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of such debt at December 31, 2009 by an aggregate increase of $10.1 million or an aggregate decrease of $9.3 million, respectively. Annual interest expense on our variable rate debt that does not bear interest at fixed rates at December 31, 2009 would increase or decrease by $1.2 million for each respective 1% change in annual interest rates.
Foreign Currency Exchange Rate Risk
We own international investments in the European Union, and as a result we are exposed to foreign currency exchange rate movements in the Euro and the British Pound Sterling, which may affect future costs and cash flows. Although all of our foreign investments to date were conducted in these currencies, we are likely to conduct business in other currencies as we seek to invest funds from our offering internationally. We manage foreign currency exchange rate movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the same currency. We are generally a net receiver of these currencies (we receive more cash than we pay out), and therefore our foreign operations benefit from a weaker U.S. dollar, and are adversely affected by a stronger U.S. dollar, relative to the foreign currency. We recognized realized foreign currency transaction losses of $2.5 million for the year ended December 31, 2009. These losses are included in Other income and (expenses) in the consolidated financial statements and were primarily due to changes in the value of foreign currency on deposits held for new investments.
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
Scheduled future minimum rents, exclusive of renewals, under non-cancelable leases for our foreign operations during each of the next five years and thereafter, are as follows (in thousands):

Lease Revenues (a)	2010	2011	2012	2013	2014	Thereafter	Total
Euro	$12,275	$12,339	$12,339	$12,339	$12,339	$142,178	$203,809
British pound sterling	1,986	2,167	2,167	2,167	2,167	43,337	53,991

	$14,261	$14,506	$14,506	$14,506	$14,506	$185,515	$257,800

Scheduled debt service payments (principal and interest) for mortgage notes payable for our foreign operations during each of the next five years and thereafter, are as follows (in thousands):

Debt service (a) (b)	2010	2011	2012	2013	2014	Thereafter	Total
Euro	$5,155	$5,151	$5,130	$5,108	$5,105	$51,835	$77,484

(a)	Based on the applicable exchange rate at December 31, 2009. Contractual rents and debt obligations are denominated in the functional currency of the country of each property.

(b)	Interest on variable rate debt obligations was calculated using the applicable annual interest rates and balances outstanding at December 31, 2009. Our British pound sterling investment had no debt at December 31, 2009.
CPA®:17 2009 10-K — 44

Item 8.	Financial Statements and Supplementary Data.
The following financial statements and schedule are filed as a part of this Report:
Financial statement schedules other than those listed above are omitted because the required information is given in the financial statements, including the notes thereto, or because the conditions requiring their filing do not exist.

CPA®:17 2009 10-K — 45

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Corporate Property Associates 17 — Global Incorporated:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Corporate Property Associates 17 — Global Incorporated and its subsidiaries (the“Company”) at December 31, 2009 and 2008, and the results of their operations and their cash flows for the years ended December 31, 2009 and 2008 and the period from February 20, 2007 (Inception) to December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
New York, New York
March 26, 2010
CPA®:17 2009 10-K — 46

CORPORATE PROPERTY ASSOCIATES 17 — GLOBAL INCORPORATED
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2009	2008
Assets
Investments in real estate:
Real estate, at cost	$326,507	$168,981
Accumulated depreciation	(5,957)	(1,455)

Net investments in properties	320,550	167,526
Net investment in direct financing leases	303,250	83,924
Real estate under construction	31,037	—
Equity investment in real estate	43,495	21,864

Net investments in real estate	698,332	273,314
Cash and cash equivalents	281,554	161,569
Commercial mortgage-backed securities	3,818	20,309
Intangible assets, net	46,666	18,291
Deferred offering costs and other assets, net	37,502	5,589

Total assets	$1,067,872	$479,072

Liabilities and Equity
Liabilities:
Debt	$300,908	$133,633
Accounts payable, accrued expenses and other liabilities	4,533	4,170
Prepaid and deferred rental income	13,236	4,468
Due to affiliates	8,383	4,797
Distributions payable	11,675	4,507

Total liabilities	338,735	151,575

Commitments and contingencies
Equity:
CPA®:17 — Global shareholders’ equity
Preferred stock, $0.001 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; 80,135,401 and 34,625,497 shares issued, respectively	82	35
Additional paid-in capital	718,057	310,732
Distributions in excess of accumulated earnings	(53,118)	(11,056)
Accumulated other comprehensive loss	(4,902)	(2,288)

	660,119	297,423
Less, treasury stock at cost, 248,833 shares at December 31, 2009	(2,314)	—

Total CPA®:17 — Global shareholders’ equity	657,805	297,423
Noncontrolling interests	71,332	30,074

Total equity	729,137	327,497

Total liabilities and equity	$1,067,872	$479,072

See Notes to Consolidated Financial Statements.
CPA®:17 2009 10-K — 47

CORPORATE PROPERTY ASSOCIATES 17 — GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

			Period from inception
			(February 20, 2007)
	Years ended December 31,		through
	2009	2008	December 31, 2007
Revenues
Rental income	$18,333	$6,630	$—
Interest income from direct financing leases	29,117	1,392	—
Interest income from commercial mortgage-backed securities	2,743	1,658	—

	50,193	9,680	—

Expenses
Depreciation and amortization	(5,324)	(1,827)	—
General and administrative	(3,486)	(2,041)	(108)
Property expenses	(3,314)	(807)	—
Impairment charges on net investments in properties	(8,271)	—	—
Impairment charges on CMBS, net of noncredit portion of impairment of $1,505 recognized in Other comprehensive loss	(15,633)	—	—

	(36,028)	(4,675)	(108)

Other Income and Expenses
Other interest income	232	1,129	2
Income (loss) from equity investment in real estate	1,406	(1,793)	—
Other income and (expenses)	(2,380)	(1,762)	—
Interest expense	(10,823)	(3,725)	—

	(11,565)	(6,151)	2

Income (loss) before income taxes	2,600	(1,146)	(106)
Provision for income taxes	(420)	(504)	—

Net Income (Loss)	2,180	(1,650)	(106)

(Less) Add: Net (income) loss attributable to noncontrolling interests	(9,881)	403	—

Net Loss Attributable to CPA®:17 — Global Shareholders	$(7,701)	$(1,247)	$(106)

Loss Per Share
Net loss attributable to CPA®:17 — Global shareholders	$(0.14)	$(0.07)	$(4.76)

Weighted Average Shares Outstanding	54,376,664	17,273,533	22,222

See Notes to Consolidated Financial Statements.
CPA®:17 2009 10-K — 48

CORPORATE PROPERTY ASSOCIATES 17 — GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

			Period from inception
			(February 20, 2007)
	Years ended December 31,		through
	2009	2008	December 31, 2008
Net Income (Loss)	$2,180	$(1,650)	$(106)
Other Comprehensive Loss:
Foreign currency translation adjustment	(682)	(3,315)	—
Change in unrealized loss on derivative instrument	(468)	—	—
Impairment loss on commercial mortgage-backed securities	(1,505)	—	—

	(2,655)	(3,315)	—

Comprehensive loss	(475)	(4,965)	(106)

Amounts Attributable to Noncontrolling Interests:
Net (income) loss	(9,881)	403	—
Foreign currency translation adjustment	(166)	1,027	—
Change in unrealized loss on derivative instrument	207	—	—

Comprehensive (income) loss attributable to noncontrolling interests	(9,840)	1,430	—

Comprehensive Loss Attributable to CPA®:17 — Global Shareholders	$(10,315)	$(3,535)	$(106)

See Notes to Consolidated Financial Statements.
CPA®:17 2009 10-K — 49

CORPORATE PROPERTY ASSOCIATES 17 — GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY
For the years ended December 31, 2009 and 2008 and the period from inception (February 20, 2007) to December 31, 2007
(in thousands, except share and per share amounts)

	CPA®:17 - Global Shareholders
				Distributions	Accumulated		Total
			Additional	in Excess of	Other		CPA®:17 -
		Common	Paid-In	Accumulated	Comprehensive	Treasury	Global	Noncontrolling
	Shares	Stock	Capital	Earnings	Loss	Stock	Shareholders	Interests	Total
Balance at February 20, 2007	—	$—	$—	$—	$—	$	$—	$—	$—
Shares, $.001 par, issued to the advisor at $9 per share	22,222		200				200		200
Net loss				(106)			(106)		(106)

Balance at December 31, 2007	22,222	—	200	(106)	—	—	94	—	94

Shares issued, net of offering costs	34,544,270	35	309,942				309,977		309,977
Shares issued to affiliates	59,005		590				590		590
Contributions from noncontrolling interests							—	31,527	31,527
Distributions declared ($0.5578 per share)				(9,703)			(9,703)		(9,703)
Distributions to noncontrolling interests							—	(23)	(23)
Net loss				(1,247)			(1,247)	(403)	(1,650)
Other comprehensive loss:
Foreign currency translation adjustment					(2,288)		(2,288)	(1,027)	(3,315)

Balance at December 31, 2008	34,625,497	35	310,732	(11,056)	(2,288)	—	297,423	30,074	327,497

Shares issued, net of offering costs	45,244,803	45	404,649				404,696		404,696
Shares issued to affiliates	265,101	2	2,674				2,676		2,676
Contributions from noncontrolling interests							—	103,364	103,364
Distributions declared ($0.6324 per share)				(34,361)			(34,361)		(34,361)
Distributions to noncontrolling interests							—	(71,946)	(71,946)
Net (loss) income				(7,701)			(7,701)	9,881	2,180
Other comprehensive loss:
Foreign currency translation adjustment					(848)		(848)	166	(682)
Change in unrealized loss on derivative instrument					(261)		(261)	(207)	(468)
Impairment loss on commercial mortgage-backed securities					(1,505)		(1,505)		(1,505)
Repurchase of shares	(248,833)					(2,314)	(2,314)		(2,314)

Balance at December 31, 2009	79,886,568	$82	$718,057	$(53,118)	$(4,902)	$(2,314)	$657,805	$71,332	$729,137

See Notes to Consolidated Financial Statements.
CPA®:17 2009 10-K — 50

CORPORATE PROPERTY ASSOCIATES 17 — GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

			Period from inception
			(February 20, 2007)
	Years ended December 31,		through
	2009	2008	December 31, 2007
Cash Flows — Operating Activities
Net income (loss)	$2,180	$(1,650)	$(106)
Adjustments to net income (loss):
Depreciation and amortization, including intangible assets	5,088	1,841	—
Straight-line rent adjustments, amortization of rent-related intangibles and financing lease adjustments	(3,425)	(315)	—
Income from equity investment in real estate in excess of distributions received	326	1,793	—
Issuance of shares to affiliate in satisfaction of fees due	2,676	590	—
Amortization of discount on commercial mortgage-backed securities	(668)	(356)	—
Realized loss on foreign currency transactions	2,522	363	—
Unrealized loss on derivative instrument	—	1,403	—
Impairment charges on net investments in properties and commercial mortgage-backed securities	23,904	—	—
Increase in accounts receivable and prepaid expenses	(514)	(414)	(13)
Increase in funds in escrow	(3,108)	(282)	—
Increase in accounts payable and accrued expenses	749	2,453	62
Increase in prepaid and deferred rental income	2,432	2,317	—
(Decrease) increase in due to affiliates	78	(3,300)	40

Net cash provided by (used in) operating activities	32,240	4,443	(17)

Cash Flows — Investing Activities
Distributions from equity investments in real estate in excess of equity income	2,282	—	—
Acquisitions of real estate and direct financing leases (a)	(430,448)	(273,517)	—
Contributions to equity investments in real estate (a)	(22,798)	(23,074)	—
Value added taxes recoverable on purchases of real estate	(14,881)	—	—
Purchase of marketable securities	—	(19,965)	—
Funds for future investments and construction placed in escrow	(107,047)	—	—
Funds for future investments released from escrow	106,510	—	—
Purchase of notes receivable	(7,000)	—	—
Payment of deferred acquisition fees to an affiliate	(3,263)	(1,831)	—

Net cash used in investing activities	(476,645)	(318,387)	—

Cash Flows — Financing Activities
Distributions paid	(27,193)	(5,196)	—
Contributions from noncontrolling interests	103,364	31,527	—
Distributions to noncontrolling interests	(71,946)	(23)	—
Proceeds from mortgage notes payable	170,805	139,685	—
Scheduled payments of mortgage principal	(4,494)	(540)	—
Payment of mortgage deposits and deferred financing costs, net of deposits refunded	(4,574)	—	—
Proceeds from issuance of shares, net of offering costs	404,200	310,232	200
Purchase of treasury stock	(2,314)	—	—

Net cash provided by financing activities	567,848	475,685	200

Change in Cash and Cash Equivalents During the Year
Effect of exchange rate changes on cash	(3,458)	(355)	—

Net increase in cash and cash equivalents	119,985	161,386	183
Cash and cash equivalents, beginning of year	161,569	183	—

Cash and cash equivalents, end of year	$281,554	$161,569	$183

(Continued)
CPA®:17 2009 10-K — 51

CORPORATE PROPERTY ASSOCIATES 17 — GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
Noncash investing and financing activities:
(a)	The cost basis of real estate investments acquired during 2009 and 2008 also includes deferred acquisition fees payable of $7.6 million and $5.4 million, respectively.
Supplemental cash flow information:

	Years ended December 31,
	2009	2008
Interest paid, net of amounts capitalized	$10,726	$2,181

Interest capitalized	$1,088	$—

Income taxes paid	$507	$135

No interest or income taxes were paid, and no interest was capitalized, for the period from inception (February 20, 2007) through December 31, 2007.
See Notes to Consolidated Financial Statements.
CPA®:17 2009 10-K — 52

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Organization and Offering
Organization
Corporate Property Associates 17 — Global Incorporated is a publicly owned, non-actively traded REIT that invests primarily in commercial properties leased to companies domestically and internationally. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions and other factors. We earn revenue principally by leasing the properties we own to single corporate tenants, on a triple-net leased basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, contractual rent increases, tenant defaults and sales of properties. At December 31, 2009, our portfolio was comprised of our full or partial ownership interests in 39 fully occupied properties, substantially all of which were triple-net leased to 17 tenants, and totaled approximately 6 million square feet (on a pro rata basis). We were formed in 2007 and conduct substantially all of our investment activities and own all of our assets through our operating partnership, CPA:17 Limited Partnership. We are a general partner and a limited partner and anticipate that we will own a 99.985% capital interest in the operating partnership. Carey Holdings, a subsidiary of WPC, holds a special general partner interest in the operating partnership. We refer to WPC, together with certain of its subsidiaries and Carey Holdings, as the advisor.
On February 20, 2007, WPC purchased 22,222 shares of our common stock for $0.2 million and was admitted as our initial shareholder. WPC purchased its shares at $9.00 per share, net of commissions and fees, which would have otherwise been payable to Carey Financial, our sales agent and a subsidiary of WPC. In addition, in July 2008, we received a capital contribution from the advisor of $0.3 million.
Public Offering
In November 2007, our registration statement on Form S-11 (File No. 333-140842), covering an initial public offering of up to 200,000,000 shares of common stock at $10.00 per share, was declared effective by the SEC under the Securities Act of 1933, as amended. The registration statement also covers the offering of up to 50,000,000 shares of common stock at $9.50 pursuant to our distribution reinvestment and stock purchase plan. Our shares are initially being offered on a “best efforts” basis by Carey Financial and selected other dealers. We commenced our initial public offering in late December 2007. Since inception through the date of this Report, we have raised a total of more than $900 million.
We intend to use the net proceeds of the offering to acquire, own and manage a portfolio of commercial properties leased to a diversified group of companies primarily on a single tenant net lease basis.
Note 2. Summary of Significant Accounting Policies
Basis of Consolidation
The consolidated financial statements reflect all of our accounts, including those of our majority-owned and/or controlled subsidiaries. The portion of equity in a subsidiary that is not attributable, directly or indirectly, to us is presented as noncontrolling interests. All significant intercompany accounts and transactions have been eliminated.
When we obtain an economic interest in an entity, we evaluate the entity to determine if the entity is deemed a VIE and if we are deemed to be the primary beneficiary under current authoritative accounting guidance. We consolidate (i) entities that are VIEs and of which we are deemed to be the primary beneficiary and (ii) entities that are non-VIEs that we control. Entities that we account for under the equity method (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus fundings) include (i) entities that are VIEs and of which we are not deemed to be the primary beneficiary and (ii) entities that are non-VIEs that we do not control but over which we have the ability to exercise significant influence. We will reconsider our determination of whether an entity is a VIE and who the primary beneficiary is if certain events occur that are likely to cause a change in the original determinations. We have determined that we are the primary beneficiary of our operating partnership, which is deemed to be a VIE and which we consolidate.
In determining whether we control a non-VIE, we consider that the general partners in a limited partnership (or similar entity) are presumed to control the entity regardless of the level of their ownership and, accordingly, may be required to consolidate the entity. This presumption may be overcome if the agreements provide the limited partners with either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights. If it is deemed that the limited partners’ rights overcome the presumption of control by a general partner of the limited partnership, the general partner must account for its investment in the limited partnership using the equity method of accounting.
CPA®:17 2009 10-K — 53

Notes to Consolidated Financial Statements
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in our consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.
Reclassifications and Revisions
Certain prior year amounts have been reclassified to conform to the current year presentation. The consolidated financial statements included in this Report have been retrospectively adjusted to reflect the adoption of accounting guidance for noncontrolling interests during the year ended December 31, 2009.
Purchase Price Allocation
When we acquire properties accounted for as operating leases, we allocate the purchase costs to the tangible and intangible assets and liabilities acquired based on their estimated fair values. We determine the value of the tangible assets, consisting of land and buildings, as if vacant, and record intangible assets, including the above-market and below-market value of leases, the value of in-place leases and the value of tenant relationships, at their relative estimated fair values. See Real Estate Leased to Others and Depreciation below for a discussion of our significant accounting policies related to tangible assets. We include the value of below-market leases in Prepaid and deferred rental income and security deposits in the consolidated financial statements.
We record above-market and below-market lease values for owned properties based on the present value (using an interest rate reflecting the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the leases negotiated and in place at the time of acquisition of the properties and (ii) our estimate of fair market lease rates for the property or equivalent property, both of which are measured over a period equal to the estimated market lease term. We amortize the capitalized above-market lease value as a reduction of rental income over the estimated market lease term. We amortize the capitalized below-market lease value as an increase to rental income over the initial term and any fixed rate renewal periods in the respective leases.
We allocate the total amount of other intangibles to in-place lease values and tenant relationship intangible values based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with each tenant. The characteristics we consider in allocating these values include estimated market rent, the nature and extent of the existing relationship with the tenant, the expectation of lease renewals, estimated carrying costs of the property if vacant and estimated costs to execute a new lease, among other factors. We determine these values using third party appraisals or our estimates. We amortize the capitalized value of in-place lease intangibles to expense over the remaining initial term of each lease. We amortize the capitalized value of tenant relationships to expense over the initial and expected renewal terms of the lease. No amortization period for intangibles will exceed the remaining depreciable life of the building.
If a lease is terminated, we charge the unamortized portion of each intangible, including above-market and below-market lease values, in-place lease values and tenant relationship values, to expense.
Real Estate Under Construction
For properties under construction, operating expenses including interest charges and other property expenses such as real estate taxes, are capitalized rather than expensed and incidental revenue is recorded as a reduction of capitalized project (i.e., construction) costs. We capitalize interest by applying the interest rate applicable to outstanding borrowings to the average amount of accumulated expenditures for properties under construction during the period.
Cash and Cash Equivalents
We consider all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents include commercial paper and money market funds. At December 31, 2009 and 2008, our cash and cash equivalents were held in the custody of several financial institutions, and these balances, at times, exceeded federally insurable limits. We seek to mitigate this risk by depositing funds only with major financial institutions.
Commercial Mortgage Backed Securities
We have CMBS investments that were designated as securities held to maturity on the date of acquisition, in accordance with current accounting guidance. We carry these securities held to maturity at cost, net of unamortized premiums and discounts, which are recognized in interest income using an effective yield or “interest” method, and assess them for other-than-temporary impairment on a quarterly basis (see Impairments — CMBS below).
CPA®:17 2009 10-K — 54

Notes to Consolidated Financial Statements
Other Assets and Other Liabilities
We include value added taxes receivable; deferred costs incurred in connection with potential investment opportunities; derivative instruments; escrow balances held by lenders; accrued rents receivable; prepaid expenses and deferred charges in Other assets, net. We include deferred rental income and miscellaneous amounts held on behalf of tenants in Other liabilities. Deferred charges are costs incurred in connection with mortgage financings and refinancings that are amortized over the terms of the mortgages and included in Interest expense in the consolidated financial statements. Deferred rental income is the aggregate cumulative difference for operating leases between scheduled rents that vary during the lease term, and rent recognized on a straight-line basis.
Deferred Acquisition Fees Payable to Affiliate
Fees payable to the advisor for structuring and negotiating investments and related mortgage financing on our behalf are included in Due to affiliates (Note 3).
Treasury Stock
Treasury stock is recorded at cost.
Organization and Offering Costs
During the offering period, we accrue costs incurred in connection with the raising of capital as deferred offering costs. Upon receipt of offering proceeds, we charge the deferred costs to equity and reimburse the advisor for costs incurred (Note 3). Such reimbursements will not exceed regulatory cost limitations. De minimis organization costs were expensed as incurred and were included in general and administrative expenses in the financial statements for the period from inception (February 20, 2007) to December 31, 2007. No such costs were incurred during the years ended December 31, 2009 and 2008.
Real Estate Leased to Others
We lease real estate to others primarily on a triple-net leased basis whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance, repairs, renewals and improvements. Expenditures for maintenance and repairs including routine betterments are charged to operations as incurred. We capitalize significant renovations that increase the useful life of the properties. For the years ended December 31, 2009 and 2008, although we are legally obligated for the payment, pursuant to our lease agreements with our tenants, lessees were responsible for the direct payment to the taxing authorities of real estate taxes of $1.7 million and $0.6 million, respectively.
We diversify our real estate investments among various corporate tenants engaged in different industries, by property type and by geographic area (Note 10). Substantially all of our leases provide for either scheduled rent increases, periodic rent adjustments based on formulas indexed to changes in the CPI or similar indices or percentage rents. CPI adjustments are contingent on future events and are therefore not included in straight-line rent calculations. We recognize rents from percentage rents as reported by the lessees, which is after the level of sales requiring a rental payment to us is reached.
We account for leases as operating or direct financing leases as described below:
Operating leases — We record real estate at cost less accumulated depreciation; we recognize future minimum rental revenue on a straight-line basis over the term of the related leases and charge expenses (including depreciation) to operations as incurred (Note 4).
Direct financing method — We record leases accounted for under the direct financing method at their net investment (Note 5). We defer and amortize unearned income to income over the lease terms so as to produce a constant periodic rate of return on our net investment in the lease.
On an ongoing basis, we assess our ability to collect rent and other tenant-based receivables and determine an appropriate allowance for uncollected amounts. Because we have a limited number of lessees (14 lessees represented 100% of lease revenues during 2009), we believe that it is necessary to evaluate the collectibility of these receivables based on the facts and circumstances of each situation rather than solely using statistical methods. Therefore, in recognizing our provision for uncollected rents and other tenant receivables, we evaluate actual past due amounts and make subjective judgments as to the collectability of those amounts based on factors including, but not limited to, our knowledge of a lessee’s circumstances, the age of the receivables, the tenant’s credit profile and prior experience with the tenant. Even if a lessee has been making payments, we may reserve for the entire receivable amount if we believe there has been significant or continuing deterioration in the lessee’s ability to meet its lease obligations.
CPA®:17 2009 10-K — 55

Notes to Consolidated Financial Statements
Acquisition Costs
We adopted the FASB’s revised guidance for business combinations on January 1, 2009. The revised guidance establishes principles and requirements for how the acquirer in a business combination must recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interests in the entity acquired, and goodwill acquired in a business combination. Additionally, the revised guidance requires that an acquiring entity must immediately expense all acquisition costs and fees associated with a business combination, while such costs are capitalized for transactions deemed to be acquisitions of an asset. To the extent we make investments that are deemed to be business combinations, our results of operations will be negatively impacted by the immediate expensing of acquisition costs and fees incurred in accordance with the revised guidance, whereas in the past such costs and fees would have been capitalized and allocated to the cost basis of the acquisition. Post acquisition, there will be a subsequent positive impact on our results of operations through a reduction in depreciation expense over the estimated life of the properties. For those investments that are not deemed to be a business combination, the revised guidance is not expected to have a material impact on our consolidated financial statements. Historically, we have not acquired investments that would be deemed a business combination under the revised guidance.
Our investments in real estate are categorized as either real estate or net investment in direct financing leases for consolidated investments and equity investments in real estate for unconsolidated ventures. We capitalized acquisition-related costs and fees totaling $20.7 million in connection with our investments completed during the year ended December 31, 2009, all of which were deemed to be real estate acquisitions. See Notes 4, 5 and 6 for a discussion of acquisitions of real estate, net investment in direct financing leases and equity investments in real estate, respectively, during 2009.
Depreciation
We compute depreciation of building and related improvements using the straight-line method over the estimated useful lives of the properties (generally ranging from 14 to 40 years). We compute depreciation of tenant improvements using the straight-line method over the lesser of the remaining term of the lease or the estimated useful life.
Interest Capitalized in Connection with Real Estate Under Construction
Operating real estate is stated at cost less accumulated depreciation. Costs directly related to build-to-suit projects, primarily interest, if applicable, are capitalized. Interest capitalized in 2009 was $1.1 million. No interest was capitalized in 2008 or 2007. We consider a build-to-suit project as substantially completed upon the completion of improvements. If portions of a project are substantially completed and occupied and other portions have not yet reached that stage, the substantially completed portions are accounted for separately. We allocate costs incurred between the portions under construction and the portions substantially completed and only capitalize those costs associated with the portion under construction. We do not have a credit facility and determine an interest rate to be applied for capitalizing interest based on an average rate on our outstanding non-recourse mortgage debt.
Impairments
We periodically assess whether there are any indicators that the value of our long-lived assets may be impaired or that their carrying value may not be recoverable. These impairment indicators include, but are not limited to, the vacancy of a property that is not subject to a lease; a lease default by a tenant that is experiencing financial difficulty; the termination of a lease by a tenant or the rejection of a lease in a bankruptcy proceeding. Impairment charges do not necessarily reflect the true economic loss caused by the default of the tenant, which may be greater or less than the impairment amount. In addition, we use non-recourse debt to finance our acquisitions, and to the extent that the value of an asset is written down to below the value of its debt, there is an unrealized gain that will be triggered when we turn the asset back to the lender in satisfaction of the debt. We may incur impairment charges on long-lived assets, including real estate, direct financing leases, assets held for sale and equity investments in real estate. We may also incur impairment charges on marketable securities. Our policies for evaluating whether these assets are impaired are presented below.
Real Estate
For real estate assets in which an impairment indicator is identified, we follow a two-step process to determine whether an asset is impaired and to determine the amount of the charge. First, we compare the carrying value of the property to the future net undiscounted cash flow that we expect the property will generate, including any estimated proceeds from the eventual sale of the property. The undiscounted cash flow analysis requires us to make our best estimate of market rents, residual values and holding periods. Depending on the assumptions made and estimates used, the future cash flow projected in the evaluation of long-lived assets can vary within a range of outcomes. We consider the likelihood of possible outcomes in determining the best possible estimate of future cash flows. If the future net undiscounted cash flow of the property is less than the carrying value, the property is considered to be impaired. We then measure the loss as the excess of the carrying value of the property over its estimated fair value, as determined using market information. In cases where available market information is not deemed appropriate, we perform a future net cash flow analysis discounted for inherent risk associated with each asset.
CPA®:17 2009 10-K — 56

Notes to Consolidated Financial Statements
Direct Financing Leases
We review our direct financing leases at least annually to determine whether there has been an other-than-temporary decline in the current estimate of residual value of the property. The residual value is our estimate of what we could realize upon the sale of the property at the end of the lease term, based on market information. If this review indicates that a decline in residual value has occurred that is other-than-temporary, we recognize an impairment charge and revise the accounting for the direct financing lease to reflect a portion of the future cash flow from the lessee as a return of principal rather than as revenue. While we evaluate direct financing leases if there are any indicators that the residual value may be impaired, the evaluation of a direct financing lease can be affected by changes in long-term market conditions even though the obligations of the lessee are being met.
Assets Held for Sale
We classify assets that are accounted for as operating leases as held for sale when we have entered into a contract to sell the property, all material due diligence requirements have been satisfied and we believe it is probable that the disposition will occur within one year. When we classify an asset as held for sale, we calculate its estimated fair value as the expected sale price, less expected selling costs. We then compare the asset’s estimated fair value to its carrying value, and if the estimated fair value is less than the property’s carrying value, we reduce the carrying value to the estimated fair value. We will continue to review the property for subsequent changes in the estimated fair value, and may recognize an additional impairment charge if warranted.
If circumstances arise we previously considered unlikely and, as a result, we decide not to sell a property previously classified as held for sale, we reclassify the property as held and used. We measure and record a property that is reclassified as held and used at the lower of (a) its carrying amount before the property was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the property been continuously classified as held and used, or (b) the estimated fair value at the date of the subsequent decision not to sell.
Equity Investments in Real Estate
We evaluate our equity investments in real estate on a periodic basis to determine if there are any indicators that the value of our equity investment may be impaired and whether or not that impairment is other-than-temporary. To the extent impairment has occurred, we measure the charge as the excess of the carrying value of our investment over its estimated fair value, which is determined by multiplying the estimated fair value of the underlying venture’s net assets by our ownership interest percentage.
Marketable Securities
We evaluate our marketable securities for impairment if a decline in estimated fair value below cost basis is significant and/or has lasted for an extended period of time. We review the underlying cause of the decline in value and the estimated recovery period, as well as the severity and duration of the decline, to determine if the decline is other-than-temporary. In our evaluation, we consider our ability and intent to hold these investments for a reasonable period of time sufficient for us to recover our cost basis. We also evaluate the near-term prospects for each of these investments in relation to the severity and duration of the decline. If we determine that the decline is other-than-temporary, we record an impairment charge to reduce our cost basis to the estimated fair value of the security.
Commercial Mortgage-Backed Securities
We have CMBS investments that are designated as securities held to maturity. On a quarterly basis, we evaluate our CMBS to determine if they have experienced an other-than temporary decline in value. In our evaluation, we consider, among other items, the significance of the decline in value compared to the cost basis; underlying factors contributing to the decline in value, such as delinquencies and expectations of credit losses; the length of time the market value of the security has been less than its cost basis; expected market volatility and market and economic conditions; advice from dealers; and our own experience in the market.
In 2009, the FASB amended its existing guidance on determining whether an impairment for investments in debt securities, including CMBS investments, is other-than-temporary. If the debt security’s market value is below its amortized cost and we either intend to sell the security or it is more likely than not that we will be required to sell the security before its anticipated recovery, we record the entire amount of the other-than-temporary impairment charge in earnings.
We do not intend to sell our CMBS investments, and we do not expect that it is more likely than not that we will be required to sell these investments before their anticipated recovery. We perform an additional analysis to determine whether we expect to recover our amortized cost basis in the investment. If we have determined that a decline in the estimated fair value of our CMBS investments has occurred that is other-than-temporary and we do not expect to recover the entire amortized cost basis, we calculate the total other-than-temporary impairment charge as the difference between the CMBS investments’ carrying value and their estimated fair value. We then separate the other-than-temporary impairment charge into the portion of the loss related to noncredit factors, such as the illiquidity of the securities (the “noncredit loss portion”), and the portion related to credit factors (the “credit loss portion”). We determine the noncredit loss portion by analyzing the changes in spreads on AAA-rated CMBS securities as compared with the changes in spreads on the CMBS securities being analyzed for other-than-temporary impairment. We generally perform this analysis over a time period from the date of acquisition of the debt securities through the date of the analysis. Any resulting loss is deemed to represent losses due to the illiquidity of the debt securities and is recorded as the noncredit loss portion. We then measure the credit loss portion of the other-than-temporary impairment as the residual amount of the other-than-temporary impairment. We record the noncredit loss portion as a separate component of Other comprehensive loss in equity and the credit loss portion in earnings.
CPA®:17 2009 10-K — 57

Notes to Consolidated Financial Statements
Following recognition of the other-than-temporary impairment, the difference between the new cost basis of the CMBS investments and cash flows expected to be collected is accreted to Interest income from CMBS over the remaining expected lives of the securities.
Assets Held for Sale
We classify assets that are accounted for as operating leases as held for sale when we have entered into a contract to sell the property, all material due diligence requirements have been satisfied and we believe it is probable that the disposition will occur within one year. Assets held for sale are recorded at the lower of carrying value or estimated fair value, which is generally calculated as the expected sale price, less expected selling costs. The results of operations and the related gain or loss on sale of properties that have been sold or that are classified as held for sale are included in discontinued operations.
If circumstances arise that we previously considered unlikely and, as a result, we decide not to sell a property previously classified as held for sale, we reclassify the property as held and used. We measure and record a property that is reclassified as held and used individually at the lower of (a) its carrying amount before the property was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the property been continuously classified as held and used, or (b) the estimated fair value at the date of the subsequent decision not to sell.
We recognize gains and losses on the sale of properties when, among other criteria, the parties are bound by the terms of the contract, all consideration has been exchanged and all conditions precedent to closing have been performed. At the time the sale is consummated, a gain or loss is recognized as the difference between the sale price, less any selling costs, and the carrying value of the property.
Foreign Currency Translation
We have interests in real estate investments in the European Union for which the functional currency is the Euro and the British pound sterling. We perform the translation from the Euro to the U.S. dollar for assets and liabilities using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. We report the gains and losses resulting from this translation as a component of Other comprehensive loss in equity. At December 31, 2009 and 2008, the cumulative foreign currency translation adjustment loss was $3.0 million and $2.3 million, respectively.
Foreign currency transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. A change in the exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of that transaction. That increase or decrease in the expected functional currency cash flows is an unrealized foreign currency transaction gain or loss that generally will be included in determining net income for the period in which the exchange rate changes. Likewise, a transaction gain or loss (measured from the transaction date or the most recent intervening balance sheet date, whichever is later) realized upon settlement of a foreign currency transaction generally will be included in net income for the period in which the transaction is settled. Foreign currency transactions that are (i) designated as, and are effective as, economic hedges of a net investment and (ii) intercompany foreign currency transactions that are of a long-term nature (that is, settlement is not planned or anticipated in the foreseeable future), when the entities to the transactions are consolidated or accounted for by the equity method in our financial statements are not included in determining net income but are accounted for in the same manner as foreign currency translation adjustments and reported as a component of Other comprehensive loss in equity. Investments in international equity investments in real estate are funded in part through subordinated intercompany debt. We acquired our first international equity investment in real estate in 2009 (Note 6).
Foreign currency intercompany transactions that are scheduled for settlement, consisting primarily of accrued interest on intercompany subordinated debt, are included in the determination of net income. For the year ended December 31, 2009, we recognized realized losses of $2.5 million on foreign currency transactions in connection with changes in foreign currency on deposits held for new investments and the transfer of cash from foreign operations of subsidiaries to the parent company.
Derivative Instruments
We measure derivative instruments at fair value and record them as assets or liabilities, depending on our rights or obligations under the applicable derivative contract. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. Derivative instruments that are designated as hedges and are used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. For fair value hedges, changes in the fair value of the derivative are offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings. Derivatives that are designated as hedges and are used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. For cash flow hedges, the effective portions of the derivative instruments are recognized in Other comprehensive loss in equity until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.
In addition to derivative instruments that we enter into on our own behalf, we may also be a party to derivative instruments that are embedded in other contracts. Lessees may also grant us common stock warrants in connection with structuring the initial lease transactions that are defined as derivative instruments because they are readily convertible to cash or provide for net settlement upon conversion. Our principal derivative instruments consist of an interest rate swap and an interest rate cap (Note 10).
Income Taxes
We have elected to be taxed as a REIT under Sections 856 through 860 of the Code. In order to maintain our qualification as a REIT, we are required, among other things, to distribute at least 90% of our REIT net taxable income to our shareholders and meet certain tests regarding the nature of our income and assets. As a REIT, we are not subject to federal income tax with respect to the portion of our income that meets certain criteria and is distributed annually to shareholders. Accordingly, no provision for federal income taxes is included in the consolidated financial statements with respect to these operations. We believe we have operated, and we intend to continue to operate, in a manner that allows us to continue to meet the requirements for taxation as a REIT.
CPA®:17 2009 10-K — 58

Notes to Consolidated Financial Statements
We conduct business in various states and municipalities within the U.S. and the European Union and, as a result, we or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and certain foreign jurisdictions. As a result, we are subject to certain foreign, state and local taxes and a provision for such taxes is included in the consolidated financial statements.
Significant judgment is required in determining our tax provision and in evaluating our tax positions. We establish tax reserves based on a benefit recognition model, which we believe could result in a greater amount of benefit (and a lower amount of reserve) being initially recognized in certain circumstances. Provided that the tax position is deemed more likely than not of being sustained, we recognize the largest amount of tax benefit that is greater than 50 percent likely of being ultimately realized upon settlement. We derecognize the tax position when it is no longer more likely than not of being sustained.
Costs of Raising Capital
Costs incurred in connection with the raising of capital through the sale of common stock are charged to equity upon the issuance of shares
Loss Per Share
We have a simple equity capital structure with only common stock outstanding. As a result, loss per share, as presented, represents both basic and dilutive per-share amounts for all periods presented in the financial statements.
Future Accounting Requirements
In June 2009, the FASB issued amended guidance related to the consolidation of VIEs. These amendments require an enterprise to qualitatively assess the determination of the primary beneficiary of a VIE based on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE, and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The amendments change the consideration of kick-out rights in determining if an entity is a VIE, which may cause certain additional entities to now be considered VIEs. Additionally, they require an ongoing reconsideration of the primary beneficiary and provide a framework for the events that trigger a reassessment of whether an entity is a VIE. This guidance is effective for us beginning January 1, 2010. We are currently assessing the potential impact that the adoption of the new guidance will have on our financial position and results of operations.
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
We incurred current acquisition fees of $9.5 million and $5.6 million for investments that were acquired during 2009 and 2008, respectively. We incurred deferred acquisition fees of $7.6 million and $4.5 million for investments that were acquired during 2009 and 2008, respectively. In May 2008, we also assumed deferred acquisition fees payable of $0.9 million as a result of increasing our interest in an existing venture (Note 6). We incurred acquisition fees of $0.2 million in connection with our CMBS investments during 2008. Current and deferred acquisition fees were de minimis for the period from inception (February 20, 2007) through December 31, 2007. We made payments of deferred acquisition fees to the advisor totaling $3.3 million and $1.8 million during the years ended December 31, 2009 and 2008, respectively. Unpaid installments of deferred acquisition fees totaling $7.9 million and $3.5 million at December 31, 2009 and 2008, respectively, are included in Due to affiliates in the consolidated financial statements.
CPA®:17 2009 10-K — 59

Notes to Consolidated Financial Statements
The advisor may also receive subordinated disposition fees of up to 3% of the contract sales price of an investment for services provided in connection with the disposition; however, payment of such fees is subordinated to a preferred return. We have not incurred any subordinated disposition fees at December 31, 2009 as we have not disposed of any investments.
Asset Management Fee and Cash Distributions
We pay the advisor an annual asset management fee ranging from 0.5% of average market value for long-term net leases and certain other types of real estate investments to 1.75% of average equity value for certain types of securities. The asset management fee is payable in cash or restricted stock at the option of the advisor. If the advisor elects to receive all or a portion of its fees in restricted shares, the number of restricted shares issued is determined by dividing the dollar amount of fees by our most recently published estimated net asset value per share as approved by our board of directors. For 2009 and 2008, the advisor elected to receive its asset management fees in restricted shares of our common stock. We incurred asset management fees of $2.5 million and $0.7 million for the year ended December 31, 2009 and 2008, respectively. No such fees were incurred during the period from inception (February 20, 2007) through December 31, 2007. At December 31, 2009, the advisor owned 341,884 restricted shares (less than 1%) of our common stock.
We also pay the advisor up to 10% of distributions of available cash of the operating partnership, depending on the type of investments we own. We made distributions of $2.2 million to the advisor during 2009. No such distributions were made during 2008 or during the period from inception (February 20, 2007) through December 31, 2007.
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
The total costs paid by the advisor and its affiliates in connection with the organization and offering of our securities were $8.2 million from inception through December 31, 2009, substantially all of which has been reimbursed. Unpaid costs are included in Due to affiliates in the consolidated financial statements. During the offering period, we accrue costs incurred in connection with the raising of capital as deferred offering costs. Upon receipt of offering proceeds and reimbursement to the advisor for costs incurred, we charge the deferred costs to equity. Such reimbursements will not exceed regulatory cost limitations as described above.
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
CPA®:17 2009 10-K — 60

Notes to Consolidated Financial Statements
For the year ended December 31, 2009, we incurred personnel reimbursements of $0.4 million. For the year ended December 31, 2008, we incurred de minimis personnel reimbursements. These expenses are included in General and administrative expenses in the consolidated financial statements. We did not reimburse any such amounts to the advisor during the period from inception (February 20, 2007) to December 31, 2007.
Joint Ventures and Other Transactions with Affiliates
Together with certain affiliates, we participate in an entity that leases office space used for the administration of real estate entities. Under the terms of an agreement among the participants in this entity, rental, occupancy and leasehold improvement costs are allocated among the participants based on gross revenues and are adjusted quarterly. Our share of expenses incurred was less than $0.1 million for the year ended December 31, 2009 and de minimis for the year ended December 31, 2008 because we had minimal revenue. No amounts were allocated to us during the period from inception (February 20, 2007) to December 31, 2007 because we had no revenues. Based on current gross revenues, our current share of future minimum lease payments under this agreement would be $0.1 million annually through 2016; however, we anticipate that our share of future annual minimum lease payments will increase significantly as we continue to invest the proceeds of our offering.
We own interests in entities ranging from 49% to 70%, with the remaining interests held by affiliates. We consolidate certain of these entities and account for the remainder under the equity method of accounting (Note 6).
In July 2008, the advisor made a $0.3 million capital contribution to us, which is included in Noncontrolling interest in the consolidated financial statements.
Note 4. Net Investments in Properties
Net Investments in Properties
Net investments in properties, which consists of land and buildings leased to others, at cost, and accounted for as operating leases, is summarized as follows (in thousands):

	2009	2008
Land	$62,597	$36,817
Building	263,910	132,164
Less: Accumulated depreciation	(5,957)	(1,455)

	$320,550	$167,526

Acquisitions of Real Estate
Amounts below are based upon the applicable exchange rate at the date of acquisition where appropriate.
2009 — We entered into two investments in the United States and two investments in Europe at a total cost of $146.8 million. In connection with these investments, which were deemed to be real estate acquisitions, we capitalized acquisition-related costs and fees totaling $9.2 million.
2008 — We entered into six investments, four in the United States and two in Germany, at a total cost of $191.9 million, inclusive of amounts attributable to noncontrolling interests of $21.0 million. In connection with our German investments, we entered into commitments to purchase two tenant-funded expansion projects for a total cost of up to $21.5 million, based on estimated construction costs, inclusive of amounts attributable to noncontrolling interests of up to $6.8 million. These purchase commitments expire in August 2010 and July 2011; however, one of the tenants filed for bankruptcy in Germany, which relieved us of our obligation with respect to the funding of the expansion at that property. At December 31, 2009, we had not incurred any costs in connection with these commitments.
Real Estate Under Construction
2009 — We entered into two build-to-suit projects located in the United States and the United Kingdom at a total cost of up to $60.4 million, based on estimated construction costs. In connection with these investments, which were deemed to be real estate acquisitions, we capitalized acquisition-related costs and fees totaling $3.5 million. In December 2009, one of these build-to-suit projects was placed into service, with $20.4 million reclassified from Real estate under construction to Net investments in properties in the consolidated financial statements. Costs incurred and capitalized on the remaining project through December 31, 2009 were $31.0 million and have been included as Real estate under construction in the consolidated financial statements.
CPA®:17 2009 10-K — 61

Notes to Consolidated Financial Statements
Other
In May 2009, our former tenant Wagon Automotive GmbH terminated its lease with us in bankruptcy proceedings and a successor company, Waldaschaff Automotive GmbH, took over the business. As a result, we reclassified the related property from Net investment in direct financing leases to Net investments in properties. We entered into our investment in this property in 2008 at a cost of $16.7 million, inclusive of amounts attributable to noncontrolling interests of $5.6 million.
Scheduled future minimum rents, exclusive of renewals and expenses paid by tenants and future CPI-based adjustments, under non-cancelable operating leases are as follows (in thousands):

Years ending December 31,
2010	$28,309
2011	29,607
2012	29,904
2013	30,041
2014	30,164
Thereafter through 2029	418,476
None of our leases have provisions for rent increases based on percentage rents.
Note 5. Net Investment in Direct Financing Leases
Net investment in direct financing leases is summarized as follows (in thousands):

	December 31,
	2009	2008
Minimum lease payments receivable	$587,297	$148,636
Unguaranteed residual value	301,474	83,991

	888,771	232,627
Less: unearned income	(585,521)	(148,703)

	$303,250	$83,924

Scheduled future minimum rents, exclusive of renewals and expenses paid by tenants and future CPI-based adjustments, under non-cancelable direct financing leases are as follows (in thousands):

Years ending December 31,
2010	$31,402
2011	31,918
2012	32,290
2013	32,668
2014	33,052
Thereafter through 2028	425,967
None of our leases have provisions for rent increases based on percentage rents.
Acquisitions of Net Investments in Direct Financing Leases
2009 — In March 2009, an entity in which we, our affiliate CPA®:16 — Global and our advisor hold 55%, 27.25% and 17.75% interests, respectively, completed a net lease financing transaction with respect to a leasehold condominium interest, encompassing approximately 750,000 rentable square feet, in the office headquarters of The New York Times Company for $233.7 million, inclusive of amounts attributable to noncontrolling interests of $104.1 million and acquisition fees payable to the advisor. The lease has an initial term of 15 years and provides the tenant with one 10-year renewal option and two additional five-year renewal options. In the tenth year of the initial term of the lease, The New York Times Company has an option to purchase the building for $250.0 million. As a result of this purchase option, together with the other terms of the net lease and related transaction documents, we account for this transaction as a net investment in direct financing lease for financial reporting purposes. In connection with this investment, which was deemed to be a real estate acquisition, we capitalized acquisition-related costs and fees totaling $8.7 million, inclusive of amounts attributable to noncontrolling interests of $2.9 million.
CPA®:17 2009 10-K — 62

Notes to Consolidated Financial Statements
2008 — In August 2008, we entered into an investment in two German properties leased to Wagon Automotive GmbH and Wagon Automotive Nagold GmbH at a total cost of $47.5 million, inclusive of amounts attributable to noncontrolling interests totaling $15.8 million. In May 2009, a portion of this investment was reclassified as Net investment in properties as a result of Wagon Automotive GmbH’s termination of its lease with us in bankruptcy proceedings (Note 10). In addition, in December 2008, we entered into a domestic investment at a total cost of $38.9 million, inclusive of amounts attributable to noncontrolling interests of $15.6 million.
Note 6. Equity Investments in Real Estate
We own interests in single-tenant net leased properties leased to corporations through noncontrolling interests in (i) partnerships and limited liability companies in which our ownership interests are 50% or less but over which we exercise significant influence, and (ii) tenants-in-common subject to common control. The underlying investments are generally owned with affiliates. We account for these investments under the equity method of accounting (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus fundings).
The following table sets forth our ownership interests in our equity investments in real estate and their respective carrying values. The carrying value of these ventures is affected by the timing and nature of distributions (dollars in thousands):

	Ownership	Carrying Value at
	Interest at	December 31,
Lessee	December 31, 2009	2009	2008
Berry Plastics (a)	50%	$21,414	$21,864
Tesco plc (b)	49%	22,081	—

		$43,495	$21,864

(a)	See Acquisitions of Equity Investments in Real Estate — 2008 below for information regarding transactions related to this venture during 2009 and 2008.

(b)	Carrying value of investment is affected by the impact of fluctuations in the exchange rate of the Euro. We acquired our interest in this investment in July 2009. See Acquisitions of Equity Investments in Real Estate — 2009 below.
The following tables present combined summarized financial information of our venture properties. Amounts provided are the total amounts attributable to the venture properties and do not represent our proportionate share (in thousands):

	December 31,
	2009	2008
Assets	$181,600	$85,177
Liabilities	(84,522)	(40,073)

Partners’/members’ equity	$97,078	$45,104

	December 31,
	2009	2008	2007
Revenue	$10,080	$6,660	$218
Expenses	(8,330)	(5,383)	(100)
Gain on extinguishment of debt (a)	6,512	—	—

Net income	$8,262	$1,277	$118

(a)	Represents gain recognized in connection with repayment of debt at a discount during 2009. See Acquisitions of Equity Investments in Real Estate — 2008 below.
CPA®:17 2009 10-K — 63

Notes to Consolidated Financial Statements
We recognized income from equity investments in real estate of $1.4 million for the year ended December 31, 2009 and a loss from equity investments of $1.8 million for the year ended December 31, 2008. These amounts represent our share of the income or loss of these ventures as well as certain depreciation and amortization adjustments related to other-than-temporary impairment charges.
Acquisitions of Equity Investments in Real Estate
Amounts provided below are applicable to the entire venture and do not represent our proportionate share, and are based on the exchange rate of the Euro at the date of acquisition, as applicable.
2009 — In July 2009, a venture in which we and an affiliate have 49% and 51% interests, respectively, and which we account for under the equity method of accounting, entered into an investment in Hungary at a total cost of $93.6 million. We account for this venture under the equity method of accounting as we do not have a controlling interest but exercise significant influence. The venture, which leases properties to a subsidiary of Tesco plc, capitalized acquisition-related costs and fees totaling $4.6 million in connection with this investment, which was deemed to be a real estate acquisition. Concurrent with the investment, the venture obtained non-recourse mortgage financing of $49.5 million that bears interest at a fixed annual interest rate of 5.9% and matures in seven years.
2008 — In May 2008, we exercised a purchase option to acquire an additional 49.99% interest in the Berry Plastics venture for $23.7 million, net of mortgage proceeds and other costs, such that our total interest in the properties increased to 50%, with our affiliate owning the remaining 50%. During 2009, this venture repaid its $39.0 million outstanding balance on a non-recourse mortgage loan at a discount for $32.5 million and recognized a corresponding gain of $6.5 million. Our $3.2 million share of the gain was reduced by $2.9 million due to an impairment charge recognized to reduce the carrying value of our investment to the estimated fair value of the venture’s underlying net assets. The venture subsequently obtained non-recourse mortgage financing of $29.0 million with an annual interest rate and term of up to 10% and five years, respectively. During 2008, we recognized an other-than-temporary impairment charge of $2.1 million to reduce the carrying value of our investment in this venture to the estimated fair value of the venture’s underlying net assets.
Note 7. Securities Held to Maturity
In April 2008 and June 2008, we acquired investments in five investment grade CMBS pools for an aggregate cost of $20.0 million, representing a $13.3 million discount to their face value, which aggregated $33.3 million at the dates of acquisition. This discount is accreted into interest income from commercial mortgage-backed securities on an effective yield, adjusted for actual prepayment activity over the average life of the related securities as a yield adjustment. The CMBS investments bear initial pass-through coupon rates approximating 6.2% and have final expected payout dates ranging from December 2017 to September 2020. We account for these CMBS investments as held-to-maturity securities because we have the intent and ability to hold these securities to maturity (Note 2). The following is a summary of our securities held-to-maturity, which consist entirely of CMBS at December 31, 2009 (in thousands):

Description	Face Value	Amortized Cost	Unrealized Loss	Estimated Fair Value
CMBS	$33,284	$3,818	$—	$3,818
We accreted $0.7 million and $0.4 million into interest income for the years ended December 31, 2009 and 2008, respectively.
The following is a summary of the underlying credit ratings of our CMBS securities at December 31, 2009 (in thousands):

Rating (a)	Amortized Cost
B	$1,752
B+	1,306
BB-	760

$3,818

(a)	Ratings are those of Standard & Poor’s Ratings Services, a division of The McGraw-Hill Companies, Inc.
CPA®:17 2009 10-K — 64

Notes to Consolidated Financial Statements
During 2009, we incurred other-than-temporary impairment charges totaling $17.1 million on our CMBS investments to reduce their carrying value of $20.9 million to their estimated fair value of $3.8 million. The following table presents the total other-than-temporary impairment charges recognized (in thousands):

Year Ended
December 31, 2009
Total other-than-temporary impairment charges recognized	$17,138
Less: noncredit portion recognized in Other comprehensive loss	(1,505)

Credit portion of other-than-temporary impairment charges	$15,633

In evaluating our CMBS investments for potential other-than-temporary impairment, we considered, among other items, the significant and sustained decline in their estimated fair value compared to their cost basis; the continuing increase in delinquencies and our expectations of future credit losses in light of current economic conditions. As a result of this evaluation in the fourth quarter of 2009, we determined that our CMBS investments were other-than-temporarily impaired and recognized impairment charges totaling $17.1 million. We determined that $1.5 million of the total other-than-temporary impairment charges related to noncredit factors, primarily the illiquidity of the securities. In determining the amount of the noncredit portion, we analyzed the changes in spreads on AAA-rated CMBS securities as compared with changes in spreads on our CMBS portfolio over a time period from our acquisition of the CMBS portfolio through December 31, 2009. We determined the credit loss portion of $15.6 million as the residual amount of the total other-than-temporary impairment charges. We do not intend to sell, nor is it more likely than not that we will be required to sell, these securities.
Note 8. Intangibles
In connection with our acquisition of properties, we have recorded net lease intangibles of $40.9 million, which are being amortized over periods ranging from 16 years to 40 years. Amortization of below-market and above-market rent intangibles is recorded as an adjustment to lease revenue, while amortization of in-place lease and tenant relationship intangibles is included in Depreciation and amortization. Below-market rent intangibles are included in Prepaid and deferred rental income in the consolidated financial statements.
Intangibles are summarized as follows (in thousands):

	December 31,
	2009	2008
Lease intangibles:
In-place lease	$26,518	$12,796
Tenant relationship	4,850	3,225
Above-market rent	16,788	2,707
Less: Accumulated amortization	(1,490)	(437)

	$46,666	$18,291

Below-market rent	$(7,244)	$(2,298)
Less: accumulated amortization	121	30

	$(7,123)	$(2,268)

Net amortization of intangibles, including the effect of foreign currency translation, was $0.9 million and $0.4 million in 2009 and 2008, respectively. Based on the intangibles recorded at December 31, 2009, scheduled net annual amortization of intangibles is expected to be $0.9 million in each of the next five years.
Note 9. Fair Value Measurements
In September 2007, the FASB issued authoritative guidance for using fair value to measure assets and liabilities, which we adopted as required on January 1, 2008, with the exception of nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis, which we adopted as required on January 1, 2009. In April 2009, the FASB provided additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased, which we adopted as required in the second quarter of 2009. Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance also establishes a three-tier fair value hierarchy based on the inputs used in measuring fair value. These tiers are: Level 1, for which quoted market prices for identical instruments are available in active markets, such as money market funds, equity securities and U.S. Treasury securities; Level 2, for which there are inputs other than quoted prices included within Level 1 that are observable for the instrument, such as certain derivative instruments including interest rate caps and swaps; and Level 3, for which little or no market data exists, therefore requiring us to develop our own assumptions, such as certain marketable securities.
CPA®:17 2009 10-K — 65

Notes to Consolidated Financial Statements
Items Measured at Fair Value on a Recurring Basis
The following tables set forth our assets and liabilities that were accounted for at fair value on a recurring basis at December 31, 2009 (in thousands). Assets and liabilities presented below exclude assets and liabilities owned by unconsolidated ventures.

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$278,566	$278,566	$—	$—
Derivative assets	2,985	—	2,985	—

	$281,551	$278,566	$2,985	$—

Liabilities:
Derivative liabilities	$(20)	$—	$(20)	$—

At December 31, 2008, our assets and liabilities that were accounted for at fair value on a recurring basis consisted of cash and cash equivalents held in money market accounts totaling $157.0 million (Level 1) and an embedded credit derivative that had no fair value (Level 3). At the date of acquisition, the fair value of the derivative instrument was determined to have a fair value of $1.4 million. Pursuant to a valuation obtained at December 31, 2008, we determined that this derivative instrument had no value, and, therefore, during 2008 we recognized an unrealized loss of $1.4 million, inclusive of minority interest of $0.5 million, to write down the value of the instrument. There were no changes to the fair value of this embedded credit derivative during the year ended December 31, 2009.
Gains and losses (realized and unrealized) included in earnings are reported in Other income and (expenses) in the consolidated financial statements.
Our financial instruments had the following carrying value and fair value (in thousands):

	December 31, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	$300,908	$291,737	$133,633	$133,436
CMBS (a)	3,818	3,818	20,309	4,562

(a)	Carrying value represents historical cost for CMBS, inclusive of impairment charges recognized during 2009 (Note 7).
We determine the estimated fair value of our debt instruments using a discounted cash flow model with rates that take into account the credit of the tenants and interest rate risk. We estimate that our other financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values at December 31, 2009 and 2008.
Items Measured at Fair Value on a Non-Recurring Basis
At December 31, 2009, we performed our quarterly assessment of the value of our real estate investments and marketable securities held to maturity in accordance with current authoritative accounting guidance. We determined the valuation of these assets using widely accepted valuation techniques, including discounted cash flow on the expected cash flows of each asset as well as the income capitalization approach, which considers prevailing market capitalization rates. We reviewed each investment based on the highest and best use of the investment and market participation assumptions. We determined that the significant inputs used to value these investments fall within Level 3. See Notes 7 and 11 for a discussion of impairment charges incurred during the years ended December 31, 2009 and 2008, respectively. Actual results may differ materially if market conditions or the underlying assumptions change.
CPA®:17 2009 10-K — 66

Notes to Consolidated Financial Statements
The following table presents information about our nonfinancial and financial assets that were measured on a fair value basis for the year ended December 31, 2009 and our nonfinancial assets that were measured on a fair value basis for the year ended December 31, 2008. All of the impairment charges were measured using unobservable inputs (Level 3) (in thousands):

	Year ended December 31, 2009		Year ended December 31, 2008
	Total Fair Value	Total Impairment	Total Fair Value	Total Impairment
	Measurements	Charges	Measurements	Charges
Assets:
Net investments in properties	$17,779	$7,471	$—	$—
Net investments in direct financing leases	28,833	800	—	—
Equity investments in real estate	24,244	2,930	21,864	2,120
Commercial mortgage-backed securities (a)	3,818	17,138	—	—

	$74,674	$28,339	$21,864	$2,120

(a)	Of the total other-than-temporary impairment charges recognized on our CMBS during 2009, $15.6 million related to credit losses and were recognized in earnings and $1.5 million related to noncredit factors and were recognized in Other comprehensive loss in equity (Note 7).
Note 10. Risk Management and Use of Derivative Financial Instruments
Risk Management
In the normal course of our on-going business operations, we encounter economic risk. There are three main components of economic risk: interest rate risk, credit risk and market risk. We are subject to interest rate risk on our interest-bearing liabilities and our CMBS investments. Credit risk is the risk of default on our operations and tenants’ inability or unwillingness to make contractually required payments. Market risk includes changes in the value of the properties and related loans as well as changes in the value of our CMBS investments due to changes in interest rates or other market factors. In addition, we own investments in the European Union and are subject to the risks associated with changing foreign currency exchange rates.
Commercial Mortgage-Backed Securities
We own CMBS that are fully collateralized by a portfolio of commercial real estate mortgages or commercial mortgage-related securities to the extent consistent with the requirements for qualification as a REIT. CMBS are instruments that directly or indirectly represent a participation in, or are secured by and payable from, one or more mortgage loans secured by commercial real estate. In most cases, CMBS distribute principal and interest payments on the mortgages to investors. Interest rates on these instruments can be fixed or variable. Some classes of CMBS may be entitled to receive mortgage prepayments before other classes do. Therefore, the prepayment risk for a particular instrument may be different than for other CMBS. The value of our CMBS investments is also subject to fluctuation based on changes in interest rates, economic conditions and the creditworthiness of lessees at the mortgaged properties. During 2009, we recognized other-than-temporary impairment charges of $17.1 million to reduce the carrying value of our CMBS investments to their estimated fair value of $3.8 million, comprised of other-than-temporary impairment charges $15.6 million related to expected credit losses, which were recognized in earnings, and $1.5 million related to the illiquidity of these assets, which were recognized in Other comprehensive loss in equity (Note 7). At December 31, 2009, our CMBS investments did not comprise a significant proportion of our real-estate related assets.
Foreign Currency Exchange
We are exposed to foreign currency exchange rate movements in the Euro and British Pound Sterling. We manage foreign currency exchange rate movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the same currency, but we are subject to foreign currency exchange rate movements to the extent of the difference in the timing and amount of the rental obligation and the debt service. We also face challenges with repatriating cash from our foreign investments. We may encounter instances where it is difficult to repatriate cash because of jurisdictional restrictions or because repatriating cash may result in current or future tax liabilities. Realized and unrealized gains and losses recognized in earnings related to foreign currency transactions are included in Other income and (expenses) in the consolidated financial statements.
CPA®:17 2009 10-K — 67

Notes to Consolidated Financial Statements
Use of Derivative Financial Instruments
When we use derivative instruments, it is generally to reduce our exposure to fluctuations in interest rates. We have not entered, and do not plan to enter into financial instruments for trading or speculative purposes. In addition to derivative instruments that we entered into on our own behalf, we may also be a party to derivative instruments that are embedded in other contracts, and we may own common stock warrants, granted to us by lessees when structuring lease transactions, that are considered to be derivative instruments. The primary risks related to our use of derivative instruments are that a counterparty to a hedging arrangement could default on its obligation or that the credit quality of the counterparty may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction. While we seek to mitigate these risks by entering into hedging arrangements with counterparties that are large financial institutions that we deem to be credit worthy, it is possible that our hedging transactions, which are intended to limit losses, could adversely affect our earnings. Furthermore, if we terminate a hedging arrangement, we may be obligated to pay certain costs, such as transaction or breakage fees. We have established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities.
In March 2008, the FASB amended its existing guidance for accounting for derivative instruments and hedging activities to require additional disclosures that are intended to help investors better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows. The enhanced disclosure requirements primarily surround the objectives and strategies for using derivative instruments by their underlying risk as well as a tabular format of the fair values of the derivative instruments and their gains and losses. The required additional disclosures are presented below.
The following table sets forth our derivative instruments at December 31, 2009 (in thousands):

		Asset Derivatives Fair
		Value at
Derivatives Designated as Hedging Instruments	Balance Sheet Location	December 31, 2009
Interest rate cap	Other assets	$2,985
Interest rate swap	Other liabilities	(20)

		$2,965

At December 31, 2009 and 2008, we also had an embedded credit derivative that is not designated as a hedging instrument. This instrument had a fair value of $0 at both December 31, 2009 and 2008.
The following tables present the impact of derivative instruments on, and their location within, the consolidated financial statements (in thousands):

Amount of Gain (Loss)
Recognized in OCI on
Derivative (Effective Portion)
Year Ended
Derivatives in Cash Flow Hedging Relationships	December 31, 2009
Interest rate cap (a)	$(461)
Interest rate swap	(20)

Total	$(481)

		Amount of Gain (Loss)
		Recognized in Income
		on Derivatives
	Location of Gain (Loss)	Year Ended
Derivatives not in Cash Flow Hedging Relationships	Recognized in Income	December 31, 2008
Embedded credit derivative (b)	Other income and (expenses)	$(1,404)

Total		$(1,404)

(a)	For the year ended December 31, 2009, losses of $0.2 million were attributable to noncontrolling interests. We had no derivatives in cash flow hedging relationships prior to 2009.

(b)	For the year ending December 31, 2008, losses of $0.5 million were attributable to noncontrolling interests. No gains or losses were recognized in income related to this embedded credit derivative during 2009.
CPA®:17 2009 10-K — 68

Notes to Consolidated Financial Statements
See below for information on our purposes for entering into derivative instruments, including those not designated as hedging instruments, and for information on derivative instruments owned by unconsolidated ventures, which are excluded from the tables above.
Interest Rate Swaps and Caps
We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our venture partners may obtain variable rate non-recourse mortgage loans and, as a result, may enter into interest rate swap agreements or interest rate cap agreements with counterparties. Interest rate swaps, which effectively convert the variable rate debt service obligations of the loan to a fixed rate, are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flow over a specific period. The notional, or face, amount on which the swaps are based is not exchanged. Interest rate caps limit the effective borrowing rate of variable rate debt obligations while allowing participants to share in downward shifts in interest rates. Our objective in using these derivatives is to limit our exposure to interest rate movements.
The interest rate swap and interest rate cap derivative instruments that we had outstanding at December 31, 2009 were designated as cash flow hedges and are summarized as follows (dollars in thousands):

		Notional	Effective	Effective	Expiration	Fair Value at
	Type	Amount	Interest Rate	Date	Date	December 31, 2009
3-Month LIBOR	“Pay-fixed” swap (a)	$27,000	3.7%	1/2010	12/2019	$(20)
3-Month LIBOR	Interest rate cap (b)	119,154	8.8%	8/2009	8/2014	2,985

						$2,965

(a)	We entered into this interest rate swap in December 2009.

(b)	The applicable interest rate of the related debt was 5.0%, which was below the interest rate cap at December 31, 2009. Inclusive of noncontrolling interests in the notional amount and fair value of the swap of $53.6 million and $1.3 million, respectively.
In addition, an unconsolidated venture that leases properties to Berry Plastics, and in which we hold a 50% ownership interest, had a non-recourse mortgage loan with a total carrying value of $29.0 million at December 31, 2009. The financing bears interest at an annual interest rate of LIBOR plus 5%, with a minimum rate of 6% and a maximum rate that has been capped at 10% through the use of an interest rate cap designated as a cash flow hedge. The applicable interest rate of the related debt of 6.6% was below the interest rate cap at December 31, 2009. The interest rate cap expires in March 2015 and had an estimated total fair value of less than $0.1 million at December 31, 2009. We recognized a de minimis gain in Other comprehensive loss in equity related to this instrument during 2009. Amounts provided represent the entire amount attributable to the venture, not our proportionate share.
Embedded Credit Derivative
In August 2008, a venture in which we and an affiliate have 67% and 33% interests, respectively, and which we consolidate, acquired an investment in Germany. In connection with the investment, the venture obtained non-recourse mortgage financing for which the interest rate has both fixed and variable components. In connection with providing the financing, the lender entered into an interest rate swap agreement on its own behalf through which the fixed interest rate component on the financing was converted into a variable interest rate instrument. Through the venture, we have the right, at our sole discretion, to prepay this debt at any time and to participate in any realized gain or loss on the interest rate swap at that time. This participation right is deemed to be an embedded credit derivative. In connection with the tenant’s bankruptcy filing in December 2008, we incurred a loss of $1.4 million, inclusive of noncontrolling interest of $0.5 million, to write down the value of this derivative to $0 at December 31, 2008. The derivative had an estimated fair value of $0 at both December 31, 2009 and 2008. This derivative did not generate any gains or losses during 2009.
Other
Amounts reported in Other comprehensive loss in equity related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. At December 31, 2009, we estimate that $0.9 million, inclusive of amounts attributable to noncontrolling interests of less than $0.1 million, will be reclassified as interest expense during the next twelve months.
We have agreements with certain of our derivative counterparties that contain certain credit contingent provisions that could result in a declaration of default against us regarding our derivative obligations if we either default or are capable of being declared in default on any of our indebtedness. At December 31, 2009, we have not been declared in default on any of our derivative obligations.
CPA®:17 2009 10-K — 69

Notes to Consolidated Financial Statements
Concentration of Credit Risk
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
At December 31, 2009, the majority of our directly owned real estate properties were located in the U.S. (77%), with New York (40%) representing a significant domestic concentration. All of our directly owned international properties were located in the European Union, with Germany (10%) representing the only concentration. The following tenants represent more than 10% of our total current annualized lease revenues: The New York Times Company (40%) (inclusive of amounts attributable to noncontrolling interests) and Life Time Fitness, Inc. (10%). At December 31, 2009, our directly owned real estate properties contained concentrations in the following asset types: office (55%), retail (19%); and industrial (15%) and in the following tenant industries: media — printing and publishing (40%), electronics (11%), leisure, amusement and entertainment (10%) and healthcare, education and childcare (10%).
Many companies in automotive related industries (manufacturing, parts, services, etc.) have been experiencing increasing difficulties in recent years. Our tenants Waldaschaff Automotive GmbH (the successor entity to Wagon Automotive GmbH) and Wagon Automotive Nagold GmbH, which operate in the automotive industry, contributed $1.3 million and $2.3 million, respectively, of our lease revenue for the year ended December 31, 2009 and $0.8 million and $0.9 million, respectively, of our lease revenue for the year ended December 31, 2008, all of which are inclusive of amounts attributable to the holder of a 33% noncontrolling interest in the properties. In December 2008, Wagon PLC, the parent of Wagon and a guarantor of both tenants’ obligations under the leases, filed for bankruptcy protection in the United Kingdom for itself and certain of its subsidiaries based in the United Kingdom, and Wagon Automotive GmbH filed for bankruptcy in Germany. In May 2009, Wagon Automotive GmbH terminated its lease with us and a successor company, Waldaschaff Automotive GmbH, took over the business. Waldaschaff Automotive has been paying rent to us, albeit at a significantly reduced rate, while new lease terms are being negotiated, but at the date of this Report is operating under the protection of the insolvency administrator. Wagon Automotive GmbH’s affiliate, Wagon Automotive Nagold GmbH, has not filed for bankruptcy. In October 2009 we terminated the existing lease and signed a new lease with Wagon Automotive Nagold GmbH on substantially the same terms. In connection with the bankruptcy filings by Wagon PLC and Wagon Automotive GmbH, the lender of the mortgage financing has sent us a notice in order to preserve its right to retain any rent payments that may be made under the leases, as well as to take further actions, including accelerating the debt and foreclosure. The lender has not exercised any of these rights at the date of this Report. We incurred impairment charges totaling $8.3 million in connection with these investments in 2009.
Note 11. Impairment Charges on Net Investments in Properties
See Note 7 for a discussion of impairment charges incurred during 2009 related to our CMBS investments.
The following table summarizes impairment charges recognized on our consolidated and unconsolidated real estate investments during 2009 and 2008 (in thousands):

	Years ended December 31,
	2009	2008
Net investments in properties (a)	$7,471	$—
Net investment in direct financing lease (a)	800	—

Total impairment charges included in expenses	8,271	—
Equity investments in real estate (b)	2,930	2,120

Total impairment charges	$11,201	$2,120

(a)	Inclusive of amounts attributable to noncontrolling interests totaling $2.8 million.

(b)	Impairment charges on our equity investments are included in Income (loss) from equity investments in real estate on our consolidated statement of operations.
CPA®:17 2009 10-K — 70

Notes to Consolidated Financial Statements
Impairment Charges
Waldaschaff Automotive GmbH and Wagon Automotive Nagold GmbH
During 2009, we recognized impairment charges of $8.3 million related to Waldaschaff Automotive GmbH (formerly Wagon Automotive GmbH) and Wagon Automotive Nagold GmbH, comprised of $7.5 million to reduce the carrying value of the Waldaschaff Automotive property to its estimated fair value and $0.8 million to reflect a decline in the estimated residual value of the Wagon Automotive Nagold property. We calculated the estimated fair value of these properties based on a discounted cash flow analysis and based on a third party appraisal. In May 2009, our former tenant, Wagon Automotive GmbH, terminated its lease with us and a successor company, Waldaschaff Automotive GmbH, took over the business. Waldaschaff Automotive has been paying rent to us, albeit at a significantly reduced rate, while new lease terms are being negotiated, but at the date of this Report is operating under the protection of the insolvency administrator. Wagon Automotive GmbH’s affiliate, Wagon Automotive Nagold GmbH, has not filed for bankruptcy. In October 2009 we terminated the existing lease and signed a new lease with Wagon Automotive Nagold GmbH on substantially the same terms. At December 31, 2009, the Waldaschaff Automotive and Wagon Automotive Nagold properties were classified as Net investments in properties and net investment in direct financing leases, respectively, in the consolidated financial statements.
Berry Plastics
During 2009 and 2008, we incurred other-than-temporary impairment charges of $2.9 million and $2.1 million to reduce the carrying value of our investment in the Berry Plastics venture to the estimated fair value of the venture’s underlying net assets. Berry Plastics continues to meet all of its obligations under the terms of its lease.
Note 12. Debt
Non-recourse and limited-recourse debt consists of mortgage notes payable, which are collateralized by an assignment of real property and direct financing leases with an aggregate carrying value of $526.6 million at December 31, 2009. Our mortgage notes payable bore interest at fixed annual rates ranging from 4.5% to 8.0% and variable annual rates ranging from 5.0% to 6.6%, with maturity dates ranging from 2014 to 2028 at December 31, 2009.
Scheduled debt principal payments during each of the next five years following December 31, 2009 and thereafter are as follows (in thousands):

Years ending December 31,	Total
2010	$5,776
2011	6,140
2012	6,485
2013	6,845
2014	112,848
Thereafter through 2028	162,814

Total	$300,908

Financing Activity
Amounts below are based on the exchange rate of the Euro at the date of financing, as applicable.
2009 — We obtained mortgage financing totaling $171.7 million during 2009. In August 2009, we obtained mortgage financing, which matures in September 2014, in connection with the New York Times transaction of $119.8 million, inclusive of amounts attributable to noncontrolling interests of $53.9 million. The financing bears interest at an annual interest rate of LIBOR plus 4.8%, with a minimum rate of 4.8% and a maximum rate that has been capped at 8.8% through the use of an interest rate cap designated as a cash flow hedge (Note 10). We also obtained mortgage financing on two domestic investments totaling $51.9 million, inclusive of amounts attributable to noncontrolling interests of $9.4 million. The financing has a weighted average annual interest rate of up to 7.2% and a weighted average term of 8.7 years. A portion of this debt bears interest at a variable rate that has been effectively converted to a fixed annual interest rate through the use of an interest rate swap (Note 10).
CPA®:17 2009 10-K — 71

Notes to Consolidated Financial Statements
2008 — During 2008, we obtained non-recourse mortgage financing totaling $139.7 million, inclusive of amounts attributable to noncontrolling interests of $20.6 million, at a weighted average fixed annual interest rate and term of 6.9% and 11 years, respectively. In addition, in connection with purchase commitments related to two German investments (Note 4), we obtained commitments from lenders for non-recourse mortgage financing totaling $13.0 million, inclusive of amounts attributable to noncontrolling interests of $4.4 million, at a fixed annual interest rate to be determined at the date of funding and having a weighted average term of seven years. These purchase commitments expire in August 2010 and July 2011; however, one of the tenants, Wagon Automotive GmbH, filed for bankruptcy in Germany, which relieved us and the mortgage lender of our respective obligations with respect to the funding of the expansion at that property.
Note 13. Commitments and Contingencies
Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.
Note 14. Equity
Distributions
Distributions paid to shareholders consist of ordinary income, capital gains, return of capital or a combination thereof for income tax purposes. The following table presents distributions per share reported for tax purposes:

	Years Ended December 31,
	2009	2008
Ordinary income	$0.32	$0.32
Return of capital	0.31	0.24

Total distributions	$0.63	$0.56

In September 2009, our board of directors approved a distribution of $0.00173913 per share, which equates to an annualized yield of 6.4% on our initial public offering price of $10.00 per share, for each day during the period an investor was a shareholder of record from and including October 1, 2009 through December 31, 2009, which was paid on January 15, 2010.
In December 2009, our board of directors announced that the first quarter of 2010 annualized yield will remain at 6.4% on our initial public offering price of $10.00 per share. The daily distribution rate of $0.0017778 per share is payable to shareholders of record at the close of business on each day during the quarter and will be paid in aggregate on or about April 15, 2010.
Accumulated Other Comprehensive Loss
The following table presents accumulated other comprehensive loss reflected in equity. Amounts include our proportionate share of other comprehensive loss from our unconsolidated investments (in thousands):

	December 31,
	2009	2008
Foreign currency translation adjustment	$(3,136)	$(2,288)
Unrealized loss on derivative instrument	(261)	—
Impairment loss on commercial mortgage-backed securities	(1,505)	—

Accumulated other comprehensive loss	$(4,902)	$(2,288)

CPA®:17 2009 10-K — 72

Notes to Consolidated Financial Statements
Note 15. Segment Information
We have determined that we operate in one business segment, real estate ownership, with domestic and foreign investments. At December 31, 2007, all of our operations were domestic and we had no revenues or long-lived assets. Geographic information for this segment is as follows (in thousands):

2009	Domestic	Foreign (a)	Total Company
Revenues	$41,830	$8,363	$50,193
Total long-lived assets (b)	506,604	191,728	698,332

2008	Domestic	Foreign (a)	Total Company
Revenues	$5,919	$3,761	$9,680
Total long-lived assets (b)	174,942	98,372	273,314

(a)	Consists of operations in Germany, and in 2009, also in Hungary, Poland, Spain and the United Kingdom.

(b)	Consists of real estate, net; net investment in direct financing leases and equity investments in real estate.
Note 16. Selected Quarterly Financial Data (unaudited)
(Dollars in thousands, except per share amounts)

	Three months ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Revenues	$8,709	$13,584	$13,453	$14,447
Operating expenses	(3,690)	(3,536)	(1,467)	(27,335)
Net income (loss) (a)	1,515	8,174	8,415	(15,924)
Less: Net (income) loss attributable to noncontrolling interests	(1,217)	(3,730)	(3,864)	(1,070)

Net income (loss) attributable to CPA®17 - Global Shareholders	298	4,444	4,551	(16,994)

Earnings (loss) per share attributable to CPA®17 - Global Shareholders	0.01	0.09	0.08	(0.32)
Distributions declared per share	0.1562	0.1575	0.1587	0.1600

	Three months ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Revenues	$—	$322	$3,590	$5,768
Operating expenses	(306)	(671)	(1,592)	(2,106)
Net (loss) income (b)	(159)	165	722	(2,378)
Less: Net (income) loss attributable to noncontrolling interests	—	—	(115)	518

Net (loss) income attributable to CPA®17 - Global Shareholders	(159)	165	607	(1,860)

(Loss) earnings per share attributable to CPA®17 - Global Shareholders	(0.05)	0.01	0.03	(0.06)
Distributions declared per share	0.1375	0.1375	0.1390	0.1438

(a)	Net loss for the three months ended December 31, 2009 includes the recognition of other-than-temporary impairment charges of $15.6 million recognized in earnings in connection with our CMBS investments (Note 7) and impairment charges of $8.3 million related to certain of our net investments in real estate (Note 11).

(b)	Net loss for the three months ended December 31, 2008 includes the recognition of an other-than-temporary impairment charge of $2.1 million related to an equity investment in real estate (Note 11) and an unrealized loss of $1.4 million, inclusive of noncontrolling interest of $0.5 million, to write down the value of an embedded credit derivative (Note 10).
CPA®:17 2009 10-K — 73

Notes to Consolidated Financial Statements
Note 17. Pro Forma Financial Information (unaudited)
The following consolidated pro forma financial information has been presented as if our investments made and new financing obtained since February 20, 2007 (inception) had occurred on January 1, 2009 for the year ended December 31, 2009, on January 1, 2008 for the year ended December 31, 2008 and on February 20, 2007 (inception) for the period from inception (February 20, 2007) through December 31, 2007. The pro forma financial information is not necessarily indicative of what the actual results would have been, nor does it purport to represent the results of operations for future periods.
(Dollars in thousands, except per share amounts)

			Period from Inception
	Years ended December 31,		(February 20, 2007) to
	2009	2008	December 31, 2007
Pro forma total revenues	$68,221	$68,862	$63,305
Pro forma net income (a)	6,212	34,576	38,582
Less: Net income attributable to noncontrolling interests	(8,988)	(10,013)	(13,656)

Pro forma net income attributable to CPA®:17 - Global Shareholders	(2,776)	24,563	24,926

Pro forma earnings per share (a):
Net income attributable to CPA®:17 - Global Shareholders	(0.03)	0.31	0.31

(a)	Pro forma net income and pro forma earnings per share for the year ended December 31, 2009 reflect the recognition of other-than-temporary impairment charges of $15.6 million incurred in connection with our CMBS investments (Note 7) and impairment charges of $11.2 million related to certain of our net investments in real estate and equity investments in real estate (Note 11). Pro forma net income and pro forma earnings per share for the year ended December 31, 2008 reflect the impact of an other-than-temporary impairment charge of $2.1 million related to an equity investment in real estate (Note 11) and an unrealized loss of $1.4 million, inclusive of noncontrolling interest of $0.5 million, to write down the value of an embedded credit derivative (Note 10). Pro forma net income includes actual interest income generated from the proceeds of our public offering. A portion of these proceeds was used to fund the investments included in the foregoing pro forma financial information.
The pro forma weighted average shares outstanding for the years ended December 31, 2009 and 2008 and for the period from inception (February 20, 2007) through December 31, 2007 were determined as if all shares issued since our inception through December 31, 2009 were issued on January 1, 2009, 2008 and February 20, 2007, respectively.
Note 18. Subsequent Events
In May 2009, the FASB issued authoritative guidance for subsequent events, which we adopted as required in the second quarter of 2009. The guidance establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.
In February and March 2010, we entered into two domestic and one international investment at a total cost of approximately $120.0 million. During February 2010, we obtained non-recourse mortgage financing in connection with our 2009 and 2010 investment activity totaling $71.7 million, at a weighted average fixed annual interest rate and term of 6.1% and 7.9 years, respectively. Amounts are based on the exchange rate of the Euro at the date of acquisition, as applicable.
CPA®:17 2009 10-K — 74

CORPORATE PROPERTY ASSOCIATES 17 — GLOBAL INCORPORATED
SCHEDULE III — REAL ESTATE and ACCUMULATED DEPRECIATION
at December 31, 2009
(in thousands)

											Life on which
											Depreciation
											in Latest
				Costs Capitalized	Increase	Gross Amount at which Carried					Statement of
		Initial Cost to Company		Subsequent to	(Decrease) in Net	at Close of Period (c)			Accumulated	Date	Income is
Description	Encumbrances	Land	Buildings	Acquisition (a)	Investments (b)	Land	Buildings	Total	Depreciation (c)	Acquired	Computed
Real Estate Under Operating Leases:
Industrial facility in Norfolk, NE	$1,881	$625	$1,713	$—	$107	$625	$1,820	$2,445	$96	Jun. 2008	30 yrs.
Residential and office facilities in Soest, Germany and warehouse/distribution facility in Bad Wünnenbeg, Germany	32,034	3,193	45,932	—	(4,394)	2,891	41,840	44,731	1,664	Jul. 2008	36 yrs.
Educational facility in Chicago, IL	16,451	6,300	20,509	—	(526)	6,300	19,983	26,283	1,025	Jul. 2008	30 yrs.
Office/industrial facility in Alvarado, TX and industrial facility in Bossier City, LA	15,712	2,725	25,233	—	(3,395)	2,725	21,838	24,563	839	Aug. 2008	25 - 40 yrs.
Industrial facility in Waldaschaff, Germany	9,833	10,373	16,708	—	(8,662)	6,969	11,450	18,419	639	Aug. 2008	15 yrs.
Retail facilities in Phoenix, AZ and Columbia, MD	38,931	14,500	48,865	—	(2,062)	14,500	46,803	61,303	1,463	Sep. 2008	40 yrs.
Transportation facility in Birmingham, United Kingdom	—	3,591	15,810	949	(219)	3,525	16,606	20,131	11	Sep. 2009	40 yrs.
Retail facilities in Gorzow, Poland	—	1,095	13,947	—	(358)	1,068	13,616	14,684	78	Oct. 2009	40 yrs.
Retail facilities in 13 locations in Spain	—	17,586	26,678	—	18	17,594	26,688	44,282	19	Dec. 2009	20 yrs.
Office facility in The Woodlands, TX	27,662	1,400	41,502	—	—	1,400	41,502	42,902	86	Dec. 2009	40 yrs.
Office facility in Hoffman Estates, IL	—	5,000	21,764	—	—	5,000	21,764	26,764	37	Dec. 2009	40 yrs.

	$142,504	$66,388	$278,661	$949	$(19,491)	$62,597	$263,910	$326,507	$5,957

						Gross Amount at
				Costs Capitalized	Increase	which Carried
		Initial Cost to Company		Subsequent to	(Decrease) in Net	at Close of	Date
Description	Encumbrances	Land	Buildings	Acquisition (a)	Investments (b)	Period Total	Acquired
Direct Financing Method:
Office/industrial facility in Nagold, Germany	$15,949	$6,012	$41,493	$—	$(18,672)	$28,833	Aug. 2008
Industrial facilities in Sanford, NC and Mayodan, NC	23,301	3,100	35,766	—	(57)	38,809	Dec. 2008
Office facility in New York City, NY	119,154	—	233,720	—	1,888	235,608	Mar. 2009

	$158,404	$9,112	$310,979	$—	$(16,841)	$303,250

CPA®:17 2009 10-K — 75

CORPORATE PROPERTY ASSOCIATES 17 — GLOBAL INCORPORATED
NOTES to SCHEDULE III — REAL ESTATE and ACCUMULATED DEPRECIATION
(a)	Consists of the costs of improvements subsequent to purchase and acquisition costs including construction costs on build-to-suit transactions, legal fees, appraisal fees, title costs and other related professional fees.
(b)	The increase (decrease) in net investment is primarily due to (i) the amortization of unearned income from net investment in direct financing leases, which produces a periodic rate of return that at times may be greater or less than lease payments received, (ii) sales of properties, (iii) impairment charges, and (iv) changes in foreign currency exchange rates.
(c)	Reconciliation of real estate and accumulated depreciation (in thousands):

	Reconciliation of Real Estate
	Subject to Operating Leases
	December 31,
	2009	2008
Balance at beginning of year	$168,981	$—
Additions	149,323	180,076
Foreign currency translation adjustment	(282)	(5,638)
Impairment charges	(7,700)	—
Reclassification from (to) direct financing lease, intangible asset or escrow	16,185	(5,457)

Balance at close of year	$326,507	$168,981

	Reconciliation of
	Accumulated Depreciation
	December 31,
	2009	2008
Balance at beginning of year	$1,455	$—
Depreciation expense	4,468	1,455
Foreign currency translation adjustment	34	—

Balance at close of year	$5,957	$1,455

At December 31, 2009, the aggregate cost of real estate, net of accumulated depreciation and accounted for as operating leases, owned by us and our consolidated subsidiaries for federal income tax purposes was $367.2 million.
CPA®:17 2009 10-K — 76

BPLAST LANDLORD (DE) LLC
CPA®:17 2009 10-K — 77

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Members of BPLAST LANDLORD (DE) LLC:
In our opinion, the accompanying balance sheet and the related statements of income, members’ equity and cash flows present fairly, in all material respects, the financial position of BPLAST LANDLORD (DE) LLC at December 31, 2008, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
New York, New York
March 25, 2009
CPA®:17 2009 10-K — 78

BPLAST LANDLORD (DE) LLC
BALANCE SHEETS
(Amounts in whole dollars)

	December 31,
	2009	2008
	(UNAUDITED)
Assets:
Real estate, net	$77,625,485	$80,355,072
Cash and cash equivalents	15,817	—
Intangible assets, net	4,181,211	4,409,169
Other assets, net	274,498	412,729

Total assets	$82,097,011	$85,176,970

Liabilities and Members’ Equity:
Liabilities:
Non-recourse debt	$29,000,000	$39,071,069
Deferred and prepaid rental income	738,123	764,518
Accrued expenses	100,035	222,003

Total liabilities	29,838,158	40,057,590

Members’ Equity:
Members’ equity	42,725,747	43,709,001
Accumulated earnings	9,507,408	1,410,379
Accumulated other comprehensive income	25,698	—

Total members’ equity	52,258,853	45,119,380

Total liabilities and members’ equity	$82,097,011	$85,176,970

See Notes to Financial Statements.
CPA®:17 2009 10-K — 79

BPLAST LANDLORD (DE) LLC
STATEMENTS OF INCOME
(Amounts in whole dollars)

			Period from
			inception
			(November 9, 2007)
	Years ended December 31,		through
	2009	2008	December 31, 2007
	(UNAUDITED)		(UNAUDITED)
Revenues
Rental income	$6,640,731	$6,651,343	$218,327
Other operating income	2,411	8,198	—

	6,643,142	6,659,541	218,327

Operating Expenses
Depreciation and amortization	(2,811,881)	(2,811,881)	(100,149)
Property expense	(25,112)	(19,753)	—
General and administrative	(12,367)	(300)	—

	(2,849,360)	(2,831,934)	(100,149)

Other Income and Expenses
Gain on extinguishment of debt	6,511,723	—
Interest expense	(2,208,476)	(2,535,406)	—

	4,303,247	(2,535,406)	—

Net income	$8,097,029	$1,292,201	$118,178

See Notes to Financial Statements.
CPA®:17 2009 10-K — 80

BPLAST LANDLORD (DE) LLC
STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in whole dollars)

			Period from inception
			(November 9, 2007)
	Years ended December 31,		through
	2009	2008	December 31, 2007
	(UNAUDITED)		(UNAUDITED)

Net Income	$8,097,029	$1,292,201	$118,178
Other Comprehensive Income
Change in unrealized gain on derivative instrument	25,698	—	—

Comprehensive Income	$8,122,727	$1,292,201	$118,178

See Notes to Financial Statements.
CPA®:17 2009 10-K — 81

BPLAST LANDLORD (DE) LLC
STATEMENTS OF MEMBERS’ EQUITY
For the years ended December 31, 2009 (Unaudited) and 2008 and the period from inception (November 9, 2007) to December 31, 2007 (Unaudited)
(Amounts in whole dollars)

	Managing	Non-Managing
	Member	Members	Total
Balance, November 9, 2007	$—	$—	$—
Contributions	435,205	86,605,789	87,040,994
Distributions	(3,911)	(778,335)	(782,246)
Net income	591	117,587	118,178

Balance, December 31, 2007	431,885	85,945,041	86,376,926

Contributions	305	60,773	61,078
Distributions	(213,054)	(42,397,771)	(42,610,825)
Net income	6,461	1,285,740	1,292,201

Balance, December 31, 2008	225,597	44,893,783	45,119,380

Contributions	21,252	4,229,191	4,250,443
Distributions	(26,168)	(5,207,529)	(5,233,697)
Net income	40,485	8,056,544	8,097,029
Other comprehensive income:
Change in unrealized gain on derivative instruments	128	25,570	25,698

Balance, December 31, 2009	$261,294	$51,997,559	$52,258,853

See Notes to Financial Statements.
CPA®:17 2009 10-K — 82

BPLAST LANDLORD (DE) LLC
STATEMENTS OF CASH FLOWS
(Amounts in whole dollars)

			Period from
			inception
			(November 9, 2007)
	Years ended December 31,		through
	2009	2008	December 31, 2007
	(UNAUDITED)		(UNAUDITED)
Cash flows from operating activities:
Net income	$8,097,029	$1,292,201	$118,178
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including intangible assets and deferred financing costs	3,128,853	2,829,963	100,149
Amortization of rent-related intangibles	—	(731)	(26)
Gain on extinguishment of debt	(6,511,723)	—	—
Decrease (increase) in accounts receivable	147,589	(197,548)	—
(Decrease) increase in prepaid rental income	—	(563,945)	563,945
(Decrease) increase in accrued expenses	(121,969)	222,003	—

Net cash provided by operating activities	4,739,779	3,581,943	782,246

Cash flows from investing activities:
Acquisition of real eastate	—	—	(86,910,994)
Proceeds from sale of land	120,000	—	—
Funds placed in escrow for future improvements	—	(36,000)	—
Funds released from escrow for future improvements	36,000	—	—

Net cash provided by (used in) investing activities	156,000	(36,000)	(86,910,994)

Cash flows from financing activities:
Distributions to members	(5,233,696)	(42,610,825)	(782,246)
Contributions from members	4,250,443	61,078	87,040,994
Proceeds from non-recourse mortgage	29,000,000	39,400,000	—
Payment of mortgage principal	(32,559,346)	(328,931)	—
Payment of mortgage deposits and deferred financing costs, net of deposits refunded	(337,363)	(67,265)	(130,000)

Net cash used in financing activities	(4,879,962)	(3,545,943)	86,128,748

Net change in cash and cash equivalents	15,817	—	—
Cash and cash equivalents, beginning of year	—	—	—

Cash and cash equivalents, end of year	$15,817	$—	$—

Supplemental disclosure:
Interest paid	$2,036,252	$2,295,320	$—

See Notes to Financial Statements.
CPA®:17 2009 10-K — 83

BPLAST LANDLORD (DE) LLC
NOTES TO FINANCIAL STATEMENTS
(Amounts in whole dollars)
(Amounts and disclosures as of December 31, 2009 and for the year then ended and the
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
Note 2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally acceded in the United States of America requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in our financial statements and the accompanying notes. Actual results could differ from those estimates.
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
The lease is accounted for as an operating lease, that is, real estate is recorded at cost less accumulated depreciation; future minimum rental revenue is recognized on a straight-line basis over the term of the related lease and expenses (including depreciation) are charged to operations as incurred.
When we acquire properties, we allocate the purchase costs to the tangible and intangible assets and liabilities acquired based on their estimated fair values. We determine the value of the tangible assets, consisting of land, buildings and tenant improvements, as if vacant, and record intangible assets, including the above-market and below-market value of leases, the value of in-place leases and the value of tenant relationships, at their relative estimated fair values. The value of below-market leases is included in Prepaid and deferred rental income in the financial statements.
We record above-market and below-market lease values for owned properties based on the present value (using an interest rate reflecting the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the leases negotiated and in place at the time of acquisition of the properties and (ii) our estimate of fair market lease rates for the property or equivalent property, both of which are measured over a period equal to the estimated market lease term. The capitalized above-market lease value is amortized as a reduction of rental income over the estimated market lease term. The capitalized below-market lease value is amortized as an increase to rental income over the initial term and any fixed rate renewal periods in the respective leases.
The total amount of other intangibles is allocated to in-place lease values and tenant relationship intangible values based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with the tenant. Characteristics that are considered in allocating these values include estimated market rent, the nature and extent of the existing relationship with the tenant, the expectation of lease renewals, estimated carrying costs of the property if vacant and estimated costs to execute a new lease, among other factors. We determine these values using third party appraisals or our estimates. The capitalized value of in-place lease intangibles is amortized to expense over the remaining initial term of each lease. The capitalized value of tenant relationships is amortized to expense over the initial and expected renewal terms of the lease. No amortization period for intangibles will exceed the remaining depreciable life of the building.
CPA®:17 2009 10-K — 84

BPLAST LANDLORD (DE) LLC
NOTES TO FINANCIAL STATEMENTS
(Amounts in whole dollars)
(Amounts and disclosures as of December 31, 2009 and for the year then ended and the period from inception (November 9, 2007) through December 31, 2007 are unaudited.)
If a lease is terminated, we charge the unamortized portion of each intangible, including above-market and below-market lease values, in-place lease values and tenant relationship values, to expense.
On an ongoing basis, we assess our ability to collect rent and other tenant-based receivables and determine an appropriate allowance for uncollected amounts. Because we have a limited number of lessees, we believe that it is necessary to evaluate the collectability of these receivables based on the facts and circumstances of each situation rather than solely using statistical methods. Therefore, in recognizing our provision for uncollected rents and other tenant receivables, we evaluate actual past due amounts and make subjective judgments as to the collectability of those amounts based on factors including, but not limited to, our knowledge of a lessee’s circumstances, the age of the receivables, the tenant’s credit profile and prior experience with the tenant. Even if a lessee has been making payments, we may reserve for the entire receivable amount from the lessee if we believe there has been significant or continuing deterioration in the lessee’s ability to meet its lease obligations.
Cash and Cash Equivalents
We consider all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of three months or less at the time of purchase to be cash equivalents.
Other Assets
Included in Other assets, net are derivative instruments, accrued rent and other amounts receivable from the tenant and deferred charges. Deferred charges are costs incurred in connection with mortgage financing that are amortized over the terms of the mortgage. Such amortization is included in Interest expense in the financial statements.
Depreciation
Depreciation is computed using the straight-line method over the estimated useful lives of the properties, or 30 years.
Impairments
We periodically assess whether there are any indicators that the value of our real estate may be impaired or that their carrying value may not be recoverable. These impairment indicators include, but are not limited to, the vacancy of a property that is not subject to a lease; a lease default by a tenant that is experiencing financial difficulty; the termination of a lease by a tenant or the rejection of a lease in a bankruptcy proceeding. For real estate assets in which an impairment indicator is identified, we follow a two-step process to determine whether an asset is impaired and to determine the amount of the charge. First, we compare the carrying value of the property to the future net undiscounted cash flow that we expect the property will generate, including any estimated proceeds from the eventual sale of the property. The undiscounted cash flow analysis requires us to make our best estimate of market rents, residual values and holding periods. Depending on the assumptions made and estimates used, the future cash flow projected in the evaluation of long-lived assets can vary within a range of outcomes. We consider the likelihood of possible outcomes in determining the best possible estimate of future cash flows. If the future net undiscounted cash flow of the property is less than the carrying value, the property is considered to be impaired. We then measure the loss as the excess of the carrying value of the property over its estimated fair value, as determined using market information.
Derivative Instruments
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
Income Taxes
We have elected to be treated as a limited partnership for U.S. federal income tax purposes. As such, we are generally not directly subject to tax and the taxable income or loss of our operations are included in the income tax returns of our members; accordingly, no provision for income tax expense or benefit is reflected in the accompanying financial statements.
CPA®:17 2009 10-K — 85

BPLAST LANDLORD (DE) LLC
NOTES TO FINANCIAL STATEMENTS
(Amounts in whole dollars)
(Amounts and disclosures as of December 31, 2009 and for the year then ended and the period from inception (November 9, 2007) through December 31, 2007 are unaudited.)
Note 3. Real Estate
Real estate, which consists of land and buildings leased to others, at cost, and accounted for as an operating lease, is summarized as follows:

	2009	2008
	(UNAUDITED)
Land	$4,650,000	$4,770,000
Buildings	78,287,602	78,287,602

	82,937,602	83,057,602
Less: Accumulated depreciation	(5,312,117)	(2,702,530)

	$77,625,485	$80,355,072

(a)	In 2009, we sold certain parcels of land back to the tenant at cost for $120,000.
Scheduled Future Minimum Rents
Scheduled future minimum rents, exclusive of renewals and expenses paid by the tenant and future CPI-based increases, under the non-cancelable operating lease, total $6,842,000 in 2010, $6,861,000 in each of the following four years and $89,763,000 thereafter.
Note 4. Intangible Assets
In connection with our acquisition of properties, we have recorded net lease intangibles of $3,853,392. These intangibles are being amortized over periods ranging from 20 to 30 years. Amortization of below-market and above-market rent intangibles is recorded as an adjustment to lease revenues, while amortization of in-place lease and tenant relationship intangibles is included in depreciation and amortization. Below-market rent intangibles are included in Deferred and prepaid rental income in the financial statements.
Intangibles assets are summarized as follows:

	2009	2008
	(UNAUDITED)
Lease intangibles
In-place lease	$3,873,697	$3,873,697
Tenant relationship	258,273	258,273
Above-market rent	513,275	513,275
Less: accumulated amortization	(464,034)	(236,076)

	$4,181,211	$4,409,169

Below-market rent	$(791,853)	$(791,853)
Less: accumulated amortization	53,730	27,335

	$(738,123)	$(764,518)

Net amortization of intangibles was $201,563 for both years ended December 31, 2009 and 2008, and $7,179 for the period from inception (November 9, 2007) through December 31, 2007. Based on the intangible assets at December 31, 2009, annual net amortization of intangibles is $201,563 for each of the next five years.
CPA®:17 2009 10-K — 86

BPLAST LANDLORD (DE) LLC
NOTES TO FINANCIAL STATEMENTS
(Amounts in whole dollars)
(Amounts and disclosures as of December 31, 2009 and for the year then ended and the period from inception (November 9, 2007) through December 31, 2007 are unaudited.)
Note 5. Non-Recourse Debt
Our non-recourse debt consists of a mortgage note payable that is collateralized by a lease assignment and by real property with a carrying value of $77,718,429 at December 31, 2009. In February 2009, we purchased our existing non-recourse debt of $39,071,069 from the lender at a discount for $32,500,000 and simultaneously obtained new non-recourse debt of $29,000,000. The new non-recourse debt has a term of three years, plus two one-year extensions, and an annual interest rate of LIBOR plus 5%, with a minimum rate of 6% and a maximum rate of 10%.
A balloon payment of $29,000,000 is scheduled to be made in 2012.
Note 6. Fair Value Measurements
In September 2007, the FASB issued authoritative guidance for using fair value to measure assets and liabilities, which we adopted as required on January 1, 2008, with the exception of nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis, which we adopted as required on January 1, 2009. Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance also establishes a three-tier fair value hierarchy based on the inputs used in measuring fair value. These tiers are: Level 1, for which quoted market prices for identical instruments are available in active markets, such as money market funds, equity securities and U.S. Treasury securities; Level 2, for which there are inputs other than quoted prices included within Level 1 that are observable for the instrument, such as certain derivative instruments including interest rate caps and swaps; and Level 3, for which little or no market data exists, therefore requiring us to develop our own assumptions, such as certain marketable securities.
The following tables set forth our assets and liabilities that were accounted for at fair value on a recurring basis at December 31, 2009.

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
	(UNAUDITED)
Assets:
Derivative assets	$49,501	$—	$49,501	$—

	$49,501	$—	$49,501	$—

At December 31, 2008, we had no assets and liabilities that were accounted for at fair value on a recurring basis.
Gains and losses (realized and unrealized) included in earnings are reported in Other income and (expenses) in the financial statements.
Our financial instruments had the following carrying value and fair value.

	December 31, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(UNAUDITED)
Debt	$29,000,000	$29,334,750	$39,071,069	$36,197,728
The estimated fair value of our debt instruments was evaluated using a discounted cash flow model with rates that take into account the credit of the tenants and interest rate risk. We estimate that our other financial assets and liabilities had fair values that approximated their carrying values at December 31, 2009 and 2008.
Note 7. Risk Management and Use of Derivative Financial Instruments
Risk Management
In the normal course of our on-going business operations, we encounter economic risk. There are three main components of economic risk: interest rate risk, credit risk and market risk. We are subject to interest rate risk on our interest-bearing liabilities. Credit risk is the risk of default on our operations and tenant’s inability or unwillingness to make contractually required payments. Market risk includes changes in the value of our properties and related loans due to changes in interest rates or other market factors.
CPA®:17 2009 10-K — 87

BPLAST LANDLORD (DE) LLC
NOTES TO FINANCIAL STATEMENTS
(Amounts in whole dollars)
(Amounts and disclosures as of December 31, 2009 and for the year then ended and the period from inception (November 9, 2007) through December 31, 2007 are unaudited.)
Use of Derivative Financial Instruments
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
Interest Rate Cap
We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed-rate basis. However, from time to time, we may obtain variable rate non-recourse mortgage loans and, as such, may enter into interest rate cap agreements with counterparties. Interest rate caps limit the effective borrowing rate of variable rate debt obligations while allowing participants to share in downward shifts in interest rates. Our objective in using these derivatives is to limit our exposure to interest rate movements.
In February 2009, we obtained non-recourse mortgage financing of $29,000,000 with an interest rate of LIBOR plus 5% (Note 5). In connection with this financing, we obtained an interest rate cap, which is designated as a cash flow hedge, whereby the LIBOR component of the interest rate could not exceed 5%. The applicable interest rate of the related debt was 6.6% at December 31, 2009, and therefore the interest rate cap was not being utilized at that date.
The following table sets forth our derivative instruments at December 31, 2009. We had no derivative instruments at December 31, 2008.

		Asset Derivatives
		Fair Value at
Derivatives Designated as Hedging Instruments	Balance Sheet Location	December 31, 2009
		(UNAUDITED)
Interest rate cap	Other assets	$49,501

Total derivatives		$49,501

The following tables present the impact of our derivative instrument on, and its location within, the financial statements:

Amount of Gain (Loss)
Recognized in OCI
on Derivative
(Effective Portion)
Year ended
Derivatives in Cash Flow Hedging Relationships	December 31, 2009
(UNAUDITED)
Interest rate cap (a) (b)	$25,698

Total	$25,698

(a)	During the years ended December 31, 2009, 2008 and 2007, no gains or losses were reclassified from OCI into income related to ineffective portions of hedging relationships or to amounts excluded from effectiveness testing.

(b)	We obtained this interest rate cap in March 2009.
CPA®:17 2009 10-K — 88

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A(T).	Controls and Procedures.
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
Our chief executive officer and acting chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of December 31, 2009 at a reasonable level of assurance.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.
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
We assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, we used criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we concluded that, as of December 31, 2009, our internal control over financial reporting is effective based on those criteria.
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
CPA®:17 2009 10-K — 89

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
This information will be contained in our definitive proxy statement for the 2010 Annual Meeting of Shareholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.

Item 11.	Executive Compensation.
This information will be contained in our definitive proxy statement for the 2010 Annual Meeting of Shareholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
This information will be contained in our definitive proxy statement for the 2010 Annual Meeting of Shareholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
This information will be contained in our definitive proxy statement for the 2010 Annual Meeting of Shareholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.

Item 14.	Principal Accountant Fees and Services.
This information will be contained in our definitive proxy statement for the 2010 Annual Meeting of Shareholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.
CPA®:17 2009 10-K — 90

PART IV

Item 15.	Exhibits, Financial Statement Schedules.
(a) (1) and (2) — Financial statements and schedules — see index to financial statements included in Item 8.
Other Financial Statements:
BPLAST LANDLORD LLC
(3) Exhibits:
The following exhibits are filed as part of this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
3.1	Articles of Incorporation of Registrant	Incorporated by reference to Registration Statement on Form S-11 (No. 333-140842) filed February 22, 2007
3.2	Articles of Amendment and Restatement of Corporate Property Associates 17 – Global Incorporated	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 filed December 14, 2007
3.3	Bylaws of Corporate Property Associates 17 – Global Incorporated	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 filed December 14, 2007
4.1	2007 Distribution Reinvestment and Stock Purchase Plan	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 filed December 14, 2007
10.1
Selected Dealer Agreement dated as of December 7, 2007 by and among, Corporate Property Associates 17 – Global Incorporated, Carey Financial, LLC, Carey Asset Management Corp., W. P. Carey & Co. LLC and Ameriprise Financial Services, Inc.
Incorporated by reference to Form 8-K filed December 10, 2007
10.2	Agreement of Limited Partnership of CPA:17 Limited Partnership dated November 12, 2007 by and among, Corporate Property Associates 17 – Global Incorporated and W. P. Carey Holdings, LLC	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 filed December 14, 2007
10.3	First Amendment to Agreement of Limited Partnership of CPA: 17 Limited Partnership dated as of November 23, 2009	Incorporated by reference to Registration Statement on Form S-11 (No. 333-140842) filed November 24, 2009
10.4	Sales Agency Agreement dated November 30, 2007 between Corporate Property Associates 17 – Global Incorporated and Carey Financial, LLC	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 filed December 14, 2007
10.5	Subscription Escrow Agreement	Incorporated by reference to Registration Statement on Form S-11 (No. 333-140842) filed October 29, 2007
10.6	Form of Amended Selected Dealer Agreement by and between Carey Financial, LLC and the selected dealers named therein from time to time	Incorporated by reference to Registration Statement on Form S-11 (File No. 333-140842) filed August 1, 2008
10.7	Amended and Restated Advisory Agreement dated as of October 1, 2009 among Corporate Property Associates 17–Global Incorporated, CPA:17 Limited Partnership and Carey Asset Management Corp.	Incorporated by reference to Registration Statement on Form S-11 (File No. 333-140842) filed November 4, 2009
10.8	Asset Management Agreement dated as of July 1, 2008 between Corporate Property Associates 17 – Global Incorporated and W. P. Carey & Co. B.V.	Incorporated by reference to Registration Statement on Form S-11 (File No. 333-140842) filed August 1, 2008
10.9	Form of Indemnification Agreement with independent directors	Incorporated by reference to Registration Statement on Form S-11 (File No. 333-140842) filed August 1, 2008
10.10	Lease Agreement by and between 620 Eighth NYT (NY) Limited Partnership, as landlord, and NYT Real Estate Company LLC, as tenant, dated March 6, 2009	Incorporated by reference to Registration Statement on Form S-11 (File No. 333-140842) filed April 2, 2009
CPA®:17 2009 10-K — 91

Exhibit No.	Description	Method of Filing
10.11
Guaranty and Suretyship Agreement made by The New York Times Company (“NYTC”), and The New York Times Sales Company (“NYT Sales”), (NYTC and NYT Sales, collectively the “Guarantor”), to 620 Eighth NYT (NY) Limited Partnership (“Landlord”), dated March 6, 2009
Incorporated by reference to Registration Statement on Form S-11 (File No. 333-140842) filed April 2, 2009
10.12	Assignment and Assumption of Sublease by and between NYT Real Estate Company LLC and 620 Eighth NYT (NY) Limited Partnership, dated March 6, 2009	Incorporated by reference to Registration Statement on Form S-11 (File No. 333-140842) filed April 2, 2009
10.13
Wrap-Around Mortgage, Assignment of Rents, Security Agreement and Fixture Filing among NYT Real Estate Company LLC and New York State Urban Development Corporation, D/B/A Empire State Development Corporation and 620 Eighth NYT (NY) Limited Partnership, dated March 6, 2009
Incorporated by reference to Registration Statement on Form S-11 (File No. 333-140842) filed April 2, 2009
10.14
Loan Agreement Dated as of August 31, 2009 by and between 620 Eighth NYT (NY) Limited Partnership and 620 Eighth Lender NYT (NY) Limited Partnership as Borrower and Bank of China, New York Branch as Lender
Incorporated by reference to Form 8-K/A filed November 4, 2009
21.1	Subsidiaries of Registrant	Filed herewith
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
CPA®:17 2009 10-K — 92

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corporate Property Associates 17 – Global Incorporated

Date 3/26/2010	By:	/s/ Mark J. DeCesaris

Mark J. DeCesaris
Managing Director and Acting Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Wm. Polk Carey	Chairman of the Board and Director	3/26/2010

Wm. Polk Carey

/s/ Gordon F. DuGan	Chief Executive Officer and Director	3/26/2010

Gordon F. DuGan	(Principal Executive Officer)

/s/ Mark J. DeCesaris	Managing Director and Acting Chief Financial Officer	3/26/2010

Mark J. DeCesaris	(Principal Financial Officer)

/s/ Thomas J. Ridings, Jr.	Executive Director and Chief Accounting Officer	3/26/2010

Thomas J. Ridings, Jr.	(Principal Accounting Officer)

/s/ Marshall E. Blume	Director	3/26/2010

Marshall E. Blume

/s/ Elizabeth P. Munson	Director	3/26/2010

Elizabeth P. Munson

/s/ James D. Price	Director	3/26/2010

James D. Price
CPA®:17 2009 10-K — 93