Form 10-Q
period 2010-03-31
Corporate Property Associates 17 - Global INC
filed 2010-05-14
CIK 1390213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Registrant had 101,930,846 shares of common stock, $.001 par value, outstanding at May 7, 2010.

Forward Looking Statements
This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties and other factors that may materially affect our future results, performance, achievements or transactions. Information on factors which could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this report as well as in our other filings with the Securities and Exchange Commission (the “SEC”), including but not limited to those described in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the SEC on March 26, 2010 (the “2009 Annual Report”). We do not undertake to revise or update any forward-looking statements. Additionally, a description of our critical accounting estimates is included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2009 Annual Report. There has been no significant change in our critical accounting estimates.

CPA®:17 – Global 3/31/2010 10-Q — 1

PART I

Item 1.	Financial Statements
CORPORATE PROPERTY ASSOCIATES 17 — GLOBAL INCORPORATED
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	March 31, 2010	December 31, 2009

Assets
Investments in real estate:
Real estate, at cost	$411,258	$326,507
Accumulated depreciation	(7,726)	(5,957)

Net investments in properties	403,532	320,550
Net investment in direct financing leases	357,220	303,250
Real estate under construction	—	31,037
Equity investments in real estate	42,039	43,495

Net investments in real estate	802,791	698,332
Cash and cash equivalents	337,857	281,554
Intangible assets, net	77,178	46,666
Other assets, net	37,688	41,320

Total assets	$1,255,514	$1,067,872

Liabilities and Equity
Liabilities:
Debt	$366,650	$300,908
Accounts payable, accrued expenses and other liabilities	6,179	4,533
Prepaid and deferred rental income	16,272	13,236
Due to affiliates	11,709	8,383
Distributions payable	13,945	11,675

Total liabilities	414,755	338,735

Commitments and contingencies (Note 11)
Equity:
CPA®:17 — Global shareholders’ equity:
Preferred stock, $0.001 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; 94,818,474 and 80,135,401 shares issued, respectively	97	82
Additional paid-in capital	848,714	718,057
Distributions in excess of accumulated earnings	(60,940)	(53,118)
Accumulated other comprehensive loss	(14,874)	(4,902)

	772,997	660,119
Less, treasury stock at cost, 354,702 and 248,833 shares, respectively	(3,298)	(2,314)

Total CPA®:17 — Global shareholders’ equity	769,699	657,805
Noncontrolling interests	71,060	71,332

Total equity	840,759	729,137

Total liabilities and equity	$1,255,514	$1,067,872

Note:	Substantially all our assets and liabilities are held through our operating partnership. See Note 2 for further information.
See Notes to Consolidated Financial Statements.

CPA®:17 – Global 3/31/2010 10-Q — 2

CORPORATE PROPERTY ASSOCIATES 17 — GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except share and per share amounts)

	Three months ended March 31,
	2010	2009

Revenues
Rental income	$8,412	$4,271
Interest income from direct financing leases	9,367	3,765
Interest income from commercial mortgage-backed securities	517	673

	18,296	8,709

Expenses
Depreciation and amortization	(2,332)	(1,086)
General and administrative	(977)	(1,242)
Property expenses	(1,195)	(1,362)

	(4,504)	(3,690)

Other Income and Expenses
Income from equity investments in real estate	398	391
Other income and (expenses)	64	(1,562)
Interest expense	(5,316)	(2,092)

	(4,854)	(3,263)

Income before income taxes	8,938	1,756
Benefit from (provision for) income taxes	468	(241)

Net Income	9,406	1,515

Less: Net income attributable to noncontrolling interests	(3,283)	(1,217)

Net Income Attributable to CPA®:17 — Global Shareholders	$6,123	$298

Earnings Per Share
Net income attributable to CPA®:17 — Global shareholders	$0.07	$0.01

Weighted Average Shares Outstanding	87,261,461	38,152,272

Distributions Declared Per Share	$0.1600	$0.1562

See Notes to Consolidated Financial Statements.

CPA®:17 – Global 3/31/2010 10-Q — 3

CORPORATE PROPERTY ASSOCIATES 17 — GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(in thousands)

	Three months ended March 31,
	2010	2009
Net Income	$9,406	$1,515
Other Comprehensive Loss:
Foreign currency translation adjustment	(9,643)	(2,461)
Change in unrealized loss on derivative instrument	(1,490)	(2)

	(11,133)	(2,463)

Comprehensive loss	(1,727)	(948)

Amounts Attributable to Noncontrolling Interests:
Net income	(3,283)	(1,217)
Foreign currency translation adjustment	638	795
Change in unrealized loss on derivative instruments	523	—

Comprehensive income attributable to noncontrolling interests	(2,122)	(422)

Comprehensive Loss Attributable to CPA®:17 — Global Shareholders	$(3,849)	$(1,370)

See Notes to Consolidated Financial Statements.

CPA®:17 – Global 3/31/2010 10-Q — 4

CORPORATE PROPERTY ASSOCIATES 17 — GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
For the three months ended March 31, 2010 and the year ended December 31, 2009
(in thousands, except share amounts)

	CPA®:17 — Global Shareholders
				Distributions	Accumulated		Total
			Additional	in Excess of	Other		CPA®:17 —
		Common	Paid-In	Accumulated	Comprehensive	Treasury	Global	Noncontrolling
	Shares	Stock	Capital	Earnings	Loss	Stock	Shareholders	Interests	Total
Balance at January 1, 2009	34,625,497	$35	$310,732	$(11,056)	$(2,288)	$	$297,423	$30,074	$327,497
Shares issued, net of offering costs	45,244,803	45	404,651				404,696		404,696
Shares issued to affiliates	265,101	2	2,674				2,676		2,676
Contributions from noncontrolling interests							—	103,364	103,364
Distributions declared ($0.6324 per share)				(34,361)			(34,361)		(34,361)
Distributions to noncontrolling interests								(71,946)	(71,946)
Net loss (income)				(7,701)			(7,701)	9,881	2,180
Other comprehensive loss:
Foreign currency translation adjustment					(848)		(848)	166	(682)
Change in unrealized loss on derivative instrument					(261)		(261)	(207)	(468)
Impairment loss on commercial mortgage-backed securities					(1,505)		(1,505)		(1,505)
Repurchase of shares	(248,833)					(2,314)	(2,314)		(2,314)

Balance at December 31, 2009	79,886,568	82	718,057	(53,118)	(4,902)	(2,314)	657,805	71,332	729,137

Shares issued, net of offering costs	14,621,409	15	130,040				130,055		130,055
Shares issued to affiliates	61,664		617				617		617
Distributions declared ($0.1600 per share)				(13,945)			(13,945)	(2,394)	(16,339)
Net income				6,123			6,123	3,283	9,406
Other comprehensive loss:
Foreign currency translation adjustment					(9,005)		(9,005)	(638)	(9,643)
Change in unrealized loss on derivative instrument					(967)		(967)	(523)	(1,490)
Repurchase of shares	(105,869)					(984)	(984)		(984)

Balance at March 31, 2010	94,463,772	$97	$848,714	$(60,940)	$(14,874)	$(3,298)	$769,699	$71,060	$840,759

See Notes to Consolidated Financial Statements.

CPA®:17 – Global 3/31/2010 10-Q — 5

CORPORATE PROPERTY ASSOCIATES 17 — GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three months ended March 31,
	2010	2009
Cash Flows — Operating Activities
Net income	$9,406	$1,515
Adjustments to net income:
Depreciation and amortization, including intangible assets	2,334	1,086
Straight-line rent adjustments and amortization of rent-related intangibles	(1,157)	(520)
Income from equity investment in real estate in excess of distributions received	(56)	(256)
Issuance of shares to affiliate in satisfaction of fees due	617	458
Amortization of discount on commercial mortgage-backed securities	—	156
Realized loss on foreign currency transactions	—	1,692
Unrealized loss on foreign currency transactions	65	—
Allowance for uncollectible amounts	—	878
Increase in accounts receivable and prepaid expenses	(587)	(958)
Increase in accounts payable and accrued expenses	841	43
Increase (decrease) in prepaid and deferred rental income	3,287	(665)
Increase in due to affiliates	2,015	177
Change in other operating assets and liabilities, net	(1,435)	(131)

Net cash provided by operating activities	15,330	3,475

Cash Flows — Investing Activities
Distributions received from equity investments in real estate in excess of equity income	332	—
Acquisitions of real estate and direct financing leases and other capital expenditures (a)	(147,311)	(245,447)
Contributions to equity investments in real estate (a)	(60)	(2,125)
Value added taxes recoverable on purchases of real estate	(1,142)	—
Repayment of notes receivable	7,000	—
Funds for construction released from escrow	186	—
Payment of deferred acquisition fees to an affiliate	(1,133)	(155)

Net cash used in investing activities	(142,128)	(247,727)

Cash Flows — Financing Activities
Distributions paid	(11,675)	(4,507)
Contributions from noncontrolling interests	—	103,363
Distributions to noncontrolling interests	(2,394)	(886)
Proceeds from mortgage notes payable	71,678	—
Scheduled payments of mortgage principal	(1,357)	(759)
Payment of mortgage deposits, net of deposits refunded	(1,662)	—
Proceeds from issuance of shares, net of offering costs	130,055	65,927
Purchase of treasury stock	(984)	(83)

Net cash provided by financing activities	183,661	163,055

Change in Cash and Cash Equivalents During the Period
Effect of exchange rate changes on cash	(560)	(1,675)

Net increase (decrease) in cash and cash equivalents	56,303	(82,872)
Cash and cash equivalents, beginning of period	281,554	161,569

Cash and cash equivalents, end of period	$337,857	$78,697

Noncash investing and financing activities:

(a)	The cost basis of real estate investments acquired during the three months ended March 31, 2010 and 2009, including equity investments in real estate, also includes deferred acquisition fees payable of $3.0 million and $3.3 million, respectively.
See Notes to Consolidated Financial Statements.

CPA®:17 – Global 3/31/2010 10-Q — 6

CORPORATE PROPERTY ASSOCIATES 17 — GLOBAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1. Organization and Offering
Organization
Corporate Property Associates 17 — Global Incorporated (together with its consolidated subsidiaries, “we”, “us” or “our”) is a publicly owned, non-listed real estate investment trust (“REIT”) that invests primarily in commercial properties leased to companies domestically and internationally. As a REIT, we are not subject to United States (“U.S.”) federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions and other factors. We earn revenue principally by leasing the properties we own to single corporate tenants, on a triple-net leased basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, contractual rent increases, tenant defaults and sales of properties. At March 31, 2010, our portfolio was comprised of our full or partial ownership interests in 72 fully occupied properties, substantially all of which were triple-net leased to 19 tenants, and totaled approximately 7 million square feet (on a pro rata basis). We were formed in 2007 and conduct substantially all of our investment activities and own all of our assets through our operating partnership, CPA:17 Limited Partnership. We are a general partner and a limited partner and anticipate that we will own a 99.985% capital interest in the operating partnership. W. P. Carey Holdings, LLC (“Carey Holdings”), a subsidiary of W. P. Carey & Co. LLC (“WPC”), holds a special general partner interest in the operating partnership. We refer to WPC, together with certain of its subsidiaries and Carey Holdings, as the “advisor.”
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
Public Offering
In November 2007, our registration statement on Form S-11 (File No. 333-140842), covering an initial public offering of up to 200,000,000 shares of common stock at $10.00 per share, was declared effective by the SEC under the Securities Act of 1933, as amended. The registration statement also covers the offering of up to 50,000,000 shares of common stock at $9.50 pursuant to our distribution reinvestment and stock purchase plan. Our shares are initially being offered on a “best efforts” basis by Carey Financial and selected other dealers. We commenced our initial public offering in late December 2007. Since inception through the date of this Report, we have raised a total of more than $975 million.
We intend to use the net proceeds of the offering to acquire, own and manage a portfolio of commercial properties leased to a diversified group of companies primarily on a single tenant net lease basis.
Note 2. Basis of Presentation
Our interim consolidated financial statements have been prepared, without audit, in accordance with the instructions to Form 10-Q and therefore do not necessarily include all information and footnotes necessary for a fair statement of our consolidated financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the U.S. (“GAAP”).
In the opinion of management, the unaudited financial information for the interim periods presented in this Report reflects all normal and recurring adjustments necessary for a fair statement of results of operations, financial position and cash flows. Our interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2009, which are included in our 2009 Annual Report, as certain disclosures that would substantially duplicate those contained in the audited consolidated financial statements have not been included in this Report. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in our consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.
Basis of Consolidation
The consolidated financial statements affect all of our accounts, including those of our majority-owned and/or controlled subsidiaries. The portion of equity in a subsidiary that is not attributable, directly or indirectly, to us is presented as noncontrolling interests. All significant intercompany accounts and transactions have been eliminated.

CPA®:17 – Global 3/31/2010 10-Q — 7

Notes to Consolidated Financial Statements
In June 2009, the Financial Accounting Standard Board (“FASB”) issued amended guidance related to the consolidation of variable interest entities (“VIEs”). The amended guidance affects the overall consolidation analysis, changing the approach taken by companies in identifying which entities are VIEs and in determining which party is the primary beneficiary, and requires an enterprise to qualitatively assess the determination of the primary beneficiary of a VIE based on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE, and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The amended guidance changes the consideration of kick-out rights in determining if an entity is a VIE, which may cause certain additional entities to now be considered VIEs. Additionally, the guidance requires an ongoing reconsideration of the primary beneficiary and provides a framework for the events that trigger a reassessment of whether an entity is a VIE. We adopted this amended guidance on January 1, 2010, which did not require consolidation of any additional VIEs. The adoption of this amended guidance did not affect our financial position and results of operations.
In connection with the adoption of the amended guidance on consolidating VIEs, we performed an analysis of all of our subsidiary entities, including our venture entities with other parties, to determine whether they qualify as VIEs and whether they should be consolidated or accounted for as equity investments in an unconsolidated venture. As a result of our quantitative and qualitative assessment to determine whether these entities are VIEs, we determined that CPA:17 Limited Partnership, our operating partnership, through which we conduct substantially all of our investment activities and own all of our assets, was deemed to be a VIE due to the decision-making rights of the advisor and the financial terms of the special general partner interest in the operating partnership. We also determined that our subsidiary that owns our interest in The New York Times Company venture was deemed to be a VIE, as the third party tenant that leases property from this entity has the right to repurchase the property during the term of its lease at a fixed price. At March 31, 2010 and December 31, 2009, this subsidiary had total assets of $376.5 million and $373.0 million, respectively, and total liabilities of $121.1 million and $121.7 million, respectively.
After making the determination that our New York Times venture subsidiary was a VIE, we performed an assessment as to which party would be considered the primary beneficiary of this entity and would be required to consolidate its balance sheet and results of operations. This assessment was based upon which party (1) had the power to direct activities that most significantly impact the entity’s economic performance and (2) had the obligation to absorb the expected losses of or right to receive benefits from the VIE that could potentially be significant to the VIE. Based on our assessment, it was determined that we would continue to consolidate this VIE. Activities that we considered significant in our assessment included which entity had control over investment and financing decisions, management of day-to-day operations, and ability to sell the entity’s assets.
In February 2010, the FASB issued further guidance, which provided a limited scope deferral for an interest in an entity that meets all of the following conditions: (a) the entity has all the attributes of an investment company as defined under AICPA Audit and Accounting Guide, Investment Companies, or does not have all the attributes of an investment company but is an entity for which it is acceptable based on industry practice to apply measurement principles that are consistent with the AICPA Audit and Accounting Guide, Investment Companies, (b) the reporting entity does not have explicit or implicit obligations to fund any losses of the entity that could potentially be significant to the entity, and (c) the entity is not a securitization entity, asset-based financing entity or an entity that was formerly considered a qualifying special-purpose entity. We evaluated our involvement with our operating partnership and concluded that all three of the above conditions were met for the limited scope deferral to apply. Accordingly, we continued to perform our consolidation analysis for the operating partnership in accordance with previously issued guidance on VIEs.

CPA®:17 – Global 3/31/2010 10-Q — 8

Notes to Consolidated Financial Statements
Because we conduct substantially all of our investment activities and own all of our assets through the operating partnership, substantially all of the assets and liabilities presented in our consolidated balance sheets are attributable to the operating partnership. The following table presents amounts included in the consolidated balance sheets that are not attributable to the operating partnership but rather are attributable to Corporate Property Associates 17 — Global Incorporated, the primary beneficiary of the operating partnership (in thousands):

	March 31, 2010	December 31, 2009
Assets:
Cash and cash equivalents not attributable to consolidated VIE	$1,449	$61
Other assets, net not attributable to consolidated VIE	4,820	4,307

Total assets not attributable to consolidated VIE	$6,269	$4,368

Liabilities:
Due to affiliates not attributable to consolidated VIE	$1,162	$170
Distributions payable not attributable to consolidated VIE	13,945	11,675

Total liabilities not attributable to consolidated VIE	$15,107	$11,845

Because we generally utilize non-recourse debt, our maximum exposure to the operating partnership is limited to the equity we have in the operating partnership. We have not provided financial or other support to the operating partnership and there were no guarantees or other commitments from third parties that would affect the value or risk of our interest in this entity.
Acquisition Costs
In accordance with the FASB’s revised guidance for business combinations, which we adopted on January 1, 2009, we immediately expense all acquisition costs and fees associated with transactions deemed to be business combinations, but we capitalize these costs for transactions deemed to be acquisitions of an asset. To the extent we make investments that are deemed to be business combinations, our results of operations will be negatively impacted by the immediate expensing of acquisition costs and fees incurred in accordance with the revised guidance, whereas in the past such costs and fees would generally have been capitalized and allocated to the cost basis of the acquisition. Post acquisition, there will be a subsequent positive impact on our results of operations through a reduction in depreciation expense over the estimated life of the properties. Historically, we have not acquired investments that would be deemed business combinations. During the three months ended March 31, 2010 and 2009, we capitalized acquisition costs and fees of $7.0 million and $10.6 million, respectively, in connection with our investment activity. Costs and fees capitalized for the three months ended March 31, 2009 are inclusive of amounts attributable to noncontrolling interests of $2.9 million.
Information about International Geographic Areas
At March 31, 2010, our international investments were comprised of investments in the European Union. Revenues from these investments totaled $4.0 million and $2.0 million for the three months ended March 31, 2010 and 2009, respectively. Our net investments in real estate for these investments totaled $218.7 million and $191.7 million at March 31, 2010 and December 31, 2009, respectively.
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
Transaction Fees
We pay the advisor acquisition fees for structuring and negotiating investments and related mortgage financing on our behalf, a portion of which is payable upon acquisition of investments with the remainder subordinated to a preferred return. The preferred return is a non-compounded cumulative distribution return of 5% per annum (based initially on our invested capital). Acquisition fees payable to the advisor with respect to our long-term net lease investments may be up to an average of 4.5% of the total cost of those investments and are comprised of a current portion of 2.5%, typically paid when the investment is purchased, and a deferred portion of 2%, typically paid over three years, once the preferred return criterion has been met. For certain types of non-long term net lease investments, initial acquisition fees may range from 0% to 1.75% of the equity invested plus the related acquisition fees, with no portion of the fee being deferred.

CPA®:17 – Global 3/31/2010 10-Q — 9

Notes to Consolidated Financial Statements
For the three months ended March 31, 2010 and 2009, we incurred current acquisition fees of $3.7 million and $4.1 million, respectively, and deferred acquisition fees of $3.0 million and $3.3 million, respectively. We made payments of deferred acquisition fees to the advisor totaling $1.1 million and $0.2 million during the three months ended March 31, 2010 and 2009, respectively. Unpaid installments of deferred acquisition fees totaling $9.8 million and $7.9 million at March 31, 2010 and December 31, 2009, respectively, are included in Due to affiliates in the consolidated financial statements.
The advisor may also receive subordinated disposition fees of up to 3% of the contract sales price of an investment for services provided in connection with the disposition; however, payment of such fees is subordinated to a preferred return. We have not incurred any subordinated disposition fees at March 31, 2010 as we have not disposed of any investments.
Asset Management Fee and Cash Distributions
We pay the advisor an annual asset management fee ranging from 0.5% of average market value for long-term net leases and certain other types of real estate investments to 1.75% of average equity value for certain types of securities. The asset management fee is payable in cash or restricted shares of our common stock at the option of the advisor. If the advisor elects to receive all or a portion of its fees in restricted shares, the number of restricted shares issued is determined by dividing the dollar amount of fees by our most recently published estimated net asset value per share as approved by our board of directors. For 2010 and 2009, the advisor elected to receive its asset management fees in restricted shares. We incurred asset management fees of $0.9 million and $0.5 million during the three months ended March 31, 2010 and 2009, respectively. At March 31, 2010 the advisor owned 403,549 restricted shares (less than 1%) of our common stock.
We also pay the advisor up to 10% of distributions of available cash of the operating partnership, depending on the type of investments we own. We made distributions of $0.5 million and $0.6 million to the advisor during the three months ended March 31, 2010 and 2009, respectively.
Organization and Offering Expenses
We are liable for expenses incurred in connection with the offering of our securities. These expenses are deducted from the gross proceeds of our offering. Total organization and offering expenses, including underwriting compensation, will not exceed 15% of the gross proceeds of our offering. Under the terms of a sales agency agreement between Carey Financial and us, Carey Financial receives a selling commission of up to $0.65 per share sold, a selected dealer fee of up to $0.20 per share sold and a wholesaling fee of up to $0.15 per share sold. Carey Financial will re-allow all selling commissions to selected dealers participating in the offering and may re-allow up to the full selected dealer fee to the selected dealers. Under the terms of a selected investment advisor agreement among Carey Financial, a selected investment advisor, and us, Carey Financial also receives a wholesaling fee of up to $0.15 per share sold to clients of selected investment advisors. Carey Financial will use any retained portion of the selected dealer fee together with the selected dealer or investment advisor wholesaling fees to cover other underwriting costs incurred in connection with the offering. Total underwriting compensation paid in connection with our offering, including selling commissions, the selected dealer fee, the wholesaling fee and reimbursements made by Carey Financial to selected dealers and investment advisors, cannot exceed the limitations prescribed by the Financial Industry Regulatory Authority (“FINRA”). The limit on underwriting compensation is currently 10% of gross offering proceeds. We may also reimburse Carey Financial up to an additional 0.5% of offering proceeds for bona fide due diligence expenses. We reimburse the advisor or one of its affiliates for other organization and offering expenses (including, but not limited to, filing fees, legal, accounting, printing and escrow costs). The advisor has agreed to be responsible for the payment of organization and offering expenses (excluding selling commissions, selected dealer fees and wholesaling fees) that exceed 4% of the gross offering proceeds.
The total costs paid by the advisor and its affiliates in connection with the organization and offering of our securities were $9.3 million from inception through March 31, 2010, of which $8.0 million had been reimbursed as of March 31, 2010. Unpaid costs are included in Due to affiliates in the consolidated financial statements. During the offering period, we accrue costs incurred in connection with the raising of capital as deferred offering costs. Upon receipt of offering proceeds and reimbursement to the advisor for costs incurred, we charge the deferred costs to equity. Such reimbursements will not exceed regulatory cost limitations as described above.

CPA®:17 – Global 3/31/2010 10-Q — 10

Notes to Consolidated Financial Statements
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
For the three months ended March 31, 2010 and 2009, we incurred personnel reimbursements of $0.2 million and $0.1 million, respectively, which are included in General and administrative expenses in the consolidated financial statements.
Joint Ventures and Other Transactions with Affiliates
Together with certain affiliates, we participate in an entity that leases office space used for the administration of real estate entities. This entity does not have any significant assets, liabilities or operations other than its interest in the office lease. Under the terms of an office cost-sharing agreement among the participants in this entity, rental, occupancy and leasehold improvement costs are allocated among the participants based on gross revenues and are adjusted quarterly. Our share of expenses incurred was less than $0.1 million for each of the three months ended March 31, 2010 and 2009. Based on current gross revenues, our current share of future minimum lease payments under this agreement would be $0.1 million annually through 2016; however, we anticipate that our share of future annual minimum lease payments will increase significantly as we continue to invest the proceeds of our offering.
We own interests in entities ranging from 49% to 70%, with the remaining interests held by affiliates. We consolidate certain of these entities and account for the remainder under the equity method of accounting.
Note 4. Net Investments in Properties
Net Investments in Properties
Net investments in properties, which consists of land and buildings leased to others, at cost, and accounted for as operating leases, is summarized as follows (in thousands):

	March 31, 2010	December 31, 2009
Land	$95,497	$62,597
Buildings	315,761	263,910
Less: Accumulated depreciation	(7,726)	(5,957)

	$403,532	$320,550

Amounts below are based upon the applicable exchange rate at the date of acquisition where appropriate.
Acquisitions of Real Estate
2010 — During the three months ended March 31, 2010, we entered into three domestic investments and one investment in Spain, which were classified as operating leases, at a total cost of $126.6 million, including net lease intangible assets totaling $32.9 million (see Other below). We classified an additional portion of one of the domestic investments as a net investment in direct financing lease (Note 5). The investment in Spain represents a follow-on transaction to an investment that we completed in the fourth quarter of 2009. In connection with these investments, which we deemed to be real estate acquisitions under current authoritative accounting guidance, we capitalized acquisition-related costs and fees totaling $5.5 million.
Real Estate Under Construction
2009 — At December 31, 2009, Real estate under construction consisted of $31.0 million in costs incurred and/or capitalized on a domestic build-to-suit project that we classified as a net investment in direct financing lease and placed into service in January 2010 (Note 5).
Other
In connection with our acquisition of properties, we have recorded net lease intangibles of $72.1 million, including $32.9 million of net lease intangibles acquired in connection with our investment activity during the three months ended March 31, 2010. These intangible assets and liabilities are being amortized over periods ranging from 16 years to 40 years. Amortization of below-market and above-market rent intangibles is recorded as an adjustment to lease revenues, while amortization of in-place lease and tenant relationship intangibles is included in Depreciation and amortization. Below-market rent intangibles are included in Prepaid and deferred rental income and security deposits in the consolidated financial statements. Net amortization of intangibles, including the effect of foreign currency translation, was $0.6 million and $0.2 million for the three months ended March 31, 2010 and 2009, respectively.

CPA®:17 – Global 3/31/2010 10-Q — 11

Notes to Consolidated Financial Statements
Note 5. Net Investment in Direct Financing Leases
2010 — In March 2010, we completed a domestic net lease financing transaction for $22.5 million. In connection with this investment, which was deemed to be a real estate acquisition under current authoritative accounting guidance, we capitalized costs and fees totaling $1.6 million. We classified an additional portion of this investment as an operating lease (Note 4).
In January 2010, we completed a domestic build-to-suit project and reclassified it from Real estate under construction to Net investment in direct financing lease (Note 4). Costs incurred and/or capitalized in connection with the project totaled $32.3 million and $31.0 million at the completion of the project in January 2010 and at December 31, 2009, respectively. We entered into this build-to-suit project in March 2009, at which time we capitalized costs and fees totaling $1.9 million as we deemed the project to be a real estate acquisition under current authoritative accounting guidance.
2009 — In March 2009, an entity in which we, our affiliate, Corporate Property Associates 16 - Global Incorporated (“CPA®:16 — Global”), and our advisor hold 55%, 27.25% and 17.75% interests, respectively, completed a net lease financing transaction with respect to a leasehold condominium interest, encompassing approximately 750,000 rentable square feet, in the office headquarters of The New York Times Company for approximately $233.7 million, inclusive of amounts attributable to noncontrolling interests of $104.1 million and acquisition fees payable to the advisor. The lease has an initial term of 15 years and provides the tenant with one 10-year renewal option and two additional five-year renewal options. In the tenth year of the initial term of the lease, The New York Times Company has an option to purchase the building for approximately $250.0 million. This purchase option, together with the other terms of the net lease and related transaction documents, allows the transaction to be accounted for as a financing lease for financial reporting purposes. In connection with this investment, which was deemed to be a real estate acquisition under current authoritative accounting guidance, we capitalized acquisition-related costs and fees totaling $8.7 million, inclusive of amounts attributable to noncontrolling interests of $2.9 million.
Note 6. Equity Investments in Real Estate
We own interests in single-tenant net leased properties leased to corporations through noncontrolling interests in (i) partnerships and limited liability companies in which our ownership interests are 50% or less but over which we exercise significant influence, and (ii) tenants-in-common subject to common control. The underlying investments are generally owned with affiliates. We account for these investments under the equity method of accounting (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus contributions).
The following table sets forth our ownership interests in our equity investments in real estate and their respective carrying values. The carrying value of these ventures is affected by the timing and nature of distributions (dollars in thousands):

	Ownership
	Interest at	Carrying Value at
Lessee	March 31, 2010	March 31, 2010	December 31, 2009
Berry Plastics (a)	50%	$21,149	$21,414
Tesco plc (b)	49%	20,890	22,081

		$42,039	$43,495

(a)	In February 2009, this venture repaid its $39.0 million outstanding balance on a non-recourse mortgage loan at a discount for $32.5 million and recognized a corresponding gain of $6.5 million. Our $3.2 million share of the gain was reduced by $2.9 million as a result of an other-than-temporary impairment charge recognized to reduce the carrying value of our investment to the estimated fair value of the venture’s underlying properties (Note 8). In connection with this transaction, the venture obtained non-recourse mortgage financing of $29.0 million with a variable annual interest rate capped at 10% through the use of an interest rate cap and a term of three years, with two one-year extensions.

(b)	Carrying value of investment is affected by the impact of fluctuations in the exchange rate of the Euro. We acquired our interest in this investment in July 2009.

CPA®:17 – Global 3/31/2010 10-Q — 12

Notes to Consolidated Financial Statements
The following tables present combined summarized financial information of our venture properties. Amounts provided are the total amounts attributable to the venture properties and do not represent our proportionate share (in thousands):

	March 31, 2010	December 31, 2009
Assets	$175,597	$181,600
Liabilities	(81,562)	(84,522)

Partners’/members’ equity	$94,035	$97,078

	Three months ended March 31,
	2010	2009
Revenue	$3,594	$1,660
Expenses	(2,970)	(1,614)
Gain on extinguishment of debt	—	6,512

Net income	$624	$6,558

We recognized income from our equity investments in real estate of $0.4 million for both the three months ended March 31, 2010 and 2009. These amounts represent our proportionate share of the income or loss of the ventures as well as certain depreciation and amortization adjustments related to other-than-temporary impairment charges.
Note 7. Securities Held to Maturity
In 2008, we acquired investments in five investment grade pools of commercial mortgage-backed securities (“CMBS”). The CMBS investments bear initial pass-through coupon rates approximating 6.2% and have final expected payout dates ranging from December 2017 to September 2020. We account for these CMBS investments, which are included in Other assets in the consolidated financial statements, as held-to-maturity securities because we have the intent and ability to hold these securities to maturity.
At the date of acquisition, the $20.0 million cost of the five CMBS pools represented a $13.3 million discount to their $33.3 million face value. This discount was accreted into Interest income from commercial mortgage-backed securities on an effective yield method, adjusted for actual prepayment activity over the average life of the related securities as a yield adjustment, and therefore, we accreted $0.2 million into Interest income from commercial mortgage-backed securities for the three months ended March 31, 2009. During the fourth quarter of 2009, we determined that our CMBS investments were other-than-temporarily impaired and recognized impairment charges totaling $17.1 million to reduce the cost basis of these investments to their estimated fair values, of which $15.6 million was related to credit factors and was recognized in earnings and $1.5 million was related to non-credit factors and was recognized in Other comprehensive loss in equity. We will accrete the difference between the new cost basis of the CMBS investments and cash flows expected to be collected to Interest income from commercial mortgage-backed securities over the remaining expected lives of the securities. Following the recognition of the impairment charges during the fourth quarter of 2009, the carrying value of the CMBS investments at March 31, 2010 was equal to the amount of cash flows we expect to collect, and, therefore, no amounts were accreted into income during the three months ended March 31, 2010.
The following is a summary of our securities held to maturity, which consisted entirely of CMBS at March 31, 2010 (in thousands):

Description	Face Value	Amortized Cost	Unrealized Gain	Estimated Fair Value
CMBS	$33,284	$3,812	$367	$4,179
The following is a summary of the underlying credit ratings of our CMBS investments at March 31, 2010 (in thousands):

Rating (a)	Amortized Cost
B	$1,749
B+	1,304
BB-	759

$3,812

(a)	Ratings are those of Standard & Poor’s Ratings Services, a division of The McGraw-Hill Companies, Inc.

CPA®:17 – Global 3/31/2010 10-Q — 13

Notes to Consolidated Financial Statements
Note 8. Fair Value Measurements
Under current authoritative accounting guidance for fair value measurements, the fair value of an asset is defined as the exit price, which is the amount that would either be received when an asset is sold or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance establishes a three-tier fair value hierarchy based on the inputs used in measuring fair value. These tiers are: Level 1, for which quoted market prices for identical instruments are available in active markets, such as money market funds, equity securities and U.S. Treasury securities; Level 2, for which there are inputs other than quoted prices included within Level 1 that are observable for the instrument, such as certain derivative instruments including interest rate caps and swaps; and Level 3, for which little or no market data exists, therefore requiring us to develop our own assumptions, such as certain marketable securities.
Items Measured at Fair Value on a Recurring Basis
The following tables set forth our assets and liabilities that were accounted for at fair value on a recurring basis at March 31, 2010 and December 31, 2009 (in thousands):

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	March 31, 2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$312,870	$312,870	$—	$—
Derivative assets	1,822	—	1,822	—

	$314,692	$312,870	$1,822	$—

Liabilities:
Derivative liabilities	$(328)	$—	$(328)	$—

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$278,566	$278,566	$—	$—
Derivative assets	2,985	—	2,985	—

	$281,551	$278,566	$2,985	$—

Liabilities:
Derivative liabilities	$(20)	$—	$(20)	$—

Assets and liabilities presented above exclude assets and liabilities owned by unconsolidated ventures.
Our financial instruments had the following carrying values and fair values as of the dates shown (in thousands):

	March 31, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	$366,650	$360,102	$300,908	$291,737
CMBS (a)	3,812	4,179	3,818	3,818

(a)	Carrying value represents historical cost, inclusive of impairment charges recognized during 2009 (Note 7).

CPA®:17 – Global 3/31/2010 10-Q — 14

Notes to Consolidated Financial Statements
We determined the estimated fair value of our debt instruments using a discounted cash flow model with rates that take into account the credit of the tenants and interest rate risk. We estimated that our other financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values at both March 31, 2010 and December 31, 2009.
Items Measured at Fair Value on a Non-Recurring Basis
We performed a quarterly assessment of the value of certain of our real estate investments in accordance with current authoritative accounting guidance. As part of that assessment, we determined the valuation of these assets using widely accepted valuation techniques, including discounted cash flow on the expected cash flows of each asset as well as the income capitalization approach, which considers prevailing market capitalization rates. We reviewed each investment based on the highest and best use of the investment and market participation assumptions. We determined that the significant inputs used to value these investments fall within Level 3. We did not recognize any impairment charges during the three months ended March 31, 2010. We calculated the impairment charges recorded during the three months ended March 31, 2009 based on market conditions and assumptions at March 31, 2009. Actual results may differ materially if market conditions or the underlying assumptions change.
During the three months ended March 31, 2009, we recorded an other-than-temporary impairment charge of $2.9 million related to an equity investment in real estate that had a fair value measurement of $24.2 million following the recognition of the impairment charge. We measured this impairment charge using unobservable inputs (Level 3). None of our nonfinancial assets or liabilities were measured on a fair value basis for the three months ended March 31, 2010.
Note 9. Risk Management and Use of Derivative Financial Instruments
Risk Management
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
Commercial Mortgage-Backed Securities
We own CMBS that are fully collateralized by a portfolio of commercial real estate mortgages or commercial mortgage-related securities to the extent consistent with the requirements for qualification as a REIT. CMBS are instruments that directly or indirectly represent a participation in, or are secured by and payable from, one or more mortgage loans secured by commercial real estate. In most cases, CMBS distribute principal and interest payments on the mortgage loans to investors. Interest rates on these instruments can be fixed or variable. Some classes of CMBS may be entitled to receive mortgage loan prepayments before other classes do. Therefore, the prepayment risk for a particular instrument may be different than for other CMBS. The value of our CMBS investments is also subject to fluctuation based on changes in interest rates, economic conditions and the creditworthiness of lessees at the mortgaged properties. The carrying value of our CMBS at March 31, 2010 reflects the impact of other-than-temporary impairment charges of $17.1 million recognized during the fourth quarter of 2009 to reduce the carrying value of our CMBS investments to their estimated fair values (Note 7). At March 31, 2010, our CMBS investments did not comprise a significant proportion of our real-estate related assets.
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

CPA®:17 – Global 3/31/2010 10-Q — 15

Notes to Consolidated Financial Statements
We measure derivative instruments at fair value and record them as assets or liabilities, depending on our rights or obligations under the applicable derivative contract. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. If a derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings or recognized in Other comprehensive loss (“OCL”) until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.
The following table sets forth certain information regarding our derivative instruments at March 31, 2010 and December 31, 2009 (in thousands):

		Asset Derivatives Fair Value at
Derivatives Designated as Hedging Instruments	Balance Sheet Location	March 31, 2010	December 31, 2009
Interest rate cap	Other assets	$1,822	$2,985
Interest rate swap	Other liabilities	(328)	(20)

		$1,494	$2,965

At March 31, 2010 and December 31, 2009, we also had an embedded credit derivative that is not designated as a hedging instrument. This instrument had a fair value of $0 at both March 31, 2010 and December 31, 2009.
The following tables present the impact of derivative instruments on the consolidated financial statements (in thousands):

Amount of
Loss Recognized
in OCL on Derivatives
(Effective Portion)
Three months
ended March 31,
Derivatives in Cash Flow Hedging Relationships	2010
Interest rate cap (a)	$(1,163)
Interest rate swap	(308)

Total	$(1,471)

(a)	Includes loss of $0.5 million attributable to noncontrolling interests.
We had no interest rate cap or swap instruments on our consolidated investments during the three months ended March 31, 2009.
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

CPA®:17 – Global 3/31/2010 10-Q — 16

Notes to Consolidated Financial Statements
The interest rate swap and interest rate cap derivative instruments that we had outstanding at March 31, 2010 were designated as cash flow hedges and are summarized as follows (dollars in thousands):

		Notional	Effective	Effective	Expiration	Fair Value at
	Type	Amount	Interest Rate	Date	Date	March 31, 2010
3-Month LIBOR	“Pay-fixed” swap (a)	$26,931	3.7%	1/2010	12/2019	$(328)
3-Month LIBOR	Interest rate cap (b)	118,541	8.8%	8/2009	8/2014	1,822

						$1,494

(a)	We entered into this interest rate swap in December 2009.

(b)	The applicable interest rate of the related debt was 5.0%, which was below the effective interest rate of the cap at March 31, 2010. Inclusive of noncontrolling interests in the notional amount and fair value of the swap of $53.3 million and $0.8 million, respectively.
An unconsolidated venture that leases properties to Berry Plastics, and in which we hold a 50% ownership interest, had a non-recourse mortgage loan with a total carrying value of $29.0 million at both March 31, 2010 and December 31, 2009. The financing bears interest at an annual interest rate of LIBOR plus 5%, with a minimum rate of 6% and a maximum rate that has been capped at 10% through the use of an interest rate cap designated as a cash flow hedge. The applicable interest rate of the related debt of 6.6% was below the interest rate cap at March 31, 2010. The interest rate cap expires in March 2015 and had an estimated total fair value of less than $0.1 million at both March 31, 2010 and December 31, 2009. The venture recognized de minimis losses in OCL related to this instrument during both the three months ended March 31, 2010 and 2009. Amounts provided represent the entire amount attributable to the venture, not our proportionate share.
Embedded Credit Derivative
In August 2008, a venture in which we and an affiliate have 67% and 33% interests, respectively, and which we consolidate, acquired an investment in Germany. In connection with the investment, the venture obtained non-recourse mortgage financing for which the interest rate has both fixed and variable components. In connection with providing the financing, the lender entered into an interest rate swap agreement on its own behalf through which the fixed interest rate component on the financing was converted into a variable interest rate instrument. Through the venture, we have the right, at our sole discretion, to prepay this debt at any time and to participate in any realized gain or loss on the interest rate swap at that time. This participation right is deemed to be an embedded credit derivative. The derivative had an estimated fair value of $0 at both March 31, 2010 and December 31, 2009. This derivative did not generate gains or losses during either the three months ended March 31, 2010 or 2009.
Other
Amounts reported in OCL related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. At March 31, 2010, we estimate that $1.0 million, inclusive of amounts attributable to noncontrolling interests of less than $0.1 million, will be reclassified as interest expense during the next twelve months.
We have agreements with certain of our derivative counterparties that contain certain credit contingent provisions that could result in a declaration of default against us regarding our derivative obligations if we either default or are capable of being declared in default on certain of our indebtedness. At March 31, 2010, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives that were in a net liability position was $0.3 million and less than $0.1 million at March 31, 2010 and December 31, 2009, respectively, which includes accrued interest but excludes any adjustment for nonperformance risk. If we had breached any of these provisions at March 31, 2010 or December 31, 2009, we could have been required to settle our obligations under these agreements at their termination value of $0.3 million or less than $0.1 million, respectively.
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

CPA®:17 – Global 3/31/2010 10-Q — 17

Notes to Consolidated Financial Statements
At March 31, 2010, the majority of our directly owned real estate properties were located in the U.S. (77%), with New York (32%) representing the most significant domestic concentration based on percentage of our annualized contractual minimum base rent for the first quarter of 2010. All of our directly owned international properties were located in the European Union, with Spain (10%) representing the most significant concentration based on percentage of our annualized contractual minimum base rent for the first quarter of 2010. The following tenants represent more than 10% of our total current annualized lease revenues: The New York Times Company (32%) (inclusive of amounts attributable to noncontrolling interests). At March 31, 2010, our directly owned real estate properties contained concentrations in the following asset types: office (46%), industrial (29%) and retail (19%); and in the following tenant industries: media — printing and publishing (32%), textiles, leather and apparel (16%) and retail stores (12%).
Note 10. Debt
2010 — During the first quarter of 2010, we obtained non-recourse mortgage financing totaling $71.7 million at a weighted average fixed annual interest rate and term of 6.0% and 7.8 years, respectively. Of the total financing, $52.2 million relates to a transaction in Spain, with the first tranche completed in the fourth quarter of 2009 and the second tranche completed in the first quarter of 2010 (Note 4), while $19.5 million relates to a domestic build-to-suit project that we placed into service in January 2010 (Note 5). Amounts are based upon the exchange rate of the Euro at the date of financing where appropriate.
Note 11. Commitments and Contingencies
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
We conduct business in various states and municipalities within the U.S. and the European Union and, as a result, we file income tax returns in the U.S. federal jurisdiction and various state and certain foreign jurisdictions.
We account for uncertain tax positions in accordance with current authoritative accounting guidance. At March 31, 2010, we had a de minimis amount of unrecognized tax benefits, that, if recognized, would have a favorable impact on the effective income tax rate in future periods. We had no such unrecognized tax benefits at December 31, 2009. We recognize interest and penalties related to uncertain tax positions in income tax expense. At both March 31, 2010 and December 31, 2009, we had no accrued interest or penalties related to uncertain tax positions. Our tax returns are subject to audit by taxing authorities. These audits can often take years to complete and settle. The tax years 2009 — 2010 remain open to examination by the major taxing jurisdictions to which we are subject.
Note 13. Pro Forma Financial Information
The following consolidated pro forma financial information has been presented as if our acquisitions made and new financing obtained since January 1, 2009 had occurred on January 1, 2010 and 2009 for the three months ended March 31, 2010 and 2009, respectively. The pro forma financial information is not necessarily indicative of what the actual results would have been, nor does it purport to represent the results of operations for future periods.

CPA®:17 – Global 3/31/2010 10-Q — 18

Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts):

	Three months ended March 31,
	2010	2009
Pro forma total revenues	$20,498	$21,970

Pro forma net income	$10,700	$9,180
Less: Net income attributable to noncontrolling interests	(3,283)	(2,464)

Pro forma net income attributable to CPA®:17 - Global shareholders	$7,417	$6,716

Pro forma earnings per share:
Net income attributable to CPA®:17 - Global shareholders	$0.08	$0.07
The pro forma weighted average shares outstanding for the three months ended March 31, 2010 and 2009 totaled 94,463,772 shares and were determined as if all shares issued since our inception through March 31, 2010 were issued on January 1, 2009.
Note 14. Subsequent Events
In April and May 2010, we entered into two international investments and one domestic investment at a total cost of approximately $153.0 million. In connection with our 2010 investment activity, in April and May 2010, we obtained non-recourse mortgage financing totaling $65.3 million, at a weighted average fixed annual interest rate and term of 6.7% and 10.2 years, respectively. Amounts are based on the exchange rate of the foreign currency at the date of acquisition or financing, as applicable.

CPA®:17 – Global 3/31/2010 10-Q — 19

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to provide the reader with information that will assist in understanding our financial statements and the reasons for changes in certain key components of our financial statements from period to period. MD&A also provides the reader with our perspective on our financial position and liquidity, as well as certain other factors that may affect our future results. Our MD&A should be read in conjunction with our 2009 Annual Report.
Business Overview
We are a publicly owned, non-listed REIT that invests primarily in commercial properties leased to companies domestically and internationally. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions and other factors. We earn revenue principally by leasing the properties we own to single corporate tenants, on a triple-net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, contractual rent increases, tenant defaults and sales of properties. We were formed in 2007 and are managed by the advisor.
Financial Highlights
(In thousands)

	Three months ended March 31,
	2010	2009
Total revenues	$18,296	$8,709
Net income attributable to CPA®:17 — Global shareholders	6,123	298
Cash flow provided by operating activities	15,330	3,475

Supplemental performance measure:
Adjusted cash flow from operating activities	9,147	2,513
Distributions paid	11,675	4,507
For the three months ended March 31, 2010 and 2009, total revenues, net income attributable to CPA®:17 — Global shareholders and cash flow provided by operating activities reflect the results of our investment activity during 2009 and 2010.
Our daily cash distribution for the first quarter of 2010 was $0.0017778 per share and was paid on April 15, 2010 to shareholders of record as of the close of business on each day during the first quarter, or $0.64 per share on an annualized basis. Our board of directors has declared that our daily cash distribution for the second quarter of 2010 will be $0.0017583 per share and will be paid on or about July 15, 2010 to shareholders of record as of the close of business on each day during the second quarter, or $0.64 per share on an annualized basis.
We consider the performance metrics listed above, including certain non-GAAP performance metrics such as adjusted cash flow from operating activities, to be important measures in the evaluation of our results of operations, liquidity and capital resources. We evaluate our results of operations with a primary focus on the ability to generate cash flow necessary to meet our objectives of funding distributions to shareholders. Please see Adjusted Cash Flow from Operating Activities below for our definition of this measure and a reconciliation to its most directly comparable GAAP measure — cash flow provided by operating activities.

CPA®:17 – Global 3/31/2010 10-Q — 20

Current Trends
As of the date of this Report, we believe that general economic conditions and conditions in the credit and real estate financing markets are continuing to improve, albeit slowly. As a result, we are benefiting from increased investment opportunities and improved financing conditions. However, the lingering effects of the recent challenging economic environment continue to affect us in several ways, including continued financial stress on tenants and low inflation rates, which will likely limit rent increases in upcoming periods because most of our leases provide for rent adjustments indexed to changes in the consumer price index (“CPI”). In addition, we are seeing increased competition for the type of investments we make. Despite recent indicators that the economy is beginning to recover, the full magnitude, effects and duration of the crisis cannot be predicted, and the current trends that affect our business remain dependent on the rate and scope of the recovery, rendering any discussion of the impact of these trends highly uncertain. Nevertheless, as of the date of this Report, the impact of current financial and economic trends on our business, and our response to those trends, is presented below.
Investment Opportunities
Our ability to complete investments fluctuates based on the pricing of transactions, the availability of financing for our tenants, and competition from third parties for investments, among other factors.
As a result of the recent improving economic conditions, we have seen improvements in pricing on sale-leaseback investment opportunities that we believe will allow us to complete transactions on favorable terms, including in circumstances where we complete transactions without financing, if necessary. In addition, we believe that the continued slow pace of the recovery in the credit markets has encouraged corporations that have difficulty obtaining financing through traditional channels to seek alternative financing in the form of our sale-leaseback transactions. To the extent that these trends continue during 2010, we believe that our investment volume will benefit. However, we are seeing an increasing level of competition for the investments we make, both domestically and internationally, although the number of investors who seek to provide sale-leaseback financing to sellers remains lower than at levels we saw prior to the economic crisis.
We completed investments totaling $149.1 million during the first quarter of 2010, 33% of which were international transactions. We currently expect that international transactions will continue to form a significant portion of the investments we structure, although the percentage of international investments in any given period will vary.
Until we are able to consummate additional investments, we expect to hold significant cash balances, which generate lower returns than our real estate investments.
Financing Conditions
Since the onset of the credit crisis, lenders for both domestic and international investments typically offered loans to us at shorter maturities and subject to variable interest rates. However, we believe we are beginning to see an easing in these trends, with more willingness by lenders to offer loans to us at fixed rates of interest and with longer maturities. During the first quarter of 2010, we obtained non-recourse mortgage financing totaling $71.7 million at a fixed weighted average annual interest rate and term of 6.0% and 7.8 years, respectively. When we are unable to obtain fixed-rate debt, we generally attempt to obtain interest rate caps or swaps to mitigate the impact of variable rate financing.
Neither we nor our unconsolidated ventures have any balloon payments scheduled until 2012. Our property level debt is generally non-recourse, which means that if we default on a mortgage loan obligation, our exposure is limited to our equity invested in that property.
Tenant Defaults
Tenant defaults can reduce our results of operations and cash flow from operations. Tenants experiencing financial difficulties may become delinquent on their rent and/or default on their leases and, if they file for bankruptcy protection, may reject our lease in bankruptcy court, all of which may require us to incur impairment charges. Even where a default has not occurred and a tenant is continuing to make the required lease payments, we may restructure or renew leases on less favorable terms, or the tenant’s credit profile may deteriorate, which could affect the value of the leased asset and could in turn require us to incur impairment charges.
During 2009, two of our tenants experienced financial difficulties that have affected us. One of these tenants terminated its existing lease with us and signed a new lease on substantially the same terms, while the second tenant has been paying rent to us, albeit at a significantly reduced rate, while new lease terms are being negotiated. It is possible that additional tenants may file for bankruptcy or default on their leases during 2010. Based on recent tenant activity, including lease amendments and lease rejections in bankruptcy court, we currently expect that 2010 lease revenue will decrease by approximately 4% as compared with 2009 lease revenue. However, this amount may increase or decrease based on additional tenant activity and changes in economic conditions, both of which are outside of our control. We would expect that our tenants would benefit from continued improvements in general business conditions, which should result in reduced tenant defaults in the future; however, if economic conditions deteriorate, it is likely that our tenants’ financial condition would deteriorate as well.

CPA®:17 – Global 3/31/2010 10-Q — 21

To mitigate the risks, we have invested in assets that we believe are critically important to a tenant’s operations and have attempted to diversify our portfolio by tenant and tenant industry. We also monitor tenant performance through review of rent delinquencies as a precursor to a potential default, meetings with tenant management and review of tenants’ financial statements and compliance with any financial covenants. When necessary, our asset management process includes restructuring transactions to meet the evolving needs of tenants, re-leasing properties, refinancing debt and selling properties, where possible, as well as protecting our rights when tenants default or enter into bankruptcy.
Fundraising
While fundraising trends are difficult to predict, our recent fundraising has remained strong. We raised $140.0 million in the first quarter of 2010 and, through the date of this Report, have raised more than $975 million since beginning fundraising in December 2007. We have made a concerted effort to broaden our distribution channels and are seeing a greater portion of our fundraising come from multiple channels as a result of these efforts. Our initial offering will terminate in November 2010, unless it is extended.
Inflation and Foreign Exchange Rates
Our leases generally have rent adjustments based on formulas indexed to changes in the CPI or other similar indices for the jurisdiction in which the property is located. Because these rent adjustments may be calculated based on changes in the CPI over a multi-year period, changes in inflation rates can have a delayed impact on our results of operations. Rent adjustments during 2009 and, to a lesser extent, the first quarter of 2010 generally benefited from increases in inflation rates during the years prior to the scheduled rent adjustment date. However, we expect that rent increases will be significantly lower in coming years as a result of the current historically low inflation rates in the U.S. and the Euro zone.
We have foreign investments and as a result are subject to risk from the effects of exchange rate movements. Our results of foreign operations benefit from a weaker U.S. dollar, and are adversely affected by a stronger U.S. dollar, relative to foreign currencies. Our primary foreign currency exposure is to the Euro. Investments denominated in the Euro accounted for approximately 21% of our annualized lease revenues for the first quarter of both 2010 and 2009.
The following table presents the exchange rates used to translate our Euro-denominated foreign operations to U.S. dollars in our consolidated financial statements for the periods presented:

	Three months ended March 31,
	2010	2009
Average conversion rate from Euro to U.S. dollar	1.3856	1.3083
As shown in the table above, the average rate for the U.S. dollar in relation to the Euro during the first quarter of 2010 weakened by approximately 6% in comparison to the same period in 2009, resulting in a modestly positive impact on our results of operations in the current period from our Euro-denominated investments. However, the U.S. dollar has recently strengthened against the Euro, as the conversion rate at March 31, 2010 decreased approximately 6% to 1.3455 from 1.4333 at December 31, 2009. This recent strengthening had a modestly negative impact on our balance sheet at March 31, 2010. A significant decline in the value of the Euro could have a material negative impact on our future results and cash flows.
Results of Operations
We were formed in 2007 and have a limited operating history. The results of operations presented below for the three months ended March 31, 2010 are not expected to be representative of future results because we anticipate that our asset base will increase substantially as we continue to raise capital and invest the proceeds of our initial public offering. As our asset base increases, we expect that property-related revenues and expenses, as well as general and administrative expenses and other revenues and expenses, will increase.
We are dependent upon proceeds received from our initial public offering to conduct our proposed activities. The capital required to make investments will be obtained from the offering and from any mortgage indebtedness that we may incur in connection with our investment activity.
We own interests in consolidated ventures ranging from 49% to 70%, including our 55% interest in the New York Times Company transaction. Although we consolidate the results of operations of these ventures, because our effective ownership interests in these ventures are generally low, a significant portion of the results of operations from these ventures is reduced by our noncontrolling partners’ interests.
Our evaluation of the sources of lease revenues is as follows (in thousands):

	Three months ended March 31,
	2010	2009
Rental income	$8,412	$4,271
Interest income from direct financing leases	9,367	3,765

	$17,779	$8,036

CPA®:17 – Global 3/31/2010 10-Q — 22

The following table sets forth the net lease revenues (i.e., rental income and interest income from direct financing leases) that we earned from lease obligations through our direct ownership of real estate (in thousands):

	Three months ended March 31,
Lessee (Date Acquired or Placed in Service)	2010	2009
The New York Times Company (3/2009) (a)	$6,659	$1,850
LifeTime Fitness, Inc. (9/2008)	1,680	1,680
Eroski Sociedad Cooperativa (12/2009, 2/2010) (b)	1,398	—
Frontier Spinning Mills, Inc. (12/2008) (a)	1,118	1,109
US Oncology, Inc. (12/2009)	1,047	—
Actebis Peacock GmbH (7/2008) (a) (b)	1,008	949
Kronos Products, Inc. (3/2010)	995	—
Waldaschaff Automotive GmbH and Wagon Automotive Nagold GmbH (8/2008) (a) (b) (c)	729	1,047
Mori Seiki USA, Inc. (12/2009)	703	—
Laureate Education, Inc. (7/2008)	709	709
Sabre Communications Corporation and Cellxion, LLC (8/2008)	630	632
National Express Limited (12/2009) (b)	485	—
OBI Group Holding GmbH, OBI Holding GmbH and OBI AG (10/2009) (b)	294	—
Other	324	60

	$17,779	$8,036

(a)	These revenues are generated in consolidated ventures with our affiliates and include lease revenues applicable to noncontrolling interests totaling $4.0 million and $1.9 million for the three months ended March 31, 2010 and 2009, respectively.

(b)	Amounts are subject to fluctuations in foreign currency exchange rates.

(c)	In connection with entering in Administration, Wagon Automotive GmbH terminated its lease with us in May 2009 and a successor company, Waldaschaff Automotive GmbH, took over the business and has been paying rent to us, albeit at a significantly reduced rate, while new lease terms are being negotiated. In addition, in October 2009, we terminated the existing lease with another tenant, Wagon Automotive Nagold GmbH, and signed a new lease with this tenant on substantially the same terms.
In addition, we recognize income from two equity investments in real estate, of which lease revenues are a significant component. We own a 50% interest in a venture that leases properties to Berry Plastics and a 49% interest in a venture that leases properties to Tesco plc. The Berry Plastics venture earned total net lease revenues of $1.7 million for the three months ended March 31, 2010 and 2009. The Tesco venture, which we acquired in July 2009, earned total net lease revenues of $1.9 million for the three months ended March 31, 2010. Amounts provided are the total amounts attributable to the ventures and do not represent our proportionate share.
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
For the three months ended March 31, 2010 as compared to the same period in 2009, lease revenues increased by $9.7 million, substantially all of which was due to our investment activity during 2009 and 2010. Lease revenues from the New York Times transaction contributed $4.8 million of the increase in lease revenues, inclusive of amounts attributable to noncontrolling interests totaling $2.2 million.
Depreciation and Amortization
For the three months ended March 31, 2010 as compared to the same period in 2009, depreciation and amortization increased by $1.2 million as a result of investments we entered into during 2009 and 2010.

CPA®:17 – Global 3/31/2010 10-Q — 23

General and Administrative
For the three months ended March 31, 2010 as compared to the same period in 2009, general and administrative expense decreased by $0.3 million, primarily due to a reduction of $0.5 million in business development expenses, which consist primarily of costs incurred in connection with potential investments that ultimately were not consummated, partially offset by an increase in investor-related costs of $0.2 million as a result of the growth of our investor base.
Property Expenses
For the three months ended March 31, 2010 as compared to the same period in 2009, property expenses decreased by $0.2 million, primarily due to a net reduction in uncollected rent expense and property carrying costs of $0.7 million, which was partially offset by an increase in asset management fees payable to the advisor of $0.4 million. During the three months ended March 31, 2009, we recorded uncollected rent expense of $0.9 million related to two German tenants, Wagon Automotive GmbH and Wagon Automotive Nagold GmbH, both of which had then ceased making rent payments as a result of experiencing financial difficulties. The increase in asset management fees occurred as a result of investment activity during 2009 and 2010.
Income from Equity Investments in Real Estate
Income from equity investments in real estate represents our proportionate share of net income or loss (revenue less expenses) from investments entered into with affiliates or third parties in which we have a noncontrolling interest but exercise significant influence.
For the three months ended March 31, 2010 as compared to the same period in 2009, income from our equity investments in real estate did not fluctuate significantly. For the current year period, income from equity investments in real estate reflects the results of two ventures that lease property to Berry Plastics and Tesco. We acquired our interest in the Tesco venture in July 2009. For the prior year period, income from equity investments in real estate of $0.4 million relates solely to the Berry Plastics venture, which recognized a gain on extinguishment of debt of $6.5 million in connection with the repayment of its existing $39.0 million non-recourse mortgage at a discount for $32.5 million. Our share of the gain on extinguishment of debt was $3.2 million; however, our share of the gain was reduced by $2.9 million as a result of an other-than-temporary impairment charge that we recognized to reduce the carrying value of our investment to the estimated fair value of the venture’s underlying properties.
Other Income and (Expenses)
Other income and (expenses) generally consists of gains and losses on foreign currency transactions and derivative instruments. We and certain of our foreign consolidated subsidiaries have intercompany debt and/or advances that are not denominated in the entity’s functional currency. When the intercompany debt or accrued interest thereon is remeasured against the functional currency of the entity, a gain or loss may result. For intercompany transactions that are of a long-term investment nature, the gain or loss is recognized as a cumulative translation adjustment in OCL. We also recognize gains or losses on foreign currency transactions when we repatriate cash from our foreign investments. In addition, we have embedded credit derivatives for which realized and unrealized gains and losses are included in earnings. The timing and amount of such gains and losses cannot always be estimated and are subject to fluctuation.
For the three months ended March 31, 2010, we recognized net other income of less than $0.1 million as compared with net other expenses of $1.6 million during the three months ended March 31, 2009. During the prior year period, we recognized realized losses on foreign currency transactions of $1.7 million as a result of changes in foreign currency exchange rates on deposits that had been held for new investments but that were released to us because the transactions were not consummated.
Interest Expense
For the three months ended March 31, 2010 as compared to the same period in 2009, interest expense increased by $3.2 million, primarily as a result of mortgage financing obtained in connection with our investment activity during 2010 and 2009. During the second quarter of 2009, we obtained mortgage financing in connection with the New York Times transaction, which accounts for $1.5 million of the increase in interest expense, inclusive of amounts attributable to noncontrolling interests totaling $0.7 million.
Benefit from (Provision for) Income Taxes
For the three months ended March 31, 2010, we recognized a benefit from income taxes of $0.5 million as compared with a provision for income taxes of $0.2 million during the same period in 2009, primarily due to a reduction in estimated income taxes payable on our German investments. During the three months ended March 31, 2010, we revised our estimates of income taxes payable on our investments in Germany based on actual returns filed during the period.
Net Income Attributable to CPA®:17 — Global Shareholders
For the three months ended March 31, 2010 as compared to the same period in 2009, the resulting net income attributable to CPA®:17 — Global shareholders increased by $5.8 million.

CPA®:17 – Global 3/31/2010 10-Q — 24

Financial Condition
Sources and Uses of Cash During the Period
Our initial public offering will terminate in November 2010, unless it is extended. We expect to continue to invest the proceeds of the offering in a diversified portfolio of income-producing commercial properties and other real estate related assets. Once we have fully invested these proceeds, we expect that our primary source of operating cash flow will be cash flow from our net leases and other real estate related assets. We expect that these cash flows will fluctuate period to period due to a number of factors, which may include, among other things, the timing of purchases and sales of real estate, timing of proceeds from non-recourse mortgage loans and receipt of lease revenues, the advisor’s annual election to receive fees in restricted shares of our common stock or cash, changes in foreign currency exchange rates and the timing and characterization of distributions from equity investments in real estate. Despite this fluctuation, we believe our net leases and other real estate related assets will generate sufficient cash from operations and from equity distributions in excess of equity income in real estate to meet our short-term and long-term liquidity needs. However, until we have fully invested the proceeds of our initial public offering, we expect to use a portion of the offering proceeds to fund our operating activities (see Financing Activities below). Our sources and uses of cash during the period are described below.
Operating Activities
During three months ended March 31, 2010, we used cash flows provided by operating activities of $15.3 million to fund distributions to shareholders of $11.7 million, pay distributions of $2.4 million to affiliates who hold noncontrolling interests in various entities with us and make scheduled mortgage principal installments of $1.4 million. For 2010, the advisor has elected to continue to receive its asset management fees in restricted shares of our common stock, and as a result, we paid performance fees of $0.6 million through the issuance of restricted stock rather than in cash. See Adjusted Cash Flow from Operating Activities below for a discussion of how we use this non-GAAP financial measure to evaluate distributions to shareholders.
Investing Activities
Our investing activities are generally comprised of real estate related transactions (purchases and sales), payment of deferred acquisition fees to the advisor and capitalized property-related costs. During the three months ended March 31, 2010, we used $147.3 million to acquire four consolidated investments and to fund construction costs at a build-to-suit project that was placed into service during the period. In connection with this investment activity, we paid foreign value added taxes of $1.1 million, which we expect to recover in future periods. We received $7.0 million from the repayment of Federal Deposit Insurance Corporation guaranteed unsecured notes that matured during the period. Payments of deferred acquisition fees to the advisor totaled $1.1 million for the current period.
Financing Activities
In addition to paying distributions to shareholders and to affiliates that hold noncontrolling interests in various entities with us and making scheduled mortgage principal payments, our financing activities for the three months ended March 31, 2010 primarily consisted of the receipt of $130.1 million in net proceeds from our initial public offering and mortgage proceeds totaling $71.7 million related to investments completed in 2009 and 2010. In connection with this financing activity, we incurred deferred financing costs totaling $1.7 million. We used $1.0 million to repurchase our shares through a redemption plan that allows shareholders to sell shares back to us, subject to certain limitations as described below.
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
We maintain a quarterly redemption plan pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from shareholders seeking liquidity. We limit the number of shares we may redeem so that the shares we redeem in any quarter, together with the aggregate number of shares redeemed in the preceding three fiscal quarters, does not exceed a maximum of 5% of our total shares outstanding as of the last day of the immediately preceding quarter. In addition, our ability to effect redemptions is subject to our having available cash to do so. For the three months ended March 31, 2010, we received requests to redeem 105,869 shares of our common stock pursuant to our redemption plan, and we used $1.1 million to redeem these requests at a price per share of $9.30. We funded share redemptions during 2010 from the proceeds of the sale of shares of our common stock pursuant to our distribution reinvestment and share purchase plan.

CPA®:17 – Global 3/31/2010 10-Q — 25

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
Summary of Financing
The table below summarizes our non-recourse long-term debt (dollars in thousands):

	March 31, 2010	December 31, 2009
Balance
Fixed rate	$221,177	$154,754
Variable rate (a)	145,473	146,154

Total	$366,650	$300,908

Percent of total debt
Fixed rate	60%	51%
Variable rate (a)	40%	49%

	100%	100%

Weighted average interest rate at end of period
Fixed rate	6.8%	7.1%
Variable rate (a)	5.3%	5.3%

(a)	Variable rate debt at March 31, 2010 consisted of (i) $27.0 million that has been effectively converted to fixed rate debt through interest rate swap derivative instruments and (ii) $118.5 million that is subject to an interest rate cap, but for which the applicable interest rate was below the effective interest rate of the cap at March 31, 2010.
Cash Resources
At March 31, 2010, our cash resources consisted of cash and cash equivalents totaling $337.9 million, which includes the proceeds of our initial public offering. We currently expect to continue to raise funds through our initial public offering until November 2010, at which time the offering will terminate, unless it is extended. Of our total cash and cash equivalents at March 31, 2010, $11.8 million, at then-current exchange rates, was held in foreign bank accounts, and we could be subject to restrictions or significant costs should we decide to repatriate these amounts. We also had unleveraged properties that had an aggregate carrying value of $115.5 million, although given the recent volatility in the real estate financing markets, there can be no assurance that we would be able to obtain financing for these properties. Our cash resources can be used to fund future investments as well as for working capital needs and other commitments.
During 2009, we incurred other-than-temporary impairment charges related to our CMBS investments as a result of increased delinquencies in the portfolio and our expectation of future credit losses. While we have not yet experienced a reduction in cash flows from these investments, it is likely that we will do so in the future if the expected credit losses materialize. Our CMBS investments accounted for 3% of our total revenues for the three months ended March 31, 2010, and we anticipate that this percentage will decrease as we continue to invest the proceeds of our initial public offering.
Cash Requirements
During the next twelve months, we expect that cash payments will include paying distributions to shareholders and to our affiliates who hold noncontrolling interests in entities we control, making scheduled mortgage principal payments (neither we nor our venture partners have any balloon payments on our mortgage obligations until 2012), reimbursing the advisor for costs incurred on our behalf and paying normal recurring operating expenses. We expect to continue to use funds raised from our public offering to invest in new properties.

CPA®:17 – Global 3/31/2010 10-Q — 26

Off-Balance Sheet Arrangements and Contractual Obligations
The table below summarizes our off-balance sheet arrangements and contractual obligations at March 31, 2010 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 years
Non-recourse and limited-recourse debt — principal	$366,650	$6,056	$15,419	$122,253	$222,922
Deferred acquisition fees	9,791	5,243	4,548	—	—
Interest on borrowings and deferred acquisition fees	157,511	23,289	43,951	39,212	51,059
Operating and other lease commitments (a)	954	142	291	290	231

	$534,906	$34,730	$64,209	$161,755	$274,212

(a)	Operating and other lease commitments consist of our share of future minimum rents payable under an office cost-sharing agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities. Amounts under the cost-sharing agreement are allocated among the entities based on gross revenues and are adjusted quarterly. We anticipate that our share of future minimum lease payments will increase significantly as we continue to invest the proceeds of our offering.
Amounts in the table above related to our foreign operations are based on the exchange rate of the local currencies at March 31, 2010. At March 31, 2010, we had no material capital lease obligations for which we are the lessee, either individually or in the aggregate.
We have investments in unconsolidated ventures that own single-tenant properties net leased to corporations. All of the underlying investments are owned with our affiliates. Summarized financial information for these ventures and our ownership interest in the ventures at March 31, 2010 are presented below. Summarized financial information provided represents the total amount attributable to the ventures and does not represent our proportionate share (dollars in thousands):

	Ownership
	Interest at		Total Third
Lessee	March 31, 2010	Total Assets	Party Debt	Maturity Date
Berry Plastics	50%	$80,821	$29,000	3/2012
Tesco plc (a)	49%	94,776	46,837	6/2016

		$175,597	$75,837

(a)	Dollar amounts shown are based on the exchange rate of the Euro at March 31, 2010.
Subsequent Events
In April and May 2010, we entered into two international investments and one domestic investment at a total cost of approximately $153.0 million. In connection with our 2010 investment activity, in April and May 2010, we obtained non-recourse mortgage financing totaling $65.3 million, at a weighted average fixed annual interest rate and term of 6.7% and 10.2 years, respectively. Amounts are based on the exchange rate of the foreign currency at the date of acquisition or financing, as applicable.
Adjusted Cash Flow from Operating Activities
Adjusted cash flow from operating activities refers to our cash provided by operating activities, as determined in accordance with GAAP, adjusted primarily to reflect timing differences between the payment of certain liabilities and receipt of certain receivables in a period other than that in which the item is recognized, to add cash distributions that we receive from our investments in unconsolidated real estate joint ventures in excess of our equity investment in the joint ventures, and to subtract cash distributions that we make to our noncontrolling partners in real estate joint ventures that we consolidate. We hold a number of interests in real estate joint ventures, and we believe that adjusting our GAAP cash provided by operating activities to reflect these actual cash receipts and cash payments may give investors a more accurate picture of our actual cash flow than GAAP cash provided by operating activities alone and that it is a useful supplemental measure for investors to consider. We also believe that adjusted cash flow from operating activities is a useful supplemental measure for assessing the cash flow generated from our core operations, and we use this measure when evaluating distributions to shareholders. As we are still in our initial offering and investment stage, we also consider our expectations as to the yields that may be generated on existing investments and our acquisition pipeline when evaluating distributions to shareholders. Adjusted cash flow from operating activities should not be considered as an alternative to cash provided by operating activities computed on a GAAP basis as a measure of our liquidity. Adjusted cash flow from operating activities may not be comparable to similarly titled measures of other companies.

CPA®:17 – Global 3/31/2010 10-Q — 27

Adjusted cash flow from operating activities for the three months ended March 31, 2010 and 2009 is presented below (in thousands, except share amounts):

	Three months ended March 31,
	2010	2009
Cash flow provided by operating activities — as reported	$15,330	$3,475
Adjustments:
Distributions received from equity investments in real estate in excess of equity income, net (a)	332	—
Distributions paid to noncontrolling interests, net (b)	(2,394)	(873)
Changes in working capital (c)	(4,121)	(89)

Adjusted cash from operating activities	$9,147	$2,513

Distributions paid	$11,675	$4,507

Weighted average shares outstanding	87,261,461	38,152,272

(a)	To the extent we receive distributions in excess of equity income that we recognize, we include such amounts in our evaluation of cash flow from core operations.

(b)	Represents noncontrolling interests’ share of distributions made by ventures that we consolidate in our financial statements.

(c)	Timing differences arising from the payment of certain liabilities and the receipt of certain receivables in a period other than that in which the item is recognized in determining net income may distort the actual cash flow that our core operations generate. We adjust our GAAP cash flow provided by operating activities to record such amounts in the period in which the item was actually recognized.

CPA®:17 – Global 3/31/2010 10-Q — 28

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
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
We do not generally use derivative instruments to manage foreign currency exchange risk exposure and do not use derivative instruments to hedge credit/market risks or for speculative purposes.
Interest Rate Risk
The value of our real estate, related fixed rate debt obligations and CMBS investments is subject to fluctuation based on changes in interest rates. The value of our real estate is also subject to fluctuations based on local and regional economic conditions and changes in the creditworthiness of lessees, all of which may affect our ability to refinance property-level mortgage debt when balloon payments are scheduled. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions, and other factors beyond our control. An increase in interest rates would likely cause the value of our owned assets to decrease. Increases in interest rates may also have an impact on the credit profile of certain tenants.
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
Although we have not yet experienced any reductions in cash flows on our CMBS investments, we expect that we will experience credit losses and loan defaults on our CMBS investments. Such defaults could have an adverse effect on the spreads between interest earning assets and interest bearing liabilities. During the fourth quarter of 2009, we recognized other-than-temporary impairment charges totaling $17.1 million related to our CMBS investments, of which $15.1 related to expected credit losses and $1.5 million related to non-credit factors. At March 31, 2010, our CMBS investments had a carrying value of $3.8 million, which reflects the impact of these impairment charges (Note 7).
We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain non-recourse mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our venture partners may obtain variable rate mortgage loans and, as a result, may enter into interest rate swap agreements or interest rate cap agreements with lenders that effectively convert the variable rate debt service obligations of the loan to a fixed rate. Interest rate swaps are agreements in which a series of interest rate flows are exchanged over a specific period, and interest rate caps limit the effective borrowing rate of variable rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments designated as cash flow hedges on the forecasted interest payments on the debt obligation. The notional, or face, amount on which the swaps or caps are based is not exchanged. Our objective in using these derivatives is to limit our exposure to interest rate movements. At March 31, 2010, we estimate that the net fair value of our interest rate cap and interest rate swap, which are included in Other assets, net and Accounts payable, accrued expenses and other liabilities, respectively, in the consolidated financial statements, was $1.5 million, inclusive of amounts attributable to noncontrolling interests of $0.8 million (Note 9).
In connection with a German investment in August 2008, a venture in which we and an affiliate have 67% and 33% interests, respectively, and which we consolidate, obtained a participation right in an interest rate swap obtained by the lender of the non-recourse mortgage financing on the transaction. This participation right is deemed to be an embedded credit derivative. This derivative instrument had no fair value at March 31, 2010.

CPA®:17 – Global 3/31/2010 10-Q — 29

At March 31, 2010, all of our non-recourse debt either bore interest at fixed rates, was swapped to a fixed rate or was subject to an interest rate cap. The annual interest rates on our fixed rate debt at March 31, 2010 ranged from 4.5% to 8.0%. The annual interest rates on our variable rate debt at March 31, 2010 ranged from 5.0% to 6.6%. Our debt obligations are more fully described in Financial Condition in Item 2 above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at March 31, 2010 (in thousands):

	2010	2011	2012	2013	2014	Thereafter	Total	Fair value
Fixed rate debt	$2,339	$4,332	$4,687	$5,053	$5,612	$199,154	$221,177	$214,630
Variable rate debt	$2,162	$3,042	$3,176	$3,317	$108,776	$25,000	$145,473	$145,472
The estimated fair value of our fixed rate debt and our variable rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swap agreements is affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at March 31, 2010 by an aggregate increase of $11.1 million or an aggregate decrease of $10.3 million, respectively. This debt is generally not subject to short-term fluctuations in interest rates. Annual interest expense on our variable rate debt that does not bear interest at fixed rates at March 31, 2010 would increase or decrease by $1.2 million for each respective 1% change in annual interest rates.
Foreign Currency Exchange Rate Risk
We own international investments in the European Union, and as a result are exposed to foreign currency exchange rate movements in the Euro and to a lesser extent, the British Pound Sterling, which may affect future costs and cash flows. Although all of our foreign investments through the first quarter of 2010 were conducted in these currencies, we are likely to conduct business in other currencies in the future as we seek to invest funds from our offering internationally. We manage foreign currency exchange rate movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the same currency. We are generally a net receiver of these currencies (we receive more cash than we pay out), and therefore our foreign operations benefit from a weaker U.S. dollar, and are adversely affected by a stronger U.S. dollar, relative to the foreign currency. We recognized unrealized foreign currency transaction losses of less than $0.1 million and a de minimis amount of realized foreign currency transaction gains for the three months ended March 31, 2010. These gains and losses are included in Other income and (expenses) in the consolidated financial statements and were primarily due to changes in the value of the foreign currency on accrued interest receivable on notes receivable from consolidated subsidiaries.
Through the date of this Report, we had not entered into any foreign currency forward exchange contracts to hedge the effects of adverse fluctuations in foreign currency exchange rates. We have obtained non-recourse mortgage financing at fixed rates of interest in the local currency. To the extent that currency fluctuations increase or decrease rental revenues as translated to dollars, the change in debt service, as translated to dollars, will partially offset the effect of fluctuations in revenue, and, to some extent, mitigate the risk from changes in foreign currency rates.

Item 4.	Controls and Procedures
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
Our chief executive officer and acting chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures at March 31, 2010, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of March 31, 2010 at a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CPA®:17 – Global 3/31/2010 10-Q — 30

PART II

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
For the three months ended March 31, 2010, we issued 61,664 restricted shares of our common stock to the advisor as consideration for asset management fees. These shares were issued at $10.00 per share, which represents our initial offering price. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(2) of the Securities Act, the shares issued were deemed to be exempt from registration. In acquiring our shares, the advisor represented that such interests were being acquired by it for the purposes of investment and not with a view to the distribution thereof.
We intend to use the net proceeds of our offering to invest in a diversified portfolio of income-producing commercial properties and other real estate related assets. The use of proceeds from our offering of common stock, which commenced in December 2007 pursuant to a registration statement (No. 333-140842) that was declared effective in November 2007, is as follows at March 31, 2010 (in thousands except share amounts):

Shares registered	200,000,000
Aggregate price of offering amount registered	$2,000,000
Shares sold (a)	92,107,016
Aggregated offering price of amount sold	$920,310
Direct or indirect payments to directors, officers, general partners of the issuer or their associates; to persons owning ten percent or more of any class of equity securities of the issuer; and to affiliates of the issuer	(91,969)
Direct or indirect payments to others	(8,044)

Net offering proceeds to the issuer after deducting expenses	820,297
Purchases of real estate related assets	(416,120)

Temporary investments in cash and cash equivalents	$404,177

(a)	Excludes shares issued to affiliates, including our advisor, and shares issued pursuant to our distribution reinvestment and stock purchase plan.
Issuer Purchases of Equity Securities
The following table provides information with respect to repurchases of our common stock during the three months ended March 31, 2010:

Maximum number (or
			Total number of shares	approximate dollar value)
			purchased as part of	of shares that may yet be
	Total number of	Average price	publicly announced	purchased under the
2010 Period	shares purchased(a)	paid per share	plans or programs(a)	plans or programs(a)
January			N/A	N/A
February			N/A	N/A
March	105,869	$9.30	N/A	N/A

Total	105,869

(a)	Represents shares of our common stock purchased under our redemption plan, pursuant to which we may elect to redeem shares at the request of our shareholders who have held their shares for at least one year from the date of their issuance, subject to certain conditions and limitations. The maximum amount of shares purchasable by us in any period depends on a number of factors and is at the discretion of our board of directors. The redemption plan will terminate if and when our shares are listed on a national securities market.

CPA®:17 – Global 3/31/2010 10-Q — 31

Item 6.	Exhibits

Exhibit No.	Description	Method of Filing
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

CPA®:17 – Global 3/31/2010 10-Q — 32

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Corporate Property Associates 17 — Global Incorporated
Date 5/14/2010	By:	/s/ Mark J. DeCesaris
Mark J. DeCesaris
Managing Director and Acting Chief Financial Officer (Principal Financial Officer)

Date 5/14/2010	By:	/s/ Thomas J. Ridings, Jr.
Thomas J. Ridings, Jr.
Executive Director and Chief Accounting Officer (Principal Accounting Officer)

CPA®:17 – Global 3/31/2010 10-Q — 33

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

CPA®:17 – Global 3/31/2010 10-Q — 34