Form 10-Q
period 2010-09-30
Corporate Property Associates 17 - Global INC
filed 2010-11-15
CIK 1390213

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  _____  to  _____
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Registrant had 133,043,073 shares of common stock, $.001 par value, outstanding at November 5, 2010.

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
CPA®:17 Global 9/30/2010 10-Q — 1

PART I
Item 1. Financial Statements
CORPORATE PROPERTY ASSOCIATES 17 — GLOBAL INCORPORATED
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	September 30, 2010	December 31, 2009
Assets
Investments in real estate:
Real estate, at cost	$587,217	$326,507
Operating real estate, at cost	12,177	—
Accumulated depreciation	(13,360)	(5,957)

Net investments in properties	586,034	320,550
Net investments in direct financing leases	384,186	303,250
Real estate under construction	9,947	31,037
Equity investments in real estate	51,924	43,495

Net investments in real estate	1,032,091	698,332
Cash and cash equivalents	426,307	281,554
Intangible assets, net	114,665	46,666
Notes receivable	49,829	—
Other assets, net	42,030	41,320

Total assets	$1,664,922	$1,067,872

Liabilities and Equity
Liabilities:
Non-recourse and limited-recourse debt	$492,821	$300,908
Accounts payable, accrued expenses and other liabilities	11,280	4,533
Prepaid and deferred rental income	19,539	13,236
Due to affiliates	13,276	8,383
Distributions payable	18,847	11,675

Total liabilities	555,763	338,735

Commitments and contingencies (Note 11)
Equity:
CPA®:17 — Global shareholders’ equity:
Preferred stock, $0.001 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; 126,610,416 and 80,135,401 shares issued, respectively	127	82
Additional paid-in capital	1,133,012	718,057
Distributions in excess of accumulated earnings	(80,888)	(53,118)
Accumulated other comprehensive loss	(8,491)	(4,902)

	1,043,760	660,119
Less, treasury stock at cost, 690,968 and 248,833 shares, respectively	(6,426)	(2,314)

Total CPA®:17 — Global shareholders’ equity	1,037,334	657,805
Noncontrolling interests	71,825	71,332

Total equity	1,109,159	729,137

Total liabilities and equity	$1,664,922	$1,067,872

Note:  Substantially all our assets and liabilities are held through our operating partnership. See Note 2 for further information.
See Notes to Consolidated Financial Statements.
CPA®:17 Global 9/30/2010 10-Q — 2

CORPORATE PROPERTY ASSOCIATES 17 — GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenues
Rental income	$14,723	$4,452	$35,407	$13,185
Interest income from direct financing leases	9,991	8,311	29,592	20,515
Other real estate income	897	—	1,437	—
Interest income	964	690	1,999	2,046

	26,575	13,453	68,435	35,746

Expenses
Depreciation and amortization	(3,922)	(1,374)	(9,741)	(3,640)
General and administrative	(1,063)	(518)	(3,673)	(2,581)
Property expenses	(2,122)	425	(4,770)	(2,472)
Other real estate expenses	(526)	—	(833)	—

	(7,633)	(1,467)	(19,017)	(8,693)

Other Income and Expenses
Income from equity investments in real estate	794	399	1,312	1,122
Other income and (expenses)	1,128	(739)	1,622	(2,187)
Interest expense	(7,665)	(2,974)	(19,593)	(7,107)

	(5,743)	(3,314)	(16,659)	(8,172)

Income before income taxes	13,199	8,672	32,759	18,881
(Provision for) benefit from income taxes	(59)	(257)	292	(777)

Net Income	13,140	8,415	33,051	18,104

Less: Net income attributable to noncontrolling interests	(4,427)	(3,864)	(11,560)	(8,811)

Net Income Attributable to CPA®:17 — Global Shareholders	$8,713	$4,551	$21,491	$9,293

Earnings Per Share
Net income attributable to CPA®:17 — Global shareholders	$0.07	$0.08	$0.21	$0.19

Weighted Average Shares Outstanding	117,964,002	58,804,027	102,875,944	48,082,751

Distributions Declared Per Share	$0.1600	$0.1587	$0.4800	$0.4724

See Notes to Consolidated Financial Statements.
CPA®:17 Global 9/30/2010 10-Q — 3

CORPORATE PROPERTY ASSOCIATES 17 — GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net Income	$13,140	$8,415	$33,051	$18,104
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	27,498	2,305	22	2,599
Change in unrealized loss on derivative instruments	(1,538)	(701)	(5,276)	(673)

	25,960	1,604	(5,254)	1,926

Comprehensive income	39,100	10,019	27,797	20,030

Amounts Attributable to Noncontrolling Interests:
Net income	(4,427)	(3,864)	(11,560)	(8,811)
Foreign currency translation adjustments	(1,051)	(512)	501	(470)
Change in unrealized loss on derivative instruments	205	315	1,164	315

Comprehensive income attributable to noncontrolling interests	(5,273)	(4,061)	(9,895)	(8,966)

Comprehensive Income Attributable to CPA®:17 — Global Shareholders	$33,827	$5,958	$17,902	$11,064

See Notes to Consolidated Financial Statements.
CPA®:17 Global 9/30/2010 10-Q — 4

CORPORATE PROPERTY ASSOCIATES 17 — GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
For the nine months ended September 30, 2010 and the year ended December 31, 2009
(in thousands, except share amounts)

	CPA®:17 - Global Shareholders
				Distributions	Accumulated		Total
	Total		Additional	in Excess of	Other		CPA®:17 -
	Outstanding	Common	Paid-In	Accumulated	Comprehensive	Treasury	Global	Noncontrolling
	Shares	Stock	Capital	Earnings	Loss	Stock	Shareholders	Interests	Total
Balance at January 1, 2009	34,625,497	$35	$310,732	$(11,056)	$(2,288)	$	$297,423	$30,074	$327,497
Shares issued, net of offering costs	45,244,803	45	404,651				404,696		404,696
Shares issued to affiliates	265,101	2	2,674				2,676		2,676
Contributions from noncontrolling interests							—	103,364	103,364
Distributions declared ($0.6324 per share)				(34,361)			(34,361)		(34,361)
Distributions to noncontrolling interests								(71,946)	(71,946)
Net (loss) income				(7,701)			(7,701)	9,881	2,180
Other comprehensive loss:
Foreign currency translation adjustments					(848)		(848)	166	(682)
Change in unrealized loss on derivative instruments					(261)		(261)	(207)	(468)
Impairment loss on commercial mortgage-backed securities					(1,505)		(1,505)		(1,505)
Repurchase of shares	(248,833)					(2,314)	(2,314)		(2,314)

Balance at December 31, 2009	79,886,568	82	718,057	(53,118)	(4,902)	(2,314)	657,805	71,332	729,137

Shares issued, net of offering costs	46,163,609	44	411,841				411,885		411,885
Shares issued to affiliates	311,406	1	3,114				3,115		3,115
Distributions declared ($0.4800 per share)				(49,261)			(49,261)	(9,402)	(58,663)
Net income				21,491			21,491	11,560	33,051
Other comprehensive loss:
Foreign currency translation adjustments					523		523	(501)	22
Change in unrealized loss on derivative instruments					(4,112)		(4,112)	(1,164)	(5,276)
Repurchase of shares	(442,135)					(4,112)	(4,112)		(4,112)

Balance at September 30, 2010	125,919,448	$127	$1,133,012	$(80,888)	$(8,491)	$(6,426)	$1,037,334	$71,825	$1,109,159

See Notes to Consolidated Financial Statements.
CPA®:17 Global 9/30/2010 10-Q — 5

CORPORATE PROPERTY ASSOCIATES 17 — GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine months ended September 30,
	2010	2009
Cash Flows — Operating Activities
Net income	$33,051	$18,104
Adjustments to net income:
Depreciation and amortization, including intangible assets	9,933	3,467
Straight-line rent adjustments and amortization of rent-related intangibles	(3,040)	(2,341)
Income from equity investment in real estate in excess of distributions received	18	299
Issuance of shares to affiliate in satisfaction of fees due	3,115	1,930
Amortization of discount on commercial mortgage-backed securities	—	(489)
Realized (gain) loss on foreign currency transactions and other, net	(727)	2,502
Unrealized loss on foreign currency transactions	81	—
Increase in accounts receivable and prepaid expenses	(1,212)	(3,747)
Increase in accounts payable and accrued expenses	2,207	983
Increase in prepaid and deferred rental income	4,190	1,260
Increase in due to affiliates	2,327	206
Change in other operating assets and liabilities, net	(5,751)	559

Net cash provided by operating activities	44,192	22,733

Cash Flows — Investing Activities
Distributions received from equity investments in real estate in excess of equity income	2,102	1,936
Acquisitions of real estate and direct financing leases and other capital expenditures (a)	(393,220)	(274,049)
Proceeds from sale of real estate	1,690	—
Purchase of notes receivable	(50,133)	—
Contributions to equity investments in real estate (a)	(10,300)	(22,798)
VAT paid in connection with acquisitions in real estate	(33,846)	(2,618)
VAT refunded in connection with acquisitions in real estate	33,076
Proceeds from repayment of notes receivable	7,171	—
Funds for construction released from escrow	186	—
Funds for future investments placed in escrow	(52,482)	(85,022)
Funds for future investments released from escrow	52,482	75,934
Payment of deferred acquisition fees to an affiliate	(5,363)	(1,446)

Net cash used in investing activities	(448,637)	(308,063)

Cash Flows — Financing Activities
Distributions paid	(42,089)	(17,871)
Contributions from noncontrolling interests	—	103,363
Distributions to noncontrolling interests	(9,402)	(68,836)
Proceeds from mortgage notes payable	200,413	143,150
Scheduled payments of mortgage principal	(4,785)	(1,970)
Prepayment of mortgage notes payable	(1,888)	(1,222)
Payment of mortgage deposits, net of deposits refunded	(2,550)	(3,892)
Proceeds from issuance of shares, net of offering costs	411,855	273,763
Purchase of treasury stock	(4,112)	(1,340)

Net cash provided by financing activities	547,442	425,145

Change in Cash and Cash Equivalents During the Period
Effect of exchange rate changes on cash	1,756	(1,381)

Net increase in cash and cash equivalents	144,753	138,434
Cash and cash equivalents, beginning of period	281,554	161,569

Cash and cash equivalents, end of period	$426,307	$300,003

Noncash investing and financing activities:

(a)	The cost basis of real estate investments acquired during the nine months ended September 30, 2010 and 2009, including equity investments in real estate, also includes deferred acquisition fees payable of $8.8 million and $4.7 million, respectively.
See Notes to Consolidated Financial Statements.
CPA®:17 Global 9/30/2010 10-Q — 6

CORPORATE PROPERTY ASSOCIATES 17 — GLOBAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1. Organization and Offering
Organization
Corporate Property Associates 17 — Global Incorporated (together with its consolidated subsidiaries, “we”, “us” or “our”) is a publicly owned, non-listed real estate investment trust (“REIT”) that invests primarily in commercial properties leased to companies domestically and internationally. As a REIT, we are not subject to United States (“U.S.”) federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions and other factors. We earn revenue principally by leasing the properties we own to single corporate tenants, on a triple-net leased basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, contractual rent adjustments, tenant defaults and sales of properties. At September 30, 2010, our portfolio was comprised of our full or partial ownership interests in 91 fully occupied properties, substantially all of which were triple-net leased to 27 tenants, and totaled approximately 10 million square feet (on a pro rata basis). We were formed in 2007 and conduct substantially all of our investment activities and own all of our assets through our operating partnership, CPA:17 Limited Partnership. We are a general partner and a limited partner and own approximately a 99.985% capital interest in our operating partnership. W. P. Carey Holdings, LLC (“Carey Holdings”), a subsidiary of W. P. Carey & Co. LLC (“WPC”), holds a special general partner interest in the operating partnership. We refer to WPC, together with certain of its subsidiaries and Carey Holdings, as the “advisor.”
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
Public Offering
In November 2007, our registration statement on Form S-11 (File No. 333-140842), covering an initial public offering of up to 200,000,000 shares of common stock at $10.00 per share, was declared effective by the SEC under the Securities Act of 1933, as amended. The registration statement also covers the offering of up to 50,000,000 shares of common stock at $9.50 pursuant to our distribution reinvestment and stock purchase plan. Our shares are initially being offered on a “best efforts” basis by Carey Financial and selected other dealers. We commenced our initial public offering in late December 2007. Since inception through the date of this Report, we have raised a total of more than $1.2 billion.
In October 2010, we filed a registration statement with the SEC for a possible continuous public offering of up to $1.0 billion of common stock, which we currently expect will commence after our initial public offering terminates. We refer to the possible public offering as the “follow-on offering.” There can be no assurance that we will actually commence the follow-on offering or successfully sell the full number of shares registered. Our initial public offering will terminate on the earlier of the date on which the registration statement for the follow-on offering becomes effective or May 2, 2011.
We intend to use the net proceeds of these offerings to acquire, own and manage a portfolio of commercial properties leased to a diversified group of companies primarily on a single tenant net lease basis.
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
CPA®:17 Global 9/30/2010 10-Q — 7

Notes to Consolidated Financial Statements
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
In June 2009, the Financial Accounting Standards Board (“FASB”) issued amended guidance related to the consolidation of variable interest entities (“VIEs”). The amended guidance affects the overall consolidation analysis, changing the approach taken by companies in identifying which entities are VIEs and in determining which party is the primary beneficiary, and requires an enterprise to qualitatively assess the determination of the primary beneficiary of a VIE based on whether the entity (i) has the power to direct the activities that most significantly impact the economic performance of the VIE, and (ii) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The amended guidance changes the consideration of kick-out rights in determining if an entity is a VIE, which may cause certain additional entities to now be considered VIEs. Additionally, the guidance requires an ongoing reconsideration of the primary beneficiary and provides a framework for the events that trigger a reassessment of whether an entity is a VIE. We adopted this amended guidance on January 1, 2010, which did not require consolidation of any additional VIEs. The adoption of this amended guidance did not affect our financial position and results of operations.
In connection with the adoption of the amended guidance on the consolidation of VIEs, we performed an analysis of all of our subsidiary entities, including our venture entities with other parties, to determine whether they qualify as VIEs and whether they should be consolidated or accounted for as equity investments in an unconsolidated venture. As a result of our assessment to determine whether these entities are VIEs, we determined that CPA:17 Limited Partnership, our operating partnership, through which we conduct substantially all of our investment activities and own all of our assets, was deemed to be a VIE due to the decision-making rights of the advisor and the financial terms of the special general partner interest in the operating partnership. We also determined that our subsidiary that owns our interest in The New York Times Company venture was deemed to be a VIE, as the third party tenant that leases property from this entity has the right to repurchase the property during the term of its lease at a fixed price. At September 30, 2010 and December 31, 2009, this subsidiary had total assets of $434.7 million and $373.0 million, respectively, and total liabilities of $119.9 million and $121.7 million, respectively.
After making the determination that our New York Times venture subsidiary was a VIE, we performed an assessment as to which party would be considered the primary beneficiary of this entity and would be required to consolidate its balance sheet and results of operations. This assessment was based upon which party (i) had the power to direct activities that most significantly impact the entity’s economic performance and (ii) had the obligation to absorb the expected losses of or right to receive benefits from the VIE that could potentially be significant to the VIE. Based on our assessment, it was determined that we would continue to consolidate this VIE. Activities that we considered significant in our assessment included which entity had control over investment and financing decisions, management of day-to-day operations, and ability to sell the entity’s assets.
In May 2010, one of our subsidiaries acquired a hotel in Oregon (Note 4). We determined that this subsidiary was deemed to be a VIE as two partners in the venture do not have equity at risk but have exposure to expected losses and residual returns and one partner shares with us the power to direct some of the activities that are most significant to the subsidiary. After identifying the subsidiary as a VIE, we determined that we are deemed to be the primary beneficiary of this VIE as we have the power to direct the activities that are most significant to the subsidiary. At September 30, 2010, this subsidiary had total assets and liabilities of $13.1 million and $6.2 million, respectively.
In February 2010, the FASB issued further guidance, which provided a limited scope deferral for an interest in an entity that meets all of the following conditions: (a) the entity has all the attributes of an investment company as defined under AICPA Audit and Accounting Guide, Investment Companies, or does not have all the attributes of an investment company but is an entity for which it is acceptable based on industry practice to apply measurement principles that are consistent with the AICPA Audit and Accounting Guide, Investment Companies, (b) the reporting entity does not have explicit or implicit obligations to fund any losses of the entity that could potentially be significant to the entity, and (c) the entity is not a securitization entity, asset-based financing entity or an entity that was formerly considered a qualifying special-purpose entity. We evaluated our involvement with our operating partnership and concluded that all three of the above conditions were met for the limited scope deferral to apply. Accordingly, we continued to perform our consolidation analysis for the operating partnership in accordance with previously issued guidance on VIEs. We have concluded that we should consolidate our operating partnership based on our obligation to absorb the majority of the expected losses of our operating partnership.
CPA®:17 Global 9/30/2010 10-Q — 8

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

	September 30, 2010	December 31, 2009
Assets:
Cash and cash equivalents not attributable to consolidated VIE	$7,382	$61
Other assets, net not attributable to consolidated VIE	3,218	4,307

Total assets not attributable to consolidated VIE	$10,600	$4,368

Liabilities:
Due to affiliates not attributable to consolidated VIE	$(629)	$(170)
Distributions payable not attributable to consolidated VIE	(18,847)	(11,675)

Total liabilities not attributable to consolidated VIE	$(19,476)	$(11,845)

Because we generally utilize non-recourse debt, our maximum exposure to the operating partnership is limited to the equity we have in the operating partnership. We have not provided financial or other support to the operating partnership, and there were no guarantees or other commitments from third parties that would affect the value of or risk related to our interest in this entity.
Acquisition Costs
In accordance with the FASB’s revised guidance for business combinations, which we adopted on January 1, 2009, we immediately expense all acquisition costs and fees associated with transactions deemed to be business combinations, but we capitalize these costs for transactions deemed to be acquisitions of an asset. To the extent we make investments that are deemed to be business combinations, our results of operations will be negatively impacted by the immediate expensing of acquisition costs and fees incurred in accordance with the revised guidance, whereas in the past such costs and fees would generally have been capitalized and allocated to the cost basis of the acquisition. Subsequent to the acquisition, there will be a positive impact on our results of operations through a reduction in depreciation expense over the estimated life of the properties. Generally, we do not acquire investments that are deemed to be business combinations, but in May 2010, we purchased the fee interest in an existing hotel with no third-party lessee. As this acquisition was deemed a business combination, we expensed the related acquisition costs and fees of $0.8 million, which are included in General and administrative expenses in the consolidated financial statements. During the nine months ended September 30, 2010 and 2009, we capitalized acquisition costs and fees of $22.4 million and $14.5 million, respectively, in connection with our investment activity. Costs and fees capitalized for the nine months ended September 30, 2009 are inclusive of amounts attributable to noncontrolling interests of $2.9 million.
Information about International Geographic Areas
At September 30, 2010, our international investments were comprised of investments in Europe. Revenues from these investments totaled $7.9 million and $1.9 million for the three months ended September 30, 2010 and 2009, respectively, and $18.5 million and $6.1 million for the nine months ended September 30, 2010 and 2009, respectively. Internationally, our net investments in real estate totaled $374.0 million and $191.7 million at September 30, 2010 and December 31, 2009, respectively.
Note 3. Agreements and Transactions with Related Parties
We have an advisory agreement with the advisor whereby the advisor performs certain services for us for a fee. The agreement that is currently in effect was recently renewed for an additional year pursuant to its terms effective October 1, 2010Under the terms of this agreement, the advisor structures and negotiates the purchase and sale of investments and debt placement transactions for us, for which we pay the advisor structuring and subordinated disposition fees, and manages our day-to-day operations, for which we pay the advisor asset management fees and certain cash distributions. In addition, we reimburse the advisor for organization and offering costs incurred in connection with our offering and for certain administrative duties performed on our behalf. We also have certain agreements with joint ventures. These transactions are described below.
CPA®:17 Global 9/30/2010 10-Q — 9

Notes to Consolidated Financial Statements
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
We incurred current acquisition fees of $0.3 million and $1.8 million, respectively, and deferred acquisition fees of $0.3 million and $1.4 million, respectively, for the three months ended September 30, 2010 and 2009. We incurred current acquisition fees of $11.3 million and $5.8 million, respectively, and deferred acquisition fees of $9.1 million and $4.7 million, respectively, for the nine months ended September 30, 2010 and 2009. We made payments of deferred acquisition fees to the advisor totaling $2.2 million and $0.2 million during the three months ended September 30, 2010 and 2009, respectively, and $5.4 million and $1.4 million during the nine months ended September 30, 2010 and 2009, respectively. Unpaid installments of deferred acquisition fees totaled $11.6 million and $7.9 million at September 30, 2010 and December 31, 2009, respectively, and are included in Due to affiliates in the consolidated financial statements.
The advisor may also receive subordinated disposition fees of up to 3% of the contract sales price of an investment for services provided in connection with a disposition; however, payment of such fees is subordinated to a preferred return. We have not disposed of any investments at September 30, 2010 for which we incurred subordinated disposition fees.
Asset Management Fee and Cash Distributions
We pay the advisor an annual asset management fee ranging from 0.5% of average market value for long-term net leases and certain other types of real estate investments to 1.75% of average equity value for certain types of securities. The asset management fee is payable in cash or restricted shares of our common stock at the option of the advisor. If the advisor elects to receive all or a portion of its fees in restricted shares, the number of restricted shares issued is determined by dividing the dollar amount of fees by our most recently published estimated net asset value per share as approved by our board of directors, which was our $10.00 offering price at September 30, 2010. For 2010 and 2009, the advisor elected to receive its asset management fees in restricted shares. We incurred asset management fees of $1.4 million and $0.6 million during the three months ended September 30, 2010 and 2009, respectively, and $3.6 million and $1.7 million during the nine months ended September 30, 2010 and 2009, respectively. At September 30, 2010, the advisor owned 653,291 restricted shares (less than 1%) of our common stock.
We also pay the advisor up to 10% of distributions of available cash of the operating partnership, depending on the type of investments we own. We made distributions to the advisor of $1.7 million during the three months ended September 30, 2010 and $3.4 million and $0.6 million during the nine months ended September 30, 2010 and 2009, respectively. No such distributions were made during the three months ended September 30, 2009.
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
CPA®:17 Global 9/30/2010 10-Q — 10

Notes to Consolidated Financial Statements
The total costs paid by the advisor and its affiliates in connection with the organization and offering of our securities were $11.5 million from inception through September 30, 2010, of which $10.7 million had been reimbursed as of September 30, 2010. Unpaid costs are included in Due to affiliates in the consolidated financial statements. During the offering period, we accrue costs incurred in connection with the raising of capital as deferred offering costs. Upon receipt of offering proceeds and reimbursement to the advisor for costs incurred, we charge the deferred costs to equity. Such reimbursements will not exceed regulatory cost limitations as described above.
Other Expenses
We reimburse the advisor for various expenses it incurs in the course of providing services to us. We reimburse certain third-party expenses paid by the advisor on our behalf, including property-specific costs, professional fees, office expenses and business development expenses. In addition, we reimburse the advisor for the allocated costs of personnel and overhead in providing management of our day-to-day operations, including accounting services, shareholder services, corporate management, and property management and operations. We do not reimburse the advisor for the cost of personnel if these personnel provide services for transactions for which the advisor receives a transaction fee, such as acquisitions, dispositions and refinancings. We incurred personnel reimbursements of $0.2 million and $0.1 million for the three months ended September 30, 2010 and 2009, respectively, and $0.6 million and $0.2 million for the nine months ended September 30, 2010 and 2009, respectively, all of which are included in General and administrative expenses in the consolidated financial statements.
Joint Ventures and Other Transactions with Affiliates
Together with certain affiliates, we participate in an entity that leases office space used for the administration of real estate entities. This entity does not have any significant assets, liabilities or operations other than its interest in the office lease. Under the terms of an office cost-sharing agreement among the participants in this entity, rental, occupancy and leasehold improvement costs are allocated among the participants based on gross revenues and are adjusted quarterly. Our share of expenses incurred was approximately $0.1 million for each of the three and nine month periods ended September 30, 2010 and 2009. Based on current gross revenues, our current share of future minimum lease payments under this agreement would be $0.2 million annually through 2016; however, we anticipate that our share of future annual minimum lease payments will increase significantly as we continue to invest the proceeds of our offering.
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
Note 4. Net Investments in Properties
Net Investments in Properties
Net investments in properties, which consists of land and buildings leased to others, at cost, and accounted for as operating leases, is summarized as follows (in thousands):

	September 30, 2010	December 31, 2009
Land	$180,503	$62,597
Buildings	418,527	263,910
Furniture, Fixtures & Equipment	364	—
Less: Accumulated depreciation	(13,360)	(5,957)

	$586,034	$320,550

Amounts below are based upon the applicable exchange rate of the foreign currency at the date of acquisition where appropriate.
Acquisitions of Real Estate
During the nine months ended September 30, 2010, we entered into the following investments, which were classified as operating leases, at a total cost of $330.4 million, including net lease intangible assets totaling $68.8 million (see Other below):
•	six domestic investments totaling $140.0 million. We recorded an additional $22.6 million related to two of these investments as net investments in direct financing leases (Note 5);
•	one investment in Croatia for $101.5 million primarily denominated in Euro;
•	two investments in Spain aggregating $76.8 million denominated in Euro and representing follow-on transactions to an investment that we completed in the fourth quarter of 2009; and
•	one investment in the United Kingdom for $12.1 million denominated in British Pound Sterling. We classified an additional $24.5 million of this investment as net investments in direct financing leases (Note 5).
CPA®:17 Global 9/30/2010 10-Q — 11

Notes to Consolidated Financial Statements
In connection with these investments, which we deemed to be real estate asset acquisitions under current authoritative accounting guidance, we capitalized acquisition-related costs and fees totaling $16.6 million.
Real Estate Under Construction
In May and August 2010, we entered into two build-to-suit projects located in the U.S. and Poland, respectively, for a total cost of up to $52.1 million, based on estimated construction costs and, as applicable, the exchange rate of the Euro at the date of acquisition. In connection with these investments, which were deemed to be real estate acquisitions under current authoritative accounting guidance, we capitalized acquisition-related costs and fees totaling $2.8 million. Costs incurred and capitalized on these projects through September 30, 2010 totaled $9.9 million and have been included as Real estate under construction in the consolidated balance sheet. As of September 30, 2010, these investments have not yet been placed into service.
At December 31, 2009, Real estate under construction consisted of $31.0 million in costs incurred and/or capitalized on a domestic build-to-suit project. In January 2010, after the project was completed and placed into service, we reclassified the balance in Real estate under construction to Net investment in direct financing leases.
Operating Real Estate, net
In May 2010, we acquired a 106-suite select service hotel in Hillsboro, Oregon. We purchased the fee interest in the hotel with no third-party lessee. We have been granted a franchise license agreement to operate the property as a SpringHill Suites by Marriott. The hotel is managed by third parties, who receive management fees and a performance-based carried interest in the property. The total cost of acquiring the property, including acquisition fees and expenses, was $14.6 million, including a $1.2 million commitment to fund property improvements. As this acquisition was deemed a business combination, we expensed the acquisition-related costs and fees of $0.8 million, which are included in General and administrative expenses in the consolidated financial statements. In connection with this acquisition, we assumed the seller’s limited recourse mortgage loan with a principal balance of approximately $5.9 million at the date of closing. The loan has a fixed annual interest rate of 6.58% and matures in September 2016.
Other
In connection with our acquisition of properties, we have recorded net lease intangibles of $109.9 million, including $68.8 million of net lease intangibles acquired in connection with our investment activity during the nine months ended September 30, 2010. These intangible assets and liabilities are being amortized over periods ranging from 6 years to 40 years. Amortization of below-market and above-market rent intangibles is recorded as an adjustment to Lease revenues in the consolidated financial statements, while amortization of in-place lease and tenant relationship intangibles is included in Depreciation and amortization and below-market rent intangibles are included in Prepaid and deferred rental income and security deposits. Net amortization of intangibles, including the effect of foreign currency translation, was $1.2 million and $0.2 million for the three months ended September 30, 2010 and 2009, respectively, and $3.1 million and $0.6 million for the nine months ended September 30, 2010 and 2009, respectively.
In July 2010, we purchased for $50.1 million a participation in the limited-recourse mortgage loan outstanding related to our New York Times venture, which had a balance of $117.7 million on that date. The financing bears interest at an annual interest rate of LIBOR plus 4.8%, with a minimum rate of 4.8% and a maximum rate that has been capped at 8.8% through the use of an interest rate cap designated as a cash flow hedge and matures in September 2014. Our participation has substantially the same terms as the original loan and provides for an annual variable rate of return of 4.75% plus 3 month LIBOR. At September 30, 2010, the resulting note receivable had a balance of $49.8 million, which is included in Notes receivable on the balance sheet. The balance of the non-recourse mortgage loan outstanding related to our New York Times venture was $117.3 million at September 30, 2010.
Note 5. Net Investment in Direct Financing Leases
During the nine months ended September 30, 2010, we entered into net lease financing transactions in the U.S. and the United Kingdom for $22.6 million and $24.5 million, respectively. In connection with these investments, which were deemed to be real estate asset acquisitions under current authoritative accounting guidance, we capitalized acquisition-related costs and fees totaling $3.0 million. We recorded an additional $63.8 million and $12.1 million related to our U.S. and United Kingdom investments, respectively, as operating leases (Note 4).
CPA®:17 Global 9/30/2010 10-Q — 12

Notes to Consolidated Financial Statements
In March 2009, an entity in which we, our affiliate, Corporate Property Associates 16 — Global Incorporated (“CPA®:16 — Global”), and our advisor hold 55%, 27.25% and 17.75% interests, respectively, completed a net lease financing transaction with respect to a leasehold condominium interest, encompassing approximately 750,000 rentable square feet, in the office headquarters of The New York Times Company for approximately $233.7 million, inclusive of amounts attributable to noncontrolling interests of $104.1 million and acquisition fees payable to the advisor. The lease has an initial term of 15 years and provides the tenant with one 10-year renewal option and two additional five-year renewal options. In the tenth year of the initial term of the lease, The New York Times Company has an option to purchase the building for approximately $250.0 million. This purchase option, together with the other terms of the net lease and related transaction documents, allows the transaction to be accounted for as a direct financing lease for financial reporting purposes. In connection with this investment, which was deemed to be a real estate asset acquisition under current authoritative accounting guidance, we capitalized acquisition-related costs and fees totaling $8.7 million, inclusive of amounts attributable to noncontrolling interests of $2.9 million.
Note 6. Equity Investments in Real Estate
We own interests in single-tenant net leased properties leased to corporations through noncontrolling interests in (i) partnerships and limited liability companies that we do not control but over which we exercise significant influence, and (ii) tenants-in-common subject to common control. Generally, the underlying investments are jointly owned with affiliates. We account for these investments under the equity method of accounting (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus contributions and other adjustments required by equity method accounting, such as basis differences from other-than-temporary impairments).
The following table sets forth our ownership interests in our equity investments in real estate and their respective carrying values. The carrying value of these ventures is affected by the timing and nature of distributions (dollars in thousands):

	Ownership
	Interest at	Carrying Value at
Lessee	September 30, 2010	September 30, 2010	December 31, 2009
Berry Plastics Corporation (a)	50%	$20,647	$21,414
Tesco plc (b)	49%	20,161	22,081
Eroski Sociedad Cooperativa — Mallorca (b) (c)	30%	11,116	—

		$51,924	$43,495

(a)	In February 2009, this venture repaid its $39.0 million outstanding non-recourse financing at a discount for $32.5 million and recognized a corresponding gain of $6.5 million. Our $3.2 million share of the gain was reduced by $2.9 million as a result of an other-than-temporary impairment charge recognized to reduce the carrying value of our investment to the estimated fair value of the venture’s underlying properties (Note 8).

(b)	The carrying value of this investment is affected by the impact of fluctuations in the exchange rate of the Euro.

(c)	We acquired our interest in this investment in June 2010.
The following tables present combined summarized financial information of our venture properties. Amounts provided are the total amounts attributable to the venture properties and do not represent our proportionate share (in thousands):

	September 30, 2010	December 31, 2009
Assets	$209,024	$181,600
Liabilities	(81,986)	(84,522)

Partners’/members’ equity	$127,038	$97,078

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenue	$4,435	$3,157	$11,717	$6,480
Expenses	(2,849)	(2,435)	(9,382)	(5,133)
Gain on extinguishment of debt	—	—	—	6,512

Net income	$1,586	$722	$2,335	$7,859

CPA®:17 Global 9/30/2010 10-Q — 13

Notes to Consolidated Financial Statements
We recognized income from equity investments in real estate of $0.8 million and $0.4 million for the three months ended September 30, 2010 and 2009, respectively, and $1.3 million and $1.1 million for the nine months ended September 30, 2010 and 2009, respectively. Income from equity investments in real estate represents our proportionate share of the income or loss of the ventures as well as certain depreciation and amortization adjustments related to other-than-temporary impairment charges.
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
At the date of acquisition, the $20.0 million cost of the five CMBS pools represented a $13.3 million discount to their $33.3 million face value. This discount was accreted into Interest income on an effective yield method, adjusted for actual prepayment activity over the average life of the related securities as a yield adjustment, and therefore we accreted $0.7 million and $2.0 million into Interest income for the three and nine months ended September 30, 2009, respectively. During the fourth quarter of 2009, we determined that our CMBS investments were other-than-temporarily impaired and recognized impairment charges totaling $17.1 million to reduce the cost basis of these investments to their estimated fair values, of which $15.6 million was related to credit factors and was recognized in earnings and $1.5 million was related to non-credit factors and was recognized in Other comprehensive loss in equity. We will accrete the difference between the new cost basis of the CMBS investments and cash flows expected to be collected to Interest income over the remaining expected lives of the securities. Following the recognition of the impairment charges during the fourth quarter of 2009, the carrying value of the CMBS investments at September 30, 2010 was equal to the amount of cash flows we expect to collect, and therefore no amounts were accreted into income during the three and nine months ended September 30, 2010.
The following is a summary of our securities held to maturity, which consisted entirely of CMBS at September 30, 2010 (in thousands):

Description	Face Value	Amortized Cost	Unrealized Gain	Estimated Fair Value
CMBS	$33,284	$3,803	$1,572	$5,375
The following is a summary of the underlying credit ratings of our CMBS investments at September 30, 2010 (in thousands):

Rating (a)	Amortized Cost
B	$1,745
B+	1,301
BB-	757

$3,803

(a)	Ratings are those of Standard & Poor’s Ratings Services, a division of The McGraw-Hill Companies, Inc.
Note 8. Fair Value Measurements
Under current authoritative accounting guidance for fair value measurements, the fair value of an asset is defined as the exit price, which is the amount that would either be received when an asset is sold or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance establishes a three-tier fair value hierarchy based on the inputs used in measuring fair value. These tiers are: Level 1, for which quoted market prices for identical instruments are available in active markets, such as money market funds, equity securities and U.S. Treasury securities; Level 2, for which there are inputs other than quoted prices included within Level 1 that are observable for the instrument, such as certain derivative instruments including interest rate caps and swaps; and Level 3, for which little or no market data exists, therefore requiring us to develop our own assumptions, such as certain securities.
CPA®:17 Global 9/30/2010 10-Q — 14

Notes to Consolidated Financial Statements
Items Measured at Fair Value on a Recurring Basis
The following tables set forth our assets and liabilities that were accounted for at fair value on a recurring basis at September 30, 2010 and December 31, 2009 (in thousands):

		Fair Value Measurements at September 30, 2010 Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$358,331	$358,331	$—	$—
Derivative assets	386	—	386	—

	$358,717	$358,331	$386	$—

Liabilities:
Derivative liabilities	$(2,720)	$—	$(2,720)	$—

		Fair Value Measurements at December 31, 2009 Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$278,566	$278,566	$—	$—
Derivative assets	2,985	—	2,985	—

	$281,551	$278,566	$2,985	$—

Liabilities:
Derivative liabilities	$(20)	$—	$(20)	$—

Assets and liabilities presented above exclude assets and liabilities owned by unconsolidated ventures.
Our financial instruments had the following carrying values and fair values as of the dates shown (in thousands):

	September 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	$492,821	$497,634	$300,908	$291,737
CMBS (a)	3,803	5,375	3,818	3,818

(a)	Carrying value represents historical cost, inclusive of impairment charges recognized during 2009 (Note 7).
We determined the estimated fair value of our debt instruments using a discounted cash flow model with rates that take into account the credit of the tenants and interest rate risk. We estimated that our other financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values at both September 30, 2010 and December 31, 2009.
Items Measured at Fair Value on a Non-Recurring Basis
We perform a quarterly assessment, when required, of the value of certain of our real estate investments in accordance with current authoritative accounting guidance. As part of that assessment, we determined the valuation of these assets using widely accepted valuation techniques, including expected discounted cash flows or an income capitalization approach which considers prevailing market capitalization rates. We reviewed each investment based on the highest and best use of the investment and market participation assumptions. We determined that the significant inputs used to value these investments fall within Level 3. We did not recognize any impairment charges during the nine months ended September 30, 2010. The valuation of real estate is subject to significant judgment and actual results may differ materially if market conditions or the underlying assumptions change.
CPA®:17 Global 9/30/2010 10-Q — 15

Notes to Consolidated Financial Statements
During the nine months ended September 30, 2009, we recorded an other-than-temporary impairment charge as a reduction to Income from equity investments in real estate of $2.9 million related to our Berry Plastics venture that had a fair value measurement of $24.2 million following the recognition of an impairment charge. We measured this impairment charge using unobservable inputs (Level 3). None of our nonfinancial assets or liabilities were measured on a fair value basis for the nine months ended September 30, 2010.
Note 9. Risk Management and Use of Derivative Financial Instruments
Risk Management
In the normal course of our ongoing business operations, we encounter economic risk. There are three main components of economic risk: interest rate risk, credit risk and market risk. We are subject to interest rate risk on our interest-bearing liabilities and our CMBS investments. Credit risk is the risk of default on our operations and tenants’ inability or unwillingness to make contractually required payments. Market risk includes changes in the value of the properties and related loans as well as changes in the value of our CMBS investments due to changes in interest rates or other market factors. In addition, we own investments in Europe and are subject to the risks associated with changing foreign currency exchange rates.
Commercial Mortgage-Backed Securities
We own CMBS that are fully collateralized by a portfolio of commercial real estate mortgages or commercial mortgage-related securities to the extent consistent with the requirements for qualification as a REIT. CMBS are instruments that directly or indirectly represent a participation in, or are secured by and payable from, one or more mortgage loans secured by commercial real estate. In most cases, CMBS distribute principal and interest payments on the mortgage loans to investors. Interest rates on these instruments can be fixed or variable. Some classes of CMBS may be entitled to receive mortgage loan prepayments before other classes do. Therefore, the prepayment risk for a particular instrument may be different than for other CMBS. The value of our CMBS investments is also subject to fluctuation based on changes in interest rates, economic conditions and the creditworthiness of lessees at the mortgaged properties. The carrying value of our CMBS at September 30, 2010 reflects the impact of other-than-temporary impairment charges of $17.1 million recognized during the fourth quarter of 2009 to reduce the carrying value of our CMBS investments to their estimated fair values (Note 7). At September 30, 2010, our CMBS investments did not comprise a significant portion of our real-estate related assets.
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
CPA®:17 Global 9/30/2010 10-Q — 16

Notes to Consolidated Financial Statements
The following table sets forth certain information regarding our derivative instruments at September 30, 2010 and December 31, 2009 (in thousands):

		Derivatives Fair Value at
Derivatives Designated as Hedging Instruments	Balance Sheet Location	September 30, 2010	December 31, 2009
Interest rate cap	Other assets	$386	$2,985
Interest rate swaps	Other liabilities	(2,720)	(20)

		$(2,334)	$2,965

At September 30, 2010 and December 31, 2009, we also had an embedded credit derivative that is not designated as a hedging instrument. This instrument had a fair value of $0 at both September 30, 2010 and December 31, 2009.
The following tables present the impact of derivative instruments on the consolidated financial statements (in thousands):

	Amount of Loss Recognized		Amount of Loss Recognized
	in OCI on Derivatives		in OCI on Derivatives
	(Effective Portion)		(Effective Portion)
	Three months ended September 30,		Nine months ended September 30,
Derivatives in Cash Flow Hedging Relationships	2010	2009	2010	2009
Interest rate cap (a)	$(456)	$(700)	$(2,600)	$(700)
Interest rate swaps	(1,082)	—	(2,676)	—

Total	$(1,538)	$(700)	$(5,276)	$(700)

(a)	Includes losses attributable to noncontrolling interests totaling $0.2 million and $0.3 million for the three months ended September 30, 2010 and 2009, respectively, and $1.2 million and $0.3 million for the nine months ended September 30, 2010 and 2009, respectively.
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
CPA®:17 Global 9/30/2010 10-Q — 17

Notes to Consolidated Financial Statements
The interest rate swaps and interest rate cap derivative instruments that we had outstanding at September 30, 2010 were designated as cash flow hedges and are summarized as follows (dollars in thousands):

		Notional	Effective	Effective	Expiration	Fair Value at
	Type	Amount	Interest Rate	Date	Date	September 30, 2010
3-Month LIBOR	Interest rate cap (a)	$117,317	8.8%	8/2009	8/2014	$386
3-Month LIBOR	“Pay-fixed” swap	26,724	3.7%	1/2010	12/2019	(2,497)
3-Month Euribor	“Pay-fixed” swap	8,331	2.6%	7/2010	11/2017	(223)

						$(2,334)

(a)	The applicable interest rate of the related debt was 5.1%, which was below the effective interest rate of the cap at September 30, 2010. Inclusive of noncontrolling interests in the notional amount and fair value of the swap of $52.8 million and $0.2 million, respectively.
An unconsolidated venture that leases properties to Berry Plastics, and in which we hold a 50% ownership interest, had a non-recourse mortgage loan with a total carrying value of $29.0 million at both September 30, 2010 and December 31, 2009. In May 2010, the venture refinanced this loan, replacing a variable rate loan and a related interest rate cap with a ten-year fixed-rate loan bearing interest at an annual rate of 5.9%. The new loan includes a scheduled balloon payment of $21.0 million in June 2020. In connection with the refinancing, the existing interest rate cap that had been designated as a hedge against the loan is no longer designated as a hedge and the related unrealized loss of less than $0.1 million included in Equity was expensed. The interest rate cap had an estimated total fair value of less than $0.1 million at December 31, 2009. No gains or losses were recognized related to this instrument during the nine months ended September 30, 2009. Amounts provided represent the entire amount attributable to the venture, not our proportionate share.
Embedded Credit Derivative
In connection with a venture in Germany in which we and an affiliate have 67% and 33% interests, respectively, and which we consolidate, the venture obtained non-recourse mortgage financing for which the interest rate has both fixed and variable components. In connection with providing the financing, the lender entered into an interest rate swap agreement on its own behalf through which the fixed interest rate component on the financing was converted into a variable interest rate instrument. Through the venture, we have the right, at our sole discretion, to prepay this debt at any time and to participate in any realized gain or loss on the interest rate swap at that time. This participation right is deemed to be an embedded credit derivative. The derivative had an estimated fair value of $0 at both September 30, 2010 and December 31, 2009. This derivative did not generate gains or losses during the three and nine month periods ended September 30, 2010 and 2009.
Other
Amounts reported in OCI in Equity related to derivatives will be reclassified to interest expense as interest payments are made on our variable rate debt. At September 30, 2010, we estimate that $1.3 million, inclusive of amounts attributable to noncontrolling interests of $0.1 million, will be reclassified as interest expense during the next twelve months.
We have agreements with some of our derivative counterparties that contain certain credit contingent provisions that could result in a declaration of default against us regarding our derivative obligations if we either default or are capable of being declared in default on certain of our indebtedness. At September 30, 2010, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives that were in a net liability position was $2.7 million and less than $0.1 million at September 30, 2010 and December 31, 2009, respectively, which excludes accrued interest but includes any adjustment for nonperformance risk. If we had breached any of these provisions at September 30, 2010 or December 31, 2009, we could have been required to settle our obligations under these agreements at their termination value of $3.3 million or less than $0.1 million, respectively.
Portfolio Concentration Risk
Concentrations of credit risk arise when a group of tenants is engaged in similar business activities or is subject to similar economic risks or conditions that could cause them to default on their lease obligations to us. We regularly monitor our portfolio to assess potential concentrations of credit risk. Our portfolio contains concentrations in excess of 10% of current contractual annualized lease revenues in certain areas, as described below. The percentages in the paragraph below represent our directly-owned real estate properties and do not include the pro rata shares of our equity investments.
CPA®:17 Global 9/30/2010 10-Q — 18

Notes to Consolidated Financial Statements
At September 30, 2010, the majority of our directly-owned real estate properties were located in the U.S. (66%), with New York (25%) representing the only significant domestic concentration based on percentage of our annualized contractual minimum base rent for the third quarter of 2010. All of our directly-owned international properties were located in Europe, with Spain (11%) and Croatia (10%) representing the most significant concentrations based on percentage of our annualized contractual minimum base rent for the third quarter of 2010. At September 30, 2010, The New York Times Company was the only tenant representing a significant concentration of credit risk, with 25% of our total current annualized lease revenues (inclusive of amounts attributable to noncontrolling interests). At September 30, 2010, our directly-owned real estate properties contained concentrations in the following asset types: office (41%), industrial (23%), warehouse and distribution (17%), and retail (15%); and in the following tenant industries: media — printing and publishing (25%), beverages, food and tobacco (13%), and retail stores (12%).
Note 10. Debt
During the first nine months of 2010, we obtained non-recourse mortgage financing totaling $200.4 million at a weighted average annual interest rate and term of 6.1% and 8.7 years, respectively. Of the total financing,
•	$68.3 million relates to four domestic investments acquired during the first nine months of 2010;
•	$52.4 million relates to a Croatian investment acquired in April 2010;
•	$52.2 million relates to a transaction in Spain, with the first tranche completed in the fourth quarter of 2009 and the second tranche completed during the first quarter of 2010 (Note 4);
•	$19.5 million relates to a domestic build-to-suit project that we placed into service in January 2010 (Note 4); and
•	$8.0 million relates to a secured line of credit obtained in connection with a Polish investment acquired in October 2009. We have drawn the full amount as of September 30, 2010. This debt bears interest at a variable rate that has been effectively converted to a fixed annual interest rate through the use of an interest rate swap.
Amounts above are based upon the exchange rate of the Euro at the date of financing where appropriate.
Non-recourse and limited-recourse debt consists of mortgage notes payable, which are collateralized by an assignment of real property and direct financing leases with an aggregate carrying value of $820.0 million and $526.6 million at September 30, 2010 and December 31, 2009, respectively. Our mortgage notes payable bore interest at fixed annual rates ranging from 4.5% to 8.0% and variable annual rates ranging from 5.1% to 6.6%, with maturity dates ranging from 2014 to 2028 at both September 30, 2010 and December 31, 2009.
Scheduled debt principal payments during each of the next five calendar years following September 30, 2010 and thereafter are as follows (in thousands):

Total
2010 (remainder)	$1,964
2011	9,123
2012	9,871
2013	10,746
2014	116,921
Thereafter through 2028	344,196

Total	$492,821

Certain amounts in the table above are based on the applicable foreign currency exchange rate at September 30, 2010.
Note 11. Commitments and Contingencies
Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.
CPA®:17 Global 9/30/2010 10-Q — 19

Notes to Consolidated Financial Statements
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
We account for uncertain tax positions in accordance with current authoritative accounting guidance. At September 30, 2010, we had a de minimis amount of unrecognized tax benefits, that, if recognized, would have a favorable impact on the effective income tax rate in future periods. We had no such unrecognized tax benefits at December 31, 2009. We recognize interest and penalties related to uncertain tax positions in income tax expense. At both September 30, 2010 and December 31, 2009, we had no accrued interest or penalties related to uncertain tax positions. Our tax returns are subject to audit by taxing authorities. These audits can often take years to complete and settle. The tax years 2007 through 2010 remain open to examination by the major taxing jurisdictions to which we are subject.
During 2010, we elected to treat our corporate subsidiary that engages in hotel operations as a taxable REIT subsidiary (“TRS”). This subsidiary owns a hotel that is managed on our behalf by a third party hotel management company. A TRS is subject to corporate federal income taxes, and we provide for income taxes in accordance with current authoritative accounting guidance. This subsidiary has recognized de minimus profit since inception.
Note 13. Pro Forma Financial Information
The following consolidated pro forma financial information has been presented as if the acquisitions that we made, and the new financing that we obtained, since January 1, 2009 had occurred on January 1, 2010 and 2009 for the three and nine months ended September 30, 2010 and 2009, respectively. The pro forma financial information is not necessarily indicative of what the actual results would have been, nor does it purport to represent the results of operations for future periods.
(Dollars in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Pro forma total revenues	$26,626	$27,647	$78,870	$82,380

Pro forma net income (a)	$12,432	$13,955	$36,654	$36,187
Less: Net income attributable to noncontrolling interests	(4,425)	(3,752)	(11,560)	(10,327)

Pro forma net income attributable to CPA®:17 — Global shareholders	$8,007	$10,203	$25,094	$25,860

Pro forma earnings per share (a):
Net income attributable to CPA®:17 — Global shareholders	$0.06	$0.08	$0.20	$0.21

(a)	Pro forma net income and pro forma earnings per share for the nine months ended September 30, 2009 reflect the impact of an other-than-temporary impairment charge of $2.9 million related to our equity investment in the Berry Plastics venture. Pro forma net income includes actual interest income generated from the proceeds of our initial public offering. A portion of these proceeds was used to fund the investments included in the foregoing pro forma financial information.
The pro forma weighted average shares outstanding for the three and nine months ended September 30, 2010 and 2009 totaled 125,919,448 shares and were determined as if all shares issued since our inception through September 30, 2010 were issued on January 1, 2009.
CPA®:17 Global 9/30/2010 10-Q — 20

Notes to Consolidated Financial Statements
Note 14. Subsequent Events
In November 2010, we entered into a domestic investment for a cold storage facility at a total cost of approximately $52.4 million.
Additionally, we committed to the first domestic build-to-suit project with Dollar General Corp. in a $40 million platform build-to-suit program covering up to 40 facilities. Our commitment related to the first facility is for total costs of up to $0.9 million based on estimated constructions costs.
CPA®:17 Global 9/30/2010 10-Q — 21

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
Financial Highlights
(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Total revenues	$26,575	$13,453	$68,435	$35,746
Net income attributable to CPA®:17 — Global shareholders	8,713	4,551	21,491	9,293
Cash flow from operating activities			44,192	22,733

Distributions paid	16,469	7,405	42,089	17,871

Supplemental financial measures:
Funds from operations — as adjusted (AFFO)	$12,248	$5,635	$29,300	$11,630
Adjusted cash flow from operating activities			32,649	17,026
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
Total revenues, Net income attributable to CPA®:17 — Global shareholders and Cash flow from operating activities all increased during the current year periods as compared to the same periods in 2009, reflecting our investment activity during 2009 and 2010. We entered into investments totaling $452.9 million during the nine months ended September 30, 2010.
Our daily cash distribution for the third quarter of 2010 was $0.00173913 per share and was paid on October 15, 2010 to shareholders of record as of the close of business on each day during the third quarter, which equated to $0.64 per share on an annualized basis. Our board of directors has declared that our daily cash distribution for the fourth quarter of 2010 will remain at $0.00173913 per share, which equates to $0.64 per share on an annualized basis, and will be paid on or about January 15, 2011 to shareholders of record as of the close of business on each day during the fourth quarter.
For both the three and nine months ended September 30, 2010 as compared to the same periods in 2009, our AFFO supplemental measure increased, primarily as a result of our investment activity during 2009 and 2010. For the nine months ended September 30, 2010 as compared to the same period in 2009, our adjusted cash flow from operating activities supplemental measure reflects increased cash flow, as described above.
CPA®:17 Global 9/30/2010 10-Q — 22

Changes in Management
Effective September 16, 2010, Trevor P. Bond, a director of W. P. Carey, was elected as W. P. Carey’s Chief Executive Officer. As a result, under the terms of our advisory agreement, Mr. Bond also became our Chief Executive Officer at that time. Mr. Bond will also serve as the Chief Executive Officer of the other operating CPA® REITs. Mr. Bond became the interim Chief Executive Officer for us and the other operating CPA® REITs effective July 6, 2010 pursuant to their respective advisory agreements when he was appointed as interim Chief Executive Officer of W. P. Carey on that same date upon the resignation of Gordon F. Dugan.
Current Trends
We are impacted by macro-economic environmental factors, the capital markets, and general conditions in the commercial real estate market, both in the U.S. and globally. As of the date of this Report, we have seen signs of modest improvement in the global economy following the significant distress experienced in 2008 and 2009. Our year-to-date experience reflects increased investment volume over the prior year, as well as an improved financing and fundraising environment. While these factors reflect favorably on our business, the economic recovery remains weak, and our business remains dependent on the speed and strength of the recovery, which cannot be predicted at this time. Nevertheless, as of the date of this Report, the impact of current financial and economic trends on our business, and our response to those trends, is presented below.
Fundraising
Fundraising trends for non-listed REITs generally reflect an increase in average monthly volume during the nine months ended September 30, 2010, with significant increases over the second half of 2009. Additionally, the number of offerings has increased over 2009 levels. Consequently, there has been an increase in the competition for investment dollars.
While fundraising trends are difficult to predict, our recent fundraising continues to be strong. We raised $438.7 million for our initial public offering in the nine months ended September 30, 2010 and, through the date of this Report, have raised more than $1.2 billion since beginning fundraising in December 2007. We have made a concerted effort to broaden our distribution channels and are seeing a greater portion of our fundraising come from an expanded network of broker-dealers as a result of these efforts.
In October 2010, we filed a registration statement with the SEC for a possible continuous public offering of up to $1.0 billion of common stock, which we currently expect will commence after our initial public offering terminates. We refer to the possible public offering as the “follow-on offering.” There can be no assurance that we will actually commence the follow-on offering or successfully sell the full number of shares registered. Our initial public offering will terminate on the earlier of the date on which the registration statement for the follow-on offering becomes effective or May 2, 2011.
Capital Markets
We have recently seen a gradual improvement in capital markets conditions, including new issuances of CMBS debt. Capital inflows to both commercial real estate debt and equity markets have helped increase the availability of mortgage financing and asset prices have begun to recover from their credit crisis lows. Over the past few quarters, there has been continued improvement in the availability of financing; however, lenders remain cautious and continue to employ more conservative underwriting standards. We have seen commercial real estate capitalization rates begin to narrow from credit crisis highs, especially for higher quality assets or assets leased to tenants with strong credit. The improvement in financing conditions combined with a stabilization of prices for high quality assets has helped to increase transaction activity, and our market has seen an increase in competition from both public and private investors.
Investment Opportunities
Our ability to complete investments fluctuates based on the pricing and availability of transactions and the pricing and availability of financing, among other factors.
As a result of the recent improving economic conditions and increasing seller optimism, we have seen an increased number of investment opportunities that we believe will allow us to enter into transactions on favorable terms. Although capitalization rates have remained compressed over the past few quarters compared to their credit crisis highs, we believe that the investment environment remains attractive. We believe that the significant amount of debt that remains outstanding in the marketplace, which will need to be refinanced over the next several years, will provide attractive investment opportunities for net lease investors such as ourselves. To the extent that these trends continue, we believe that our investment volume will benefit. However, we have recently seen an increasing level of competition for investments, both domestically and internationally, and further capital inflows into the market place could put additional pressure on the returns that we can generate from our investments and our willingness and ability to execute transactions.
CPA®:17 Global 9/30/2010 10-Q — 23

We entered into investments totaling $452.9 million during the nine months ended September 30, 2010, representing an increase of $217.1 million over the prior nine month period. Acquisition volume for the first nine months of 2010 increased as compared with the same period in 2009, and going forward we feel that we will be able to continue to take advantage of the investment opportunities we are seeing in both the U.S. and Europe. Investment volume reflects international investments of 51% during the nine months ended September 30, 2010. We currently expect that international transactions will continue to form a significant portion of our investments, although the relative portion of international investments in any given period will vary.
Financing Conditions
We have recently seen a gradual improvement in both the credit and real estate financing markets. During the nine months ended September 30, 2010, we saw an increase in the number of lenders for both domestic and international investments as market conditions improved. As a result, during that period, we obtained non-recourse mortgage financing totaling $214.9 million.
General Economic Environment
Tenant Defaults
Tenant defaults can reduce our results of operations and cash flow from operations if our tenants are unable to pay their rent. Tenants experiencing financial difficulties may become delinquent on their rent and/or default on their leases and, if they file for bankruptcy protection, may reject our lease in bankruptcy court, all of which may require us to incur impairment charges. Even where a default has not occurred and a tenant is continuing to make the required lease payments, we may restructure or renew leases on less favorable terms, or the tenant’s credit profile may deteriorate, which could affect the value of the leased asset and could in turn require us to incur impairment charges.
As of the date of this Report, we have one tenant operating under administrative protection. During 2009, two of our tenants experienced financial difficulties, as companies across many industries experienced financial distress due to the economic downturn and the seizure in the credit markets. One of these tenants terminated its existing lease with us and signed a new lease on substantially the same terms, while the second tenant has been paying rent to us, albeit at a significantly reduced rate, while new lease terms are being negotiated. We continue to observe that many of our tenants have benefited from continued improvements in general business conditions.
To mitigate these risks of tenant defaults, we have historically looked to invest in assets that we believe are critically important to a tenant’s operations and have attempted to diversify our portfolio by tenant and tenant industry. We also monitor tenant performance through review of rent delinquencies as a precursor to a potential default, meetings with tenant management and review of tenants’ financial statements and compliance with any financial covenants. When necessary, our asset management process includes restructuring transactions to meet the evolving needs of tenants, re-leasing properties, refinancing debt and selling properties, as well as protecting our rights when tenants default or enter into bankruptcy.
Foreign Exchange Rates
We have foreign investments and, as a result, are subject to risk from the effects of exchange rate movements. An unhedged position in an investment denominated in a foreign currency could have an impact on the value of our equity as measured in dollars and the dollar amount of cash flow that we receive. Consequently, our results of foreign operations generally benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to foreign currencies. Investments denominated in the Euro accounted for approximately 29% and 14% of our annualized contractual lease revenues for the nine months ended September 30, 2010 and 2009, respectively. During the nine months ended September 30, 2010, the U.S. dollar strengthened against the Euro, as the average rate for the U.S. dollar in relation to the Euro decreased by 4% in comparison to the same period in 2009. Additionally, the end-of-period conversion rate at September 30, 2010 decreased 5% to $1.3612 from $1.4333 at December 31, 2009. This strengthening had a negative impact on our balance sheet at September 30, 2010 as compared to our balance sheet at December 31, 2009. A significant increase in the value of the dollar against the Euro could have a material negative impact on our future results, financial position and cash flows.
Real Estate Sector
As noted above, the commercial real estate market is impacted by a variety of macro-economic factors, including but not limited to changes in gross domestic product, unemployment, interest rates, inflation, and demographics. Since the beginning of the recent credit crisis, these macro-economic factors have persisted, negatively impacting commercial real estate fundamentals, which has resulted in higher vacancies, lower rental rates, and lower demand for vacant space. While more recently there have been some indications of stabilization in asset values and slight improvements in occupancy rates, general uncertainty surrounding commercial real estate fundamentals and property valuations continues. We are chiefly affected by inflation, lease expirations, tenant defaults and occupancy rates.
CPA®:17 Global 9/30/2010 10-Q — 24

Inflation
Our leases generally have rent adjustments that are either fixed or based on formulas indexed to changes in the consumer price index (“CPI”) or other similar indices for the jurisdiction in which the property is located. Because these rent adjustments may be calculated based on changes in the CPI over a multi-year period, changes in inflation rates can have a delayed impact on our results of operations. Rent adjustments during 2009 and, to a lesser extent, the nine months ended September 30, 2010 generally benefited from increases in inflation rates during the years prior to the scheduled rent adjustment date. However, we continue to expect that rent increases will be significantly lower in coming years as a result of the current historically low inflation rates in the U.S. and the Euro zone.
Lease Expirations and Occupancy
Our leases are in their early stages with no significant leases scheduled to expire or renew in the near term. The advisor actively manages our real estate portfolio and begins discussing options with tenants in advance of the scheduled lease expiration. In certain cases, we obtain lease renewals from our tenants; however, tenants may elect to move out at the end of their term, or may elect to exercise purchase options, if any, in their leases. In cases where tenants elect not to renew, the advisor may seek replacement tenants or try to sell the property. Our occupancy remained at 100% at September 30, 2010, primarily reflecting a portfolio of new tenants.
Proposed Accounting Changes
The International Accounting Standards Board and FASB have issued an Exposure Draft on a joint proposal that would dramatically transform lease accounting from the existing model. These changes would impact most companies, but are particularly applicable to those that are significant users of real estate. The proposal outlines a completely new model for accounting by lessees, whereby their rights and obligations under all leases, existing and new, would be capitalized and recorded on the balance sheet. For some companies, the new accounting guidance may influence whether or not, or the extent to which, they enter into the type of sale-leaseback transactions in which we specialize. At this time, we are unable to determine whether this proposal will have a material impact on our business.
Results of Operations
We were formed in 2007 and have a limited operating history. The results of operations presented below for the three and nine months ended September 30, 2010 are not expected to be representative of future results because we anticipate that our asset base will increase substantially as we continue to invest capital. As our asset base increases, we expect that property-related revenues and expenses, as well as general and administrative expenses and other revenues and expenses, will increase.
We are dependent upon proceeds received from our initial public offering to conduct our proposed activities. The capital required to make investments will be obtained from the offerings and from any mortgage indebtedness that we may incur in connection with our investment activity.
We own interests in consolidated ventures ranging from 55% to 70%, including our 55% interest in the New York Times Company transaction. Although we consolidate the results of operations of these ventures, because our effective ownership interests in some of these ventures are low, a portion of the results of operations from these ventures is reduced by our noncontrolling partners’ interests.
The following table presents the components of our lease revenue (in thousands):

	Nine months ended September 30,
	2010	2009
Rental income	$35,407	$13,185
Interest income from direct financing leases	29,592	20,515

	$64,999	$33,700

CPA®:17 Global 9/30/2010 10-Q — 25

The following table sets forth the net lease revenues (i.e., rental income and interest income from direct financing leases) that we earned from lease obligations through our direct ownership of real estate (dollars in thousands):

	Nine months ended September 30,
Lessee (Date Acquired or Placed in Service)	2010	2009
The New York Times Company (3/2009) (a)	$19,985	$15,034
Eroski Sociedad Cooperativa (12/2009, 2/2010, 6/2010) (b)	5,705	—
LifeTime Fitness, Inc. (9/2008)	5,134	5,134
Agrokor d.d. (4/2010) (b)	3,921	—
Frontier Spinning Mills, Inc. (12/2008) (a)	3,350	3,350
US Oncology, Inc. (12/2009)	3,142	—
Actebis Peacock GmbH (7/2008) (a) (b)	2,945	3,044
Kronos Products, Inc. (3/2010)	2,841	—
Angelica Corporation (3/2010)	2,589	—
Laureate Education, Inc. (7/2008)	2,171	2,171
Mori Seiki USA, Inc. (12/2009)	2,108	—
Waldaschaff Automotive GmbH and Wagon Automotive Nagold GmbH (8/2008) (a) (b) (c)	2,043	2,857
Sabre Communications Corporation and Cellxion, LLC (8/2008, 6/2010)	1,999	1,934
JP Morgan Chase Bank, National Association and AT&T Wireless Services (5/2010)	1,456	—
National Express Limited (12/2009) (b)	1,428	—
TDG Limited (4/2010, 5/2010) (b)	1,339	—
Berry Plastics Corporation (3/2010) (d)	1,035	—
Other (b)	1,808	176

	$64,999	$33,700

(a)	These revenues are generated in consolidated ventures with our affiliates, and on a combined basis, include revenues applicable to noncontrolling interests totaling $11.9 million and $10.0 million for the nine months ended September 30, 2010 and 2009, respectively.

(b)	Amounts are subject to fluctuations in foreign currency exchange rates. The average rate for the U.S. dollar in relation to the Euro during the nine months ended September 30, 2010 strengthened by approximately 4% in comparison to the same period in 2009, resulting in a negative impact on lease revenues for our Euro-denominated investments in the current year period.

(c)	The decrease was due to a restructuring of the Waldaschaff Automotive GmbH lease. In connection with entering in Administration, Wagon Automotive GmbH terminated its lease with us in May 2009 and a successor company, Waldaschaff Automotive GmbH, took over the business and has been paying rent to us, albeit at a significantly reduced rate. In April 2010, Waldaschaff Automotive GmbH executed a temporary lease under which monthly rent is unchanged but real estate expenses are now reimbursed by the tenant.

(d)	We also own an interest in a venture with one of our affiliates that leases another property to this lessee, which we account for as an equity investment in real estate.
CPA®:17 Global 9/30/2010 10-Q — 26

We recognize income from equity investments in real estate, of which lease revenues are a significant component. The following table sets forth the net lease revenues earned by ventures in which we have an equity investment. Amounts provided are the total amounts attributable to the ventures and do not represent our proportionate share (dollars in thousands):

	Ownership
	Interest at	Nine months ended September 30,
Lessee (Date Acquired)	September 30, 2010	2010	2009
Tesco plc (7/2009) (a)	49%	$5,443	$1,479
Berry Plastics Corporation (12/2007) (b)	50%	5,128	4,981
Eroski Sociedad Cooperativa — Mallorca (6/2010) (a)	30%	931	—

		$11,502	$6,460

(a)	Amounts are subject to fluctuations in foreign currency exchange rates. The average rate for the U.S. dollar in relation to the Euro during the nine months ended September 30, 2010 strengthened by approximately 4% in comparison to the same period in 2009, resulting in a negative impact on lease revenues for our Euro-denominated investments in the current year period.

(b)	We also consolidate a venture with one of our affiliates that leases another property to this lessee.
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
For the three and nine months ended September 30, 2010 as compared to the same periods in 2009, lease revenues increased by $12.0 million and $31.3 million, respectively, primarily due to our investment activity during 2009 and 2010. Lease revenue earned by tenant is detailed in the lease revenue table above.
Other Real Estate Operations
Other real estate operations represents the results of operations (revenues and operating expenses) of our domestic hotel venture, which we acquired in May 2010.
Our results of operations from our hotel venture reflected income and expenses of $0.9 million and $0.5 million, respectively, for the three months ended September 30, 2010 and $1.4 million and $0.8 million, respectively, for the nine months ended September 30, 2010.
Depreciation and Amortization
For the three and nine months ended September 30, 2010 as compared to the same periods in 2009, depreciation and amortization increased by $2.5 million and $6.1 million, respectively, as a result of investments we entered into during 2009 and 2010.
General and Administrative
For the three and nine months ended September 30, 2010 as compared to the same periods in 2009, general and administrative expense increased by $0.5 million and $1.1 million, respectively, primarily due to increases in business development expenses of $0.2 million and $0.3 million, respectively, management expenses of $0.2 million and $0.4 million, respectively, and investor-related costs of $0.1 million and $0.3 million, respectively. Business development costs reflect costs incurred in connection with potential investments that ultimately were not consummated, as well as acquisition-related costs and fees incurred in connection with acquisitions deemed to be business combinations. The increase in business development costs for the three months ended September 30, 2010 as compared to the same period in 2009 was due entirely to an increase in costs incurred in connection with potential investments that ultimately were not consummated. The increase in business development costs for the nine months ended September 30, 2010 as compared to the same period is 2009 was primarily a result of $0.8 million of acquisition-related costs recognized associated with a hotel venture we acquired in May 2010 (Note 4), partially offset by a decrease in costs incurred in connection with potential investments that ultimately were not consummated. Management expenses include our reimbursements to WPC for the allocated costs of personnel and overhead in providing management of our day-to-day operations, including accounting services, shareholder services, corporate management, and property management and operations.
CPA®:17 Global 9/30/2010 10-Q — 27

Property Expenses
For the three months ended September 30, 2010 as compared to the same period in 2009, property expense increased $2.5 million, primarily due to increases in uncollected rent expense of $1.1 million, asset management fees of $0.8 million, and reimbursable tenant costs of $0.5 million. Asset management fees increased as a result of higher investment volume in the current year period. Reimbursable tenant costs are recorded as both revenue and expenses and therefore have no impact on our results of operations.
For the nine months ended September 30, 2010 as compared to the same period in 2009, property expense increased $2.3 million, primarily due to increases in asset management fees of $1.9 million and reimbursable tenant costs as described above. These increases were partially offset by a decrease in uncollected rent expense of $0.6 million.
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
For the three and nine months ended September 30, 2010, we recognized net other income of $1.1 million and $1.6 million, respectively, as compared with net other expenses recognized of $0.7 million and $2.2 million during the three and nine months ended September 30, 2009. Net other income for the three and nine months ended September 30, 2010 resulted primarily from reimbursable tenant costs of $0.5 million and $0.9 million, respectively, and foreign currency transaction gains recognized of $0.5 million and $0.6 million, respectively, principally as a result of cash received from foreign subsidiaries in connection with intercompany debt and foreign ventures acquired in 2010. Reimbursable tenant costs are recorded as both revenue and expenses and therefore have no impact on our results of operations. Net other expenses for the three and nine months ended September 30, 2009 resulted primarily from realized losses on foreign currency transactions as a result of changes in foreign currency exchange rates on deposits that had been held for new investments but that were released to us because the transactions were not consummated
Interest Expense
For the three and nine months ended September 30, 2010 as compared to the same periods in 2009, interest expense increased by $4.7 million and $12.5 million, respectively, primarily as a result of mortgage financing obtained in connection with our investment activity during 2010 and 2009. We obtained non-recourse mortgage financing totaling $200.4 million during the nine months ended September 30, 2010 and $119.8 million in the third quarter of 2009 on the New York Times property.
(Provision for) Benefit from Income Taxes
For the three months ended September 30, 2010 as compared to the same period in 2009, provision for income taxes decreased by $0.2 million. For the nine months ended September 30, 2010, we recognized a benefit from income taxes of $0.3 million, as compared to a provision for income taxes of $0.8 million for the nine months ended September 30, 2009, primarily due to reductions in estimated income taxes payable on our German investments. During the first quarter of 2010, we revised our estimates of income taxes payable on our investments in Germany based on actual returns filed during the period.
Net Income Attributable to CPA®:17 — Global Shareholders
For the three and nine months ended September 30, 2010 as compared to the same periods in 2009, the resulting net income attributable to CPA®:17 — Global shareholders increased by $4.2 million and $12.2 million, respectively.
Funds from Operations — as Adjusted (AFFO)
For the three and nine months ended September 30, 2010 as compared to the same periods in 2009, AFFO increased by $6.6 million and $17.7 million, respectively, primarily as a result of the aforementioned increases in results of operations as generated from our investment activity. AFFO is a non-GAAP measure we use to evaluate our business. For a definition of AFFO and reconciliation to net income attributable to CPA®:17 — Global shareholders, see Supplemental Financial Measures below.
Subsequent Events
In November 2010, we entered into a domestic investment for a cold storage facility at a total cost of approximately $52.4 million.
Additionally, we committed to the first domestic build-to-suit project with Dollar General Corp. in a $40 million platform build-to-suit program covering up to 40 facilities. Our commitment related to the first facility is for total costs of up to $0.9 million based on estimated constructions costs.
CPA®:17 Global 9/30/2010 10-Q — 28

Financial Condition
Sources and Uses of Cash During the Period
Our initial public offering will terminate at the earlier of (i) the date on which the registration for our anticipated follow-on offering is declared effective by the SEC or (ii) May 2, 2011. We expect to continue to invest the proceeds of our initial offering in a diversified portfolio of income-producing commercial properties and other real estate related assets. Once we have fully invested these proceeds, we expect that our primary source of operating cash flow will be cash flow generated from our net leases and other real estate related assets. We expect that these cash flows will fluctuate period to period due to a number of factors, which may include, among other things, the timing of purchases and sales of real estate, the timing of proceeds from non-recourse mortgage loans and receipt of lease revenues, the advisor’s annual election to receive fees in restricted shares of our common stock or cash, changes in foreign currency exchange rates and the timing and characterization of distributions received from equity investments in real estate. Despite this fluctuation, we believe our net leases and other real estate related assets will generate sufficient cash from operations and from equity distributions in excess of equity income in real estate to meet our short-term and long-term liquidity needs. However, until we have fully invested the proceeds of our initial public offering, we expect to use a portion of the offering proceeds to fund our operating activities and distributions to shareholders (see Financing Activities below). Our sources and uses of cash during the period are described below.
Operating Activities
During the nine months ended September 30, 2010, we used cash flows provided by operating activities of $44.2 million to fund cash distributions to shareholders of $21.2 million excluding $20.9 million in reinvested dividends. We also paid distributions of $9.4 million to affiliates who hold noncontrolling interests in various entities with us and made scheduled principal installments on mortgage loans of $4.8 million. For 2010, the advisor has elected to continue to receive its asset management fees in restricted shares of our common stock, and as a result, we paid asset management fees of $3.1 million through the issuance of restricted stock rather than in cash.
Investing Activities
Our investing activities are generally comprised of real estate-related transactions (purchases and sales), payment of deferred acquisition fees to the advisor and capitalized property-related costs. During the nine months ended September 30, 2010, our investment activity totaled $452.9 million comprised primarily of $393.2 million to acquire eleven consolidated investments and to fund construction costs for three build-to-suit projects, one of which was placed into service during the first quarter of 2010, $50.1 million to purchase a participation in the non-recourse mortgage loan outstanding related to our New York Times venture, and $10.3 million related primarily to our equity investment in Spain. We also placed $52.5 million in escrow for potential future transactions, primarily related to the purchase of our participation in the non-recourse mortgage loan related to our New York Times venture, as noted above and subsequently released these funds upon completion of the transaction. We paid foreign value added taxes, or VAT, totaling $33.8 million during the year in connection with several international investments. Substantially all of the VAT costs were recovered during the period. We received $7.2 million from the repayment of notes receivable, primarily related to the repayment of Federal Deposit Insurance Corporation guaranteed unsecured notes that matured during the period totaling $7.0 million. Additionally, payments of deferred acquisition fees to the advisor totaled $5.4 million for the current year period.
Financing Activities
In addition to paying distributions to shareholders and to affiliates that hold noncontrolling interests in various entities with us and making scheduled mortgage principal payments, our financing activities for the nine months ended September 30, 2010 primarily consisted of the receipt of $411.9 million in net proceeds from our initial public offering and proceeds from mortgage financings totaling $200.4 million related to recent investment activity.
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
We maintain a quarterly redemption plan pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from shareholders seeking liquidity. We limit the number of shares we may redeem so that the shares we redeem in any quarter, together with the aggregate number of shares redeemed in the preceding three fiscal quarters, does not exceed a maximum of 5% of our total shares outstanding as of the last day of the immediately preceding quarter. In addition, our ability to effect redemptions is subject to our having available cash to do so. For the nine months ended September 30, 2010, we received requests to redeem 442,135 shares of our common stock pursuant to our redemption plan, and we used $4.1 million to fulfill these requests at a price per share of $9.30. We funded share redemptions during 2010 from the proceeds of the sale of shares of our common stock pursuant to our distribution reinvestment and share purchase plan.
CPA®:17 Global 9/30/2010 10-Q — 29

Liquidity would be affected adversely by unanticipated costs, lower-than-anticipated fundraising and greater-than-anticipated operating expenses. To the extent that our cash reserves are insufficient to satisfy our cash requirements, additional funds may be provided from cash generated from operations or through short-term borrowings. In addition, we may incur indebtedness in connection with the acquisition of any property, refinancing the debt thereon, arranging for the leveraging of any previously unfinanced property, or reinvesting the proceeds of financings or refinancings in additional properties.
Adjusted Cash Flow from Operating Activities
Our adjusted cash flow from operating activities for the nine months ended September 30, 2010 was $32.6 million, an increase of $15.6 million over the prior year period, primarily driven by an increase of $21.5 million in cash flow from operating activities as a result of property-level cash flow generated from our recent investment activity. This increase was partially offset by changes in working capital of $4.5 million. Adjusted cash flow from operating activities is a non-GAAP measure we use to evaluate our business. For a definition of adjusted cash flow from operating activities and reconciliation to cash flow from operating activities, see Supplemental Financial Measures below.
Summary of Financing
The table below summarizes our non-recourse and limited-recourse long-term debt (dollars in thousands):

	September 30, 2010	December 31, 2009
Balance
Fixed rate	$340,449	$154,754
Variable rate (a)	152,372	146,154

Total	$492,821	$300,908

Percent of total debt
Fixed rate	69%	51%
Variable rate (a)	31%	49%

	100%	100%

Weighted average interest rate at end of period
Fixed rate	6.5%	7.1%
Variable rate (a)	5.4%	5.3%

(a)	Variable rate debt at September 30, 2010 consisted of (i) $35.1 million that has been effectively converted to fixed rate debt through interest rate swap derivative instruments and (ii) $117.3 million that is subject to an interest rate cap, but for which the applicable interest rate was below the effective interest rate of the cap at September 30, 2010.
Cash Resources
At September 30, 2010, our cash resources consisted of cash and cash equivalents totaling $426.3 million, which reflects the uninvested proceeds of our initial public offering. As discussed above, we currently expect to continue to raise funds through our initial public offering through the earlier of (i) the date that our anticipated follow-on offering is declared effective by the SEC and (ii) May 2, 2011. Of our total cash and cash equivalents at September 30, 2010, $47.2 million, at then-current exchange rates, was held in foreign bank accounts, but we could be subject to restrictions or significant costs should we decide to repatriate these amounts. We also had unleveraged properties that had an aggregate carrying value of $160.2 million although given the current economic environment, there can be no assurance that we would be able to obtain financing for these properties. Our cash resources can be used to fund future investments as well as for working capital needs and other commitments.
Cash Requirements
During the next twelve months, we expect that cash payments will include paying distributions to our shareholders and to our affiliates who hold noncontrolling interests in entities we control, making scheduled mortgage loan principal payments (neither we nor our venture partners have any balloon payments on our mortgage loan obligations until 2014), reimbursing the advisor for costs incurred on our behalf and paying normal recurring operating expenses. We expect to continue to use funds raised from our initial public offering to invest in new properties.
CPA®:17 Global 9/30/2010 10-Q — 30

Off-Balance Sheet Arrangements and Contractual Obligations
The table below summarizes our debt, off-balance sheet arrangements and other contractual obligations at September 30, 2010 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 years
Non-recourse and limited-recourse debt — principal (a)	$493,857	$9,068	$20,356	$170,476	$293,957
Deferred acquisition fees	11,624	7,053	4,571	—	—
Interest on borrowings and deferred acquisition fees	213,919	30,654	59,095	51,574	72,596
Build-to-suit commitment (b)	42,731	42,731	—	—	—
Hotel capital improvement commitment	1,230	1,230	—	—	—
Operating and other lease commitments (c)	1,712	257	528	521	406

	$765,073	$90,993	$84,550	$222,571	$366,959

(a)	Excludes debt discounts of $1.0 million.

(b)	Represents remaining build-to-suit commitments on two projects. Total estimated construction costs for these projects are currently projected to be $52.1 million in the aggregate, of which $9.4 million had been funded at September 30, 2010.

(c)	Operating and other lease commitments consist of our share of future minimum rents payable under an office cost-sharing agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities as well as future minimum rents payable under a lease executed in June 2010 (denominated in British Pound Sterling) in conjunction with an investment in the United Kingdom. Amounts under the cost-sharing agreement are allocated among the entities based on gross revenues and are adjusted quarterly. We anticipate that our share of future minimum lease payments will increase significantly as we continue to invest the proceeds of our offering.
Amounts in the table above related to our foreign operations are based on the exchange rate of the local currencies at September 30, 2010. At September 30, 2010, we had no material capital lease obligations for which we are the lessee, either individually or in the aggregate.
We have investments in unconsolidated ventures that own single-tenant properties net leased to corporations. Generally, the underlying investments are jointly owned with our affiliates. Summarized financial information for these ventures and our ownership interest in the ventures at September 30, 2010 is presented below. Summarized financial information provided represents the total amount attributable to the ventures and does not represent our proportionate share (dollars in thousands):

	Ownership
	Interest at		Total Third
Lessee	September 30, 2010	Total Assets	Party Debt	Maturity Date
Tesco plc (a)	49%	$91,984	$46,778	6/2016
Berry Plastics Corporation	50%	80,285	28,854	3/2012
Eroski Sociedad Cooperativa — Mallorca (a)	30%	36,756	—	N/A

		$209,025	$75,632

(a)	Dollar amounts shown are based on the exchange rate of the Euro at September 30, 2010.
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
CPA®:17 Global 9/30/2010 10-Q — 31

Funds from Operations — as Adjusted
Funds from Operations (“FFO”) is a non-GAAP measure defined by the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as net income or loss (as computed in accordance with GAAP) excluding: depreciation and amortization expense from real estate assets, gains or losses from sales of depreciated real estate assets and extraordinary items, however FFO related to assets held for sale, sold or otherwise transferred and included in the results of discontinued operations are to be included. These adjustments also incorporate the pro rata share of unconsolidated subsidiaries. FFO is used by management, investors and analysts to facilitate meaningful comparisons of operating performance between periods and among our peers. Although NAREIT has published this definition of FFO, real estate companies often modify this definition as they seek to provide financial measures that meaningfully reflect their distinctive operations.
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
FFO and AFFO for the three and nine months ended September 30, 2010 and 2009 are presented below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Net income attributable to CPA®:17 - Global shareholders	$8,713	$4,551	$21,491	$9,293
Adjustments:
Depreciation and amortization of real property	3,721	1,371	9,309	3,632
Gain on sale of real estate, net	(109)	—	(109)	—
Proportionate share of adjustments to equity in net income of partially owned entities to arrive at FFO:
Depreciation and amortization of real property	915	3,496	2,330	4,199
Loss on sale of real estate, net	38	—	38	—
Proportionate share of adjustments for noncontrolling interests to arrive at FFO	137	(180)	(422)	(425)

Total adjustments	4,702	4,687	11,146	7,406

FFO — as defined by NAREIT	13,415	9,238	32,637	16,699

Adjustments:
Other depreciation, amortization and non-cash charges	8	391	98	70
Straight-line and other rent adjustments	(1,271)	(974)	(3,895)	(2,400)
Proportionate share of adjustments to equity in net income of partially owned entities to arrive at AFFO:
Other depreciation, amortization and other non-cash charges	(21)	—	(21)	—
Straight-line and other rent adjustments	(117)	—	(249)	—
Gain on extinguishment of debt	—	(3,256)	—	(3,256)
Proportionate share of adjustments for noncontrolling interests to arrive at AFFO	234	236	730	517

Total adjustments	(1,167)	(3,603)	(3,337)	(5,069)

AFFO	$12,248	$5,635	$29,300	$11,630

CPA®:17 Global 9/30/2010 10-Q — 32

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
Adjusted cash flow from operating activities for the nine months ended September 30, 2010 and 2009 is presented below (in thousands):

	Nine months ended September 30,
	2010	2009
Cash flow provided by operating activities	$44,192	$22,733
Adjustments:
Distributions received from equity investments in real estate in excess of equity income, net	1,650	1,936
Distributions paid to noncontrolling interests, net	(9,402)	(8,382)
Changes in working capital	(3,791)	739

Adjusted cash flow from operating activities	$32,649	$17,026

Distributions declared	$49,380	$22,714

While we believe that FFO, AFFO and Adjusted cash flow from operating activities are important supplemental measures, they should not be considered as alternatives to net income as an indication of a company’s operating performance or to cash flow from operating activities as a measure of liquidity. These non-GAAP measures should be used in conjunction with net income and cash flow from operating activities as defined by GAAP. FFO, AFFO and Adjusted cash flow from operating activities, or similarly titled measures disclosed by other REITs, may not be comparable to our FFO, AFFO and Adjusted cash flow from operating activities measures.
CPA®:17 Global 9/30/2010 10-Q — 33

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
We do not generally use derivative instruments to manage foreign currency exchange rate exposure and do not use derivative instruments to hedge credit/market risks or for speculative purposes.
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
Although we have not yet experienced any reductions in cash flows on our CMBS investments, we expect that we will experience credit losses and loan defaults on our CMBS investments. Such defaults could have an adverse effect on the spreads between interest earning assets and interest bearing liabilities. During the fourth quarter of 2009, we recognized other-than-temporary impairment charges totaling $17.1 million related to our CMBS investments, of which $15.1 million related to expected credit losses and $1.5 million related to non-credit factors. At September 30, 2010, our CMBS investments had a carrying value of $3.8 million, which reflects the impact of these impairment charges (Note 7).
We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain non-recourse mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our venture partners may obtain variable rate mortgage loans and, as a result, may enter into interest rate swap agreements or interest rate cap agreements with lenders that effectively convert the variable rate debt service obligations of the loan to a fixed rate. Interest rate swaps are agreements in which a series of interest rate flows are exchanged over a specific period, and interest rate caps limit the effective borrowing rate of variable rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments designated as cash flow hedges on the forecasted interest payments on the debt obligation. The notional, or face, amount on which the swaps or caps are based is not exchanged. Our objective in using these derivatives is to limit our exposure to interest rate movements. At September 30, 2010, we estimate that the net fair value of our interest rate cap and interest rate swaps, which are included in Other assets, net and Accounts payable, accrued expenses and other liabilities, respectively, in the consolidated financial statements, was in a net liability position of $2.3 million, inclusive of amounts attributable to noncontrolling interests of $0.2 million (Note 9).
CPA®:17 Global 9/30/2010 10-Q — 34

At September 30, 2010, all of our debt either bore interest at fixed rates, was swapped to a fixed rate or was subject to an interest rate cap. The estimated fair value of these instruments is affected by changes in market interest rates. The annual interest rates on our fixed rate debt at September 30, 2010 ranged from 4.5% to 8.0%. The annual interest rates on our variable rate debt at September 30, 2010 ranged from 5.1% to 6.6%. Our debt obligations are more fully described under Financial Condition in Item 2 above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at September 30, 2010 (in thousands):

	2010	2011	2012	2013	2014	Thereafter	Total	Fair value
Fixed rate debt	$1,186	$5,930	$6,543	$7,276	$7,905	$311,609	$340,449	$345,306
Variable rate debt	$778	$3,193	$3,328	$3,470	$109,016	$32,587	$152,372	$152,328
A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at September 30, 2010 by an aggregate increase of $22.2 million or an aggregate decrease of $20.5 million, respectively. This debt is generally not subject to short-term fluctuations in interest rates. Annual interest expense on our variable rate debt at September 30, 2010 would increase or decrease by $1.5 million for each respective 1% change in annual interest rates.
Foreign Currency Exchange Rate Risk
We own international investments in Europe, and as a result are subject to risk from the effects of exchange rate movements in the Euro and, to a lesser extent, the British Pound Sterling, which may affect future costs and cash flows. Although all of our foreign investments through the third quarter of 2010 were conducted in these currencies, we are likely to conduct business in other currencies in the future as we seek to invest funds from our offering internationally. We manage foreign currency exchange rate movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the same currency. We are generally a net receiver of these currencies (we receive more cash than we pay out), and therefore our foreign operations benefit from a weaker U.S. dollar, and are adversely affected by a stronger U.S. dollar, relative to the foreign currency. We recognized unrealized foreign currency transaction losses of less than $0.1 million and realized foreign currency transaction gains of $0.6 million for the nine months ended September 30, 2010. These gains and losses are included in Other income and (expenses) in the consolidated financial statements and were primarily due to changes in the value of the foreign currency on accrued interest receivable on notes receivable from consolidated subsidiaries.
Through the date of this Report, we had not entered into any foreign currency forward exchange contracts to hedge the effects of adverse fluctuations in foreign currency exchange rates. We have obtained mortgage financing in the local currency. To the extent that currency fluctuations increase or decrease rental revenues as translated to dollars, the change in debt service, as translated to dollars, will partially offset the effect of fluctuations in revenue, and, to some extent, mitigate the risk from changes in foreign currency rates.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our disclosure controls and procedures include our controls and other procedures designed to provide reasonable assurance that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the required time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. It should be noted that no system of controls can provide complete assurance of achieving a company’s objectives and that future events may impact the effectiveness of a system of controls.
Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures at September 30, 2010, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of September 30, 2010 at a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
CPA®:17 Global 9/30/2010 10-Q — 35

PART II
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
For the three months ended September 30, 2010, we issued 138,830 restricted shares of our common stock to the advisor as consideration for asset management fees. These shares were issued at $10.00 per share, which represents our initial offering price. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(2) of the Securities Act, the shares issued were deemed to be exempt from registration. In acquiring our shares, the advisor represented that such interests were being acquired by it for the purposes of investment and not with a view to the distribution thereof.
We intend to use the net proceeds of our initial public offering to invest in a diversified portfolio of income-producing commercial properties and other real estate related assets. The use of proceeds from our initial public offering of common stock, which commenced in December 2007 pursuant to a registration statement (No. 333-140842) that was declared effective in November 2007, was as follows at September 30, 2010 (in thousands except share amounts):

Shares registered	200,000,000
Aggregate price of offering amount registered	$2,000,000
Shares sold (a)	122,056,663
Aggregated offering price of amount sold	$1,218,986
Direct or indirect payments to directors, officers, general partners of the issuer or their associates; to persons owning ten percent or more of any class of equity securities of the issuer; and to affiliates of the issuer	(121,942)
Direct or indirect payments to others	(10,748)

Net offering proceeds to the issuer after deducting expenses	1,086,296
Purchases of real estate related assets	(599,737)

Temporary investments in cash and cash equivalents	$486,559

(a)	Excludes shares issued to affiliates, including our advisor, and shares issued pursuant to our distribution reinvestment and stock purchase plan.
Issuer Purchases of Equity Securities
The following table provides information with respect to repurchases of our common stock during the three months ended September 30, 2010:

Maximum number (or
			Total number of shares	approximate dollar value)
			purchased as part of	of shares that may yet be
	Total number of	Average price	publicly announced	purchased under the
2010 Period	shares purchased (a)	paid per share	plans or programs (a)	plans or programs (a)
July	—	—	N/A	N/A
August	—	—	N/A	N/A
September	182,747	$9.30	N/A	N/A

Total	182,747

(a)	Represents shares of our common stock purchased under our redemption plan, pursuant to which we may elect to redeem shares at the request of our shareholders who have held their shares for at least one year from the date of their issuance, subject to certain conditions and limitations. The maximum amount of shares purchasable by us in any period depends on a number of factors and is at the discretion of our board of directors. The redemption plan will terminate if and when our shares are listed on a national securities market.
CPA®:17 Global 9/30/2010 10-Q — 36

Item 6. Exhibits

Exhibit No.	Description	Method of Filing
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
CPA®:17 Global 9/30/2010 10-Q — 37

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Corporate Property Associates 17 — Global Incorporated
Date 11/12/2010	By:	/s/ Mark J. DeCesaris
Mark J. DeCesaris
Managing Director and Chief Financial Officer (Principal Financial Officer)

Date 11/12/2010	By:	/s/ Thomas J. Ridings, Jr.
Thomas J. Ridings, Jr.
Executive Director and Chief Accounting Officer (Principal Accounting Officer)
CPA®:17 Global 9/30/2010 10-Q — 38

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
CPA®:17 Global 9/30/2010 10-Q — 39