Form 10-K
period 2010-12-31
Corporate Property Associates 17 - Global INC
filed 2011-03-18
CIK 1390213

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Registrant has no active market for its common stock. Non-affiliates held 109,513,611 shares of common stock at June 30, 2010.
As of March 14, 2011, there were 158,445,703 shares of common stock of registrant outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant incorporates by reference its definitive Proxy Statement with respect to its 2011 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of its fiscal year, into Part III of this Annual Report on Form 10-K.

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
CPA®:17 2010 10-K — 1

PART I
Item 1. Business.
(a) General Development of Business
Overview:
Corporate Property Associates 17 — Global Incorporated (together with its consolidated subsidiaries, “we”, “us” or “our”) is a publicly owned, non-listed real estate investment trust (“REIT”) and was formed as a Maryland corporation in February 2007 for the purpose of investing in a diversified portfolio of income-producing commercial properties and other real estate related assets, both domestically and outside the United States (“U.S.”). As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions and other factors. We conduct substantially all of our investment activities and own all of our assets through CPA®:17 Limited Partnership, our operating partnership. We are a general partner and a limited partner and own a 99.985% capital interest in the operating partnership. W. P. Carey Holdings, LLC (“Carey Holdings”), an indirect subsidiary of W. P. Carey & Co. LLC (“WPC”), holds a special general partner interest in the operating partnership.
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
We are externally managed by WPC through certain of its wholly-owned subsidiaries (collectively, the “advisor”). WPC is a publicly-traded company listed on the New York Stock Exchange under the symbol “WPC.” The advisor provides both strategic and day-to-day management services for us, including capital funding services, investment research and analysis, investment financing and other investment related services, asset management, disposition of assets, investor relations and administrative services. The advisor also provides office space and other facilities for us. We pay asset management fees and certain transactional fees to the advisor and also reimburse the advisor for certain expenses, including broker-dealer commissions the advisor pays on our behalf, marketing costs and personnel provided for administration of our operations. The advisor also currently serves in this capacity for other REITs that it formed under the Corporate Property Associates brand: Corporate Property Associates 14 Incorporated (“CPA®:14”), Corporate Property Associates 15 Incorporated (“CPA®:15”) and Corporate Property Associates 16 — Global Incorporated (“CPA®:16 — Global”), collectively, including us, the “CPA® REITs.” The advisor also serves as the advisor to Carey Watermark Investors Incorporated (“CWI”), which was formed in March 2008 for the purpose of acquiring interests in lodging and lodging-related properties.
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
Our principal executive offices are located at 50 Rockefeller Plaza, New York, NY 10020 and our telephone number is (212) 492-1100. We have no employees. At December 31, 2010, the advisor employed 170 individuals who are available to perform services for us.
CPA®:17 2010 10-K — 2

Significant Developments during 2010:
Acquisition Activity — During 2010, we completed fifteen investments, including nine domestic investments and six international investments at a total cost of approximately $1.0 billion. This investment activity included an investment with General Parts Inc. and Carquest Canada Ltd (collectively, “CARQUEST”) in North America totaling $259.7 million, two investments in Croatia with Agrokor d.d. (“Agrokor”) totaling $164.8 million and three investments in Spain totaling $189.5 million, comprised of two investments with Eroski Sociedad Cooperativa (“Eroski”) totaling $76.9 million and an investment with Distribuidora de Television Digital S.A. (“Sogecable”) totaling $112.6 million.
Additionally, during 2010, we purchased for $50.1 million a participation in the limited-recourse mortgage loan outstanding related to our New York Times venture, which had a balance of $117.7 million on that date.
Financing Activity — During 2010, we obtained mortgage financing totaling $431.7 million with a weighted average annual interest rate and term of up to 5.93% and 8.8 years, respectively. Additionally, our share of financing obtained by one unconsolidated venture totaled $14.5 million, with an annual interest rate and term of 5.91% and 10 years, respectively.
Public Offering — Since beginning fundraising in December 2007, we have raised more than $1.5 billion through the date of this Report, of which $593.1 million and $160.8 million were raised during 2010 and 2011, respectively.
In October 2010, we filed a registration statement with the SEC for a possible continuous public offering of up to an additional $1.0 billion of common stock, which we currently expect will commence after our initial public offering terminates. We refer to the possible public offering as the “follow-on offering.” There can be no assurance that we will actually commence the follow-on offering or successfully sell the full number of shares registered. Our initial public offering will terminate on the earlier of the date on which the registration statement for the follow-on offering becomes effective or May 2, 2011.
Proposed Asset Purchase — On December 13, 2010, two of our affiliates, CPA®:14 and CPA®:16 — Global, entered into a definitive agreement pursuant to which CPA®:14 will merge with and into a subsidiary of CPA®:16 — Global (the “Proposed Merger”), subject to the approval of the shareholders of CPA®:14 and other closing conditions. In connection with the Proposed Merger, we have agreed to purchase three properties from CPA®:14, for an aggregate purchase price of $57.4 million, plus the assumption of approximately $153.9 million of indebtedness. CPA®:16 — Global already is a joint venture partner in the properties being sold to us and does not wish to increase its ownership interest in them. This asset sale to us is contingent upon the approval of the Proposed Merger by shareholders of CPA®:14.
(b) Financial Information About Segments
We operate in one industry segment, real estate ownership, with domestic and foreign investments. Refer to Note 16 in the accompanying consolidated financial statements for financial information about this segment.
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
CPA®:17 2010 10-K — 3

As opportunities arise, we may also seek to expand our portfolio to include other types of real estate investments, such as the following:
•	equity investments in real properties that are not net leased to a single tenant under long-term leases and may include partially leased properties, multi-tenanted properties, vacant or undeveloped properties and properties subject to short-term net leases, among others;

•	mortgage loans secured by commercial real properties;

•	subordinated interests in first mortgage real estate loans, or B Notes;

•	mezzanine loans related to commercial real estate that are senior to the borrower’s equity position but subordinated to other third-party financing;

•	commercial mortgage-backed securities (“CMBS”);

•	equity and debt securities (including preferred equity and other higher-yielding structured debt and equity investments) and other interests issued by entities that are engaged in real-estate related businesses, including real estate funds and other REITs; and

•	credit-based investments.
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
Our Portfolio
At December 31, 2010, our portfolio was comprised of our full or partial ownership interests in 135 fully-occupied properties, substantially all of which were triple-net leased to 35 tenants, and totaled approximately 15 million square feet (on a pro rata basis). Our portfolio has the following property and lease characteristics:
Geographic Diversification
Information regarding the geographic diversification of our properties at December 31, 2010 is set forth below (dollars in thousands):

	Consolidated Investments		Equity Investments in Real Estate (b)
	Annualized	% of Annualized	Annualized	% of Annualized
	Contractual	Contractual	Contractual	Contractual
	Minimum	Minimum	Minimum	Minimum
Region	Base Rent (a)	Base Rent	Base Rent (a)	Base Rent
United States
East	$34,211	25%	$720	10%
South	22,819	17	—	—
Midwest	17,607	13	2,710	36
West	12,057	9	—	—

Total U.S.	86,694	64	3,430	46

International
Europe (c)	47,126	35	4,050	54
Canada	1,354	1	—	—

Total	$135,174	100%	$7,480	100%

(a)	Reflects annualized contractual minimum base rent for the fourth quarter of 2010.
CPA®:17 2010 10-K — 4

(b)	Reflects our pro rata share of annualized contractual minimum base rent for the fourth quarter of 2010 from equity investments in real estate.

(c)	Reflects investments in Croatia, Germany, Hungary, Poland, Spain and United Kingdom.
Property Diversification
Information regarding our property diversification at December 31, 2010 is set forth below (dollars in thousands):

	Consolidated Investments		Equity Investments in Real Estate (b)
	Annualized	% of Annualized	Annualized	% of Annualized
	Contractual	Contractual	Contractual	Contractual
	Minimum	Minimum	Minimum	Minimum
Property Type	Base Rent (a)	Base Rent	Base Rent (a)	Base Rent
Office	$50,960	38%	$—	—%
Warehouse/Distribution	37,881	28	4,050	54
Industrial	22,557	16	3,430	46
Retail	20,259	15	—	—
Education	2,495	2	—	—
Other Properties (c)	1,022	1	—	—

Total	$135,174	100%	$7,480	100%

(a)	Reflects annualized contractual minimum base rent for the fourth quarter of 2010.

(b)	Reflects our pro rata share of annualized contractual minimum base rent for the fourth quarter of 2010 from equity investments in real estate.

(c)	Other properties include hospitality and residential properties.
CPA®:17 2010 10-K — 5

Tenant Diversification
Information regarding our tenant diversification at December 31, 2010 is set forth below (dollars in thousands):

	Consolidated Investments		Equity Investments in Real Estate (c)
	Annualized	% of Annualized	Annualized	% of Annualized
	Contractual	Contractual	Contractual	Contractual
	Minimum	Minimum	Minimum	Minimum
Tenant Industry (a)	Base Rent (b)	Base Rent	Base Rent (b)	Base Rent
Media: Printing and Publishing	$33,297	25%	$—	—%
Retail Stores	29,789	22	4,050	54
Beverages, Food, and Tobacco	18,142	13	—	—
Electronics	7,502	6	—	—
Healthcare, Education and Childcare	6,119	4	—	—
Leisure, Amusement, Entertainment	5,887	4	—	—
Consumer Services	5,197	4	—	—
Textiles, Leather, and Apparel	4,718	3	—	—
Business and Commercial Services	4,000	3	—	—
Machine (Manufacturing)	3,883	3	—	—
Banking	3,821	3	—	—
Transportation — Cargo	3,202	2	—	—
Automobile	2,880	2	—	—
Chemicals, Plastics, Rubber, and Glass	2,534	2	3,430	46
Transportation — Personal	2,105	2	—	—
Other (d)	2,098	2	—	—

Total	$135,174	100%	$7,480	100%

(a)	Based on the Moody’s Investors Service (“Moody’s”) classification system and information provided by the tenant.

(b)	Reflects annualized contractual minimum base rent for the fourth quarter of 2010.

(c)	Reflects our pro rata share of annualized contractual minimum base rent for the fourth quarter of 2010 from equity investments in real estate.

(d)	Other includes revenue from tenants in our consolidated investments in the following industries: hotels and gaming, consumer non-durable goods, consumer and durable goods, and mining, metals and primary metal industries.
CPA®:17 2010 10-K — 6

Lease Expirations
At December 31, 2010, lease expirations at our properties were as follows (dollars in thousands):

	Consolidated Investments		Equity Investments in Real Estate (b)
	Annualized	% of Annualized	Annualized	% of Annualized
	Contractual	Contractual	Contractual	Contractual
	Minimum	Minimum	Minimum	Minimum
Year of Lease Expiration	Base Rent (a)	Base Rent	Base Rent (a)	Base Rent
2011-2023	$3,536	3%	$—	—%
2024	35,414	26	3,333	44
2025-2027	4,710	3	—	—
2028	18,126	13	—	—
2029	10,308	8	—	—
2030	41,418	31	717	10
2031	17,023	13	—	—
2032-2034	4,639	3	3,430	46

Total	$135,174	100%	$7,480	100%

(a)	Reflects annualized contractual minimum base rent for the fourth quarter of 2010.

(b)	Reflects our pro rata share of annualized contractual minimum base rent for the fourth quarter of 2010 from equity investments in real estate.
Asset Management
Our advisor is responsible for all aspects of our operations, including selecting our investments, formulating and evaluating the terms of each proposed acquisition, arranging for the acquisition of the investment, negotiating the terms of borrowings, managing our day-to-day operations and arranging for and negotiating sales of assets. With respect to our net lease investments, asset management functions include restructuring transactions to meet the evolving needs of current tenants, re-leasing properties, refinancing debt, selling assets and utilizing knowledge of the bankruptcy process. The advisor monitors, on an ongoing basis, compliance by tenants with their lease obligations and other factors that could affect the financial performance of any of our properties. Monitoring involves verifying that each tenant has paid real estate taxes, assessments and other expenses relating to the properties it occupies and confirming that appropriate insurance coverage is being maintained by the tenant. For international compliance, the advisor also utilizes third-party asset managers. The advisor reviews financial statements of our tenants and undertakes regular physical inspections of the condition and maintenance of our properties. Additionally, the advisor periodically analyzes each tenant’s financial condition, the industry in which each tenant operates and each tenant’s relative strength in its industry. With respect to other real estate related assets such as mortgage loans, B Notes and mezzanine loans, asset management operations include evaluating potential borrowers’ creditworthiness, operating history and capital structure. With respect to any investments in CMBS or other mortgage related instruments that we may make, the advisor will be responsible for selecting, acquiring and facilitating the acquisition or disposition of such investments, including monitoring the portfolio on an ongoing basis. Our advisor also monitors our portfolio to ensure that investments in equity and debt securities of companies engaged in real estate activities do not require us to register as an “investment company.”
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
CPA®:17 2010 10-K — 7

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
Financing Strategies
Our strategy is to borrow, generally, on a non-recourse basis. We will generally borrow in the same currency in which we receive income from the investment or in which we make an investment for which we are seeking financing. This will enable us to mitigate a portion of our currency risk on international investments. We currently estimate that we will borrow, on average, approximately 50%-60% of the value of our investments. Aggregate borrowings on our portfolio as a whole may not exceed, on average, the lesser of 75% of the total costs of all investments or 300% of our net assets unless the excess is approved by a majority of the independent directors and disclosed to shareholders in our next quarterly report, along with the reason for the excess. Net assets are our total assets (other than intangibles), valued at cost before deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities.
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
A majority of our financing requires us to make a lump-sum or “balloon” payment at maturity. At December 31, 2010, scheduled balloon payments for the next five years were as follows (in thousands):

2011	$—
2012	—
2013	—
2014	105,913	(a)
2015	43,285	(a)

(a)	Inclusive of amounts attributable to noncontrolling interests totaling $47.7 million in 2014 and $13.6 million in 2015.
CPA®:17 2010 10-K — 8

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
Tenant/Borrower Evaluation - The advisor evaluates each potential tenant or borrower for their creditworthiness, typically considering factors such as management experience; industry position and fundamentals; operating history and capital structure, as well as other factors that may be relevant to a particular investment. The advisor seeks opportunities in which it believes the tenant may have a stable or improving credit profile or the credit profile has not been recognized by the market. In evaluating a possible investment, the creditworthiness of a tenant or borrower often is a more significant factor than the value of the underlying real estate, particularly if the underlying property is specifically suited to the needs of the tenant; however, in certain circumstances where the real estate is attractively valued, the creditworthiness of the tenant may be a secondary consideration. Whether a prospective tenant or borrower is creditworthy will be determined by the advisor’s investment department and its investment committee, as described below. Creditworthy does not mean “investment grade.”
Properties Important to Tenant/Borrower Operations — The advisor focuses on properties that it believes are essential or important to the ongoing operations of the tenant. The advisor believes that these properties provide better protection in the event of a bankruptcy, since a tenant/borrower is less likely to risk the loss of a critically important lease or property in a bankruptcy proceeding or otherwise.
Diversification — The advisor attempts to diversify our portfolio to avoid dependence on any one particular tenant, borrower, collateral type, geographic location or tenant/borrower industry. By diversifying our portfolio, the advisor seeks to reduce the adverse effect of a single under-performing investment or a downturn in any particular industry or geographic region.
Lease Terms — Generally, the net leased properties in which we invest are leased on a full recourse basis to our tenants or their affiliates. In addition, the advisor seeks to include a clause in each lease that provides for increases in rent over the term of the lease. These increases are fixed or tied generally to increases in indices such as the Consumer Price Index (“CPI”), or other similar indices in the jurisdiction in which the property is located, but may contain caps or other limitations either on an annual or overall basis. Further, in some jurisdictions (notably Germany), these clauses must provide for rent adjustments based on increases or decreases in the relevant index. In the case of retail stores and hotels, the lease may provide for participation in gross revenues of the tenant at the property above a stated level. Alternatively, a lease may provide for mandated rental increases on specific dates and we may adopt other methods in the future.
Collateral Evaluation — The advisor reviews the physical condition of the property and conducts a market evaluation to determine the likelihood of replacing the rental stream if the tenant defaults or of a sale of the property in such circumstances. The advisor will also generally engage a third-party to conduct, or require the seller to conduct, Phase I or similar environmental site assessments (including a visual inspection for the potential presence of asbestos) in an attempt to identify potential environmental liabilities
CPA®:17 2010 10-K — 9

associated with a property prior to its acquisition. If potential environmental liabilities are identified, the advisor will generally require that identified environmental issues be resolved by the seller prior to property acquisition or, where such issues cannot be resolved prior to acquisition, require tenants contractually to assume responsibility for resolving identified environmental issues post-closing and provide indemnification protections against any potential claims, losses or expenses arising from such matters. Although the advisor generally relies on its own analysis in determining whether to make an investment, each real property purchased by us will be appraised by an appraiser that is independent of the advisor, prior to acquisition. All independent appraisers must be approved by our independent directors. The contractual purchase price (plus acquisition fees, but excluding acquisition expenses, payable to the advisor) for a real property we acquire will not exceed its appraised value, unless approved by our independent directors. The appraisals may take into consideration, among other things, the terms and conditions of the particular lease transaction, the quality of the lessee’s credit and the conditions of the credit markets at the time the lease transaction is negotiated. The appraised value may be greater than the construction cost or the replacement cost of a property, and the actual sale price of a property if sold by us may be greater or less than the appraised value. In cases of special purpose real estate, a property is examined in light of the prospects for the tenant/borrower’s enterprise and the financial strength and the role of that asset in the context of the tenant/borrower’s overall viability. Operating results of properties and other collateral may be examined to determine whether or not projected income levels are likely to be met.
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
Mortgage Loans Secured by Commercial Real Properties
We have invested in, and may in the future invest in, commercial mortgages and other commercial real estate interests consistent with the requirements for qualification as a REIT. We may originate or acquire interests in mortgage loans, which may pay fixed or variable interest rates or have “participating” features. We may also invest in secured corporate loans, which are loans collateralized by real property, personal property connected to real property (i.e., fixtures) and/or personal property, on which another lender may hold a first priority lien.
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
CPA®:17 2010 10-K — 10

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
Commercial Mortgage-Backed Securities
We have invested in, and may in the future invest in, mortgage-backed securities and other mortgage related or asset-backed instruments, including CMBS issued or guaranteed by agencies of the U.S. Government, non-agency mortgage instruments, and collateralized mortgage obligations that are fully collateralized by a portfolio of mortgages or mortgage related securities to the extent consistent with the requirements for qualification as a REIT. In most cases, mortgage-backed securities distribute principal and interest payments on the mortgages to investors. Interest rates on these instruments can be fixed or variable. Some classes of mortgage-backed securities may be entitled to receive mortgage prepayments before other classes do. Therefore, the prepayment risk for a particular instrument may be different than for other mortgage-related securities. We have designated our CMBS investments as securities held to maturity. On a quarterly basis, we evaluate our CMBS to determine if they have experienced an other-than temporary decline in value.
Equity and Debt Securities of Companies Engaged in Real Estate Activities, including other REITs
We may invest in equity and debt securities (including common and preferred stock, as well as limited partnership or other interests) of companies engaged in real estate activities. Companies engaged in real estate activities and real estate related investments may include, for example, companies engaged in the net lease business, REITs that either own properties or make construction or mortgage loans, real estate developers, companies with substantial real estate holdings and other companies whose products and services are related to the real estate industry, such as building supply manufacturers, mortgage lenders or mortgage servicing companies. Such securities may or may not be readily marketable and may or may not pay current dividends or other distributions. We may acquire all or substantially all of the securities or assets of companies engaged in real estate related activities where such investment would be consistent with our investment policies and our status as a REIT. In any event, we do not intend that our investments in securities will require us to register as an “investment company” under the Investment Company Act of 1940, as amended (the “Investment Company Act”), and we intend to generally divest appropriate securities before any such registration would be required.
Investment Decisions
The advisor’s investment department, under the oversight of its chief investment officer, is primarily responsible for evaluating, negotiating and structuring potential investment opportunities for us, the CPA® REITs and WPC. Before an investment is made, the transaction is reviewed by the advisor’s investment committee, except under the circumstances described below. The investment committee is not directly involved in originating or negotiating potential investments, but instead functions as a separate and final step in the acquisition process. The advisor places special emphasis on having experienced individuals serve on its investment committee. The advisor generally will not invest in a transaction on our behalf unless it is approved by the investment committee, except that investments with a total purchase price of $10.0 million or less may be approved by either the chairman of the investment committee or the advisor’s chief investment officer (up to, in the case of investments other than long-term net leases, a cap of $30.0 million or 5% of our estimated net asset value (“NAV”), whichever is greater, provided that such investments may not have a credit rating of less than BBB-). For transactions that meet the investment criteria of more than one CPA® REIT, the chief investment officer has discretion to allocate the investment to or among the CPA® REITs. In cases where two or more CPA® REITs (or one or more CPA® REIT and WPC) will hold the investment, a majority of the independent directors of each CPA® REIT investing in the property must also approve the transaction.
CPA®:17 2010 10-K — 11

The following people currently serve on the investment committee:
•	Nathaniel S. Coolidge, Chairman — Former senior vice president and head of the bond and corporate finance department of John Hancock Mutual Life Insurance (currently known as John Hancock Life Insurance Company). Mr. Coolidge’s responsibilities included overseeing its entire portfolio of fixed income investments.

•	Axel K.A. Hansing — Currently serving as a senior partner at Coller Capital, Ltd., a global leader in the private equity secondary market, and responsible for investment activity in parts of Europe, Turkey and South Africa.

•	Frank J. Hoenemeyer — Former vice chairman and chief investment officer of the Prudential Insurance Company of America. As chief investment officer, he was responsible for all of Prudential Insurance Company of America’s investments including stocks, bonds and real estate.

•	Jean Hoysradt — Currently serving as the chief investment officer of Mousse Partners Limited, an investment office based in New York.

•	Dr. Lawrence R. Klein — Currently serving as professor emeritus of economics and finance at the University of Pennsylvania and its Wharton School. Recipient of the 1980 Nobel Prize in economic sciences and former consultant to both the Federal Reserve Board and the President’s Council of Economic Advisors.

•	Richard C. Marston — Currently the James R.F. Guy professor of economics and finance at the University of Pennsylvania and its Wharton School.

•	Nick J.M. van Ommen — Former chief executive officer of the European Public Real Estate Association (EPRA), currently serves on the supervisory boards of several companies, including Babis Vovos International Construction SA, a listed real estate company in Greece, Intervest Retail and Intervest Offices, listed real estate companies in Belgium, BUWOG / ESG, a residential leasing and development company in Austria and IMMOFINANZ, a listed real estate company in Austria.

•	Dr. Karsten von Köller — Currently chairman of Lone Star Germany GMBH, a U.S. private equity firm (“Lone Star”), Chairman of the Supervisory Board of Düsseldorfer Hypothekenbank AG, a subsidiary of Lone Star, and Vice Chairman of the Supervisory Boards of IKB Deutsche Industriebank AG, Corealcredit Bank AG and MHB Bank AG.
The advisor is required to use its best efforts to present a continuing and suitable investment program to us but is not required to present to us any particular investment opportunity, even if it is of a character that, if presented, could be taken by us.
Segments
We operate in one industry segment, real estate ownership, with domestic and foreign investments. The New York Times Company represented 29% of our total 2010 lease revenues, inclusive of noncontrolling interests. Berry Plastics Corporation, Berry Plastics Holding Corporation and Berry Plastics Acquisition Corporation VII (collectively, “Berry Plastics”) are the tenants of three properties pursuant to a net lease with BPLAST LANDLORD (DE) LLC, which was a material equity investment of the Company for 2008. As a result, separate financial statements of BPLAST LANDLORD (DE) LLC are included in this Report. See Item 15 (a) (2).
Competition
In raising funds for investment, we face active competition from other funds with similar investment objectives that seek to raise funds from investors through publicly registered, non-traded funds, publicly-traded funds and private funds such as hedge funds. In addition, we face broad competition from other forms of investment.
We face active competition from many sources for investment opportunities in commercial properties net leased to major corporations both domestically and internationally. In general, we believe the advisor’s experience in real estate, credit underwriting and transaction structuring should allow us to compete effectively for commercial properties and other real estate related assets. However, competitors may be willing to accept rates of return, lease terms, other transaction terms or levels of risk that we may find unacceptable.
CPA®:17 2010 10-K — 12

Environmental Matters
We will generally invest in properties that are currently or historically used for commercial purposes, including industrial, manufacturing and commercial properties. Under various federal, state and local environmental laws and regulations, current and former owners and operators of property may have liability for the cost of investigating, cleaning up or disposing of hazardous materials released at, on, under, in or from the property. These laws typically impose responsibility and liability without regard to whether the owner or operator knew of or was responsible for the presence of hazardous materials or contamination, and liability under these laws is often joint and several. Third parties may also make claims against owners or operators of properties for personal injuries and property damage associated with releases of hazardous materials. As part of our efforts to mitigate these risks, we typically engage third parties to perform assessments of potential environmental risks when evaluating a new acquisition of property, and we intend to frequently obtain contractual protection (indemnities, cash reserves, letters of credit or other instruments) from property sellers, tenants, a tenant’s parent company or another third-party to address known or potential environmental issues.
Transactions with Affiliates
We have entered, and expect in the future to enter, into transactions with our affiliates, including the other CPA® REITs and WPC or its affiliates, if we believe that doing so is consistent with our investment objectives and we comply with our investment policies and procedures. These transactions typically take the form of jointly-owned ventures, direct purchases of assets, mergers or another type of transaction. Like us, the other CPA® REITs intend to consider alternatives for providing liquidity for their shareholders some years after they have invested substantially all of the net proceeds from their initial public offerings. Ventures with affiliates of WPC are permitted only if a majority of our directors (including a majority of our independent directors) not otherwise interested in the transaction approve the allocation of the transaction among the affiliates as being fair and reasonable to us and the affiliate makes its investment on substantially the same terms and conditions as us.
(d) Financial Information About Geographic Areas
See Our Portfolio above and Note 16 of the consolidated financial statements for financial information pertaining to our geographic operations.
(e) Available Information
All filings we make with the SEC, including our Annual Report on Form 10-K, our quarterly reports on Form 10-Q, and our current reports on Form 8-K, and any amendments to those reports, are available for free on our website, http://www.cpa17global.com, as soon as reasonably practicable after they are filed with or furnished to the SEC. Our SEC filings are available to be read or copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information regarding the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. Our filings can also be obtained for free on the SEC’s Internet site at http://www.sec.gov. We are providing our website address solely for the information of investors. We do not intend our website to be an active link or to otherwise incorporate the information contained on our website into this report. We will supply to any shareholder, upon written request and without charge, a copy of this Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the SEC.
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
The recent financial and economic crisis adversely affected our business, and the continued uncertainty in the global economic environment may adversely affect our business in the future.
Although we have seen signs of modest improvement in the global economy following the significant distress in 2008 and 2009, the economic recovery remains weak, and our business is still dependent on the speed and strength of that recovery, which cannot be predicted at the present time. To date, its effects on our business have been somewhat limited. At the date of this Report, we have one tenant, Waldaschaff Automotive GmbH, who has filed for bankruptcy and is making significantly reduced rent payments.
Depending on the strength of the recovery, we could in the future experience a number of additional effects on our business, including higher levels of default in the payment of rent by our tenants, additional bankruptcies and impairments in the value of our property investments, as well as difficulties in refinancing existing loans as they come due. Any of these conditions may negatively affect our earnings, as well as our cash flow and, consequently, our ability to sustain the payment of dividends at current levels.
CPA®:17 2010 10-K — 13

Our earnings or cash flow may also be adversely affected by other events, such as increases in the value of the U.S. Dollar relative to other currencies in which we receive rent, as well as the need to expend cash to fund increased redemptions. Additionally, our ability to make new investments will be affected by the availability of financing as well as our ability to raise new funds.
Deterioration in the credit markets could adversely affect our ability to finance or refinance investments and the ability of our tenants to meet their obligations, which could affect our ability to meet our financial objectives.
During the recent economic crisis, loans backed by real estate became increasingly difficult to obtain, and where obtainable, rates increased and terms became more onerous, as compared with prior years. Although we have recently seen a gradual improvement in capital market conditions, any reduction in available financing will affect our ability to achieve our financial objectives. Among other things, we may be unable to finance future acquisitions, which could cause potential acquisitions to fail to meet our investment criteria or, even if we determine that such criteria are met, reduce our returns until such time, if ever, as we are able to obtain financing for such investments. Even where we are able to obtain financing, higher costs of borrowing may negatively affect our profitability and cash flow. In addition, failure to obtain financing, or obtaining financing at reduced leverage ratios, will adversely affect our ability to achieve diversification in our overall portfolio, as the number of different investments we can make with our capital will be reduced.
In addition, the creditworthiness of some of our tenants was adversely affected by the recent credit crisis, and others may be adversely affected in the future if the lack of credit and available financing to fund their business operations returns. Any such effects could adversely impact our tenants’ ability to meet their ongoing lease obligations to us, which could in turn adversely affect our ability to make distributions.
Our distributions have exceeded, and may in the future exceed, our earnings in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and our adjusted cash flow from operating activities and may be paid from offering proceeds, borrowing proceeds and other sources, without limitation, particularly during the period before we have substantially invested the remaining net proceeds from our offering.
Over the life of our company, the regular quarterly cash distributions we pay are expected to be principally sourced by adjusted cash flow from operating activities. Adjusted cash flow from operating activities represents GAAP cash flow from operating activities, adjusted primarily to reflect timing differences between the period an expense is incurred and paid, to add cash distributions we receive from equity investments in real estate in excess of equity income and to subtract cash distributions we pay to our noncontrolling partners in real estate joint ventures that we consolidate. However, we have funded a portion of our cash distributions paid to date using net proceeds from our initial public offering and may do so in the future, particularly until we have substantially invested the offering net proceeds. In addition, our distributions paid to date have exceeded our GAAP earnings and future distributions may do the same, particularly until we have substantially invested the net proceeds of our offering. If our properties are not generating sufficient cash flow or our other expenses require it, we may need to sell properties or other assets, incur indebtedness or use offering proceeds if necessary to satisfy the REIT requirement that we distribute at least 90% of our REIT net taxable income, excluding net capital gains, and to avoid the payment of federal income tax. If we fund distributions from financings, then such financings will need to be repaid, and if we fund distributions from offering proceeds, then we will have fewer funds available for the acquisition of properties, which may affect our ability to generate future cash flows from operations and, therefore, reduce your overall return.
For U.S. federal income tax purposes, portions of the distributions we make may represent return of capital to our shareholders if they exceed our earnings and profits.
We were incorporated in February 2007 and have a limited operating history; therefore, there is no assurance that we will be able to achieve our investment objectives.
We were incorporated in February 2007 and have a limited operating history and a limited number of assets. We are subject to all of the business risks and uncertainties associated with any relatively new business, including the risk that we will not achieve our investment objectives as described in this Report and that the value of your investment could decline substantially. Our financial condition and results of operations will depend on many factors, including the availability of opportunities for the acquisition of assets, readily accessible short and long-term financing, conditions in the financial markets, economic conditions generally, and the performance of our advisor. There can be no assurance that we will be able to generate sufficient cash flow over time to pay our operating expenses and make distributions to shareholders.
CPA®:17 2010 10-K — 14

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
We have not yet identified most of the assets to be purchased with the remaining proceeds of our ongoing public offering and our distribution reinvestment plan; therefore, there could be a substantial delay between the time you invest in shares and the time substantially all the proceeds are invested by us. Delays in investing our capital could also arise from the fact that our advisor is simultaneously seeking to locate suitable investments for the other operating CPA® REITs managed by our advisor and its affiliates. We currently expect that, if the entire offering is subscribed for, it may take up to two years after commencement of the offering or one year after the termination of our offering, if later, until our capital is substantially invested. Pending investment, the balance of the proceeds of our offering will be invested in permitted temporary investments, which include short-term U.S. government securities, bank certificates of deposit and other short term liquid investments. The rate of return on those investments, which affects the amount of cash available to make distributions to shareholders, has been extremely low in recent years and most likely will be less than the return obtainable from real property or other investments. Therefore, delays in our ability to invest the proceeds of our offering could adversely affect our ability to pay distributions to our shareholders and adversely affect your total return. If we fail to timely invest the net proceeds of our offering or to invest in quality assets, our ability to achieve our investment objectives could be materially adversely affected. In addition, because we have not identified most of the assets to be purchased with the remaining net proceeds of our offering, uncertainty and risk is increased to you as you will be unable to evaluate the manner in which the net proceeds are to be invested.
We may recognize substantial impairment charges on our properties.
We have incurred, and may in the future incur, substantial impairment charges, which we are required to recognize whenever we sell a property for less than its carrying value or we determine that the carrying amount of the property is not recoverable and exceeds its fair value (or, for direct financing leases, that the unguaranteed residual value of the underlying property has declined). By their nature, the timing or extent of impairment charges are not predictable. We may incur impairment charges in the future, which may reduce our net income, although it will not necessarily affect our cash flow from operations.
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
Subject to our intention to maintain our qualification as a REIT, there are no limitations on the number or value of particular types of investments that we may make. Although we attempt to do so, we are not required to meet any diversification standards, including geographic diversification standards. If we raise less money in our public offering than anticipated, we will have fewer assets and less diversification. Our investments may become concentrated in type or geographic location, which could subject us to significant concentration of risk with potentially adverse effects on our investment objectives. Approximately 29% of our lease revenue in 2010 was derived from our net financing lease with The New York Times Company. A failure by The New York Times to meet its obligations to us could have a material adverse effect on our financial condition and results of operations and on our ability to pay distributions to our shareholders.
CPA®:17 2010 10-K — 15

Our success will be dependent on the performance of our advisor.
Our ability to achieve our investment objectives and to pay distributions will be largely dependent upon the performance of our advisor in the acquisition of investments, the selection of tenants, the determination of any financing arrangements, and the management of our assets. The advisory agreement has a one year term and may be renewed at our option upon expiration. The past performance of partnerships and CPA® REITs managed by our advisor may not be indicative of our advisor’s performance with respect to us. We cannot guarantee that our advisor will be able to successfully manage and achieve liquidity for us to the extent it has done so for prior REITs.
We may invest in assets outside our advisor’s core expertise and incur losses as a result.
We are not restricted in the types of investments we may make and we may invest in assets outside our advisor’s core expertise of long-term net leased properties. Our advisor may not be as familiar with the potential risks of investments outside net leased properties. If we invest in assets outside our advisor’s core expertise, the fact that our advisor does not have the same level of experience in evaluating investments outside its core business could result in such investments performing more poorly than long-term net lease investments, which in turn could adversely affect our revenues, NAV’s, and distributions to shareholders.
Our advisor has limited experience managing a REIT that has a broad investment strategy such as ours.
Our advisor has limited experience managing a REIT that has a broad investment strategy such as ours. The experience of our advisor consists mainly of making investments on behalf of the CPA® REITs in net leased properties. If we invest in other asset classes, our advisor’s lack of investing experience could cause increased investment expenses or lower quality investments than anticipated and therefore could adversely affect our revenues and distributions to our shareholders.
WPC and our sales agent are parties to a settlement agreement with the SEC and are subject to a federal court injunction.
In 2008, WPC and Carey Financial, the sales agent for this offering, settled all matters relating to an investigation by the SEC, including matters relating to payments by certain CPA® REITs other than us during 2000-2003 to broker-dealers that distributed their shares, which were alleged by the SEC to be undisclosed underwriting compensation, which WPC and Carey Financial neither admitted nor denied. In connection with implementing the settlement, a federal court injunction has been entered against WPC and Carey Financial enjoining them from violating a number of provisions of the federal securities laws. Any further violation of these laws by WPC or Carey Financial could result in civil remedies, including sanctions, fines and penalties, which may be more severe than if the violation had occurred without the injunction being in place. Additionally, if WPC or Carey Financial breaches the terms of the injunction, the SEC may petition the court to vacate the settlement and restore the SEC’s original action to the active docket for all purposes.
The settlement is not binding on other regulatory authorities, including the Financial Industry Regulatory Authority (“FINRA”), which regulates Carey Financial, state securities regulators, or other regulatory organizations, which may seek to commence proceedings or take action against WPC or its affiliates on the basis of the settlement or otherwise.
Additional regulatory action, litigation or governmental proceedings could adversely affect us by, among other things, distracting WPC and Carey Financial from their duties to us, resulting in significant monetary damages to WPC and Carey Financial which could adversely affect their ability to perform services for us, or resulting in injunctions or other restrictions on WPC’s or Carey Financial’s ability to act as our advisor and sales agent, respectively, in the U.S. or in one or more states.
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
CPA®:17 2010 10-K — 16

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
In the event of a merger in which our advisory agreement is terminated and Carey Asset Management is not replaced by an affiliate of Carey Asset Management as our advisor, the operating partnership must either repurchase all or a portion of Carey Holdings’ special general partner interest in our operating partnership or obtain the consent of Carey Holdings to the merger. This obligation may deter a transaction that could result in a merger in which we are not the survivor. This deterrence may limit the opportunity for shareholders to receive a premium for their shares of common stock that might otherwise exist if an investor attempted to acquire us through a merger.
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
CPA®:17 2010 10-K — 17

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
WPC and its affiliates specialize in providing lease financing services to corporations and in sponsoring funds, such as the CPA® REITs, and to a lesser extent CWI, that invest in real estate. The other operating CPA® REITs have investment policies and return objectives that are similar to ours and CWI is currently actively seeking opportunities to invest capital. Therefore, WPC and its affiliates, including other operating CPA® REITs, CWI, and future entities advised by WPC, may compete with us with respect to properties, potential purchasers, sellers and lessees of properties, and mortgage financing for properties. We do not have a non-competition agreement with WPC, the other operating CPA® REITs, or CWI and there are no restrictions on WPC’s ability to sponsor or manage funds or other investment vehicles that may compete with us in the future. Some of the entities formed and managed by WPC may be focused specifically on particular types of investments and receive preference in the allocation of those types of investments.
If we internalize our management functions, the percentage of our outstanding common stock owned by our other stockholders could be reduced, and we could incur other significant costs associated with being self-managed.
In the future, our board of directors may consider internalizing the functions performed for us by our advisor by, among other methods, acquiring our advisor’s assets. The method by which we could internalize these functions could take many forms. There is no assurance that internalizing our management functions will be beneficial to us and our shareholders. An acquisition of our advisor could also result in dilution of your interests as a shareholder and could reduce earnings per share and funds from operation per share. Additionally, we may not realize the perceived benefits or we may not be able to properly integrate a new staff of managers and employees or we may not be able to effectively replicate the services provided previously by our advisor, property manager or their affiliates. Internalization transactions, including without limitation, transactions involving the acquisition of advisors or property managers affiliated with entity sponsors have also, in some cases, been the subject of litigation. Even if these claims are without merit, we could be forced to spend significant amounts of money defending claims which would reduce the amount of funds available for us to invest in properties or other investments and to pay distributions. All of these factors could have a material adverse effect on our results of operations, financial condition and ability to pay distributions.
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
The tenants or managers of net leased properties are responsible for maintenance and other day-to-day management of the properties. If a property is not adequately maintained in accordance with the terms of the applicable lease, we may incur expenses for deferred maintenance expenditures or other liabilities once the property becomes free of the lease. A bankrupt or financially troubled tenant may be more likely to defer maintenance and it may be more difficult to enforce remedies, including those provided in the applicable lease, against such a tenant. In addition, to the extent tenants are unable to conduct their operation of the property on a financially
CPA®:17 2010 10-K — 18

successful basis, their ability to pay rent may be adversely affected. Monitoring, on an ongoing basis, compliance by tenants with their lease obligations and other factors that could affect the financial performance of our properties, may not in all circumstances ascertain or forestall deterioration either in the condition of a property or the financial circumstances of a tenant.
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
Under current authoritative accounting guidance for leases, a lease is classified by a tenant as a capital lease if the significant risks and rewards of ownership are considered to reside with the tenant. This situation is considered to be met if, among other things, the non-cancellable lease term is more than 75% of the useful life of the asset or if the present value of the minimum lease payments equals 90% or more of the leased property’s fair value. Under capital lease accounting for a tenant, both the leased asset and liability are reflected on their balance sheet. If the lease does not meet any of the criteria for a capital lease, the lease is considered an operating lease by the tenant and the obligation does not appear on the tenant’s balance sheet; rather, the contractual future minimum payment obligations are only disclosed in the footnotes thereto. Thus, entering into an operating lease can appear to enhance a tenant’s balance sheet in comparison to direct ownership. In response to concerns caused by a 2005 SEC study that the current model does not have sufficient transparency, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board conducted a joint project to re-evaluate lease accounting. In August 2010, the FASB issued a Proposed Accounting Standards Update titled “Leases,” providing its views on accounting for leases by both lessees and lessors. The FASB’s proposed guidance may require significant changes in how leases are accounted for by both lessees and lessors. As of the date of this Report, the FASB has not finalized its views on accounting for leases. Changes to the accounting guidance could affect both our accounting for leases as well as that of our tenants. These changes may affect how the real estate leasing business is conducted both domestically and internationally. For example, if the accounting standards regarding the financial statement classification of operating leases are revised, then companies may be less willing to enter into leases in general or desire to enter into leases with shorter terms because the apparent benefits to their balance sheets could be reduced or eliminated. This in turn could make it more difficult for us to enter into leases on terms we find favorable.
Our net tangible book value may be adversely affected if we are required to adopt certain fair value accounting provisions.
In June 2007, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (“AICPA”) issued accounting guidance that addresses when the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” must be applied by an entity and whether investment company accounting must be retained by a parent company in consolidation or by an investor in the application of the equity method of accounting. In addition, this guidance includes certain disclosure requirements for parent companies and equity method investors in investment companies that retain investment company accounting in the parent company’s consolidated financial statements or the financial statements of an equity method investor. In February 2008, the effective date of this guidance was indefinitely delayed, and adoption of the guidance was prohibited for any entity that had not previously adopted it. Additionally, in its investment properties project, the FASB is currently considering whether certain entities should measure investment property at fair value. As currently proposed, an entity would need to meet certain criteria related to its business purpose, activities, and capital structure to be within the scope of the guidance. Entities within the scope of the guidance would report all their investment properties at fair value on a recurring basis. We will assess the potential impact the adoption of these standards would have on our financial position and results of operations if we are required to adopt them.
While we maintain an exemption from the Investment Company Act, and are therefore not regulated as an investment company, we may be required to adopt fair value accounting provisions. Under these provisions, our investments would be recorded at fair value with changes in value reflected in our earnings, which may result in significant fluctuations in our results of operations and net tangible book value. Net tangible book value per share may be reduced by any declines in the fair value of our investments.
Our participation in joint ventures creates additional risk.
From time to time we participate in joint ventures and purchase assets jointly with the other operating CPA® REITs and/or WPC and may do so as well with third parties. There are additional risks involved in joint venture transactions. As a co-investor in a joint venture, we would not be in a position to exercise sole decision-making authority relating to the property, joint venture or other entity.
CPA®:17 2010 10-K — 19

In addition, there is the potential of our joint venture partner becoming bankrupt and the possibility of diverging or inconsistent economic or business interests of us and our partner. These diverging interests could result in, among other things, exposing us to liabilities of the joint venture in excess of our proportionate share of these liabilities. The partition rights of each owner in a jointly-owned property could reduce the value of each portion of the divided property. In addition, the fiduciary obligation that our advisor or members of our board may owe to our partner in an affiliated transaction may make it more difficult for us to enforce our rights.
Our operations could be restricted if we become subject to the Investment Company Act and your investment return, if any, may be reduced if we are required to register as an investment company under the Investment Company Act.
A person will generally be deemed to be an “investment company” for purposes of the Investment Company Act if:
•	it is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities; or

•	it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, which is referred to as the “40% test.”
We believe that we are engaged primarily in the business of acquiring and owning interests in real estate. We hold ourselves out as a real estate firm and do not propose to engage primarily in the business of investing, reinvesting or trading in securities. Accordingly, we do not believe that we are, or following this offering will be, an “orthodox” investment company as defined in section 3(a)(1)(A) of the Investment Company Act and described in the first bullet point above. Further, following this offering, we will have no material assets other than our 99.97% ownership interest in the operating partnership. Excepted from the term “investment securities” for purposes of the 40% test described above, are securities issued by majority-owned subsidiaries, such as our operating partnership, that are not themselves investment companies and are not relying on the exception from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act.
Our operating partnership relies upon the exemption from registration as an investment company pursuant to Section 3(c)(5)(C) of the Investment Company Act, which is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exemption generally requires that at least 55% of the operating partnership’s assets must be comprised of qualifying real estate assets and at least 80% of its portfolio must be comprised of qualifying real estate assets and real estate-related assets. Qualifying assets for this purpose include mortgage loans and other assets, including certain mezzanine loans, B Notes and C Notes, that the SEC staff in various no-action letters has affirmed can be treated as qualifying assets. We treat as real estate-related assets CMBS, debt and equity securities of companies primarily engaged in real estate businesses and securities issued by pass through entities of which substantially all the assets consist of qualifying assets and/or real estate-related assets. We rely on guidance published by the SEC staff or on our analyses of guidance published with respect to other types of assets to determine which assets are qualifying real estate assets and real estate-related assets. To the extent that the SEC staff publishes new or different guidance with respect to these matters, we may be required to adjust our strategy accordingly. In addition, we may be limited in our ability to make certain investments and these limitations could result in the operating partnership holding assets we might wish to sell or selling assets we might wish to hold.
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
We have purchased and may in the future purchase properties and/or assets secured by properties or interests in properties located outside the U.S. Foreign real estate investments involve certain risks not generally associated with investments in the U.S. These risks include unexpected changes in regulatory requirements, political and economic instability in certain geographic locations, potential imposition of adverse or confiscatory taxes, possible challenges to the anticipated tax treatment of the structures through which we acquire and hold investments, possible currency transfer restrictions, expropriation, the difficulty in enforcing obligations in other countries and the burden of complying with a wide variety of foreign laws. Each of these risks might adversely affect our performance
CPA®:17 2010 10-K — 20

and impair our ability to make distributions to our shareholders required to maintain our REIT qualification. In addition, there is less publicly available information about foreign companies and a lack of uniform financial accounting standards and practices (including the availability of information in accordance with GAAP) which could impair our ability to analyze transactions and receive timely and accurate financial information from tenants necessary to meet our reporting obligations to financial institutions or governmental or regulatory agencies. Certain of these risks may be greater in emerging markets and less developed countries.
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
The inability of a tenant in a single tenant property to pay rent will reduce our revenues and increase our expenses.
We expect that most of our commercial real estate properties will each be occupied by a single tenant, and therefore the success of our investments is materially dependent on the financial stability of such tenants. Lease payment defaults by tenants could cause us to reduce the amount of distributions to our shareholders. A default of a tenant on its lease payments to us would cause us to lose the revenue from the property and cause us to have to find an alternative source of revenue to meet any mortgage payment and prevent a foreclosure if the property is subject to a mortgage. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting our property. If a lease is terminated, there is no assurance that we will be able to lease the property for the rent previously received or sell the property without incurring a loss. Approximately 29% of our lease revenue in 2010 was derived from our net financing lease with The New York Times Company. A failure by The New York Times to meet its obligations to us could have a material adverse effect on our financial condition and results of operations and our ability to pay distributions to our shareholders.
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
CPA®:17 2010 10-K — 21

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
We and the other CPA® REITs managed by our advisor or its affiliates have had tenants file for bankruptcy protection and have been involved in litigation (including internationally). Four prior CPA® REITs reduced the rate of distributions to their investors as a result of adverse developments involving tenants.
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
In connection with entering into bankruptcy administration, a former tenant, Wagon Automotive GmbH, terminated its lease with us in May 2009 and a successor company, Waldaschaff Automotive GmbH, took over the business and has been paying rent to us, albeit at a significantly reduced rate. In April 2010, Waldaschaff Automotive GmbH executed a temporary lease under which monthly rent is unchanged but real estate expenses are now reimbursed by the tenant. Waldaschaff Automotive GmbH contributed $0.7 million of our lease revenue for the year ended December 31, 2010, inclusive of amounts attributable to noncontrolling interests of $0.2 million.
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
CPA®:17 2010 10-K — 22

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
We may have difficulty selling or re-leasing our properties and this lack of liquidity may limit our ability to quickly change our portfolio in response to changes in economic or other conditions.
Real estate investments generally have less liquidity compared to other financial assets and this lack of liquidity may limit our ability to quickly change our portfolio in response to changes in economic or other conditions. The leases we may enter into or acquire may be for properties that are specially suited to the particular needs of our tenant. With these properties, if the current lease is terminated or not renewed, we may be required to renovate the property or to make rent concessions in order to lease the property to another tenant. In addition, if we are forced to sell the property, we may have difficulty selling it to a party other than the tenant due to the special purpose for which the property may have been designed. These and other limitations may affect our ability to sell properties without adversely affecting returns to our shareholders.
Potential liability for environmental matters could adversely affect our financial condition.
We expect to invest in real properties historically used for industrial, manufacturing, and commercial purposes. We therefore may own properties that have known or potential environmental contamination as a result of historical or ongoing operations. Buildings and structures on the properties we purchase may have known or suspected asbestos-containing building materials. We may invest in properties located in countries that have adopted laws or observe environmental management standards that are less stringent than those generally followed in the U.S., which may pose a greater risk that releases of hazardous or toxic substances have occurred to the environment. Leasing properties to tenants that engage in these activities, and owning properties historically and currently used for industrial, manufacturing, and commercial purposes, will cause us to be subject to the risk of liabilities under environmental laws. Some of these laws could impose the following on us:
•	Responsibility and liability for the costs of investigation, removal or remediation of hazardous or toxic substances released on or from our real property, generally without regard to our knowledge of, or responsibility for, the presence of these contaminants.
•	Liability for claims by third parties based on damages to natural resources or property, personal injuries, or costs of removal or remediation of hazardous or toxic substances in, on, or migrating from our property.
•	Responsibility for managing asbestos-containing building materials, and third-party claims for exposure to those materials.
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
CPA®:17 2010 10-K — 23

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
Valuations that we obtain may include leases in place on the property being appraised, and if the leases terminate, the value of the property may become significantly lower.
The valuations that we obtain on our properties may be based on the value of the properties when the properties are leased. If the leases on the properties terminate, the value of the properties may fall significantly below the appraised value.
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
CPA®:17 2010 10-K — 24

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
The B Notes, C Notes, subordinate mortgage notes, mezzanine loans and participation interests in mortgage and mezzanine loans in which we may invest may be subject to risks relating to the structure and terms of the transactions, as well as subordination in bankruptcy, and there may not be sufficient funds or assets remaining to satisfy the subordinate notes in which we may have invested, which may result in losses to us.
We may invest in B Notes, C Notes, subordinate mortgage notes, mezzanine loans and participation interests in mortgage and mezzanine loans, to the extent consistent with our investment guidelines and the rules applicable to REITs. These investments are subordinate to first mortgages on commercial real estate properties and are secured by subordinate rights to the commercial real estate properties or by equity interests in the commercial entity. If a borrower defaults or declares bankruptcy, after senior obligations are met, there may not be sufficient funds or assets remaining to satisfy the subordinate notes in which we may have invested. Because each transaction is privately negotiated, B Notes, C Notes and subordinate mortgage notes can vary in their structural characteristics and lender rights. Our rights to control the default or bankruptcy process following a default will vary from transaction to transaction. The subordinate real estate-related debt in which we intend to invest may not give us the right to demand foreclosure. Furthermore, the presence of intercreditor agreements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies and control decisions made in bankruptcy proceedings relating to borrowers. Bankruptcy and borrower litigation can significantly increase the time needed for us to acquire underlying collateral in the event of a default, during which time the collateral may decline in value. In addition, there are significant costs and delays associated with the foreclosure process. The Internal Revenue Service (“IRS”) has issued restrictive guidance as to when a loan secured by equity in an entity will be treated as a qualifying REIT asset. Failure to comply with such guidance could jeopardize our ability to continue to qualify as a REIT.
Interest rate fluctuations and changes in prepayment rates could reduce our ability to generate income on our investments in commercial mortgage loans.
The yield on our investments in commercial mortgage loans may be sensitive to changes in prevailing interest rates and changes in prepayment rates. Therefore, changes in interest rates may affect our net interest income, which is the difference between the interest income we earn on our interest-earning investments and the interest expense we incur in financing these investments. We will often price loans at a spread to either U.S. Treasury obligations, swaps or the London Inter-Bank Offered Rate, or LIBOR. A decrease in these indexes may lower the yield on our investments. Conversely, if these indexes rise materially, borrowers may become delinquent or default on the high-leverage loans we occasionally target. As discussed below with respect to mortgage loans underlying commercial mortgage-backed securities, when a borrower prepays a mortgage loan more quickly than we expect, our expected return on the investment generally will be adversely affected.
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
CPA®:17 2010 10-K — 25

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
In times of economic distress, such as the recent downturn, the risk of loss on our investments in subordinated commercial mortgage-backed securities could increase. In 2009, we incurred a significant impairment charge on our CMBS investments. The prices of lower credit-quality securities are generally less sensitive to interest rate changes than more highly rated investments but are more sensitive to adverse economic downturns or individual property developments. An economic downturn or a projection of an economic downturn could cause a decline in the price of lower credit quality securities because the ability of obligors of mortgage loans underlying mortgage-backed securities to make principal and interest payments may be impaired. In such event, existing credit support to a securitized structure may be insufficient to protect us against loss of our principal on these securities.
Investments in B Notes and C Notes may be subject to additional risks relating to the privately negotiated structure and terms of the transaction, which may result in losses to us.
We may invest in B Notes and C Notes. A B Note is a mortgage loan typically (i) secured by a first mortgage on a single large commercial property or group of related properties and (ii) subordinated to an A Note secured by the same first mortgage on the same collateral. As a result, if a borrower defaults, there may not be sufficient funds remaining for B Note owners after payment to the A Note owners. B Notes, including C Notes, which are junior to B Notes, reflect similar credit risks to comparably rated CMBS. However, since each transaction is privately negotiated, B Notes can vary in their structural characteristics and risks. For example, the rights of holders of B Notes to control the process following a borrower default may be limited in certain investments. We cannot predict the terms of each B Note investment. Further, B Notes typically are secured by a single property and so reflect the increased risks associated with a single property compared to a pool of properties. B Notes also are less liquid than CMBS, and thus we may be unable to dispose of underperforming or non-performing investments. The higher risks associated with our subordinate position in B Note investments could subject us to increased risk of losses.
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
CPA®:17 2010 10-K — 26

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
CPA®:17 2010 10-K — 27

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
There is no active public trading market for our shares, and we do not expect there ever will be one. Our charter also prohibits the ownership by one person or affiliated group of more than 9.8% in value of our stock or more than 9.8% in value or number, whichever is more restrictive, of our outstanding shares of common stock, unless exempted by our board of directors, to assist us in meeting the REIT qualification rules, among other things. This limit on the number of our shares a person may own may discourage a change of control of us and may inhibit individuals or large investors from desiring to purchase your shares by making a tender offer for your shares through offers financially attractive to you. Moreover, you should not rely on our redemption plan as a method to sell shares promptly because our redemption plan includes numerous restrictions that limit your ability to sell your shares to us, and our board of directors may amend, suspend or terminate our redemption plan, without giving you advance notice. In particular, the redemption plan provides that we may redeem shares only if we have sufficient funds available for redemption and to the extent the total number of shares for which redemption is requested in any quarter, together with the aggregate number of shares redeemed in the preceding three fiscal quarters, does not exceed five percent of the total number of our shares outstanding as of the last day of the immediately preceding fiscal quarter. Therefore, it will be difficult for you to sell your shares promptly or at all. In addition, the price received for any shares sold prior to a liquidity event is likely to be less than the proportionate value of the real estate we own. Investor suitability standards imposed by certain states may also make it more difficult to sell your shares to someone in those states. As a result, our shares should be purchased as a long-term investment only.
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
Dividends payable by REITs generally do not qualify for reduced U.S. federal income tax rates because qualifying REITs do not pay U.S. federal income tax on their undistributed net income.
The maximum U.S. federal income tax rate for dividends payable by domestic corporations to taxable U.S. shareholders is 15% (through 2012 under current law). Dividends payable by REITs, however, are generally not eligible for the reduced rates, except to the extent that they are attributable to dividends paid by a taxable REIT subsidiary or a C corporation, or relate to certain other activities. This is because qualifying REITs receive an entity level tax benefit from not having to pay U.S. federal income tax on their
CPA®:17 2010 10-K — 28

undistributed net income. As a result, the more favorable rates applicable to regular corporate dividends could cause shareholders who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock. In addition, the relative attractiveness of real estate in general may be adversely affected by the reduced U.S. federal income tax rates applicable to corporate dividends, which could negatively affect the value of our properties.
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
CPA®:17 2010 10-K — 29

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
Our charter permits our board of directors to issue stock with terms that may subordinate the rights of the holders of our current common stock or discourage a third-party from acquiring us.
Our board of directors may determine that it is in our best interest to classify or reclassify any unissued stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications, and terms or conditions of redemption of any such stock. Thus, our board of directors could authorize the issuance of such stock with terms and conditions that could subordinate the rights of the holders of our common stock or have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of our common stock. However, the issuance of preferred stock must also be approved by a majority of independent directors not otherwise interested in the transaction, who will have access at our expense to our legal counsel or to independent legal counsel. In addition, the board of directors, with the approval of a majority of the entire board and without any action by the shareholders, may amend our charter from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series that we have authority to issue. If our board of directors determines to take any such action, it will do so in accordance with the duties it owes to holders of our common stock.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our principal corporate offices are located at 50 Rockefeller Plaza, New York, NY 10020. The advisor also has its primary international investment offices located in London and Amsterdam. The advisor also has office space domestically in Dallas, Texas and internationally in Shanghai. The advisor leases all of these offices and believes these leases are suitable for our operations for the foreseeable future.
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
CPA®:17 2010 10-K — 30

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
There is no active public trading market for our shares. At March 14, 2011, there were 50,741 holders of our shares.
Distributions
We are required to distribute annually at least 90% of our distributable REIT net taxable income to maintain our status as a REIT. Quarterly distributions declared for the past two years are as follows:

	2010	2009
First quarter	$0.1600	$0.1562
Second quarter	0.1600	0.1575
Third quarter	0.1600	0.1587
Fourth quarter	0.1600	0.1600

	$0.6400	$0.6324

Unregistered Sales of Equity Securities
(a)	For the three months ended December 31, 2010, we issued 141,715 restricted shares of our common stock to the advisor as consideration for asset management fees. These shares were issued at $10.00 per share, which represents our initial offering price. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(2) of the Securities Act, the shares issued were deemed to be exempt from registration. In acquiring our shares, the advisor represented that such interests were being acquired by it for the purposes of investment and not with a view to the distribution thereof.
(b)	We intend to use the net proceeds of our offering to invest in a diversified portfolio of income-producing commercial properties and other real estate related assets. The use of proceeds from our offering of common stock, which commenced in December 2007 pursuant to a registration statement (No. 333-140842) that was declared effective in November 2007, is as follows at December 31, 2010 (in thousands except share amounts):

Shares registered	200,000,000
Aggregate price of offering amount registered	$2,000,000
Shares sold (a)	137,550,626
Aggregated offering price of amount sold	$1,373,412
Direct or indirect payments to directors, officers, general partners of the issuer or their associates; to persons owning ten percent or more of any class of equity securities of the issuer; and to affiliates of the issuer	(137,439)
Direct or indirect payments to others	(12,242)

Net offering proceeds to the issuer after deducting expenses	1,223,731
Purchases of real estate, equity investments in real estate and real estate related assets, net of mortgage financing	(949,470)

Temporary investments in cash and cash equivalents	$274,261

(a)	Excludes shares issued to affiliates, including our advisor, and shares issued pursuant to our distribution reinvestment and stock purchase plan.
CPA®:17 2010 10-K — 31

Issuer Purchases of Equity Securities

Maximum number (or
			Total number of shares	approximate dollar value)
			purchased as part of	of shares that may yet be
	Total number of	Average price	publicly announced	purchased under the
2010 Period	shares purchased(a)	paid per share	plans or programs(a)	plans or programs(a)
October			N/A	N/A
November			N/A	N/A
December	174,023	$9.30	N/A	N/A

Total	174,023

(a)	Represents shares of our common stock purchased through our redemption plan, pursuant to which we may elect to redeem shares at the request of our shareholders who have held their shares for at least one year from the date of their issuance, subject to certain exceptions, conditions and limitations. The maximum amount of shares purchasable by us in any period depends on a number of factors and is at the discretion of our board of directors. The redemption plan will terminate if and when our shares are listed on a national securities market.

Item 6.	Selected Financial Data.
The following selected financial data should be read in conjunction with the consolidated financial statements and related notes in Item 8 (in thousands, except per share data):

	Years ended December 31,			Period ended
	2010	2009	2008	12/31/2007(a)
Operating Data
Total revenues	$99,522	$50,346	$9,684	$—

Net income (loss)	45,787	2,180	(1,650)	(106)
Add: Net (income) loss attributable to noncontrolling interests	(15,333)	(9,881)	403	—

Net income (loss) attributable to CPA®17 — Global shareholders (b)	30,454	(7,701)	(1,247)	(106)

Income (loss) per share:
Net income (loss) attributable to CPA®:17 — Global shareholders	0.27	(0.14)	(0.07)	(4.76)

Cash distributions declared per share	0.6400	0.6324	0.5578	0.0792

Balance Sheet Data
Total assets	$1,988,255	$1,067,872	$479,072	$2,944
Net investments in real estate (c)	1,426,907	698,332	273,314	8
Long-term obligations (d)	687,297	308,830	137,181	—

Other Information
Cash provided by operating activities	$67,975	$32,240	$4,443	$(17)
Cash distributions paid	60,937	27,193	5,196	—
Payment of mortgage principal (e)	6,541	4,494	540	—

(a)	For the period from inception (February 20, 2007) to December 31, 2007.

(b)	Net loss in 2009 reflects impairment charges totaling $26.8 million, inclusive of amounts attributable to noncontrolling interests totaling $2.8 million.

(c)	Net investments in real estate consists of net investments in properties, net investments in direct financing leases, real estate under construction and equity investments in real estate, as applicable.

(d)	Represents mortgage obligations and deferred acquisition fee installments.

(e)	Represents scheduled mortgage principal payments.
CPA®:17 2010 10-K — 32

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Business Overview
As described in more detail in Item 1 of this Report, we are a publicly owned, non-listed REIT that invests primarily in commercial properties leased to companies domestically and internationally. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions and other factors. We earn revenue principally by leasing the properties we own to single corporate tenants, on a triple-net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, contractual rent adjustments, tenant defaults and sales of properties. We were formed in 2007 and are managed by the advisor.
Financial Highlights
(in thousands)

	Years ended December 31,
	2010	2009	2008
Total revenues	$99,522	$50,346	$9,684
Net income (loss) attributable to CPA®:17 — Global shareholders	30,454	(7,701)	(1,247)
Cash flow provided by operating activities	67,975	32,240	4,443

Distributions paid	60,937	27,193	5,196

Supplemental financial measures:
Funds from operations — as adjusted (AFFO)	42,231	17,181	4,252
Adjusted cash flow from operating activities	48,099	20,286	3,340
We consider the performance metrics listed above, including certain supplemental metrics that are not defined by GAAP (“non-GAAP”) such as Funds from operations — as adjusted and Adjusted cash flow from operating activities, to be important measures in the evaluation of our results of operations, liquidity and capital resources. We evaluate our results of operations with a primary focus on the ability to generate cash flow necessary to meet our objectives of funding distributions to shareholders. Please see Supplemental Financial Measures below for our definition of these measures and reconciliations to their most directly comparable GAAP measure.
Total revenues and cash flow provided by operating activities increased in 2010 as compared to 2009, reflecting the results of our investment activity during 2010 and 2009.
Net income attributable to CPA®:17 — Global shareholders for the year ended December 31, 2010 reflected higher lease revenue and a reduction in the level of impairment charges recognized as compared to 2009. For 2009, net loss attributable to CPA®:17 — Global shareholders reflected the recognition of impairment charges totaling $26.8 million on our CMBS and real estate investments, inclusive of amounts attributable to noncontrolling interests of $2.8 million (Notes 7 and 11).
Our AFFO supplemental measure increased for the year ended December 31, 2010 as compared to 2009, primarily as a result of our investment activity during 2009 and 2010. For the year ended December 31, 2010 as compared to 2009, our adjusted cash flow from operating activities supplemental measure reflected increased cash flow, as described above.
CPA®:17 2010 10-K — 33

Current Trends
We are impacted by macro-economic environmental factors, the capital markets, and general conditions in the commercial real estate market, both in the U.S. and globally. As of the date of this Report, we have seen signs of modest improvement in the global economy following the significant distress experienced in 2008 and 2009. Our experience during 2010 reflects increased investment volume over the prior year, as well as an improved financing and fundraising environment. While these factors reflect favorably on our business, the economic recovery remains weak, and our business remains dependent on the speed and strength of the recovery, which cannot be predicted at this time. Nevertheless, as of the date of this Report, the impact of current financial and economic trends on our business, and our response to those trends, is presented below.
Fundraising
Fundraising trends for non-listed REITs generally reflect an increase in average monthly volume during 2010 compared to 2009. Additionally, the number of offerings has increased over 2009 levels. Consequently, there has been an increase in the competition for investment dollars.
While fundraising trends are difficult to predict, our recent fundraising continues to be strong. We raised $593.1 million for our initial public offering during 2010 and, through the date of this Report, have raised more than $1.5 billion since beginning fundraising in December 2007. We have made a concerted effort to broaden our distribution channels and are seeing a greater portion of our fundraising come from an expanded network of broker-dealers as a result of these efforts.
In October 2010, we filed a registration statement with the SEC for a possible continuous public offering of up to an additional $1.0 billion of common stock, which we currently expect will commence after our initial public offering terminates. There can be no assurance that we will actually commence the follow-on offering or successfully sell the full number of shares registered. Our initial public offering will terminate on the earlier of the date on which the registration statement for the follow-on offering becomes effective or May 2, 2011.
Capital Markets
We have recently seen evidence of a gradual improvement in capital markets conditions, including new issuances of CMBS debt. Capital inflows to both commercial real estate debt and equity markets have helped increase the availability of mortgage financing and asset prices have begun to recover from their credit crisis lows. Over the past few quarters, there has been continued improvement in the availability of financing; however, lenders remain cautious and continue to employ more conservative underwriting standards. We have seen commercial real estate capitalization rates begin to narrow from credit crisis highs, especially for higher-quality assets or assets leased to tenants with strong credit. The improvement in financing conditions combined with a stabilization of prices for high quality assets has helped to increase transaction activity, and our market has seen an increase in competition from both public and private investors.
Investment Opportunities
Our ability to complete investments fluctuates based on the pricing and availability of transactions and the pricing and availability of financing, among other factors.
As a result of the recent improving economic conditions and increasing seller optimism, we have seen an increased number of investment opportunities that we believe will allow us to enter into transactions on favorable terms. Although capitalization rates have remained compressed over the past few quarters compared to their credit crisis highs, we believe that the investment environment remains attractive. We believe that the significant amount of debt that remains outstanding in the marketplace, which will need to be refinanced over the next several years, will provide attractive investment opportunities for net lease investors such as ourselves. To the extent that these trends continue, we believe that our investment volume will benefit. However, we have recently seen an increasing level of competition for investments, both domestically and internationally, and further capital inflows into the marketplace could put additional pressure on the returns that we can generate from our investments and our willingness and ability to execute transactions.
We entered into investments totaling approximately $1.0 billion during 2010, representing an increase of $665.5 million over the prior year, and based on current conditions we expect that in 2011 we will be able to continue to take advantage of the investment opportunities we are seeing in both the U.S. and Europe. Investment volume reflects international investments of 45% (on a pro rata basis) during 2010. We currently expect that international transactions will continue to form a significant portion of our investments, although the relative portion of international investments in any given period will vary.
CPA®:17 2010 10-K — 34

Financing Conditions
We have recently seen a gradual improvement in both the credit and real estate financing markets. During 2010, we saw an increase in the number of lenders for both domestic and international investments as market conditions improved compared to prior years. However, during the fourth quarter of 2010, the cost of debt rose, but we anticipate that this may be recoverable either through deal pricing or if lenders adjust their spreads, which had been unusually high during the crisis. The increase was primarily as a result of a rise in the 10-year treasury rates for domestic deals and due to the impact of the sovereign debt issues in Europe. During 2010, we obtained non-recourse mortgage financing totaling $446.3 million (on a pro rata basis).
General Economic Environment
Foreign Exchange Rates
We have foreign investments and, as a result, are subject to risk from the effects of exchange rate movements. Our results of foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to foreign currencies. During 2010, the Euro weakened primarily as a result of sovereign debt issues in several European countries. Investments denominated in the Euro accounted for approximately 29% of our annualized contractual minimum base rent for 2010. During 2010, the U.S. dollar strengthened against the Euro, as the average conversion rate for the U.S. dollar in relation to the Euro decreased by 5% in comparison to 2009. Additionally, the end-of-period conversion rate of the Euro at December 31, 2010 decreased by 8% to $1.3253 from $1.4333 at December 31, 2009. This strengthening had a negative impact on our balance sheet at December 31, 2010 as compared to our balance sheet at December 31, 2009. While we actively manage our foreign exchange risk, a significant unhedged decline in the value of the Euro could have a material negative impact on our net asset values, future results, financial position and cash flows.
Real Estate Sector
As noted above, the commercial real estate market is impacted by a variety of macro-economic factors, including but not limited to growth in gross domestic product, unemployment, interest rates, inflation, and demographics. Since the beginning of the credit crisis, these macro-economic factors have persisted, negatively impacting commercial real estate market fundamentals, which has resulted in higher vacancies, lower rental rates, and lower demand for vacant space. While more recently there have been some indications of stabilization in asset values and slight improvements in occupancy rates, general uncertainty surrounding commercial real estate fundamentals and property valuations continues. We are chiefly affected by changes in the appraised values of our properties, tenant defaults, inflation, lease expirations, and occupancy rates.
Tenant Defaults
As a net lease investor, we are exposed to credit risk within our tenant portfolio, which can reduce our results of operations and cash flow from operations if our tenants are unable to pay their rent. Tenants experiencing financial difficulties may become delinquent on their rent and/or default on their leases and, if they file for bankruptcy protection, may reject our lease in bankruptcy court, resulting in reduced cash flow, which may negatively impact net asset values and require us to incur impairment charges. Even where a default has not occurred and a tenant is continuing to make the required lease payments, we may restructure or renew leases on less favorable terms, or the tenant’s credit profile may deteriorate, which could affect the value of the leased asset and could in turn require us to incur impairment charges.
As of the date of this Report, we have one tenant, Waldaschaff Automotive GmbH, in our portfolio operating under administrative protection who has been paying rent to us, albeit at a significantly reduced rate, while new lease terms are being negotiated. We have observed that many of our tenants have benefited from continued improvements in general business conditions.
To mitigate these risks, we have historically looked to invest in assets that we believe are critically important to a tenant’s operations and have attempted to diversify our portfolio by tenant, tenant industry and geography. We also monitor tenant performance through review of rent delinquencies as a precursor to a potential default, meetings with tenant management and review of tenants’ financial statements and compliance with any financial covenants. When necessary, our asset management process includes restructuring transactions to meet the evolving needs of tenants, re-leasing properties, refinancing debt and selling properties, as well as protecting our rights when tenants default or enter into bankruptcy.
CPA®:17 2010 10-K — 35

Inflation
Our leases generally have rent adjustments that are either fixed or based on formulas indexed to changes in the consumer price index CPI or other similar indices for the jurisdiction in which the property is located. Because these rent adjustments may be calculated based on changes in the CPI over a multi-year period, changes in inflation rates can have a delayed impact on our results of operations. Rent adjustments during 2009 and, to a lesser extent, 2010 generally benefited from increases in inflation rates during the years prior to the scheduled rent adjustment date. However, despite recent signs of inflationary pressure, we continue to expect that rent increases will be significantly lower in coming years as a result of the current historically low inflation rates in the U.S. and the Euro zone.
Lease Expirations and Occupancy
Our leases are in their early stages with no significant leases scheduled to expire or renew in the near term. The advisor actively manages our real estate portfolio and begins discussing options with tenants in advance of the scheduled lease expiration. In certain cases, we obtain lease renewals from our tenants; however, tenants may elect to move out at the end of their term, or may elect to exercise purchase options, if any, in their leases. In cases where tenants elect not to renew, we may seek replacement tenants or try to sell the property. Our occupancy remained at 100% at December 31, 2010, reflecting a portfolio of primarily new tenants.
Proposed Accounting Changes
The International Accounting Standards Board and FASB have issued an Exposure Draft on a joint proposal that would dramatically transform lease accounting from the existing model. These changes would impact most companies but are particularly applicable to those that are significant users of real estate. The proposal outlines a completely new model for accounting by lessees, whereby their rights and obligations under all leases, existing and new, would be capitalized and recorded on the balance sheet. For some companies, the new accounting guidance may influence whether or not, or the extent to which, they enter into the type of sale-leaseback transactions in which we specialize. At this time, the proposed guidance has not been finalized, and as such we are unable to determine whether this proposal will have a material impact on our business.
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
We consider cash flows from operating activities, cash flows from investing activities, cash flows from financing activities and certain non-GAAP performance metrics to be important measures in the evaluation of our results of operations, liquidity and capital resources. Cash flows from operating activities are sourced primarily from long-term lease contracts. These leases are generally triple net and mitigate, to an extent, our exposure to certain property operating expenses. Our evaluation of the amount and expected fluctuation of cash flows from operating activities is essential in evaluating our ability to fund operating expenses, service debt and fund distributions to shareholders.
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
CPA®:17 2010 10-K — 36

Results of Operations
We were formed in 2007 and have a limited operating history. The results of operations presented below for the year ended December 31, 2010 are not expected to be representative of future results because we anticipate that our asset base will increase substantially as we continue to invest capital. We entered into our first consolidated investment in June 2008 and recorded minimal property-related revenues and expenses during the year ended December 31, 2008. As our asset base increases, we expect that property-related revenues and expenses, as well as general and administrative expenses and other revenues and expenses, will increase.
We are dependent upon proceeds received from our initial public offering to conduct our proposed activities. The capital required to make investments will be obtained from the offering and from any mortgage indebtedness that we may incur in connection with our investment activity.
We own interests in consolidated ventures ranging from 55% to 70%, including our 55% interest in the New York Times transaction. Although we consolidate the results of operations of these ventures, because our effective ownership interests in these ventures are low, a significant portion of the results of operations from these ventures is reduced by our noncontrolling partners’ interests.
The following table presents the components of our lease revenues (in thousands):

	Years ended December 31,
	2010	2009	2008
Rental income	$52,292	$18,333	$6,630
Interest income from direct financing leases	40,028	29,117	1,392

	$92,320	$47,450	$8,022

CPA®:17 2010 10-K — 37

The following table sets forth the net lease revenues (i.e., rental income and interest income from direct financing leases) that we earned from lease obligations through our direct ownership of real estate (in thousands):

	Years ended December 31,
Lessee (Date Acquired or Placed in Service)	2010	2009	2008
The New York Times Company (3/2009) (a)	$26,768	$21,751	$—
Eroski Sociedad Cooperativa (6/2010, 2/2010, 12/2009) (b) (c)	8,281	101	—
LifeTime Fitness, Inc. (9/2008)	6,847	6,847	1,712
Agrokor d.d. (4/2010, 12/2010) (b)	6,783	—	—
Frontier Spinning Mills, Inc. (12/2008) (a)	4,464	4,469	12
US Oncology, Inc. (12/2009)	4,189	251	—
Actebis Peacock GmbH (7/2008) (a) (b)	3,967	4,143	2,065
Angelica Corporation (3/2010)	3,855	—	—
Kronos Products, Inc. (3/2010)	3,784	—	—
Laureate Education, Inc. (7/2008)	2,895	2,893	1,325
Mori Seiki USA, Inc. (12/2009)	2,811	189	—
Sabre Communications Corporation and Cellxion, LLC (6/2010, 8/2008)	2,695	2,578	1,083
JP Morgan Chase Bank, National Association and AT&T Wireless Services (5/2010)	2,440	—	—
TDG Limited (4/2010, 5/2010) (b)	2,040	—	—
Wagon Automotive Nagold GmbH (8/2008) (a)(b)(d)	2,033	2,316	865
National Express Limited (12/2009) (b)	1,919	52	—
Berry Plastics Corporation (3/2010) (c)	1,548	—	—
Waldaschaff Automotive GmbH (formerly Wagon Automotive GmbH) (8/2008) (a)(b)(e)	670	1,346	830
Other (b)	4,331	514	130

	$92,320	$47,450	$8,022

(a)	These revenues are generated in consolidated ventures, generally with our affiliates, and on a combined basis, include lease revenues applicable to noncontrolling interests totaling $15.9 million, $14.0 million and $1.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.

(b)	Amounts are subject to fluctuations in foreign currency exchange rates. The average rate for the U.S. dollar in relation to the Euro during both 2010 and 2009 strengthened by approximately 5% in comparison to the respective prior year periods, resulting in a negative impact on lease revenues for our Euro-denominated investments in 2010 and 2009.

(c)	We also own an interest in a venture with one of our affiliates that leases another property to this lessee, which we account for as an equity investment in real estate.

(d)	The decrease was primarily due to the sale of a parcel of land in April 2010 which resulted in a subsequent reduction of rent.

(e)	The decrease was due to a restructuring of the Waldaschaff Automotive GmbH lease. In connection with entering into Administration, Wagon Automotive GmbH, the former tenant, terminated its lease with us in May 2009 and a successor company, Waldaschaff Automotive GmbH, took over the business and began paying rent to us at a significantly reduced rate. Subsequently, in April 2010, Waldaschaff Automotive GmbH executed a temporary lease under which monthly rent is unchanged.
CPA®:17 2010 10-K — 38

We recognize income from equity investments in real estate, of which lease revenues are a significant component. The following table sets forth the net lease revenues earned by these ventures. Amounts provided are the total amounts attributable to the ventures and do not represent our proportionate share (dollars in thousands):

	Ownership Interest at	Years ended December 31,
Lessee (Date Acquired)	December 31, 2010	2010	2009	2008
Tesco plc (7/2009) (a)	49%	$7,337	$3,420	$—
Berry Plastics Corporation (12/2007) (b)	50%	6,666	6,641	6,651
Eroski Sociedad Cooperativa — Mallorca (6/2010) (a) (b)	30%	1,710	—	—

		$15,713	$10,061	$6,651

(a)	Amounts are subject to fluctuations in foreign currency exchange rates. The average rate for the U.S. dollar in relation to the Euro during both 2010 and 2009 strengthened by approximately 5% in comparison to the respective prior year periods, resulting in a negative impact on lease revenues for our Euro-denominated investments in 2010 and 2009.

(b)	We also consolidate a venture with one of our affiliates that leases another property to this lessee.
Lease Revenues
Our net leases generally have rent adjustments based on formulas indexed to changes in the CPI or other similar indices for the jurisdiction in which the property is located, sales overrides or other periodic increases, which are intended to increase lease revenues in the future. We own international investments and therefore, lease revenues from these investments are subject to fluctuations in exchange rates in foreign currencies.
2010 vs. 2009 — For the year ended December 31, 2010 as compared to 2009, lease revenues increased by $44.9 million primarily due to our investment activity during 2009 and 2010.
2009 vs. 2008 — For the year ended December 31, 2009 as compared to 2008, lease revenues increased by $39.4 million as a result of our investment activity during 2008 and 2009, including lease revenues earned in 2009 totaling $21.8 million from the New York Times transaction.
Other Real Estate Operations
Other real estate operations represents the results of operations (revenues and operating expenses) of our domestic hotel venture, which we acquired in May 2010. Our results of operations from our hotel venture reflected income and expenses of $2.2 million and $1.3 million, respectively, for the year ended December 31, 2010.
Interest Income from CMBS and Notes Receivable
Interest income from CMBS and notes receivable was comprised only of Interest income from CMBS for the years ended December 31, 2009 and 2008.
2010 vs. 2009 — For the year ended December 31, 2010 as compared to 2009, interest income from CMBS investments and notes receivable increased by $0.8 million, primarily as a result of interest income from notes receivable totaling $1.5 million recognized during 2010, primarily consisting of $1.3 million in interest income from a participation in the limited-recourse mortgage loan outstanding related to our New York Times venture that we purchased in July 2010, offset by a decrease in interest income from CMBS investments. Following the recognition of impairment charges during the fourth quarter of 2009, the carrying value of the CMBS investments was equal to the amount of cash flows we expect to collect, and therefore no amounts were accreted into income during the year ended December 31, 2010.
2009 vs. 2008 — For the year ended December 31, 2009 as compared to 2008, interest income from CMBS investments and notes receivable increased by $1.1 million, reflecting the full year impact of the CMBS investments, which we acquired during the second quarter of 2008. We recognized other-than-temporary impairment charges totaling $15.6 million in earnings in connection with our CMBS investments during 2009 (see Impairment charges on CMBS below).
CPA®:17 2010 10-K — 39

Depreciation and Amortization
2010 vs. 2009 — For the year ended December 31, 2010 as compared to 2009, depreciation and amortization increased by $9.2 million, related to investments we entered into during 2009 and 2010.
2009 vs. 2008 — For the year ended December 31, 2009 as compared to 2008, depreciation and amortization increased by $3.5 million related to investments we entered into during 2008 and 2009.
General and Administrative
2010 vs. 2009 — For the year ended December 31, 2010 as compared to 2009, general and administrative expense increased by $1.8 million, primarily due to increases in professional fees of $0.9 million and management expenses of $0.5 million. Professional fees include legal, accounting and investor-related expenses incurred in the normal course of business. Management expenses include our reimbursements to WPC for the allocated costs of personnel and overhead in providing management of our day-to-day operations, including accounting services, shareholder services, corporate management, and property management and operations.
2009 vs. 2008 — For the year ended December 31, 2009 as compared to 2008, general and administrative expenses increased by $1.4 million, primarily due to increases in professional fees of $0.5 million, business development expenses of $0.4 million and management expenses of $0.3 million. Business development costs reflect costs incurred in connection with potential investments that ultimately were not consummated.
Property Expenses
2010 vs. 2009 — For the year ended December 31, 2010 as compared to 2009, property expenses increased by $3.7 million, primarily due to increases in asset management fees of $2.6 million and reimbursable tenant costs of $1.2 million. Asset management fees increased as a result of 2010 investment volume. Reimbursable tenant costs are recorded as both revenue and expenses and therefore have no impact on our results of operations.
2009 vs. 2008 — For the year ended December 31, 2009 as compared to 2008, property expenses increased by $2.5 million, primarily due to an increase of $1.8 million in asset management fees payable to WPC and an increase of $0.5 million in uncollected rent expense related to Wagon Automotive Nagold GmbH.
Impairment Charges on Net Investments in Properties
2009 — During 2009, we incurred impairment charges of $8.3 million related to properties leased to Waldaschaff Automotive GmbH and Wagon Automotive Nagold GmbH. We recognized an impairment charge of $7.5 million related to the Waldaschaff Automotive GmbH property, which was formerly leased to Wagon Automotive GmbH, to reduce the property’s carrying value to its estimated fair value. In addition, we recognized an impairment charge of $0.8 million related to the Wagon Automotive Nagold GmbH property to reflect the decline in its estimated residual value.
See Income (loss) from equity investments in real estate for information regarding impairment charges recognized in connection with our equity investments in real estate during 2009.
Impairment Charges on CMBS
2009 — During 2009, we incurred other-than-temporary impairment charges on our CMBS portfolio totaling $17.1 million to reduce the carrying value of the portfolio to its estimated fair value as a result of increased delinquencies in our CMBS portfolio and our expectation of future credit losses. Of the total impairment charges, we recognized $15.6 million in earnings related to our expected credit losses and $1.5 million in Other comprehensive loss (“OCL”) in equity related to noncredit factors (Note 7).
Income (Loss) from Equity Investments in Real Estate
Income (loss) from equity investments in real estate represents our proportionate share of net income or net loss (revenue less expenses) from investments entered into with affiliates in which we have a noncontrolling interest but over which we exercise significant influence. Under current accounting guidance for investments in unconsolidated ventures, we are required to periodically compare an investment’s carrying value to its estimated fair value and recognize an impairment charge to the extent that carrying value exceeds fair value.
CPA®:17 2010 10-K — 40

2010 vs. 2009 — For the year ended December 31, 2010 as compared to 2009, income from equity investments in real estate increased $0.3 million, primarily due to our investment in the Eroski — Mallorca transaction in June 2010, which contributed income of $0.4 million during 2010.
2009 vs. 2008 — For the year ended December 31, 2009, we recognized income from equity investments in real estate of $1.4 million as compared to a loss from equity investments in real estate of $1.8 million during 2008. Income from equity investments in real estate recognized during 2009 was substantially comprised of our share of income earned by a venture that leases properties to Berry Plastics. In addition to income earned from its ongoing operations, during 2009 this venture recognized a gain on extinguishment of debt of $6.5 million in connection with the repayment of its existing $39.0 million non-recourse mortgage loan at a discount for $32.5 million. Our share of the gain on extinguishment of debt was $3.2 million; however, our share of the gain was reduced by $2.9 million due to an other-than-temporary impairment charge that we recognized to reduce the carrying value of our investment to the estimated fair value of the venture’s underlying net assets.
The loss from equity investments in real estate of $1.8 million recognized during 2008 was primarily due to the recognition of an other-than-temporary impairment charge of $2.1 million to reduce the carrying value of our investment in the Berry Plastics venture to the estimated fair value of the venture’s underlying net assets.
Other Income and (Expenses)
Other income and (expenses) consists primarily of gains and losses on foreign currency transactions. We and certain of our foreign consolidated subsidiaries have intercompany debt and/or advances that are not denominated in the entity’s functional currency. When the intercompany debt or accrued interest thereon is remeasured against the functional currency of the entity, a gain or loss may result. For intercompany transactions that are of a long-term investment nature, the gain or loss is recognized as a cumulative translation adjustment in OCL. We also recognize gains or losses on foreign currency transactions when we repatriate cash from our foreign investments. In addition, we have embedded credit derivatives for which realized and unrealized gains and losses are included in earnings. The timing and amount of such gains and losses cannot always be estimated and are subject to fluctuation.
2010 — For the year ended December 31, 2010, we recognized net other income of $0.7 million, which was comprised of realized foreign currency transaction gains, principally as a result of cash received from foreign subsidiaries in connection with intercompany debt and foreign ventures acquired in 2010.
2009 — For the year ended December 31, 2009, we recognized net other expenses of $2.5 million, which was primarily comprised of realized losses of $2.0 million on foreign currency transactions as a result of changes in foreign currency exchange rates on deposits that had been held for new investments but that were released to us because the transactions were not consummated
2008 — For the year ended December 31, 2008, we recognized net other expenses of $1.8 million, which was primarily comprised of a charge of $1.4 million to write down to its estimated fair value an embedded credit derivative related to Wagon Automotive GmbH (the predecessor tenant of Waldaschaff Automotive GmbH) and Wagon Automotive Nagold investments.
Interest Expense
2010 vs. 2009 — For the year ended December 31, 2010 as compared to 2009, interest expense increased by $17.0 million primarily as a result of mortgage financing obtained during 2010 and 2009 in connection with our investment activity.
2009 vs. 2008 — For the year ended December 31, 2009 as compared to 2008, interest expense increased by $7.1 million as a result of mortgage financing obtained during 2009 and 2008 in connection with our investment activity.
Net Income (Loss) Attributable to CPA®:17 — Global Shareholders
2010 vs. 2009 — For the year ended December 31, 2010, the resulting net income attributable to CPA®:17 — Global shareholders was $30.5 million as compared to a net loss of $7.7 million for 2009.
CPA®:17 2010 10-K — 41

2009 vs. 2008 — For the year ended December 31, 2009 as compared to 2008, the resulting net loss attributable to CPA®:17 — Global shareholders increased by $6.5 million to $7.7 million.
Funds from Operations — as Adjusted (AFFO)
2010 vs. 2009 — For the year ended December 31, 2010 as compared to 2009, AFFO increased by $25.0 million, primarily as a result of the aforementioned increases in results of operations as generated from our investment activity. AFFO is a non-GAAP measure we use to evaluate our business. For a definition of AFFO and reconciliation to net income (loss) attributable to CPA®:17 — Global shareholders, see Supplemental Financial Measures below.
2009 vs. 2008 — For the year ended December 31, 2009 as compared to 2008, AFFO increased by $12.9 million, primarily as a result of the aforementioned increases in results of operations as generated from our investment activity.
Financial Condition
Sources and Uses of Cash During the Year
Our initial public offering will terminate at the earlier of (i) the date on which the registration for our anticipated follow-on offering is declared effective by the SEC or (ii) May 2, 2011. We expect to continue to invest the proceeds of our offering in a diversified portfolio of income-producing commercial properties and other real estate related assets. Once we have fully invested these proceeds, we expect that our primary source of operating cash flow will be cash flow generated from our net leases and other real estate related assets. We expect that these cash flows will fluctuate period to period due to a number of factors, which may include, among other things, the timing of purchases and sales of real estate, the timing of proceeds from non-recourse mortgage loans and receipt of lease revenues, the advisor’s annual election to receive fees in restricted shares of our common stock or cash, changes in foreign currency exchange rates and the timing and characterization of distributions received from equity investments in real estate. Despite this fluctuation, we believe our net leases and other real estate related assets will generate sufficient cash from operations and from equity distributions in excess of equity income in real estate to meet our short-term and long-term liquidity needs. However, until we have fully invested the proceeds of our offering, we may use a portion of the offering proceeds to fund our operating activities and distributions to shareholders (see Financing Activities below). Our sources and uses of cash during the year are described below.
Operating Activities
During the year ended December 31, 2010, we used cash flows provided by operating activities of $68.0 million to fund cash distributions to shareholders of $30.6 million, which excludes the $30.3 million in dividends that were reinvested by shareholders in our common stock through our distribution reinvestment and share purchase plan (“DRP”). We also paid distributions of $13.0 million to affiliates who hold noncontrolling interests in various entities with us and made scheduled principal installments on mortgage loans of $6.5 million. For 2010, the advisor elected to continue to receive its asset management fees in restricted shares of our common stock, and as a result, we paid asset management fees of $4.6 million through the issuance of restricted stock rather than in cash.
Investing Activities
Our investing activities are generally comprised of real estate-related transactions (purchases and sales), payment of deferred acquisition fees to the advisor and capitalized property-related costs. During the year ended December 31, 2010, our investment activity totaled $1.0 billion, including a total of $917.9 million to acquire fifteen consolidated investments and to fund construction costs for five build-to-suit projects, one of which was placed into service during the first quarter of 2010. We also used $90.7 million to fund or purchase note receivables, comprised of $50.1 million to purchase a participation in the limited-recourse mortgage loan outstanding related to our New York Times venture and $40.6 million to provide financing to a subsidiary of a property developer in China as part of an intended strategic plan to cooperate on investments in China with that developer. Our investment activity also included $10.6 million related primarily to our equity investment, Eroski — Mallorca, in Spain. We paid foreign value added taxes, or VAT, totaling $53.2 million during 2010 in connection with several international investments, of which $40.4 million was recovered during 2010, with the remainder expected to be fully recovered in future periods. We also placed $52.5 million in escrow for potential future transactions, primarily related to the purchase of our participation in the non-recourse mortgage loan related to our New York Times venture, as noted above and subsequently released these funds upon completion of the transaction. We received $7.4 million from the repayment of notes receivable, primarily related to the repayment of Federal Deposit Insurance Corporation guaranteed unsecured notes that matured during the period totaling $7.0 million. Payments of deferred acquisition fees to the advisor totaled $7.2 million for 2010.
CPA®:17 2010 10-K — 42

Financing Activities
In addition to paying distributions to shareholders and to affiliates that hold noncontrolling interests in various entities with us and making scheduled mortgage principal payments, our financing activities for the year ended December 31, 2010 primarily consisted of the receipt of $557.9 million in net proceeds from our initial public offering and proceeds from mortgage financings related to recent investment activity totaling $425.9 million. In addition, we used $53.0 million to prepay two non-recourse mortgage loans, primarily consisting of one loan totaling $51.1 million, which was refinanced for new non-recourse debt of $53.0 million, included in proceeds from mortgage financings above.
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
We maintain a quarterly redemption plan pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from shareholders seeking liquidity. We limit the number of shares we may redeem so that the shares we redeem in any quarter, together with the aggregate number of shares redeemed in the preceding three fiscal quarters, does not exceed a maximum of 5% of our total shares outstanding as of the last day of the immediately preceding quarter. In addition, our ability to effect redemptions is subject to our having available cash to do so. For the year ended December 31, 2010, we received requests to redeem 616,159 shares of our common stock pursuant to our redemption plan, and we used $5.7 million to fulfill these requests at a price per share of $9.30. We funded share redemptions during 2010 from the proceeds of the sale of shares of our common stock pursuant to our DRP.
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
Our adjusted cash flow from operating activities for the years ended December 31, 2010, 2009 and 2008 was $48.1 million, $20.3 million and $3.7 million, respectively. These increases were primarily due to increases in property-level cash flow generated from our recent investment activity during 2009 and 2010.
CPA®:17 2010 10-K — 43

Summary of Financing
The table below summarizes our non-recourse and limited-recourse long-term debt (dollars in thousands):

	December 31,
	2010	2009

Balance
Fixed rate	$516,103	$154,754
Variable rate (a)	151,375	146,154

Total	$667,478	$300,908

Percent of total debt
Fixed rate	77%	51%
Variable rate (a)	23%	49%

	100%	100%

Weighted average interest rate at end of period
Fixed rate	6.2%	7.1%
Variable rate (a)	5.4%	5.3%

(a)	Variable-rate debt at December 31, 2010 consisted of (i) $116.7 million that is subject to an interest rate cap, but for which the applicable interest rate was below the interest rate cap at December 31, 2010 and (ii) $34.7 million that has been effectively converted to fixed-rate debt through interest rate swap derivative instruments.
Cash Resources
At December 31, 2010, our cash resources consisted of cash and cash equivalents totaling $162.7 million, which primarily reflects the uninvested proceeds of our initial public offering at that date. As discussed above, we currently expect to continue to raise funds through our initial public offering through the earlier of (i) the date that our anticipated follow-on offering is declared effective by the SEC or (ii) May 2, 2011. However, there can be no assurance that we will actually commence our follow-on offering or, if commenced, that we will successfully raise the amount of funds sought in that offering. Of our total cash and cash equivalents at December 31, 2010, $20.2 million, at then-current exchange rates, was held in foreign bank accounts, but we could be subject to restrictions or significant costs should we decide to repatriate these amounts. At December 31, 2010, we had unleveraged properties that had an aggregate carrying value of $280.8 million, although given the current economic environment, there can be no assurance that we would be able to obtain financing for these properties. Our cash resources can be used to fund future investments as well as for working capital needs and other commitments.
Cash Requirements
During 2011, we expect that cash payments will include the repayment of a $90.0 million short-term loan from our advisor used to fund acquisitions during the first quarter of 2011, paying distributions to shareholders and to our affiliates who hold noncontrolling interests in entities we control, making scheduled mortgage loan principal payments (neither we nor our venture partners have any balloon payments on our mortgage obligations until 2014), reimbursing the advisor for costs incurred on our behalf and paying normal recurring operating expenses. See below for cash requirements related to the Proposed Merger. We expect to continue to use funds raised from either our initial public offering or follow-on offering, as applicable, to invest in new properties.
Expected Impact of Asset Purchase
If the Proposed Merger is approved by shareholders of CPA®:14, we currently expect the asset sale from CPA®:14 to us, which is contingent on the closing of the Proposed Merger, to have the following impact on our liquidity and results of operations; however there can be no assurance that this transaction will be completed during 2011 or at all.
We currently expect to use existing cash resources and proceeds from our initial public offering, and if declared effective by the SEC, our follow-on offering, as applicable, to finance the purchase of three properties from CPA®:14 for approximately $57.4 million, plus the assumption of approximately $153.9 million of indebtedness. We currently estimate that the properties to be acquired from CPA®:14 will generate annual equity income of approximately $5.7 million based upon actual income from equity investments in real estate recognized by CPA®:14 during 2010.
CPA®:17 2010 10-K — 44

Off-Balance Sheet Arrangements and Contractual Obligations
The table below summarizes our debt, off-balance sheet arrangements and other contractual obligations at December 31, 2010 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 years
Non-recourse and limited-recourse debt — principal (a)	$668,483	$11,530	$26,785	$176,508	$453,660
Deferred acquisition fees	19,819	9,128	10,691	—	—
Interest on borrowings and deferred acquisition fees	283,322	40,049	78,183	67,546	97,544
Build-to-suit and other capital commitments (b)	32,967	32,967	—	—	—
Lending commitment (c)	22,570	1,900	20,670	—	—
Operating and other lease commitments (d)	1,641	259	526	519	337

	$1,028,802	$95,833	$136,855	$244,573	$551,541

(a)	Excludes debt discounts of $1.0 million.

(b)	Represents remaining build-to-suit commitments on two projects. As of December 31, 2010, total estimated construction costs for these projects were projected to be $106.6 million in the aggregate, of which $74.3 million had been funded at that date. Also includes a hotel capital improvement commitment of $0.7 million.

(c)	Represents unfunded amount on commitments to provide loans to two developers of four domestic build-to-suit properties. As of December 31, 2010, the total commitment for the loans was for up to $54.5 million, of which $31.9 million had been funded at that date.

(d)	Operating and other lease commitments consist of our share of future minimum rents payable under an office cost-sharing agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities as well as future minimum rents payable under a lease executed in June 2010 (denominated in British Pound Sterling) in conjunction with an investment in the United Kingdom. Amounts under the cost-sharing agreement are allocated among the entities based on gross revenues and are adjusted quarterly. We anticipate that our share of future minimum lease payments will increase significantly as we continue to invest the proceeds of our offering.
Amounts in the table above related to our foreign operations are based on the exchange rate of the local currencies at December 31, 2010. At December 31, 2010, we had no material capital lease obligations for which we are the lessee, either individually or in the aggregate.
Asset Purchase
On December 13, 2010, we entered into a sale and purchase agreement with CPA®:14 pursuant to which we have agreed to purchase CPA®:14’s interests in three properties for an aggregate purchase price of $57.4 million, plus the assumption of approximately $153.9 million of indebtedness. The purchase price is determined by the advisor relying in part upon a valuation of the properties as of September 30, 2010 performed by a third-party valuation firm. The completion of the sale of assets to us is a condition to the closing of the Proposed Merger.
CPA®:17 2010 10-K — 45

Equity Investments in Real Estate
We have investments in unconsolidated ventures that own single-tenant properties net leased to corporations. Generally, the underlying investments are jointly-owned with our affiliates. Summarized financial information for these ventures and our ownership interest in the ventures at December 31, 2010 are presented below. Summarized financial information provided represents the total amounts attributable to the ventures and does not represent our proportionate share (dollars in thousands):

	Ownership
	Interest at		Total Third	Debt
Lessee	December 31, 2010	Total Assets	Party Debt	Maturity Date
Berry Plastics Corporation	50%	79,412	28,701	3/2012
Tesco plc (a)	49%	$89,405	$45,339	6/2016
Eroski Sociedad Cooperativa — Mallorca (a)	30%	35,172	—	N/A

		$203,989	$74,040

(a)	Dollar amounts shown are based on the exchange rate of the Euro at December 31, 2010.
Environmental Obligations
In connection with the purchase of many of our properties, we required the sellers to perform environmental reviews. We believe, based on the results of these reviews, that our properties were in substantial compliance with Federal and state environmental statutes at the time the properties were acquired. However, portions of certain properties have been subject to some degree of contamination, principally in connection with leakage from underground storage tanks, surface spills or other on-site activities. In most instances where contamination has been identified, tenants are actively engaged in the remediation process and addressing identified conditions. Tenants are generally subject to environmental statutes and regulations regarding the discharge of hazardous materials and any related remediation obligations. In addition, our leases generally require tenants to indemnify us from all liabilities and losses related to the leased properties, with provisions of such indemnification specifically addressing environmental matters. The leases generally include provisions that allow for periodic environmental assessments, paid for by the tenant, and allow us to extend leases until such time as a tenant has satisfied its environmental obligations. Certain of our leases allow us to require financial assurances from tenants, such as performance bonds or letters of credit, if the costs of remediating environmental conditions are, in our estimation, in excess of specified amounts. Accordingly, we believe that the ultimate resolution of any environmental matters should not have a material adverse effect on our financial condition, liquidity or results of operations.
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
Classification of Real Estate Assets
We classify our directly-owned leased assets for financial reporting purposes at the inception of a lease, or when significant lease terms are amended, as either real estate leased under operating leases or net investment in direct financing leases. This classification is based on several criteria, including, but not limited to, estimates of the remaining economic life of the leased assets and the calculation of the present value of future minimum rents. We estimate remaining economic life relying in part upon third-party appraisals of the leased assets. We calculate the present value of future minimum rents using the lease’s implicit interest rate, which requires an estimate of the residual value of the leased assets as of the end of the non-cancelable lease term. Estimates of residual values are generally determined by us relying in part upon third-party appraisals. Different estimates of residual value result in different implicit interest rates and could possibly affect the financial reporting classification of leased assets. The contractual terms of our leases are not necessarily different for operating and direct financing leases; however, the classification is based on accounting pronouncements that are intended to indicate whether the risks and rewards of ownership are retained by the lessor or substantially transferred to the lessee. We believe that we retain certain risks of ownership regardless of accounting classification. Assets classified as net investment in direct financing leases are not depreciated but are written down to expected residual value over the lease term. Therefore, the classification of assets may have a significant impact on net income even though it has no effect on cash flows.
CPA®:17 2010 10-K — 46

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
We determine the value attributed to tangible assets in part using a discounted cash flow model that is intended to approximate both what a third-party would pay to purchase the vacant property and rent at current estimated market rates. In applying the model, we assume that the disinterested party would sell the property at the end of an estimated market lease term. Assumptions used in the model are property-specific where this information is available; however, when certain necessary information is not available, we use available regional and property-type information. Assumptions and estimates include a discount rate or internal rate of return, marketing period necessary to put a lease in place, carrying costs during the marketing period, leasing commissions and tenant improvements allowances, market rents and growth factors of these rents, market lease term and a cap rate to be applied to an estimate of market rent at the end of the market lease term.
We acquire properties subject to net leases and determine the value of above-market and below-market lease intangibles based on the difference between (i) the contractual rents to be paid pursuant to the leases negotiated and in place at the time of acquisition of the properties and (ii) our estimate of fair market lease rates for the property or a similar property, both of which are measured over a period equal to the estimated market lease term. We discount the difference between the estimated market rent and contractual rent to a present value using an interest rate reflecting our current assessment of the risk associated with the lease acquired, which includes a consideration of the credit of the lessee. Estimates of market rent are generally determined by us relying in part upon a third-party appraisal obtained in connection with the property acquisition and can include estimates of market rent increase factors, which are generally provided in the appraisal or by local brokers.
We evaluate the specific characteristics of each tenant’s lease and any pre-existing relationship with each tenant in determining the value of in-place lease and tenant relationship intangibles. To determine the value of in-place lease intangibles, we consider estimated market rent, estimated carrying costs of the property during a hypothetical expected lease-up period, current market conditions and costs to execute similar leases. Estimated carrying costs include real estate taxes, insurance, other property operating costs and estimates of lost rentals at market rates during the hypothetical expected lease-up periods, based on assessments of specific market conditions. In determining the value of tenant relationship intangibles, we consider the expectation of lease renewals, the nature and extent of our existing relationship with the tenant, prospects for developing new business with the tenant and the tenant’s credit profile. We also consider estimated costs to execute a new lease, including estimated leasing commissions and legal costs, as well as estimated carrying costs of the property during a hypothetical expected lease-up period. We determine these values using our estimates or by relying in part upon third-party appraisals.
Basis of Consolidation
When we obtain an economic interest in an entity, we evaluate the entity to determine if it is deemed a variable interest entity (“VIE”) and, if so, whether we are deemed to be the primary beneficiary and are therefore required to consolidate the entity. Significant judgment is required to determine whether a VIE should be consolidated. We review the contractual arrangements provided for in the partnership agreement or other related contracts to determine whether the entity is considered a VIE under current authoritative accounting guidance, and to establish whether we have any variable interests in the VIE. We then compare our variable interests, if any, to those of the other variable interest holders to determine which party is the primary beneficiary of a VIE based on whether the entity (i) has the power to direct the activities that most significantly impact the economic performance of the VIE, and (ii) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE.
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
CPA®:17 2010 10-K — 47

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
Equity Investments in Real Estate
We evaluate our equity investments in real estate on a periodic basis to determine if there are any indicators that the value of our equity investment may be impaired and to establish whether or not that impairment is other-than-temporary. To the extent impairment has occurred, we measure the charge as the excess of the carrying value of our investment over its estimated fair value, which is determined by multiplying the estimated fair value of the underlying venture’s net assets by our ownership interest percentage. For our unconsolidated ventures in real estate, we calculate the estimated fair value of the underlying venture’s real estate or net investment in direct financing lease as described in Real Estate and Direct Financing Leases above. The fair value of the underlying venture’s debt, if any, is calculated based on market interest rates and other market information. The fair value of the underlying venture’s other financial assets and liabilities (excluding net investment in direct financing leases) have fair values that approximate their carrying values.
CPA®:17 2010 10-K — 48

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
We do not intend to sell our CMBS investments, and we do not expect that it is more likely than not that we will be required to sell these investments before their anticipated recovery. We perform an additional analysis to determine whether we expect to recover our amortized cost basis in the investment. If we determine that a decline in the estimated fair value of our CMBS investments has occurred that is other-than-temporary and we do not expect to recover the entire amortized cost basis, we calculate the total other-than-temporary impairment charge as the difference between the CMBS investments’ carrying value and their estimated fair value. We then separate the other-than-temporary impairment charge into the portion of the loss related to noncredit factors, such as the illiquidity of the securities (the “noncredit loss portion”), and the portion related to credit factors (the “credit loss portion”). We determine the noncredit loss portion by analyzing the changes in spreads on high credit quality CMBS securities as compared with the changes in spreads on the CMBS securities being analyzed for other-than-temporary impairment. We generally perform this analysis over a time period from the date of acquisition of the debt securities through the date of the analysis. Any resulting loss is deemed to represent losses due to the illiquidity of the debt securities and is recorded as the noncredit loss portion. We then measure the credit loss portion of the other-than-temporary impairment as the residual amount of the other-than-temporary impairment. We record the noncredit loss portion as a separate component of OCL in equity and the credit loss portion in earnings.
Following recognition of the other-than-temporary impairment, the difference between the new cost basis of the CMBS investments and cash flows expected to be collected is accreted to Interest income from CMBS over the remaining expected lives of the securities.
Provision for Uncollected Amounts from Lessees
On an ongoing basis, we assess our ability to collect rent and other tenant-based receivables and determine an appropriate allowance for uncollected amounts. Because we have a limited number of lessees (18 lessees represented 95% of lease revenues during 2010), we believe that it is necessary to evaluate the collectability of these receivables based on the facts and circumstances of each situation rather than solely using statistical methods. Therefore, in recognizing our provision for uncollected rents and other tenant receivables, we evaluate actual past due amounts and make subjective judgments as to the collectability of those amounts based on factors including, but not limited to, our knowledge of a lessee’s circumstances, the age of the receivables, the tenant’s credit profile and prior experience with the tenant. Even if a lessee has been making payments, we may reserve for the entire receivable amount from the lessee if we believe there has been significant or continuing deterioration in the lessee’s ability to meet its lease obligations.
Income Taxes
We have elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code. In order to maintain our qualification as a REIT, we are required to, among other things, distribute at least 90% of our REIT net taxable income to our shareholders (excluding net capital gains) and meet certain tests regarding the nature of our income and assets. As a REIT, we are not subject to U.S. federal income tax with respect to the portion of our income that meets certain criteria and is distributed annually to shareholders. Accordingly, no provision for U.S. federal income taxes is included in the consolidated financial statements with respect to these operations. We believe we have operated, and we intend to continue to operate, in a manner that allows us to continue to meet the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. If we were to fail to meet these requirements, we would be subject to U.S. federal income tax.
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
CPA®:17 2010 10-K — 49

Subsequent Events
In January 2011, we entered into an international investment with C1000 B.V., for a total cost of approximately $207.5 million. On March 16, 2011, we obtained non-recourse financing totaling $98.3 million, which bears interest at a variable rate of 3-month Euribor plus 2% and matures in March 2013. Our investment and non-recourse financing are inclusive of amounts attributable to noncontrolling interests of approximately $31.1 million and $14.7 million, respectively. Amounts are based on the exchange rate of the Euro at the date of acquisition or financing, as applicable. This investment was also funded in part by a $90.0 million short-term loan from our advisor and as of the date of this Report, we have repaid $75.0 million and the remaining $15.0 million becomes due on April 8, 2011.
Also in January 2011, we entered into a domestic investment for a cold storage facility at a total cost of approximately $99.5 million. In connection with this investment, we obtained non-recourse mortgage financing totaling $53.7 million, at a fixed annual interest rate and term of 6.0% and 10 years, respectively.
Supplemental Financial Measures
In the real estate industry, analysts and investors employ certain non-GAAP supplemental measures in order to facilitate meaningful comparisons between periods and among peer companies. Additionally, in the formulation of our goals and in the evaluation of the effectiveness of our strategies, we employ the use of supplemental non-GAAP measures, which are uniquely defined by our management. We believe these measures are useful to investors to consider because they may assist them to better understand and measure the performance of our business over time and against similar companies. A description of these non-GAAP financial measures and reconciliations to the most directly comparable GAAP measures are provided below.
Funds from Operations — as Adjusted
Funds from Operations (“FFO”) is a non-GAAP measure defined by the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as net income or loss (as computed in accordance with GAAP) excluding: depreciation and amortization expense from real estate assets, gains or losses from sales of depreciated real estate assets and extraordinary items; however, FFO related to assets held for sale, sold or otherwise transferred and included in the results of discontinued operations are to be included. These adjustments also incorporate the pro rata share of unconsolidated subsidiaries. FFO is used by management, investors and analysts to facilitate meaningful comparisons of operating performance between periods and among our peers. Although NAREIT has published this definition of FFO, real estate companies often modify this definition as they seek to provide financial measures that meaningfully reflect their distinctive operations.
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

CPA®:17 2010 10-K — 50

FFO and AFFO for the years ended December 31, 2010, 2009 and 2008 are presented below (in thousands):

	Years ended December 31,
	2010	2009	2008

Net income (loss) attributable to CPA®:17 - Global shareholders	$30,454	$(7,701)	$(1,247)
Adjustments:
Depreciation and amortization of real property	13,898	5,289	1,825
Loss on sale of real estate, net	(110)	—	—
Proportionate share of adjustments to equity in net income of partially owned entities to arrive at FFO:
Depreciation and amortization of real property	3,136	2,182	1,183
Loss on sale of real estate, net	38	—	—
Proportionate share of adjustments for noncontrolling interests to arrive at FFO	(580)	(653)	(227)

Total adjustments	16,382	6,818	2,781

FFO — as defined by NAREIT	46,836	(883)	1,534

Adjustments:
Other depreciation, amortization and non-cash charges	79	83	1,404
Straight-line and other rent adjustments	(5,252)	(3,562)	(315)
Impairment charges	—	23,904	—
Proportionate share of adjustments to equity in net income of partially owned entities to arrive at AFFO:
Other depreciation, amortization and other non-cash charges	(6)	—	—
Straight-line and other rent adjustments	(364)	(106)	—
Impairment charges	—	—	2,120
Gain on extinguishment of debt	—	(326)	—
Proportionate share of adjustments for noncontrolling interests to arrive at AFFO	938	(1,929)	(491)

Total adjustments	(4,605)	18,064	2,718

AFFO	$42,231	$17,181	$4,252

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
We believe that adjusted cash flow from operating activities is a useful supplemental measure for assessing the cash flow generated from our core operations as it gives investors important information about our liquidity that is not provided within cash flow from operating activities as defined by GAAP, and we use this measure when evaluating distributions to shareholders. As we are still in our offering and investment stage, we also consider our expectations as to the yields that may be generated on existing investments and our acquisition pipeline when evaluating distributions to shareholders.

CPA®:17 2010 10-K — 51

Adjusted cash flow from operating activities for the years ended December 31, 2010, 2009 and 2008 is presented below (in thousands):

	Years ended December 31,
	2010	2009	2008
Cash flow provided by operating activities	$67,975	$32,240	$4,443
Adjustments:
Distributions received from equity investments in real estate in excess of equity income, net	1,600	2,265	5
Distributions paid to noncontrolling interests, net	(12,547)	(11,474)	(52)
Changes in working capital	(8,929)	(2,745)	(1,056)

Adjusted cash flow from operating activities	$48,099	$20,286	$3,340

Distributions declared (weighted average share basis)	$70,965	$34,388	$9,635

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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Market Risks
Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates and equity prices. The primary risks to which we are exposed are interest rate risk and foreign currency exchange risk. We are also exposed to market risk as a result of concentrations in certain tenant industries as we have a limited number of investments. We regularly monitor our portfolio to assess potential concentrations of market risk as we make additional investments. As we invest the proceeds of our offering, we will seek to ensure that our portfolio is reasonably well diversified and does not contain any unusual concentration of market risks.
We do not generally use derivative financial instruments to manage foreign currency exchange rate risk exposure and do not use derivative instruments to hedge credit/market risks or for speculative purposes. However, from time to time, we may enter into foreign currency forward contracts to hedge our foreign currency cash flow exposures.
Interest Rate Risk
The value of our real estate, related fixed-rate debt obligations and CMBS investments are subject to fluctuation based on changes in interest rates. The value of our real estate is also subject to fluctuations based on local and regional economic conditions and changes in the creditworthiness of lessees, all of which may affect our ability to refinance property-level mortgage debt when balloon payments are scheduled. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions, and other factors beyond our control. An increase in interest rates would likely cause the value of our owned assets to decrease. Increases in interest rates may also have an impact on the credit profile of certain tenants.
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

CPA®:17 2010 10-K — 52

Although we have not yet experienced any reductions in cash flows from our CMBS investments, we expect that we will experience credit losses and loan defaults on them. Such defaults could have an adverse effect on the spreads between our interest earning assets and interest bearing liabilities. During the fourth quarter of 2009, we recognized other-than-temporary impairment charges totaling $17.1 million related to our CMBS investments, of which $15.1 million related to expected credit losses and $1.5 million related to non-credit factors. At December 31, 2010, our CMBS investments had a carrying value of $3.8 million, which reflects the impact of these impairment charges (Note 7).
We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain non-recourse mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our venture partners may obtain variable-rate mortgage loans and, as such, may enter into interest rate swap agreements or interest rate cap agreements with lenders that effectively convert the variable-rate debt service obligations of the loan to a fixed-rate. Interest rate swaps are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flow over a specific period, and interest rate caps limit the borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments designated as cash flow hedges on the forecasted interest payments on the debt obligation. The notional, or face, amount on which the swaps or caps are based is not exchanged. Our objective in using such derivatives is to limit our exposure to interest rate movements. At December 31, 2010, we estimate that the net fair value of our interest rate cap and interest rate swaps, which are included in Other assets, net and Accounts payable, accrued expenses and other liabilities, respectively, in the consolidated financial statements, was in a net liability position of $0.4 million, inclusive of amounts attributable to noncontrolling interests of $0.3 million (Note 9).
In connection with a German investment in August 2008, a venture in which we and an affiliate have 67% and 33% interests, respectively, and which we consolidate, obtained a participation right in an interest rate swap obtained by the lender of the non-recourse mortgage financing on the transaction. This participation right is deemed to be an embedded credit derivative. This derivative instrument had no fair value at December 31, 2010.
At December 31, 2010, all of our debt either bore interest at fixed-rates, was swapped to a fixed-rate or was subject to an interest rate cap. The estimated fair value of these instruments is affected by changes in market interest rates. The annual interest rates on our fixed-rate debt at December 31, 2010 ranged from 4.5% to 8.0%. The annual interest rates on our variable-rate debt at December 31, 2010 ranged from 5.1% to 6.6%. Our debt obligations are more fully described in Financial Condition in Item 7 above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at December 31, 2010 (in thousands):

	2011	2012	2013	2014	2015	Thereafter	Total	Fair value
Fixed rate debt	$8,341	$9,205	$10,791	$11,816	$55,105	$420,845	$516,103	$522,851
Variable rate debt	$3,189	$3,324	$3,465	$109,011	$576	$31,810	$151,375	$151,374
A decrease or increase in interest rates of 1% would change the estimated fair value of such debt at December 31, 2010 by an aggregate increase of $33.6 million or an aggregate decrease of $31.1 million, respectively. This debt is generally not subject to short-term fluctuations in interest rates. Annual interest expense on our variable-rate debt that does not bear interest at fixed-rates at December 31, 2010 would increase or decrease by $1.5 million for each respective 1% change in annual interest rates.
Foreign Currency Exchange Rate Risk
We own investments in the European Union, and as a result are subject to risk from the effects of exchange rate movements, primarily in the Euro and, to a lesser extent, the British Pound Sterling, which may affect future costs and cash flows. Although all of our foreign investments through the fourth quarter of 2010 were conducted in these currencies, we are likely to conduct business in other currencies in the future as we seek to invest funds from our offering internationally. We manage foreign currency exchange rate movements by generally placing both our debt obligations to the lender and the tenant’s rental obligations to us in the same currency. We are generally a net receiver of these currencies (we receive more cash than we pay out), and therefore our foreign operations benefit from a weaker U.S. dollar, and are adversely affected by a stronger U.S. dollar, relative to the foreign currency. We recognized realized foreign currency transaction gains of $0.7 million for the year ended December 31, 2010. These losses are included in Other income and (expenses) in the consolidated financial statements and were primarily due to changes in the value of the foreign currency on accrued interest receivable on notes receivable from consolidated subsidiaries.
We enter into foreign currency forward contracts to hedge certain of our foreign currency cash flow exposures. A foreign currency forward contract is a commitment to deliver a certain amount of currency at a certain price on a specific date in the future. By entering into these instruments, we are locked into a future currency exchange rate, which limits our exposure to the movement in foreign currency exchange rates. The estimated fair value of our foreign currency forward contract, which is included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was $1.1 million at December 31, 2010.

CPA®:17 2010 10-K — 53

We have obtained non-recourse mortgage financing in the local currency. To the extent that currency fluctuations increase or decrease rental revenues as translated to dollars, the change in debt service, as translated to dollars, will partially offset the effect of fluctuations in revenue and, to some extent, mitigate the risk from changes in foreign currency rates.
Scheduled future minimum rents, exclusive of renewals, under non-cancelable operating leases for our foreign real estate operations during each of the next five years and thereafter, are as follows (in thousands):

Lease Revenues(a)	2011	2012	2013	2014	2015	Thereafter	Total
Euro	$35,814	$35,926	$35,926	$35,926	$35,926	$478,686	$658,204
British pound sterling	5,385	5,386	5,386	5,386	5,385	80,900	107,828
Canadian dollar	1,384	1,384	1,384	1,384	1,384	23,849	30,769

	$42,583	$42,696	$42,696	$42,696	$42,695	$583,435	$796,801

Scheduled debt service payments (principal and interest) for mortgage notes payable for our foreign operations during each of the next five years and thereafter, are as follows (in thousands):

Debt service(a) (b)	2011	2012	2013	2014	2015	Thereafter	Total
Euro	$16,878	$17,082	$17,216	$17,233	$60,578	$142,011	$270,998

(a)	Based on the applicable exchange rate at December 31, 2010. Contractual rents and debt obligations are denominated in the functional currency of the country of each property.

(b)	Our British and Canadian investments had no debt at December 31, 2010. Interest on unhedged variable debt obligations was calculated using the applicable annual interest rates and balances outstanding at December 31, 2010.
As a result of scheduled balloon payments on foreign non-recourse mortgage loans, projected debt service obligations exceed projected lease revenues in 2015. In 2015, balloon payments totaling $43.3 million, inclusive of noncontrolling interests of $13.6 million, are due on two non-recourse mortgage loans. We anticipate that, by 2015, we will seek to refinance these loans or will use existing cash resources to make these payments, if necessary.

CPA®:17 2010 10-K — 54

Item 8. Financial Statements and Supplementary Data.
The following financial statements and schedule are filed as a part of this Report:
Financial statement schedules other than those listed above are omitted because the required information is given in the financial statements, including the notes thereto, or because the conditions requiring their filing do not exist.

CPA®:17 2010 10-K — 55

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Corporate Property Associates 17 — Global Incorporated:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Corporate Property Associates 17 - Global Incorporated and its subsidiaries (the “Company”) at December 31, 2010 and 2009, and the results of their operations and their cash flows for the years ended December 31, 2010, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
New York, New York
March 18, 2011

CPA®:17 2010 10-K — 56

CORPORATE PROPERTY ASSOCIATES 17 — GLOBAL INCORPORATED
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2010	2009
Assets
Investments in real estate:
Real estate, at cost	$930,404	$326,507
Operating real estate, at cost	12,177	—
Accumulated depreciation	(16,574)	(5,957)

Net investments in properties	926,007	320,550
Net investment in direct financing leases	397,006	303,250
Real estate under construction	53,041	31,037
Equity investment in real estate	50,853	43,495

Net investments in real estate	1,426,907	698,332
Cash and cash equivalents	162,745	281,554
Intangible assets, net	252,078	46,666
Notes receivable	89,560	—
Other assets, net	56,965	41,320

Total assets	$1,988,255	$1,067,872

Liabilities and Equity
Liabilities:
Non-recourse and limited recourse debt	$667,478	$300,908
Accounts payable, accrued expenses and other liabilities	14,719	4,533
Prepaid and deferred rental income	27,020	13,236
Due to affiliates	21,009	8,383
Distributions payable	21,520	11,675

Total liabilities	751,746	338,735

Commitments and contingencies (Note 13)
Equity:
CPA®:17 – Global shareholders’ equity:
Preferred stock, $0.001 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; 143,231,953 and 80,135,401 shares issued, respectively	143	82
Additional paid-in capital	1,280,453	718,057
Distributions in excess of accumulated earnings	(93,446)	(53,118)
Accumulated other comprehensive loss	(14,943)	(4,902)

	1,172,207	660,119
Less, treasury stock at cost, 864,991 and 248,833 shares, respectively	(8,044)	(2,314)

Total CPA®:17 – Global shareholders’ equity	1,164,163	657,805
Noncontrolling interests	72,346	71,332

Total equity	1,236,509	729,137

Total liabilities and equity	$1,988,255	$1,067,872

See Notes to Consolidated Financial Statements.

CPA®:17 2010 10-K — 57

CORPORATE PROPERTY ASSOCIATES 17 — GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	For the years ended December 31,
	2010	2009	2008
Revenues
Rental income	$52,292	$18,333	$6,630
Interest income from direct financing leases	40,028	29,117	1,392
Other real estate income	2,217	—	—
Interest income on CMBS and notes receivable	3,545	2,743	1,658
Other operating income	1,440	153	4

	99,522	50,346	9,684

Expenses
Depreciation and amortization	(14,554)	(5,324)	(1,827)
General and administrative	(5,258)	(3,486)	(2,041)
Property expenses	(6,991)	(3,314)	(807)
Other real estate expenses	(1,327)	—	—
Impairment charges on net investments in properties	—	(8,271)	—
Impairment charges on CMBS, net of noncredit portion	—	(15,633)	—

	(28,130)	(36,028)	(4,675)

Other Income and Expenses
Income (loss) from equity investment in real estate	1,675	1,406	(1,793)
Other income and (expenses)	692	(2,533)	(1,766)
Other interest income	102	232	1,129
Interest expense	(27,860)	(10,823)	(3,725)

	(25,391)	(11,718)	(6,155)

Income (loss) before income taxes	46,001	2,600	(1,146)
Provision for income taxes	(214)	(420)	(504)

Net Income (Loss)	45,787	2,180	(1,650)

Add: Net (income) loss attributable to noncontrolling interests	(15,333)	(9,881)	403

Net Income (Loss) Attributable to CPA®:17 – Global Shareholders	$30,454	$(7,701)	$(1,247)

Income (Loss) Per Share
Net income (loss) attributable to CPA®:17 – Global shareholders	$0.27	$(0.14)	$(0.07)

Weighted Average Shares Outstanding	110,882,448	54,376,664	17,273,533

See Notes to Consolidated Financial Statements.

CPA®:17 2010 10-K — 58

CORPORATE PROPERTY ASSOCIATES 17 — GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	For the years ended December 31,
	2010	2009	2008
Net Income (Loss)	$45,787	$2,180	$(1,650)
Other Comprehensive Loss:
Foreign currency translation adjustment	(7,438)	(682)	(3,315)
Change in unrealized loss on derivative instrument	(4,375)	(468)	—
Impairment loss on commercial mortgage-backed securities	—	(1,505)	—

	(11,813)	(2,655)	(3,315)

Comprehensive income (loss)	33,974	(475)	(4,965)

Amounts Attributable to Noncontrolling Interests:
Net (income) loss	(15,333)	(9,881)	403
Foreign currency translation adjustment	778	(166)	1,027
Change in unrealized loss on derivative instrument	994	207	—

Comprehensive (income) loss attributable to noncontrolling interests	(13,561)	(9,840)	1,430

Comprehensive Income (Loss) Attributable to CPA®:17 — Global Shareholders	$20,413	$(10,315)	$(3,535)

See Notes to Consolidated Financial Statements.

CPA®:17 2010 10-K — 59

CORPORATE PROPERTY ASSOCIATES 17 — GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY
For the years ended December 31, 2010, 2009 and 2008
(in thousands, except share and per share amounts)

	CPA®:17 — Global Shareholders
				Distributions	Accumulated		Total
			Additional	in Excess of	Other		CPA®:17 —
		Common	Paid-In	Accumulated	Comprehensive	Treasury	Global	Noncontrolling
	Shares	Stock	Capital	Earnings	Loss	Stock	Shareholders	Interests	Total
Balance at January 1, 2008	22,222	$—	$200	$(106)	$—	$—	$94	$—	$94
Shares issued, net of offering costs	34,544,270	35	309,942				309,977		309,977
Shares issued to affiliates	59,005		590				590		590
Contributions from noncontrolling interests							—	31,527	31,527
Distributions declared ($0.5578 per share)				(9,703)			(9,703)		(9,703)
Distributions to noncontrolling interests							—	(23)	(23)
Net loss				(1,247)			(1,247)	(403)	(1,650)
Other comprehensive loss:
Foreign currency translation adjustment					(2,288)		(2,288)	(1,027)	(3,315)

Balance at December 31, 2008	34,625,497	35	310,732	(11,056)	(2,288)	—	297,423	30,074	327,497

Shares issued, net of offering costs	45,244,803	45	404,651				404,696		404,696
Shares issued to affiliates	265,101	2	2,674				2,676		2,676
Contributions from noncontrolling interests							—	103,364	103,364
Distributions declared ($0.6324 per share)				(34,361)			(34,361)		(34,361)
Distributions to noncontrolling interests							—	(71,946)	(71,946)
Net (loss) income				(7,701)			(7,701)	9,881	2,180
Other comprehensive loss:
Foreign currency translation adjustment					(848)		(848)	166	(682)
Change in unrealized loss on derivative instrument					(261)		(261)	(207)	(468)
Impairment loss on commercial mortgage- backed securities					(1,505)		(1,505)		(1,505)
Repurchase of shares	(248,833)					(2,314)	(2,314)		(2,314)

Balance at December 31, 2009	79,886,568	82	718,057	(53,118)	(4,902)	(2,314)	657,805	71,332	729,137

Shares issued, net of offering costs	62,643,431	60	557,835				557,895		557,895
Shares issued to affiliates	453,121	1	4,561				4,562		4,562
Contributions from noncontrolling interests							—	412	412
Distributions declared ($0.6400 per share)				(70,782)			(70,782)		(70,782)
Distributions to noncontrolling interests							—	(12,959)	(12,959)
Net income				30,454			30,454	15,333	45,787
Other comprehensive loss:
Foreign currency translation adjustment					(6,660)		(6,660)	(778)	(7,438)
Change in unrealized loss on derivative instrument					(3,381)		(3,381)	(994)	(4,375)
Repurchase of shares	(616,158)					(5,730)	(5,730)		(5,730)

Balance at December 31, 2010	142,366,962	$143	$1,280,453	$(93,446)	$(14,943)	$(8,044)	$1,164,163	$72,346	$1,236,509

See Notes to Consolidated Financial Statements.
CPA®:17 2010 10-K — 60

CORPORATE PROPERTY ASSOCIATES 17 — GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,
	2010	2009	2008
Cash Flows — Operating Activities
Net income (loss)	$45,787	$2,180	$(1,650)
Adjustments to net income (loss):
Depreciation and amortization, including intangible assets	14,973	5,088	1,841
Straight-line rent adjustments and amortization of rent-related intangibles	(4,040)	(3,425)	(315)
Income from equity investment in real estate in excess of distributions received	—	326	1,793
Issuance of shares to affiliate in satisfaction of fees due	4,561	2,676	590
Amortization of discount on commercial mortgage-backed securities	—	(668)	(356)
Realized (gain) loss on foreign currency transactions and others, net	(777)	2,519	363
Unrealized loss on foreign currency and derivative transactions	85	13	1,403
Impairment charges on net investments in properties and commercial mortgage-backed securities	—	23,904	—
Increase in accounts receivable and prepaid expenses	(2,430)	(514)	(414)
Increase in accounts payable and accrued expenses	5,075	749	2,453
Increase in prepaid and deferred rental income	3,868	2,432	2,317
Increase (decrease) in due to affiliates	3,574	78	(3,300)
Change in other operating assets and liabilities, net	(2,701)	(3,118)	(282)

Net cash provided by operating activities	67,975	32,240	4,443

Cash Flows — Investing Activities
Distributions received from equity investments in real estate in excess of equity income	2,761	2,282	—
Acquisitions of real estate and direct financing leases and other capital expenditures (a) (b)	(917,897)	(430,448)	(273,517)
Contributions to equity investments in real estate	(10,648)	(22,798)	(23,074)
Proceeds from sale of real estate	1,690	—	—
VAT paid in connection with acquisitions in real estate	(53,241)	(14,881)	—
VAT refunded in connection with acquisitions in real estate	40,441	—	—
Proceeds from repayment of notes receivable	7,440	—	—
Purchase of marketable securities	—	—	(19,965)
Funds for construction placed into escrow	(298)	—	—
Funds for construction released in escrow	873	—	—
Funds for future investments placed in escrow	(52,482)	(107,047)	—
Funds for future investments released from escrow	52,482	106,510	—
Purchase of notes receivable	(90,695)	(7,000)	—
Tenant security deposits placed under restriction	(3,182)	—	—
Payment of deferred acquisition fees to an affiliate	(7,204)	(3,263)	(1,831)

Net cash used in investing activities	(1,029,960)	(476,645)	(318,387)

Cash Flows — Financing Activities
Distributions paid	(60,937)	(27,193)	(5,196)
Contributions from noncontrolling interests	412	103,364	31,527
Distributions to noncontrolling interests	(12,959)	(71,946)	(23)
Proceeds from non-recourse and limited recourse debt financing	425,881	170,805	139,685
Scheduled payments of non-recourse and limited recourse debt	(6,541)	(4,494)	(540)
Prepayment of non-recourse debt financing	(53,017)	—	—
Payment of mortgage deposits and deferred financing costs, net of deposits refunded	(4,094)	(4,574)	—
Proceeds from issuance of shares, net of offering costs	557,895	404,200	310,232
Proceeds from tenant security deposits	3,182	—	—
Purchase of treasury stock	(5,730)	(2,314)	—

Net cash provided by financing activities	844,092	567,848	475,685

Change in Cash and Cash Equivalents During the Year
Effect of exchange rate changes on cash	(916)	(3,458)	(355)

Net (decrease) increase in cash and cash equivalents	(118,809)	119,985	161,386
Cash and cash equivalents, beginning of year	281,554	161,569	183

Cash and cash equivalents, end of year	$162,745	$281,554	$161,569

(Continued)
CPA®:17 2010 10-K — 61

CORPORATE PROPERTY ASSOCIATES 17 — GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Noncash investing and financing activities:
(a)	The cost basis of real estate investments acquired during 2010, 2009 and 2008 also includes deferred acquisition fees payable of $18.8 million, $7.6 million and $5.4 million, respectively.

(b)	For 2010, includes the assumption of the seller’s limited recourse mortgage of $5.9 million in connection with the acquisition of a hotel.
Supplemental cash flow information (in thousands):

	Years ended December 31,
	2010	2009	2008
Interest paid, net of amounts capitalized	$26,275	$10,726	$2,181

Interest capitalized	$315	$1,088	$—

Income taxes (refunded) paid	$(111)	$507	$135

See Notes to Consolidated Financial Statements.
CPA®:17 2010 10-K — 62

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Organization and Offering
Organization
Corporate Property Associates 17 — Global Incorporated is a publicly owned, non-listed REIT that invests primarily in commercial properties leased to companies domestically and internationally. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions and other factors. We earn revenue principally by leasing the properties we own to single corporate tenants, on a triple-net leased basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, contractual rent adjustments, tenant defaults and sales of properties. At December 31, 2010, our portfolio was comprised of our full or partial ownership interests in 135 fully-occupied properties, substantially all of which were triple-net leased to 35 tenants, and totaled approximately 15 million square feet (on a pro rata basis). We were formed in 2007 and conduct substantially all of our investment activities and own all of our assets through our operating partnership, CPA®:17 Limited Partnership. We are a general partner and a limited partner and own approximately a 99.985% capital interest in our operating partnership. Carey Holdings, a subsidiary of WPC, holds a special general partner interest in the operating partnership. We refer to WPC, together with certain of its subsidiaries and Carey Holdings, as the “advisor.”
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
Public Offering
In November 2007, our registration statement on Form S-11 (File No. 333-140842), covering an initial public offering of up to 200,000,000 shares of common stock at $10.00 per share, was declared effective by the SEC under the Securities Act. The registration statement also covers the offering of up to 50,000,000 shares of common stock at $9.50 pursuant to our distribution reinvestment and stock purchase plan. Our shares are initially being offered on a “best efforts” basis by Carey Financial and selected other dealers. We commenced our initial public offering in late December 2007. Since inception through the date of this Report, we have raised a total of more than $1.5 billion.
In October 2010, we filed a registration statement with the SEC for a possible continuous public offering of up to an additional $1.0 billion of common stock, which we currently expect will commence after our initial public offering terminates. There can be no assurance that we will actually commence the follow-on offering or successfully sell the full number of shares registered. Our initial public offering will terminate on the earlier of the date on which the registration statement for the follow-on offering becomes effective or May 2, 2011.
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
In June 2009, the FASB issued amended guidance related to the consolidation of VIE’s. The amended guidance affects the overall consolidation analysis, changing the approach taken by companies in identifying which entities are VIEs and in determining which party is the primary beneficiary, and requires an enterprise to qualitatively assess the determination of the primary beneficiary of a VIE based on whether the entity (i) has the power to direct the activities that most significantly impact the economic performance of the VIE, and (ii) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The amended guidance changes the consideration of kick-out rights in determining if an entity is a VIE, which may cause
CPA®:17 2010 10-K — 63

Notes to Consolidated Financial Statements
certain additional entities to now be considered VIEs. Additionally, the guidance requires an ongoing reconsideration of the primary beneficiary and provides a framework for the events that trigger a reassessment of whether an entity is a VIE. We adopted this amended guidance on January 1, 2010, which did not require consolidation of any additional VIEs. The adoption of this amended guidance did not affect our financial position and results of operations.
In connection with the adoption of the amended guidance on the consolidation of VIEs, we performed an analysis of all of our subsidiary entities, including our venture entities with other parties, to determine whether they qualify as VIEs and whether they should be consolidated or accounted for as equity investments in an unconsolidated venture. As a result of our assessment to determine whether these entities are VIEs, we determined that CPA®:17 Limited Partnership, our operating partnership, through which we conduct substantially all of our investment activities and own all of our assets, was deemed to be a VIE due to the decision-making rights of the advisor and the financial terms of the special general partner interest in the operating partnership. We also determined that our subsidiary that owns our interest in The New York Times venture was deemed to be a VIE, as the third-party tenant that leases property from this entity has the right to repurchase the property during the term of its lease at a fixed price. At December 31, 2010 and December 31, 2009, this subsidiary had total assets of $440.5 million and $373.0 million, respectively, and total liabilities of $119.2 million and $121.7 million, respectively.
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
In May 2010, one of our subsidiaries acquired a hotel in Oregon (Note 4). We determined that this subsidiary was deemed to be a VIE as two partners in the venture do not have equity at risk but have exposure to expected losses and residual returns and one partner shares with us the power to direct some of the activities that are most significant to the subsidiary. After identifying the subsidiary as a VIE, we determined that we are deemed to be the primary beneficiary of this VIE as we have the power to direct the activities that are most significant to the subsidiary. At December 31, 2010, this subsidiary had total assets and liabilities of $13.1 million and $6.2 million, respectively.
Additionally, in February 2010, the FASB issued further guidance, which provided a limited scope deferral for an interest in an entity that meets all of the following conditions: (a) the entity has all the attributes of an investment company as defined under the AICPA Audit and Accounting Guide, Investment Companies, or does not have all the attributes of an investment company but is an entity for which it is acceptable based on industry practice to apply measurement principles that are consistent with the AICPA Audit and Accounting Guide, Investment Companies, (b) the reporting entity does not have explicit or implicit obligations to fund any losses of the entity that could potentially be significant to the entity, and (c) the entity is not a securitization entity, asset-based financing entity or an entity that was formerly considered a qualifying special-purpose entity. We evaluated our involvement with our operating partnership and concluded that all three of the above conditions were met for the limited scope deferral to apply. Accordingly, we continued to perform our consolidation analysis for the operating partnership in accordance with previously issued guidance on VIEs. We have concluded that we should consolidate our operating partnership based on our obligation to absorb the majority of the expected losses of our operating partnership.
CPA®:17 2010 10-K — 64

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

	Years ended December 31,
	2010	2009
Assets:
Cash and cash equivalents not attributable to consolidated VIE	$2,502	$61
Other assets, net not attributable to consolidated VIE	1,038	4,307

Total assets not attributable to consolidated VIE	$3,540	$4,368

Liabilities:
Due to affiliates not attributable to consolidated VIE	$(408)	$(170)
Distributions payable not attributable to consolidated VIE	(21,520)	(11,675)

Total liabilities not attributable to consolidated VIE	$(21,928)	$(11,845)

Because we generally utilize non-recourse debt, our maximum exposure to the operating partnership is limited to the equity we have invested in the operating partnership. We have not provided financial or other support to the operating partnership, and there were no guarantees or other commitments from third parties that would affect the value of or risk related to our interest in this entity.
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
We record above-market and below-market lease values for owned properties based on the present value (using an interest rate reflecting the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the leases negotiated and in place at the time of acquisition of the properties and (ii) our estimate of fair market lease rates for the property or equivalent property, both of which are measured over a period equal to the estimated market lease term. We amortize the capitalized above-market lease value as a reduction of rental income over the estimated market lease term. We amortize the capitalized below-market lease value as an increase to rental income over the initial term and any fixed-rate renewal periods in the respective leases.
We allocate the total amount of other intangibles to in-place lease values and tenant relationship intangible values based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with each tenant. The characteristics we consider in allocating these values include estimated market rent, the nature and extent of the existing relationship with the tenant, the expectation of lease renewals, estimated carrying costs of the property if vacant and estimated costs to execute a new lease, among other factors. We determine these values using our estimates or relying in part upon third-party appraisals. We amortize the capitalized value of in-place lease intangibles to expense over the remaining initial term of each lease. We amortize the capitalized value of tenant relationships to expense over the initial and expected renewal terms of the lease. No amortization period for intangibles will exceed the remaining depreciable life of the building.
CPA®:17 2010 10-K — 65

Notes to Consolidated Financial Statements
If a lease is terminated, we charge the unamortized portion of each intangible, including above-market and below-market lease values, in-place lease values and tenant relationship values, to expense.
Real Estate and Operating Real Estate
We carry land and buildings and personal property at cost less accumulated depreciation. We capitalize improvements, while we expense replacements, maintenance and repairs that do not improve or extend the lives of the respective assets as incurred.
Real Estate Under Construction
For properties under construction, operating expenses including interest charges and other property expenses such as real estate taxes, are capitalized rather than expensed and incidental revenue is recorded as a reduction of capitalized project (i.e., construction) costs. We capitalize interest by applying the interest rate applicable to outstanding borrowings to the average amount of accumulated expenditures for properties under construction during the period. Rental income received during construction period is recorded as deferred rental income.
Cash and Cash Equivalents
We consider all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents include commercial paper and money market funds. At December 31, 2010 and 2009, our cash and cash equivalents were held in the custody of several financial institutions, and these balances, at times, exceeded federally insurable limits. We seek to mitigate this risk by depositing funds only with major financial institutions.
Notes Receivable
For investments in mortgage notes and loan participations, the loans are initially reflected at acquisition cost, which consists of the outstanding balance, net of the acquisition discount or premium. We amortize any discount or premium as an adjustment to increase or decrease, respectively, the yield realized on these loans using the effective interest method. As such, differences between carrying value and principal balances outstanding do not represent embedded losses or gains as we generally plan to hold such loans to maturity.
Commercial Mortgage Backed Securities
We have CMBS investments that were designated as securities held to maturity on the date of acquisition, in accordance with current accounting guidance. We carry these securities held to maturity at cost, net of unamortized premiums and discounts, which are recognized in interest income using an effective yield or “interest” method, and assess them for other-than-temporary impairment on a quarterly basis.
Other Assets and Other Liabilities
We include value added taxes receivable; deferred costs incurred in connection with potential investment opportunities; derivative instruments; escrow balances held by lenders; accrued rents receivable; prepaid expenses and deferred charges in Other assets, net. We include deferred rental income and miscellaneous amounts held on behalf of tenants in Other liabilities. Deferred charges are costs incurred in connection with mortgage financings and refinancings that are amortized over the terms of the mortgages and included in Interest expense in the consolidated financial statements. Deferred rental income is the aggregate cumulative difference for operating leases between scheduled rents that vary during the lease term, and rent recognized on a straight-line basis. Deferred rental income also includes rental income received while real estate is under construction.
Deferred Acquisition Fees Payable to Affiliate
Fees payable to the advisor for structuring and negotiating investments and related mortgage financing on our behalf are included in Due to affiliates (Note 3).
CPA®:17 2010 10-K — 66

Notes to Consolidated Financial Statements
Treasury Stock
Treasury stock is recorded at cost.
Offering Costs
During the offering period, we accrue costs incurred in connection with the raising of capital as deferred offering costs. Upon receipt of offering proceeds, we charge the deferred costs to equity and reimburse the advisor for costs incurred (Note 3). Such reimbursements will not exceed regulatory cost limitations.
Real Estate Leased to Others
We lease real estate to others primarily on a triple-net leased basis whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance, repairs, renewals and improvements. Expenditures for maintenance and repairs including routine betterments are charged to operations as incurred. We capitalize significant renovations that increase the useful life of the properties. For the years ended December 31, 2010, 2009 and 2008, although we are legally obligated for the payment, pursuant to our lease agreements with our tenants, lessees were responsible for the direct payment to the taxing authorities of real estate taxes of $3.9 million, $1.7 million and $0.6 million, respectively.
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
Direct financing leases — We record leases accounted for under the direct financing method at their net investment (Note 5). We defer and amortize unearned income to income over the lease terms so as to produce a constant periodic rate of return on our net investment in the lease.
On an ongoing basis, we assess our ability to collect rent and other tenant-based receivables and determine an appropriate allowance for uncollected amounts. Because we have a limited number of lessees (18 lessees represented 95% of lease revenues during 2010), we believe that it is necessary to evaluate the collectability of these receivables based on the facts and circumstances of each situation rather than solely using statistical methods. Therefore, in recognizing our provision for uncollected rents and other tenant receivables, we evaluate actual past due amounts and make subjective judgments as to the collectability of those amounts based on factors including, but not limited to, our knowledge of a lessee’s circumstances, the age of the receivables, the tenant’s credit profile and prior experience with the tenant. Even if a lessee has been making payments, we may reserve for the entire receivable amount if we believe there has been significant or continuing deterioration in the lessee’s ability to meet its lease obligations.
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
CPA®:17 2010 10-K — 67

Notes to Consolidated Financial Statements
Our investments in real estate are categorized as either real estate or net investment in direct financing leases for consolidated investments and equity investments in real estate for unconsolidated ventures. We capitalized acquisition-related costs and fees totaling $52.2 million and $20.7 million in connection with our investments completed during the year ended December 31, 2010 and 2009, respectively. See Notes 4, 5 and 6 for a discussion of acquisitions of real estate, net investment in direct financing leases and equity investments in real estate, respectively, during 2010.
Depreciation
We compute depreciation of building and related improvements using the straight-line method over the estimated useful lives of the properties (generally ranging from 14 to 40 years). We compute depreciation of tenant improvements using the straight-line method over the lesser of the remaining term of the lease or the estimated useful life.
Interest Capitalized in Connection with Real Estate Under Construction
Operating real estate is stated at cost less accumulated depreciation. Costs directly related to build-to-suit projects, primarily interest, if applicable, are capitalized. Interest capitalized in 2010 and 2009 was $0.3 million and $1.1 million, respectively. No interest was capitalized in 2008. We consider a build-to-suit project as substantially completed upon the completion of improvements. If portions of a project are substantially completed and occupied and other portions have not yet reached that stage, the substantially completed portions are accounted for separately. We allocate costs incurred between the portions under construction and the portions substantially completed and only capitalize those costs associated with the portion under construction. We do not have a credit facility and determine an interest rate to be applied for capitalizing interest based on an average rate on our outstanding non-recourse mortgage debt.
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
CPA®:17 2010 10-K — 68

Notes to Consolidated Financial Statements
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
We do not intend to sell our CMBS investments, and we do not expect that it is more likely than not that we will be required to sell these investments before their anticipated recovery. We perform an additional analysis to determine whether we expect to recover our amortized cost basis in the investment. If we have determined that a decline in the estimated fair value of our CMBS investments has occurred that is other-than-temporary and we do not expect to recover the entire amortized cost basis, we calculate the total other-than-temporary impairment charge as the difference between the CMBS investments’ carrying value and their estimated fair value. We then separate the other-than-temporary impairment charge into the noncredit loss portion and the credit loss portion. We determine the noncredit loss portion by analyzing the changes in spreads on high credit quality CMBS securities as compared with the changes in spreads on the CMBS securities being analyzed for other-than-temporary impairment. We generally perform this analysis over a time period from the date of acquisition of the debt securities through the date of the analysis. Any resulting loss is deemed to represent losses due to the illiquidity of the debt securities and is recorded as the noncredit loss portion. We then measure the credit loss portion of the other-than-temporary impairment as the residual amount of the other-than-temporary impairment. We record the noncredit loss portion as a separate component of OCL in equity and the credit loss portion in earnings.
Following recognition of the other-than-temporary impairment, the difference between the new cost basis of the CMBS investments and cash flows expected to be collected is accreted to Interest income from CMBS over the remaining expected lives of the securities.
Foreign Currency Translation
We have interests in real estate investments in Europe for which the functional currency is the Euro and the British pound sterling. We perform the translation from the Euro to the U.S. dollar for assets and liabilities using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. We report the gains and losses resulting from this translation as a component of OCL in equity. At December 31, 2010 and 2009, the cumulative foreign currency translation adjustment loss was $9.8 million and $3.0 million, respectively.
Foreign currency transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. A change in the exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of that transaction. That increase or decrease in the expected functional currency cash flows is an unrealized foreign currency transaction gain or loss that generally will be included in determining net income for the period in which the exchange rate changes. Likewise, a transaction gain or loss (measured from the transaction date or the most recent intervening balance sheet date, whichever is later) realized upon settlement of a foreign currency transaction generally will be included in net income for the period in which the transaction is settled. Foreign currency transactions that are (i) designated as, and are effective as, economic hedges of a net investment and (ii) intercompany foreign currency transactions that are of a long-term nature (that is, settlement is not planned or anticipated in the foreseeable future), when the entities to the transactions are consolidated or accounted for by the equity method in our financial statements are not included in determining net income but are accounted for in the same manner as foreign currency translation adjustments and reported as a component of OCL in equity. International equity investments in real estate were funded in part through subordinated intercompany debt. We acquired our first international equity investment in real estate in 2009 (Note 6).
Foreign currency intercompany transactions that are scheduled for settlement, consisting primarily of accrued interest on subordinated intercompany debt, are included in the determination of net income. For the year ended December 31, 2010, we recognized realized gains of $0.7 million on foreign currency transactions in connection with changes in foreign currency on deposits held for new investments and the transfer of cash from foreign operations of subsidiaries to the parent company.
CPA®:17 2010 10-K — 69

Notes to Consolidated Financial Statements
Derivative Instruments
We measure derivative instruments at fair value and record them as assets or liabilities, depending on our rights or obligations under the applicable derivative contract. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. Derivative instruments that are designated as hedges and are used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. For fair value hedges, changes in the fair value of the derivative are offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings. Derivatives that are designated as hedges and are used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. For cash flow hedges, the effective portions of a derivative instrument are recognized in OCL in equity until the hedged item is recognized in earnings. For cash flow hedges, the ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.
In addition to derivative instruments that we enter into on our own behalf, we may also be a party to derivative instruments that are embedded in other contracts. Lessees may also grant us common stock warrants in connection with structuring the initial lease transactions that are defined as derivative instruments because they are readily convertible to cash or provide for net settlement upon conversion. Our principal derivative instruments consist of interest rate swaps, interest rate caps and foreign currency contracts (Note 10).
Income Taxes
We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code. In order to maintain our qualification as a REIT, we are required, among other things, to distribute at least 90% of our REIT net taxable income to our shareholders and meet certain tests regarding the nature of our income and assets. As a REIT, we are not subject to federal income tax with respect to the portion of our income that meets certain criteria and is distributed annually to shareholders. Accordingly, no provision for federal income taxes is included in the consolidated financial statements with respect to these operations. We believe we have operated, and we intend to continue to operate, in a manner that allows us to continue to meet the requirements for taxation as a REIT.
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
Income (Loss) Per Share
We have a simple equity capital structure with only common stock outstanding. As a result, income (loss) per share, as presented, represents both basic and dilutive per-share amounts for all periods presented in the financial statements.
Note 3. Agreements and Transactions with Related Parties
We have an advisory agreement with the advisor whereby the advisor performs certain services for us for a fee. The agreement that is currently in effect was recently renewed for an additional year pursuant to its terms effective October 1, 2010. Under the terms of this agreement, the advisor structures and negotiates the purchase and sale of investments and debt placement transactions for us, for which we pay the advisor structuring and subordinated disposition fees, and manages our day-to-day operations, for which we pay the advisor asset management fees and certain cash distributions. In addition, we reimburse the advisor for organization and offering costs incurred in connection with our offering and for certain administrative duties performed on our behalf. We also have certain agreements with joint ventures. These transactions are described below.
CPA®:17 2010 10-K — 70

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
We incurred current acquisition fees of $24.8 million, $9.5 million and $5.6 million for investments that were acquired during 2010, 2009 and 2008, respectively. We incurred deferred acquisition fees of $19.1 million, $7.6 million, and $4.5 million for investments that were acquired during 2010, 2009 and 2008, respectively. We incurred acquisition fees of $0.2 million in connection with our CMBS investments during 2008. We made payments of deferred acquisition fees to the advisor totaling $7.2 million, $3.3 million, and $1.8 million during the years ended December 31, 2010, 2009 and 2008, respectively. Unpaid installments of deferred acquisition fees totaling $19.8 million and $7.9 million at December 31, 2010 and 2009, respectively, are included in Due to affiliates in the consolidated financial statements.
The advisor may also receive subordinated disposition fees of up to 3% of the contract sales price of an investment for services provided in connection with a disposition; however, payment of such fees is subordinated to a preferred return. We have not disposed of any investments at December 31, 2010 for which we incurred subordinated disposition fees.
Asset Management Fee and Cash Distributions
We pay the advisor an annual asset management fee ranging from 0.5% of average market value for long-term net leases and certain other types of real estate investments to 1.75% of average equity value for certain types of securities. The asset management fee is payable in cash or restricted shares of our common stock at the option of the advisor. If the advisor elects to receive all or a portion of its fees in restricted shares, the number of restricted shares issued is determined by dividing the dollar amount of fees by our most recently published NAV per share as approved by our board of directors, which was our $10.00 offering price at December 31, 2010. We incurred asset management fees of $5.0 million, $2.5 million and $0.7 million for the year ended December 31, 2010, 2009 and 2008, respectively, which the advisor elected to receive in restricted shares of our common stock. At December 31, 2010, the advisor owned 795,006 restricted shares (less than 1%) of our common stock.
We also pay the advisor up to 10% of distributions of available cash of the operating partnership, depending on the type of investments we own. We made distributions of $4.5 million and $2.2 million to the advisor during 2010 and 2009, respectively. No such distributions were made during 2008.
Organization and Offering Expenses
We are liable for expenses incurred in connection with the offering of our securities. These expenses are deducted from the gross proceeds of our offering. Total organization and offering expenses, including underwriting compensation, will not exceed 15% of the gross proceeds of our offering. Under the terms of a sales agency agreement between Carey Financial and us, Carey Financial receives a selling commission of up to $0.65 per share sold, a selected dealer fee of up to $0.20 per share sold and a wholesaling fee of up to $0.15 per share sold. Carey Financial will re-allow all or a portion of selling commissions to selected dealers participating in the offering and may re-allow up to the full selected dealer fee to the selected dealers. Under the terms of a selected investment advisor agreement among Carey Financial, a selected investment advisor, and us, Carey Financial also receives a wholesaling fee of up to $0.15 per share sold to clients of selected investment advisors. Carey Financial will use any retained portion of the selected dealer fee together with the selected dealer or investment advisor wholesaling fees to cover other underwriting costs incurred in connection with the offering. Total underwriting compensation paid in connection with our offering, including selling commissions, the selected dealer fee, the wholesaling fee and reimbursements made by Carey Financial to selected dealers and investment advisors, cannot exceed the limitations prescribed by FINRA. The limit on underwriting compensation is currently 10% of gross offering proceeds. We may also reimburse Carey Financial up to an additional 0.5% of offering proceeds for bona fide due diligence expenses. We reimburse the advisor or one of its affiliates for other organization and offering expenses (including, but not limited to, filing fees, legal, accounting, printing and escrow costs). The advisor has agreed to be responsible for the payment of organization and offering expenses (excluding selling commissions, selected dealer fees and wholesaling fees) that exceed 4% of the gross offering proceeds.
CPA®:17 2010 10-K — 71

Notes to Consolidated Financial Statements
The total costs paid by the advisor and its affiliates in connection with the organization and offering of our securities were $12.5 million from inception through December 31, 2010, of which $12.2 million had been reimbursed as of December 31, 2010. Unpaid costs are included in Due to affiliates in the consolidated financial statements. During the offering period, we accrue costs incurred in connection with the raising of capital as deferred offering costs. Upon receipt of offering proceeds and reimbursement to the advisor for costs incurred, we charge the deferred costs to equity. Such reimbursements will not exceed regulatory cost limitations as described above.
Other Expenses
We reimburse the advisor for various expenses it incurs in the course of providing services to us. We reimburse certain third-party expenses paid by the advisor on our behalf, including property-specific costs, professional fees, office expenses and business development expenses. In addition, we reimburse the advisor for the allocated costs of personnel and overhead in providing management of our day-to-day operations, including accounting services, shareholder services, corporate management, and property management and operations. We do not reimburse the advisor for the cost of personnel if these personnel provide services for transactions for which the advisor receives a transaction fee, such as acquisitions, dispositions and refinancings. For the years ended December 31, 2010 and 2009, we incurred personnel reimbursements of $0.9 million and $0.4 million, respectively. For the year ended December 31, 2008, we incurred de minimis personnel reimbursements. These expenses are included in General and administrative expenses in the consolidated financial statements.
Joint Ventures and Other Transactions with Affiliates
Other
Together with certain affiliates, we participate in an entity that leases office space used for the administration of real estate entities. This entity does not have any significant assets, liabilities or operations other than its interest in the office lease. Under the terms of an office cost-sharing agreement among the participants in this entity, rental, occupancy and leasehold improvement costs are allocated among the participants based on gross revenues and are adjusted quarterly. Our share of expenses incurred was $0.2 million and $0.1 million for the years ended December 31, 2010 and 2009, respectively, and de minimis for the year ended December 31, 2008 because we had minimal revenue. Based on current gross revenues, our current share of future minimum lease payments under this agreement would be $0.2 million annually through 2016; however, we anticipate that our share of future annual minimum lease payments will increase significantly as we continue to invest the proceeds of our offering.
We own interests in entities ranging from 30% to 70%, with the remaining interests held by affiliates. We consolidate certain of these entities and account for the remainder under the equity method of accounting.
Proposed Asset Purchase
On December 13, 2010, two of our affiliates, CPA®:14 and CPA®:16 — Global, entered into a definitive agreement pursuant to which CPA®:14 will merge with and into a subsidiary of CPA®:16 — Global, subject to the approval of the shareholders of CPA®:14.
In connection with the Proposed Merger, we have agreed to purchase three properties from CPA®:14, for an aggregate purchase price of $57.4 million, plus the assumption of approximately $153.9 million of indebtedness. CPA®:16 — Global already is a joint venture partner in the properties being sold to us and does not wish to increase its ownership interest in them. Consequently, CPA®:16 — Global required that these assets be sold by CPA®:14 prior to the Proposed Merger. The CPA®:14 Asset Sales are contingent upon the approval of the Proposed Merger by shareholders of CPA®:14.
CPA®:17 2010 10-K — 72

Notes to Consolidated Financial Statements
Note 4. Net Investments in Properties
Net Investments in Properties and Real Estate Under Construction
Net investments in properties, which are accounted for as operating leases, and consist of land and buildings leased to others, at cost, as well as furniture, fixtures and equipment, at cost, resulting from an acquisition of a hotel by a subsidiary in May 2010, is summarized as follows (in thousands):

	December 31,
	2010	2009
Land	$243,475	$62,597
Buildings	698,742	263,910
Furniture, fixtures and equipment	364	—
Less: Accumulated depreciation	(16,574)	(5,957)

	$926,007	$320,550

Acquisitions of Real Estate
Amounts below are based upon the applicable exchange rate at the date of acquisition where appropriate.
2010 — During 2010, we entered into the following investments, which were classified as operating leases, at a total cost of $818.2 million, including net lease intangible assets totaling $207.3 million:
•	ten domestic investments totaling $446.2 million, including investments with CARQUEST, J.P. Morgan Chase N.A. (“J.P. Morgan Chase”) and Flint River Services, LLC (“Flint River”) totaling $240.7 million, $57.2 million and $52.4 million, respectively. In addition to the domestic portion of the CARQUEST transaction above, we also acquired two distribution centers in Canada at a total cost of $19.0 million. We recorded an additional $22.5 million related to one of these investments as net investments in direct financing leases (Note 5);

•	two investments with Agrokor in Croatia for $151.4 million primarily denominated in Euros, with a portion denominated in the Croatian Kuna. We recorded an additional $13.4 million related to these investments as net investments in direct financing leases

•	three investments in Spain aggregating $189.5 million denominated in Euros, including two transactions with Eroski totaling $76.9 million, one of which was the second tranche of an investment that we completed in the fourth quarter of 2009, and an investment with Sogecable totaling $112.6 million; and

•	one investment in the United Kingdom for $12.1 million denominated in British Pounds Sterling. We classified an additional $24.5 million of this investment as net investments in direct financing leases (Note 5).
In connection with these investments, which we deemed to be real estate acquisitions under current authoritative accounting guidance, we capitalized acquisition-related costs and fees totaling $45.0 million.
2009 — During 2009, we entered into the following investments, which were classified as operating leases, at a total cost of $146.8 million, including net lease intangible assets totaling $17.5 million.
•	two domestic investments totaling $77.0 million;

•	two international investments totaling $69.8 million, denominated in Euros, including the first tranche of an investment with Eroski of $54.8 million, the second tranche of which was completed in 2010.
In connection with these investments, which we deemed to be real estate acquisitions under current authoritative accounting guidance, we capitalized acquisition-related costs and fees totaling $9.2 million.
CPA®:17 2010 10-K — 73

Notes to Consolidated Financial Statements
Operating Real Estate, net
In May 2010, we acquired a 106-suite select service hotel in Hillsboro, Oregon. We purchased the fee interest in the hotel with no third-party lessee. We have been granted a franchise license agreement to operate the property as a SpringHill Suites by Marriott. The hotel is managed by third parties, who receive management fees and a performance-based carried interest in the property. The total cost of acquiring the property, including acquisition fees and expenses, was $14.6 million, including a $1.2 million commitment to fund property improvements. As this acquisition was deemed a business combination, we expensed the acquisition-related costs and fees of $0.8 million, which are included in General and administrative expenses in the consolidated financial statements. In connection with this acquisition, we assumed the seller’s limited recourse mortgage loan with a principal balance of approximately $5.9 million at the date of closing. The loan has a fixed annual interest rate of 6.58% and matures in September 2016. We also committed to the funding of certain property improvements (see Real Estate Under Construction below).
Real Estate Under Construction
2010 —During 2010, we entered into four build-to-suit projects located in the U.S. and Poland for a total cost of up to $106.6 million, based on estimated construction costs and, as applicable, the exchange rate of the Euro at the date of acquisition. In connection with these investments, which were deemed to be real estate acquisitions under current authoritative accounting guidance, we capitalized acquisition-related costs and fees totaling $3.5 million. Costs incurred and capitalized on these projects through December 31, 2010 totaled $52.5 million and have been included as Real estate under construction in the consolidated balance sheet.
Additionally, in connection with the acquisition of a hotel (see Operating Real Estate, net above), we committed to the funding of $1.2 million in property improvements. Through December 31, 2010, we have incurred and capitalized $0.5 million in property improvements, which has been included as Real estate under construction in the consolidated balance sheet.
2009 —During 2009, we entered into two build-to-suit projects located in the U.S. and the United Kingdom at a total cost of up to $60.4 million, based on estimated construction costs and, as applicable, the exchange rate of the British Pound Sterling at the date of acquisition. In connection with these investments, which were deemed to be real estate acquisitions, we capitalized acquisition-related costs and fees totaling $3.5 million. In December 2009, one of these build-to-suit projects was placed into service, with $20.4 million reclassified from Real estate under construction to Net investments in properties in the consolidated financial statements. Costs incurred and capitalized on the remaining project through December 31, 2009 were $31.0 million and were included as Real estate under construction in the consolidated financial statements. In January 2010, after the remaining project was completed and placed into service, we reclassified the balance in Real estate under construction to Net investment in direct financing leases.
Scheduled Future Minimum Rents
Scheduled future minimum rents, exclusive of renewals and expenses paid by tenants and future CPI-based adjustments, under non-cancelable operating leases at December 31, 2010 are as follows (in thousands):

Years ending December 31,
2011	$90,838
2012	91,365
2013	91,615
2014	91,855
2015	92,296
Thereafter through 2034	1,318,899
None of our leases have provisions for rent increases based on percentage rents.
CPA®:17 2010 10-K — 74

Notes to Consolidated Financial Statements
Note 5. Finance Receivables
Assets representing rights to receive money on demand or at fixed or determinable dates are referred to as finance receivables. Our finance receivable portfolios consist of direct financing leases and notes and mortgage receivables. Operating leases are not included in finance receivables as such amounts are not recognized as an asset in the consolidated balance sheets.
Net Investment in Direct Financing Leases
Net investment in direct financing leases is summarized as follows (in thousands):

	December 31,
	2010	2009
Minimum lease payments receivable	$708,675	$587,297
Unguaranteed residual value	392,864	301,474

	1,101,539	888,771
Less: unearned income	(704,533)	(585,521)

	$397,006	$303,250

During 2009, we recognized an impairment charge of $0.8 million of the Wagon Automotive Nagold property (see Note 11) in connection with our annual reviews of our estimated residual values of our properties. The impairment charge relates to an other-than-temporary decline in the estimated residual value of the underlying property due to market conditions. Additionally, during 2010 we sold land associated with a portion of this lease back to the tenant at a gain of $0.1 million. At December 31, 2010, Other assets included $2.2 million of accounts receivable related to amounts billed under these direct finance leases. At December 31, 2009, there were no accounts receivable related to amounts billed under these direct finance leases.
Scheduled future minimum rents, exclusive of renewals and expenses paid by tenants and future CPI-based adjustments, under non-cancelable direct financing leases at December 31, 2010 are as follows (in thousands):

Years ending December 31,
2011	$39,159
2012	39,539
2013	39,916
2014	40,300
2015	40,688
Thereafter through 2030	509,073
None of our leases have provisions for rent increases based on percentage rents.
Acquisitions of Net Investments in Direct Financing Leases
2010 — During the year ended December 31, 2010, we entered into domestic and international net lease financing transactions for $22.5 million and $37.9 million, respectively, inclusive of an international investment with Agrokor of $13.4 million. In connection with these investments, which were deemed to be real estate asset acquisitions under current authoritative accounting guidance, we capitalized acquisition-related costs and fees totaling $4.2 million. We recorded an additional $35.1 million and $61.9 million related to our domestic and international investments, respectively, as operating leases (Note 4).
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
CPA®:17 2010 10-K — 75

Notes to Consolidated Financial Statements
Notes Receivable
In July 2010, we purchased for $50.1 million a participation in the limited-recourse mortgage loan outstanding related to our New York Times venture, which had a balance of $117.7 million on that date. The financing bears interest at an annual interest rate of LIBOR plus 4.8%, with a minimum rate of 4.8% and a maximum rate that has been capped at 8.8% through the use of an interest rate cap designated as a cash flow hedge, and matures in September 2014. Our participation has substantially the same terms as the original loan and provides for an annual variable-rate of return of 4.75% plus 3-month LIBOR. At December 31, 2010, the resulting note receivable had a balance of $49.6 million, which is included in Notes receivable on the balance sheet and the balance of the related limited-recourse mortgage loan was $116.7 million.
Additionally, in December 2010, we completed a five year financing for $40.0 million with China Alliance Properties Limited, a subsidiary of Shanghai Forte Land, Co., Ltd. The financing is being provided through a collateralized loan guaranteed by Forte’s parent company, Fosun International Limited, and has an interest rate of 11% and matures in December 2015. At December 31, 2010, the balance of the note receivable was $40.0 million.
Credit Quality of Finance Receivables
We generally seek investments in facilities that are critical to the tenant’s business and that we believe have a lower risk of tenant defaults. Accordingly, at December 31, 2010, none of the balances of our finance receivables were past due and we had not established any allowances for credit losses. Additionally, there have been no modifications of finance receivables. We evaluate the credit quality of our tenant receivables utilizing an internal 5-point credit rating scale, with 1 representing the highest credit quality and 5 representing the lowest. The credit quality evaluation of our tenant receivables was last updated in the fourth quarter of 2010.
A summary of our tenant receivables by internal credit quality rating at December 31, 2010 is as follows (in thousands):

		Net Investment in
Internal Credit		Direct Financing	Number of
Quality Indicator	Number of Tenants	Leases	Obligors	Note Receivable	Total
1	—	$—	—	$—	$—
2	5	100,255	1	40,000	140,255
3	2	271,734	1	49,560	321,294
4	1	25,017	—	—	25,017
5	—	—	—	—	—

		$397,006		$89,560	$486,566

Category 4 is comprised of one tenant in the automotive industry, Wagon Automotive Nagold GmbH. As described in Note 11, this tenant signed a lease in October 2009 on substantially the same terms as its affiliated predecessor, Wagon Automotive GmbH.
Note 6. Equity Investments in Real Estate
We own interests in single-tenant net leased properties leased to corporations through noncontrolling interests in (i) partnerships and limited liability companies that we do not control but over which we exercise significant influence, and (ii) tenants-in-common subject to common control. Generally, the underlying investments are jointly-owned with affiliates. We account for these investments under the equity method of accounting (i.e. at cost, increased or decreased by our share of earnings or losses, less distributions, plus contributions and other adjustments required by equity method accounting, such as basis differences from other-than-temporary impairments).
CPA®:17 2010 10-K — 76

Notes to Consolidated Financial Statements
The following table sets forth our ownership interests in our equity investments in real estate and their respective carrying values (dollars in thousands):

	Ownership	Carrying Value at
	Interest at	December 31,
Lessee	December 31, 2010	2010	2009
Berry Plastics	50%	$20,330	$21,414
Tesco plc (a)	49%	19,903	22,081
Eroski Sociedad Cooperativa — Mallorca (a) (b)	30%	10,620	—

		$50,853	$43,495

(a)	The carrying value of this investment is affected by the impact of fluctuations in the exchange rate of the Euro.

(b)	We acquired our interest in this investment in June 2010.
The following tables present combined summarized financial information of our venture properties. Amounts provided are the total amounts attributable to the venture properties and do not represent our proportionate share (in thousands):

	December 31,
	2010	2009
Assets	$203,989	$181,600
Liabilities	(79,786)	(84,522)

Partners’/members’ equity	$124,203	$97,078

	Years ended December 31,
	2010	2009	2008
Revenue	$15,961	$10,080	$6,660
Expenses	(12,874)	(8,330)	(5,383)
Gain on extinguishment of debt (a)	—	6,512	—

Net income	$3,087	$8,262	$1,277

(a)	During 2009, the Berry Plastics venture repaid its $39.0 million outstanding balance on a non-recourse mortgage loan at a discount for $32.5 million and recognized a corresponding gain of $6.5 million. Our $3.2 million share of the gain was reduced by $2.9 million due to an impairment charge recognized to reduce the carrying value of our investment to the estimated fair value of the venture’s underlying net assets.
We recognized income from equity investments in real estate of $1.7 million and $1.4 million for the years ended December 31, 2010 and 2009, respectively, and a loss from equity investments in real estate of $1.8 million for the year ended December 31, 2008. Income (loss) from equity investments in real estate represents our proportionate share of the income or loss of the ventures as well as certain depreciation and amortization adjustments related to other-than-temporary impairment charges.
Acquisitions of Equity Investments in Real Estate
Amounts provided below are applicable to the entire venture and do not represent our proportionate share, and are based on the exchange rate of the Euro at the date of acquisition, as applicable.
2010 — In June 2010, a venture in which we and an affiliate hold 30% and 70% interests, respectively, and which we account for under the equity method of accounting, entered into an investment in Spain for a total cost of $27.2 million. We account for this venture under the equity method of accounting as we do not have a controlling interest but exercise significant influence. The venture, which leases property to Eroski — Mallorca, capitalized acquisition-related costs and fees totaling $1.0 million in connection with this investment, which was deemed to be a real estate acquisition. Dollar amounts are based on the exchange rate of the Euro on the date of acquisition.
CPA®:17 2010 10-K — 77

Notes to Consolidated Financial Statements
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
Note 7. Securities Held to Maturity
In 2008, we acquired investments in five pools of CMBS, which at the time of acquisition were investment grade. The CMBS investments bear initial pass-through coupon rates approximating 6.2% and have final expected payout dates ranging from December 2017 to September 2020. We account for these CMBS investments, which are included in Other assets in the consolidated financial statements, as held to maturity securities because we have the intent and ability to hold these securities to maturity (Note 2).
At the date of acquisition, the $20.0 million cost of the five CMBS pools represented a $13.3 million discount to their $33.3 million face value. This discount was initially accreted into Interest income on an effective yield method, adjusted for actual prepayment activity over the average life of the related securities as a yield adjustment. During the fourth quarter of 2009, we determined that our CMBS investments were other-than-temporarily impaired and recognized impairment charges totaling $17.1 million to reduce the cost basis of these investments to their estimated fair values, of which $15.6 million was related to credit factors and was recognized in earnings and $1.5 million was related to non-credit factors and was recognized in OCL in equity. Following the recognition of the impairment charges during the fourth quarter of 2009, the carrying value of the CMBS investments at December 30, 2010 was equal to the amount of cash flows we expect to collect, and therefore no amounts were accreted into income during the year ended December 31, 2010. We accreted $0.7 million and $0.4 million into Interest income for the years ended December 31, 2009 and 2008, respectively.
The following is a summary of our securities held to maturity, which consisted entirely of the now below-investment grade CMBS pools at December 31, 2010 (in thousands):

				Estimated Fair
Description	Face Value	Amortized Cost	Unrealized Gain	Value

CMBS	$33,284	$3,797	$880	$4,677
Note 8. Intangible Assets, net
In connection with our acquisition of properties, we have recorded net lease intangibles of $247.1 million, which are being amortized over periods ranging from approximately 14 years to 40 years. In-place lease, tenant relationship and above-market rent intangibles are included in Intangible assets, net in the consolidated financial statements. Below-market rent intangibles are included in Prepaid and deferred rental income in the consolidated financial statements.
Intangible assets and liabilities are summarized as follows (in thousands):

	December 31,
	2010	2009
Lease intangibles:
In-place lease	$200,598	$26,518
Tenant relationship	10,419	4,850
Above-market rent	47,697	16,788
Less: Accumulated amortization	(6,636)	(1,490)

Total intangible assets	$252,078	$46,666

Below-market rent	$(11,619)	$(7,244)
Less: accumulated amortization	421	121

Total intangible liabilities	$(11,198)	$(7,123)

CPA®:17 2010 10-K — 78

Notes to Consolidated Financial Statements
Net amortization of intangibles, including the effect of foreign currency translation, was $4.9 million, $0.9 million and $0.4 million in 2010, 2009 and 2008, respectively. Amortization of below-market and above-market rent intangibles is recorded as an adjustment to lease revenue, while amortization of in-place lease and tenant relationship intangibles is included in Depreciation and amortization expense. Based on the intangibles recorded at December 31, 2010, scheduled net annual amortization of intangibles is expected to be approximately $12.7 million in each of the next five years.
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
Items Measured at Fair Value on a Recurring Basis
The following methods and assumptions were used to estimate the fair value of each class of financial instrument:
Money Market Funds — Our money market funds consisted of government securities and treasury bills. These funds were classified as Level 1 because we used quoted prices from active markets to determine their fair values.
Derivative Assets and Liabilities — Our derivative assets and liabilities are comprised of interest rate swaps, interest rate caps, and foreign currency exchange contracts. These derivative instruments were measured at fair value using readily observable market inputs, such as quotations on interest rates and foreign currency exchange rates. Our derivative instruments were classified as Level 2 because these instruments are custom, over-the-counter contracts with various bank counterparties that are not traded in an active market.
The following tables set forth our assets and liabilities that were accounted for at fair value on a recurring basis at December 31, 2010 and 2009 (in thousands):

		Fair Value Measurements at December 31, 2010 Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

Assets:
Money market funds	$102,084	$102,084	$—	$—
Derivative assets	751	—	751	—

	$102,835	$102,084	$751	$—

Liabilities:
Derivative liabilities	$(2,215)	$—	$(2,215)	$—

CPA®:17 2010 10-K — 79

Notes to Consolidated Financial Statements

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
We did not have any transfers into or out of Level 1, Level 2 and Level 3 measurements during the years ended December 31, 2010 and 2009. Gains and losses (realized and unrealized) included in earnings are reported in Other income and (expenses) in the consolidated financial statements.
Our other financial instruments had the following carrying values and fair values (in thousands):

	December 31, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	$667,478	$674,225	$300,908	$291,737
CMBS (a)	3,797	4,677	3,818	3,818

(a)	Carrying value represents historical cost, inclusive of impairment charges recognized during 2009 (Note 7).
We determine the estimated fair value of our debt instruments using a discounted cash flow model with rates that take into account the credit of the tenants and interest rate risk. We estimate that our other financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values at December 31, 2010 and 2009.
Items Measured at Fair Value on a Non-Recurring Basis
We perform an assessment, when required, of the value of certain of our real estate investments in accordance with current authoritative accounting guidance. As part of that assessment, we determined the valuation of these assets using widely accepted valuation techniques, including expected discounted cash flows or an income capitalization approach which considers prevailing market capitalization rates. We reviewed each investment based on the highest and best use of the investment and market participation assumptions. We determined that the significant inputs used to value these investments fall within Level 3. We calculated the impairment charges recorded during the year ended December 31, 2009 based on market conditions and assumptions that existed at the time. The valuation of real estate is subject to significant judgment and actual results may differ materially if market conditions or the underlying assumptions change.
CPA®:17 2010 10-K — 80

Notes to Consolidated Financial Statements
The following table presents information about our nonfinancial and financial assets that were measured on a fair value basis for the year ended December 31, 2009. For additional information regarding these impairment charges, refer to Note 11. All of the impairment charges were measured using unobservable inputs (Level 3) (in thousands):

	Year ended December 31, 2010		Year ended December 31, 2009
	Total Fair Value	Total Impairment	Total Fair Value	Total Impairment
	Measurements	Charges	Measurements	Charges
Assets:
Net investments in properties	$—	$—	$17,779	$7,471
Net investments in direct financing leases	—	—	28,833	800
Equity investments in real estate	—	—	24,244	2,930
Commercial mortgage-backed securities (a)	—	—	3,818	17,138

	$—	$—	$74,674	$28,339

(a)	Of the total other-than-temporary impairment charges recognized on our CMBS during 2009, $15.6 million related to credit losses and were recognized in earnings and $1.5 million related to noncredit factors and were recognized in OCL in equity (Note 7).
Note 10. Risk Management and Use of Derivative Financial Instruments
Risk Management
In the normal course of our ongoing business operations, we encounter economic risk. There are three main components of economic risk: interest rate risk, credit risk and market risk. We are subject to interest rate risk on our interest-bearing assets and liabilities and our CMBS investments. Credit risk is the risk of default on our operations and tenants’ inability or unwillingness to make contractually required payments. Market risk includes changes in the value of the properties and related loans as well as changes in the value of our CMBS investments due to changes in interest rates or other market factors. In addition, we own investments in Europe and are subject to the risks associated with changing foreign currency exchange rates.
Foreign Currency Exchange
We are exposed to foreign currency exchange rate movements, primarily in the Euro and British Pound Sterling. We manage foreign currency exchange rate movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the same currency, but we are subject to foreign currency exchange rate movements to the extent of the difference in the timing and amount of the rental obligation and the debt service. We also face challenges with repatriating cash from our foreign investments. We may encounter instances where it is difficult to repatriate cash because of jurisdictional restrictions or because repatriating cash may result in current or future tax liabilities.
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
CPA®:17 2010 10-K — 81

Notes to Consolidated Financial Statements
We measure derivative instruments at fair value and record them as assets or liabilities, depending on our rights or obligations under the applicable derivative contract. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. If a derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings or recognized in OCL until the hedged item is recognized in earnings. For cash flow hedges, the ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.
The following table sets forth certain information regarding our derivative instruments at December 31, 2010 and 2009 (in thousands):

		Asset Derivatives Fair Value		Liabilities Derivatives Fair Value
Derivatives Designated		at December 31,		at December 31,
as Hedging Instruments	Balance Sheet Location	2010	2009	2010	2009
Interest rate cap	Other assets, net	$733	$2,985	$—	$—
Interest rate swap	Other assets, net	18	—	—	—
Interest rate swap	Accounts payable, accrued expenses and other liabilities	—	—	(1,134)	(20)
Foreign exchange	Accounts payable, accrued expenses
contract	and other liabilities	—	—	(1,081)	—

		$751	$2,985	$(2,215)	$(20)

At December 31, 2010 and 2009, we also had an embedded credit derivative that is not designated as a hedging instrument. This instrument had a fair value of $0 at both December 31, 2010 and 2009.
The following tables present the impact of derivative instruments on the consolidated financial statements (in thousands):

	Amount of Gain (Loss)
	Recognized in OCI on
	Derivatives (Effective Portion)
	Years ended December 31,
Derivatives in Cash Flow Hedging Relationships	2010	2009

Interest rate cap (a)	$(2,221)	$(461)
Interest rate swaps	(1,073)	(20)
Foreign currency forward contract	(1,081)	—

Total	$(4,375)	$(481)

		Amount of Gain (Loss)
		Recognized in Income on Derivatives
Derivatives not in Cash Flow	Location of Gain (Loss)	Years ended December 31,
Hedging Relationships	Recognized in Income	2010	2009	2008
Embedded credit derivative (b)	Other income and (expenses)	$—	$—	$(1,404)

Total		$—	$—	$(1,404)

(a)	For the years ended December 31, 2010 and 2009, losses of $1.0 million and $0.2 million, respectively, were attributable to noncontrolling interests. We had no derivatives in cash flow hedging relationships prior to 2009.

(b)	For the year ending December 31, 2008, losses of $0.5 million were attributable to noncontrolling interests. No gains or losses were recognized in income related to this embedded credit derivative during 2010 and 2009.
See below for information on our purposes for entering into derivative instruments, including those not designated as hedging instruments, and for information on derivative instruments owned by unconsolidated ventures, which are excluded from the tables above.
CPA®:17 2010 10-K — 82

Notes to Consolidated Financial Statements
Interest Rate Swaps and Caps
We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our venture partners may obtain variable-rate non-recourse mortgage loans and, as a result, may enter into interest rate swap agreements or interest rate cap agreements with counterparties. Interest rate swaps, which effectively convert the variable-rate debt service obligations of the loan to a fixed-rate, are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flow over a specific period. The notional, or face, amount on which the swaps are based is not exchanged. Interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. Our objective in using these derivatives is to limit our exposure to interest rate movements.
The interest rate swaps and interest rate cap derivative instruments that we had outstanding at December 31, 2010 were designated as cash flow hedges and are summarized as follows (dollars in thousands):

		Notional	Effective	Effective	Expiration	Fair Value at
	Type	Amount	Interest Rate	Date	Date	December 31, 2010
3-Month LIBOR	Interest rate cap (a)	$116,684	8.8%	8/2009	8/2014	$733
3-Month LIBOR	“Pay-fixed” swap	26,621	3.7%	1/2010	12/2019	(1,134)
3-Month Euribor	“Pay-fixed” swap	8,070	2.6%	7/2010	11/2017	18

						$(383)

(a)	The applicable interest rate of the related debt was 5.05%, which was below the interest rate cap at December 31, 2010. Inclusive of noncontrolling interests in the notional amount and fair value of the swap of $52.5 million and $0.3 million, respectively.
An unconsolidated venture that leases properties to Berry Plastics, and in which we hold a 50% ownership interest, had a non-recourse mortgage loan with a total carrying value of $28.7 million and $29.0 million at December 31, 2010 and 2009, respectively. In May 2010, the venture refinanced this loan, replacing a variable-rate loan and a related interest rate cap with a ten-year fixed-rate loan bearing interest at an annual rate of 5.9%. The new loan includes a scheduled balloon payment of $21.0 million in June 2020. In connection with the refinancing, the existing interest rate cap that had been designated as a hedge against the loan is no longer designated as a hedge and the related unrealized loss of less than $0.1 million included in Equity was expensed. The interest rate cap had an estimated total fair value of less than $0.1 million at December 31, 2009. We recognized a gain of less than $0.1 million in OCL in equity related to this instrument during 2009. Amounts provided represent the entire amount attributable to the venture, not our proportionate share.
Foreign Currency Contracts
We enter into foreign currency forward contracts to hedge certain of our foreign currency cash flow exposures. A foreign currency forward contract is a commitment to deliver a certain amount of currency at a certain price on a specific date in the future. By entering into this instrument, we are locked into a future currency exchange rate, which limits our exposure to the movement in foreign currency exchange rates.
In December 2010, we entered into a foreign currency forward contract with a total notional amount of $59.6 million, based on the exchange rate of the Euro at December 31, 2010. This contract fixed the exchange rate of the Euro to $1.31047 with a maturity date of March 2011.
Embedded Credit Derivative
In connection with a venture in Germany in which we and an affiliate have 67% and 33% interests, respectively, and which we consolidate, the venture obtained non-recourse mortgage financing for which the interest rate has both fixed and variable components. In connection with providing the financing, the lender entered into an interest rate swap agreement on its own behalf through which the fixed interest rate component on the financing was converted into a variable interest rate instrument. Through the venture, we have the right, at our sole discretion, to prepay this debt at any time and to participate in any realized gain or loss on the interest rate swap at that time. This participation right is deemed to be an embedded credit derivative. In connection with the tenant’s bankruptcy filing in December 2008, we incurred a loss of $1.4 million, inclusive of noncontrolling interest of $0.5 million, to write down the value of this derivative to $0 at December 31, 2008. The derivative had an estimated fair value of $0 at December 31, 2010 and 2009. This derivative did not generate any gains or losses during 2010 or 2009.
CPA®:17 2010 10-K — 83

Notes to Consolidated Financial Statements
Other
Amounts reported in OCL related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. At December 31, 2010, we estimate that $1.4 million, inclusive of amounts attributable to noncontrolling interests of $0.2 million, will be reclassified as interest expense during the next twelve months.
Some of the agreements we have with our derivative counterparties contain certain credit contingent provisions that could result in a declaration of default against us regarding our derivative obligations if we either default or are capable of being declared in default on certain of our indebtedness. At December 31, 2010, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives that were in a net liability position was $2.2 million and less than $0.1 million at December 31, 2010 and 2009, respectively, which excludes accrued interest but includes any adjustment for nonperformance risk. If we had breached any of these provisions at December 31, 2010 or 2009, we could have been required to settle our obligations under these agreements at their termination value of $2.5 million or less than $0.1 million, respectively.
Concentration of Credit Risk
Concentrations of credit risk arise when a group of tenants is engaged in similar business activities or is subject to similar economic risks or conditions that could cause them to default on their lease obligations to us. We regularly monitor our portfolio to assess potential concentrations of credit risk. Our portfolio contains concentrations in excess of 10% of current contractual annualized minimum base rent in certain areas, as described below. The percentages in the paragraph below represent our directly-owned real estate properties and do not include the pro rata shares of our equity investments.
At December 31, 2010, the majority of our directly-owned real estate properties were located in the U.S. (60%), with New York (17%) representing the only significant domestic concentration based on percentage of our annualized contractual minimum base rent for the fourth quarter of 2010. All of our directly-owned international properties were located in Europe, with Spain (13%) and Croatia (10%) representing the most significant concentrations based on percentage of our annualized contractual minimum base rent for the fourth quarter of 2010. At December 31, 2010, The New York Times Company was the only tenant representing a significant concentration of credit risk, with 17% of our total annualized contractual minimum base rent (inclusive of amounts attributable to noncontrolling interests). At December 31, 2010, our directly-owned real estate properties contained concentrations in the following asset types: office (38%), warehouse and distribution (28%), industrial (16%), and retail (15%); and in the following tenant industries: media — printing and publishing (25%), retail stores (22%), and beverages, food and tobacco (14%).
Note 11. Impairment Charges on Net Investments in Real Estate
See Note 7 for a discussion of impairment charges incurred during 2009 related to our CMBS investments.
The following table summarizes impairment charges recognized on our consolidated and unconsolidated real estate investments during 2010, 2009 and 2008 (in thousands):

	Years ended December 31,
	2010	2009	2008
Net investments in properties (a)	$—	$7,471	$—
Net investment in direct financing lease (a)	—	800	—

Total impairment charges included in expenses	—	8,271	—
Equity investments in real estate (b)	—	2,930	2,120

Total impairment charges	$—	$11,201	$2,120

(a)	Inclusive of amounts attributable to noncontrolling interests totaling $2.8 million for the year ended December 31, 2009.

(b)	Impairment charges on our equity investments are included in Income (loss) from equity investments in real estate on our consolidated statement of operations.
CPA®:17 2010 10-K — 84

Notes to Consolidated Financial Statements
Waldaschaff Automotive GmbH and Wagon Automotive Nagold GmbH
During 2009, we recognized impairment charges of $8.3 million related to Waldaschaff Automotive GmbH (formerly Wagon Automotive GmbH) and Wagon Automotive Nagold GmbH, comprised of $7.5 million to reduce the carrying value of the Waldaschaff Automotive property to its estimated fair value and $0.8 million to reflect a decline in the estimated residual value of the Wagon Automotive Nagold property. We calculated the estimated fair value of these properties based on a discounted cash flow analysis and based on a third-party appraisal. In connection with entering into Administration, Wagon Automotive GmbH terminated its lease with us in May 2009 and a successor company, Waldaschaff Automotive GmbH, took over the business and has been paying rent to us, albeit at a significantly reduced rate. In April 2010, Waldaschaff Automotive GmbH executed a temporary lease under which monthly rent is unchanged but real estate expenses are now reimbursed by the tenant. In addition, in October 2009, we terminated the existing lease with Wagon Automotive Nagold GmbH, and signed a new lease with this tenant on substantially the same terms. At December 31, 2010, the Waldaschaff Automotive and Wagon Automotive Nagold properties were classified as Net investments in properties and net investment in direct financing leases, respectively, in the consolidated financial statements.
Berry Plastics
During 2009 and 2008, we incurred other-than-temporary impairment charges of $2.9 million and $2.1 million, respectively, to reduce the carrying value of our investment in the Berry Plastics venture to the estimated fair value of the venture’s underlying net assets. Berry Plastics continues to meet all of its obligations under the terms of its lease.
Note 12. Non-Recourse and Limited Recourse Debt
2010 — During the year ended December 31, 2010, we obtained non-recourse mortgage financing totaling $431.7 million at a weighted average annual interest rate and term of 5.93% and 8.8 years, respectively. Of the total financing:
•	$212.3 million related to six domestic investments acquired during 2010, including non-recourse mortgage financing obtained in connection with the CARQUEST transaction totaling $117.0 million, which bears interest at a fixed-rate of 5.17% and matures in December 2020, and financing obtained in connection with the J.P. Morgan Chase and Flint River transactions of $35.4 million and $27.0 million, respectively;

•	$139.7 million related to our Agrokor investments. In April 2010, we obtained financing of $52.4 million in connection with our first investment with Agrokor. In December 2010, we obtained financing of $34.3 million on our second Agrokor investment. In conjunction with this financing, we also refinanced the non-recourse mortgage loan obtained in April 2010 with new non-recourse financing of $53.0 million;

•	$52.2 million related to the Eroski transaction in Spain, with the first tranche of the transaction completed in the fourth quarter of 2009 and the second tranche completed during the first quarter of 2010 (Note 4);

•	$19.5 million related to a domestic build-to-suit project that we placed into service in January 2010 (Note 4); and

•	$8.0 million related to a secured line of credit obtained in connection with a Polish investment acquired in October 2009. We have drawn the full amount as of December 31, 2010. This debt bears interest at a variable-rate that has been effectively converted to a fixed annual interest rate through the use of an interest rate swap.
2009 — During the year ended December 31, 2009, we obtained non-recourse and limited recourse mortgage financing totaling $171.7 million at a weighted average annual interest rate and term of 8.27% and 6.1 years, respectively. Of the total financing:
•	$119.8 million related to the August 2009 New York Times transaction, inclusive of noncontrolling interests of $53.9 million. The financing bears interest at an annual interest rate of LIBOR plus 4.8%, with a minimum rate of 4.8% and a maximum rate that has been capped at 8.8% through the use of an interest rate cap designated as a cash flow hedge and matures in September 2014 (Note 10). In July 2010, we purchased for $50.1 million a participation in this limited recourse mortgage (Note 5);

•	$28.5 million related to a domestic investment acquired in December 2009. A portion of this debt bears interest at a variable-rate that has been effectively converted to a fixed annual interest rate through the use of an interest rate swap (Note 10); and
CPA®:17 2010 10-K — 85

Notes to Consolidated Financial Statements
•	$23.4 million, inclusive of amounts attributable to noncontrolling interests of $9.4 million, related to a domestic investment acquired in December 2008.
Amounts above are based upon the exchange rate of the Euro at the date of financing where appropriate.
Non-recourse and limited-recourse debt consists of mortgage notes payable, which are collateralized by an assignment of real property and direct financing leases with an aggregate carrying value of $1.1 billion at December 31, 2010. Our mortgage notes payable bore interest at fixed annual rates ranging from 4.5% to 8.0% and variable annual rates ranging from 5.1% to 6.6%, with maturity dates ranging from 2014 to 2028 at December 31, 2010.
Scheduled debt principal payments during each of the next five years following December 31, 2010 and thereafter are as follows (in thousands):

Years ending December 31,	Total
2011	$11,530
2012	12,529
2013	14,256
2014	120,827
2015	55,681
Thereafter through 2028	452,655

Total	$667,478

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
Note 14. Equity
Distributions
Distributions paid to shareholders consist of ordinary income, capital gains, return of capital or a combination thereof for income tax purposes. The following table presents distributions per share reported for tax purposes:

	Years Ended December 31,
	2010	2009	2008
Ordinary income	$0.34	$0.32	$0.32
Return of capital	0.30	0.31	0.24

Total distributions	$0.64	$0.63	$0.56

In September 2010, our board of directors approved a distribution of $0.00173913 per share, which equates to an annualized yield of 6.4% on our initial public offering price of $10.00 per share, for each day during the period an investor was a shareholder of record from and including October 1, 2010 through December 31, 2010, which was paid on January 15, 2011.
In December 2010, our board of directors announced that the first quarter 2011 annualized yield will remain at 6.4% on its initial public offering price of $10.00 per share. The daily distribution rate of $0.0017778 per share is payable to shareholders of record at the close of business on each day during the quarter and will be paid in aggregate on or about April 15, 2011.
CPA®:17 2010 10-K — 86

Notes to Consolidated Financial Statements
Accumulated Other Comprehensive Loss
The following table presents accumulated OCL reflected in equity. Amounts include our proportionate share of OCL from our unconsolidated investments (in thousands):

	December 31,
	2010	2009
Foreign currency translation adjustment	$(9,796)	$(3,136)
Unrealized loss on derivative instrument	(3,642)	(261)
Impairment loss on commercial mortgage-backed securities	(1,505)	(1,505)

Accumulated other comprehensive loss	$(14,943)	$(4,902)

Note 15. Income Taxes
We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code. We believe we have operated, and we intend to continue to operate, in a manner that allows us to continue to qualify as a REIT. Under the REIT operating structure, we are permitted to deduct distributions paid to our shareholders and generally will not be required to pay U.S. federal income taxes. Accordingly, no provision has been made for U.S. federal income taxes in the consolidated financial statements.
We conduct business in various states and municipalities within the U.S. and in the European Union and Canada and, as a result, we or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and certain foreign jurisdictions. As a result, we are subject to certain foreign, state and local taxes.
We account for uncertain tax positions in accordance with current authoritative accounting guidance. The following table presents a reconciliation of the beginning and ending amount of unrecognized tax benefits (in thousands):

December 31, 2010
Balance at January 1,	$—
Additions based on tax positions related to the current year	215

Balance at December 31,	$215

At December 31, 2010, we had unrecognized tax benefits as presented in the table above that, if recognized, would have a favorable impact on the effective income tax rate in future periods.
Our tax returns are subject to audit by taxing authorities. Such audits can often take years to complete and settle. The tax years 2007 through 2010 remain open to examination by the major taxing jurisdictions to which we are subject.
We have elected to treat one of our corporate subsidiaries, which engage in hotel operations, as a taxable REIT subsidiary (“TRS”). The subsidiary owns a hotel that is managed on our behalf by a third-party hotel management company. A TRS is subject to corporate federal income taxes, and we provide for income taxes in accordance with current authoritative accounting guidance.
Note 16. Segment Information
We have determined that we operate in one business segment, real estate ownership, with domestic and foreign investments. Geographic information for this segment is as follows (in thousands):

2010	Domestic	Foreign(a)	Total Company
Revenues	$72,330	$27,192	$99,522
Total long-lived assets (b)	911,254	515,653	1,426,907

2009	Domestic	Foreign(a)	Total Company
Revenues	$41,983	$8,363	$50,346
Total long-lived assets (b)	506,604	191,728	698,332
CPA®:17 2010 10-K — 87

Notes to Consolidated Financial Statements

2008	Domestic	Foreign(a)	Total Company
Revenues	$5,923	$3,761	$9,684
Total long-lived assets (b)	174,942	98,372	273,314

(a)	All years include operations in Germany; 2009 and 2010 also include operations in Hungary, Poland, Spain and the United Kingdom; and 2010 also includes operations in Canada and Croatia.

(b)	Consists of real estate, net; net investment in direct financing leases and equity investments in real estate.
Note 17. Selected Quarterly Financial Data (unaudited)
(Dollars in thousands, except per share amounts)

	Three months ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Revenues	$18,296	$23,564	$26,575	$31,087
Operating expenses	(4,504)	(6,880)	(7,633)	(9,113)
Net income	9,406	10,505	13,140	12,736
Less: Net income attributable to noncontrolling interests	(3,283)	(3,850)	(4,427)	(3,773)

Net income attributable to CPA®17 — Global Shareholders	6,123	6,655	8,713	8,963

Earnings per share attributable to CPA®17 — Global Shareholders	0.07	0.06	0.07	0.07
Distributions declared per share	0.1600	0.1600	0.1600	0.1600

	Three months ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Revenues	$8,709	$13,584	$13,453	$14,600
Operating expenses	(3,690)	(3,536)	(1,467)	(27,335)
Net income (loss) (a)	1,515	8,174	8,415	(15,924)
Less: Net income attributable to noncontrolling interests	(1,217)	(3,730)	(3,864)	(1,070)

Net income (loss) attributable to CPA®17 — Global Shareholders	298	4,444	4,551	(16,994)

Earnings (loss) per share attributable to CPA®17 — Global Shareholders	0.01	0.09	0.08	(0.32)
Distributions declared per share	0.1562	0.1575	0.1587	0.1600

(a)	Net loss for the three months ended December 31, 2009 includes the recognition of other-than-temporary impairment charges of $15.6 million recognized in earnings in connection with our CMBS investments (Note 7) and impairment charges of $8.3 million related to certain of our net investments in real estate (Note 11).
Note 18. Pro Forma Financial Information (unaudited)
The following consolidated pro forma financial information has been presented as if our investments made and new financing obtained since February 20, 2007 (inception) had occurred on January 1, 2010 for the year ended December 31, 2010, on January 1, 2009 for the year ended December 31, 2009, and on January 1, 2008 for the year ended December 31, 2008. The pro forma financial information is not necessarily indicative of what the actual results would have been, nor does it purport to represent the results of operations for future periods.
CPA®:17 2010 10-K — 88

Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)

	Years ended December 31,
	2010	2009	2008
Pro forma total revenues	$154,808	$156,542	$159,147
Pro forma net income (a)	50,675	33,899	60,726
Less: Net income attributable to noncontolling interests	(15,878)	(10,750)	(10,684)

Pro forma net income attributable to CPA®:17 — Global Shareholders	34,797	23,149	50,042

Pro forma earnings per share (a):
Net income attributable to CPA®:17 — Global Shareholders	0.36	0.24	0.36

(a)	Pro forma net income and pro forma earnings per share for the year ended December 31, 2009 reflect the recognition of other-than-temporary impairment charges of $15.6 million incurred in connection with our CMBS investments (Note 7) and impairment charges of $11.2 million related to certain of our net investments in real estate and equity investments in real estate (Note 11). Pro forma net income and pro forma earnings per share for the year ended December 31, 2008 reflect the impact of an other-than-temporary impairment charge of $2.1 million related to an equity investment in real estate (Note 11) and an unrealized loss of $1.4 million, inclusive of noncontrolling interest of $0.5 million, to write down the value of an embedded credit derivative (Note 10). Pro forma net income includes actual interest income generated from the proceeds of our public offering. A portion of these proceeds was used to fund the investments included in the foregoing pro forma financial information.
The pro forma weighted average shares outstanding for the years ended December 31, 2010, 2009 and 2008 were determined as if all shares issued since our inception through December 31, 2010 were issued on January 1, 2010, 2009 and 2008, respectively.
Note 19. Subsequent Events
In January 2011, we entered into an international investment with C1000 B.V., for a total cost of approximately $207.5 million. On March 16, 2011, we obtained non-recourse financing totaling $98.3 million, which bears interest at a variable rate of 3-month Euribor plus 2% and matures in March 2013. Our investment and non-recourse financing are inclusive of amounts attributable to noncontrolling interests of approximately $31.1 million and $14.7 million, respectively. Amounts are based on the exchange rate of the Euro at the date of acquisition or financing, as applicable. This investment was also funded in part by a $90.0 million short-term loan from our advisor and as of the date of this Report, we have repaid $75.0 million and the remaining $15.0 million becomes due on April 8, 2011.
Also in January 2011, we entered into a domestic investment for a cold storage facility at a total cost of approximately $99.5 million. In connection with this investment, we obtained non-recourse mortgage financing totaling $53.7 million, at a fixed annual interest rate and term of 6.0% and 10 years, respectively.
CPA®:17 2010 10-K — 89

CORPORATE PROPERTY ASSOCIATES 17 — GLOBAL INCORPORATED
SCHEDULE III — REAL ESTATE and ACCUMULATED DEPRECIATION
at December 31, 2010
(in thousands)

											Life on which
											Depreciation
											in Latest
				Costs Capitalized	Increase	Gross Amount at which Carried					Statement of
		Initial Cost to Company		Subsequent to	(Decrease) in Net	at Close of Period (c)			Accumulated	Date	Income is
Description	Encumbrances	Land	Buildings	Acquisition (a)	Investments (b)	Land	Buildings	Total	Depreciation (c)	Acquired	Computed
Real Estate Under Operating Leases:
Industrial facility in Norfolk, NE	$1,828	$625	$1,713	$—	$107	$625	$1,820	$2,445	$157	Jun. 2008	30 yrs.
Residential and office facilities in Soest, Germany and warehouse/distribution facility in Bad Wünnenbeg, Germany	29,095	3,193	45,932	—	(7,568)	2,673	38,884	41,557	2,578	Jul. 2008	36 yrs.
Educational facility in Chicago, IL	16,005	6,300	20,509	—	(527)	6,300	19,982	26,282	1,709	Jul. 2008	30 yrs.
Office and industrial facility in Alvarado, TX and industrial facility in Bossier City, LA	15,460	2,725	25,233	1,470	(3,395)	2,725	23,308	26,033	1,450	Aug. 2008	25 - 40 yrs.
Industrial facility in Waldaschaff, Germany	8,298	10,373	16,708	—	(9,966)	6,444	10,671	17,115	1,257	Aug. 2008	15 yrs.
Retail facilities in Phoenix, AZ and Columbia, MD	38,533	14,500	48,865	—	(2,063)	14,499	46,803	61,302	2,633	Sep. 2008	40 yrs.
Transportation facility in Birmingham, United Kingdom	—	3,591	15,810	949	(762)	3,424	16,164	19,588	407	Sep. 2009	40 yrs.
Retail facilities in Gorzow, Poland	8,070	1,095	13,947	—	(1,413)	987	12,642	13,629	395	Oct. 2009	40 yrs.
Office facility in Hoffman Estates, IL	19,910	5,000	21,764	—	—	5,000	21,764	26,764	581	Dec. 2009	40 yrs.
Office facility in The Woodlands, TX	27,367	1,400	41,502	—	—	1,400	41,502	42,902	1,123	Dec. 2009	40 yrs.
Retail facilities located throughout Spain	50,361	32,574	52,101	—	(4,462)	30,734	49,479	80,213	1,203	Dec. 2009	20 yrs.
Industrial facility in Union Township, OH	6,904	1,000	10,793	—	—	1,000	10,793	11,793	247	Feb. 2010	40 yrs.
Industrial facilities in San Diego, Fresno, Orange, Colton, Los Angeles and Pomona, CA; Phoenix, AZ; Safety Harbor, FL; Durham, NC and Columbia, SC	—	19,001	13,059	—	—	19,001	13,059	32,060	295	Mar. 2010	27 - 40 yrs.
Industrial facility in Evansville, IN	—	150	9,183	—	—	150	9,183	9,333	172	Mar. 2010	40 yrs.
Warehouse/distribution facilities in Plymouth, Southampton, Luton, Liverpool, Taunton, Cannock and Bristol, United Kingdom	—	8,639	2,019	—	68	8,679	2,047	10,726	59	Apr. 2010	28 yrs.
Warehouse/distribution facilities in Zagreb, Croatia	53,807	31,941	45,904	—	81	31,975	45,951	77,926	1,021	Apr. 2010	30 yrs.
Office facilities in Tampa, FL	35,425	18,300	32,856	—	—	18,300	32,856	51,156	479	May. 2010	40 yrs.
Retail facility in Elorrio, Spain	—	19,924	3,981	—	2,282	21,867	4,320	26,187	63	Jun. 2010	40 yrs.
Office and industrial facilities in Elberton, GA	—	560	2,467	—	—	560	2,467	3,027	24	Sep. 2010	40 yrs.
Warehouse/distribution facilities in Unadilla and Rincon, GA	27,000	1,595	44,446	—	—	1,595	44,446	46,041	185	Nov. 2010	40 yrs.
Office facility in Hartland, WI	—	1,402	2,041	—	—	1,402	2,041	3,443	10	Nov. 2010	35 yrs.
Warehouse/distribution facilities in Zagreb, Dugo Selo, Kutina, Slavonski Brod and Samobor, Croatia	24,232	6,700	24,114	—	419	6,797	24,436	31,233	68	Dec. 2010	30 yrs.
Warehouse/distribution facilities located throughout the United States and Canada	117,001	31,735	129,011	—	23	31,743	129,026	160,769	158	Dec. 2010	40 yrs.
Office facility in Madrid, Spain	—	22,230	81,508	—	872	22,427	82,183	104,610	—	Dec. 2010	40 yrs.
Office facility in Houston, TX	—	1,838	2,432	—	—	1,838	2,432	4,270	—	Dec. 2010	25 yrs.

	$479,296	$246,391	$707,898	$2,419	$(26,304)	$242,145	$688,259	$930,404	$16,274

CPA®:17 2010 10-K — 90

SCHEDULE III — REAL ESTATE and ACCUMULATED DEPRECIATION (Continued)
at December 31, 2010
(in thousands)

						Gross Amount at
				Costs Capitalized	Increase	which Carried
		Initial Cost to Company		Subsequent to	(Decrease) in Net	at Close of	Date
Description	Encumbrances	Land	Buildings	Acquisition (a)	Investments (b)	Period Total	Acquired
Direct Financing Method:
Office and industrial facility in Nagold, Germany	$13,090	$6,012	$41,493	$—	$(22,488)	$25,017	Aug. 2008
Industrial facilities in Sanford and Mayodan, NC	22,986	3,100	35,766	—	(279)	38,587	Dec. 2008
Industrial facility in Glendale Heights, IL	19,287	3,820	11,148	18,245	605	33,818	Jan. 2009
Office facility in New York City, NY	116,684	—	233,720	—	4,196	237,916	Mar. 2009
Industrial facilities in San Diego, Fresno, Orange, Colton and Pomona, CA; Holly Hill, FL; Rockmart, GA; Ooltewah, TN and Dallas, TX	—	1,730	20,778	—	(108)	22,400	Mar. 2010
Warehouse/distribution facilities in Plymouth, Newport, Southampton, Luton, Liverpool, Bristol and Leeds, United Kingdom	—	508	24,009	—	1,152	25,669	Apr. 2010
Warehouse/distribution facilities in Zagreb, Croatia	10,574	1,804	11,618	—	177	13,599	Dec. 2010

	$182,621	$16,974	$378,532	$18,245	$(16,745)	$397,006

													Life on which
													Depreciation
							Gross Amount at which Carried						in Latest
		Initial Cost to Company			Costs Capitalized	Increase (Decrease)	at Close of Period(c)						Statement of
				Personal	Subsequent to	in Net			Personal		Accumulated	Date	Income is
Description	Encumbrances	Land	Buildings	Property	Acquisition(a)	Investments(b)	Land	Buildings	Property	Total	Depreciation(c)	Acquired	Computed
Operating Real Estate:
Hotel in Hillsboro, OR	$5,561	$1,330	$10,483	$364	$—	$—	$1,330	$10,483	$364	$12,177	$300	May. 2010	39 yrs.

	$5,561	$1,330	$10,483	$364	$—	$—	$1,330	$10,483	$364	$12,177	$300

CPA®:17 2010 10-K — 91

CORPORATE PROPERTY ASSOCIATES 17 — GLOBAL INCORPORATED
NOTES to SCHEDULE III — REAL ESTATE and ACCUMULATED DEPRECIATION

(a)	Consists of the costs of improvements subsequent to purchase and acquisition costs including construction costs on build-to-suit transactions, legal fees, appraisal fees, title costs and other related professional fees.

(b)	The increase (decrease) in net investment is primarily due to (i) the amortization of unearned income from net investment in direct financing leases, which produces a periodic rate of return that at times may be greater or less than lease payments received, (ii) sales of properties, (iii) impairment charges, and (iv) changes in foreign currency exchange rates.

(c)	Reconciliation of real estate and accumulated depreciation (in thousands):

	Reconciliation of Real Estate Subject to
	Operating Leases
	Years ended December 31,
	2010	2009	2008
Balance at beginning of year	$326,507	$168,981	$—
Additions	610,795	149,323	180,076
Foreign currency translation adjustment	(6,898)	(282)	(5,638)
Impairment charges	—	(7,700)	—
Reclassification from (to) direct financing lease, intangible assets or escrow	—	16,185	(5,457)

Balance at close of year	$930,404	$326,507	$168,981

	Reconciliation of Accumulated Depreciation for
	Real Estate Subject to Operating Leases
	Years ended December 31,
	2010	2009	2008
Balance at beginning of year	$5,957	$1,455	$—
Depreciation expense	10,484	4,468	1,455
Foreign currency translation adjustment	(167)	34	—

Balance at close of year	$16,274	$5,957	$1,455

Reconciliation
of Operating
Real Estate
Year ended
December 31,
2010
Balance at beginning of year	$—
Additions	12,177

Balance at close of year	$12,177

Reconciliation
of
Accumulated
Depreciation
for Operating
Real Estate
Year ended
December 31,
2010
Balance at beginning of year	$—
Depreciation expense	300

Balance at close of year	$300

CPA®:17 2010 10-K — 92

At December 31, 2010, the aggregate cost of real estate, net of accumulated depreciation and accounted for as operating leases, owned by us and our consolidated subsidiaries for federal income tax purposes was $1.1 billion.
SCHEDULE IV — MORTGAGE LOANS ON REAL ESTATE
at December 31, 2010
(dollars in thousands)

		Final	Face	Carrying
	Interest	Maturity	Amount of	Amount of
Description	Rate	Date	Mortgage	Mortgage
Participation in New York Times limited recourse mortgage loan(a)	5.1%	Sep. 2014	50,000	49,560
Financing agreement- China Alliance Properties Limited	11.0%	Dec. 2015	40,000	40,000

			$90,000	$89,560

(a)	Applicable annual interest rate at December 31, 2010. The participation provides for an annual variable-rate of return of 4.75% plus 3 month LIBOR.
NOTES TO SCHEDULE IV — MORTGAGE LOANS ON REAL ESTATE
(in thousands)

Reconciliation of
Mortgage Loans on
Real Estate
Year ended December 31, 2010
Balance at beginning of year	$—
Additions	90,000
Repayment	(440)

Balance at close of year	$89,560

CPA®:17 2010 10-K — 93

BPLAST LANDLORD (DE) LLC
CPA®:17 2010 10-K — 94

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Members of BPLAST LANDLORD (DE) LLC:
In our opinion, the accompanying statements of income, members’ equity and cash flows present fairly, in all material respects, the results of BPLAST LANDLORD (DE) LLC’s operations and its cash flows for the year ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
New York, New York
March 25, 2009
CPA®:17 2010 10-K — 95

BPLAST LANDLORD (DE) LLC
BALANCE SHEETS
(Amounts in whole dollars)

	December 31,
	2010	2009
	(UNAUDITED)	(UNAUDITED)
Assets:
Real estate, net	$75,228,842	$77,625,485
Cash and cash equivalents	12,047	15,817
Intangible assets, net	3,975,025	4,181,211
Other assets, net	374,271	274,498

Total assets	$79,590,185	$82,097,011

Liabilities and Members’ Equity:
Liabilities:
Non-recourse debt	$28,701,137	$29,000,000
Below-market rent intangibles	713,768	738,123
Accrued expenses	322,724	100,035

Total liabilities	29,737,629	29,838,158

Members’ Equity:
Members’ equity	40,300,503	42,725,747
Accumulated earnings	9,552,053	9,507,408
Accumulated other comprehensive income	—	25,698

Total members’ equity	49,852,556	52,258,853

Total liabilities and members’ equity	$79,590,185	$82,097,011

See Notes to Financial Statements.
CPA®:17 2010 10-K — 96

BPLAST LANDLORD (DE) LLC
STATEMENTS OF INCOME
(Amounts in whole dollars)

	Years ended December 31,
	2010	2009	2008
	(UNAUDITED)	(UNAUDITED)
Revenues
Rental income	$6,664,596	$6,640,731	$6,651,343
Other operating income	79	2,411	8,198

	6,664,675	6,643,142	6,659,541

Operating Expenses
Depreciation and amortization	(2,698,721)	(2,811,881)	(2,811,881)
Property expense	21,156	(25,112)	(19,753)
General and administrative	(2,899)	(12,367)	(300)

	(2,680,464)	(2,849,360)	(2,831,934)

Other Income and Expenses
Gain on extinguishment of debt	—	6,511,723	—
Interest expense	(2,206,120)	(2,208,476)	(2,535,406)

	(2,206,120)	4,303,247	(2,535,406)

Net income	$1,778,091	$8,097,029	$1,292,201

See Notes to Financial Statements.
CPA®:17 2010 10-K — 97

BPLAST LANDLORD (DE) LLC
STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in whole dollars)

	Years ended December 31,
	2010	2009	2008
	(UNAUDITED)	(UNAUDITED)
Net Income	$1,778,091	$8,097,029	$1,292,201
Other Comprehensive (Loss) Income
Change in unrealized gain on derivative instrument	(25,698)	25,698	—

Comprehensive Income	$1,752,393	$8,122,727	$1,292,201

See Notes to Financial Statements.
CPA®:17 2010 10-K — 98

BPLAST LANDLORD (DE) LLC
STATEMENTS OF MEMBERS’ EQUITY
For the years ended December 31, 2010 (Unaudited), 2009 (Unaudited) and 2008
(Amounts in whole dollars)

	Managing	Non-Managing
	Member	Members	Total
Balance January 1, 2008	$431,885	$85,945,041	$86,376,926
Contributions	305	60,773	61,078
Distributions	(213,054)	(42,397,771)	(42,610,825)
Net income	6,461	1,285,740	1,292,201

Balance December 31, 2008	225,597	44,893,783	45,119,380

Contributions	21,252	4,229,191	4,250,443
Distributions	(26,168)	(5,207,529)	(5,233,697)
Net income	40,485	8,056,544	8,097,029
Other comprehensive income:
Change in unrealized loss on derivative instruments	128	25,570	25,698

Balance December 31, 2009	261,294	51,997,559	52,258,853

Contributions	1,897	377,469	379,366
Distributions	(22,690)	(4,515,366)	(4,538,056)
Net income	8,890	1,769,201	1,778,091
Other comprehensive loss:
Change in unrealized gain on derivative instruments	(1,897)	(23,801)	(25,698)

Balance December 31, 2010	$247,494	$49,605,062	$49,852,556

See Notes to Financial Statements.
CPA®:17 2010 10-K — 99

BPLAST LANDLORD (DE) LLC
STATEMENTS OF CASH FLOWS
(Amounts in whole dollars)

	Years ended December 31,
	2010	2009	2008
	(UNAUDITED)	(UNAUDITED)
Cash Flows — Operating Activities
Net income	$1,778,091	$8,097,029	$1,292,201
Adjustments to net income:
Depreciation and amortization, including intangible assets and deferred financing costs	2,698,474	3,128,853	2,829,232
Gain on extinguishment of debt	—	(6,511,723)	—
Decrease (increase) in accounts receivable	29,938	147,589	(197,548)
Increase in prepaid rental income	—	—	(563,945)
Increase (decrease) in accrued expenses	67,280	(121,969)	222,003

Net cash provided by operating activities	4,573,783	4,739,779	3,581,943

Cash Flows — Investing Activities
Acquisition of real estate	(120,000)	—	—
Proceeds from sale of land	—	120,000	—
Funds placed in escrow for future improvements	—	—	(36,000)
Funds released from escrow for future improvements	—	36,000	—

Net cash (used in) provided by investing activities	(120,000)	156,000	(36,000)

Cash Flows — Financing Activities
Distributions to members	(4,538,056)	(5,233,696)	(42,610,825)
Contributions from members	379,366	4,250,443	61,078
Proceeds from non-recourse mortgage	29,000,000	29,000,000	39,400,000
Payment of mortgage principal	(29,298,863)	(32,559,346)	(328,931)
Payment of mortgage deposits and deferred financing costs, net of deposits refunded	—	(337,363)	(67,265)

Net cash used in financing activities	(4,457,553)	(4,879,962)	(3,545,943)

Net change in cash and cash equivalents	(3,770)	15,817	—
Cash and cash equivalents, beginning of year	15,817	—	—

Cash and cash equivalents, end of year	$12,047	$15,817	$—

Supplemental disclosure:
Interest paid	$2,137,290	$2,036,252	$2,295,320

See Notes to Financial Statements.
CPA®:17 2010 10-K — 100

BPLAST LANDLORD (DE) LLC
NOTES TO FINANCIAL STATEMENTS
(Amounts in whole dollars)
(Amounts and disclosures as of and for the years ended December 31, 2010 and 2009 are unaudited.)
Note 1. Organization and Business
BPLAST LANDLORD (DE) LLC was formed in Delaware on November 9, 2007 as a limited liability company. We commenced operations on December 19, 2007, when we purchased land and buildings subject to a master net lease as described below. As used in these financial statements, the terms “Company,” “we,” “us” and “our” represent BPLAST LANDLORD (DE) LLC, unless otherwise indicated.
Our business consists of the leasing of three industrial facilities in Evansville, Indiana; Lawrence, Kansas and Baltimore, Maryland to Berry Plastics Corporation, Berry Plastics Holding Corporation and Berry Plastics Acquisition Corporation VII (collectively, “Berry Plastics” or the “tenant”) pursuant to a master net lease. The lease commenced on December 19, 2007, and had an initial term of 20 years with two ten-year renewal options and provided for annual rent of $6,640,000. The lease provides for rent increases based on a formula indexed to the Consumer Price Index (“CPI”) commencing on the second anniversary and annually thereafter. On March 31, 2010, the lease was amended to add an additional parcel of land and extend the initial term to 22 years subsequent to the lease amendment date.
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
Real Estate Leased to Others
Real estate is leased to Berry Plastics on a net lease basis whereby Berry Plastics is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance, repairs, renewals and improvements. Expenditures for maintenance and repairs including routine betterments are charged to operations as incurred. We capitalize significant renovations that increase the useful life of the properties.
The lease is accounted for as an operating lease, that is, real estate is recorded at cost less accumulated depreciation; future minimum rental revenue is recognized on a straight-line basis over the term of the related lease and expenses (including depreciation) are charged to operations as incurred.
On an ongoing basis, we assess our ability to collect rent and other tenant-based receivables and determine an appropriate allowance for uncollected amounts. We evaluate the collectability of these receivables based on the facts and circumstances of each situation rather than solely using statistical methods. Therefore, in recognizing our provision for uncollected rents and other tenant receivables, we evaluate actual past due amounts and make subjective judgments as to the collectability of those amounts based on factors including, but not limited to, our knowledge of the tenant’s circumstances, the age of the receivables, the tenant’s credit profile and prior experience with the tenant. Even if the tenant has been making payments, we may reserve for the entire receivable amount from the tenant if we believe there has been significant or continuing deterioration in the tenant’s ability to meet its lease obligations.
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
CPA®:17 2010 10-K — 101

Notes to Financial Statements
We record above-market and below-market lease values for owned properties based on the present value (using an interest rate reflecting the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the leases negotiated and in place at the time of acquisition of the properties and (ii) our estimate of fair market lease rates for the property or equivalent property, both of which are measured over a period equal to the estimated market lease term. We amortize the capitalized above-market lease value as a reduction of rental income over the estimated market lease term. We amortize the capitalized below-market lease value as an increase to rental income over the initial term and any fixed-rate renewal periods in the respective leases.
We allocate the total amount of other intangibles to in-place lease values and tenant relationship intangible values based on our evaluation of the specific characteristics of the tenant’s lease and our overall relationship with each tenant. The characteristics we consider in allocating these values include estimated market rent, the nature and extent of the existing relationship with the tenant, the expectation of lease renewals, estimated carrying costs of the property if vacant and estimated costs to execute a new lease, among other factors. We determine these values using our estimates or relying in part upon third-party appraisals. We amortize the capitalized value of in-place lease intangibles to expense over the remaining initial term of each lease. We amortize the capitalized value of tenant relationships to expense over the initial and expected renewal terms of the lease. No amortization period for intangibles will exceed the remaining depreciable life of the building.
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
Other Assets
Included in Other assets, net are derivative instruments, escrow balances held by lenders, accrued rents receivable and other amounts receivable from the tenant and deferred charges. Deferred charges are costs incurred in connection with mortgage financing that are amortized over the terms of the mortgage. Such amortization is included in Interest expense in the financial statements.
Depreciation
We compute depreciation using the straight-line method over the estimated useful lives of the properties, or 30 years.
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
CPA®:17 2010 10-K — 102

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
Note 3. Real Estate
Real estate, which consists of land and buildings leased to Berry Plastics, at cost, and accounted for as an operating lease, is summarized as follows:

	2010	2009
	(UNAUDITED)	(UNAUDITED)

Land (a)	$4,770,000	$4,650,000
Buildings	78,287,602	78,287,602

	83,057,602	82,937,602
Less: Accumulated depreciation	(7,828,760)	(5,312,117)

	$75,228,842	$77,625,485

(a)	In 2010, we purchased an adjoining parcel of land from the local utility company for $120,000 in order to restore parking spaces lost due to the installation of a substation in 2009, which was built on land that we sold back to the tenant in 2009 for $120,000 as part of an arrangement with the local utility company to construct a substation to improve service to the tenant.
Scheduled Future Minimum Rents
Scheduled future minimum rents, exclusive of renewals and expenses paid by the tenant and future CPI-based adjustments, under the non-cancelable operating lease, total $6,717,3 05 in 2011, $6,723,684 in each of the succeeding four years and $109,820,167 thereafter.
Note 4. Intangible Assets, Net
In connection with our acquisition of properties, we have recorded net lease intangibles of $3,853,392. These intangibles are being amortized over periods ranging from 20 to 30 years. In-place lease, tenant relationship and above-market rent intangibles are included in Intangible assets, net in the financial statements.
Intangibles assets and liabilities are summarized as follows:

	2010	2009
	(UNAUDITED)	(UNAUDITED)

Lease intangibles
In-place lease	$3,873,697	$3,873,697
Tenant relationship	258,273	258,273
Above-market rent	513,275	513,275
Less: accumulated amortization	(670,220)	(464,034)

	$3,975,025	$4,181,211

Below-market rent	$(791,853)	$(791,853)
Less: accumulated amortization	78,085	53,730

	$(713,768)	$(738,123)

CPA®:17 2010 10-K — 103

Notes to Financial Statements
Net amortization of intangibles was $189,010 for the year ended December 31, 2010, and $201,563 for the years ended December 31, 2009 and 2008. Amortization of below-market and above-market rent intangibles is recorded as an adjustment to lease revenues, while amortization of in-place lease and tenant relationship intangibles is included in depreciation and amortization. Based on the intangible assets at December 31, 2010, annual net amortization of intangibles is $189,010 for each of the next five years.
Note 5. Non-Recourse Debt
Our non-recourse debt consists of a mortgage note payable that is collateralized by a lease assignment and by real property with a carrying value of $75,228,842 at December 31, 2010. The carrying value of our debt was $28,701,137 at December 31, 2010 and $29,000,000 at December 31, 2009. In May 2010, we refinanced our existing non-recourse variable-rate debt of $29,000,000 and replaced it with $29,000,000 of fixed-rate debt. The new non-recourse debt has a term of ten years, and an annual fixed interest rate of 5.9%. Interest and principal payments are due monthly and a balloon payment of $20,980,482 is scheduled to be made in 2020.
In February 2009, we purchased our existing non-recourse debt of $39,701,069 from the lender at a discount for $32,500,000 and simultaneously obtained new non-recourse variable rate debt of $29,000,000. During the first quarter of 2009, we recorded a related gain on extinguishment of debt, net of expenses, of $6,511,723 in conjunction with this transaction.
Scheduled debt principal payments during each of the next five years following December 31, 2010 and thereafter are as follows:

Years ending December 31,	Total
(UNAUDITED)

2011	630,212
2012	664,251
2013	709,999
2014	753,761
2015	866,535
Thereafter through 2020	25,076,379

Total	$28,701,137

Note 6. Fair Value Measurements
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
As of December 31, 2010 and 2009, our only derivative was an interest rate cap. This derivative instrument was measured at fair value using readily observable market inputs, such as quotations on interest rates. Our derivative instrument was classified as Level 2 as this instrument is a custom, over-the-counter contract with a bank counterparty that is not traded in an active market.
CPA®:17 2010 10-K — 104

Notes to Financial Statements
The following table sets forth our assets and liabilities that were accounted for at fair value on a recurring basis at December 31, 2010 and 2009 (in thousands):

		Fair Value Measurements at December 31, 2010 Using:
		(UNAUDITED)
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivative assets	$1,104	$—	$1,104	$—

	$1,104	$—	$1,104	$—

		Fair Value Measurements at December 31, 2009 Using:
		(UNAUDITED)
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivative assets	$49,501	$—	$49,501	$—

	$49,501	$—	$49,501	$—

We did not have any transfers into or out of Level 1, Level 2 and Level 3 measurements during the years ended December 31, 2010 and 2009. Gains and losses (realized and unrealized) included in earnings are reported in Other income and (expenses) in the financial statements.
Our financial instruments had the following carrying value and fair value.

	December 31, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(UNAUDITED)		(UNAUDITED)
Debt	$28,701,137	$28,914,692	$29,000,000	$29,334,750
We determine the estimated fair value of our debt instruments using a discounted cash flow model with rates that take into account the credit of the tenants and interest rate risk. We estimate that our other financial assets and liabilities had fair values that approximated their carrying values at December 31, 2010 and 2009.
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
CPA®:17 2010 10-K — 105

Notes to Financial Statements
Interest Rate Cap
We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed-rate basis. However, from time to time, we may obtain variable-rate non-recourse mortgage loans and, as such, may enter into interest rate cap agreements with counterparties. Interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. Our objective in using these derivatives is to limit our exposure to interest rate movements.
In February 2009, we obtained non-recourse mortgage financing of $29,000,000 with an interest rate of LIBOR plus 5% (Note 5). In connection with this financing, we obtained an interest rate cap, which we designated as a cash flow hedge, whereby the LIBOR component of the interest rate could not exceed 5%. In May 2010, we refinanced this loan and replaced the variable-rate and related interest rate cap with a ten-year fixed-rate loan bearing interest at an annual rate of 5.9%. In connection with the refinancing, the existing interest rate cap that had been designated as a hedge against the prior loan was no longer designated as a hedge and the related unrealized loss of less than $0.1 million included in OCI, was expensed. The interest rate cap had an estimated total fair value of $49,501 at December 31, 2009. We recognized a gain of $25,698 in OCI in equity related to this instrument during 2009.
The following table sets forth our derivative instruments at December 31, 2010 and 2009:

		Asset Derivatives
		Fair Value at December 31,
Derivatives Designated as Hedging Instruments	Balance Sheet Location	2010	2009
		(UNAUDITED)	(UNAUDITED)
Interest rate cap (a)	Other assets, net	$1,104	$49,501

Total derivatives		$1,104	$49,501

(a)	At December 31, 2010, the existing interest rate cap with a fair value of $1,104 is no longer designated as a hedging instrument as a result of the May 2010 fixed rate debt refinancing.
The following table presents the impact of our derivative instrument on, and its location within, the financial statements:

	Amount of Gain (Loss)
	Recognized in OCI
	on Derivative
	(Effective Portion)
	Years ended December 31,
Derivatives in Cash Flow Hedging Relationships	2010	2009
	(UNAUDITED)	(UNAUDITED)
Interest rate cap (a) (b)	$—	$25,698

Total	$—	$25,698

(a)	During the year ended December 31, 2010, $0.1 million included in OCI was expensed as a result of the interest rate cap that was no longer considered a hedging instrument subsequent to the May 2010 fixed rate debt refinancing. During the years ended December 31, 2009 and 2008, no gains or losses were reclassified from OCI into income related to ineffective portions of edging relationships or to amounts excluded from effectiveness testing.

(b)	We obtained this interest rate cap in March 2009.
CPA®:17 2010 10-K — 106

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
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
Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of December 31, 2010 at a reasonable level of assurance.
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
We assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, we used criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we concluded that, as of December 31, 2010, our internal control over financial reporting is effective based on those criteria.
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
CPA®:17 2010 10-K — 107

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
This information will be contained in our definitive proxy statement for the 2011 Annual Meeting of Shareholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.

Item 11.	Executive Compensation.
This information will be contained in our definitive proxy statement for the 2011 Annual Meeting of Shareholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
This information will be contained in our definitive proxy statement for the 2011 Annual Meeting of Shareholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
This information will be contained in our definitive proxy statement for the 2011 Annual Meeting of Shareholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.

Item 14.	Principal Accountant Fees and Services.
This information will be contained in our definitive proxy statement for the 2011 Annual Meeting of Shareholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.
PART IV

Item 15.	Exhibits, Financial Statement Schedules.
(a) (1) and (2) — Financial statements and schedules — see index to financial statements included in Item 8.
Other Financial Statements:
BPLAST LANDLORD (DE) LLC
(3) Exhibits:
The following exhibits are filed as part of this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing

3.1	Articles of Incorporation of Registrant	Incorporated by reference to Registration Statement on Form S-11 (No. 333-140842) filed February 22, 2007

3.2	Articles of Amendment and Restatement of Corporate Property Associates 17 — Global Incorporated	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 filed December 14, 2007

3.3	Bylaws of Corporate Property Associates 17 — Global Incorporated	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 filed December 14, 2007

4.1	2007 Distribution Reinvestment and Stock Purchase Plan	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 filed December 14, 2007
CPA®:17 2010 10-K — 108

Exhibit No.	Description	Method of Filing

10.1
Selected Dealer Agreement dated as of December 7, 2007 by and among, Corporate Property Associates 17 - Global Incorporated, Carey Financial, LLC, Carey Asset Management Corp., W. P. Carey & Co. LLC and Ameriprise Financial Services, Inc.
Incorporated by reference to Form 8-K filed December 10, 2007

10.2	Agreement of Limited Partnership of CPA®:17 Limited Partnership dated November 12, 2007 by and among, Corporate Property Associates 17 — Global Incorporated and W. P. Carey Holdings, LLC	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 filed December 14, 2007

10.3	First Amendment to Agreement of Limited Partnership of CPA®: 17 Limited Partnership dated as of November 23, 2009	Incorporated by reference to Registration Statement on Form S-11 (No. 333-140842) filed November 24, 2009

10.4	Sales Agency Agreement dated November 30, 2007 between Corporate Property Associates 17 — Global Incorporated and Carey Financial, LLC	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 filed December 14, 2007

10.5	Subscription Escrow Agreement	Incorporated by reference to Registration Statement on Form S-11 (No. 333-140842) filed October 29, 2007

10.6	Form of Amended Selected Dealer Agreement by and between Carey Financial, LLC and the selected dealers named therein from time to time	Incorporated by reference to Registration Statement on Form S-11 (File No. 333-140842) filed August 1, 2008

10.7	Amended and Restated Advisory Agreement dated as of October 1, 2009 among Corporate Property Associates 17 —Global Incorporated, CPA®:17 Limited Partnership and Carey Asset Management Corp.	Incorporated by reference to Registration Statement on Form S-11 (File No. 333-140842) filed November 4, 2009
CPA®:17 2010 10-K — 109

Exhibit No.	Description	Method of Filing

10.8	Asset Management Agreement dated as of July 1, 2008 between Corporate Property Associates 17 — Global Incorporated and W. P. Carey & Co. B.V.	Incorporated by reference to Registration Statement on Form S-11 (File No. 333-140842) filed August 1, 2008

10.9	Form of Indemnification Agreement with independent directors	Incorporated by reference to Registration Statement on Form S-11 (File No. 333-140842) filed August 1, 2008

10.10	Lease Agreement by and between 620 Eighth NYT (NY) Limited Partnership, as landlord, and NYT Real Estate Company LLC, as tenant, dated March 6, 2009	Incorporated by reference to Registration Statement on Form S-11 (File No. 333-140842) filed April 2, 2009

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

10.15
Sale and Purchase Agreement, dated as of December 13, 2010, by and among Corporate Property Associates 14 Incorporated and Corporate Property Associates 17- Global Incorporated, on behalf of single purpose entities to be formed for the purpose of acquiring the properties
Incorporated by reference to Form 8-K filed on December 14, 2010

21.1	Subsidiaries of Registrant	Filed herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
CPA®:17 2010 10-K — 110

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corporate Property Associates 17 — Global Incorporated
Date 3/18/2011	By:	/s/ Mark J. DeCesaris
Mark J. DeCesaris
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Wm. Polk Carey Wm. Polk Carey	Chairman of the Board and Director	3/18/2011

/s/ Trevor P. Bond Trevor P. Bond	Chief Executive Officer and Director (Principal Executive Officer)	3/18/2011

/s/ Mark J. DeCesaris Mark J. DeCesaris	Chief Financial Officer (Principal Financial Officer)	3/18/2011

/s/ Thomas J. Ridings, Jr. Thomas J. Ridings, Jr.	Chief Accounting Officer (Principal Accounting Officer)	3/18/2011

/s/ Marshall E. Blume Marshall E. Blume	Director	3/18/2011

/s/ Elizabeth P. Munson Elizabeth P. Munson	Director	3/18/2011

/s/ Richard J. Pinola Richard J. Pinola	Director	3/18/2011

/s/ James D. Price James D. Price	Director	3/18/2011
CPA®:17 2010 10-K — 111