Form 10-Q
period 2011-03-31
Corporate Property Associates 17 - Global INC
filed 2011-05-16
CIK 1390213

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Registrant had 162,110,628 shares of common stock, $.001 par value, outstanding at May 9, 2011.

Forward Looking Statements
This Quarterly Report on Form 10-Q (the “Report”), including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of Part I of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties and other factors that may materially affect our future results, performance, achievements or transactions. Information on factors which could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this report as well as in our other filings with the Securities and Exchange Commission (the “SEC”), including but not limited to those described in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the SEC on March 18, 2011 (the “2010 Annual Report”). We do not undertake to revise or update any forward-looking statements. Additionally, a description of our critical accounting estimates is included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2010 Annual Report. There has been no significant change in our critical accounting estimates.
CPA®:17 Global 3/31/2011 10-Q — 1

PART I

Item 1.	Financial Statements
CORPORATE PROPERTY ASSOCIATES 17 — GLOBAL INCORPORATED
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	March 31, 2011	December 31, 2010
Assets
Investments in real estate:
Real estate, at cost	$1,073,316	$930,404
Operating real estate, at cost	12,179	12,177
Accumulated depreciation	(22,527)	(16,574)

Net investments in properties	1,062,968	926,007
Net investments in direct financing leases	400,593	397,006
Real estate under construction	75,143	53,041
Equity investments in real estate	152,883	50,853

Net investments in real estate	1,691,587	1,426,907
Cash and cash equivalents	210,876	162,745
Intangible assets, net	270,911	252,078
Notes receivable	40,000	89,560
Other assets, net	62,883	56,965

Total assets	$2,276,257	$1,988,255

Liabilities and Equity
Liabilities:
Non-recourse and limited-recourse debt	$769,469	$667,478
Accounts payable, accrued expenses and other liabilities	11,657	14,719
Prepaid and deferred rental income	29,911	27,020
Due to affiliates	26,994	21,009
Distributions payable	24,234	21,520

Total liabilities	862,265	751,746

Commitments and contingencies (Note 10)
Equity:
CPA®:17 — Global shareholders’ equity:
Preferred stock, $0.001 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; 161,003,481 and 143,231,953 shares issued, respectively	161	143
Additional paid-in capital	1,439,576	1,280,453
Distributions in excess of accumulated earnings	(105,245)	(93,446)
Accumulated other comprehensive income (loss)	18,658	(14,943)

	1,353,150	1,172,207
Less, treasury stock at cost, 1,012,221 and 864,991 shares, respectively	(9,414)	(8,044)

Total CPA®:17 — Global shareholders’ equity	1,343,736	1,164,163
Noncontrolling interests	70,256	72,346

Total equity	1,413,992	1,236,509

Total liabilities and equity	$2,276,257	$1,988,255

Note: Substantially all our assets and liabilities are held through our operating partnership. See Note 2 for further information.
See Notes to Consolidated Financial Statements.
CPA®:17 Global 3/31/2011 10-Q — 2

CORPORATE PROPERTY ASSOCIATES 17 — GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2011	2010
Revenues
Rental income	$27,632	$8,412
Interest income from direct financing leases	11,293	9,367
Other real estate income	853	—
Interest income on CMBS and notes receivable	2,219	517
Other operating income	551	124

	42,548	18,420

Expenses
Depreciation and amortization	(8,359)	(2,332)
General and administrative	(1,836)	(977)
Property expenses	(3,782)	(1,195)
Other real estate expenses	(484)	—

	(14,461)	(4,504)

Other Income and Expenses
Income from equity investments in real estate	1,770	398
Other income and (expenses)	(679)	(64)
Other interest income	13	4
Interest expense	(12,176)	(5,316)

	(11,072)	(4,978)

Income before income taxes	17,015	8,938
(Provision for) benefit from income taxes	(367)	468

Net Income	16,648	9,406

Less: Net income attributable to noncontrolling interests	(4,213)	(3,283)

Net Income Attributable to CPA®:17 — Global Shareholders	$12,435	$6,123

Earnings Per Share
Net income attributable to CPA®:17 — Global shareholders	$0.08	$0.07

Weighted Average Shares Outstanding	151,599,433	87,261,461

Distributions Declared Per Share	$0.1600	$0.1600

See Notes to Consolidated Financial Statements.
CPA®:17 Global 3/31/2011 10-Q — 3

CORPORATE PROPERTY ASSOCIATES 17 — GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2011	2010
Net Income	$16,648	$9,406
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	37,378	(9,643)
Change in unrealized gain (loss) on derivative instruments	(3,118)	(1,490)

	34,260	(11,133)

Comprehensive income (loss)	50,908	(1,727)

Amounts Attributable to Noncontrolling Interests:
Net income	(4,213)	(3,283)
Foreign currency translation adjustments	(635)	638
Change in unrealized (gain) loss on derivative instruments	(24)	523

Comprehensive income attributable to noncontrolling interests	(4,872)	(2,122)

Comprehensive Income (Loss) Attributable to CPA®:17 — Global Shareholders	$46,036	$(3,849)

See Notes to Consolidated Financial Statements.
CPA®:17 Global 3/31/2011 10-Q — 4

CORPORATE PROPERTY ASSOCIATES 17 — GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
For the three months ended March 31, 2011 and the year ended December 31, 2010
(in thousands, except share amounts)

		CPA®:17 — Global Shareholders
				Distributions	Accumulated		Total
	Total		Additional	in Excess of	Other		CPA®:17 —
	Outstanding	Common	Paid-In	Accumulated	Comprehensive	Treasury	Global	Noncontrolling
	Shares	Stock	Capital	Earnings	Income (Loss)	Stock	Shareholders	Interests	Total
Balance at January 1, 2010	79,886,568	$82	$718,057	$(53,118)	$(4,902)	$(2,314)	$657,805	$71,332	$729,137
Shares issued, net of offering costs	62,643,431	60	557,835				557,895		557,895
Shares issued to affiliates	453,121	1	4,561				4,562		4,562
Contributions from noncontrolling interests								412	412
Distributions declared ($0.6400 per share)				(70,782)			(70,782)		(70,782)
Distributions to noncontrolling interests								(12,959)	(12,959)
Net income				30,454			30,454	15,333	45,787
Other comprehensive loss:
Foreign currency translation adjustments					(6,660)		(6,660)	(778)	(7,438)
Change in unrealized loss on derivative instruments					(3,381)		(3,381)	(994)	(4,375)
Repurchase of shares	(616,158)					(5,730)	(5,730)		(5,730)

Balance at December 31, 2010	142,366,962	143	1,280,453	(93,446)	(14,943)	(8,044)	1,164,163	72,346	1,236,509

Shares issued, net of offering costs	17,528,956	17	156,697				156,714		156,714
Shares issued to affiliates	242,572	1	2,426				2,427		2,427
Contributions from noncontrolling interests								1,138	1,138
Distributions declared ($0.1600 per share)				(24,234)			(24,234)		(24,234)
Distributions to noncontrolling interests								(8,100)	(8,100)
Net income				12,435			12,435	4,213	16,648
Other comprehensive income:
Foreign currency translation adjustments					36,743		36,743	635	37,378
Change in unrealized loss on derivative instruments					(3,142)		(3,142)	24	(3,118)
Repurchase of shares	(147,230)					(1,370)	(1,370)		(1,370)

Balance at March 31, 2011	159,991,260	$161	$1,439,576	$(105,245)	$18,658	$(9,414)	$1,343,736	$70,256	$1,413,992

See Notes to Consolidated Financial Statements.
CPA®:17 Global 3/31/2011 10-Q — 5

CORPORATE PROPERTY ASSOCIATES 17 — GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2011	2010
Cash Flows — Operating Activities
Net income	$16,648	$9,406
Adjustments to net income:
Depreciation and amortization, including intangible assets	9,847	2,334
Straight-line rent adjustments and amortization of rent-related intangibles	585	(1,157)
Settlement of derivative liability	(4,469)	—
Income from equity investment in real estate in excess of distributions received	(259)	(56)
Issuance of shares to affiliate in satisfaction of fees due	2,426	617
Realized loss on foreign currency transactions and other, net	43	—
Unrealized loss on foreign currency transactions	636	65
Decrease (increase) in accounts receivable and prepaid expenses	926	(587)
(Decrease) increase in accounts payable and accrued expenses	(2,192)	841
(Increase) decrease in prepaid and deferred rental income	(496)	3,287
Increase in due to affiliates	4,579	2,015
Change in other operating assets and liabilities, net	(1,870)	(1,256)

Net cash provided by operating activities	26,404	15,509

Cash Flows — Investing Activities
Distributions received from equity investments in real estate in excess of equity income	80,753	332
Acquisitions of real estate and direct financing leases and other capital expenditures (a)	(149,163)	(147,311)
Contributions to equity investments in real estate (a)	(172,439)	(60)
VAT paid in connection with acquisitions in real estate	(3,542)	(7,488)
VAT refunded in connection with acquisitions in real estate	4,728	6,346
Proceeds from repayment of notes receivable	49,560	7,000
Investment in securities	(1,250)	—
Funds released from escrow	7,407	455
Funds placed in escrow	(5,666)	(2,334)
Payment of deferred acquisition fees to an affiliate	(4,513)	(1,133)

Net cash used in investing activities	(194,125)	(144,193)

Cash Flows — Financing Activities
Distributions paid	(21,520)	(11,675)
Contributions from noncontrolling interests	1,138	—
Distributions to noncontrolling interests	(8,100)	(2,394)
Proceeds from non-recourse and limited recourse debt financing	92,166	71,678
Scheduled payments of non-recourse and limited recourse debt	(2,779)	(1,357)
Payment of mortgage deposits, net of deposits refunded	(6,683)	(1,662)
Proceeds from issuance of shares, net of offering costs	156,714	130,055
Funds released from escrow	(393)	(219)
Funds placed in escrow	—	2,191
Purchase of treasury stock	(1,370)	(984)

Net cash provided by financing activities	209,173	185,633

Change in Cash and Cash Equivalents During the Period
Effect of exchange rate changes on cash	6,679	(646)

Net decrease in cash and cash equivalents	48,131	56,303
Cash and cash equivalents, beginning of period	162,745	281,554

Cash and cash equivalents, end of period	$210,876	$337,857

Noncash investing and financing activities:

(a)	The cost basis of real estate investments acquired during the three months ended March 31, 2011 and 2010, including equity investments in real estate, also included deferred acquisition fees payable of $2.7 million and $3.0 million, respectively.
See Notes to Consolidated Financial Statements.
CPA®:17 Global 3/31/2011 10-Q — 6

CORPORATE PROPERTY ASSOCIATES 17 — GLOBAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1. Organization and Offering
Organization
Corporate Property Associates 17 — Global Incorporated (“CPA®:17 — Global” and, together with its consolidated subsidiaries, “we”, “us” or “our”) is a publicly owned, non-listed real estate investment trust (“REIT”) that invests primarily in commercial properties leased to companies domestically and internationally. As a REIT, we are not subject to United States (“U.S.”) federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions and other factors. We earn revenue principally by leasing the properties we own to single corporate tenants, on a triple-net leased basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, contractual rent adjustments, tenant defaults and sales of properties. At March 31, 2011, our portfolio was comprised of our full or partial ownership interests in 154 fully-occupied properties, substantially all of which were triple-net leased to 37 tenants, and totaled approximately 19 million square feet (on a pro rata basis). We were formed in 2007 and conduct substantially all of our investment activities and own all of our assets through our operating partnership, CPA:17 Limited Partnership. We are a general partner and a limited partner and own approximately a 99.985% capital interest in our operating partnership. W. P. Carey Holdings, LLC (“Carey Holdings”), a subsidiary of W. P. Carey & Co. LLC (“WPC”), holds a special general partner interest in the operating partnership. We refer to WPC, together with certain of its subsidiaries and Carey Holdings, as the “advisor.”
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
Public Offering
In November 2007, our registration statement on Form S-11 (File No. 333-140842), covering an initial public offering of up to 200,000,000 shares of common stock at $10.00 per share, was declared effective by the SEC under the Securities Act of 1933, as amended (the “Securities Act”). The registration statement also covered the offering of up to 50,000,000 shares of common stock at $9.50 pursuant to our distribution reinvestment and stock purchase plan. Our shares were initially being offered on a “best efforts” basis by Carey Financial and selected other dealers. We commenced our initial public offering in late December 2007. Since inception through the termination of our initial public offering on April 7, 2011, we raised a total of more than $1.5 billion.
In October 2010, we filed a registration statement on Form S-11 (File No. 333-170225) with the SEC for a continuous public offering of up to $1.0 billion of common stock, which was declared effective by the SEC on April 7, 2011, terminating our initial public offering. The registration statement also covers the offering of up to 50,000,000 shares of common stock at $9.50 pursuant to our distribution reinvestment and stock purchase plan. We refer to the continuous public offering as the “follow-on offering.” There can be no assurance that we will successfully sell the full number of shares registered.
We intend to use the net proceeds of these offerings to acquire, own and manage a portfolio of commercial properties leased to a diversified group of companies primarily on a single tenant net lease basis.
Note 2. Basis of Presentation
Our interim consolidated financial statements have been prepared, without audit, in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a fair statement of our consolidated financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the U.S. (“GAAP”).
In the opinion of management, the unaudited financial information for the interim periods presented in this Report reflects all normal and recurring adjustments necessary for a fair statement of results of operations, financial position and cash flows. Our interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2010, which are included in our 2010 Annual Report, as certain disclosures that would substantially duplicate those contained in the audited consolidated financial statements have not been included in this Report. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.
CPA®:17 Global 3/31/2011 10-Q — 7

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
Because we conduct substantially all of our investment activities and own all of our assets through the operating partnership, substantially all of the assets and liabilities presented in our consolidated balance sheets are attributable to the operating partnership. The following table presents amounts included in the consolidated balance sheets that are not attributable to the operating partnership but rather are attributable to CPA®:17 — Global, the primary beneficiary of the operating partnership (in thousands):

	March 31, 2011	December 31, 2010
Assets:
Cash and cash equivalents not attributable to consolidated Variable Interest Entity (“VIE”)	$20,880	$2,502
Other assets, net not attributable to consolidated VIE	3,973	1,038

Total assets not attributable to consolidated VIE	$24,853	$3,540

Liabilities:
Due to affiliates not attributable to consolidated VIE	$(598)	$(408)
Distributions payable not attributable to consolidated VIE	(24,234)	(21,520)

Total liabilities not attributable to consolidated VIE	$(24,832)	$(21,928)

Because we generally utilize non-recourse debt, our maximum exposure to the operating partnership is limited to the equity we have in the operating partnership. We have not provided financial or other support to the operating partnership, and there were no guarantees or other commitments from third parties that would affect the value of or risk related to our interest in this entity.
Information about International Geographic Areas
At March 31, 2011, our international investments were comprised of investments in Europe. The following tables present information about these investments (in thousands):

	Three Months Ended March 31,
	2011	2010
Revenues	$12,364	$4,030

	March 31, 2011	December 31, 2010
Net investments in real estate	$655,821	$515,653

CPA®:17 Global 3/31/2011 10-Q — 8

Note 3. Agreements and Transactions with Related Parties
We have an advisory agreement with the advisor whereby the advisor performs certain services for us for a fee. The agreement that is currently in effect was recently renewed for an additional year pursuant to its terms effective October 1, 2010. Under the terms of this agreement, the advisor structures and negotiates the purchase and sale of investments and debt placement transactions for us, for which we pay the advisor structuring and subordinated disposition fees, and manages our day-to-day operations, for which we pay the advisor asset management fees and certain cash distributions. In addition, we reimburse the advisor for organization and offering costs incurred in connection with our offering and for certain administrative duties performed on our behalf. We also have certain agreements with joint ventures. The following table presents a summary of fees we paid and expenses we reimbursed to the advisor in accordance with the advisory agreement (in thousands):

	Three Months Ended March 31,
	2011	2010
Amounts included in operating expenses:
Asset management fees (a)	$2,850	$939
Distributions of available cash	1,815	506
Personnel reimbursements (b)	388	160
Office rent reimbursements (b)	74	33

	$5,127	$1,638

Transaction fees incurred:
Current acquisition fees (c)	$7,929	$3,744
Deferred acquisition fees (c) (d)	6,351	2,995

	$14,280	$6,739

Unpaid transaction fees:	March 31, 2011	December 31, 2010
Unpaid deferred acquisition fees	$21,588	$19,809

(a)	Asset management fees are included in Property expenses in the consolidated financial statements. For 2011 and 2010, the advisor elected to receive its asset management fees in restricted shares. At March 31, 2011, the advisor owned 1,037,578 restricted shares (less than 1%) of our common stock.

(b)	Personnel and office rent expenses are included in General and administrative expenses in the consolidated financial statements. Based on current gross revenues, our current share of future minimum lease payments under our agreement would be $0.3 million annually through 2016; however, we anticipate that our share of future annual minimum lease payments will increase significantly as we continue to invest the proceeds of our offerings.

(c)	Current and deferred acquisition fees were capitalized and included in the cost basis of the assets acquired.

(d)	We made payments of deferred acquisition fees to the advisor totaling $4.5 million and $1.1 million during the three months ended March 31, 2011 and 2010, respectively.
Organization and Offering Expenses
The total costs paid by the advisor and its affiliates in connection with the organization and offering of our securities were $13.3 million from inception through March 31, 2011, of which $12.8 million had been reimbursed as of March 31, 2011.
Joint Ventures and Other Transactions with Affiliates
On December 13, 2010 we agreed to purchase three properties from one of our affiliates, Corporate Property Associates 14 Incorporated (“CPA®:14”), for an aggregate purchase price of $57.4 million, plus the assumption of approximately $153.9 million of indebtedness (Note 13).
We own interests in entities ranging from 30% to 85%, with the remaining interests held by affiliates. We consolidate certain of these entities and account for the remainder under the equity method of accounting.
CPA®:17 Global 3/31/2011 10-Q — 9

Note 4. Net Investments in Properties and Real Estate Under Construction
Real Estate
Real estate, which consists of land and buildings leased to others under operating leases, at cost, is summarized as follows (in thousands):

	March 31, 2011	December 31, 2010
Land	$273,635	$242,145
Buildings	799,681	688,259
Less: Accumulated depreciation	(22,114)	(16,274)

	$1,051,202	$914,130

Operating Real Estate
Operating real estate, which consists of our hotel operations, at cost, is summarized as follows (in thousands):

	March 31, 2011	December 31, 2010
Land	$1,330	$1,330
Buildings	10,485	10,483
Furniture, Fixtures & Equipment	364	364
Less: Accumulated depreciation	(413)	(300)

	$11,766	$11,877

Acquisitions of Real Estate
During the three months ended March 31, 2011, we entered into three domestic investments, which were classified as operating leases, at a total cost of $134.3 million, including net lease intangible assets totaling $16.6 million (see Other below). In connection with these investments, which we deemed to be real estate asset acquisitions under current authoritative accounting guidance, we capitalized acquisition-related costs and fees totaling $6.4 million.
Real Estate Under Construction
During 2011, we entered into three build-to-suit projects located in the U.S. with Dollar General Corp. as part of an estimated $40.0 million platform build-to-suit program covering up to 40 facilities, for a total cost of up to $2.9 million on these three projects, based on estimated construction costs at the respective dates of acquisition. In connection with these investments, which were deemed to be real estate acquisitions under current authoritative accounting guidance, we capitalized acquisition-related costs and fees totaling $0.2 million. Costs incurred and capitalized on our build-to-suit projects through March 31, 2011 totaled $75.1 million, including $0.9 million on projects entered into during 2011, and have been included as Real estate under construction in the consolidated balance sheet.
At December 31, 2010, Real estate under construction consisted of $53.0 million in costs incurred and/or capitalized on several build-to-suit projects located in the U.S. and Poland.
Other
In connection with our acquisition of properties, we have recorded net lease intangibles of $269.5 million, including $16.6 million of net lease intangibles acquired in connection with our investment activity during the three months ended March 31, 2011. These intangible assets and liabilities are being amortized over periods ranging from 14 years to 40 years. In-place lease, tenant relationship and above-market rent intangibles are included in Intangible assets, net in the consolidated financial statements. Below-market rent intangibles are included in Prepaid and deferred rental income. Amortization of below-market and above-market rent intangibles is recorded as an adjustment to Lease revenues in the consolidated financial statements, while amortization of in-place lease and tenant relationship intangibles is included in Depreciation and amortization. Net amortization of intangibles, including the effect of foreign currency translation, was $3.3 million and $0.6 million for the three months ended March 31, 2011 and 2010, respectively.
CPA®:17 Global 3/31/2011 10-Q — 10

Note 5. Finance Receivables
Assets representing rights to receive money on demand or at fixed or determinable dates are referred to as finance receivables. Our finance receivable portfolios consist of our Net investments in direct financing leases and notes receivable. Operating leases are not included in finance receivables as such amounts are not recognized as an asset in the consolidated balance sheets.
Notes Receivable
In December 2010, we provided financing of $40.0 million to China Alliance Properties Limited, a subsidiary of Shanghai Forte Land, Co., Ltd (“Forte”). The financing was provided through a collateralized loan guaranteed by Forte’s parent company, Fosun International Limited, and has an interest rate of 11% and matures in December 2015. At March 31, 2011 and December 31, 2010, the balance of the note receivable was $40.0 million.
During the first quarter of 2011, our participation in the limited-recourse mortgage loan related to our New York Times venture was repaid in full in connection with the refinancing of this loan (Note 9). At December 31, 2010, the balance of the note receivable was $49.6 million.
Credit Quality of Finance Receivables
We generally seek investments in facilities that are critical to the tenant’s business and that we believe have a low risk of tenant defaults. At March 31, 2011 and December 31, 2010, none of the balances of our finance receivables were past due and we had not established any allowances for credit losses. Additionally, there have been no modifications of finance receivables. We evaluate the credit quality of our tenant receivables utilizing an internal 5-point credit rating scale, with 1 representing the highest credit quality and 5 representing the lowest. The credit quality evaluation of our tenant receivables was last updated in the first quarter of 2011.
A summary of our tenant receivables and notes receivable by internal credit quality rating at March 31, 2011 and December 31, 2010 is as follows (in thousands):

Internal Credit	Number of	Net Investments in Direct Financing Leases		Number of	Notes Receivable
Quality Indicator	Tenants	March 31, 2011	December 31, 2010	Obligors	March 31, 2011	December 31, 2010
1	—	$—	$—	—	$—	$—
2	4	101,680	100,255	1	40,000	40,000
3	2	272,465	271,734	1	—	49,560
4	1	26,448	25,017	—	—	—
5	—	—	—	—	—	—

		$400,593	$397,006		$40,000	$89,560

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
CPA®:17 Global 3/31/2011 10-Q — 11

The following table sets forth our ownership interests in our equity investments in real estate and their respective carrying values (dollars in thousands):

	Ownership
	Interest at	Carrying Value at
Lessee	March 31, 2011	March 31, 2011	December 31, 2010
C1000 B.V. (a) (b)	85%	$100,028	$—
Tesco plc (a)	49%	21,128	19,903
Berry Plastics Corporation	50%	20,258	20,330
Eroski Sociedad Cooperativa - Mallorca (a)	30%	11,469	10,620

		$152,883	$50,853

(a)	The carrying value of this investment is affected by the impact of fluctuations in the exchange rate of the Euro.

(b)	We acquired our tenancy-in-common interest in this investment in January 2011 as described below.
The following tables present combined summarized financial information of our venture properties. Amounts provided are the total amounts attributable to the venture properties and do not represent our proportionate share (in thousands):

	March 31, 2011	December 31, 2010
Assets	$429,307	$203,989
Liabilities	(182,010)	(79,786)

Partners’/members’ equity	$247,297	$124,203

	Three Months Ended March 31,
	2011	2010
Revenue	$7,498	$3,594
Expenses	(4,770)	(2,970)

Net income	$2,728	$624

We recognized income from equity investments in real estate of $1.8 million and $0.4 million for the three months ended March 31, 2011 and 2010, respectively. Income (loss) from equity investments in real estate represents our proportionate share of the income or loss of the ventures as well as certain depreciation and amortization adjustments related to other-than-temporary impairment charges.
Acquisition of Equity Investment
In January 2011, we and our affiliate, Corporate Property Associates 15 Incorporated (“CPA®:15”), acquired a venture as a tenancy-in-common in which we and CPA®:15 hold interests of 85% and 15%, respectively, and account for under the equity method of accounting. The venture purchased properties from C1000 B.V. (“C-1000”), a leading Dutch supermarket chain, for $207.6 million. Our share of the purchase price was $176.5 million, which was funded in part by a $90.0 million short-term loan from the advisor that was repaid in full during the first quarter of 2011. The venture capitalized acquisition-related costs and fees totaling $12.5 million, of which our share was $10.6 million. In March 2011, the venture obtained non-recourse financing totaling $98.3 million, which bears interest at a variable rate equal to the three-month Euro inter-bank offered rate (“Euribor”) plus 2% and matures in March 2013. Amounts above are based upon the exchange rate of the Euro at the date of acquisition and financing, respectively.
Note 7. Fair Value Measurements
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
CPA®:17 Global 3/31/2011 10-Q — 12

Items Measured at Fair Value on a Recurring Basis
The following methods and assumptions were used to estimate the fair value of each class of financial instrument:
Money Market Funds — Our money market funds consisted of government securities and U.S. treasury bills. These funds were classified as Level 1 because we used quoted prices from active markets to determine their fair values.
Derivative Assets and Liabilities — Our derivative assets and liabilities are comprised of interest rate swaps, interest rate caps and foreign currency exchange contracts. These derivative instruments were measured at fair value using readily observable market inputs, such as quotations on interest rates and foreign currency exchange rates. Our derivative instruments were classified as Level 2 because these instruments are custom, over-the-counter contracts with various bank counterparties that are not traded in an active market.
The following tables set forth our assets and liabilities that were accounted for at fair value on a recurring basis at March 31, 2011 and December 31, 2010 (in thousands):

		Fair Value Measurements at March 31, 2011 Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$6,000	$6,000	$—	$—
Derivative assets	964	—	964	—

	$6,964	$6,000	$964	$—

Liabilities:
Derivative liabilities	$(1,127)	$—	$(1,127)	$—

		Fair Value Measurements at December 31, 2010 Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$102,084	$102,084	$—	$—
Derivative assets	751	—	751	—

	$102,835	$102,084	$751	$—

Liabilities:
Derivative liabilities	$(2,215)	$—	$(2,215)	$—

Assets and liabilities presented above exclude assets and liabilities owned by unconsolidated ventures.
We did not have any transfers into or out of Level 1, Level 2 and Level 3 measurements during the three months ended March 31, 2011 and 2010. Gains and losses (realized and unrealized) included in earnings are reported in Other income and (expenses) in the consolidated financial statements.
CPA®:17 Global 3/31/2011 10-Q — 13

Our other financial instruments had the following carrying values and fair values (in thousands):

	March 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	$769,469	$776,872	$667,478	$674,225
CMBS (a)	3,792	7,319	3,797	4,677

(a)	Carrying value of our commercial mortgage-backed securities (“CMBS”) represents historical cost, inclusive of impairment charges recognized during 2009.
We determined the estimated fair value of our debt instruments using a discounted cash flow model with rates that take into account the credit of the tenants and interest rate risk. We estimated that our other financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values at March 31, 2011 and December 31, 2010.
Items Measured at Fair Value on a Non-Recurring Basis
We perform an assessment, when required, of the value of certain of our real estate investments in accordance with current authoritative accounting guidance. As part of that assessment, we determined the valuation of these assets using widely accepted valuation techniques, including expected discounted cash flows or an income capitalization approach which considers prevailing market capitalization rates. We reviewed each investment based on the highest and best use of the investment and market participation assumptions. We determined that the significant inputs used to value these investments fall within Level 3. We did not recognize any impairment charges during the three months ended March 31, 2011 or 2010. The valuation of real estate is subject to significant judgment and actual results may differ materially if market conditions or the underlying assumptions change.
None of our other assets or liabilities was measured on a fair value basis for the three months ended March 31, 2011.
Note 8. Risk Management and Use of Derivative Financial Instruments
Risk Management
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
Foreign Currency Exchange
We are exposed to foreign currency exchange rate movements in the Euro and British Pound Sterling. We manage foreign currency exchange rate movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the same currency, but we are subject to foreign currency exchange rate movements to the extent of the difference in the timing and amount of the rental obligation and the debt service. We may also face challenges with repatriating cash from our foreign investments. We may encounter instances where it is difficult to repatriate cash because of jurisdictional restrictions or because repatriating cash may result in current or future tax liabilities.
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
CPA®:17 Global 3/31/2011 10-Q — 14

We measure derivative instruments at fair value and record them as assets or liabilities, depending on our rights or obligations under the applicable derivative contract. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. If a derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings or recognized in Other comprehensive income (“OCI”) until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.
The following table sets forth certain information regarding our derivative instruments at March 31, 2011 and December 31, 2010 (in thousands):

Derivatives Designated		Asset Derivatives Fair Value at		Liabilities Derivatives Fair Value at
as Hedging Instruments	Balance Sheet Location	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
Interest rate cap	Other assets, net	$730	$733	$—	$—
Interest rate swap	Other assets, net	234	18	—	—
Interest rate swap	Accounts payable, accrued expenses and other liabilities	—	—	(801)	(1,134)
Foreign currency forward contract	Accounts payable, accrued expenses and other liabilities	—	—	(326)	(1,081)

		$964	$751	$(1,127)	$(2,215)

At March 31, 2011 and December 31, 2010, we also had an embedded credit derivative that is not designated as a hedging instrument. This instrument had a fair value of $0 at both March 31, 2011 and December 31, 2010.
The following tables present the impact of derivative instruments on the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized
	in OCI on Derivatives
	(Effective Portion)
	Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationships	2011	2010
Interest rate cap (a)	$53	$(1,163)
Interest rate swaps	543	(308)
Foreign currency forward contract (b)	(3,714)	—

Total	$(3,118)	$(1,471)

(a)	Includes gains attributable to noncontrolling interests totaling less than $0.1 million for the three months ended March 31, 2011 and losses totaling $0.5 million for the three months ended March 31, 2010.

(b)	In connection with the extension of the maturity date of this foreign currency forward contract, we made a cash payment of $4.5 million to roll-forward the original contract, which was recognized in OCI.
See below for information on our purposes for entering into derivative instruments, including those not designated as hedging instruments, and for information on derivative instruments owned by unconsolidated ventures, which are excluded from the tables above.
CPA®:17 Global 3/31/2011 10-Q — 15

Interest Rate Swaps and Caps
We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our venture partners may obtain variable-rate non-recourse mortgage loans and, as a result, may enter into interest rate swap agreements or interest rate cap agreements with counterparties. Interest rate swaps, which effectively convert the variable-rate debt service obligations of the loan to a fixed rate, are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flow over a specific period. The notional, or face, amount on which the swaps are based is not exchanged. Interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. Our objective in using these derivatives is to limit our exposure to interest rate movements.
The interest rate swaps and interest rate cap derivative instruments that we had outstanding at March 31, 2011 were designated as cash flow hedges and are summarized as follows (dollars in thousands):

		Notional	Effective	Effective	Expiration	Fair Value at
	Type	Amount	Interest Rate	Date	Date	March 31, 2011
3-Month LIBOR	Interest rate cap (a)	$125,000	2.8%	3/2011	8/2014	$730
3-Month LIBOR	“Pay-fixed” swap	27,285	6.6%	1/2010	12/2019	(786)
3-Month Euribor (b)	“Pay-fixed” swap	8,542	5.8%	7/2010	11/2017	234
1-Month LIBOR	“Pay-fixed” swap	4,200	6.0%	1/2011	1/2021	(15)

						$163

(a)	The applicable interest rate of the related debt was 2.8%, which was below the effective interest rate of the cap at March 31, 2011. Inclusive of noncontrolling interests in the notional amount and fair value of the swap of $56.3 million and $0.3 million, respectively.

(b)	Amounts are based upon the applicable exchange rate at March 31, 2011.
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
In December 2010, we entered into a foreign currency forward contract with a total notional amount of $63.4 million, based on the exchange rate of the Euro at March 31, 2011. This contract fixed the exchange rate of the Euro to $1.31047 with a maturity date of March 2011. This contract was subsequently extended to July 2011.
Embedded Credit Derivative
In connection with a venture in Germany in which we and an affiliate have 67% and 33% interests, respectively, and which we consolidate, the venture obtained non-recourse mortgage financing for which the interest rate has both fixed and variable components. In connection with providing the financing, the lender entered into an interest rate swap agreement on its own behalf through which the fixed interest rate component on the financing was converted into a variable interest rate instrument. Through the venture, we have the right, at our sole discretion, to prepay this debt at any time and to participate in any realized gain or loss on the interest rate swap at that time. This participation right is deemed to be an embedded credit derivative. The derivative had an estimated fair value of $0 at both March 31, 2011 and December 31, 2010. This derivative did not generate gains or losses during the three-month periods ended March 31, 2011 and 2010.
Other
Amounts reported in OCI related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. At March 31, 2011, we estimate that $1.6 million, inclusive of amounts attributable to noncontrolling interests of $0.2 million, will be reclassified as interest expense during the next twelve months.
Some of the agreements we have with our derivative counterparties contain certain credit contingent provisions that could result in a declaration of default against us regarding our derivative obligations if we either default or are capable of being declared in default on certain of our indebtedness. At March 31, 2011, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives that were in a net liability position was $0.9 million and $2.2 million at March 31, 2011 and December 31, 2010, respectively, which included accrued interest but excluded any adjustment for nonperformance risk. If we had breached any of these provisions at March 31, 2011 or December 31, 2010, we could have been required to settle our obligations under these agreements at their aggregate termination value of $1.4 million or $2.5 million, respectively.
CPA®:17 Global 3/31/2011 10-Q — 16

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
At March 31, 2011, the majority of our directly-owned real estate properties were located in the U.S. (66%), with New York (16%) representing the only significant domestic concentration based on percentage of our annualized contractual minimum base rent for the first quarter of 2011. All of our directly-owned international properties were located in Europe, with Spain (13%) and Croatia (11%) representing the only significant concentrations based on percentage of our annualized contractual minimum base rent for the first quarter of 2011. At March 31, 2011, The New York Times Company was the only tenant representing a significant concentration of credit risk, with 16% of our total current annualized contractual minimum base rent (inclusive of amounts attributable to noncontrolling interests). At March 31, 2011, our directly-owned real estate properties contained concentrations in the following asset types: warehouse and distribution (38%), office (34%), industrial (15%) and retail (10%); and in the following tenant industries: retail stores (23%), media — printing and publishing (22%) and beverages, food and tobacco (13%).
There were no significant concentrations, individually or in the aggregate, related to our unconsolidated ventures.
Note 9. Non-Recourse and Limited Recourse Debt
During the first three months of 2011, we obtained non-recourse and limited-recourse mortgage financing totaling $208.2 million at a weighted average annual interest rate and term of 4.1% and 8.4 years, respectively. Of the total financing,
•	$125.0 million related to the March 2009 New York Times transaction, inclusive of amounts attributable to noncontrolling interests of $68.8 million. In March 2011, we refinanced the limited-recourse mortgage loan obtained in August 2009 with an outstanding balance of $116.0 million at the date of refinancing, with new limited-recourse financing that matures in April 2018, with the option to extend to April 2019. The financing bears interest at an annual interest rate equal to the London inter-bank offered rate (“LIBOR”) plus 2.5%. The interest rate has been capped at 4.0% through the use of an interest rate cap designated as a cash flow hedge, which matures in March 2016 (Note 8);
•	$75.1 million related to two domestic investments acquired during 2011; and
•	$8.1 million related to two domestic investments acquired during 2010.
Amounts above are based upon the exchange rate of the Euro at the date of financing where applicable.
Non-recourse and limited-recourse debt consists of mortgage notes payable, which are collateralized by an assignment of real property and direct financing leases with an aggregate carrying value of $1.2 billion and $1.1 billion at March 31, 2011 and December 31, 2010, respectively. Our mortgage notes payable bore interest at fixed annual rates ranging from 4.5% to 8.0% and variable annual rates ranging from 2.8% to 6.6%, with maturity dates ranging from 2014 to 2028 at both March 31, 2011 and December 31, 2010, respectively.
CPA®:17 Global 3/31/2011 10-Q — 17

Scheduled debt principal payments during each of the next five calendar years following March 31, 2011 and thereafter are as follows (in thousands):

Total
2011 (remainder)	$10,619
2012	15,424
2013	17,265
2014	18,528
2015	64,779
Thereafter through 2028	642,854

Total	$769,469

Certain amounts in the table above are based on the applicable foreign currency exchange rate at March 31, 2011.
Note 10. Commitments and Contingencies
Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.
During December 2010, in connection with the proposed merger between two of our affiliates, CPA®:14 and Corporate Property Associates 16 — Global (“CPA®:16 — Global”), we entered into an agreement to purchase three properties from CPA®:14 for an aggregate purchase price of $57.4 million, plus the assumption of approximately $153.9 million of related indebtedness. This merger closed on May 2, 2011 (Note 13).
Note 11. Income Taxes
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
We account for uncertain tax positions in accordance with current authoritative accounting guidance. We had unrecognized tax benefits of $0.3 million and $0.2 million at March 31, 2011 and December 31, 2010, respectively, that, if recognized, would have a favorable impact on our effective income tax rate in future periods. We recognize interest and penalties related to uncertain tax positions in income tax expense. At both March 31, 2011 and December 31, 2010, we had less than $0.1 million of accrued interest or penalties related to uncertain tax positions.
Our tax returns are subject to audit by taxing authorities. These audits can often take years to complete and settle. The tax years 2007 through 2011 remain open to examination by the major taxing jurisdictions to which we are subject.
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
CPA®:17 Global 3/31/2011 10-Q — 18

Note 12. Pro Forma Financial Information
The following consolidated pro forma financial information has been presented as if the acquisitions that we made, and the new financing that we obtained, since January 1, 2010 had occurred on January 1, 2010 for the three months ended March 31, 2010. Acquisitions during the three months ended March 31, 2011 were not significant individually or in the aggregate. The pro forma financial information is not necessarily indicative of what the actual results would have been, nor does it purport to represent the results of operations for future periods.
(Dollars in thousands, except per share amounts):

Three Months
Ended
March 31,
2010
Pro forma total revenues	$20,498

Pro forma net income (a)	$10,700
Less: Net income attributable to noncontrolling interests	(3,283)

Pro forma net income attributable to CPA®:17 — Global shareholders	$7,417

Pro forma earnings per share (a):
Net income attributable to CPA®:17 — Global shareholders	$0.08

(a)	Pro forma net income includes actual interest generated from the proceeds of our initial public offering. A portion of these proceeds was used to fund the investments in the foregoing pro forma financial information.
The pro forma weighted average shares outstanding for the three months ended March 31, 2010 were determined as if all shares issued since our inception through March 31, 2010 were issued on January 1, 2010.
Note 13. Subsequent Events
In April 2011, we entered into an investment in which we acquired four domestic industrial facilities for a total cost of approximately $51.0 million.
In April 2011, we obtained non-recourse mortgage financing totaling $24.5 million at a fixed interest rate of 6.4% and term of 10 years in connection with a domestic investment acquired in March 2010.
In connection with a merger between two of our affiliates, CPA®:14 and CPA®:16 — Global, which was completed on May 2, 2011, we purchased three properties from CPA®:14 for an aggregate purchase price of $57.4 million, plus the assumption of approximately $153.9 million of related indebtedness.
CPA®:17 Global 3/31/2011 10-Q — 19

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to provide the reader with information that will assist in understanding our financial statements and the reasons for changes in certain key components of our financial statements from period to period. MD&A also provides the reader with our perspective on our financial position and liquidity, as well as certain other factors that may affect our future results. Our MD&A should be read in conjunction with our 2010 Annual Report.
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
Financial Highlights
(In thousands)

	Three Months Ended March 31,
	2011	2010
Total revenues	$42,548	$18,420
Net income attributable to CPA®:17 — Global shareholders	12,435	6,123
Cash flow from operating activities	26,404	15,509

Distributions paid	(21,520)	(11,675)

Supplemental financial measures:
Funds from operations — as adjusted (AFFO)	$20,203	$7,919
Adjusted cash flow from operating activities	22,483	9,147
We consider the performance metrics listed above, including certain supplemental metrics that are not defined by GAAP (“non-GAAP”) such as Funds from operations — as adjusted, or AFFO, and Adjusted cash flow from operating activities, to be important measures in the evaluation of our results of operations, liquidity and capital resources. We evaluate our results of operations with a primary focus on the ability to generate cash flow necessary to meet our objectives of funding distributions to shareholders. See Supplemental Financial Measures below for our definition of these measures and reconciliations to their most directly comparable GAAP measure.
Total revenues, Net income attributable to CPA®:17 — Global shareholders and Cash flow from operating activities all increased during the current year period as compared to the same period in 2010, reflecting our investment activity during 2010 and 2011.
Our daily cash distribution for the first quarter of 2011 was $0.0017778 per share and was paid on April 15, 2011 to shareholders of record as of the close of business on each day during the first quarter, or $0.64 per share on an annualized basis. Our board of directors has declared that our daily cash distribution for the second quarter of 2011 will be $0.0017857 per share, or $0.65 per share on an annualized basis, and will be paid on or about July 15, 2011 to shareholders of record as of the close of business on each day during the second quarter.
For the three months ended March 31, 2011 as compared to the same period in 2010, our AFFO supplemental measure increased, primarily as a result of our investment activity during 2010 and 2011. For the three months ended March 31, 2011 as compared to the same period in 2010, our adjusted cash flow from operating activities supplemental measure reflected increased cash flow from operating activities, as described above.
CPA®:17 Global 3/31/2011 10-Q — 20

Current Trends
We are impacted by macro-economic environmental factors, the capital markets and general conditions in the commercial real estate market, both in the U.S. and globally. As of the date of this Report, we have seen signs of modest improvement in the global economy following the significant distress experienced in 2008 and 2009. Our experience during the three months ended March 31, 2011 reflected strong investment volume, as well as an improved financing and fundraising environment. While these factors reflect favorably on our business, the pace of the economic recovery remains slow, and our business remains dependent on the speed and strength of the recovery, which cannot be predicted at this time. Nevertheless, as of the date of this Report, the impact of current financial and economic trends on our business, and our response to those trends, is presented below.
Fundraising
Fundraising trends for non-listed REITs generally reflect an increase in average monthly volume during the three months ended March 31, 2011 as compared to the prior year period. We have made a concerted effort to broaden our distribution channels and are seeing a greater portion of our fundraising come from an expanded network of broker-dealers as a result of these efforts. We continue to witness increased competition for investment dollars.
In October 2010, we filed a registration statement with the SEC for the follow-on offering of up to an additional $1.0 billion of common stock, which was declared effective by the SEC on April 7, 2011 and, as a result, our initial public offering terminated. There can be no assurance that we will sell the full number of shares registered. Through the termination of our initial public offering, we raised $163.8 million during 2011 and raised more than $1.5 billion since beginning fundraising in December 2007.
Capital Markets
Capital markets conditions continue to exhibit evidence of post-crisis improvement, including new issuances of CMBS debt. Capital inflows to both commercial real estate debt and equity markets have helped increase the availability of mortgage financing and asset prices continue to recover from their credit crisis lows. The availability of financing for secured transactions has expanded; however, lenders remain cautious and continue to employ conservative underwriting standards. Commercial real estate capitalization rates remain low compared to credit crisis highs, especially for higher-quality assets or assets leased to tenants with strong credit. The improvement in financing conditions combined with a stabilization of prices for high quality assets has helped to increase transaction activity, however increased competition from both public and private investors continues.
Investment Opportunities
Our ability to complete investments fluctuates based on the pricing and availability of transactions and the pricing and availability of financing, among other factors.
As a result of the recent improving economic conditions and increasing seller optimism, we have seen an increased number of investment opportunities that we believe will allow us to enter into transactions on favorable terms. Although capitalization rates have remained compressed over the past few quarters compared to their credit crisis highs, we believe that the investment environment remains attractive. We believe that the significant amount of debt that remains outstanding in the marketplace, which will need to be refinanced over the next several years, will provide attractive investment opportunities for net lease investors such as ourselves. To the extent that these trends continue, we believe that our investment volume will benefit. However, we have recently seen an increasing level of competition for investments, both domestically and in Europe, and further capital inflows into the marketplace could put additional pressure on the returns that we can generate from our investments and our willingness and ability to execute transactions. However, we expect to continue to expand our ability to source deals in other markets.
We entered into investments totaling approximately $313.6 million during the three months ended March 31, 2011, representing an increase of $164.5 million over the prior year period, and based on current conditions we expect that we will be able to continue to take advantage of the investment opportunities we are seeing in both the U.S. and Europe through the near term. Investment volume reflects international investments of 56% (on a pro rata basis) during the first three months of 2011. While this fluctuates from quarter to quarter, we currently expect that international transactions will continue to form a significant portion of our investments, although the relative portion of international investments in any given period will vary.
Financing Conditions
We have recently seen a gradual improvement in both the credit and real estate financing markets. We continue to see an increase in the number of lenders for both domestic and international investments as market conditions improve compared to prior years. During the three months ended March 31, 2011, we obtained non-recourse mortgage financing totaling $235.5 million (on a pro rata basis).
CPA®:17 Global 3/31/2011 10-Q — 21

General Economic Environment
Foreign Exchange Rates
We have foreign investments and, as a result, are subject to risk from the effects of exchange rate movements. Our results of foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to foreign currencies. During the three months ended March 31, 2011, the U.S. dollar weakened in relation to the Euro as evidenced by the change in the end-of-period conversion rate of the Euro, which increased by 6% to $1.4099 at March 31, 2011 from $1.3253 at December 31, 2010. Investments denominated in the Euro accounted for approximately 30% of our annualized contractual minimum base rent for the three months ended March 31, 2011. This weakening had a favorable impact on our balance sheet at March 31, 2011 as compared to our balance sheet at December 31, 2010. During the three months ended March 31, 2011, the average conversion rate for the U.S. dollar in relation to the Euro strengthened by 1% in comparison to the same period in 2010. A significant unhedged decline in the value of the Euro could have a material negative impact on our net asset values, future results, financial position and cash flows.
Real Estate Sector
As noted above, the commercial real estate market is impacted by a variety of macro-economic factors, including but not limited to growth in gross domestic product, unemployment, interest rates, inflation, and demographics. Despite improvements in expectations since the beginning of the credit crisis, these macro-economic factors have persisted, negatively impacting commercial real estate market fundamentals, which has resulted in higher vacancies, lower rental rates, and lower demand for vacant space. However, recently there have been some indications of stabilization in asset values and slight improvements in occupancy rates. We are chiefly affected by changes in the appraised values of our properties, tenant defaults, inflation, lease expirations, and occupancy rates.
Credit Quality of Tenants
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
As of the date of this Report, we have one tenant, Waldaschaff Automotive GmbH, in our portfolio operating under administrative protection who has been paying rent to us, albeit at a significantly reduced rate, while new lease terms are being negotiated. The continued improvements in general business conditions have favorably impacted the overall credit quality of our tenants.
To mitigate credit risk, we have historically looked to invest in assets that we believe are critically important to our tenant’s operations and have attempted to diversify our portfolio by tenant, tenant industry and geography. We also monitor tenant performance through review of rent delinquencies as a precursor to a potential default, meetings with tenant management and review of tenants’ financial statements and compliance with any financial covenants. When necessary, our asset management process includes restructuring transactions to meet the evolving needs of tenants, re-leasing properties, refinancing debt and selling properties, as well as protecting our rights when tenants default or enter into bankruptcy.
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
CPA®:17 Global 3/31/2011 10-Q — 22

Lease Expirations and Occupancy
Our leases are in their early stages, with no significant leases scheduled to expire or renew in the near term. The advisor actively manages our real estate portfolio and begins discussing options with tenants in advance of the scheduled lease expiration. In certain cases, we may obtain lease renewals from our tenants; however, tenants may elect to move out at the end of their term, or may elect to exercise purchase options, if any, in their leases. In cases where tenants elect not to renew, we may seek replacement tenants or try to sell the property. Our investments were fully occupied at both March 31, 2011 and December 31, 2010, reflecting a portfolio of primarily new tenants.
Proposed Accounting Changes
The International Accounting Standards Board and the Financial Accounting Standards Board have issued an Exposure Draft on a joint proposal that would dramatically transform lease accounting from the existing model. These changes would impact most companies but are particularly applicable to those that are significant users of real estate. The proposal outlines a completely new model for accounting by lessees, whereby their rights and obligations under all leases, existing and new, would be capitalized and recorded on the balance sheet. For some companies, the new accounting guidance may influence whether or not, or the extent to which, they enter into the type of sale-leaseback transactions in which we specialize. At this time, the proposed guidance has not been finalized and as such we are unable to determine whether this proposal will have a material impact on our business.
Results of Operations
We were formed in 2007 and have a limited operating history. The results of operations presented below for the three months ended March 31, 2011 are not expected to be representative of future results because we anticipate that our asset base will increase substantially as we continue to invest capital. As our asset base increases, we expect that property-related revenues and expenses, as well as general and administrative expenses and other revenues and expenses, will increase.
We are dependent upon proceeds received from our follow-on offering to conduct our proposed activities. The capital required to make investments will be obtained from the follow-on offering and from any mortgage indebtedness that we may incur in connection with our investment activity.
The following table presents the components of our lease revenue (in thousands):

	Three Months Ended March 31,
	2011	2010
Rental income	$27,632	$8,412
Interest income from direct financing leases	11,293	9,367

	$38,925	$17,779

CPA®:17 Global 3/31/2011 10-Q — 23

The following table sets forth the net lease revenues (i.e., rental income and interest income from direct financing leases) that we earned from lease obligations through our direct ownership of real estate (in thousands):

	Three Months Ended March 31,
Lessee (Date Acquired or Placed in Service)	2011	2010
The New York Times Company (3/2009) (a)	$7,238	$6,659
General Parts Inc., Golden State Supply LLC, Straus-Frank Enterprises LLC, General Parts Distribution LLC and Worldpac Inc., collectively “CARQUEST” (12/2010)	5,216	—
Agrokor d.d. (12/2010, 4/2010) (b)	3,822	—
Eroski Sociedad Cooperativa (6/2010, 2/2010, 12/2009) (b)	2,662	1,398
Terminal Freezers, LLC (1/2011)	2,608	—
DTS Distribuidora de Television Ditital SA (12/2010) (b)	2,255	—
LifeTime Fitness, Inc. (9/2008)	1,679	1,680
Flint River Services, LLC (11/2010)	1,272	—
Angelica Corporation (3/2010)	1,250	99
Frontier Spinning Mills, Inc. (12/2008) (a)	1,111	1,118
McKesson Corporation (formerly US Oncology, Inc.)(12/2009)	1,047	1,047
Actebis Peacock GmbH (7/2008) (a) (b)	1,005	1,008
JP Morgan Chase Bank, National Association and AT&T Wireless Services (5/2010)	983	—
Kronos Products, Inc. (1/2010)	956	995
Laureate Education, Inc. (7/2008)	710	709
Mori Seiki USA, Inc. (12/2009)	703	703
TDG Limited (5/2010, 4/2010) (b)	701	—
Sabre Communications Corporation and Cellxion, LLC (6/2010, 8/2008)	688	630
National Express Limited (12/2009) (b)	517	485
Berry Plastics Corporation (3/2010) (c)	514	7
Wagon Automotive Nagold GmbH (8/2008) (a)(b)(d)	501	555
Other (b)	1,487	686

	$38,925	$17,779

(a)	These revenues are generated in consolidated ventures with our affiliates, and on a combined basis, include revenues applicable to noncontrolling interests totaling $4.2 million and $4.0 million for the three months ended March 31, 2011 and 2010, respectively.

(b)	Amounts are subject to fluctuations in foreign currency exchange rates. The average rate for the U.S. dollar in relation to the Euro during the three months ended March 31, 2011 strengthened by approximately 1% in comparison to the same period in 2010, resulting in a negative impact on lease revenues for our Euro-denominated investments in the current year period.

(c)	We also own an interest in a venture with one of our affiliates that leases another property to this lessee, which we account for as an equity investment in real estate.

(d)	The decrease was primarily due to the sale of a parcel of land in April 2010, which resulted in a subsequent reduction of rent.
CPA®:17 Global 3/31/2011 10-Q — 24

We recognize income from equity investments in real estate, of which lease revenues are a significant component. The following table sets forth the net lease revenues earned by ventures. Amounts provided are the total amounts attributable to the ventures and do not represent our proportionate share (dollars in thousands):

	Ownership
	Interest at	Three Months Ended March 31,
Lessee (Date Acquired)	March 31, 2011	2011	2010
C1000 B.V. (1/2011) (a) (b)	85%	$3,109	$—
Tesco plc (7/2009) (a)	49%	1,884	1,870
Berry Plastics Corporation (12/2007) (c)	50%	1,675	1,697
Eroski Sociedad Cooperativa — Mallorca (6/2010) (a)	30%	794	—

		$7,462	$3,567

(a)	Amounts are subject to fluctuations in foreign currency exchange rates. The average rate for the U.S. dollar in relation to the Euro during the three months ended March 31, 2011 strengthened by approximately 1% in comparison to the same period in 2010, resulting in a negative impact on lease revenues for our Euro-denominated investments in the current year period.

(b)	We account for our interest in this venture as a tenancy-in-common.

(c)	We also consolidate a venture with one of our affiliates that leases another property to this lessee.
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
For the three months ended March 31, 2011 as compared to the same period in 2010, lease revenues increased by $21.1 million, primarily due to our investment activity during 2010 and 2011.
Other Real Estate Operations
Other real estate operations represents the results of operations (revenues and operating expenses) of our domestic hotel venture, which we acquired in May 2010.
Our results of operations from our hotel venture reflected income and expenses of $0.9 million and $0.5 million, respectively, for the three months ended March 31, 2011.
Interest Income on CMBS and Notes Receivable
For the three months ended March 31, 2011 as compared to the same period in 2010, interest income on CMBS investments and notes receivable increased by $1.7 million as a result of interest income recognized during 2011 related to notes receivables acquired during the second half of 2010.
Depreciation and Amortization
For the three months ended March 31, 2011 as compared to the same period in 2010, depreciation and amortization increased by $6.0 million, as a result of investments we entered into during 2010 and 2011.
CPA®:17 Global 3/31/2011 10-Q — 25

General and Administrative
For the three months ended March 31, 2011 as compared to the same period in 2010, general and administrative expense increased by $0.9 million, primarily due to increases in professional fees of $0.5 million and management expenses of $0.2 million. Professional fees include legal, accounting and investor-related expenses incurred in the normal course of business. Management expenses include our reimbursements to the advisor for the allocated costs of personnel and overhead in providing management of our day-to-day operations, including accounting services, shareholder services, corporate management, and property management and operations.
Property Expenses
For the three months ended March 31, 2011 as compared to the same period in 2010, property expense increased by $2.6 million, primarily due to increases in asset management fees of $1.9 million and reimbursable tenant costs of $0.5 million. Asset management fees increased as a result of 2010 and 2011 investment volume. Reimbursable tenant costs are recorded as both revenue and expenses and therefore have no impact on our results of operations.
Income from Equity Investments in Real Estate
Income from equity investments in real estate represents our proportionate share of net income or net loss (revenue less expenses) from investments entered into with affiliates in which we have a noncontrolling interest but over which we exercise significant influence. Under current accounting guidance for investments in unconsolidated ventures, we are required to periodically compare an investment’s carrying value to its estimated fair value and recognize an impairment charge to the extent that the carrying value exceeds fair value.
For the three months ended March 31, 2011 as compared to the same period in 2010, income from equity investments in real estate increased by $1.4 million due to our investments in the C1000 venture in January 2011 and the Eroski — Mallorca venture in June 2010, which contributed income of $1.1 million and $0.2 million, respectively, during the first three months of 2011.
Interest Expense
For the three months ended March 31, 2011 as compared to the same period in 2010, interest expense increased by $6.9 million primarily as a result of mortgage financing obtained in connection with our investment activity during 2011 and 2010 which contributed additional expense of $5.8 million as compared to the same period in 2010, as well as an increase in the amortization of deferred financing costs primarily associated with the refinancing of the New York Times debt.
(Provision for) Benefit from Income Taxes
For the three months ended March 31, 2011, we recognized a provision for income taxes of $0.4 million as compared with a benefit from income taxes of $0.5 million during the same period in 2010, primarily due to international investments entered into during 2011. Additionally, during the first quarter of 2010, we revised our estimates of income taxes payable on our investments in Germany based on actual returns filed during the period, which resulted in a reduction in income taxes payable.
Net Income Attributable to CPA®:17 — Global Shareholders
For the three months ended March 31, 2011 as compared to the same period in 2010, the resulting net income attributable to CPA®:17 — Global shareholders increased by $6.3 million.
Funds from Operations — as Adjusted (AFFO)
For the three months ended March 31, 2011 as compared to the same period in 2010, AFFO increased by $12.3 million, primarily as a result of the aforementioned increases in results of operations generated from our investment activity. AFFO is a non-GAAP measure that we use to evaluate our business. For a definition of AFFO and reconciliation to net income attributable to CPA®:17 — Global shareholders, see Supplemental Financial Measures below.
Subsequent Events
In April 2011, we entered into an investment in which we acquired four domestic industrial facilities for a total cost of approximately $51.0 million.
In April 2011, we obtained non-recourse mortgage financing totaling $24.5 million at a fixed interest rate of 6.4% and term of 10 years in connection with a domestic investment acquired in March 2010.
CPA®:17 Global 3/31/2011 10-Q — 26

In connection with a merger between two of our affiliates, CPA®:14 and CPA®:16 — Global, which was completed on May 2, 2011, we purchased three properties from CPA®:14 for an aggregate purchase price of $57.4 million, plus the assumption of approximately $153.9 million of related indebtedness.
Financial Condition
Sources and Uses of Cash During the Period
Our initial public offering terminated on April 7, 2011, the date which the registration statement for our follow-on offering was declared effective by the SEC. We expect to continue to invest the proceeds of our offerings in a diversified portfolio of income-producing commercial properties and other real estate related assets. Once we have fully invested these proceeds, we expect that our primary source of operating cash flow will be cash flow generated from our net leases and other real estate related assets. We expect that these cash flows will fluctuate period to period due to a number of factors, which may include, among other things, the timing of purchases and sales of real estate, the timing of proceeds from non-recourse mortgage loans and receipt of lease revenues, the advisor’s annual election to receive fees in restricted shares of our common stock or cash, changes in foreign currency exchange rates and the timing and characterization of distributions received from equity investments in real estate. Despite this fluctuation, we believe our net leases and other real estate related assets will generate sufficient cash from operations and from equity distributions in excess of equity income in real estate to meet our short-term and long-term liquidity needs. However, until we have fully invested the proceeds of our offerings, we may use a portion of the offering proceeds to fund our operating activities and distributions to shareholders (see Financing Activities below). Our sources and uses of cash during the period are described below.
Operating Activities
During the three months ended March 31, 2011, we used cash flows provided by operating activities of $26.4 million to fund cash distributions to shareholders of $21.5 million, which excludes the $10.7 million in dividends that were reinvested by shareholders through our distribution reinvestment and share purchase plan. For 2011, the advisor elected to continue to receive its asset management fees in restricted shares of our common stock, and as a result, we paid asset management fees of $2.4 million through the issuance of restricted stock rather than in cash.
Investing Activities
Our investing activities are generally comprised of real estate-related transactions (purchases and sales), payment of deferred acquisition fees to the advisor and capitalized property-related costs. During the three months ended March 31, 2011, we used $172.4 million to acquire an 85% interest in a venture that acquired an equity investment in C-1000 and $149.2 million to acquire three consolidated investments and to fund construction costs on several build-to-suit projects. We received $80.8 million in distributions from our equity investments in real estate in excess of cumulative equity income and $49.6 million in proceeds from the full repayment of our participation in the limited-recourse mortgage loan related to our New York Times venture in connection with the refinancing of the loan. Funds totaling $5.7 million and $7.4 million were invested in and released from, respectively, lender-held investment accounts. We paid foreign value added taxes, or VAT, totaling $3.5 million during the three months ended March 31, 2011 in connection with several international investments and recovered $4.7 million during the period. Payments of deferred acquisition fees to the advisor totaled $4.5 million.
Financing Activities
For the three months ended March 31, 2011, our financing activities primarily consisted of the receipt of $158.4 million in net proceeds from our initial public offering, which terminated on April 7, 2011 upon the effectiveness of our follow-on offering, and a total of $92.2 million in proceeds from mortgage financings related to recent investment activity. We also paid distributions of $8.1 million to affiliates who hold noncontrolling interests in various entities with us and made scheduled principal installments on mortgage loans of $2.8 million.
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
CPA®:17 Global 3/31/2011 10-Q — 27

As described in our 2010 Annual Report, we maintain a quarterly redemption plan pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from shareholders seeking liquidity. For the three months ended March 31, 2011, we received requests to redeem 147,230 shares of our common stock pursuant to our redemption plan, and we used $1.4 million to fulfill these requests at a price per share of $9.30. We funded share redemptions during the three months ended March 31, 2011 from the proceeds of the sale of shares of our common stock pursuant to our distribution reinvestment and stock purchase plan.
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
Adjusted Cash Flow from Operating Activities
Adjusted cash flow from operating activities is a non-GAAP measure that we use to evaluate our business. For a definition of adjusted cash flow from operating activities and reconciliation to cash flow from operating activities, see Supplemental Financial Measures below.
Our adjusted cash flow from operating activities for the three months ended March 31, 2011 and 2010 was $22.5 million and $9.1 million, respectively. This increase was primarily due to increases in property-level cash flow generated from our investment activity during 2010 and 2011.
Summary of Financing
The table below summarizes our non-recourse and limited-recourse long-term debt (dollars in thousands):

	March 31, 2011	December 31, 2010
Balance
Fixed rate	$605,210	$516,103
Variable rate (a)	164,259	151,375

Total	$769,469	$667,478

Percent of total debt
Fixed rate	79%	77%
Variable rate (a)	21%	23%

	100%	100%

Weighted average interest rate at end of period
Fixed rate	6.2%	6.2%
Variable rate (a)	3.7%	5.4%

(a)	Variable-rate debt at March 31, 2011 consisted of (i) $125.0 million that was subject to an interest rate cap, but for which the applicable interest rate was below the effective interest rate of the cap at March 31, 2011, and (ii) $39.3 million that was effectively converted to fixed-rate debt through interest rate swap derivative instruments.
Cash Resources
At March 31, 2011, our cash resources consisted of cash and cash equivalents totaling $210.9 million, which reflects the uninvested proceeds of our initial public offering. Of our total cash and cash equivalents at March 31, 2011, $29.7 million, at then-current exchange rates, was held in foreign bank accounts, but we could be subject to restrictions or significant costs should we decide to repatriate these amounts. We also had unleveraged properties that had an aggregate carrying value of $337.7 million, although there can be no assurance that we would be able to obtain financing for these properties. In April 2011, the SEC declared our registration statement effective for a continuous public offering of up to $1.0 billion of common stock. We began fundraising under this follow-on offering in April 2011. Our cash resources can be used to fund future investments as well as for working capital needs and other commitments.
CPA®:17 Global 3/31/2011 10-Q — 28

Cash Requirements
During the next twelve months, we expect that cash payments will include paying distributions to our shareholders and to our affiliates who hold noncontrolling interests in entities we control, making scheduled mortgage loan principal payments (neither we nor our venture partners have any balloon payments on our mortgage loan obligations until 2013), reimbursing the advisor for costs incurred on our behalf and paying normal recurring operating expenses. We expect to continue to use funds raised from our initial public offering and follow-on offering to invest in new properties.
Impact of Asset Purchase from Affiliate
On May 2, 2011, we purchased three properties from CPA®:14, using existing cash resources and proceeds from our public offering, for an aggregate purchase price of $57.4 million, plus the assumption of approximately $153.9 million of related indebtedness. We currently estimate that the properties acquired from CPA®:14 will generate annual equity income of approximately $5.7 million based upon actual income from equity investments in real estate recognized by CPA®:14 during 2010.
Off-Balance Sheet Arrangements and Contractual Obligations
The table below summarizes our debt, off-balance sheet arrangements and other contractual obligations at March 31, 2011 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 years
Non-recourse and limited-recourse debt — principal (a)	$770,442	$14,065	$33,499	$83,316	$639,562
Deferred acquisition fees	21,588	11,008	10,580	—	—
Interest on borrowings and deferred acquisition fees	327,945	43,776	84,347	78,155	121,667
Build-to-suit commitment and other capital commitments(b)	22,845	22,845	—	—	—
Lending commitment (c)	48,978	2,821	46,157	—	—
Operating and other lease commitments (d)	1,933	323	652	642	316

	$1,193,731	$94,838	$175,235	$162,113	$761,545

(a)	Excludes debt discounts of $1.0 million.

(b)	Represents remaining build-to-suit commitments on two projects. As of March 31, 2011, total estimated construction costs for these projects were projected to be $47.4 million in the aggregate, of which $24.6 million had been funded at that date. Also includes a hotel capital improvement commitment of less than $0.1 million.

(c)	Represents unfunded amount on commitments to provide loans to three developers of several domestic build-to-suit projects. As of March 31, 2011, the total commitment for the loans was for up to $91.1 million, of which $42.1 million had been funded at that date.

(d)	Operating and other lease commitments consist of our share of future minimum rents payable under an office cost-sharing agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities as well as future minimum rents payable under a lease executed in June 2010 (denominated in British Pound Sterling) in conjunction with an investment in the United Kingdom. Amounts under the cost-sharing agreement are allocated among the entities based on gross revenues and are adjusted quarterly. We anticipate that our share of future minimum lease payments will increase significantly as we continue to invest the proceeds of our offerings.
Amounts in the table above related to our foreign operations are based on the exchange rate of the local currencies at March 31, 2011. At March 31, 2011, we had no material capital lease obligations for which we are the lessee, either individually or in the aggregate.
On May 2, 2011, CPA®:14 merged with and into a subsidiary of CPA®:16 — Global based on a definitive merger agreement executed on December 13, 2010. In connection with the merger between CPA®:14 and CPA®:16 — Global, we have agreed to purchase three properties from CPA®:14 for an aggregate purchase price of $57.4 million, plus the assumption of approximately $153.9 million of indebtedness.
CPA®:17 Global 3/31/2011 10-Q — 29

Equity Investments in Real Estate
We have investments in unconsolidated ventures that own single-tenant properties net leased to corporations. Generally, the underlying investments are jointly-owned with our affiliates. Summarized financial information for these ventures and our ownership interest in the ventures at March 31, 2011 is presented below. Summarized financial information provided represents the total amount attributable to the ventures and does not represent our proportionate share (dollars in thousands):

	Ownership
	Interest at		Total Third-
Lessee	March 31, 2011	Total Assets	Party Debt	Maturity Date
C1000 B.V. (a)	85%	$218,225	$99,398	3/2013
Tesco plc (a)	49%	94,300	48,014	6/2016
Berry Plastics Corporation	50%	79,058	28,541	6/2020
Eroski Sociedad Cooperativa — Mallorca(a)	30%	37,724	—	N/A

		$429,307	$175,953

(a)	Dollar amounts shown are based on the exchange rate of the Euro at March 31, 2011.
Environmental Obligations
In connection with the purchase of many of our properties, we required the sellers to perform environmental reviews. We believe, based on the results of these reviews, that our properties were in substantial compliance with Federal and state environmental statutes at the time the properties were acquired. However, portions of certain properties have been subject to some degree of contamination, principally in connection with leakage from underground storage tanks, surface spills or other on-site activities. In most instances where contamination has been identified, tenants are actively engaged in the remediation process and addressing identified conditions. Tenants are generally subject to environmental statutes and regulations regarding the discharge of hazardous materials and any related remediation obligations. In addition, our leases generally require tenants to indemnify us from all liabilities and losses related to the leased properties and the provisions of such indemnifications specifically address environmental matters. The leases generally include provisions that allow for periodic environmental assessments, paid for by the tenant, and allow us to extend leases until such time as a tenant has satisfied its environmental obligations. Certain of our leases allow us to require financial assurances from tenants, such as performance bonds or letters of credit, if the costs of remediating environmental conditions are, in our estimation, in excess of specified amounts. Accordingly, we believe that the ultimate resolution of environmental matters should not have a material adverse effect on our financial condition, liquidity or results of operations.
Subsequent Events
In April 2011, we entered into an investment in which we acquired four domestic industrial facilities for a total cost of approximately $51.0 million.
In April 2011, we obtained non-recourse mortgage financing totaling $24.5 million at a fixed interest rate of 6.4% and term of 10 years in connection with a domestic investment acquired in March 2010.
In connection with a merger between two of our affiliates, CPA®:14 and CPA®:16 — Global, which was completed on May 2, 2011, we purchased three properties from CPA®:14 for an aggregate purchase price of $57.4 million, plus the assumption of approximately $153.9 million of related indebtedness.
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
CPA®:17 Global 3/31/2011 10-Q — 30

We modify the NAREIT computation of FFO to include other adjustments to GAAP net income for certain non-cash charges, where applicable, such as gains or losses from extinguishment of debt and deconsolidation of subsidiaries, amortization of intangibles, straight-line rents, impairment charges on real estate, allowances for credit losses and unrealized foreign currency exchange gains and losses. We refer to our modified definition of FFO as “Funds from Operations — as Adjusted,” or AFFO, and we employ it as one measure of our operating performance when we formulate corporate goals and evaluate the effectiveness of our strategies. We exclude these items from GAAP net income as they are not the primary drivers in our decision-making process. Our assessment of our operations is focused on long-term sustainability and not on such non-cash items, which may cause short-term fluctuations in net income but have no impact on cash flows.
We believe that AFFO is a useful supplemental measure for investors to consider because it will help them to better assess the sustainability of our operating performance without the potentially distorting impact of these short-term fluctuations. However, there are limits on the usefulness of AFFO to investors. For example, impairment charges and unrealized foreign currency losses that we exclude may become actual realized losses upon the ultimate disposition of the properties in the form of lower cash proceeds or other considerations.
FFO and AFFO for the three months ended March 31, 2011 and 2010 are presented below (in thousands):

	Three Months Ended March 31,
	2011	2010

Net income attributable to CPA®:17 - Global shareholders	$12,435	$6,123
Adjustments:
Depreciation and amortization of real property	8,001	2,255
Proportionate share of adjustments to equity in net income of partially owned entities to arrive at FFO:
Depreciation and amortization of real property	2,039	786
Proportionate share of adjustments for noncontrolling interests to arrive at FFO	(159)	(161)

Total adjustments	9,881	2,880

FFO — as defined by NAREIT	22,316	9,003

Adjustments:
Other depreciation, amortization and non-cash charges	624	65
Straight-line and other rent adjustments	(3,050)	(1,361)
Proportionate share of adjustments to equity in net income of partially owned entities to arrive at AFFO:
Other depreciation, amortization and other non-cash charges	(9)	—
Straight-line and other rent adjustments	(127)	(61)
Proportionate share of adjustments for noncontrolling interests to arrive at AFFO	449	273

Total adjustments	(2,113)	(1,084)

AFFO	$20,203	$7,919

Adjusted Cash Flow from Operating Activities
Adjusted cash flow from operating activities refers to our cash flow from operating activities (as computed in accordance with GAAP) adjusted, where applicable, primarily to: add cash distributions that we receive from our investments in unconsolidated real estate joint ventures in excess of our equity income; subtract cash distributions that we make to our noncontrolling partners in real estate joint ventures that we consolidate; and eliminate changes in working capital. We hold a number of interests in real estate joint ventures, and we believe that adjusting our GAAP cash flow provided by operating activities to reflect these actual cash receipts and cash payments as well as eliminating the effect of timing differences between the payment of certain liabilities and the receipt of certain receivables in a period other than that in which the item is recognized, may give investors additional information about our actual cash flow that is not incorporated in cash flow from operating activities as defined by GAAP.
CPA®:17 Global 3/31/2011 10-Q — 31

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
Adjusted cash flow from operating activities for the three months ended March 31, 2011 and 2010 is presented below (in thousands):

	Three Months Ended March 31,
	2011	2010
Cash flow provided by operating activities	$26,404	$15,509
Adjustments:
Distributions received from equity investments in real estate in excess of equity income, net	2,085	332
Distributions paid to noncontrolling interests, net	(5,059)	(2,394)
Changes in working capital	(947)	(4,300)

Adjusted cash flow from operating activities (a)	$22,483	$9,147

Distributions declared (weighted average share basis)	$24,256	$13,962

(a)	During the first quarter of 2011, we made an adjustment to exclude the impact of escrow funds from Adjusted cash flow from operating activities as, more often than not, these funds represent investing and/or financing activities. Adjusted cash flow from operating activities for the three months ended March 31, 2010 has been adjusted to reflect this reclassification.
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
Market Risk
Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates and equity prices. The primary risks to which we are exposed are interest rate risk and foreign currency exchange risk. We are also exposed to market risk as a result of concentrations in certain tenant industries as we have a limited number of investments. We regularly monitor our portfolio to assess potential concentrations of market risk as we make additional investments. As we invest the proceeds of our initial public offering and follow-on offering, we will seek to ensure that our portfolio is reasonably well diversified and does not contain any unusual concentration of market risks.
Generally, we do not use derivative instruments to manage foreign currency exchange rate exposure and do not use derivative instruments to hedge credit/market risks or for speculative purposes. However, from time to time, we may enter into foreign currency forward contracts to hedge our foreign currency cash flow exposures.
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
CPA®:17 Global 3/31/2011 10-Q — 32

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain non-recourse mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our venture partners may obtain variable rate mortgage loans and, as a result, may enter into interest rate swap agreements or interest rate cap agreements with lenders that effectively convert the variable rate debt service obligations of the loan to a fixed rate. Interest rate swaps are agreements in which a series of interest rate flows are exchanged over a specific period, and interest rate caps limit the effective borrowing rate of variable rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments designated as cash flow hedges on the forecasted interest payments on the debt obligation. The notional, or face, amount on which the swaps or caps are based is not exchanged. Our objective in using these derivatives is to limit our exposure to interest rate movements. At March 31, 2011, we estimate that the net fair value of our interest rate cap and interest rate swaps, which are included in Other assets, net and Accounts payable, accrued expenses and other liabilities, respectively, in the consolidated financial statements, was in a net asset position of $0.2 million (Note 8).
At March 31, 2011, all of our debt either bore interest at fixed rates, was swapped to a fixed rate or was subject to an interest rate cap. The estimated fair value of these instruments is affected by changes in market interest rates. The annual interest rates on our fixed-rate debt at March 31, 2011 ranged from 4.5% to 8.0%. The annual interest rates on our variable-rate debt at March 31, 2011 ranged from 2.8% to 6.6%. Our debt obligations are more fully described under Financial Condition in Item 2 above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at March 31, 2011 (in thousands):

	2011	2012	2013	2014	2015	Thereafter	Total	Fair value
Fixed rate debt	$7,858	$11,193	$12,917	$14,076	$60,219	$499,919	$606,182	$612,613
Variable rate debt	$2,761	$4,231	$4,348	$4,452	$4,560	$143,907	$164,259	$164,259
A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at March 31, 2011 by an aggregate increase of $39.3 million or an aggregate decrease of $36.4 million, respectively. This debt is generally not subject to short-term fluctuations in interest rates. Annual interest expense on our variable-rate debt that does not bear interest at fixed-rates at March 31, 2011 would increase or decrease by $1.6 million for each respective 1% change in annual interest rates.
Foreign Currency Exchange Rate Risk
We own international investments in Europe, and as a result are subject to risk from the effects of exchange rate movements in the Euro and, to a lesser extent, the British Pound Sterling, which may affect future costs and cash flows. Although all of our foreign investments through the first quarter of 2011 were conducted in these currencies, we are likely to conduct business in other currencies in the future as we seek to invest funds from our offering internationally. We manage foreign currency exchange rate movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the same currency. We are generally a net receiver of these currencies (we receive more cash than we pay out), and therefore our foreign operations benefit from a weaker U.S. dollar, and are adversely affected by a stronger U.S. dollar, relative to the foreign currency. We recognized unrealized and realized foreign currency transaction losses of $0.6 million and $0.1 million, respectively, for the three months ended March 31, 2011. These gains and losses are included in Other income and (expenses) in the consolidated financial statements and were primarily due to changes in the value of the foreign currency on accrued interest receivable on notes receivable from consolidated subsidiaries.
We enter into foreign currency forward contracts to hedge certain of our foreign currency cash flow exposures. A foreign currency forward contract is a commitment to deliver a certain amount of currency at a certain price on a specific date in the future. By entering into these instruments, we are locked into a future currency exchange rate, which limits our exposure to the movement in foreign currency exchange rates. The estimated fair value of our foreign currency forward contract, which is included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was $0.3 million at March 30, 2011.
CPA®:17 Global 3/31/2011 10-Q — 33

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
Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures at March 31, 2011, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of March 31, 2011 at a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
For the three months ended March 31, 2011, we issued 242,572 restricted shares of our common stock to the advisor as consideration for asset management fees. These shares were issued at $10.00 per share, which represents our initial offering price. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(2) of the Securities Act, the shares issued were deemed to be exempt from registration. In acquiring our shares, the advisor represented that such interests were being acquired by it for the purposes of investment and not with a view to the distribution thereof.
We intend to use the net proceeds of our initial public offering and our follow-on offering to invest in a diversified portfolio of income-producing commercial properties and other real estate related assets. Our initial public offering commenced in December 2007 and was terminated in April 2011 when the registration statement for our follow-on offering was declared effective by the SEC. The use of proceeds from our initial public offering of common stock was as follows at March 31, 2011 (in thousands except share amounts):

Shares registered	200,000,000
Aggregate price of offering amount registered	$2,000,000
Shares sold (a)	153,957,700
Aggregated offering price of amount sold	$1,537,187
Direct or indirect payments to directors, officers, general partners of the issuer or their associates; to persons owning ten percent or more of any class of equity securities of the issuer; and to affiliates of the issuer	(153,776)
Direct or indirect payments to others	(12,755)

Net offering proceeds to the issuer after deducting expenses	1,370,656
Purchases of real estate related assets	(1,184,059)

Temporary investments in cash and cash equivalents	$186,597

(a)	Excludes shares issued to affiliates, including our advisor, and shares issued pursuant to our distribution reinvestment and stock purchase plan.
CPA®:17 Global 3/31/2011 10-Q — 34

Issuer Purchases of Equity Securities
The following table provides information with respect to repurchases of our common stock during the three months ended March 31, 2011:

Maximum number (or
			Total number of shares	approximate dollar value)
			purchased as part of	of shares that may yet be
	Total number of	Average price	publicly announced	purchased under the
2011 Period	shares purchased(a)	paid per share	plans or programs(a)	plans or programs(a)
January			N/A	N/A
February			N/A	N/A
March	147,230	$9.30	N/A	N/A

Total	147,230

(a)	Represents shares of our common stock purchased under our redemption plan, pursuant to which we may elect to redeem shares at the request of our shareholders who have held their shares for at least one year from the date of their issuance, subject to certain exceptions, conditions and limitations. The maximum amount of shares purchasable by us in any period depends on a number of factors and is at the discretion of our board of directors. The redemption plan will terminate if and when our shares are listed on a national securities market.

Item 6.	Exhibits
The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
CPA®:17 Global 3/31/2011 10-Q — 35

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Corporate Property Associates 17 — Global Incorporated
Date 05/13/2011	By:	/s/ Mark J. DeCesaris
Mark J. DeCesaris
Chief Financial Officer (Principal Financial Officer)

Date 05/13/2011	By:	/s/ Thomas J. Ridings, Jr.
Thomas J. Ridings, Jr.
Chief Accounting Officer (Principal Accounting Officer)
CPA®:17 Global 3/31/2011 10-Q — 36

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith