Form 10-Q/A
period 2011-03-31
Corporate Property Associates 17 - Global INC
filed 2011-05-17
CIK 1390213

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A

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

EXPLANATORY NOTE
This amendment to the Form 10-Q filed by Corporate Property Associates 17 — Global Incorporated for the quarterly period ended March 31, 2011 is being filed to change the word “excludes” to “includes” in a sentence in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Financial Condition — Operating Activities.” The corrected sentence is as follows:
“During the three months ended March 31, 2011, we used cash flows provided by operating activities of $26.4 million to fund cash distributions to shareholders of $21.5 million, which includes $10.7 million in dividends that were reinvested by shareholders through our distribution reinvestment and share purchase plan.”
No other changes have been made to the Form 10-Q. This amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way the 10-Q except as noted above.

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
Operating Activities
During the three months ended March 31, 2011, we used cash flows provided by operating activities of $26.4 million to fund cash distributions to shareholders of $21.5 million, which includes the $10.7 million in dividends that were reinvested by shareholders through our distribution reinvestment and share purchase plan. For 2011, the advisor elected to continue to receive its asset management fees in restricted shares of our common stock, and as a result, we paid asset management fees of $2.4 million through the issuance of restricted stock rather than in cash.
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

Corporate Property Associates 17 — Global Incorporated
Date 05/17/2011	By:	/s/ Mark J. DeCesaris
Mark J. DeCesaris
Chief Financial Officer (Principal Financial Officer)

Date 05/17/2011	By:	/s/ Thomas J. Ridings, Jr.
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