Form 10-Q
period 2011-06-30
Corporate Property Associates 17 - Global INC
filed 2011-08-15
CIK 1390213

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to ___________
Commission File Number: 000-52891
CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
(Exact name of registrant as specified in its charter)

Maryland	20-8429087
(State of incorporation)	(I.R.S. Employer Identification No.)

50 Rockefeller Plaza New York, New York (Address of principal executive office)	10020 (Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Registrant has 183,008,758 shares of common stock, $0.001 par value, outstanding at August 5, 2011.

Forward-Looking Statements
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
CPA®:17 – Global 6/30/2011 10-Q — 1

PART I

Item 1.	Financial Statements
CORPORATE PROPERTY ASSOCIATES 17 — GLOBAL INCORPORATED
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	June 30, 2011	December 31, 2010
Assets
Investments in real estate:
Real estate, at cost	$1,093,971	$930,404
Operating real estate, at cost	104,014	12,177
Accumulated depreciation	(28,730)	(16,574)

Net investments in properties	1,169,255	926,007
Real estate under construction	82,856	53,041
Net investments in direct financing leases	452,885	397,006
Equity investments in real estate	207,401	50,853

Net investments in real estate	1,912,397	1,426,907
Notes receivable	70,000	89,560
Cash and cash equivalents	224,964	162,745
Intangible assets, net	263,642	252,078
Other assets, net	68,702	56,965

Total assets	$2,539,705	$1,988,255

Liabilities and Equity
Liabilities:
Non-recourse and limited-recourse debt	$864,273	$667,478
Accounts payable, accrued expenses and other liabilities	35,417	14,719
Prepaid and deferred rental income	34,739	27,020
Due to affiliates	24,054	21,009
Distributions payable	26,898	21,520

Total liabilities	985,381	751,746

Commitments and contingencies (Note 10)

Equity:
CPA®:17 — Global shareholders’ equity:
Preferred stock, $0.001 par value; 50,000,000 shares authorized; none issued	—	—
Common stock $0.001 par value; 400,000,000 shares authorized; 177,641,172 and 143,231,953 shares issued and outstanding, respectively	178	143
Additional paid-in capital	1,589,735	1,280,453
Distributions in excess of accumulated earnings	(119,299)	(93,446)
Accumulated other comprehensive income (loss)	24,899	(14,943)
Less, treasury stock at cost, 1,308,490 and 864,991 shares, respectively	(12,199)	(8,044)

Total CPA®:17 — Global shareholders’ equity	1,483,314	1,164,163
Noncontrolling interests	71,010	72,346

Total equity	1,554,324	1,236,509

Total liabilities and equity	$2,539,705	$1,988,255

See Notes to Consolidated Financial Statements.
CPA®:17 – Global 6/30/2011 10-Q — 2

CORPORATE PROPERTY ASSOCIATES 17 — GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues
Rental income	$28,808	$12,272	$56,052	$20,684
Interest income from direct financing leases	12,264	10,234	23,557	19,601
Other operating income	960	293	1,510	417
Interest income on notes receivable and CMBS	1,737	518	3,956	1,035
Other real estate income	1,155	540	2,005	540

	44,924	23,857	87,080	42,277

Operating Expenses
Depreciation and amortization	(8,993)	(3,487)	(17,352)	(5,819)
General and administrative	(4,361)	(1,633)	(6,198)	(2,610)
Property expenses	(4,625)	(1,453)	(8,407)	(2,648)
Other real estate expenses	(643)	(307)	(1,126)	(307)

	(18,622)	(6,880)	(33,083)	(11,384)

Other Income and Expenses
Income from equity investments in real estate	925	120	2,695	518
Other income and (expenses)	804	137	138	77
Interest expense	(10,909)	(6,612)	(23,085)	(11,928)

	(9,180)	(6,355)	(20,252)	(11,333)

Income from continuing operations before income taxes	17,122	10,622	33,745	19,560
Benefit from (provision for) income taxes	122	(117)	(244)	351

Income from continuing operations	17,244	10,505	33,501	19,911

Discontinued Operations
(Loss) income from operations of discontinued properties	(26)	—	363	—
Gain on sale of real estate	787	—	787	—

Income from discontinued operations	761	—	1,150	—

Net Income	18,005	10,505	34,651	19,911

Less: Net income attributable to noncontrolling interests	(5,158)	(3,850)	(9,373)	(7,133)

Net Income Attributable to CPA®:17 — Global Shareholders	$12,847	$6,655	$25,278	$12,778

Earnings Per Share
Income from continuing operations attributable to CPA®:17 — Global shareholders	$0.07	$0.06	$0.15	$0.13
Income from discontinued operations attributable to CPA®:17 — Global shareholders	0.01	—	0.01	—

Net income attributable to CPA®:17 — Global shareholders	$0.08	$0.06	$0.16	$0.13

Weighted Average Shares Outstanding	165,796,441	103,065,554	158,736,669	95,206,876

Amounts Attributable to CPA®:17 — Global Shareholders
Income from continuing operations, net of tax	$12,086	$6,655	$24,128	$12,778
Income from discontinued operations, net of tax	761	—	1,150	—

Net income	$12,847	$6,655	$25,278	$12,778

Distributions Declared Per Share	$0.1625	$0.1600	$0.3225	$0.3183

See Notes to Consolidated Financial Statements.
CPA®:17 – Global 6/30/2011 10-Q — 3

CORPORATE PROPERTY ASSOCIATES 17 — GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net Income	$18,005	$10,505	$34,651	$19,911
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	9,214	(17,833)	46,593	(27,476)
Unrealized loss on derivative instrument	(2,886)	(2,248)	(6,005)	(3,738)
Change in unrealized appreciation on marketable securities	(15)	—	(15)	—

	6,313	(20,081)	40,573	(31,214)

Comprehensive income (loss)	24,318	(9,576)	75,224	(11,303)

Amounts Attributable to Noncontrolling Interests:
Net income	(5,158)	(3,850)	(9,373)	(7,133)
Foreign currency translation adjustments	(209)	915	(845)	1,553
Change in unrealized loss on derivative instruments	138	435	114	958

Comprehensive income attributable to noncontrolling interests	(5,229)	(2,500)	(10,104)	(4,622)

Comprehensive Income (Loss) Attributable to CPA®:17 — Global Shareholders	$19,089	$(12,076)	$65,120	$(15,925)

See Notes to Consolidated Financial Statements.
CPA®:17 – Global 6/30/2011 10-Q — 4

CORPORATE PROPERTY ASSOCIATES 17 — GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
For the six months ended June 30, 2011 and the year ended December 31, 2010
(in thousands, except share and per share amounts)

		CPA®:17 – Global Shareholders
				Distributions	Accumulated		Total
	Total		Additional	in Excess of	Other		CPA®:17 –
	Outstanding	Common	Paid-In	Accumulated	Comprehensive	Treasury	Global	Noncontrolling
	Shares	Stock	Capital	Earnings	Income (Loss)	Stock	Shareholders	Interests	Total
Balance at January 1, 2010	79,886,568	$82	$718,057	$(53,118)	$(4,902)	$(2,314)	$657,805	$71,332	$729,137
Shares issued, net of offering costs	62,643,431	60	557,835				557,895		557,895
Shares issued to affiliates	453,121	1	4,561				4,562		4,562
Contributions from noncontrolling interests								412	412
Distributions declared ($0.6400 per share)				(70,782)			(70,782)		(70,782)
Distributions to noncontrolling interests								(12,959)	(12,959)
Net (loss) income				30,454			30,454	15,333	45,787
Other comprehensive loss:
Foreign currency translation adjustments					(6,660)		(6,660)	(778)	(7,438)
Change in unrealized loss on derivative instruments					(3,381)		(3,381)	(994)	(4,375)
Repurchase of shares	(616,158)					(5,730)	(5,730)		(5,730)

Balance at December 31, 2010	142,366,962	143	1,280,453	(93,446)	(14,943)	(8,044)	1,164,163	72,346	1,236,509

Shares issued, net of offering costs	33,878,588	33	303,998				304,031		304,031
Shares issued to affiliates	530,631	2	5,284				5,286		5,286
Contributions from noncontrolling interests								1,185	1,185
Distributions declared ($0.3225 per share)				(51,131)			(51,131)		(51,131)
Distributions to noncontrolling interests								(12,625)	(12,625)
Net income				25,278			25,278	9,373	34,651
Other comprehensive income:
Foreign currency translation adjustments					45,748		45,748	845	46,593
Change in unrealized loss on derivative instruments					(5,891)		(5,891)	(114)	(6,005)
Change in unrealized appreciation on marketable securities					(15)		(15)		(15)
Repurchase of shares	(443,499)					(4,155)	(4,155)		(4,155)

Balance at June 30, 2011	176,332,682	$178	$1,589,735	$(119,299)	$24,899	$(12,199)	$1,483,314	$71,010	$1,554,324

See Notes to Consolidated Financial Statements.
CPA®:17 – Global 6/30/2011 10-Q — 5

CORPORATE PROPERTY ASSOCIATES 17 — GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2011	2010
Cash Flows — Operating Activities
Net income	$34,651	$19,911
Adjustments to net income:
Depreciation and amortization including intangible assets and deferred financing costs	19,623	5,834
Income from equity investments in real estate in excess of distributions received	(336)	(154)
Issuance of shares to affiliate in satisfaction of fees due	5,286	1,727
Gain on sale of real estate	(787)	—
Unrealized loss on foreign currency transactions and others	475	91
Realized gain on foreign currency transactions and others	(588)	(164)
Straight-line rent adjustment and amortization of rent-related intangibles	(5,196)	(1,957)
Settlement of derivative liability	(7,056)	—
Increase in accounts receivable and prepaid expenses	(3,652)	(2,088)
(Decrease) increase in accounts payable and accrued expenses	(1,872)	3,084
Increase in prepaid and deferred rental income	7,265	3,812
(Decrease) increase in due to affiliates	(205)	4,382
Net changes in other operating assets and liabilities	(1,895)	(2)

Net cash provided by operating activities	45,713	34,476

Cash Flows — Investing Activities
Distributions received from equity investments in real estate in excess of equity income	84,734	1,649
Acquisitions of real estate and direct financing leases and other capital expenditures (a)	(318,663)	(385,545)
Capital contributions to equity investments in real estate (a)	(229,639)	(10,300)
Funding of notes receivable	(30,000)	—
VAT paid in connection with acquisition of real estate	(3,542)	(20,368)
VAT refunded in connection with acquisitions of real estate	29,336	—
Proceeds from sale of real estate	19,821	—
Funds placed in escrow	(23,832)	(95,534)
Funds released from escrow	9,553	46,017
Payment of deferred acquisition fees to an affiliate	(8,687)	(3,213)
Proceeds from repayment of notes receivable	49,560	7,000
Investment in securities	(2,394)	—

Net cash used in investing activities	(423,753)	(460,294)

Cash Flows — Financing Activities
Distributions paid	(45,753)	(25,620)
Contributions from noncontrolling interests	1,185	—
Distributions to noncontrolling interests	(12,625)	(5,669)
Scheduled payments of mortgage principal	(6,695)	(4,806)
Proceeds from mortgage financing	186,499	192,417
Funds placed in escrow	(2,180)	(2,412)
Funds released from escrow	17,936	2,626
Proceeds from loans from affiliates	90,000	—
Repayments of loan from affiliate	(90,000)	—
Payment of financing costs and mortgage deposits, net of deposits refunded	(7,314)	(2,729)
Proceeds from issuance of shares, net of issuance costs	306,362	268,110
Purchase of treasury stock	(4,155)	(2,412)

Net cash provided by financing activities	433,260	419,505

Change in Cash and Cash Equivalents During the Period
Effect of exchange rate changes on cash	6,999	(2,197)

Net increase (decrease) in cash and cash equivalents	62,219	(8,510)
Cash and cash equivalents, beginning of period	162,745	281,554

Cash and cash equivalents, end of period	$224,964	$273,044

Non-cash investing and financing activities:
(a)
The cost basis of real estate investments acquired during the six months ended June 30, 2011 and 2010, including equity investments in real estate, also included deferred acquisition fees payable of $7.9 million and $8.5 million, respectively.

See Notes to Consolidated Financial Statements.
CPA®:17 – Global 6/30/2011 10-Q — 6

CORPORATE PROPERTY ASSOCIATES 17 — GLOBAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1. Organization and Offering
Organization
Corporate Property Associates 17 — Global Incorporated (“CPA®:17 — Global” and, together with its consolidated subsidiaries and predecessors, “we”, “us” or “our”) is a publicly owned, non-listed real estate investment trust (“REIT”) that invests primarily in commercial properties leased to companies domestically and internationally. As a REIT, we are not subject to United States (“U.S.”) federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions and other factors. We earn revenue principally by leasing the properties we own to single corporate tenants, primarily on a triple-net leased basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, contractual rent adjustments, tenant defaults and sales of properties. At June 30, 2011, our portfolio was comprised of our full or partial ownership interests in 277 fully-occupied properties, substantially all of which were triple-net leased to 43 tenants, and totaled approximately 22 million square feet (on a pro rata basis). In addition, we own 25 self-storage properties and retain a fee interest in a hotel property. We were formed in 2007 and are managed by W. P. Carey & Co. LLC (“WPC”) and its subsidiaries (collectively, the “advisor”).
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
In October 2010, we filed a registration statement on Form S-11 (File No. 333-170225) with the SEC for a continuous public offering of up to $1.0 billion of common stock, which was declared effective by the SEC on April 7, 2011, terminating our initial public offering. The registration statement also covers the offering of up to 50,000,000 shares of common stock at $9.50 pursuant to our distribution reinvestment and stock purchase plan. We refer to the continuous public offering as the “follow-on offering.” From the beginning of the follow-on offering on May 2, 2011 through June 30, 2011, we raised $151.0 million. There can be no assurance that we will successfully sell the full number of shares registered.
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
CPA®:17 – Global 6/30/2011 10-Q — 7

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
Because we conduct substantially all of our investment activities and own all of our assets through an operating partnership, substantially all of the assets and liabilities presented in our consolidated balance sheets are attributable to the operating partnership. The following table presents amounts included in the consolidated balance sheets that are not attributable to the operating partnership but rather are attributable to CPA®:17 — Global, the primary beneficiary of the operating partnership (in thousands):

	June 30, 2011	December 31, 2010
Assets:
Cash and cash equivalents not attributable to consolidated Variable Interest Entity (“VIE”)	$10,648	$2,502
Other assets, net not attributable to consolidated VIE	2,001	1,038

Total assets not attributable to VIE	$12,649	$3,540

Liabilities:
Due to affiliates not attributable to consolidated VIE	$(3,602)	$(408)
Distributions payable not attributable to consolidated VIE	(26,898)	(21,520)

Total liabilities not attributable to VIE	$(30,500)	$(21,928)

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
Information about International Geographic Areas
At June 30, 2011, our international investments were comprised of investments primarily in Europe. The following tables present information about these investments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues	$13,474	$6,359	$25,838	$10,388

	June 30, 2011	December 31, 2010
Net investments in real estate	$653,812	$515,653
Future Accounting Requirements
The following Accounting Standards Updates (“ASUs”) promulgated by the Financial Accounting Standards Board (“FASB”) are applicable to us in current or future reports, as indicated:
ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations — In December 2010, the FASB issued an update to Accounting Standards Codification Topic (“ASC”) 805, Business Combinations. The amendments in the update clarify that the pro forma disclosures required under ASC 805 should depict revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. Additionally, the amendments expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination(s) included in the reported pro forma revenue and earnings. These amendments impact the form of our disclosures only, are applicable to us prospectively and are effective for our business combinations for which the acquisition date is on or after December 15, 2010.
CPA®:17 – Global 6/30/2011 10-Q — 8

Notes to Consolidated Financial Statements
ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs — In May 2011, the FASB issued an update to ASC 820, Fair Value Measurements. The amendments in the update explain how to measure fair value and do not require additional fair value measurements, nor are they intended to establish valuation standards or affect valuation practices outside of financial reporting. These new amendments will impact the level of information we provide, particularly for level 3 fair value measurements and the measurement’s sensitivity to changes in unobservable inputs, our use of a nonfinancial asset in a way that differs from that asset’s highest and best use, and the categorization by level of the fair value hierarchy for items that are not measured at fair value in the balance sheet but for which the fair value is required to be disclosed. These amendments are expected to impact the form of our disclosures only, are applicable to us prospectively and are effective for our interim and annual periods beginning in 2012.
ASU 2011-05, Presentation of Comprehensive Income — In June 2011, the FASB issued an update to ASC 220, Comprehensive Income. The amendments in the update change the reporting options applicable to the presentation of other comprehensive income and its components in the financial statements. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. Additionally, the update requires the consecutive presentation of the statement of net income and other comprehensive income. Finally, the update requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. These amendments impact the form of our disclosures only, are applicable to us retrospectively and are effective for our interim and annual periods beginning in 2012.
Note 3. Agreements and Transactions with Related Parties
Transactions with the Advisor
We have an advisory agreement with the advisor whereby the advisor performs certain services for us for a fee. The current term of the agreement expires on September 30, 2011, subject to renewal. Under the terms of this agreement, the advisor manages our day-to-day operations, for which we pay the advisor asset management fees and certain cash distributions, and structures and negotiates the purchase and sale of investments and debt placement transactions for us, for which we pay the advisor structuring and subordinated disposition fees. In addition, we reimburse the advisor for organization and offering costs incurred in connection with our offering and for certain administrative duties performed on our behalf. We also have certain agreements with joint ventures. The following tables present a summary of fees we paid and expenses we reimbursed to the advisor in accordance with the advisory agreement (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Amounts included in operating expenses:
Asset management fees (a)	$3,081	$1,251	$5,930	$2,190
Distribution of available cash	1,973	1,187	3,788	1,693
Personnel reimbursements (b)	428	193	816	353
Office rent reimbursements (b)	67	31	142	64

	$5,549	$2,662	$10,676	$4,300

Transaction fees incurred:
Current acquisition fees (c)	$2,647	$7,275	$10,576	$11,019
Deferred acquisition fees (c) (d)	1,518	5,820	7,868	8,815

	$4,165	$13,095	$18,444	$19,834

Unpaid transaction fees:	June 30, 2011	December 31, 2010
Deferred acquisition fees	$18,986	$19,809
Subordinated disposition fees (e)	202	—

	$19,188	$19,809

(a)
Asset management fees are included in Property expenses in the consolidated financial statements. For 2011 and 2010, the advisor elected to receive its asset management fees in restricted shares. At June 30, 2011, the advisor owned 1,325,637 shares (0.8%) of our common stock.

CPA®:17 – Global 6/30/2011 10-Q — 9

Notes to Consolidated Financial Statements

(b)
Personnel and office rent reimbursements are included in General and administrative expenses in the consolidated financial statements. Based on current gross revenues, our current share of future annual minimum lease payments under our agreement would be $0.5 million annually through 2016; however, we anticipate that our share of future annual minimum lease payments will increase significantly as we continue to invest the proceeds of our offerings.

(c)
Current and deferred acquisition fees for real estate asset acquisitions were capitalized and included in the cost basis of the assets acquired and for business combinations were expensed and included in General and administrative expenses.

(d)	We made payments of deferred acquisition fees to the advisor totaling $8.7 million and $3.2 million during the six months ended June 30, 2011 and 2010, respectively.

(e)
These fees, which are subordinated to the performance criterion and certain other provisions included in the advisory agreement, are deferred and are payable to the advisor only in connection with a liquidity event.

Organization and Offering Expenses
The total costs paid by the advisor and its affiliates in connection with the organization and offering of our securities were $15.9 million from inception through June 30, 2011, of which $12.9 million had been reimbursed as of June 30, 2011.
Joint Ventures and Other Transactions with Affiliates
On May 2, 2011, we purchased interests in three ventures, the Hellweg Die Profi-Baumarkte GmbH & Co. KG (“Hellweg 2”) venture, the U-Haul Moving Partners, Inc. and Mercury Partners, LP (“U-Haul”) venture and the Dick’s Sporting Goods, Inc. (“Dick’s”) venture, from one of our affiliates, Corporate Property Associates 14 Incorporated (“CPA®:14”), for an aggregate purchase price of $55.7 million (Note 6). The acquisitions were made pursuant to an agreement entered into between us and CPA®:14 in December 2010, and were conditioned upon completion of the merger of CPA®:14 with and into a subsidiary of another one of our affiliates, Corporate Property Associates 16 — Global Incorporated (“CPA®:16 — Global”), which occurred on the same date (the “CPA®:14/16 Merger”). The purchase price was based on the appraised values of the underlying venture properties and the non-recourse mortgage debt on the properties. In connection with the acquisition, we also purchased from CPA®:14 certain warrants, which were initially granted by Hellweg 2 to CPA®:14 in connection with the initial lease transaction, for a total cost of $0.8 million, which is based on the fair value of the warrants of $1.6 million less the assumption of a related liability of $0.8 million on the date of acquisition. These warrants give us participation rights to any distributions made by Hellweg 2. In addition, we are entitled to a cash distribution that equals to a certain percentage of the liquidity event price of Hellweg 2, should a liquidity event occur. Because these warrants are readily convertible to cash and provide for net cash settlement upon conversion, we account for them as derivative instruments, which are measured at fair value and record them as assets, with the changes in the fair value recognized in earnings.
We own interests in entities ranging from 12% to 85%, as well as jointly-controlled tenant-in-common interests in properties, with the remaining interests generally held by affiliates. We consolidate certain of these investments and account for the remainder under the equity method of accounting.
In February 2011, we borrowed $90.0 million at an annual interest rate of 1.15% from the advisor to fund the acquisition of a venture that purchased properties from C1000 B.V. (“C1000”) (Note 6). We repaid this loan on April 8, 2011, the maturity date.
Note 4. Net Investments in Properties and Real Estate Under Construction
Real Estate
Real estate, which consists of land and buildings leased to others, at cost, and accounted for as operating leases, is summarized as follows (in thousands):

	June 30, 2011	December 31, 2010
Land	$281,841	$242,145
Buildings	812,130	688,259
Less: Accumulated depreciation	(28,191)	(16,274)

	$1,065,780	$914,130

CPA®:17 – Global 6/30/2011 10-Q — 10

Notes to Consolidated Financial Statements
Acquisitions of Real Estate
During the six months ended June 30, 2011, we entered into five domestic investments, which were classified as operating leases, including our $100.0 million investment with Terminal Freezers, Inc. for three cold storage facilities, at a total cost of $144.4 million, including net lease intangible assets totaling $17.1 million (see Other below) and acquisition-related fees and expenses. In connection with these investments, which we deemed to be real estate asset acquisitions under current authoritative accounting guidance, we capitalized acquisition-related costs and fees totaling $6.5 million.
Operating Real Estate
Operating real estate, which consists primarily of our hotel and self-storage operations, at cost, is summarized as follows (in thousands):

	June 30, 2011	December 31, 2010
Land	$24,690	$1,330
Buildings	78,960	10,483
Furniture, Fixtures & Equipment	364	364
Less: Accumulated depreciation	(539)	(300)

	$103,475	$11,877

Acquisitions of Operating Real Estate
During the six months ended June 30, 2011, we entered into two domestic investments, which consisted of 25 self-storage properties at a total cost of $89.4 million, including net lease intangible assets totaling $3.4 million (see Other below). As these acquisitions were deemed to be business combinations under current authoritative accounting guidance, we expensed the acquisition-related fees and expenses of $2.7 million, which are included in General and administrative expenses in the consolidated financial statements.
Real Estate Under Construction
During the six months ended June 30, 2011, we entered into eight build-to-suit projects located in the U.S., seven of which were with Dollar General Corp. as part of an estimated $40.0 million platform build-to-suit program covering up to 40 facilities, for a total cost of up to $21.9 million on these eight projects, based on estimated construction costs at the respective dates of acquisition. In connection with these investments, which were deemed to be real estate acquisitions under current authoritative accounting guidance, we capitalized acquisition-related costs and fees totaling $1.0 million. Costs incurred and capitalized on our build-to-suit projects through June 30, 2011 totaled $82.9 million, including fundings of $2.3 million on projects entered into during 2011 and $24.4 million, net of amounts placed in service in 2011, on projects entered into in 2010, which have been included as Real estate under construction in the consolidated balance sheet.
At December 31, 2010, Real estate under construction consisted of $53.0 million in costs incurred and/or capitalized on several build-to-suit projects located in the U.S. and Poland.
Other
In connection with our prior acquisitions of properties, we have recorded net lease intangibles of $265.7 million, including $20.5 million of net lease intangibles acquired in connection with our investment activity during the three months ended June 30, 2011. These intangible assets and liabilities are being amortized over periods ranging from 10 years to 40 years. In-place lease, tenant relationship and above-market rent intangibles are included in Intangible assets, net in the consolidated financial statements. Below-market rent intangibles are included in Prepaid and deferred rental income. Amortization of below-market and above-market rent intangibles is recorded as an adjustment to Lease revenues in the consolidated financial statements, while amortization of in-place lease and tenant relationship intangibles is included in Depreciation and amortization. Net amortization of intangibles, including the effect of foreign currency translation, was $3.6 million and $1.3 million for the three and six months ended June 30, 2011 and $6.9 million and $1.9 million for the three and six months ended June 30, 2010, respectively.
CPA®:17 – Global 6/30/2011 10-Q — 11

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
Acquisitions of Net Investments in Direct Financing Leases
In April 2011, we entered into a domestic net lease financing transaction with Flanders Corporation for $50.8 million, including acquisition-related fees and expenses. In connection with this investment, which was deemed to be a real estate asset acquisition under current authoritative accounting guidance, we capitalized acquisition-related fees and expenses of $2.3 million.
Notes Receivable
In December 2010, we provided financing of $40.0 million to China Alliance Properties Limited, a subsidiary of Shanghai Forte Land, Co., Ltd (“Forte”). The financing was provided through a collateralized loan that is guaranteed by Forte’s parent company, Fosun International Limited, and has an interest rate of 11% and matures in December 2015. At June 30, 2011 and December 31, 2010, the balance of the note receivable was $40.0 million.
During the first quarter of 2011, our participation in the limited-recourse mortgage loan related to our New York Times venture was repaid in full in connection with the refinancing of this loan (Note 9). At December 31, 2010, the balance of the note receivable was $49.6 million.
In June 2011, we provided financing of $30.0 million to a developer, BPS Partners, LLC (“BPS”), in connection with the construction of a shopping center, which includes a Walgreens store, in Las Vegas, Nevada. In connection with the loan, we received an option to purchase the second floor of the Walgreens store or to exchange the $30.0 million loan for an equity interest in BPS. This loan is secured by the property and personally guaranteed by each of the principals of BPS, has an annual interest rate of 0.5% and matures in September 2013. On its maturity date, if we do not elect to exchange the loan for an equity interest in BPS, we will receive additional interest at an annual rate of 7.5% from inception through maturity as consideration for making the loan. At June 30, 2011, the balance of this note receivable was $30.0 million.
Credit Quality of Finance Receivables
We generally seek investments in facilities that are critical to the tenant’s business and that we believe have a low risk of tenants’ defaults. At June 30, 2011 and December 31, 2010, none of the balances of our finance receivables were past due and we had not established any allowances for credit losses. Additionally, there have been no modifications of finance receivables. We evaluate the credit quality of our tenant receivables utilizing an internal 5-point credit rating scale, with 1 representing the highest credit quality and 5 representing the lowest. The credit quality evaluation of our tenant receivables was last updated in the second quarter of 2011.
A summary of our finance receivables by internal credit quality rating is as follows (dollars in thousands):

	Number of Tenants		Net Investments in Direct Financing Leases at
Internal Credit Quality Indicator	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
1	—	—	$—	$—
2	3	5	87,008	100,255
3	5	2	365,877	271,734
4	—	1	—	25,017
5	—	—	—	—

			$452,885	$397,006

CPA®:17 – Global 6/30/2011 10-Q — 12

Notes to Consolidated Financial Statements

	Number of Obligors at		Notes Receivable at
Internal Credit Quality Indicator	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
1	1	—	$30,000	$—
2	1	1	40,000	40,000
3	—	1	—	49,560
4	—	—	—	—
5	—	—	—	—

			$70,000	$89,560

At June 30, 2011 and December 31, 2010, Other assets, net included $1.4 million and $2.2 million, respectively, of accounts receivable related to amounts billed under these direct financing leases.
Note 6. Equity Investments in Real Estate
We own interests in single-tenant net leased properties leased to corporations through noncontrolling interests (i) in partnerships and limited liability companies that we do not control but over which we exercise significant influence, and (ii) as tenants-in-common subject to common control. Generally, the underlying investments are jointly-owned with affiliates. We account for these investments under the equity method of accounting (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus contributions and other adjustments required by equity method accounting, such as basis differences from other-than-temporary impairments).
The following table sets forth our ownership interests in our equity investments in real estate and their respective carrying values (dollars in thousands):

	Ownership Interest	Carrying Value at
Lessee	at June 30, 2011	June 30, 2011	December 31, 2010
C1000 B.V. (a) (b)	85%	$99,643	$—
U-Haul Moving Partners, Inc. and Mercury Partners, LP (c)	12%	29,408	—
Tesco plc (a)	49%	20,707	19,903
Hellweg Die Profi-Baumarkte GmbH & Co. KG (a)(c)	32%	20,570	—
Berry Plastics Corporation	50%	19,853	20,330
Eroski Sociedad Cooperativa — Mallorca (a)	30%	11,467	10,620
Dick’s Sporting Goods, Inc. (c)	45%	5,753	—

		$207,401	$50,853

(a)	The carrying value of this investment is affected by the impact of fluctuations in the exchange rate of the Euro.

(b)	We acquired our tenancy-in-common interest in this investment in January 2011 as described below.

(c)	We acquired our interest in this venture from CPA®:14 in May 2011 as described below.
The following tables present combined summarized financial information of our venture properties. Amounts provided are the total amounts attributable to the venture properties and do not represent our proportionate share (in thousands):

	June 30, 2011	December 31, 2010
Assets	$1,233,307	$203,989
Liabilities	(815,612)	(79,786)

Partners’/members’ equity	$417,695	$124,203

CPA®:17 – Global 6/30/2011 10-Q — 13

Notes to Consolidated Financial Statements

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenues	$20,926	$3,688	$28,424	$7,282
Expenses	(17,117)	(3,562)	(21,887)	(6,532)

Net income	$3,809	$126	$6,537	$750

We recognized income from equity investments in real estate of $0.9 million and $2.7 million for the three and six months ended June 30, 2011, respectively, and $0.1 million and $0.5 million for the three and six months ended June 30, 2010, respectively. Income from equity investments in real estate represents our proportionate share of the income or loss of these ventures as well as certain depreciation and amortization adjustments related to other-than-temporary impairment charges.
Acquisitions of Equity Investments
In January 2011, we and our affiliate, Corporate Property Associates 15 Incorporated (“CPA®:15”), acquired a venture as a tenancy-in-common in which we and CPA®:15 hold interests of 85% and 15%, respectively, and that we account for under the equity method of accounting. The venture purchased properties from C1000 B.V., a Dutch supermarket chain, for $207.6 million. Our share of the purchase price was $176.5 million, which was funded in part with a $90.0 million short-term loan from the advisor that has since been repaid (Note 3). In connection with this transaction, the venture capitalized acquisition-related costs and fees totaling $12.5 million, of which our share was $10.6 million. In March 2011, the venture obtained non-recourse financing totaling $98.3 million and distributed the net proceeds to the venture partners, of which our share was $82.3 million. This mortgage loan bears interest at a variable rate equal to the three-month Euro inter-bank offered rate (“Euribor”) plus 2% and matures in March 2013. Amounts above are based upon the exchange rate of the Euro at the dates of acquisition and financing.
In May 2011, we acquired interests of 32%, 12% and 45% in the Hellweg 2, U-Haul and Dick’s ventures, respectively, from CPA®:14 for an aggregate purchase price of a $55.7 million (Note 3). These ventures are jointly-owned with other affiliates. Because we do not control these ventures but we exercise significant influence over them, we account for our interests in these ventures as equity investments. The properties that the ventures own and the mortgages encumbering the properties had a total fair value of $947.3 million and $581.6 million, respectively, at the date of acquisition. Amounts provided are the total amounts attributable to the venture properties and do not represent the proportionate share that we purchased. Amounts are based on the exchange rate of the Euro at the date of acquisition, as applicable.
Note 7. Fair Value Measurements
Under current authoritative accounting guidance for fair value measurements, the fair value of an asset is defined as the exit price, which is the amount that would either be received when an asset is sold or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance establishes a three-tier fair value hierarchy based on the inputs used in measuring fair value. These tiers are: Level 1, for which quoted market prices for identical instruments are available in active markets, such as money market funds, equity securities and U.S. Treasury securities; Level 2, for which there are inputs other than quoted prices included within Level 1 that are observable for the instrument, such as certain derivative instruments including interest rate caps and swaps; and Level 3, for which little or no market data exists, therefore requiring us to develop our own assumptions, such as certain warrants and other securities.
Items Measured at Fair Value on a Recurring Basis
The following methods and assumptions were used to estimate the fair value of each class of financial instrument:
Money Market Funds — Our money market funds consisted of government securities and U.S. Treasury bills. These funds were classified as Level 1 as we used quoted prices from active markets to determine their fair values.
Derivative Assets and Liabilities — Our derivative assets and liabilities are comprised of interest rate swaps, interest rate caps, foreign currency exchange contracts and stock warrants that were granted to us by lessees in connection with structuring initial lease transactions. Interest rate swaps and caps and foreign currency exchange contracts were measured at fair value using readily observable market inputs, such as quotations on interest rates and foreign currency exchange rates. These derivative instruments were classified as Level 2 because these instruments are custom, over-the-counter contracts with various bank counterparties that are not traded in an active market. The stock warrants that we own are not traded in an active market. We estimated the fair value of stock warrants using internal valuation models that incorporate market inputs and our own assumptions about future cash flows. We classified stock warrants as Level 3.
CPA®:17 – Global 6/30/2011 10-Q — 14

Notes to Consolidated Financial Statements
The following tables set forth our assets and liabilities that were accounted for at fair value on a recurring basis. Assets and liabilities presented below exclude assets and liabilities owned by unconsolidated ventures (in thousands):

		Fair Value Measurements at June 30, 2011 Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$6,000	$6,000	$—	$—
Derivative assets	2,962	—	1,279	1,683

Total	$8,962	$6,000	$1,279	$1,683

Liabilities:
Derivative liabilities	$(1,498)	$—	$(1,498)	$—

Total	$(1,498)	$—	$(1,498)	$—

		Fair Value Measurements at December 31, 2010 Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$102,084	$102,084	$—	$—
Derivative assets	751	—	751	—

Total	$102,835	$102,084	$751	$—

Liabilities:
Derivative liabilities	$(2,215)	$—	$(2,215)	$—

Total	$(2,215)	$—	$(2,215)	$—

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3 Only)
	Three Months Ended	Six Months Ended
	June 30, 2011	June 30, 2011
	Derivative Assets
Beginning balance	$—	$—
Total gains or losses (realized and unrealized):
Included in earnings	66	66
Purchases	1,617	1,617

	$1,683	$1,683

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$66	$66

We did not have any transfers into or out of Level 1, Level 2 and Level 3 measurements during the three and six months ended June 30, 2011 and 2010. Gains and losses (realized and unrealized) included in earnings are reported in Other income and (expenses) in the consolidated financial statements.
CPA®:17 – Global 6/30/2011 10-Q — 15

Notes to Consolidated Financial Statements
Our other financial instruments had the following carrying values and fair values as of the dates shown (in thousands):

	June 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	$864,273	$867,489	$667,478	$674,225
CMBS (a)	3,787	7,544	3,797	4,677

(a)	The carrying value of our commercial mortgage-backed securities (“CMBS”) represents historical cost, inclusive of impairment charges recognized during 2009.
We determined the estimated fair value of our debt instruments using a discounted cash flow model with rates that take into account the credit of the tenants and interest rate risk. We estimated that our other financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values at both June 30, 2011 and December 31, 2010.
Items Measured at Fair Value on a Non-Recurring Basis
We perform an assessment, when required, of the value of certain of our real estate investments in accordance with current authoritative accounting guidance. As part of that assessment, we determined the valuation of these assets using widely accepted valuation techniques, including expected discounted cash flows or an income capitalization approach, which considers prevailing market capitalization rates. We reviewed each investment based on the highest and best use of the investment and market participation assumptions. We determined that the significant inputs used to value these investments fall within Level 3. We did not recognize any impairment charges during the three and six months ended June 30, 2011 and 2010. The valuation of real estate is subject to significant judgment and actual results may differ materially if market conditions or the underlying assumptions change.
None of our other assets or liabilities was measured on a fair value basis for the three and six months ended June 30, 2011 and 2010.
Note 8. Risk Management and Use of Derivative Financial Instruments
Risk Management
In the normal course of our ongoing business operations, we encounter economic risk. There are three main components of economic risk: interest rate risk, credit risk and market risk. We are primarily subject to interest rate risk on our interest-bearing assets and liabilities and our CMBS investments. Credit risk is the risk of default on our operations and tenants’ inability or unwillingness to make contractually required payments. Market risk includes changes in the value of our properties and related loans as well as changes in the value of our CMBS investments due to changes in interest rates or other market factors. In addition, we own investments in Europe and are subject to the risks associated with changing foreign currency exchange rates.
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
CPA®:17 – Global 6/30/2011 10-Q — 16

Notes to Consolidated Financial Statements
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
The following table sets forth certain information regarding our derivative instruments (in thousands):

	Balance Sheet	Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
	Location	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
Derivatives Designated as Hedging Instruments
Interest rate cap	Other assets, net	$326	$733	$—	$—
Interest rate swap	Other assets, net	120	18	—	—
Foreign currency contracts	Other assets, net	833	—	—	—
Interest rate swap	Accounts payable, accrued expenses and other liabilities	—	—	(1,498)	(1,134)
Foreign currency contracts	Accounts payable, accrued expenses and other liabilities	—	—	—	(1,081)
Derivatives Not Designated as Hedging Instruments
Stock warrants	Other assets, net	1,683	—	—	—
Total derivatives		$2,962	$751	$(1,498)	$(2,215)
At June 30, 2011 and December 31, 2010, we also had an embedded credit derivative that was not designated as a hedging instrument. This instrument had a fair value of zero at both June 30, 2011 and December 31, 2010.
The following tables present the impact of derivative instruments on the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized		Amount of Gain (Loss) Recognized
	in OCI on Derivatives (Effective Portion)		in OCI on Derivatives (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships	2011	2010	2011	2010
Interest rate cap (a)	$(306)	$(968)	$(253)	$(2,132)
Interest rate swaps	(816)	(1,287)	(273)	(1,595)
Foreign currency contracts (b)	(1,764)	—	(5,479)	—

Total	$(2,886)	$(2,255)	$(6,005)	$(3,727)

(a)	For both the three and six months ended June 30, 2011 and 2010, losses of $0.1 million were attributable to noncontrolling interests.

(b)	Amounts included net losses of $2.6 million and $7.1 million recognized during the three and six months ended June 30, 2011, respectively, upon settlement of the foreign currency forward contracts.
CPA®:17 – Global 6/30/2011 10-Q — 17

Notes to Consolidated Financial Statements
During the three and six months ended June 30, 2011 and 2010, no gains or losses were reclassified from OCI into income related to ineffective portions of hedging relationships or to amounts excluded from effectiveness testing.

		Amount of Gain (Loss) Recognized in
		Income on Derivatives
Derivatives in Cash Flow	Location of Gain (Loss)	Three Months Ended	Six Months Ended
Hedging Relationships	Recognized in Income	June 30, 2011	June 30, 2011
Stock warrants	Other income and (expenses)	$66	$66

Total		$66	$66

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
The derivative instruments that we had outstanding on our consolidated ventures at June 30, 2011 were designated as cash flow hedges and are summarized as follows (dollars in thousands):

		Notional	Effective	Effective	Expiration	Fair Value at
	Type	Amount	Interest Rate	Date	Date	June 30, 2011
3-Month LIBOR (a)	Interest rate cap	$124,424	2.8%	3/2011	8/2014	$326
3-Month LIBOR	“Pay-fixed” swap	27,202	6.6%	1/2010	12/2019	(1,389)
3-Month Euribor (b)	“Pay-fixed” swap	8,675	5.8%	7/2010	11/2017	120
1-Month LIBOR	“Pay-fixed” swap	4,200	6.0%	1/2011	1/2021	(109)

						$(1,052)

(a)
The applicable interest rate of the related debt was 2.8%, which was below the effective interest rate of the cap at June 30, 2011. Inclusive of noncontrolling interests in the notional amount and fair value of the swap of $56.0 million and $0.1 million, respectively.

(b)	Amounts are based upon the applicable exchange rate at June 30, 2011.
Foreign Currency Contracts
We enter into foreign currency forward contracts and put options to hedge certain of our foreign currency cash flow exposures. A foreign currency forward contract is a commitment to deliver a certain amount of currency at a certain price on a specific date in the future. A foreign currency put option is the right to sell the currency at a predetermined price. By entering into forward contracts, we are locked into a future currency exchange rate for the term of the contract. Protective put options limit our exposure to the movement in foreign currency exchange rates below a strike rate.
In December 2010, we entered into a foreign currency forward contract to sell €45.0 million and receive $59.0 million. This contract fixed the exchange rate of the Euro to $1.31047 with a maturity date in March 2011. This contract was subsequently extended to July 2011 and July 2013.
In May 2011, we entered into a series of purchased put options with a strike price of $1.30 and maturity dates ranging from June 2011 to March 2012 in order to mitigate the risk of cash inflows attributable to changes in the Euro to U.S. Dollar exchange rate below the strike rate on the put options. These put options had a total notional amount of $25.7 million, based on the exchange rate of the Euro at June 30, 2011. The June 2011 option expired on June 30, 2011 with no value.
CPA®:17 – Global 6/30/2011 10-Q — 18

Notes to Consolidated Financial Statements
Stock Warrants
As part of the purchase of an interest in Hellweg 2 from CPA®:14 in May 2011 (Note 3), we acquired warrants from CPA®:14, which were granted by Hellweg 2 to CPA®:14 in connection with structuring the initial lease transaction, for a total cost of $0.8 million, which is based on the fair value of the warrants of $1.6 million less the assumption of a related liability of $0.8 million on the date of acquisition. These warrants give us participation rights to any distributions made by Hellweg 2. In addition, we are entitled to a cash distribution that equals to a certain percentage of the liquidity event price of Hellweg 2, should a liquidity event occur. Because these warrants are readily convertible to cash and provide for net cash settlement upon conversion, we account for them as derivative instruments.
Embedded Credit Derivative
In connection with a venture in Germany in which we and an affiliate have 67% and 33% interests, respectively, and which we consolidate, the venture obtained non-recourse mortgage financing for which the interest rate has both fixed and variable components. In connection with providing the financing, the lender entered into an interest rate swap agreement on its own behalf through which the fixed interest rate component on the financing was converted into a variable interest rate instrument. Through the venture, we have the right, at our sole discretion, to prepay this debt at any time and to participate in any realized gain or loss on the interest rate swap at that time. This participation right is deemed to be an embedded credit derivative. The derivative had an estimated fair value of $0 at both June 30, 2011 and December 31, 2010. This derivative did not generate gains or losses during the three and six months ended June 30, 2011 and 2010. In addition, an unconsolidated venture in which we acquired an interest from CPA®:14 in May 2011 (Note 6) has an embedded credit derivative similar to the one described above. Based on the valuation obtained at June 30, 2011 and including the effect of foreign currency translation, this embedded credit derivative had a fair value of less than $0.1 million and generated an unrealized loss of less than $0.1 million for both the three and six months ended June 30, 2011. Amounts provided are the total amounts attributable to the venture and do not represent our proportionate share. Changes in the fair value of the embedded credit derivative are recognized in this venture’s earnings.
Other
Amounts reported in OCI related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. At June 30, 2011, we estimate that an additional $1.8 million, inclusive of amounts attributable to noncontrolling interests of $0.3 million, will be reclassified as interest expense during the next twelve months.
Some of the agreements we have with our derivative counterparties contain certain credit contingent provisions that could result in a declaration of default against us regarding our derivative obligations if we either default or are capable of being declared in default on certain of our indebtedness. At June 30, 2011, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives that were in a net liability position was $0.3 million and $2.2 million at June 30, 2011 and December 31, 2010, respectively, which included accrued interest but excluded any adjustment for nonperformance risk. If we had breached any of these provisions at either June 30, 2011 or December 31, 2010, we could have been required to settle our obligations under these agreements at their aggregate termination value of $0.6 million or $2.5 million, respectively.
Portfolio Concentration Risk
Concentrations of credit risk arise when a group of tenants is engaged in similar business activities or is subject to similar economic risks or conditions that could cause them to default on their lease obligations to us. We regularly monitor our portfolio to assess potential concentrations of credit risk. While we believe our portfolio is reasonably well diversified, it does contain concentrations in excess of 10%, based on the percentage of our annualized contractual minimum base rent for the second quarter of 2011, in certain areas, as shown in the table below. The percentages in the table below represent our directly-owned real estate properties and do not include our pro rata share of equity investments.
CPA®:17 – Global 6/30/2011 10-Q — 19

Notes to Consolidated Financial Statements

Region:	At June 30, 2011
New York	16%
California	11%
Other U.S.	41%

Total U.S.	68%

Spain	13%
Croatia	10%
Other Europe	9%

Total Europe	32%

Total	100%

Asset Type:
Warehouse/Distribution	34%
Office	32%
Industrial	14%
Retail	14%
Other	6%

Total	100%

Tenant Industry:
Retail stores	24%
Media — Printing & Publishing	21%
Other	55%

Total	100%

Partner:
New York Times Company (U.S.)	15%
In addition, we have a $40.0 million note receivable from a Chinese company that is guaranteed by the parent company based in Hong Kong, which is subject to various risks. There were no significant concentrations, individually or in the aggregate, related to our unconsolidated ventures.
Note 9. Non-Recourse and Limited Recourse Debt
During the six months ended June 30, 2011, we obtained non-recourse and limited-recourse mortgage financing totaling $186.5 million at a weighted average annual interest rate and term of 5.7% and 10.1 years, respectively. Of the total financing,
•
$9.0 million incremental borrowing related to the March 2009 New York Times transaction, inclusive of amounts attributable to noncontrolling interests of $4.1 million. In March 2011, we refinanced the limited-recourse mortgage loan obtained in August 2009, which had an outstanding balance of $116.0 million at the date of refinancing, with new limited-recourse financing of $125.0 million that matures in April 2018 and has option to extend the maturity to April 2019. The new financing bears interest at an annual interest rate equal to the London inter-bank offered rate (“LIBOR”) plus 2.5% that has been capped at 6.25% through the use of an interest rate cap designated as a cash flow hedge, which matures in March 2014 (Note 8);

•	$144.9 million related to four domestic investments acquired during 2011; and
•	$32.6 million related to three domestic investments acquired during 2010.
Non-recourse and limited-recourse debt consists of mortgage notes payable, which are collateralized by an assignment of real property and direct financing leases, with an aggregate carrying value of approximately $1.4 billion and $1.1 billion at June 30, 2011 and December 31, 2010, respectively. At both June 30, 2011 and December 31, 2010, our mortgage notes payable bore interest at fixed annual rates ranging from 4.5% to 8.0% and variable annual rates ranging from 2.8% to 6.6%, with maturity dates ranging from 2015 to 2028 at June 30, 2011 and from 2014 to 2028 at December 31, 2010.
CPA®:17 – Global 6/30/2011 10-Q — 20

Notes to Consolidated Financial Statements
Scheduled debt principal payments during each of the next five calendar years following June 30, 2011 and thereafter are as follows (in thousands):

Total
2011 (remainder)	$7,272
2012	16,371
2013	18,283
2014	19,614
2015	66,872
Thereafter through 2028	736,801

Total (a)	$865,213

(a)	Excludes $0.9 million of unamortized discount on two notes, which is included in Non-recourse and limited recourse debt at June 30, 2011.
Certain amounts in the table above are based on the applicable foreign currency exchange rate at June 30, 2011.
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
We conduct business in the various states and municipalities within the U.S. and in Europe, and as a result, we file income tax returns in the U.S. federal jurisdiction and various state and certain foreign jurisdictions.
We account for uncertain tax positions in accordance with current authoritative accounting guidance. At June 30, 2011 and December 31, 2010, we had unrecognized tax benefits of $0.3 million and $0.2 million, respectively, that, if recognized, would have a favorable impact on our effective income tax rate in future periods. We recognize interest and penalties related to uncertain tax positions in income tax expense. At both June 30, 2011 and December 31, 2010, we had less than $0.1 million of accrued interest related to uncertain tax positions.
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
Note 12. Discontinued Operations
From time to time, tenants may vacate space due to lease buy-outs, elections not to renew their leases, insolvency or lease rejection in the bankruptcy process. In these cases, we assess whether we can obtain the highest value from the property by re-leasing or selling it. In addition, in certain cases, we may try to sell a property that is occupied. When it is appropriate to do so under current accounting guidance for the disposal of long-lived assets, we classify the property as an asset held for sale on our consolidated balance sheet and the current and prior period results of operations of the property are reclassified as discontinued operations.
CPA®:17 – Global 6/30/2011 10-Q — 21

Notes to Consolidated Financial Statements
The results of operations for properties that are held for sale or have been sold are reflected in the consolidated financial statements as discontinued operations for all periods presented and are summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues	$240	$—	$629	$—
Expenses	(266)	—	(266)	—
Gain on sale of real estate	787	—	787	—

Income from discontinued operations	$761	$—	$1,150	$—

In June 2011, we sold two Canadian properties for $19.8 million, net of selling costs, and recognized a net gain on the sale of $0.8 million. Amounts are based on the exchange rate of the Canadian dollar on the date of the sale.
Note 13. Pro Forma Financial Information
The following consolidated pro forma financial information has been presented as if the acquisitions that we made and the new financing that we obtained, since January 1, 2010 had occurred on January 1, 2010 for the three and six months ended June 30, 2010. Acquisitions during the three and six months ended June 30, 2011 were not significant individually or in the aggregate. The pro forma financial information is not necessarily indicative of what the actual results would have been, nor does it purport to represent the results of operations for future periods.
(Dollars in thousands, except per share amounts):

	Three Months Ended	Six Months Ended
	June 30, 2010	June 30, 2010
Pro forma total revenues	$25,855	$52,225
Pro forma net income (a)	$10,942	$23,826
Less: Net income attributable to noncontrolling interests	(3,850)	(7,133)

Pro forma net income attributable to CPA®:17 — Global shareholders	7,092	$16,693

Pro forma earnings per share (a):
Net income attributable to CPA®:17 — Global shareholders	0.06	$0.15

(a)	Pro forma net income includes actual interest income generated from the proceeds of our initial public offering. A portion of these proceeds was used to fund the investments included in the foregoing pro forma financial information.
The pro forma weighted average shares outstanding for the three and six months ended June 30, 2010 were determined as if all shares issued since our inception through June 30, 2010 were issued on January 1, 2010.
CPA®:17 – Global 6/30/2011 10-Q — 22

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
Business Overview
We are a publicly owned, non-listed REIT that invests in commercial properties leased to companies domestically and internationally. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions and other factors. We earn revenue principally by leasing the properties we own to single corporate tenants, primarily on a triple-net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, contractual rent adjustments, tenant defaults and sales of properties. We were formed in 2007 and are managed by the advisor.
Financial Highlights
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Total revenues	$44,924	$23,857	$87,080	$42,277
Net income attributable to CPA®:17 — Global Shareholders	12,847	6,655	25,278	12,778
Cash flow from operating activities			45,713	34,476

Distributions paid	(24,233)	(13,945)	(45,753)	(25,620)

Supplemental financial measures:
Funds from operations — as adjusted (AFFO)	20,858	9,549	41,057	17,468
Adjusted cash flow from operating activities			43,057	21,123
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
Total revenues, Net income attributable to CPA®:17 — Global shareholders and Cash flow from operating activities all increased during the current year periods as compared to the same periods in 2010, primarily reflecting our investment activity during 2010 and 2011.
Our daily cash distribution for the second quarter of 2011 was $0.0017857 per share and was paid on July 15, 2011 to shareholders of record as of the close of business on each day during the second quarter, or $0.64 per share on an annualized basis. Our board of directors has declared that our daily cash distribution for the third quarter of 2011 will be $0.0017663 per share, or $0.65 per share on an annualized basis, and will be paid on or about October 15, 2011 to shareholders of record as of the close of business on each day during the third quarter.
For the three and six months ended June 30, 2011 as compared to the same periods in 2010, our AFFO supplemental measure increased, primarily as a result of our investment activity during 2010 and 2011. For the six months ended June 30, 2011 as compared to the same period in 2010, our adjusted cash flow from operating activities supplemental measure reflected increased cash flow from operating activities, as described above.
CPA®:17 – Global 6/30/2011 10-Q — 23

Current Trends
General Economic Environment
We are impacted by macro-economic environmental factors, the capital markets, and general conditions in the commercial real estate market, both in the U.S. and globally. Through the end of the second quarter of 2011, we saw slow improvement in the global economy following the significant distress experienced in 2008 and 2009 and, as a result, we experienced increased investment volume, as well as an improved financing and fundraising environment during the six months ended June 30, 2011 as compared to the prior year period. As recent geopolitical events have shown, however, the economic environment remains volatile, rendering any discussion of the future impact of these trends uncertain. Nevertheless, as of the date of this Report, our views of the effects of the current financial and economic trends on our business, as well as our response to those trends, is presented below.
Foreign Exchange Rates
We have foreign investments and, as a result, are subject to risk from the effects of exchange rate movements. Our results of foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to foreign currencies. Investments denominated in the Euro accounted for approximately 32% of our annualized contractual minimum base rent for the six months ended June 30, 2011. During the same period, the U.S. dollar weakened in relation to the Euro as evidenced by the change in the end-of-period conversion rate of the Euro, which increased by 9% to $1.4391 at June 30, 2011 from $1.3253 at December 31, 2010. This weakening had a favorable impact on our balance sheet at June 30, 2011 as compared to our balance sheet at December 31, 2010. During the six months ended June 30, 2011, the average conversion rate for the U.S. dollar in relation to the Euro increased by 5% in comparison to the same period in 2010. This increase had a favorable impact on 2011 year-to-date results of operations compared to the prior year period. A significant unhedged decline in the value of the Euro could have a material negative impact on our net asset values, future results, financial position and cash flows.
Fundraising
Fundraising trends for non-listed real estate investments trusts overall include an increase in average monthly volume during the six months ended June 30, 2011 as compared to the prior year period. For our current offering, we have made a concerted effort to broaden our distribution channels and are seeing a greater portion of our fundraising come from an expanded network of broker-dealers as a result of these efforts. We continue to witness increased competition for investment dollars.
In October 2010, we filed a registration statement with the SEC for the follow-on offering of up to an additional $1.0 billion of common stock, which was declared effective by the SEC on April 7, 2011 and, as a result, our initial public offering terminated. There can be no assurance that we will sell the full number of shares registered. Through the termination of our initial public offering, we raised $163.8 million during 2011 and raised more than $1.5 billion since beginning fundraising in December 2007. From the beginning of the follow-on offering on May 2, 2011 through June 30, 2011, we raised $151.0 million.
Capital Markets
Capital markets conditions continue to exhibit evidence of post-crisis improvement, including new issuances of CMBS debt. Over the past several quarters, capital inflows to both commercial real estate debt and equity markets have helped increase the availability of mortgage financing and asset prices continue to recover from their credit crisis lows. The availability of financing for domestic secured transactions has expanded during the first six months of 2011; however, lenders remain cautious and continue to employ conservative underwriting standards. Commercial real estate capitalization rates remain low compared to credit crisis highs, especially for higher-quality assets or assets leased to tenants with strong credit. The improvement in financing conditions combined with a stabilization of prices for high quality assets has helped to increase transaction activity; however, increased competition from both public and private investors continues. During the beginning of the third quarter of 2011, we noted increased volatility in the capital markets; however, it is not yet possible to determine whether this recent activity will have any materially adverse impact on our business.
Investment Opportunities
Our ability to complete investments fluctuates based on the pricing and availability of transactions and the pricing and availability of financing, among other factors.
CPA®:17 – Global 6/30/2011 10-Q — 24

We continue to see an increased number of investment opportunities that we believe will allow us to enter into transactions on favorable terms. Although capitalization rates have remained low over the past few quarters compared to their credit crisis highs, we believe that the investment environment remains attractive. We believe that the significant amount of debt that remains outstanding in the marketplace, which will need to be refinanced over the next several years, will provide attractive investment opportunities for net lease investors such as ourselves. To the extent that these trends continue, we believe that our investment volume will benefit. However, we continue to experience an increased competition for investments, both domestically and in Europe, and further capital inflows into the marketplace could put additional pressure on the returns that we can generate from our investments and our willingness and ability to execute transactions. However, we expect to continue to expand our ability to source deals in other markets.
We entered into investments totaling approximately $514.8 million during the six months ended June 30, 2011, representing an increase of $8.4 million over the prior year period, and based on current conditions we expect that we will be able to continue to take advantage of the investment opportunities we are seeing in both the U.S. and Europe through the near term. Investment volume reflects international investments of 34% (on a pro rata basis) during the first six months of 2011. While this international activity fluctuates from quarter to quarter, we currently expect that such transactions will continue to form a significant portion of our investments, although the relative portion of international investments in any given period will vary.
Financing Conditions
Over the past several quarters, we have seen a gradual improvement in both the credit and real estate financing markets. During the second quarter of 2011, we continued to see an increase in the number of lenders for domestic investments as market conditions improved compared to prior years. However, also during the second quarter of 2011, the sovereign debt issues in Europe have had the impact of increasing the cost of debt in certain international markets and have made it more challenging to obtain debt for certain international deals. During the six months ended June 30, 2011, we obtained non-recourse mortgage financing totaling $329.9 million (on a pro rata basis).
Real Estate Sector
As noted above, the commercial real estate market is impacted by a variety of macro-economic factors, including but not limited to growth in gross domestic product, unemployment, interest rates, inflation, and demographics. Despite improvements in expectations, these macro-economic factors have persisted since the beginning of the credit crisis, negatively impacting commercial real estate market fundamentals, which has resulted in higher vacancies, lower rental rates, and lower demand for vacant space. Recently there have been some indications of stabilization in asset values and slight improvements in occupancy rates. We are chiefly affected by changes in the appraised values of our properties, tenant defaults, inflation, lease expirations, and occupancy rates.
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
The continued improvements in general business conditions have favorably impacted the overall credit quality of our tenants. As of the date of this Report, we have one tenant, Waldaschaff Automotive GmbH, in our portfolio operating under administrative protection who has been paying rent to us, albeit at a significantly reduced rate, while new lease terms are being negotiated. It is possible, however, that tenants may file for bankruptcy or default on their leases in the future and that economic conditions may again deteriorate.
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
CPA®:17 – Global 6/30/2011 10-Q — 25

Inflation
Our leases generally have rent adjustments that are either fixed or based on formulas indexed to changes in the consumer price index (“CPI”) or other similar indices for the jurisdiction in which the property is located. Because these rent adjustments may be calculated based on changes in the CPI over a multi-year period, changes in inflation rates can have a delayed impact on our results of operations. While we have seen recent signs of inflationary pressure during 2011, the historically low inflation rates in the U.S. and the Euro zone during 2009 and 2010 will limit rent increases in coming years.
Lease Expirations and Occupancy
Our leases are in their early stages, with no significant leases scheduled to expire or renew in the near term. The advisor actively manages our real estate portfolio and begins discussing options with tenants in advance of scheduled lease expirations. In certain cases, we may obtain lease renewals from our tenants; however, tenants may elect to move out at the end of their term, or may elect to exercise purchase options, if any, in their leases. In cases where tenants elect not to renew, we may seek replacement tenants or try to sell the property. Our investments were fully occupied at both June 30, 2011 and December 31, 2010, reflecting a portfolio of primarily new tenants.
Proposed Accounting Changes
The International Accounting Standards Board (“IASB”) and FASB have issued an Exposure Draft on a joint proposal that would dramatically transform lease accounting from the existing model. These changes would impact most companies but are particularly applicable to those that are significant users of real estate. The proposal outlines a completely new model for accounting by lessees, whereby their rights and obligations under all leases, existing and new, would be capitalized and recorded on the balance sheet. For some companies, the new accounting guidance may influence whether or not, or the extent to which, they enter into the type of sale-leaseback transactions in which we specialize. The FASB and IASB met during July 2011 and voted to re-expose the proposed standard. A revised exposure draft for public comment is expected in the fourth quarter of 2011, with a final standard by mid-2012. The boards also reached decisions, which are tentative and subject to change, on a single lessor accounting model and the accounting for variable lease payments, along with several presentation and disclosure issues. As of the date of this Report, the proposed guidance has not been finalized, and as such we are unable to determine whether this proposal will have a material impact on our business.
Additionally, the Emerging Issues Task Force, or EITF, of the FASB, has reached a consensus-for-exposure on the following Issue:
EITF Issue 10-E, Accounting for Deconsolidation of a Subsidiary That Is In-Substance Real Estate — At its June 2011 meeting, the EITF reached a consensus-for-exposure that an investor that consolidates a single-purpose entity that is capitalized, in whole or in part, with nonrecourse debt used to purchase real estate should apply the guidance in ASC 360-20, which provides accounting guidance for the sale of real estate other than retail land, to determine whether to derecognize real estate owned by the in-substance real estate entity. This consensus will impact the timing of our recognition of gains in the event a property is placed into receivership. Prior to implementation of this guidance, it was permissible to deconsolidate the entity and recognize a gain related to the excess of the carrying value of the debt over the related property based on losing control over the entity.
Results of Operations
We were formed in 2007 and have a limited operating history. The results of operations presented below for the six months ended 2011 are not expected to be representative of future results because we anticipate that our asset base will increase substantially as we continue to invest capital. As our asset base increases, we expect that property-related revenues and expenses, as well as general and administrative expenses and other revenues and expenses, will increase.
We are dependent upon proceeds received from our follow-on offering to conduct our proposed activities. The capital required to make investments will be obtained from the follow-on offering and from any mortgage indebtedness that we may incur in connection with our investment activity.
CPA®:17 – Global 6/30/2011 10-Q — 26

The following table presents the components of our lease revenues (in thousands):

	Six Months Ended June 30,
	2011	2010
Rental income	$56,052	$20,684
Interest income from direct financing leases	23,557	19,601

	$79,609	$40,285

The following table sets forth the net lease revenues (i.e., rental income and interest income from direct financing leases) that we earned from lease obligations through our direct ownership of real estate (in thousands):

	Six Months Ended June 30,
Lessee (Date Acquired or Placed in Service)	2011	2010
The New York Times Company (3/2009) (a)	$14,024	$13,285
General Parts Inc., Golden State Supply LLC, Straus-Frank Enterprises LLC, General Parts Distribution LLC and Worldpac Inc., collectively “CARQUEST” (12/2010)	9,603	—
Agrokor d.d. (12/2010, 4/2010) (b)	7,886	1,592
Eroski Sociedad Cooperativa (6/2010, 2/2010, 12/2009) (b)	5,464	3,229
Terminal Freezers, LLC (1/2011)	5,230	—
DTS Distribuidora de Television Digital SA (12/2010) (b)	4,629	—
LifeTime Fitness, Inc. (9/2008)	3,407	3,407
Flint River Services, LLC (11/2010)	2,533	—
Angelica Corporation (3/2010)	2,490	1,337
Frontier Spinning Mills, Inc. (12/2008) (a)	2,244	2,235
Actebis Peacock GmbH (7/2008) (a) (b)	2,109	1,979
McKesson Corporation (formerly US Oncology, Inc.) (12/2009)	2,094	2,094
JP Morgan Chase Bank, National Association and AT&T Wireless Services (5/2010)	1,967	473
Kronos Products, Inc. (1/2010)	1,900	1,922
Laureate Education, Inc. (7/2008)	1,447	1,445
Sabre Communications Corporation and Cellxion, LLC (6/2010, 8/2008)	1,407	1,295
Mori Seiki USA, Inc. (12/2009)	1,405	1,405
TDG Limited (5/2010, 4/2010) (b)	1,404	655
Flanders Corporation (4/2011)	1,366	—
Wagon Automotive Nagold GmbH (8/2008) (a) (b) (c)	1,365	1,401
Harbor Freight Tools, USA, Inc. (3/2011)	1,089	—
Berry Plastics Corporation (3/2010) (d)	1,078	433
National Express Limited (12/2009) (b)	1,044	949
Other (b)	2,424	1,149

	$79,609	$40,285

(a)
These revenues are generated in consolidated ventures with our affiliates, and on a combined basis, include revenues applicable to noncontrolling interests totaling $8.3 million and $7.9 million for the six months ended June 30, 2011 and 2010, respectively.

(b)
Amounts are subject to fluctuations in foreign currency exchange rates. The average rate for the U.S. dollar in relation to the Euro during the six months ended June 30, 2011 increased by approximately 5% in comparison to the same period in 2010, resulting in a positive impact on lease revenues for our Euro-denominated investments in the six months ended June 30, 2011.

(c)	The decrease was primarily due to the sale of a parcel of land in April 2010, which resulted in a subsequent reduction of rent.

(d)	We also own an interest in a venture with one of our affiliates that leases another property to this lessee, which we account for as an equity investment in real estate.
CPA®:17 – Global 6/30/2011 10-Q — 27

We recognize income from equity investments in real estate, of which lease revenues are a significant component. The following table sets forth the net lease revenues earned by these ventures. Amounts provided are the total amounts attributable to the ventures and do not represent our proportionate share (dollars in thousands):

	Ownership Interest	Six Months Ended June 30,
Lessee (Date Acquired)	at June 30, 2011	2011	2010
C1000 BV (1/2011) (a) (b)	85%	$7,052	$—
Hellweg Die Profi-Baumarkte GmbH & Co. KG (5/2011) (a)(c)	32%	6,313	—
U-Haul Moving Partners, Inc. and Mercury Partners, LP (5/2011) (c)	12%	5,362	—
Tesco plc (7/2009) (a)	49%	3,847	3,620
Berry Plastics Corporation (12/2007) (d)	50%	3,286	3,412
Eroski Sociedad Cooperativa — Mallorca (6/2010) (a)	30%	1,629	168
Dick’s Sporting Goods, Inc. (5/2011) (c)	45%	541	—

		$28,030	$7,200

(a)
Amounts are subject to fluctuations in foreign currency exchange rates. The average rate for the U.S. dollar in relation to the Euro during the six months ended June 30, 2011 increased by approximately 5% in comparison to the same period in 2010, resulting in a positive impact on lease revenues for our Euro-denominated investments in the six months ended June 30, 2011.

(b)	We account for our interest in this venture as a tenancy-in-common.

(c)	We acquired our interest in this venture in May 2011 from CPA®:14 (Note 3).

(d)	We also consolidate a venture with one of our affiliates that leases another property to this lessee.
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
For the three and six months ended June 30, 2011 as compared to the same periods in 2010, lease revenues increased by $18.6 million and $39.3 million, respectively, primarily due to our investment activity during 2010 and 2011.
Interest Income on Notes Receivable and CMBS
For the three and six months ended June 30, 2011 as compared to the same periods in 2010, interest income on notes receivable and CMBS investments increased by $1.2 million and $2.9 million, respectively, as a result of interest income recognized during 2011 related to notes receivables acquired during the second half of 2010.
Other Real Estate Operations
Other real estate operations represent the results of operations (revenues and operating expenses) of our domestic hotel venture and the 25 self-storage properties, which we acquired in May 2010 and the second quarter of 2011, respectively.
Our results of operations from our hotel venture and the self-storage properties reflected increases in income and expenses of $0.6 million and $0.3 million, respectively, for the three months ended June 30, 2011, and $1.5 million and $0.8 million, respectively, for the six months ended June 30, 2011, as compared to the same periods in 2010.
Depreciation and Amortization
For the three and six months ended June 30, 2011 as compared to the same periods in 2010, depreciation and amortization increased by $5.5 million and $11.5 million, respectively, as a result of investments we entered into during 2010 and 2011.
CPA®:17 – Global 6/30/2011 10-Q — 28

General and Administrative
For the three and six months ended June 30, 2011 as compared to the same periods in 2010, general and administrative expense increased by $2.7 million and $3.6 million respectively, primarily due to increases in acquisition-related fees and expenses of $2.4 million and $2.3 million, respectively, and increases in management expenses of $0.2 million and $0.5 million, respectively. General and administrative expense also increased by $0.6 million during the six months ended June 30, 2011 as compared to the same period in 2010, as a result of an increase in professional fees. Management expenses include our reimbursements to the advisor for the allocated costs of personnel and overhead in providing management of our day-to-day operations, including accounting services, shareholder services, corporate management, and property management and operations. Professional fees include legal, accounting and investor-related expenses incurred in the normal course of business.
Property Expenses
For the three and six months ended June 30, 2011 as compared to the same periods in 2010, property expenses increased by $3.2 million and $5.8 million, respectively, primarily due to increases in asset management fees of $1.8 million and $3.7 million, respectively, reimbursable tenant costs of $0.7 million and $1.2 million, respectively, and professional fees of $0.6 million and $0.8 million, respectively. Asset management fees increased as a result of 2010 and 2011 investment volume. Reimbursable tenant costs are recorded as both revenue and expenses and therefore have no impact on our results of operations. Professional fees include legal and accounting expenses incurred for certain properties.
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
For the three and six months ended June 30, 2011 as compared to the same periods in 2010, income from equity investments in real estate increased by $0.8 million and $2.2 million, respectively, primarily due to our investments in the C1000 venture in January 2011 and the Eroski Socieded Cooperativa — Mallorca venture in June 2010, which contributed total income of $1.0 million and $2.3 million during the three and six months ended June 30, 2011, respectively.
Interest Expense
For the three and six months ended June 30, 2011 as compared to the same periods in 2010, interest expense increased by $4.3 million and $11.2 million, respectively, primarily as a result of mortgage financing obtained in connection with our investment activity during 2011 and 2010.
Net Income Attributable to CPA®:17 — Global Shareholders
For the three and six months ended June 30, 2011 as compared to the same periods in 2010, the resulting net income attributable to CPA®:17 — Global shareholders increased by $6.2 million and $12.5 million, respectively.
Funds from Operations — as Adjusted (AFFO)
For the three and six months ended June 30, 2011 as compared to the same periods in 2010, AFFO increased by $11.3 million and $23.6 million, respectively, primarily as a result of the aforementioned increases in results of operations generated from our investment activity. AFFO is a non-GAAP measure that we use to evaluate our business. For a definition of AFFO and reconciliation to net income attributable to CPA®:17 — Global shareholders, see Supplemental Financial Measures below.
CPA®:17 – Global 6/30/2011 10-Q — 29

Financial Condition
Sources and Uses of Cash During the Period
Our initial public offering terminated on April 7, 2011, the date which the registration statement for our follow-on offering was declared effective by the SEC. We expect to continue to invest the proceeds of our offerings in a diversified portfolio of income-producing commercial properties and other real estate related assets. We use the cash flow generated from our investments to meet our operating expenses, fund distributions to shareholders and service debt. Our cash flows fluctuate period to period due to a number of factors, which may include, among other things, the timing of purchases and sales of real estate, the timing of proceeds from non-recourse mortgage loans and receipt of lease revenues, the advisor’s annual election to receive fees in restricted shares of our common stock or cash, changes in foreign currency exchange rates and the timing and characterization of distributions received from equity investments in real estate. Despite this fluctuation, we believe our net leases and other real estate related assets will generate sufficient cash from operations and from equity distributions in excess of equity income in real estate to meet our short-term and long-term liquidity needs. However, until we have fully invested the proceeds of our offerings, we have used, and expect in the future to use a portion of the offering proceeds to fund our operating activities and distributions to shareholders (see Financing Activities below). We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the period are described below.
Operating Activities
During the six months ended June 30, 2011, we used cash flows provided by operating activities of $45.7 million to fund cash distributions to shareholders of $23.2 million, excluding $22.6 million in dividends that were reinvested by shareholders through our distribution reinvestment and share purchase plan, and to pay distributions of $12.6 million to affiliates that hold noncontrolling interests in various entities with us. For 2011, the advisor elected to continue to receive its asset management fees in restricted shares of our common stock, and as a result, we paid asset management fees of $5.3 million through the issuance of restricted stock rather than in cash.
Investing Activities
Our investing activities are generally comprised of real estate-related transactions (purchases and sales), payment of deferred acquisition fees to the advisor and capitalized property-related costs. During the six months ended June 30, 2011, we used $318.7 million to acquire eight consolidated investments and to fund construction costs on several build-to suit projects. In addition, we made contributions of $229.6 million, including $172.4 million to acquire an 85% interest in a venture that acquired an equity investment in properties leased to C1000 and $55.7 million to acquire interests in three ventures from CPA®:14. We also used $30.0 million to provide financing for a property developer. We received $49.6 million in proceeds from the full repayment of our participation in the limited-recourse mortgage loan related to our New York Times venture in connection with the refinancing of the loan, $84.7 million in distributions from our equity investments in real estate in excess of cumulative equity income and proceeds of $19.8 million from the sale of two Canadian properties. Funds totaling $23.8 million and $9.6 million, respectively, were invested in and released from lender-held investment accounts. We paid foreign value added taxes, or VAT, totaling $3.5 million during the six months ended June 30, 2011 in connection with several international investments and recovered $29.3 million of foreign VAT during the period, including amounts paid in prior years. Payments of deferred acquisition fees to the advisor totaled $8.7 million.
Financing Activities
As noted above, during the six months ended June 30, 2011, we paid distributions to shareholders and to affiliates that hold noncontrolling interests in various entities with us. We also made scheduled mortgage principal installments of $6.7 million. We received $306.4 million in net proceeds from our initial and follow-on public offerings and $186.5 million in proceeds from mortgage financings related to recent investment activity. In connection with our financing activity, we paid mortgage financing costs of $7.3 million. In February 2011, we borrowed $90.0 million from the advisor to fund the C1000 venture acquisition and repaid this amount in full in April 2011. Funds totalling $17.9 million and $2.2 million, respectively, were released from and placed in lender-held escrow accounts for mortgage-related payments.
Our objectives are to generate sufficient cash flow over time to provide shareholders with increasing distributions and to seek investments with potential for capital appreciation throughout varying economic cycles. Through June 30, 2011, we have made distributions to shareholders totalling $45.8 million which is comprised of cash distributions of $23.2 million and $22.6 million of distributions reinvested by shareholders. We have funded $43.1 million, or 94% of these distributions from adjusted cash flow from operating activities with the remainder being funded from proceeds of our public offerings. In determining our distribution policy during the periods we are raising funds and investing capital, we place primary emphasis on projections of cash flow from operations, together with equity distributions in excess of equity income in real estate, from our investments, rather than on historical results of operations (though these and other factors may be a part of our consideration). In setting a distribution rate, we thus focus primarily on expected returns from those investments we have already made, as well as our anticipated rate of future investment, to assess the sustainability of a particular distribution rate over time.
As described in our 2010 Annual Report, we maintain a quarterly redemption plan pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from shareholders seeking liquidity. For the six months ended June 30, 2011, we received requests to redeem 443,499 shares of our common stock pursuant to our redemption plan, and we used $4.2 million to fulfill all of these requests at a price per share of $9.30. We funded share redemptions during the six months ended June 30, 2011 from the proceeds of the sale of shares of our common stock pursuant to our distribution reinvestment and stock purchase plan.
CPA®:17 – Global 6/30/2011 10-Q — 30

Liquidity is affected adversely by unanticipated costs, lower-than-anticipated fundraising and greater-than-anticipated operating expenses. To the extent that our cash reserves are insufficient to satisfy our cash requirements, additional funds may be provided from cash generated from operations or through short-term borrowings. In addition, we may incur indebtedness in connection with the acquisition of any property, refinancing the debt thereon, arranging for the leveraging of any previously unfinanced property, or reinvesting the proceeds of financings or refinancings in additional properties.
Adjusted Cash Flow from Operating Activities
Adjusted cash flow from operating activities is a non-GAAP measure that we use to evaluate our business. For a definition of adjusted cash flow from operating activities and reconciliation to cash flow from operating activities, see Supplemental Financial Measures below.
Our adjusted cash flow from operating activities for the six months ended June 30, 2011 and 2010 was $43.1 million and $21.1 million, respectively. This increase was primarily due to increases in property-level cash flow generated from our investment activity during 2010 and 2011.
Summary of Financing
The table below summarizes our non-recourse and limited recourse debt (dollars in thousands):

	June 30, 2011	December 31, 2010
Balance
Fixed rate	$700,561	$516,103
Variable rate (a)	163,712	151,375

Total	$864,273	$667,478

Percent of total debt
Fixed rate	81%	77%
Variable rate (a)	19%	23%

	100%	100%

Weighted average interest rate at end of period
Fixed rate	6.1%	6.2%
Variable rate (a)	3.7%	5.4%

(a)
Variable-rate debt at June 30, 2011 consisted of (i) $124.4 million that was subject to an interest rate cap, but for which the applicable interest rate was below the effective interest rate of the cap at June 30, 2011, and (ii) $39.3 million that was effectively converted to fixed-rate debt through interest rate swap derivative instruments.

Cash Resources
At June 30, 2011, our cash resources consisted of cash and cash equivalents totaling $225.0 million. Of this amount, $74.4 million, at then-current exchange rates, was held in foreign bank accounts, but we could be subject to restrictions or significant costs should we decide to repatriate these amounts. We also had unleveraged properties that had an aggregate carrying value of $313.9 million at June 30, 2011, although there can be no assurance that we would be able to obtain financing for these properties. In April 2011, the SEC declared our registration statement effective for a continuous public offering of up to $1.0 billion of common stock. Our cash resources can be used for working capital needs and other commitments.
CPA®:17 – Global 6/30/2011 10-Q — 31

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
Off-Balance Sheet Arrangements and Contractual Obligations
The table below summarizes our debt, off-balance sheet arrangements and other contractual obligations at June 30, 2011 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Non-recourse and limited-recourse debt — principal (a)	$865,213	$15,873	$36,454	$86,849	$726,037
Deferred acquisition fees	18,986	10,473	8,513	—	—
Interest on borrowings and deferred acquisition fees	367,740	49,809	95,142	87,968	134,821
Subordinated disposition fees (b)	202	—	—	—	202
Build-to-suit commitment and other capital commitments (c)	31,064	31,064	—	—	—
Lending commitment (d)	40,497	—	40,497	—	—
Operating and other lease commitments (e)	2,908	523	1,048	1,030	307

	$1,326,610	$107,742	$181,654	$175,847	$861,367

(a)	Excludes $0.9 million of unamortized discount on two notes, which is included in Non-recourse and limited recourse debt at June 30, 2011.

(b)	Payable to the advisor, subject to meeting contingencies, in connection with any liquidity event. There can be no assurance that any liquidity event will be achieved in this time frame.

(c)
Represents remaining build-to-suit commitments on ten projects. As of June 30, 2011, total estimated construction costs for these projects were projected to be $62.0 million in the aggregate, of which $31.1 million had been funded at that date.

(d)
Represents unfunded amount on a commitment to provide a loan to a developer of a domestic build-to-suit project. As of June 30, 2011, the total commitment for the loan was for up to $85.6 million, of which $45.1 million had been funded at that date.

(e)
Operating and other lease commitments consist of our share of future minimum rents payable under an office cost-sharing agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities as well as future minimum rents payable under a lease executed in June 2010 (denominated in British Pound Sterling) in conjunction with an investment in the United Kingdom. Amounts under the cost-sharing agreement are allocated among the entities based on gross revenues and are adjusted quarterly. We anticipate that our share of future minimum lease payments will increase as we continue to invest the proceeds of our public offerings.

Amounts in the table above related to our foreign operations are based on the exchange rate of the local currencies at June 30, 2011. At June 30, 2011, we had no material capital lease obligations for which we are the lessee, either individually or in the aggregate.
CPA®:17 – Global 6/30/2011 10-Q — 32

Equity Method Investments
We have investments in unconsolidated ventures that own single-tenant properties net leased to corporations. Generally, the underlying investments are jointly-owned with our affiliates. Summarized financial information for these ventures and our ownership interest in the ventures at June 30, 2011 are presented below. Summarized financial information provided represents the total amounts attributable to the ventures and does not represent our proportionate share (dollars in thousands):

	Ownership Interest		Total Third
Lessee	at June 30, 2011	Total Assets	Party Debt	Maturity Date
C1000 BV (a)	85%	$220,772	$101,457	3/2013
U-Haul Moving Partners, Inc. and Mercury Partners, LP (b)	12%	288,489	158,006	5/2014
Tesco plc (a)	49%	94,827	48,785	6/2016
Hellweg Die Profi-Baumarkte GmbH & Co. KG (a)(b)	32%	461,630	400,015	4/2017
Berry Plastics Corporation	50%	78,068	28,388	6/2020
Dick’s Sporting Goods, Inc. (b)	45%	27,072	21,692	1/2022
Eroski Sociedad Cooperativa — Mallorca (a)	30%	38,173	—	N/A

		$1,209,031	$758,343

(a)	Dollar amounts shown are based on the exchange rate of the Euro at June 30, 2011.

(b)	We acquired our interest in this venture from CPA®:14 in May 2011 (Note 3).
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
Supplemental Financial Measures
In the real estate industry, analysts and investors employ certain non-GAAP supplemental financial measures in order to facilitate meaningful comparisons between periods and among peer companies. Additionally, in the formulation of our goals and in the evaluation of the effectiveness of our strategies, we employ the use of supplemental non-GAAP measures, which are uniquely defined by our management. We believe these measures are useful to investors to consider because they may assist them to better understand and measure the performance of our business over time and against similar companies. A description of these non-GAAP financial measures and reconciliations to the most directly comparable GAAP measures are provided below.
CPA®:17 – Global 6/30/2011 10-Q — 33

Funds from Operations — as Adjusted
Funds from Operations (“FFO”) is a non-GAAP measure defined by the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as net income or loss (as computed in accordance with GAAP) excluding: depreciation and amortization expense from real estate assets, gains or losses from sales of depreciated real estate assets and extraordinary items; however, FFO related to assets held for sale, sold or otherwise transferred and included in the results of discontinued operations are included. These adjustments also incorporate the pro rata share of unconsolidated subsidiaries. FFO is used by management, investors and analysts to facilitate meaningful comparisons of operating performance between periods and among our peers. Although NAREIT has published this definition of FFO, real estate companies often modify this definition as they seek to provide financial measures that meaningfully reflect their distinctive operations.
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
CPA®:17 – Global 6/30/2011 10-Q — 34

FFO and AFFO for all periods presented are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income attributable to CPA®:17 — Global shareholders	$12,847	$6,655	$25,278	$12,778
Adjustments:
Depreciation and amortization of real property	8,829	3,333	16,830	5,588
Gain on sale of real estate, net	(787)	—	(787)	—
Proportionate share of adjustments to equity in net income of partially owned entities to arrive at FFO:
Depreciation and amortization of real property	3,225	761	5,264	1,547
(Gain) loss on sale of real estate, net	(3)	38	(3)	38
Proportionate share of adjustments for noncontrolling interests to arrive at FFO	(167)	(148)	(326)	(309)

Total adjustments	11,097	3,984	20,978	6,864

FFO — as defined by NAREIT	23,944	10,639	46,256	19,642

Adjustments:
Other depreciation, amortization and non-cash charges	(159)	19	465	84
Straight-line and other rent adjustments	(3,077)	(1,263)	(6,127)	(2,624)
Proportionate share of adjustments to equity in net income of partially owned entities to arrive at AFFO:
Other depreciation, amortization and other non-cash charges	10	—	1	—
Straight-line and other rent adjustments	(57)	(71)	(184)	(132)
Proportionate share of adjustments for noncontrolling interests to arrive at AFFO	197	225	646	498

Total adjustments	(3,086)	(1,090)	(5,199)	(2,174)

AFFO (a)	$20,858	$9,549	$41,057	$17,468

(a)
The amounts previously reported for the three and six months ended June 30, 2010 of $9.3 million and $17.1 million, respectively, have been revised on the table above to reflect reclassifications made to conform to current year presentation.

Adjusted Cash Flow from Operating Activities
Adjusted cash flow from operating activities refers to our cash flow from operating activities (as computed in accordance with GAAP) adjusted, where applicable, primarily to: add cash distributions that we receive from our investments in unconsolidated real estate joint ventures in excess of our equity income; subtract cash distributions that we make to our noncontrolling partners in real estate joint ventures that we consolidate; and eliminate changes in working capital. We hold a number of interests in real estate joint ventures, and we believe that adjusting our GAAP cash flow provided by operating activities to reflect these actual cash receipts and cash payments, as well as eliminating the effect of timing differences between the payment of certain liabilities and the receipt of certain receivables in a period other than that in which the item is recognized, may give investors additional information about our actual cash flow that is not incorporated in cash flow from operating activities as defined by GAAP.
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
CPA®:17 – Global 6/30/2011 10-Q — 35

Adjusted cash flow from operating activities for all periods presented is as follows (in thousands):

	Six Months Ended June 30,
	2011	2010
Cash flow provided by operating activities	$45,713	$34,476
Adjustments:
Distributions received from equity investments in real estate in excess of equity income, net	6,566	1,504
Distributions paid to noncontrolling interests, net	(9,581)	(5,669)
Changes in working capital	359	(9,188)

Adjusted cash flow from operating activities (a)	$43,057	$21,123

Distributions declared (weighted average share basis)	$51,192	$30,300

(a)
During the first quarter of 2011, we made an adjustment to exclude the impact of escrow funds from Adjusted cash flow from operating activities as, more often than not, these funds represent investing and/or financing activities. Adjusted cash flow from operating activities for the six months ended June 30, 2010 has been adjusted to reflect this reclassification.

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
Interest Rate Risk
The value of our real estate, related fixed rate debt obligations and CMBS investments and notes receivable is subject to fluctuation based on changes in interest rates. The value of our real estate is also subject to fluctuations based on local and regional economic conditions and changes in the creditworthiness of lessees, all of which may affect our ability to refinance property-level mortgage debt when balloon payments are scheduled. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions, and other factors beyond our control. An increase in interest rates would likely cause the value of our owned assets to decrease. Increases in interest rates may also have an impact on the credit profile of certain tenants.
We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain non-recourse mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our venture partners may obtain variable rate mortgage loans and, as a result, may enter into interest rate swap agreements or interest rate cap agreements with lenders that effectively convert the variable rate debt service obligations of the loan to a fixed rate. Interest rate swaps are agreements in which a series of interest rate flows are exchanged over a specific period, and interest rate caps limit the effective borrowing rate of variable rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments designated as cash flow hedges on the forecasted interest payments on the debt obligation. The notional, or face, amount on which the swaps or caps are based is not exchanged. Our objective in using these derivatives is to limit our exposure to interest rate movements. At June 30, 2011, we estimate that the net fair value of our interest rate cap and interest rate swaps, which are included in Other assets, net and Accounts payable, accrued expenses and other liabilities, respectively, in the consolidated financial statements, was in a net liability position of $1.1 million (Note 8).
CPA®:17 – Global 6/30/2011 10-Q — 36

At June 30, 2011, all of our debt either bore interest at fixed rates, was swapped to a fixed rate or was subject to an interest rate cap. The estimated fair value of these instruments is affected by changes in market interest rates. The annual interest rates on our fixed-rate debt at June 30, 2011 ranged from 4.5% to 8.0%. The annual interest rates on our variable-rate debt at June 30, 2011 ranged from 2.8% to 6.6%. Our debt obligations are more fully described under Financial Condition in Item 2 above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at June 30, 2011 (in thousands):

	2011	2012	2013	2014	2015	Thereafter	Total	Fair value
Fixed rate debt	$5,232	$12,137	$13,931	$15,158	$62,309	$591,794	$700,561	$703,777
Variable rate debt	$2,040	$4,234	$4,352	$4,456	$4,563	$144,067	$163,712	$163,712
A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at June 30, 2011 by an aggregate increase of $45.0 million or an aggregate decrease of $41.7 million, respectively. This debt is generally not subject to short-term fluctuations in interest rates. Annual interest expense on our variable-rate debt that does not bear interest at fixed-rates at June 30, 2011 would increase or decrease by $1.6 million for each respective 1% change in annual interest rates.
Foreign Currency Exchange Rate Risk
We own international investments in Europe, and as a result are subject to risk from the effects of exchange rate movements in the Euro and, to a lesser extent, the British Pound Sterling, which may affect future costs and cash flows. Although all of our foreign investments through the second quarter of 2011 were conducted in these currencies, we are likely to conduct business in other currencies in the future as we seek to invest funds from our offering internationally. We manage foreign currency exchange rate movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the same currency. We are generally a net receiver of these currencies (we receive more cash than we pay out), and therefore our foreign operations benefit from a weaker U.S. dollar, and are adversely affected by a stronger U.S. dollar, relative to the foreign currency. We recognized unrealized and realized foreign currency transaction (losses) gains of $(0.6) million and $0.6 million, respectively, for the six months ended June 30, 2011. These gains and losses are included in Other income and (expenses) in the consolidated financial statements and were primarily due to changes in the value of the foreign currency on accrued interest receivable on notes receivable from consolidated subsidiaries.
We enter into foreign currency forward contracts and put options to hedge certain of our foreign currency cash flow exposures. A foreign currency forward contract is a commitment to deliver a certain amount of currency at a certain price on a specific date in the future. A foreign currency put option is the right to sell the currency at a predetermined price. By entering into forward contracts, we are locked into a future currency exchange rate for the term of the contract. Protective put options limit our exposure to the movement in foreign currency exchange rates below a strike rate. The estimated fair value of our foreign currency contract, which is included in Other assets, net, was $0.8 million at June 30, 2011.
Other
We own stock warrants that are defined as derivative instruments because they are readily convertible to cash or provide for net settlement upon conversion. Changes in the fair value of these derivative instruments are determined using an option pricing model and are recognized currently in earnings as gains or losses. At June 30, 2011, warrants issued to us were classified as derivative instruments and had an aggregate estimated fair value of $1.7 million, which is included in Other assets, net within the consolidated financial statement.
CPA®:17 – Global 6/30/2011 10-Q — 37

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
Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures at June 30, 2011, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of June 30, 2011 at a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
For the three months ended June 30, 2011, we issued 288,059 restricted shares of our common stock to the advisor as consideration for asset management fees. These shares were issued at $10.00 per share, which represents our initial offering price. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(2) of the Securities Act, the shares issued were deemed to be exempt from registration. In acquiring our shares, the advisor represented that such interests were being acquired by it for the purposes of investment and not with a view to the distribution thereof.
We intend to use the net proceeds of our public offerings to invest in a diversified portfolio of income-producing commercial properties and other real estate related assets. Our initial public offering commenced in December 2007 and was terminated in April 2011, when the registration statement for our follow-on offering (No. 333- 170225) was declared effective by the SEC. We have substantially invested all of our proceeds from our initial public offering. The use of proceeds from our initial public offering of common stock was as follows at June 30, 2011, (in thousands except share amounts):

Shares registered	200,000,000
Aggregate price of offering amount registered	$2,000,000
Shares sold (a)	153,957,700
Aggregated offering price of amount sold	$1,537,187
Direct or indirect payments to directors, officers, general partners of the issuer or their associates; to persons owning ten percent or more of any class of equity securities of the issuer; and to affiliates of the issuer	(153,770)
Direct or indirect payments to others	(12,812)

Net offering proceeds to the issuer after deducting expenses	1,370,605
Purchases of real estate related assets	(1,377,798)

Net proceeds used from follow-on offering	$(7,193)

(a)	Excludes shares issued to affiliates, including our advisor, and shares issued pursuant to our distribution reinvestment and stock purchase plan.
CPA®:17 – Global 6/30/2011 10-Q — 38

Issuer Purchases of Equity Securities
The following table provides information with respect to repurchases of our common stock during the three months ended June 30, 2011:

				Maximum number (or
			Total number of shares	approximate dollar value)
			purchased as part of	of shares that may yet be
	Total number of	Average price	publicly announced	purchased under the
2011 Period	shares purchased (a)	paid per share	plans or program (a)	plans or program (a)
April	2,000	$9.30	N/A	N/A
May	—	—	N/A	N/A
June	294,269	9.30	N/A	N/A

Total	296,269

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

101
The following materials from Corporate Property Associates 17 — Global Incorporated’s Quarterly Report on Form 10-Q for the quarter ended at June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at at June 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2011, and 2010, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2011 and 2010, (iv) Consolidated Statements of Equity for the six months ended June 30, 2011 and the year ended December 31, 2010, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2011, and 2010, and (vi) Notes to Consolidated Financial Statements.*

*
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

CPA®:17 – Global 6/30/2011 10-Q — 39

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Corporate Property Associates 17 — Global Incorporated
Date: August 12, 2011	By:	/s/ Mark J. DeCesaris
Mark J. DeCesaris
Chief Financial Officer (Principal Financial Officer)

Date: August 12, 2011	By:	/s/ Thomas J. Ridings, Jr.
Thomas J. Ridings, Jr.
Chief Accounting Officer (Principal Accounting Officer)
CPA®:17 – Global 6/30/2011 10-Q — 40

EXHIBIT INDEX
The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Corporate Property Associates 17 — Global Incorporated’s Quarterly Report on Form 10-Q for the quarter ended at June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at at June 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2011, and 2010, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2011 and 2010, (iv) Consolidated Statements of Equity for the six months ended June 30, 2011 and the year ended December 31, 2010, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2011, and 2010, and (vi) Notes to Consolidated Financial Statements.*

*
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.