Form 10-Q
period 2011-09-30
Corporate Property Associates 17 - Global INC
filed 2011-11-14
CIK 1390213

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from__________ to ___________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Registrant has 197,314,765 shares of common stock, $0.001 par value, outstanding at November 4, 2011.

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
CPA®:17 – Global 9/30/2011 10-Q — 1

PART I
Item 1. Financial Statements
CORPORATE PROPERTY ASSOCIATES 17 — GLOBAL INCORPORATED
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	September 30, 2011	December 31, 2010
Assets
Investments in real estate:
Real estate, at cost	$1,344,596	$930,404
Operating real estate, at cost	154,620	12,177
Accumulated depreciation	(34,692)	(16,574)

Net investments in properties	1,464,524	926,007
Real estate under construction	64,741	53,041
Net investments in direct financing leases	492,288	397,006
Equity investments in real estate	193,798	50,853

Net investments in real estate	2,215,351	1,426,907
Notes receivable	70,000	89,560
Cash and cash equivalents	146,782	162,745
Intangible assets, net	397,835	252,078
Other assets, net	67,022	56,965

Total assets	$2,896,990	$1,988,255

Liabilities and Equity
Liabilities:
Non-recourse and limited-recourse debt	$1,113,813	$667,478
Accounts payable, accrued expenses and other liabilities	38,341	14,719
Prepaid and deferred rental income	44,810	27,020
Due to affiliates	30,538	21,009
Distributions payable	29,918	21,520

Total liabilities	1,257,420	751,746

Commitments and contingencies (Note 10)

Equity:
CPA®:17 — Global shareholders’ equity:
Preferred stock, $0.001 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; 192,121,020 and 143,231,953 shares issued and outstanding, respectively	192	143
Additional paid-in capital	1,720,123	1,280,453
Distributions in excess of accumulated earnings	(138,847)	(93,446)
Accumulated other comprehensive loss	(289)	(14,943)
Less, treasury stock at cost, 1,308,490 and 864,991 shares, respectively	(12,199)	(8,044)

Total CPA®:17 — Global shareholders’ equity	1,568,980	1,164,163
Noncontrolling interests	70,590	72,346

Total equity	1,639,570	1,236,509

Total liabilities and equity	$2,896,990	$1,988,255

See Notes to Consolidated Financial Statements.
CPA®:17 – Global 9/30/2011 10-Q — 2

CORPORATE PROPERTY ASSOCIATES 17 — GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues
Rental income	$29,521	$14,723	$85,573	$35,407
Interest income from direct financing leases	12,762	9,991	36,319	29,592
Other operating income	623	522	2,133	939
Interest income on notes receivable and CMBS	1,217	964	5,173	1,999
Other real estate income	5,120	897	7,125	1,437

	49,243	27,097	136,323	69,374

Operating Expenses
Depreciation and amortization	(11,684)	(3,922)	(29,036)	(9,741)
General and administrative	(4,673)	(1,063)	(10,871)	(3,673)
Property expenses	(4,829)	(2,122)	(13,236)	(4,770)
Other real estate expenses	(2,906)	(526)	(4,032)	(833)

	(24,092)	(7,633)	(57,175)	(19,017)

Other Income and Expenses
Income from equity investments in real estate	1,226	794	3,921	1,312
Other income and (expenses)	2,337	606	2,475	683
Interest expense	(12,851)	(7,665)	(35,936)	(19,593)

	(9,288)	(6,265)	(29,540)	(17,598)

Income from continuing operations before income taxes	15,863	13,199	49,608	32,759
(Provision for) benefit from income taxes	(876)	(59)	(1,120)	292

Income from continuing operations	14,987	13,140	48,488	33,051

Discontinued Operations
Income from operations of discontinued properties	—	—	363	—
Gain on sale of real estate	—	—	787	—

Income from discontinued operations	—	—	1,150	—

Net Income	14,987	13,140	49,638	33,051

Less: Net income attributable to noncontrolling interests	(4,683)	(4,427)	(14,056)	(11,560)

Net Income Attributable to CPA®:17 — Global Shareholders	$10,304	$8,713	$35,582	$21,491

Earnings Per Share
Income from continuing operations attributable to CPA®:17 — Global shareholders	$0.06	$0.07	$0.20	$0.21
Income from discontinued operations attributable to CPA®:17 — Global shareholders	—	—	0.01	—

Net income attributable to CPA®:17 — Global shareholders	$0.06	$0.07	$0.21	$0.21

Weighted Average Shares Outstanding	184,111,963	117,964,002	167,293,746	102,875,944

Amounts Attributable to CPA®:17 — Global Shareholders
Income from continuing operations, net of tax	$10,304	$8,713	$34,432	$21,491
Income from discontinued operations, net of tax	—	—	1,150	—

Net income	$10,304	$8,713	$35,582	$21,491

Distributions Declared Per Share	$0.1625	$0.1600	$0.4850	$0.4800

See Notes to Consolidated Financial Statements.
CPA®:17 – Global 9/30/2011 10-Q — 3

CORPORATE PROPERTY ASSOCIATES 17 — GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net Income	$14,987	$13,140	$49,638	$33,051
Other Comprehensive (Loss) Income:
Foreign currency translation adjustments	(29,688)	27,498	16,905	22
Unrealized gain (loss) on derivative instrument	3,856	(1,538)	(2,149)	(5,276)
Change in unrealized appreciation on marketable securities	—	—	(15)	—

	(25,832)	25,960	14,741	(5,254)

Comprehensive (Loss) Income	(10,845)	39,100	64,379	27,797

Amounts Attributable to Noncontrolling Interests:
Net income	(4,683)	(4,427)	(14,056)	(11,560)
Foreign currency translation adjustments	586	(1,051)	(259)	501
Change in unrealized loss on derivative instruments	58	205	172	1,164

Comprehensive income attributable to noncontrolling interests	(4,039)	(5,273)	(14,143)	(9,895)

Comprehensive (Loss) Income Attributable to CPA®:17 — Global Shareholders	$(14,884)	$33,827	$50,236	$17,902

See Notes to Consolidated Financial Statements.
CPA®:17 – Global 9/30/2011 10-Q — 4

CORPORATE PROPERTY ASSOCIATES 17 — GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
For the nine months ended September 30, 2011 and the year ended December 31, 2010
(in thousands, except share and per share amounts)

		CPA®:17 — Global Shareholders
				Distributions	Accumulated		Total
	Total		Additional	in Excess of	Other		CPA®:17 —
	Outstanding	Common	Paid-In	Accumulated	Comprehensive	Treasury	Global	Noncontrolling
	Shares	Stock	Capital	Earnings	Loss	Stock	Shareholders	Interests	Total
Balance at January 1, 2010	79,886,568	$82	$718,057	$(53,118)	$(4,902)	$(2,314)	$657,805	$71,332	$729,137
Shares issued, net of offering costs	62,643,431	60	557,835				557,895		557,895
Shares issued to affiliates	453,121	1	4,561				4,562		4,562
Contributions from noncontrolling interests								412	412
Distributions declared ($0.6400 per share)				(70,782)			(70,782)		(70,782)
Distributions to noncontrolling interests								(12,959)	(12,959)
Net income				30,454			30,454	15,333	45,787
Other comprehensive loss:
Foreign currency translation adjustments					(6,660)		(6,660)	(778)	(7,438)
Change in unrealized loss on derivative instruments					(3,381)		(3,381)	(994)	(4,375)
Repurchase of shares	(616,158)					(5,730)	(5,730)		(5,730)

Balance at December 31, 2010	142,366,962	143	1,280,453	(93,446)	(14,943)	(8,044)	1,164,163	72,346	1,236,509

Shares issued, net of offering costs	48,140,316	47	432,129				432,176		432,176
Shares issued to affiliates	748,751	2	7,541				7,543		7,543
Contributions from noncontrolling interests								1,198	1,198
Distributions declared ($0.4850 per share)				(80,983)			(80,983)		(80,983)
Distributions to noncontrolling interests								(17,097)	(17,097)
Net income				35,582			35,582	14,056	49,638
Other comprehensive income:
Foreign currency translation adjustments					16,646		16,646	259	16,905
Change in unrealized loss on derivative instruments					(1,977)		(1,977)	(172)	(2,149)
Change in unrealized appreciation on marketable securities					(15)		(15)		(15)
Repurchase of shares	(443,499)					(4,155)	(4,155)		(4,155)

Balance at September 30, 2011	190,812,530	$192	$1,720,123	$(138,847)	$(289)	$(12,199)	$1,568,980	$70,590	$1,639,570

See Notes to Consolidated Financial Statements.
CPA®:17 – Global 9/30/2011 10-Q — 5

CORPORATE PROPERTY ASSOCIATES 17 — GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2011	2010
Cash Flows — Operating Activities
Net income	$49,638	$33,051
Adjustments to net income:
Depreciation and amortization, including intangible assets and deferred financing costs	31,711	9,933
Income from equity investments in real estate in excess of distributions received	657	18
Issuance of shares to affiliate in satisfaction of fees due	7,543	3,115
Gain on sale of real estate	(787)	—
Unrealized (gain) loss on foreign currency transactions and others	(307)	81
Realized gain on foreign currency transactions and others	(1,634)	(727)
Straight-line rent adjustment and amortization of rent-related intangibles	(7,256)	(3,040)
Settlement of derivative liability	(5,131)	—
Increase in accounts receivable and prepaid expenses	(2,980)	(1,212)
(Decrease) increase in accounts payable and accrued expenses	(551)	2,207
Increase in prepaid and deferred rental income	2,940	4,190
(Decrease) increase in due to affiliates	(987)	2,327
Net changes in other operating assets and liabilities	(1,619)	(4,316)

Net cash provided by operating activities	71,237	45,627

Cash Flows — Investing Activities
Distributions received from equity investments in real estate in excess of equity income	89,995	2,102
Acquisitions of real estate and direct financing leases and other capital expenditures (a) (b)	(549,205)	(393,220)
Capital contributions to equity investments in real estate (a)	(228,124)	(10,300)
Funding of notes receivable	(30,000)	(50,133)
Value added taxes (“VAT”) paid in connection with acquisition of real estate	(3,542)	(33,846)
VAT refunded in connection with acquisitions of real estate	29,336	33,076
Proceeds from sale of real estate	19,821	1,690
Funds placed in escrow	(191,119)	(98,100)
Funds released from escrow	182,119	95,622
Payment of deferred acquisition fees to an affiliate	(11,080)	(5,363)
Proceeds from repayment of notes receivable	49,560	7,171
Investment in securities	(2,394)	—

Net cash used in investing activities	(644,633)	(451,301)

Cash Flows — Financing Activities
Distributions paid	(72,585)	(42,089)
Contributions from noncontrolling interests	1,198	—
Distributions to noncontrolling interests	(17,097)	(9,402)
Scheduled payments of mortgage principal	(10,425)	(4,785)
Prepayments of mortgage principal	—	(1,888)
Proceeds from mortgage financing(b)	213,917	200,413
Funds placed in escrow	17,936	3,019
Funds released from escrow	(6,510)	(1,790)
Proceeds from loan from an affiliate	90,000	—
Repayment of loan from an affiliate	(90,000)	—
Payment of financing costs and mortgage deposits, net of deposits refunded	(4,476)	(2,550)
Proceeds from issuance of shares, net of issuance costs	435,022	411,855
Purchase of treasury stock	(4,155)	(4,112)

Net cash provided by financing activities	552,825	548,671

Change in Cash and Cash Equivalents During the Period
Effect of exchange rate changes on cash	4,608	1,756

Net (decrease) increase in cash and cash equivalents	(15,963)	144,753
Cash and cash equivalents, beginning of period	162,745	281,554

Cash and cash equivalents, end of period	$146,782	$426,307

(Continued)
CPA®:17 – Global 9/30/2011 10-Q — 6

CORPORATE PROPERTY ASSOCIATES 17 — GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Continued)
Supplemental non-cash investing and financing activities:

(a)	The cost basis of real estate investments acquired during the nine months ended September 30, 2011 and 2010, including equity investments in real estate, also included deferred acquisition fees payable of $16.1 million and $9.1 million, respectively (Note 3).

(b)	In September 2011, we purchased substantially all of the economic and voting interests in a real estate fund for $164.2 million, based on the exchange rate of the Euro on the date of acquisition (Note 4). This transaction consisted of the acquisition and assumption of certain assets and liabilities, as detailed in the table below (in thousands).

Assets acquired at fair value:
Investments in real estate	$274,840
Intangible assets, net	122,735

Liabilities assumed at fair value:
Non-recourse debt	(222,680)
Accounts payable, accrued expenses and other liabilities	(8,912)
Prepaid and deferred rental income	(1,791)

Net assets acquired	$164,192

See Notes to Consolidated Financial Statements.
CPA®:17 – Global 9/30/2011 10-Q — 7

CORPORATE PROPERTY ASSOCIATES 17 — GLOBAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1. Organization and Offering
Organization
Corporate Property Associates 17 — Global Incorporated (“CPA®:17 — Global” and, together with its consolidated subsidiaries and predecessors, “we”, “us” or “our”) is a publicly owned, non-listed real estate investment trust (“REIT”) that invests primarily in commercial properties leased to companies domestically and internationally. As a REIT, we are not subject to United States (“U.S.”) federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions and other factors. We earn revenue principally by leasing the properties we own to single corporate tenants, primarily on a triple-net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, contractual rent adjustments, tenant defaults and sales of properties. At September 30, 2011, our portfolio was comprised of our full or partial ownership interests in 301 fully-occupied properties, substantially all of which were triple-net leased to 45 tenants, and totaled approximately 25 million square feet (on a pro rata basis). In addition, we own 35 self-storage properties and retain a fee interest in a hotel property for an aggregate of approximately 3 million square feet (on a pro rata basis). We were formed in 2007 and are managed by W. P. Carey & Co. LLC (“WPC”) and its subsidiaries (collectively, the “advisor”).
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
In October 2010, we filed a registration statement on Form S-11 (File No. 333-170225) with the SEC for a continuous public offering of up to $1.0 billion of common stock, which was declared effective by the SEC on April 7, 2011, terminating our initial public offering. The registration statement also covers the offering of up to 50,000,000 shares of common stock at $9.50 pursuant to our distribution reinvestment and stock purchase plan. We refer to the continuous public offering as the “follow-on offering.” From the beginning of the follow-on offering on May 2, 2011 through September 30, 2011, we raised $279.3 million. There can be no assurance that we will successfully sell the full number of shares registered.
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
CPA®:17 — Global 9/30/2011 10-Q — 8

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
Because we conduct our investment activities and own all of our assets through an operating partnership, substantially all of the assets and liabilities presented in our consolidated balance sheets are attributable to the operating partnership. The following table presents amounts included in the consolidated balance sheets that are not attributable to the operating partnership but rather are attributable to CPA®:17 — Global, the primary beneficiary of the operating partnership (in thousands):

	September 30, 2011	December 31, 2010
Assets:
Cash and cash equivalents not attributable to consolidated Variable Interest Entity (“VIE”)	$16,461	$2,502
Other assets, net not attributable to consolidated VIE	2,861	1,038

Total assets not attributable to VIE	$19,322	$3,540

Liabilities:
Due to affiliates not attributable to consolidated VIE	$(1,741)	$(408)
Distributions payable not attributable to consolidated VIE	(29,918)	(21,520)

Total liabilities not attributable to VIE	$(31,659)	$(21,928)

Because we generally utilize non-recourse debt, our maximum exposure to the operating partnership is limited to the equity we have in the operating partnership. We have not provided financial or other support to the operating partnership, and there were no guarantees or other commitments from third parties that would affect the value of or risk related to our interest in this entity.
Out-of-Period Adjustment
During the third quarter of 2011, we identified several calculation and classification errors in the consolidated financial statements related to 2008 through 2010 and first and second quarters of 2011, which are primarily attributable to the under accrual of interest expense related to a refinancing and the capitalization of maintenance expenses. As a result of these errors, our net income was overstated by $0.1 million for each of the years ended December 31, 2008, 2009 and 2010, and by $0.6 million for the first half of 2011. We concluded that these adjustments were not material to our results for any of the prior year periods, or the quarterly periods in 2011, and as such, this cumulative change was recorded in the statement of operations in the third quarter of 2011 as an out-of-period adjustment of $0.9 million.
Information about International Geographic Areas
At September 30, 2011, our international investments were comprised of investments primarily in Europe. The following tables present information about these investments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues	$12,704	$7,931	$38,542	$18,493

	September 30, 2011	December 31, 2010
Net investments in real estate	$633,600	$515,653
CPA®:17 — Global 9/30/2011 10-Q — 9

Notes to Consolidated Financial Statements
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
CPA®:17 — Global 9/30/2011 10-Q — 10

Notes to Consolidated Financial Statements
Note 3. Agreements and Transactions with Related Parties
Transactions with the Advisor
We have an advisory agreement with the advisor whereby the advisor performs certain services for us for a fee. The agreement, which was scheduled to expire on September 30, 2011, was extended through December 31, 2011. Under the terms of this agreement, the advisor manages our day-to-day operations, for which we pay the advisor asset management fees and certain cash distributions, and structures and negotiates the purchase and sale of investments and debt placement transactions for us, for which we pay the advisor structuring and subordinated disposition fees. In addition, we reimburse the advisor for organization and offering costs incurred in connection with our offering and for certain administrative duties performed on our behalf. We also have certain agreements with joint ventures. The following tables present a summary of fees we paid and expenses we reimbursed to the advisor in accordance with the advisory agreement (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Amounts included in operating expenses:
Asset management fees(a)	$3,344	$1,389	$9,274	$3,579
Distribution of available cash	1,981	1,720	5,769	3,413
Personnel reimbursements(b)	699	257	1,515	610
Office rent reimbursements(b)	135	42	277	106

	$6,159	$3,408	$16,835	$7,708

Transaction fees incurred:
Current acquisition fees(c)	$11,669	$313	$22,245	$11,332
Deferred acquisition fees (c) (d)	8,216	250	16,085	9,065

	$19,885	$563	$38,330	$20,397

	September 30, 2011	December 31, 2010
Unpaid transaction fees:
Deferred acquisition fees	$24,858	$19,809
Subordinated disposition fees(e)	202	—

	$25,060	$19,809

(a)	Asset management fees are included in Property expenses in the consolidated financial statements. For 2011 and 2010, the advisor elected to receive its asset management fees in restricted shares. At September 30, 2011, the advisor owned 1,545,790 shares (less than 1%) of our common stock.

(b)	Personnel and office rent reimbursements are included in General and administrative expenses in the consolidated financial statements. Based on current gross revenues, our current share of future annual minimum lease payments under our agreement would be $0.5 million annually through 2016; however, we anticipate that our share of future annual minimum lease payments will increase as we continue to invest the proceeds of our offerings.

(c)	Current and deferred acquisition fees for real estate asset acquisitions were capitalized and included in the cost basis of the assets acquired and for business combinations were expensed and included in General and administrative expenses.

(d)	We made payments of deferred acquisition fees to the advisor totaling $11.1 million and $5.4 million during the nine months ended September 30, 2011 and 2010, respectively.

(e)	These fees, which are subordinated to the performance criterion and certain other provisions included in the advisory agreement, are deferred and are payable to the advisor only in connection with a liquidity event.
Organization and Offering Expenses
The total costs paid by the advisor and its affiliates in connection with the organization and offering of our securities were $16.9 million from inception through September 30, 2011, of which $15.6 million had been reimbursed as of September 30, 2011.
Joint Ventures and Other Transactions with Affiliates
On May 2, 2011, we purchased interests in three ventures, the Hellweg Die Profi-Baumarkte GmbH & Co. KG (“Hellweg 2”) venture, the U-Haul Moving Partners, Inc. and Mercury Partners, LP (“U-Haul”) venture and the Dick’s Sporting Goods, Inc. (“Dick’s”) venture, from one of our affiliates, Corporate Property Associates 14 Incorporated (“CPA®:14”), for an aggregate purchase price of
CPA®:17 — Global 9/30/2011 10-Q — 11

Notes to Consolidated Financial Statements
$55.7 million (Note 6). The acquisitions were made pursuant to an agreement entered into between us and CPA®:14 in December 2010 and were conditioned upon completion of the merger of CPA®:14 with and into a subsidiary of another one of our affiliates, Corporate Property Associates 16 — Global Incorporated (“CPA®:16 — Global”), which occurred on the same date (the “CPA®:14/16 Merger”). The purchase price was based on the appraised values of the underlying venture properties and the non-recourse mortgage debt on the properties. In connection with this acquisition, we recorded basis differences totaling $27.4 million, which represents our share of the excess of the fair value of the underlying venture properties and related mortgage loans over their respective carrying values, to be amortized into equity earnings over the remaining lives of the properties and mortgage loans. As part of the acquisition, we also purchased from CPA®:14 certain warrants, which were granted by Hellweg 2 to CPA®:14 in connection with the initial lease transaction, for a total cost of $0.8 million, which is based on the fair value of the warrants of $1.6 million less the assumption of a related liability of $0.8 million on the date of acquisition. These warrants give us participation rights to any distributions made by Hellweg 2. In addition, we are entitled to a cash distribution that equates to a certain percentage of the liquidity event price of Hellweg 2, should a liquidity event occur. Because these warrants are readily convertible to cash and provide for net cash settlement upon conversion, we account for them as derivative instruments, which are measured at fair value and record them as assets, with the changes in the fair value recognized in earnings.
We own interests in entities ranging from 12% to 85%, as well as jointly-controlled tenant-in-common interests in properties, with the remaining interests generally held by affiliates. We consolidate certain of these investments and account for the remainder under the equity method of accounting.
In February 2011, we borrowed $90.0 million at an annual interest rate of 1.15% from the advisor to fund the acquisition of a venture that purchased properties from C1000 B.V. (“C1000”) (Note 6). We repaid this loan on April 8, 2011, the maturity date. In connection with this loan, we paid the advisor interest of $0.2 million during the nine months ended September 30, 2011.
Note 4. Net Investments in Properties and Real Estate Under Construction
Real Estate
Real estate, which consists of land and buildings leased to others, at cost, and which are subject to operating leases, is summarized as follows (in thousands):

	September 30, 2011	December 31, 2010
Land	$351,163	$242,145
Buildings	993,433	688,259
Less: Accumulated depreciation	(33,198)	(16,274)

	$1,311,398	$914,130

Acquisitions of Real Estate
During the nine months ended September 30, 2011, we entered into the following domestic investments, which were classified as operating leases, at a total cost of $144.4 million, including net lease intangible assets totaling $17.1 million and acquisition-related costs and fees:
•	an investment for $99.6 million with Terminal Freezers, LLC for three cold storage facilities;
•	an investment for $32.1 million with Harbor Freight Tools USA, Inc. for a distribution facility;
•	a parcel of land for $7.4 million that is leased to a developer for the construction of a restaurant; and
•	two follow-on transactions in existing investments for total costs of $5.3 million, excluding a tenant-funded improvement of $9.0 million.
In connection with these investments, which we deemed to be real estate asset acquisitions under current authoritative accounting guidance, we capitalized acquisition-related costs and fees totaling $6.5 million.
CPA®:17 — Global 9/30/2011 10-Q — 12

Notes to Consolidated Financial Statements
Additionally, in September 2011 we entered into an investment in Italy whereby we purchased substantially all of the economic and voting interests in a real estate fund that owns 20 cash and carry retail stores located throughout Italy for a total cost of $395.5 million, including net lease intangible assets of $120.9 million. As this acquisition was deemed to be a real estate asset acquisition under current authoritative accounting guidance, we capitalized acquisition-related fees and expenses of $21.4 million. In connection with this investment, we assumed $222.7 million of indebtedness (Note 9). Amounts are based on the exchange rate of the Euro on the date of acquisition. The retail stores are leased to Metro Cash & Carry Italia S.p.A (“Metro”), and Metro AG, its German parent company, has guaranteed Metro’s obligations under the leases. The purchase price was allocated to the assets acquired and liabilities assumed, based upon their preliminary fair values. The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed in the acquisition, based on the best estimates of management at the date of acquisition (in thousands). We are in the process of finalizing our assessment of the fair value of the assets acquired and liabilities assumed. Accordingly, the fair value of these assets and liabilities are subject to change.

Assets acquired at fair value:
Investments in real estate	$274,840
Intangible assets, net	122,735

Liabilities assumed at fair value:
Non-recourse debt	(222,680)
Accounts payable, accrued expenses and other liabilities	(8,912)
Prepaid and deferred rental income	(1,791)

Net assets acquired	$164,192

During the third quarter of 2011, we finalized the purchase price allocation for our investment with Harbor Freight Tools USA, Inc. based on the latest information available, which resulted in a reduction to Real estate of $15.1 million and an increase to Intangible assets, net of the same amount, and an increase to Depreciation and amortization of $0.7 million.
Operating Real Estate
Operating real estate, which consists primarily of our hotel and self-storage operations, at cost, is summarized as follows (in thousands):

	September 30, 2011	December 31, 2010
Land	$38,164	$1,330
Buildings	114,766	10,483
Furniture, fixtures & equipment	1,690	364
Less: Accumulated depreciation	(1,494)	(300)

	$153,126	$11,877

Acquisitions of Operating Real Estate
During the nine months ended September 30, 2011, we acquired 34 self-storage properties throughout the U. S. from A-American Self Storage in six separate transactions for a total cost of $139.8 million, including net lease intangible assets of $9.8 million. In addition, we acquired a domestic self storage property for $3.4 million, including net lease intangible assets of $0.1 million. As these acquisitions were deemed to be business combinations under current authoritative accounting guidance, we expensed the acquisition-related fees and expenses totaling $5.2 million, which are included in General and administrative expenses in the consolidated financial statements.
Real Estate Under Construction
During the nine months ended September 30, 2011, we entered into 11 build-to-suit projects located in the U.S., which consisted of the following projects:
•	one project with ICF International Inc. for the construction of an office facility for a total cost of up to $14.8 million, of which we funded $3.9 million;
CPA®:17 — Global 9/30/2011 10-Q — 13

Notes to Consolidated Financial Statements
•	nine projects with Dollar General Corp. as part of an estimated $40.0 million platform build-to-suit program covering up to 40 facilities, for a total cost of up to $9.1 million, of which we funded $6.4 million and placed $4.3 million into service; and
•	one project with Faurecia USA Holdings, Inc. for the construction of a manufacturing facility for a total cost of up to $6.8 million, of which we funded $2.4 million.
Amounts above are based on the estimated construction costs at the respective dates of acquisition. In connection with these investments, which were deemed to be real estate acquisitions under current authoritative accounting guidance, we capitalized acquisition-related costs and fees totaling $3.0 million.
During the nine months ended September 30, 2011, we also had the following activity on projects entered into during 2010:
•	we funded $17.5 million and placed $32.4 million into service on a project with Sun Products Corporation. The unfunded commitment on this project at September 30, 2011 was $9.2 million;
•	we funded $24.8 million on a project with Walgreens. The unfunded commitment on this project at September 30, 2011 was $32.6 million; and
•	we funded a total of $6.8 million and placed a total of $13.1 million into service on several small projects.
At September 30, 2011, the unfunded commitment on these projects totaled approximately $59.8 million.
Other
In connection with our prior acquisitions of properties, we have recorded net lease intangibles of $403.0 million, including $147.9 million of net lease intangibles acquired in connection with our investment activity during the nine months ended September 30, 2011. These intangible assets and liabilities are being amortized over periods ranging from 10 years to 40 years. In-place lease, tenant relationship and above-market rent intangibles are included in Intangible assets, net in the consolidated financial statements. Below-market rent intangibles are included in Prepaid and deferred rental income. Amortization of below-market and above-market rent intangibles is recorded as an adjustment to Lease revenues in the consolidated financial statements, while amortization of in-place lease and tenant relationship intangibles is included in Depreciation and amortization. Net amortization of intangibles, including the effect of foreign currency translation, was $5.5 million and $1.2 million for the three months ended September 30, 2011 and 2010, respectively, and $12.4 million and $3.1 million for the nine months ended September 30, 2011 and 2010, respectively.
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
Acquisitions of Net Investments in Direct Financing Leases
During the nine months ended September 30, 2011, we entered into two domestic net lease financing transactions, one of which was with Flanders Corporation for $50.8 million and the other with Spear Precision & Packaging, Inc. for $8.0 million, including acquisition-related fees and expenses. In connection with these investments, which were deemed to be real estate asset acquisitions under current authoritative accounting guidance, we capitalized acquisition-related fees and expenses of $2.6 million.
Notes Receivable
In December 2010, we provided financing of $40.0 million to China Alliance Properties Limited, a subsidiary of Shanghai Forte Land Co., Ltd (“Forte”). The financing was provided through a collateralized loan that is guaranteed by Forte’s parent company, Fosun International Limited, and has an interest rate of 11% and matures in December 2015. At September 30, 2011 and December 31, 2010, the balance of the note receivable was $40.0 million.
During the first quarter of 2011, our participation in the limited-recourse mortgage loan related to our New York Times venture was repaid in full in connection with the refinancing of this loan (Note 9). At December 31, 2010, the balance of the note receivable was $49.6 million.
CPA®:17 — Global 9/30/2011 10-Q — 14

Notes to Consolidated Financial Statements
In June 2011, we provided financing of $30.0 million to a developer, BPS Partners, LLC (“BPS”), in connection with the construction of a shopping center, which includes a Walgreens store, in Las Vegas, Nevada. In connection with the loan, we received an option to purchase the second floor of the Walgreens store or to exchange the $30.0 million loan for an equity interest in BPS. This loan is secured by the property and personally guaranteed by each of the principals of BPS, has an annual interest rate of 0.5% and matures in September 2013. On its maturity date, if we do not elect to exchange the loan for an equity interest in BPS, we will receive additional interest at an annual rate of 7.5% from inception through maturity as consideration for making the loan. At September 30, 2011, the balance of this note receivable was $30.0 million.
Credit Quality of Finance Receivables
We generally seek investments in facilities that we believe are critical to the tenant’s business and that we believe have a low risk of tenant defaults. At September 30, 2011 and December 31, 2010, none of the balances of our finance receivables were past due and we had not established any allowances for credit losses. Additionally, there have been no modifications of finance receivables. We evaluate the credit quality of our tenant receivables utilizing an internal 5-point credit rating scale, with 1 representing the highest credit quality and 5 representing the lowest. The credit quality evaluation of our tenant receivables was last updated in the third quarter of 2011.
A summary of our finance receivables by internal credit quality rating for the periods presented is as follows (dollars in thousands):

	Number of Tenants at		Net Investments in Direct Financing Leases at
Internal Credit Quality Indicator	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
1	—	—	$—	$—
2	4	5	119,851	100,255
3	6	2	372,437	271,734
4	—	1	—	25,017
5	—	—	—	—

			$492,288	$397,006

	Number of Obligors at		Notes Receivable at
Internal Credit Quality Indicator	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
1	1	—	$30,000	$—
2	1	1	40,000	40,000
3	—	1	—	49,560
4	—	—	—	—
5	—	—	—	—

			$70,000	$89,560

At September 30, 2011 and December 31, 2010, Other assets, net included $2.3 million and $2.2 million, respectively, of accounts receivable related to amounts billed under these direct financing leases.
Note 6. Equity Investments in Real Estate
We own interests in single-tenant net leased properties leased to corporations through noncontrolling interests (i) in partnerships and limited liability companies that we do not control but over which we exercise significant influence or (ii) as tenants-in-common subject to common control. Generally, the underlying investments are jointly-owned with affiliates. We account for these investments under the equity method of accounting (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus contributions and other adjustments required by equity method accounting, such as basis differences from other-than-temporary impairments). Under current authoritative accounting guidance for investments in unconsolidated ventures, we are required to periodically compare an investment’s carrying value to its estimated fair value and recognize an impairment charge to the extent that the carrying value exceeds fair value.
CPA®:17 — Global 9/30/2011 10-Q — 15

Notes to Consolidated Financial Statements
The following table sets forth our ownership interests in our equity investments in real estate and their respective carrying values. The carrying value of these ventures is affected by the timing and nature of distributions (dollars in thousands):

	Ownership Interest	Carrying Value at
Lessee	at September 30, 2011	September 30, 2011	December 31, 2010
C1000 B.V. (a) (b)	85%	$91,653	$—
U-Haul Moving Partners, Inc. and Mercury Partners, LP (c)	12%	29,174	—
Berry Plastics Corporation	50%	19,649	20,330
Tesco plc (a)	49%	19,354	19,903
Hellweg Die Profi-Baumarkte GmbH & Co. KG (a) (c)	33%	18,861	—
Eroski Sociedad Cooperativa — Mallorca (a) (d)	30%	9,616	10,620
Dick’s Sporting Goods, Inc. (c)	45%	5,491	—

		$193,798	$50,853

(a)	The carrying value of this investment is affected by the impact of fluctuations in the exchange rate of the Euro.

(b)	We acquired our tenancy-in-common interest, under which the venture is under common control by us and our venture partner, in this investment in January 2011 as described below.

(c)	We acquired our interest in this venture from CPA®:14 in May 2011 as described below.

(d)	The decrease in carrying value was due to cash distributions made to us by the venture.
The following tables present combined summarized financial information of our venture properties. Amounts provided are the total amounts attributable to the venture properties and do not represent our proportionate share (in thousands):

	September 30, 2011	December 31, 2010
Assets	$1,171,856	$203,989
Liabilities	(777,519)	(79,786)

Partners’/members’ equity	$394,337	$124,203

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues	$27,032	$4,435	$55,456	$11,717
Expenses	(20,238)	(2,849)	(42,707)	(9,382)

Net income	$6,794	$1,586	$12,749	$2,335

We recognized income from equity investments in real estate of $1.2 million and $0.8 million for the three months ended September 30, 2011 and 2010, respectively, and $3.9 million and $1.3 million for the nine months ended September 30, 2011 and 2010, respectively. Income from equity investments in real estate represents our proportionate share of the income or losses of these ventures as well as certain depreciation and amortization adjustments related to other-than-temporary impairment charges and basis differentials from acquisitions of certain investments.
Acquisitions of Equity Investments
In January 2011, we and our affiliate, Corporate Property Associates 15 Incorporated (“CPA®:15”), acquired a venture as a tenancy-in-common in which we and CPA®:15 hold interests of 85% and 15%, respectively, and that we account for under the equity method of accounting. The venture purchased properties from C1000, a Dutch supermarket chain, for $207.6 million. Our share of the purchase price was $176.5 million, which was funded in part with a $90.0 million short-term loan from the advisor that has since been repaid (Note 3). In connection with this transaction, the venture capitalized acquisition-related costs and fees totaling $12.5 million, of which our share was $10.6 million. In March 2011, the venture obtained non-recourse financing totaling $98.3 million and distributed the net proceeds to the venture partners, of which our share was $82.3 million. This mortgage loan bears interest at a variable rate equal to the three-month Euro inter-bank offered rate (“Euribor”) plus 2% and matures in March 2013. Amounts above are based upon the exchange rate of the Euro at the dates of acquisition and financing.
CPA®:17 — Global 9/30/2011 10-Q — 16

Notes to Consolidated Financial Statements
In May 2011, we acquired interests of 33%, 12% and 45% in the Hellweg 2, U-Haul and Dick’s ventures, respectively, from CPA®:14 for an aggregate purchase price of a $55.7 million (Note 3). These ventures are jointly-owned with other affiliates. Because we do not control these ventures but we exercise significant influence over them, we account for our interests in these ventures as equity investments. The properties that the ventures own and the mortgages encumbering the properties had a total fair value of $947.3 million and $581.6 million, respectively, at the date of acquisition. Amounts provided are the total amounts attributable to the venture properties and do not represent the proportionate share that we purchased. In connection with this acquisition, we recorded basis differences totaling $27.4 million, which represents our share of the excess of the fair value of the underlying venture properties and mortgage loans over their respective carrying values, to be amortized into equity earnings over the remaining lives of the properties and mortgage loans. Amounts are based on the exchange rate of the Euro at the date of acquisition, as applicable.
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
Other Derivative Assets — Our other derivative assets are comprised of stock warrants that were granted to us by lessees in connection with structuring initial lease transactions. The stock warrants that we own are not traded in an active market. We estimated the fair value of stock warrants using internal valuation models that incorporate market inputs and our own assumptions about future cash flows. We classified stock warrants as Level 3.
CPA®:17 — Global 9/30/2011 10-Q — 17

Notes to Consolidated Financial Statements
The following tables set forth our assets and liabilities that were accounted for at fair value on a recurring basis. Assets and liabilities presented below exclude assets and liabilities owned by unconsolidated ventures (in thousands):

		Fair Value Measurements at September 30, 2011 Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$6,000	$6,000	$—	$—
Derivative assets	7,813	—	7,813	—
Other derivative assets	1,419	—	—	1,419

Total	$15,232	$6,000	$7,813	$1,419

Liabilities:
Derivative liabilities	$(5,379)	$—	$(5,379)	$—

Total	$(5,379)	$—	$(5,379)	$—

		Fair Value Measurements at December 31, 2010 Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$102,084	$102,084	$—	$—
Derivative assets	751	—	751	—

Total	$102,835	$102,084	$751	$—

Liabilities:
Derivative liabilities	$(2,215)	$—	$(2,215)	$—

Total	$(2,215)	$—	$(2,215)	$—

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3 Only)
	Three Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2011
	Other Derivative Assets
Beginning balance	$1,683	$—
Total gains or losses (realized and unrealized):
Included in earnings	(264)	(198)
Purchases	—	1,617

Ending balance	$1,419	$1,419

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(264)	$(198)

We did not have any transfers into or out of Level 1, Level 2 and Level 3 measurements during the three and nine months ended September 30, 2011 and 2010, except for those assets and liabilities acquired in connection with the Metro investment (Note 4). Gains and losses (realized and unrealized) included in earnings are reported in Other income and (expenses) in the consolidated financial statements.
CPA®:17 — Global 9/30/2011 10-Q — 18

Notes to Consolidated Financial Statements
Our other financial instruments had the following carrying values and fair values as of the dates shown (in thousands):

	September 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	$1,113,813	$1,111,295	$667,478	$674,225
CMBS (a)	3,782	6,777	3,797	4,677

(a)	The carrying value of our commercial mortgage-backed securities (“CMBS”) represents historical cost, as we have deemed these securities to be held-to-maturity, and is inclusive of impairment charges recognized during 2009. There were no purchases or sales during the nine months ended September 30, 2011.
We determined the estimated fair value of our debt instruments using a discounted cash flow model with rates that take into account the credit of the tenants and interest rate risk. We estimated that our other financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values at both September 30, 2011 and December 31, 2010.
Items Measured at Fair Value on a Non-Recurring Basis
We perform an assessment, when required, of the value of certain of our real estate investments in accordance with current authoritative accounting guidance. As part of that assessment, we determine the valuation of these assets using widely accepted valuation techniques, including expected discounted cash flows or an income capitalization approach, which considers prevailing market capitalization rates. We review each investment based on the highest and best use of the investment and market participation assumptions. We determined that the significant inputs used to value these investments fall within Level 3. As a result of our assessment, we did not recognize any impairment charges during the three and nine months ended September 30, 2011 and 2010. The valuation of real estate is subject to significant judgment and actual results may differ materially if market conditions or the underlying assumptions change.
None of our other assets or liabilities were measured on a fair value basis for the three and nine months ended September 30, 2011 and 2010.
Note 8. Risk Management and Use of Derivative Financial Instruments
Risk Management
In the normal course of our ongoing business operations, we encounter economic risk. There are three main components of economic risk: interest rate risk, credit risk and market risk. We are primarily subject to interest rate risk on our interest-bearing assets and liabilities. Credit risk is the risk of default on our operations and tenants’ inability or unwillingness to make contractually required payments. Market risk includes changes in the value of our properties and related loans as well as changes in the value of our investments due to changes in interest rates or other market factors. In addition, we own investments in Europe and are subject to the risks associated with changing foreign currency exchange rates.
Use of Derivative Financial Instruments
When we use derivative instruments, it is generally to reduce our exposure to fluctuations in interest rates and foreign currency exchange rate movements. We have not entered, and do not plan to enter into financial instruments for trading or speculative purposes. In addition to derivative instruments that we entered into on our own behalf, we may also be a party to derivative instruments that are embedded in other contracts, and we may own common stock warrants, granted to us by lessees when structuring lease transactions, that are considered to be derivative instruments. The primary risks related to our use of derivative instruments are that a counterparty to a hedging arrangement could default on its obligation or that the credit quality of the counterparty may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction. While we seek to mitigate these risks by entering into hedging arrangements with counterparties that are large financial institutions that we deem to be creditworthy, it is possible that our hedging transactions, which are intended to limit losses, could adversely affect our earnings. Furthermore, if we terminate a hedging arrangement, we may be obligated to pay certain costs, such as transaction or breakage fees. We have established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities.
CPA®:17 — Global 9/30/2011 10-Q — 19

Notes to Consolidated Financial Statements
We measure derivative instruments at fair value and record them as assets or liabilities, depending on our rights or obligations under the applicable derivative contract. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. For a derivative designated and that qualified as a fair value hedge, the change in the fair value of the derivative is offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings. For a derivative designated and that qualified as a cash flow hedge, the effective portion of the change in fair value of the derivative is recognized in Other comprehensive income (“OCI”) until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.
The following table sets forth certain information regarding our derivative instruments for the periods presented (in thousands):

	Balance Sheet	Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
	Location	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
Derivatives Designated as Hedging Instruments
Interest rate cap	Other assets, net	$85	$733	$—	$—
Interest rate swap	Other assets, net	—	18	—	—
Foreign currency contracts	Other assets, net	6,246	—	—	—
Interest rate swaps	Accounts payable,	—	—	(4,958)	(1,134)
	accrued expenses and
	other liabilities
Foreign currency contracts	Accounts payable,	—	—	—	(1,081)
	accrued expenses and
	other liabilities

Derivatives Not Designated as Hedging Instruments(a)
Foreign currency contracts	Other assets, net	1,482	—	—	—
Foreign currency contracts	Accounts payable,	—	—	(421)	—
	accrued expenses and
	other liabilities
Stock warrants	Other assets, net	1,419	—	—	—

Total derivatives		$9,232	$751	$(5,379)	$(2,215)

(a)	At September 30, 2011 and December 31, 2010, we also had an embedded credit derivative that was not designated as a hedging instrument. This instrument had a fair value of zero at both September 30, 2011 and December 31, 2010.
CPA®:17 — Global 9/30/2011 10-Q — 20

Notes to Consolidated Financial Statements
The following tables present the impact of derivative instruments on the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized		Amount of Gain (Loss) Recognized
	in OCI on Derivatives (Effective Portion)		in OCI on Derivatives (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships	2011	2010	2011	2010
Interest rate cap (a)	$(129)	$(456)	$(382)	$(2,600)
Interest rate swaps	(3,589)	(1,082)	(3,862)	(2,676)
Foreign currency contracts	7,574	—	2,095	—

Total	$3,856	$(1,538)	$(2,149)	$(5,276)

	Amount of Gain (Loss) Reclassified		Amount of Gain (Loss) Reclassified
	from OCI into Income (Effective Portion)		from OCI into Income (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships	2011	2010	2011	2010
Foreign currency put options(b)	$(56)	$—	$(56)	$—

Total	$(56)	$—	$(56)	$—

(a)	Includes losses attributable to noncontrolling interests totaling less than $0.1 million and $0.2 million for the three months ended September 30, 2011 and 2010, respectively, and $0.2 million and $1.2 for the nine months ended September 30, 2011 and 2010, respectively.

(b)	Gains (losses) reclassified from OCI into income for contracts that have matured are included in Interest expenses.
During the three and nine months ended September 30, 2011 and 2010, no gains or losses were reclassified from OCI into income related to ineffective portions of hedging relationships or to amounts excluded from effectiveness testing.

		Amount of Gain (Loss) Recognized in
		Income on Derivatives
Derivatives Not in Cash Flow	Location of Gain (Loss)	Three Months Ended	Nine Months Ended
Hedging Relationships	Recognized in Income	September 30, 2011	September 30, 2011
Foreign currency contracts	Other income and (expenses)	$878	$878
Stock warrants	Other income and (expenses)	(264)	(198)

Total		$614	$680

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
CPA®:17 — Global 9/30/2011 10-Q — 21

Notes to Consolidated Financial Statements
The derivative instruments that we had outstanding on our consolidated ventures at September 30, 2011 were designated as cash flow hedges and are summarized as follows (dollars in thousands):

		Notional	Effective	Effective	Expiration	Fair Value at
	Type	Amount	Interest Rate	Date	Date	September 30, 2011
6-Month Euribor (a)	"Pay-fixed" swap	$223,347	4.2%	9/2011	9/2016	$(1,122)
3-Month London Inter-bank offered rate (“LIBOR”) (b)	Interest rate cap	123,554	2.8%	3/2011	8/2014	85
3-Month LIBOR	"Pay-fixed" swap	27,120	6.6%	1/2010	12/2019	(3,149)
3-Month Euribor (a)	"Pay-fixed" swap	8,156	5.8%	7/2010	11/2017	(262)
1-Month LIBOR	"Pay-fixed" swap	4,200	6.0%	1/2011	1/2021	(425)

						$(4,873)

(a)	Amounts are based upon the applicable exchange rate of the Euro at September 30, 2011.

(b)	The applicable interest rate of the related debt was 2.8%, which was below the effective interest rate of the cap at September 30, 2011. Inclusive of noncontrolling interests are the notional amount and fair value of the swap of $55.6 million and less than $0.1 million, respectively.
Foreign Currency Contracts
We are exposed to foreign currency exchange rate movements in the Euro and, to a lesser extent, the British Pound Sterling. We manage foreign currency exchange rate movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the same currency. This reduces our overall exposure to the actual equity that we have invested and the equity portion of our cash flow. However, we are subject to foreign currency exchange rate movements to the extent of the difference in the timing and amount of the rental obligation and the debt service. We may also face challenges with repatriating cash from our foreign investments. We may encounter instances where it is difficult to repatriate cash because of jurisdictional restrictions or because repatriating cash may result in current or future tax liabilities. Realized and unrealized gains and losses recognized in earnings related to foreign currency transactions are included in Other income and (expenses) in the consolidated financial statements.
In order to hedge certain of our foreign currency cash flow exposures, we enter into foreign currency forward contracts, collars, and put options. A foreign currency forward contract is a commitment to deliver a certain amount of currency at a certain price on a specific date in the future. By entering into forward contracts, we are locked into a future currency exchange rate for the term of the contract. A foreign currency collar consists of a purchased call option to buy and a written put option to sell the foreign currency. These instruments guarantee that the exchange rate will not fluctuate beyond the range of the options’ strike prices. A foreign currency put option is the right to sell the currency at a predetermined price, which limits our exposure to the movement in foreign currency exchange rates below a strike price.
CPA®:17 — Global 9/30/2011 10-Q — 22

Notes to Consolidated Financial Statements
The following table presents the foreign currency derivative contracts we had outstanding and their designations at September 30, 2011 (dollars in thousands, except strike price):

	Notional	Strike	Effective	Expiration	Fair Value at
Type	Amount(a)	Price	Date	Date	September 30, 2011
Designated as Cash Flow Hedging Instruments
Collars	$63,190	$1.40 - 1.44	9/2011	12/2011 - 9/2014	$3,397
Forward contracts	61,191	1.39	7/2011	7/2013	2,314
Forward contracts	53,535	1.34 - 1.35	9/2011	3/2012 - 3/2015	534

Not Designated as Cash Flow Hedging Instruments
Collars(b)	20,590	1.40 - 1.42	9/2011	9/2012 - 3/2013	1,055
Put options(c)	15,339	1.30	5/2011, 9/2011	12/2011 - 3/2012	7

	$213,845				$7,307

(a)	Amounts are based upon the exchange rate of the Euro at September 30, 2011.

(b)	At September 30, 2011, these collars were not designated as hedging instruments because their fair values were in a net liability position at the onset of the trade. In October 2011, we designated these collars as hedging instruments because their fair values increased into a net asset position due to the depreciation of the Euro relative to the U.S. Dollar.

(c)	During the third quarter, we entered into new protective put options to cancel the effect of the remaining protective put options we own. These new instruments did not qualify for hedge accounting.
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
Embedded Credit Derivative
In connection with a venture in Germany in which we and an affiliate have 67% and 33% interests, respectively, and which we consolidate, the venture obtained non-recourse mortgage financing for which the interest rate has both fixed and variable components. In connection with providing the financing, the lender entered into an interest rate swap agreement on its own behalf through which the fixed interest rate component on the financing was converted into a variable interest rate instrument. Through the venture, we have the right, at our sole discretion, to prepay this debt at any time and to participate in any realized gain or loss on the interest rate swap at that time. This participation right is deemed to be an embedded credit derivative. The derivative had an estimated fair value of zero at both September 30, 2011 and December 31, 2010. This derivative did not generate gains or losses during the three and nine months ended September 30, 2011 and 2010. In addition, an unconsolidated venture in which we acquired an interest from CPA®:14 in May 2011 (Note 6) has an embedded credit derivative similar to the one described above. Based on the valuation obtained at September 30, 2011 and including the effect of foreign currency translation, this embedded credit derivative had a fair value of less than $0.1 million and generated an unrealized gain of less than $0.1 million for the three months ended September 30, 2011 and an unrealized loss of less than $0.1 million for the nine months ended September 30, 2011. Amounts provided are the total amounts attributable to the venture and do not represent our proportionate share. Changes in the fair value of the embedded credit derivative are recognized in this venture’s earnings.
Other
Amounts reported in OCI related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. At September 30, 2011, we estimate that an additional $1.5 million, inclusive of amounts attributable to noncontrolling interests of $0.4 million, will be reclassified as interest expense during the next twelve months.
CPA®:17 — Global 9/30/2011 10-Q — 23

Notes to Consolidated Financial Statements
Some of the agreements we have with our derivative counterparties contain certain credit contingent provisions that could result in a declaration of default against us regarding our derivative obligations if we either default or are capable of being declared in default on certain of our indebtedness. At September 30, 2011, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives that were in a net liability position was $5.5 million and $2.2 million at September 30, 2011 and December 31, 2010, respectively, which included accrued interest but excluded any adjustment for nonperformance risk. If we had breached any of these provisions at either September 30, 2011 or December 31, 2010, we could have been required to settle our obligations under these agreements at their aggregate termination value of $6.2 million or $2.5 million, respectively.
Portfolio Concentration Risk
Concentrations of credit risk arise when a group of tenants is engaged in similar business activities or is subject to similar economic risks or conditions that could cause them to default on their lease obligations to us. We regularly monitor our portfolio to assess potential concentrations of credit risk. While we believe our portfolio is reasonably well diversified, it does contain concentrations in excess of 10%, based on the percentage of our annualized contractual minimum base rent for the third quarter of 2011, in certain areas, as shown in the table below. The percentages in the table below represent our directly-owned real estate properties and do not include our pro rata share of equity investments.

At September 30,
Region:	2011
New York	13%
California	11%
Other U.S.	37%

Total U.S.	61%

Italy	14%
Spain	10%
Other Europe	15%

Total Europe	39%

Total	100%

Asset Type:
Warehouse/Distribution	27%
Office	26%
Retail	25%
Industrial	12%
Other	10%

Total	100%

Tenant Industry:
Retail	25%
Media — Printing & Publishing	17%
Grocery	13%
Other	45%

Total	100%

Guarantor/Tenant:
Metro AG (Europe)	14%
New York Times Company (U.S.)	13%
CPA®:17 — Global 9/30/2011 10-Q — 24

Notes to Consolidated Financial Statements
Note 9. Non-Recourse and Limited Recourse Debt
During the nine months ended September 30, 2011, we obtained non-recourse and limited-recourse mortgage financing totaling $213.9 million at a weighted-average annual interest rate and term of 5.6% and 10.0 years, respectively. Of the total:
•	$110.5 million of non-recourse financing was related to five domestic investments acquired during 2011;
•	$32.6 million of non-recourse financing was related to three domestic investments acquired during 2010;
•	$13.7 million of non-recourse financing was related to a United Kingdom investment acquired in 2009, based on the exchange rate of the British Pound Sterling on the date of financing;
•	$48.1 million of non-recourse financing was related to the self-storage properties that we purchased during 2011; and
•	$9.0 million incremental borrowing related to the March 2009 New York Times transaction, inclusive of amounts attributable to noncontrolling interests of $4.1 million. In March 2011, we refinanced the limited-recourse mortgage loan obtained in August 2009, which had an outstanding balance of $116.0 million at the date of refinancing, with new limited-recourse financing of $125.0 million that matures in April 2018 and has option to extend the maturity to April 2019. The new financing bears interest at an annual interest rate equal to the LIBOR plus 2.5% that has been capped at 6.25% through the use of an interest rate cap designated as a cash flow hedge, which matures in March 2014 (Note 8).
Additionally, in connection with the Metro investment, we assumed $222.7 million of indebtedness with an annual interest rate equal to Euribor plus 2.15%, that has been fixed at 4.18% through an interest rate swap, and a term of five years. Amounts are based on the exchange rate of the Euro on the date of acquisition. In connection with the self-storage investment, we also assumed a non-recourse mortgage totaling $14.8 million.
Non-recourse and limited-recourse debt consists of mortgage notes payable, which are collateralized by an assignment of real property and direct financing leases, with an aggregate carrying value of approximately $1.7 billion and $1.1 billion at September 30, 2011 and December 31, 2010, respectively. At September 30, 2011, our mortgage notes payable bore interest at fixed annual rates ranging from 3.6% to 6.6% and variable annual rates ranging from 2.8% to 6.6%, with maturity dates ranging from 2012 to 2031.
Scheduled debt principal payments during each of the next five calendar years following September 30, 2011 and thereafter are as follows (in thousands):

Total
2011 (remainder)	$3,654
2012	21,152
2013	18,543
2014	22,529
2015	64,421
Thereafter through 2031	984,423

1,114,722
Fair market value adjustments(a)	(909)

Total	$1,113,813

(a)	Represents the unamortized discount on two notes.
Certain amounts in the table above are based on the applicable foreign currency exchange rate at September 30, 2011.
CPA®:17 — Global 9/30/2011 10-Q — 25

Notes to Consolidated Financial Statements
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
We account for uncertain tax positions in accordance with current authoritative accounting guidance. At September 30, 2011 and December 31, 2010, we had unrecognized tax benefits of $0.5 million and $0.2 million, respectively, that, if recognized, would have a favorable impact on our effective income tax rate in future periods. We recognize interest and penalties related to uncertain tax positions in income tax expense. At both September 30, 2011 and December 31, 2010, we had less than $0.1 million of accrued interest related to uncertain tax positions.
Our tax returns are subject to audit by taxing authorities. Such audits can often take years to complete and settle. The tax years 2008 through 2011 remain open to examination by the major taxing jurisdictions to which we are subject.
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
The results of operations for properties that are held for sale or have been sold are reflected in the consolidated financial statements as discontinued operations for all periods presented and are summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues	$—	$—	$629	$—
Expenses	—	—	(266)	—
Gain on sale of real estate	—	—	787	—

Income from discontinued operations	$—	$—	$1,150	$—

In June 2011, we sold two Canadian properties previously leased to CARQUEST for $19.8 million, net of selling costs, and recognized a net gain on the sale of $0.8 million. Amounts are based on the exchange rate of the Canadian dollar on the date of the sale.
CPA®:17 — Global 9/30/2011 10-Q — 26

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
Business Overview
We are a publicly owned, non-listed REIT that invests in commercial properties leased to companies domestically and internationally. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions and other factors. We earn revenue principally by leasing the properties we own to single corporate tenants, primarily on a triple-net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, contractual rent adjustments, tenant defaults and sales of properties. We were formed in 2007 and are managed by the advisor. We hold substantially all of our assets and conduct substantially all of our business through our operating partnership.
Financial Highlights
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Total revenues	$49,243	$27,097	$136,323	$69,374
Net income attributable to CPA®:17 — Global shareholders	10,304	8,713	35,582	21,491
Cash flow from operating activities			71,237	45,627

Distributions paid	26,832	16,469	72,585	42,089

Supplemental financial measures:
Modified funds from operations (MFFO)	23,474	11,995	69,061	31,049
Adjusted cash flow from operating activities			72,137	34,679
We consider the performance metrics listed above, including certain supplemental metrics that are not defined by GAAP (“non-GAAP”), such as Modified funds from operations, or MFFO, and Adjusted cash flow from operating activities, to be important measures in the evaluation of our results of operations, liquidity and capital resources. We evaluate our results of operations with a primary focus on the ability to generate cash flow necessary to meet our objectives of funding distributions to shareholders. See Supplemental Financial Measures below for our definition of these non-GAAP measures and reconciliations to their most directly comparable GAAP measure.
Total revenues, Net income attributable to CPA®:17 — Global shareholders and Cash flow from operating activities all increased during the current year periods as compared to the same periods in 2010, primarily reflecting our investment activity during 2010 and 2011.
Our daily cash distribution for the third quarter of 2011 was $0.0017663 per share and was paid on October 14, 2011 to shareholders of record on each day during the third quarter, or $0.65 per share on an annualized basis. Our board of directors has declared that our daily cash distribution for the fourth quarter of 2011 will be $0.0017663 per share, or $0.65 per share on an annualized basis, which was unchanged from the annualized rate per share for the second quarter of 2011. The daily distributions for the fourth quarter of 2011 will be paid in aggregate on or about January 13, 2012 to shareholders of record on each day during the fourth quarter.
For the three and nine months ended September 30, 2011 as compared to the same periods in 2010, our MFFO supplemental measure increased, primarily as a result of our investment activity during 2010 and 2011.
For the nine months ended September 30, 2011 as compared to the same period in 2010, our adjusted cash flow from operating activities supplemental measure increased, primarily as a result of our investment activity during 2010 and 2011.
CPA®:17 — Global 9/30/2011 10-Q — 27

Current Trends
General Economic Environment
We are impacted by macro-economic environmental factors, the capital markets, and general conditions in the commercial real estate market, both in the U.S. and globally. During the first half of 2011 as compared to the prior year period, we saw slow improvement in the global economy following the significant distress experienced in 2008 and 2009 and, as a result, we experienced increased investment volume, as well as an improved financing and fundraising environment. During the second half of 2011, however, there has been an increase in economic uncertainty as a result of the sovereign debt crisis in Europe and the U.S. sovereign credit downgrade. As of the date of this report, the economic environment remains volatile, rendering any discussion of the future impact of these trends uncertain. Nevertheless, our views of the effects of the current financial and economic trends on our business, as well as our response to those trends, are presented below.
Foreign Exchange Rates
We have foreign investments and, as a result, are subject to risk from the effects of exchange rate movements. Our results of foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to foreign currencies. Investments denominated in the Euro accounted for approximately 36% of our annualized contractual minimum base rent at September 30, 2011. During the nine months ended September 30, 2011, the U.S. dollar weakened in relation to the Euro as evidenced by the change in the end-of-period conversion rate of the Euro, which increased by 3% to $1.3598 at September 30, 2011 from $1.3253 at December 31, 2010. This weakening had a favorable impact on our balance sheet at September 30, 2011 as compared to our balance sheet at December 31, 2010. During the nine months ended September 30, 2011, the average conversion rate for the U.S. dollar in relation to the Euro increased by 7% in comparison to the same period in 2010. This increase had a favorable impact on 2011 year-to-date results of operations compared to the prior year period. While we actively manage our foreign exchange risk, a significant unhedged decline in the value of the Euro could have a material negative impact on our net asset values, future results, financial position and cash flows.
Investor Capital Inflows
Despite sustained competition for investment dollars, capital inflows for non-listed real estate investments trusts overall reflected an increase in average monthly volume during the six months ended June 30, 2011 as compared to the prior year period. However, during the three months ended September 30, 2011, capital inflows for non-listed real estate investment trusts declined reflecting the recent economic uncertainty. For our current offering, we have made a concerted effort to diversify our distribution channels and are seeing a greater portion of our fundraising come from an expanded network of broker-dealers as a result of these efforts.
In October 2010, we filed a registration statement with the SEC for the follow-on offering of up to an additional $1.0 billion of common stock, which was declared effective by the SEC on April 7, 2011 and, as a result, our initial public offering terminated. There can be no assurance that we will sell the full number of shares registered. Through the termination of our initial public offering, we raised $163.8 million during 2011 and raised more than $1.5 billion since beginning fundraising in December 2007. From the beginning of the follow-on offering on April 7, 2011 through September 30, 2011, we raised $279.3 million.
Capital Markets
During the first half of the year, capital markets conditions exhibited some signs of post-crisis improvement, including new issuances of CMBS debt and capital inflows to both commercial real estate debt and equity markets, which helped increase the availability of mortgage financing and maintained transaction volume. However, during the third quarter of 2011, there was increased volatility in the CMBS market and a credit downgrade of U.S. Treasury debt obligations. In response, the Federal Reserve has kept interest rates low. These events have impacted commercial real estate capitalization rates, which have begun to vary greatly depending on a variety of factors including asset quality, tenant credit quality, geography and lease term.
Investment Opportunities
Our ability to complete investments fluctuates based on the pricing and availability of transactions and the pricing and availability of financing, among other factors.
We continue to see investment opportunities that we believe will allow us to enter into transactions on favorable terms. Although capitalization rates have begun to vary widely, we believe that the investment environment remains attractive. We believe that the
CPA®:17 — Global 9/30/2011 10-Q — 28

significant amount of corporate debt that remains outstanding in the marketplace, which will need to be refinanced over the next several years, will provide attractive investment opportunities for net lease investors such as ourselves. To the extent that these trends continue and we are able to achieve sufficient levels of fundraising, we believe that our investment volume will benefit. However, we continue to experience increased competition for investments, both domestically and in Europe, and further capital inflows into the marketplace could put additional pressure on the returns that we can generate from our investments and our willingness and ability to execute transactions. In addition, we expect to continue to expand our ability to source deals in other markets.
We entered into investments totaling approximately $979.3 million during the nine months ended September 30, 2011, representing an increase of $526.4 million over the prior year period, and based on current conditions we expect that we will be able to continue to take advantage of the investment opportunities we are seeing in both the U.S. and Europe through the near term. Investment volume reflects international investments of 58% (on a pro rata basis) during the nine months of 2011. While this international activity fluctuates from quarter to quarter, we currently expect that such transactions will continue to form a significant portion of our investments, although the relative portion of international investments in any given period will vary.
We calculate net operating income for each investment we make as the rent that we receive from a tenant, less debt service for any financing obtained for our investment in such property. The capitalization rate for an investment is a function of the purchase price that we are willing to pay for an investment and the risk we are willing to assume. In our target markets, we have recently seen capitalization rates in the U.S. ranging from 6.5% to 13.5% and in Europe ranging from 7.0% to 10.5%. The variability is due largely to the quality of the underlying assets, tenant credit quality, and the terms of the leases. During the nine months ended September 30, 2011, we entered into the Metro transaction for a total cost of $395.5 million, which had a capitalization rate of approximately 8.0%.
Financing Conditions
During the first half of 2011, we saw some improvement in both the credit and real estate financing markets. However, the sovereign debt issues in Europe that began in the second quarter of 2011 had the impact of increasing the cost of debt in certain international markets and made it more challenging to obtain debt for certain international deals. Additionally, during the third quarter of 2011, the U.S. sovereign credit downgrade impacted the cost and availability of domestic non-recourse mortgage financing. During the nine months ended September 30, 2011, we obtained non-recourse mortgage financing totaling $357.3 million (on a pro rata basis).
Real Estate Sector
As noted above, the commercial real estate market is impacted by a variety of macro-economic factors, including but not limited to growth in gross domestic product, unemployment, interest rates, inflation, and domestic and foreign demographics. Despite modest improvements in expectations during the first half of the year, these macro-economic factors have persisted since the beginning of the credit crisis, negatively impacting commercial real estate market fundamentals, which has resulted in higher vacancies, lower rental rates, and lower demand for vacant space. We are chiefly affected by changes in the appraised values of our properties, tenant defaults, inflation, lease expirations, and occupancy rates.
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
Despite signs of improvement in general business conditions during the first half of 2011, which had a favorable impact on the overall credit quality of our tenants, we believe that there still remain significant risks to the overall economic recovery. As of the date of this Report, we have no exposure to tenants operating under bankruptcy protection. It is possible, however, that tenants may file for bankruptcy or default on their leases in the future and that economic conditions may again deteriorate.
To mitigate credit risk, we have historically looked to invest in assets that we believe are critically important to our tenants’ operations and have attempted to diversify our portfolio by tenant, tenant industry and geography. We also monitor tenant performance through review of rent delinquencies as a precursor to a potential default, meetings with tenant management and review of tenants’ financial statements and compliance with any financial covenants. When necessary, our asset management process includes restructuring
CPA®:17 — Global 9/30/2011 10-Q — 29

transactions to meet the evolving needs of tenants, re-leasing properties, refinancing debt and selling properties, as well as protecting our rights when tenants default or enter into bankruptcy.
Inflation
Our leases generally have rent adjustments that are either fixed or based on formulas indexed to changes in the consumer price index (“CPI”) or other similar indices for the jurisdiction in which the property is located. Because these rent adjustments may be calculated based on changes in the CPI over a multi-year period, changes in inflation rates can have a delayed impact on our results of operations. While we have seen a return of moderate inflation during 2011, the historically low inflation rates in the U.S. and the Euro zone during 2009 and 2010 will limit rent increases in coming years.
Lease Expirations and Occupancy
Our leases are in their early stages, with no significant leases scheduled to expire or renew in the near term. The advisor actively manages our real estate portfolio and begins discussing options with tenants in advance of scheduled lease expirations. In certain cases, we obtain lease renewals from our tenants; however, tenants may elect to move out at the end of their term or may elect to exercise purchase options, if any, in their leases. In cases where tenants elect not to renew, we may seek replacement tenants or try to sell the property. Our investments were fully occupied at both September 30, 2011 and December 31, 2010, reflecting a portfolio of primarily new tenants.
Proposed Accounting Changes
The following proposed accounting changes may potentially impact us if the outcome has a significant influence on sale-leaseback demand in the marketplace:
The International Accounting Standards Board (“IASB”) and FASB have issued an Exposure Draft on a joint proposal that would dramatically transform lease accounting from the existing model. These changes would impact most companies but are particularly applicable to those that are significant users of real estate. The proposal outlines a completely new model for accounting by lessees, whereby their rights and obligations under all leases, existing and new, would be capitalized and recorded on the balance sheet. For some companies, the new accounting guidance may influence whether or not, or the extent to which, they may enter into the type of sale-leaseback transactions in which we specialize. The FASB and IASB met during July 2011 and voted to re-expose the proposed standard. A revised exposure draft for public comment is expected in the first quarter of 2012, with a final standard during 2012. The boards also reached decisions, which are tentative and subject to change, on a single lessor accounting model and the accounting for variable lease payments, along with several presentation and disclosure issues. As of the date of this Report, the proposed guidance has not yet been finalized, and as such we are unable to determine whether this proposal will have a material impact on our business.
The following proposed accounting change would potentially affect the way we account for a significant portion of our real estate portfolio and could create volatility in our future earnings to the extent real estate values fluctuate:
In October 2011, the FASB issued an exposure draft which proposes a new accounting standard for “investment property entities.” Currently, an entity that invests in real estate properties but is not an investment company under the definition set forth by GAAP is required to measure its real estate properties at cost. The proposed amendments would require all entities that meet the criteria to be investment property entities to follow the proposed guidance, under which investment properties acquired by an investment property entity would initially be measured at transaction price, including transaction costs, and subsequently measured at fair value with all changes in fair value recognized in net income. A detailed analysis is required to determine whether an entity is within the scope of the amendments in this proposed update. An entity in which substantially all of its business activities are investing in a real estate property or properties for total return, including an objective to realize capital appreciation (including certain real estate investment trusts and real estate funds) would be affected by the proposed amendments. The proposed amendments also would introduce additional presentation and disclosure requirements for an investment property entity. As of the date of this Report, the proposed guidance has not yet been finalized, and as such we are unable to determine whether we meet the definition of an investment property entity and if the proposal will have a material impact on our business.
Additionally, the FASB has issued an exposure draft that could impact us to the extent we deconsolidate real estate subsidiaries subject to non-recourse debt:
In July 2011, the FASB issued an exposure draft stating that an investor that consolidates a single-purpose entity that is capitalized, in whole or in part, with nonrecourse debt used to purchase real estate should apply the guidance in ASC 360-20, which provides accounting guidance for the sale of real estate other than retail land, to determine whether to derecognize real estate owned by the in-
CPA®:17 — Global 9/30/2011 10-Q — 30

substance real estate entity. This new guidance would impact the timing of our recognition of gains in the event a property is placed into receivership. Until this guidance is implemented, it is permissible to deconsolidate the entity and recognize a gain related to the excess of the carrying value of the debt over the related property based on losing control over the entity.
Results of Operations
The results of operations presented below for the nine months ended 2011 are not expected to be representative of future results because we anticipate that our asset base will increase as we continue to invest capital. As our asset base increases, we expect that property-related revenues and expenses, as well as general and administrative expenses and other revenues and expenses, will increase.
We are dependent upon proceeds received from our follow-on offering to conduct our proposed activities. The capital required to make investments will be obtained from the follow-on offering and from any mortgage indebtedness that we may incur in connection with our investment activity.
The following table presents the components of our lease revenues (in thousands):

	Nine Months Ended September 30,
	2011	2010
Rental income	$85,573	$35,407
Interest income from direct financing leases	36,319	29,592

	$121,892	$64,999

CPA®:17 — Global 9/30/2011 10-Q — 31

The following table sets forth the net lease revenues (i.e., rental income and interest income from direct financing leases) that we earned from lease obligations through our direct ownership of real estate (in thousands):

	Nine Months Ended September 30,
Lessee (Date Acquired or Placed in Service)	2011	2010
The New York Times Company (3/2009) (a)	$20,869	$19,985
General Parts Inc., Golden State Supply LLC, Straus-Frank Enterprises LLC, General Parts Distribution LLC and Worldpac Inc., collectively “CARQUEST” (12/2010)	14,428	—
Agrokor d.d. (12/2010, 4/2010) (b)	11,924	3,921
Eroski Sociedad Cooperativa (6/2010, 2/2010, 12/2009) (b)	8,223	5,705
Terminal Freezers, LLC (1/2011)	7,899	—
DTS Distribuidora de Television Digital SA (12/2010) (b)	6,966	—
LifeTime Fitness, Inc. (9/2008)	5,134	5,134
Flint River Services, LLC (11/2010)	3,805	—
Angelica Corporation (3/2010)	3,745	2,589
Frontier Spinning Mills, Inc. (12/2008) (a)	3,375	3,350
Actebis Peacock GmbH (7/2008) (a) (b)	3,190	2,945
McKesson Corporation (formerly US Oncology, Inc.) (12/2009)	3,142	3,142
JP Morgan Chase Bank, National Association and AT&T Wireless Services (5/2010)	2,950	1,456
Kronos Products, Inc. (1/2010)	2,867	2,841
Flanders Corporation (4/2011)	2,744	—
Laureate Education, Inc. (7/2008)	2,179	2,171
Sabre Communications Corporation and Cellxion, LLC (6/2010, 8/2008)	2,123	1,999
Mori Seiki USA, Inc. (12/2009)	2,108	2,108
TDG Limited (5/2010, 4/2010) (b)	2,105	1,339
Harbor Freight Tools, USA, Inc. (3/2011)	1,908	—
Berry Plastics Corporation (3/2010, 4/2011) (c)	1,849	1,035
National Express Limited (12/2009) (b)	1,565	1,428
Wagon Automotive Nagold GmbH (8/2008) (a) (b)	1,527	1,545
Other (b)	5,267	2,306

	$121,892	$64,999

(a)	These revenues are generated in consolidated ventures, generally with our affiliates, and on a combined basis, include revenues applicable to noncontrolling interests totaling $12.4 million and $11.9 million for the nine months ended September 30, 2011 and 2010, respectively.

(b)	Amounts are subject to fluctuations in foreign currency exchange rates. The average rate for the U.S. dollar in relation to the Euro during the nine months ended September 30, 2011 increased by approximately 7% in comparison to the same period in 2010, resulting in a positive impact on lease revenues for our Euro-denominated investments in the current year period.

(c)	We also own an interest in a venture with one of our affiliates that leases another property to this lessee, which we account for as an equity investment in real estate.
CPA®:17 — Global 9/30/2011 10-Q — 32

We recognize income from equity investments in real estate, of which lease revenues are a significant component. The following table sets forth the net lease revenues earned by these ventures. Amounts provided are the total amounts attributable to the ventures and do not represent our proportionate share (dollars in thousands):

	Ownership Interest	Nine Months Ended September 30,
Lessee (Date Acquired)	at September 30, 2011	2011	2010
Hellweg Die Profi-Baumarkte GmbH & Co. KG (5/2011) (a) (b)	33%	$15,648	$—
U-Haul Moving Partners, Inc. and Mercury Partners, LP (5/2011) (b)	12%	13,484	—
C1000 BV (1/2011) (a)	85%	10,946	—
Tesco plc (7/2009) (a)	49%	5,802	5,443
Berry Plastics Corporation (12/2007) (c)	50%	4,968	5,128
Eroski Sociedad Cooperativa — Mallorca (6/2010) (a)	30%	2,452	931
Dick’s Sporting Goods, Inc. (5/2011) (b)	45%	1,309	—

		$54,609	$11,502

(a)	Amounts are subject to fluctuations in foreign currency exchange rates. The average rate for the U.S. dollar in relation to the Euro during the nine months ended September 30, 2011 increased by approximately 7% in comparison to the same period in 2010, resulting in a positive impact on lease revenues for our Euro-denominated investments in the current year period.

(b)	We acquired our interest in this venture in May 2011 from CPA®:14 (Note 3).

(c)	We also consolidate a venture with one of our affiliates that leases another property to this lessee.
Lease Revenues
As of September 30, 2011, 54% of our net leases, based on annualized contractual minimum base rent, provide for adjustments based on formulas indexed to changes in the CPI, or other similar indices for the jurisdiction in which the property is located, some of which have caps and/or floors. In addition, 37% of our net leases on that same basis have fixed rent adjustments. We own international investments and, therefore, lease revenues from these investments are subject to fluctuations in exchange rate movements in foreign currencies. During the quarter ended September 30, 2011, we entered into five new leases with a total contractual annual minimum base rent of $28.7 million and a weighted-average term of 15.3 years. We had no renewals or modifications during the three months ended September 30, 2011.
For the three and nine months ended September 30, 2011 as compared to the same periods in 2010, lease revenues increased by $17.6 million and $56.9 million, respectively, primarily due to our investment activity during 2010 and 2011, which contributed revenues of $14.0 million and $48.3 million, respectively. In addition, rent increases at several properties contributed $2.0 million and $6.3 million, respectively.
Interest Income on Notes Receivable and CMBS
For the three and nine months ended September 30, 2011 as compared to the same periods in 2010, interest income on notes receivable and CMBS investments increased by $0.3 million and $3.2 million, respectively, as a result of interest income recognized during 2011 related to notes receivable acquired during the second half of 2010.
Other Real Estate Operations
Other real estate operations represent the results of operations (revenues and operating expenses) of our domestic hotel venture and 35 self-storage properties, which we acquired during the second and third quarters of 2011. Operating profit from these operations increased from $0.4 million to $2.2 million for the comparable quarter periods and from $0.6 million to $3.1 million for the comparable year-to-date periods. These increases were primarily due to the acquisition of the 35 self-storage properties during 2011.
Depreciation and Amortization
For the three and nine months ended September 30, 2011 as compared to the same periods in 2010, depreciation and amortization increased by $7.8 million and $19.3 million, respectively, as a result of investments we entered into during 2010 and 2011.
CPA®:17 — Global 9/30/2011 10-Q — 33

General and Administrative
For the three and nine months ended September 30, 2011 as compared to the same periods in 2010, general and administrative expense increased by $3.6 million and $7.2 million respectively, primarily due to increases in acquisition-related fees and expenses of $1.8 million and $4.1 million, respectively; increases in professional fees of $0.7 million and $1.3 million, respectively; and increases in management expenses of $0.4 million and $0.9 million, respectively. Acquisition-related fees and expenses incurred in the current year periods were primarily related to the acquisition of 35 self storage properties. Professional fees include legal, accounting and investor-related expenses incurred in the normal course of business. Management expenses include our reimbursements to the advisor for the allocated costs of personnel and overhead in providing management of our day-to-day operations.
Property Expenses
For the three and nine months ended September 30, 2011 as compared to the same periods in 2010, property expenses increased by $2.7 million and $8.5 million, respectively, primarily due to increases in asset management fees of $2.0 million and $5.7 million, respectively, and professional fees of $0.3 million and $1.2 million, respectively. Property expenses also increased during the nine months ended September 30, 2011 as a result of increases in reimbursable tenant costs of $1.2 million. Asset management fees increased as a result of 2010 and 2011 investment volume. Professional fees include legal and accounting expenses incurred for certain properties. Reimbursable tenant costs are recorded as both revenue and expenses and therefore have no impact on our results of operations.
Income from Equity Investments in Real Estate
Income from equity investments in real estate represents our proportionate share of net income or net loss (revenue less expenses) from investments entered into with affiliates in which we have a noncontrolling interest but over which we exercise significant influence.
For the three and nine months ended September 30, 2011 as compared to the same periods in 2010, income from equity investments in real estate increased by $0.4 million and $2.6 million, respectively, primarily due to our investments in the C1000 venture in January 2011 and the Eroski Socieded Cooperativa — Mallorca venture in June 2010, which contributed an aggregate increase to income of $0.7 million and $3.0 million, respectively. These increases in income were partially offset by net losses of $0.1 million and $0.5 million recognized during the three and nine months ended September 30, 2011, respectively, on the ventures that we purchased from CPA®:14 due to the amortization of basis differences (Note 6).
Other Income and (Expenses)
Other income and (expenses) primarily consists of gains and losses on foreign currency transactions and derivative instruments. We and certain of our foreign consolidated subsidiaries have intercompany debt and/or advances that are not denominated in the entity’s functional currency. When the intercompany debt or accrued interest thereon is remeasured against the functional currency of the entity, a gain or loss may result. For intercompany transactions that are of a long-term investment nature, the gain or loss is recognized as a cumulative translation adjustment in OCI. We also recognize gains or losses on foreign currency transactions when we repatriate cash from our foreign investments. In addition, we have certain derivative instruments, including common stock warrants and foreign currency contracts that are not designated as hedging, for which realized and unrealized gains and losses are included in earnings. The timing and amount of such gains and losses cannot always be estimated and are subject to fluctuation.
For the three and nine months ended September 30, 2011 as compared to the same periods in 2010, other income increased by $1.7 million and $1.8 million, respectively, primarily due to increases in net realized and unrealized gains on foreign currency transactions of $1.0 million during each of the current year periods as a result of changes in the exchange rate of the foreign currencies and an unrealized gain of $0.9 million recognized during each of the current year periods on foreign currency derivative contracts.
Interest Expense
For the three and nine months ended September 30, 2011 as compared to the same periods in 2010, interest expense increased by $5.2 million and $16.3 million, respectively, primarily as a result of mortgage financing obtained and assumed in connection with our investment activity during 2011 and 2010.
CPA®:17 — Global 9/30/2011 10-Q — 34

Provision for Income Taxes
For the three and nine months ended September 30, 2011 as compared to the same periods in 2010, provision for income taxes increased by $0.8 million and $1.4 million, respectively, primarily due to increases in foreign taxes incurred on new international investments.
Net Income Attributable to CPA®:17 — Global Shareholders
For the three and nine months ended September 30, 2011 as compared to the same periods in 2010, the resulting net income attributable to CPA®:17 — Global shareholders increased by $1.6 and $14.1 million, respectively.
Modified Funds from Operations (MFFO)
MFFO is a non-GAAP measure that we use to evaluate our business. For a definition of MFFO and reconciliation to net income attributable to CPA®:17 — Global shareholders, see Supplemental Financial Measures below. For the three and nine months ended September 30, 2011 as compared to the same periods in 2010, MFFO increased by $11.5 million and $38.0 million, respectively, primarily as a result of our recent investment activity.
Financial Condition
Sources and Uses of Cash During the Period
Our initial public offering terminated on April 7, 2011, the date which the registration statement for our follow-on offering was declared effective by the SEC. We expect to continue to invest the proceeds of our offerings in a diversified portfolio of income-producing commercial properties and other real estate related assets. We use the cash flow generated from our investments to meet our operating expenses, fund distributions to shareholders and service debt. Our cash flows fluctuate period to period due to a number of factors, which may include, among other things, the timing of purchases and sales of real estate, the timing of the receipt of the proceeds from and the repayment of non-recourse mortgage loans and receipt of lease revenues, the advisor’s annual election to receive fees in restricted shares of our common stock or cash, changes in foreign currency exchange rates and the timing and characterization of distributions received from equity investments in real estate. Despite this fluctuation, we believe our net leases and other real estate related assets will generate sufficient cash from operations and from equity distributions in excess of equity income in real estate to meet our short-term and long-term liquidity needs. However, until we have fully invested the proceeds of our offerings, we have used, and expect in the future to use a portion of the offering proceeds to fund our operating activities and distributions to shareholders (see Financing Activities below). We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the period are described below.
Operating Activities
During the nine months ended September 30, 2011, we used cash flows provided by operating activities of $71.2 million to fund cash distributions to shareholders of $37.0 million, excluding $35.6 million in dividends that were reinvested by shareholders through our distribution reinvestment and share purchase plan, and to pay distributions of $17.1 million to affiliates that hold noncontrolling interests in various entities with us. We also used cash distributions received from equity investments in real estate in excess of equity income of $90.0 million to fund these payments. For 2011, the advisor elected to continue to receive its asset management fees in restricted shares of our common stock, and as a result, we paid asset management fees of $7.5 million through the issuance of restricted stock rather than in cash.
Investing Activities
Our investing activities are generally comprised of real estate-related transactions (purchases and sales), payment of deferred acquisition fees to the advisor and capitalized property-related costs. During the nine months ended September 30, 2011, we used $549.2 million to acquire ten consolidated investments, including $164.2 million for the Metro transaction and $128.4 million for the acquisition of the 35 self-storage properties, and to fund construction costs on several build-to suit projects. In addition, we made contributions of $228.1 million to unconsolidated ventures, including $172.4 million related to our equity investment in properties leased to C1000 and $55.7 million to acquire interests in three ventures from CPA®:14. We also used $30.0 million to provide financing for a property developer. We received $49.6 million in proceeds from the full repayment of our participation in the limited-recourse mortgage loan related to our New York Times venture in connection with the refinancing of the loan, $90.0 million in distributions from our equity investments in real estate in excess of cumulative equity income and proceeds of $19.8 million from the sale of two Canadian properties previously leased to CARQUEST. We placed $166.7 million in escrow for future investments, of
CPA®:17 — Global 9/30/2011 10-Q — 35

which the full amount was released in the same period for the Metro transaction. Funds totaling $24.4 million and $15.4 million, respectively, were invested in and released from lender-held investment accounts. We paid foreign value added taxes, or VAT, totaling $3.5 million during the nine months ended September 30, 2011 in connection with several international investments and recovered $29.3 million of foreign VAT during the period, including amounts paid in prior years. Payments of deferred acquisition fees to the advisor totaled $11.1 million.
Financing Activities
As noted above, during the nine months ended September 30, 2011, we paid distributions to shareholders and to affiliates that hold noncontrolling interests in various entities with us. We also made scheduled mortgage principal installments of $10.4 million. We received $435.0 million in net proceeds from our initial and follow-on public offerings and $213.9 million in proceeds from mortgage financings related to 2011 and 2010 investment activity. In connection with our financing activities, we paid mortgage financing costs of $4.5 million. In February 2011, we borrowed $90.0 million from the advisor to fund the C1000 venture acquisition and repaid this amount in full in April 2011. Funds totaling $6.5 million and $17.9 million, respectively, were released from and placed into lender-held escrow accounts for mortgage-related payments.
Our objectives are to generate sufficient cash flow over time to provide shareholders with increasing distributions and to seek investments with potential for capital appreciation throughout varying economic cycles. During the nine months ended September 30, 2011, we have declared distributions to shareholders totaling $81.0 million, which were comprised of cash distributions of $41.5 million and $39.5 million of distributions reinvested by shareholders. We have funded $72.1 million, or 89%, of these distributions from adjusted cash flow from operating activities with the remainder being funded from proceeds of our public offerings. In determining our distribution policy during the periods we are raising funds and investing capital, we place primary emphasis on projections of cash flow from operations, together with equity distributions in excess of equity income in real estate, from our investments, rather than on historical results of operations (though these and other factors may be a part of our consideration). In setting a distribution rate, we thus focus primarily on expected returns from those investments we have already made, as well as our anticipated rate of future investment, to assess the sustainability of a particular distribution rate over time.
We maintain a quarterly redemption plan pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from shareholders seeking liquidity. For the nine months ended September 30, 2011, we received requests to redeem 666,514 shares of our common stock pursuant to our redemption plan, of which 443,499 shares were redeemed during the nine months ended September 30, 2011, with the remainder redeemed in the fourth quarter of 2011. We used $4.2 million to fulfill the shares redeemed during the nine months ended September 30, 2011 at a price per share of $9.30. We funded share redemptions during the nine months ended September 30, 2011 from the proceeds of the sale of shares of our common stock pursuant to our distribution reinvestment and stock purchase plan.
Liquidity is affected adversely by unanticipated costs, lower-than-anticipated fundraising and greater-than-anticipated operating expenses. To the extent that our cash reserves are insufficient to satisfy our cash requirements, additional funds may be provided from cash generated from operations or through short-term borrowings. In addition, we may incur indebtedness in connection with the acquisition of any property, refinancing the debt thereon, arranging for the leveraging of any previously unfinanced property, or reinvesting the proceeds from financings or refinancings of additional properties.
Adjusted Cash Flow from Operating Activities
Adjusted cash flow from operating activities is a non-GAAP measure that we use to evaluate our business. For a definition of adjusted cash flow from operating activities and reconciliation to cash flow from operating activities, see Supplemental Financial Measures below.
Our adjusted cash flow from operating activities for the nine months ended September 30, 2011 and 2010 was $72.1 million and $34.7 million, respectively. This increase was primarily due to increases in property-level cash flow generated from our investment activity during 2010 and 2011.
CPA®:17 — Global 9/30/2011 10-Q — 36

Summary of Financing
The table below summarizes our non-recourse and limited recourse debt (dollars in thousands):

	September 30, 2011	December 31, 2010
Balance
Fixed rate	$721,330	$516,103
Variable rate (a)	392,483	151,375

Total	$1,113,813	$667,478

Percent of total debt
Fixed rate	65%	77%
Variable rate (a)	35%	23%

	100%	100%

Weighted-average interest rate at end of period
Fixed rate	6.1%	6.2%
Variable rate (a)	4.0%	5.4%

(a)	Variable-rate debt at September 30, 2011 consisted of (i) $262.0 million that was effectively converted to fixed-rate debt through interest rate swap derivative instruments, (ii) $123.6 million that was subject to an interest rate cap, but for which the applicable interest rate was below the effective interest rate of the cap at September 30, 2011, and (iii) $6.9 million in mortgage loan obligations that bore interest at fixed rates but have interest rate reset features that may change the interest rates to then-prevailing market fixed rates at certain points during their term.
Cash Resources
At September 30, 2011, our cash resources consisted of cash and cash equivalents totaling $146.8 million. Of this amount, $38.5 million, at then-current exchange rates, was held in foreign subsidiaries, but we could be subject to restrictions or significant costs should we decide to repatriate these amounts. We also had unleveraged properties that had an aggregate carrying value of $308.8 million at September 30, 2011, although there can be no assurance that we would be able to obtain financing for these properties. In April 2011, the SEC declared our registration statement effective for a continuous public offering of up to $1.0 billion of common stock. Our cash resources may be used for future investments, working capital needs and other commitments.
Cash Requirements
During the next 12 months, we expect that cash payments will include paying distributions to our shareholders and to our affiliates who hold noncontrolling interests in entities we control, making scheduled mortgage loan principal payments (neither we nor our venture partners have any balloon payments on our mortgage loan obligations until the fourth quarter of 2012), reimbursing the advisor for costs incurred on our behalf and paying normal recurring operating expenses. We expect to continue to use funds raised from our initial public offering and follow-on offering to invest in new properties.
CPA®:17 — Global 9/30/2011 10-Q — 37

Off-Balance Sheet Arrangements and Contractual Obligations
The table below summarizes our debt, off-balance sheet arrangements and other contractual obligations at September 30, 2011 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Non-recourse and limited-recourse debt — principal (a)	$1,114,722	$16,298	$42,202	$349,254	$706,968
Deferred acquisition fees	24,858	10,857	14,001	—	—
Interest on borrowings and deferred acquisition fees	412,522	57,769	115,815	109,537	129,401
Subordinated disposition fees (b)	202	—	—	—	202
Build-to-suit commitment and other capital commitments (c)	27,222	27,222	—	—	—
Lending commitment (d)	32,581	—	32,581	—	—
Operating and other lease commitments (e)	2,989	568	1,133	1,111	177

	$1,615,096	$112,714	$205,732	$459,902	$836,748

(a)	Excludes $0.9 million of unamortized discount on two notes, which is included in Non-recourse and limited recourse debt at September 30, 2011.

(b)	Payable to the advisor, subject to meeting contingencies, in connection with any liquidity event. There can be no assurance that any liquidity event will be achieved in this time frame.

(c)	Represents remaining build-to-suit commitments on eight projects. As of September 30, 2011, total estimated construction costs for these projects were projected to be $66.2 million in the aggregate, of which $39.0 million had been funded at that date.

(d)	Represents unfunded amount on a commitment to provide a loan to a developer of a domestic build-to-suit project. As of September 30, 2011, the total commitment for the loan was for up to $85.6 million, of which $53.0 million had been funded at that date.

(e)	Operating and other lease commitments consist of our share of future minimum rents payable under an office cost-sharing agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities as well as future minimum rents payable under a lease executed in June 2010 (denominated in British Pound Sterling) in conjunction with an investment in the United Kingdom. Amounts under the cost-sharing agreement are allocated among the entities based on gross revenues and are adjusted quarterly. We anticipate that our share of future minimum lease payments will increase as we continue to invest the proceeds of our public offerings.
Amounts in the table above related to our foreign operations are based on the exchange rate of the local currencies at September 30, 2011, which consisted primarily of the Euro. At September 30, 2011, we had no material capital lease obligations for which we were the lessee, either individually or in the aggregate.
CPA®:17 — Global 9/30/2011 10-Q — 38

Equity Method Investments
We have investments in unconsolidated ventures that own single-tenant properties net leased to corporations. Generally, the underlying investments are jointly-owned with our affiliates. Summarized financial information for these ventures and our ownership interest in the ventures at September 30, 2011 is presented below. Summarized financial information provided represents the total amounts attributable to the ventures and does not represent our proportionate share (dollars in thousands):

	Ownership Interest		Total Third-
Lessee	at September 30, 2011	Total Assets	Party Debt	Maturity Date
C1000 BV (a)	85%	$207,126	$95,866	3/2013
U-Haul Moving Partners, Inc. and Mercury Partners, LP (b)	12%	282,132	156,914	5/2014
Tesco plc (a)	49%	89,466	46,097	6/2016
Hellweg Die Profi-Baumarkte GmbH & Co. KG (a) (b)	33%	457,684	376,526	4/2017
Berry Plastics Corporation	50%	77,174	28,178	6/2020
Dick’s Sporting Goods, Inc. (b)	45%	26,664	21,605	1/2022
Eroski Sociedad Cooperativa — Mallorca (a)	30%	31,610	—	N/A

		$1,171,856	$725,186

(a)	Dollar amounts shown are based on the exchange rate of the Euro at September 30, 2011.

(b)	We acquired our interest in this venture from CPA®:14 in May 2011 (Note 3).
Environmental Obligations
In connection with the purchase of many of our properties, we required the sellers to perform environmental reviews. We believe, based on the results of these reviews, that our properties were in substantial compliance with Federal, state, and foreign environmental statutes at the time the properties were acquired. However, portions of certain properties have been subject to some degree of contamination, principally in connection with leakage from underground storage tanks, surface spills or other on-site activities. In most instances where contamination has been identified, tenants are actively engaged in the remediation process and addressing identified conditions. Tenants are generally subject to environmental statutes and regulations regarding the discharge of hazardous materials and any related remediation obligations. In addition, our leases generally require tenants to indemnify us from all liabilities and losses related to the leased properties and the provisions of such indemnifications specifically address environmental matters. The leases generally include provisions that allow for periodic environmental assessments, paid for by the tenant, and allow us to extend leases until such time as a tenant has satisfied its environmental obligations. Certain of our leases allow us to require financial assurances from tenants, such as performance bonds or letters of credit, if the costs of remediating environmental conditions are, in our estimation, in excess of specified amounts. Accordingly, we believe that the ultimate resolution of environmental matters should not have a material adverse effect on our financial condition, liquidity or results of operations.
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
Funds from Operations (“FFO”) and Modified Funds from Operations (“MFFO”)
Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts, Inc., or NAREIT, an industry trade group, has promulgated a measure known as funds from operations, or FFO, which we believe to be an appropriate supplemental measure to reflect the operating performance of a real estate investment trust, or REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to nor a substitute for net income or loss as determined under GAAP.
CPA®:17 — Global 9/30/2011 10-Q — 39

We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004, or the White Paper. The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property but including asset impairment writedowns, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO. Our FFO calculation complies with NAREIT’s policy described above.
The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances and/or is requested or required by lessees for operational purposes in order to maintain the value disclosed. We believe that, since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative. Historical accounting for real estate involves the use of GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP. Nevertheless, we believe that the use of FFO, which excludes the impact of real estate related depreciation and amortization, provides a more complete understanding of our performance to investors and to management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. However, FFO and MFFO, as described below, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating the operating performance of the company. The method utilized to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP FFO and MFFO measures and the adjustments to GAAP in calculating FFO and MFFO.
Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) were put into effect in 2009. These other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses for all industries as items that are expensed under GAAP, that are typically accounted for as operating expenses. Management believes these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. While other start-up entities may also experience significant acquisition activity during their initial years, we believe that non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after acquisition activity ceases. As disclosed in the prospectus for our follow-on offering dated April 7, 2011 (the “Prospectus”), we intend to begin the process of achieving a liquidity event (i.e., listing of our common stock on a national exchange, a merger or sale of our assets or another similar transaction) within eight to 12 years following the investment of substantially all of the net proceeds from our initial public offering, which was terminated in April 2011. Thus, we do not intend to continuously purchase assets and intend to have a limited life. Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association (“IPA”), an industry trade group, has standardized a measure known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring properties and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our offering has been completed and once all of our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance after our offering and most of our acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. Investors are cautioned that MFFO should only be used to assess the sustainability of a company’s operating performance after a company’s offering has been completed and properties have been acquired, as it excludes acquisition costs that have a negative effect on a company’s operating performance during the periods in which properties are acquired.
CPA®:17 — Global 9/30/2011 10-Q — 40

We define MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations, or the Practice Guideline, issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of GAAP net income: acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above and below market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; nonrecurring impairments of real estate-related investments (i.e., infrequent or unusual, not reasonably likely to recur in the ordinary course of business); mark-to-market adjustments included in net income; nonrecurring gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, nonrecurring unrealized gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized. While we are responsible for managing interest rate, hedge and foreign exchange risk, we retain an outside consultant to review all our hedging agreements. Inasmuch as interest rate hedges are not a fundamental part of our operations, we believe it is appropriate to exclude such infrequent gains and losses in calculating MFFO, as such gains and losses are not reflective of on-going operations.
Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition-related expenses, amortization of above- and below-market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to noncontrolling interests. Under GAAP, acquisition fees and expenses are characterized as operating expenses in determining operating net income. These expenses are paid in cash by a company. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by the company, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, we view fair value adjustments of derivatives, impairment charges and gains and losses from dispositions of assets as infrequent items or items which are unrealized and may not ultimately be realized, and which are not reflective of on-going operations and are therefore typically adjusted for assessing operating performance. In particular, we believe it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions which can change over time. An asset will only be evaluated for impairment if certain impairment indications exist and if the carrying, or book value, exceeds the total estimated undiscounted future cash flows (including net rental and lease revenues, net proceeds on the sale of the property, and any other ancillary cash flows at a property or group level under GAAP) from such asset. Investors should note, however, that determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property, including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of MFFO as described above, investors are cautioned that, due to the fact that impairments are based on estimated future undiscounted cash flows and the relatively limited term of our operations, it could be difficult to recover any impairment charges.
Our management uses MFFO and the adjustments used to calculate it in order to evaluate our performance against other non-listed REITs which have limited lives with short and defined acquisition periods and targeted exit strategies shortly thereafter. As noted above, MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate in this manner. We believe that our use of MFFO and the adjustments used to calculate it allow us to present our performance in a manner that reflects certain characteristics that are unique to non-listed REITs, such as their limited life, limited and defined acquisition period and targeted exit strategy, and hence that the use of such measures is useful to investors. For example, acquisition costs are generally funded from the proceeds of our offering and other financing sources and not from operations. By excluding expensed acquisition costs, the use of MFFO provides information consistent with management’s analysis of the operating performance of the properties. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such changes that may reflect anticipated and unrealized gains or losses, we believe MFFO provides useful supplemental information.
Presentation of this information is intended to provide useful information to investors as they compare the operating performance of different REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way, so comparisons with other
CPA®:17 — Global 9/30/2011 10-Q — 41

REITs may not be meaningful. Furthermore, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with other GAAP measurements as an indication of our performance.
MFFO has limitations as a performance measure in an offering such as ours, where the price of a share of common stock is a stated value and there is no net asset value determination during the offering stage and for a period thereafter. MFFO is useful in assisting management and investors in assessing the sustainability of operating performance in future operating periods, and in particular, after the offering and acquisition stages are complete and net asset value is disclosed. MFFO is not a useful measure in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining MFFO.
Neither the SEC, NAREIT nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, the SEC, NAREIT or another regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry and we would have to adjust our calculation and characterization of FFO or MFFO accordingly.
FFO and MFFO for all periods presented are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income attributable to CPA®:17 — Global shareholders	$10,304	$8,713	$35,582	$21,491
Adjustments:
Depreciation and amortization of real property	11,367	3,721	28,197	9,309
Gain on sale of real estate, net	—	(109)	(787)	(109)
Proportionate share of adjustments to equity in net income of partially-owned entities to arrive at FFO:
Depreciation and amortization of real property	4,476	783	9,740	2,330
Loss on sale of real estate, net	3	—	—	38
Proportionate share of adjustments for noncontrolling interests to arrive at FFO	(164)	(113)	(490)	(422)

Total adjustments	15,682	4,282	36,660	11,146

FFO — as defined by NAREIT (a)	25,986	12,995	72,242	32,637

Adjustments:
Other depreciation, amortization and non-cash charges	(1,069)	14	(624)	98
Straight-line and other rent adjustments (b)	(3,410)	(1,271)	(9,537)	(3,895)
Acquisition expenses (c)	2,346	379	6,374	1,570
Above (below)-market rent intangible lease amortization, net (d)	461	241	1,408	849
Amortization of premiums on debt investments, net	37	37	111	93
Realized gains on foreign currency, derivatives and other	(1,032)	(497)	(1,620)	(751)
Proportionate share of adjustments to equity in net income of partially-owned entities to arrive at MFFO:
Other depreciation, amortization and non-cash charges	—	(21)	1	(21)
Straight-line and other rent adjustments (b)	(55)	(117)	(239)	(249)
Acquisition expenses (c)	64	1	170	1
Above (below)-market rent intangible lease amortization, net (d)	(4)	(2)	8	(21)
Realized losses (gains) on foreign currency, derivatives and other	1	1	(4)	1
Proportionate share of adjustments for noncontrolling interests to arrive at MFFO	149	235	771	737

Total adjustments	(2,512)	(1,000)	(3,181)	(1,588)

MFFO	$23,474	$11,995	$69,061	$31,049

Distributions declared for the applicable period (e)	$29,918	$18,847	$81,050	$49,263

CPA®:17 — Global 9/30/2011 10-Q — 42

(a)	The SEC Staff has recently stated that they take no position on the inclusion or exclusion of impairment write-downs in arriving at FFO. Since 2003, NAREIT has taken the position that the exclusion of impairment charges is consistent with its definition of FFO. Accordingly, in future presentations we will revise our computation of FFO to exclude impairment charges, if any, in arriving at FFO.

(b)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), management believes that MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, provides insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

(c)	In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to shareholders, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property.

(d)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.

(e)	Distribution data is presented for comparability; however, management utilizes our Adjusted Cash Flow from Operating Activities measure to analyze our dividend coverage. See below for a discussion of the source of these distributions.
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
CPA®:17 — Global 9/30/2011 10-Q — 43

Adjusted cash flow from operating activities for all periods presented is as follows (in thousands):

	Nine Months Ended September 30,
	2011	2010
Cash flow provided by operating activities	$71,237	$45,627
Adjustments:
Distributions received from equity investments in real estate in excess of equity income, net	11,743	1,650
Distributions paid to noncontrolling interests, net	(14,040)	(9,402)
Changes in working capital	3,197	(3,196)

Adjusted cash flow from operating activities (a)	$72,137	$34,679

Distributions declared (b)	$81,050	$49,263

(a)	During the first quarter of 2011, we made an adjustment to exclude the impact of escrow funds from Adjusted cash flow from operating activities as, more often than not, these funds represent investing and/or financing activities. Adjusted cash flow from operating activities for the nine months ended September 30, 2010 has been adjusted to reflect this reclassification.

(b)	During the nine months ended September 30, 2011 and 2010, 89% and 70%, respectively, of distributions were sourced from Adjusted cash flow from operating activities, with the remainder sourced from offering proceeds. From inception through September 30, 2011, cumulative distributions of $195.9 million, including cash distributions of $99.4 million, were sourced 74% from Adjusted cash flow from operating activities, with the remainder sourced from offering proceeds.
While we believe that Adjusted cash flow from operating activities is an important supplemental measure, it should not be considered an alternative to cash flow from operating activities as a measure of liquidity. This non-GAAP measure should be used in conjunction with cash flow from operating activities as defined by GAAP. Adjusted cash flow from operating activities, or similarly titled measures disclosed by other REITs, may not be comparable to our Adjusted cash flow from operating activities measure.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market Risk
Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates and equity prices. The primary risks to which we are exposed are interest rate risk and foreign currency exchange risk. We are also exposed to market risk as a result of concentrations in certain tenant industries. We regularly monitor our portfolio to assess potential concentrations of market risk as we make additional investments. As we invest the proceeds of our initial public offering and follow-on offering, we will seek to ensure that our portfolio is reasonably well diversified and does not contain any unusual concentration of market risks.
Generally, we do not use derivative instruments to manage foreign currency exchange rate exposure and do not use derivative instruments to hedge credit/market risks or for speculative purposes. However, from time to time, we may enter into foreign currency derivative contracts to hedge our foreign currency cash flow exposures.
Interest Rate Risk
The value of our real estate, related fixed-rate debt obligations and notes receivable is subject to fluctuations based on changes in interest rates. The value of our real estate is also subject to fluctuations based on local and regional economic conditions and changes in the creditworthiness of lessees, all of which may affect our ability to refinance property-level mortgage debt when balloon payments are scheduled. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions, and other factors beyond our control. An increase in interest rates would likely cause the value of our owned assets to decrease. Increases in interest rates may also have an impact on the credit profile of certain tenants.
We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain non-recourse mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our venture partners may obtain variable-rate non-recourse mortgage loans and, as a result, may enter into interest rate swap agreements or interest rate cap agreements with lenders that effectively convert the variable-rate debt service obligations of the loan to a fixed rate. Interest rate swaps are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flows over a
CPA®:17 — Global 9/30/2011 10-Q — 44

specific period, and interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments designated as cash flow hedges on the forecasted interest payments on the debt obligation. The notional, or face, amount on which the swaps or caps are based is not exchanged. Our objective in using these derivatives is to limit our exposure to interest rate movements. At September 30, 2011, we estimate that the net fair value of our interest rate cap and interest rate swaps, which are included in Other assets, net and Accounts payable, accrued expenses and other liabilities, respectively, in the consolidated financial statements, was in a net liability position of $4.9 million (Note 8).
At September 30, 2011, all of our debt either bore interest at fixed rates, was swapped to a fixed rate, was subject to an interest rate cap, or bore interest at fixed rates that were scheduled to convert to then-prevailing market fixed rates at certain points during their term. The estimated fair value of these instruments is affected by changes in market interest rates. The annual interest rates on our fixed-rate debt at September 30, 2011 ranged from 3.6% to 6.6%. The annual interest rates on our variable-rate debt at September 30, 2011 ranged from 2.8% to 6.6%. Our debt obligations are more fully described under Financial Condition in Item 2 above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at September 30, 2011 (in thousands):

	2011	2012	2013	2014	2015	Thereafter	Total	Fair value
Fixed rate debt	$2,595	$16,770	$14,034	$17,907	$59,682	$610,342	$721,330	$718,832
Variable rate debt	$1,059	$4,382	$4,509	$4,622	$4,739	$373,172	$392,483	$392,463
A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at September 30, 2011 by an aggregate increase of $56.1 million or an aggregate decrease of $53.0 million, respectively.
As more fully described under Financial Condition — Summary of Financing in Item 2 above, a portion of the debt classified as variable-rate debt in the table above bore interest at fixed rates at September 30, 2011 but has interest rate reset features that will change the fixed interest rates to then-prevailing market fixed rates at certain points during their term. This debt is generally not subject to short-term fluctuations in interest rates.
Foreign Currency Exchange Rate Risk
We own international investments in Europe, and as a result are subject to risk from the effects of exchange rate movements in the Euro and, to a lesser extent, the British Pound Sterling, which may affect future costs and cash flows. Although all of our foreign investments through the third quarter of 2011 were conducted in these currencies, we are likely to conduct business in other currencies in the future as we seek to invest funds from our offering internationally. We manage foreign currency exchange rate movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the same currency. This reduces our overall exposure to the actual equity that we have invested and the equity portion of our cash flow. In addition, we may use currency hedging to further reduce the exposure to own equity cash flow. We are generally a net receiver of these currencies (we receive more cash than we pay out), and therefore our foreign operations benefit from a weaker U.S. dollar, and are adversely affected by a stronger U.S. dollar, relative to the foreign currency.
We recognized net unrealized and realized foreign currency transaction losses of $0.1 million and gains of $1.6 million, respectively, for the nine months ended September 30, 2011. These gains and losses are included in Other income and (expenses) in the consolidated financial statements and were primarily due to changes in the value of the foreign currency on accrued interest receivable on notes receivable from consolidated subsidiaries.
We enter into foreign currency forward contracts, collars, and put options to hedge certain of our foreign currency cash flow exposures. A foreign currency forward contract is a commitment to deliver a certain amount of currency at a certain price on a specific date in the future. A foreign currency collar consists of a purchased call option to buy and a written put option to sell the foreign currency. A foreign currency put option is the right to sell the currency at a predetermined price. By entering into forward contracts, we are locked into a future currency exchange rate for the term of the contract. A foreign currency collar guarantees that the exchange rate of the currency will not fluctuate beyond the range of the options’ strike prices. Protective put options limit our exposure to the movement in foreign currency exchange rates below a strike price. The total estimated fair value of these instruments, which is included in Other assets, net, and Accounts payable, accrued expenses and other liabilities, was $7.3 million at September 30, 2011.
Other
We own stock warrants that were granted to us by lessees in connection with structuring initial lease transactions and are defined as derivative instruments because they are readily convertible to cash or provide for net settlement upon conversion. Changes in the fair
CPA®:17 — Global 9/30/2011 10-Q — 45

value of these derivative instruments are determined using an option pricing model and are recognized currently in earnings as gains or losses. At September 30, 2011, warrants issued to us were classified as derivative instruments and had an aggregate estimated fair value of $1.4 million, which is included in Other assets, net within the consolidated financial statements.
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
Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures at September 30, 2011, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of September 30, 2011 at a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
For the three months ended September 30, 2011, we issued 220,160 restricted shares of our common stock to the advisor as consideration for asset management fees. These shares were issued at $10.00 per share, which represents our follow-on offering price. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(2) of the Securities Act, the shares issued were deemed to be exempt from registration. In acquiring our shares, the advisor represented that such interests were being acquired by it for the purpose of investment and not with a view to the distribution thereof.
Issuer Purchases of Equity Securities
During the third quarter of 2011, we received requests to redeem 223,015 shares of our common stock, which were redeemed in the fourth quarter of 2011.
CPA®:17 — Global 9/30/2011 10-Q — 46

Item 6. Exhibits
The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Corporate Property Associates 17 — Global Incorporated’s Quarterly Report on Form 10-Q for the quarter ended at September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at at September 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2011, and 2010, (iii) Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended September 30, 2011 and 2010, (iv) Consolidated Statements of Equity for the nine months ended September 30, 2011 and the year ended December 31, 2010, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011, and 2010, and (vi) Notes to Consolidated Financial Statements.*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
CPA®:17 — Global 9/30/2011 10-Q — 47

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Corporate Property Associates 17 — Global Incorporated
Date: November 10, 2011	By:	/s/ Mark J. DeCesaris
Mark J. DeCesaris
Chief Financial Officer (Principal Financial Officer)

Date: November 10, 2011	By:	/s/ Thomas J. Ridings, Jr.
Thomas J. Ridings, Jr.
Chief Accounting Officer (Principal Accounting Officer)

CPA®:17 — Global 9/30/2011 10-Q — 48

EXHIBIT INDEX
The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Corporate Property Associates 17 — Global Incorporated’s Quarterly Report on Form 10-Q for the quarter ended at September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at at September 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2011, and 2010, (iii) Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended September 30, 2011 and 2010, (iv) Consolidated Statements of Equity for the nine months ended September 30, 2011 and the year ended December 31, 2010, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011, and 2010, and (vi) Notes to Consolidated Financial Statements.*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.