Form 10-K
period 2011-12-31
Corporate Property Associates 17 - Global INC
filed 2012-03-22
CIK 1390213

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

Registrant has no active market for its common stock. Non-affiliates held 175,703,375 shares of common stock at June 30, 2011.

At March 15, 2012, there were 222,353,028 shares of common stock of registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant incorporates by reference its definitive Proxy Statement with respect to its 2012 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of its fiscal year, into Part III of this Annual Report on Form 10-K.

SIGNATURES	108

Forward-Looking Statements

This Annual Report on Form 10-K (the “Report”), including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties and other factors that may materially affect our future results, performance, achievements or transactions. Information on factors which could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the Securities and Exchange Commission (the “SEC”), including but not limited to those described below in Item 1A. Risk Factors of this Report. We do not undertake to revise or update any forward-looking statements.

CPA®:17 – Global 2011 10-K — 1

PART I

Item 1. Business.

(a) General Development of Business

Overview

Corporate Property Associates 17 – Global Incorporated (“CPA®:17 – Global” and, together with its consolidated subsidiaries, “we”, “us” or “our”) is a publicly owned, non-listed real estate investment trust (“REIT”) and was formed as a Maryland corporation in February 2007 for the purpose of investing in a diversified portfolio of income-producing commercial properties and other real estate related assets, both domestically and outside the United States (“U.S.”). As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions and other factors. We conduct substantially all of our investment activities and own all of our assets through CPA®:17 Limited Partnership, our operating partnership. We are a general partner and a limited partner and own a 99.985% capital interest in the operating partnership. W. P. Carey Holdings, LLC (“Carey Holdings”), an indirect subsidiary of W. P. Carey & Co. LLC (“WPC”), holds a special general partner interest in the operating partnership.

Our core investment strategy is to acquire, own and manage a portfolio of commercial properties leased to a diversified group of companies on a single tenant net lease basis. Our net leases generally require the tenant to pay substantially all of the costs associated with operating and maintaining the property, such as maintenance, insurance, taxes, structural repairs and other operating expenses. Leases of this type are referred to as triple-net leases. We generally seek to include in our leases:

•

clauses providing for mandated rent increases or periodic rent increases over the term of the lease tied to increases in the Consumer Price Index (“CPI”) or other similar index for the jurisdiction in which the property is located or, when appropriate, increases tied to the volume of sales at the property;

•	indemnification for environmental and other liabilities;
•	operational or financial covenants of the tenant; and
•	guarantees of lease obligations from parent companies or letters of credit.

We are managed by WPC through certain of its subsidiaries (collectively, the “advisor”). WPC is a publicly-traded company listed on the New York Stock Exchange under the symbol “WPC.” Pursuant to an advisory agreement, the advisor provides both strategic and day-to-day management services for us, including capital funding services, investment research and analysis, investment financing and other investment related services, asset management, disposition of assets, investor relations and administrative services. The advisor also provides office space and other facilities for us. We pay asset management fees and certain transactional fees to the advisor and also reimburse the advisor for certain expenses incurred in providing services to us, including broker-dealer commissions the advisor pays on our behalf, marketing costs and those fees associated with personnel provided for administration of our operations. The agreement that is currently in place is scheduled to expire on the earlier of September 30, 2012 or the closing of the proposed merger between our advisor and Corporate Property Associates 15 Incorporated (“CPA®:15”) , which was announced on February 21, 2012. The advisor also currently serves in this capacity for other REITs that it formed under the Corporate Property Associates brand: CPA®:15 and Corporate Property Associates 16 – Global Incorporated (“CPA®:16 – Global”), and served in this capacity for Corporate Property Associates 14 Incorporated (“CPA®:14”) until it merged with and into a subsidiary of CPA®:16 – Global in May 2011 (the “CPA®:14/16 Merger”), collectively, including us, the “CPA® REITs.”

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

In October 2010, we filed a registration statement on Form S-11 (File No. 333-170225) with the SEC for a continuous public offering of up to $1.0 billion of common stock, which was declared effective by the SEC on April 7, 2011, terminating our initial public offering. The registration statement also covers the offering of up to 50,000,000 shares of common stock at $9.50 pursuant to our distribution reinvestment and stock purchase plan. We refer to the continuous public offering as the “follow-on offering,” which commenced on April 7, 2011.

CPA®:17 – Global 2011 10-K — 2

In November 2007, our articles of incorporation were amended to increase the number of shares authorized to 450,000,000 consisting of 400,000,000 shares of common stock, $0.001 par value per share and 50,000,000 shares of preferred stock, $0.001 par value per share.

Our principal executive offices are located at 50 Rockefeller Plaza, New York, NY 10020 and our telephone number is (212) 492-1100. We have no employees. At December 31, 2011, the advisor employed 212 individuals who are available to perform services for us.

Significant Development During 2012

Changes in Management — On January 2, 2012, our Chairman, Wm. Polk Carey, passed away. As of the date of this Report, our board of directors has nominated Trevor P. Bond, our chief executive officer, to be elected as a director at our 2012 annual shareholders meeting.

Significant Developments During 2011

Acquisition Activity — During 2011, we entered into investments at a total cost of approximately $1.1 billion, including $395.5 million to acquire substantially all of the economic and voting interest in a real estate fund in Italy, $169.3 million to acquire 44 domestic self-storage properties and a $176.5 million equity interest in an entity that acquired properties in the Netherlands from a Dutch supermarket chain. International investments comprised 56% of these investments. Amounts are based on the exchange rate of the foreign currency at the date of acquisition, as applicable.

Additionally, on May 2, 2011, we purchased equity interests in three entities from one of our affiliates, CPA®:14, in connection with the CPA®:14/16 Merger, for an aggregate purchase price of $55.7 million.

Financing Activity — During 2011, we obtained mortgage financing totaling $243.5 million with a weighted average annual interest rate and term of up to 5.7% and 10.0 years, respectively. Additionally, our share of financing obtained by an equity method investment totaled $83.6 million, with a variable interest rate and term of three-month Euro inter-bank offered rate (“Euribor”) plus 2% and 2 years, respectively. Amounts are based on the exchange rate of the Euro at the date of financing, as applicable.

Public Offering — During 2011, we raised more than $582.0 million. Of this total, we raised $163.8 million through April 7, 2011 under our initial public offering and $418.7 million under our follow-on offering, which commenced on April 7, 2011.

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

CPA®:17 – Global 2011 10-K — 3

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

Our Portfolio

At December 31, 2011, our portfolio was comprised of our full or partial ownership interests in 307 fully-occupied properties, substantially all of which were triple-net leased to 46 tenants, and totaled approximately 26 million square feet (on a pro rata basis). In addition, we own 44 self-storage properties and retain a fee interest in a hotel property for an aggregate of approximately 3 million square feet (on a pro rata basis). Our net lease portfolio had the following property and lease characteristics:

Geographic Diversification

Information regarding the geographic diversification of our properties at December 31, 2011 is set forth below (dollars in thousands):

	Consolidated Investments		Equity Investments in Real Estate
Region	Annualized Contractual Minimum Base Rent (a)	% of Annualized Contractual Minimum Base Rent	Annualized Contractual Minimum Base Rent (b)	% of Annualized Contractual Minimum Base Rent
United States
East	$47,296	25%	$1,298	4%
South	24,017	13	1,752	5
Midwest	20,479	11	4,579	13
West	19,479	10	875	2

Total U.S.	111,271	59	8,504	24

International
Italy	25,608	14	-	-
Spain	18,609	10	722	2
Croatia	17,691	9	-	-
Germany	7,355	4	11,354	31
The Netherlands	-	-	12,361	34
Other Europe (c)	6,506	4	3,361	9

Total	$187,040	100%	$36,302	100%

(a)	Reflects annualized contractual minimum base rent for the fourth quarter of 2011.
(b)	Reflects our pro rata share of annualized contractual minimum base rent for the fourth quarter of 2011 from equity investments in real estate.
(c)	Represents investments in Hungary, Poland, and United Kingdom.

CPA®:17 – Global 2011 10-K — 4

Property Diversification

Information regarding our property diversification at December 31, 2011 is set forth below (dollars in thousands):

	Consolidated Investments		Equity Investments in Real Estate
Property Type	Annualized Contractual Minimum Base Rent (a)	% of Annualized Contractual Minimum Base Rent	Annualized Contractual Minimum Base Rent (b)	% of Annualized Contractual Minimum Base Rent
Warehouse/Distribution	$57,598	31%	$17,837	50%
Office	50,762	27	-	-
Retail	50,166	27	11,354	31
Industrial	25,919	14	3,362	9
Self Storage	-	-	3,749	10
Other Properties (c)	2,595	1	-	-

Total	$187,040	100%	$36,302	100%

(a)	Reflects annualized contractual minimum base rent for the fourth quarter of 2011.
(b)	Reflects our pro rata share of annualized contractual minimum base rent for the fourth quarter of 2011 from equity investments in real estate.
(c)	Includes annualized contractual minimum base rent of 1% or less from tenants in our consolidated investments in the following property types: residential and an educational facility.

Tenant Diversification

Information regarding our tenant diversification at December 31, 2011 is set forth below (dollars in thousands):

	Consolidated Investments		Equity Investments in Real Estate
Tenant Industry (a)	Annualized Contractual Minimum Base Rent (b)	% of Annualized Contractual Minimum Base Rent	Annualized Contractual Minimum Base Rent (c)	% of Annualized Contractual Minimum Base Rent
Retail Stores	$48,390	26%	$12,746	35%
Media: Printing and Publishing	33,466	18	-	-
Grocery	27,752	15	16,445	45
Transportation - Cargo	11,595	6	-	-
Machine (Manufacturing)	9,237	5	-	-
Electronics	7,623	4	-	-
Healthcare, Education and Childcare	6,197	3	-	-
Leisure, Amusement, Entertainment	6,004	3	-	-
Consumer Services	5,197	3	-	-
Textiles, Leather, and Apparel	4,812	3	-	-
Consumer Goods	4,310	2	-	-
Automobile	4,181	2	-	-
Business and Commercial Services	4,000	2	-	-
Banking	3,821	2	-	-
Chemicals, Plastics, Rubber, and Glass	3,435	2	3,362	9
Beverages, Food, and Tobacco	3,193	2	-	-
Transportation - Personal	2,181	1	1,312	4
Buildings and Real Estate	-	-	2,437	7
Other (d)	1,646	1	-	-

Total	$187,040	100%	$36,302	100%

(a)	Based on the Moody’s Investors Service (“Moody’s”) classification system and information provided by the tenant.
(b)	Reflects annualized contractual minimum base rent for the fourth quarter of 2011.

CPA®:17 – Global 2011 10-K — 5

(c)	Reflects our pro rata share of annualized contractual minimum base rent for the fourth quarter of 2011 from equity investments in real estate.
(d)	Includes annualized contractual minimum base rent of 1% or less from tenants in our consolidated investments in the following industries: forest products and paper, hotels and gaming, and mining, metals and primary metal industries.

Lease Expirations

At December 31, 2011, lease expirations of our properties were as follows (dollars in thousands):

	Consolidated Investments		Equity Investments in Real Estate
Year of Lease Expiration	Annualized Contractual Minimum Base Rent (a)	% of Annualized Contractual Minimum Base Rent	Annualized Contractual Minimum Base Rent (b)	% of Annualized Contractual Minimum Base Rent
2012 - 2023	$5,273	3%	$1,393	4%
2024	34,732	19	7,109	20
2025 - 2027	22,929	12	12,362	34
2028	25,090	13	-	-
2029	13,782	7	-	-
2030	41,313	22	12,076	33
2031	34,519	19	-	-
2032 - 2034	9,402	5	3,362	9

Total	$187,040	100%	$36,302	100%

(a)	Reflects annualized contractual minimum base rent for the fourth quarter of 2011.
(b)	Reflects our pro rata share of annualized contractual minimum base rent for the fourth quarter of 2011 from equity investments in real estate.

Asset Management

Our advisor is responsible for all aspects of our operations, including selecting our investments, formulating and evaluating the terms of each proposed acquisition, arranging for the acquisition of the investment, negotiating the terms of borrowings, managing our day-to-day operations and arranging for and negotiating sales of assets. With respect to our net lease investments, asset management functions include restructuring transactions to meet the evolving needs of current tenants, re-leasing properties, refinancing debt, selling assets and utilizing knowledge of the bankruptcy process. The advisor monitors, on an ongoing basis, compliance by tenants with their lease obligations and other factors that could affect the financial performance of any of our properties. Monitoring involves verifying that each tenant has paid real estate taxes, assessments and other expenses relating to the properties it occupies and confirming that appropriate insurance coverage is being maintained by the tenant. The advisor also utilizes third-party asset managers for certain domestic and international investments. The advisor reviews financial statements of our tenants and undertakes regular physical inspections of the condition and maintenance of our properties. Additionally, the advisor periodically analyzes each tenant’s financial condition, the industry in which each tenant operates and each tenant’s relative strength in its industry. With respect to other real estate related assets such as mortgage loans, B Notes and mezzanine loans, asset management operations include evaluating potential borrowers’ creditworthiness, operating history and capital structure. With respect to any investments in CMBS or other mortgage related instruments that we may make, the advisor will be responsible for selecting, acquiring and facilitating the acquisition or disposition of such investments, including monitoring the portfolio on an ongoing basis. Our advisor also monitors our portfolio to ensure that investments in equity and debt securities of companies engaged in real estate activities do not require us to register as an “investment company.”

Our board of directors has authorized our advisor to retain one or more subadvisors with expertise in our target asset classes to assist our advisor with investment decisions and asset management. If our advisor retains any subadvisor, our advisor will pay the subadvisor a portion of the fees that it receives from us.

Holding Period

We intend to hold each property we invest in for an extended period. The determination of whether a particular property should be sold or otherwise disposed of will be made after consideration of relevant factors, including prevailing economic conditions, with a view to achieving maximum capital appreciation for our shareholders or avoiding increases in risk. No assurance can be given that these objectives will be realized.

CPA®:17 – Global 2011 10-K — 6

Our intention is to consider alternatives for providing liquidity for our shareholders generally commencing eight years following the investment of substantially all of the net proceeds from our initial public offering. We may provide liquidity for our shareholders through sales of assets, either on a portfolio basis or individually, a listing of our shares on a stock exchange, a merger (which may include a merger with one or more of our affiliated CPA® REITs or our advisor) or another transaction approved by our board of directors and, if required by law, our shareholders. We are under no obligation to liquidate our portfolio within any particular period since the precise timing will depend on real estate and financial markets, economic conditions of the areas in which the properties are located and tax effects on shareholders that may prevail in the future. Furthermore, there can be no assurance that we will be able to consummate a liquidity event. In the most recent instances in which CPA® REIT shareholders were provided with liquidity, including the CPA®:14/16 Merger, the liquidating entity merged with another, later-formed CPA® REIT. In each of these transactions, shareholders of the liquidating entity were offered the opportunity to exchange their shares for shares of the merged entity, cash or a short-term note. On February 21, 2012, our advisor announced a proposed merger with CPA®:15.

Financing Strategies

Consistent with our investment policies, we use leverage when available on terms we believe are favorable. We generally borrow in the same currency that is used to pay rent on the property. This enables us to mitigate a portion of our currency risk on international investments. Substantially all of our mortgage loans provide for monthly or quarterly installments, which include scheduled payments of principal. At December 31, 2011, 67% of our mortgage financing bore interest at fixed rates. At December 31, 2011, all of our variable-rate debt bore interest that has been effectively converted to a fixed-rate through interest rate swap derivative instruments, subject to an interest rate cap or at fixed rates but will reset in the future, pursuant to the terms of the mortgage contracts. Accordingly, our near-term cash flow should not be adversely affected by increases in interest rates. The advisor may refinance properties or defease a loan when a decline in interest rates makes it profitable to prepay an existing mortgage loan, when an existing mortgage loan matures or if an attractive investment becomes available and the proceeds from the refinancing can be used to purchase the investment. There is no assurance that existing debt will be refinanced at lower rates of interest as the debt matures. The benefits of the refinancing may include an increased cash flow resulting from reduced debt service requirements, an increase in distributions from proceeds of the refinancing, if any, and/or an increase in property ownership if some refinancing proceeds are reinvested in real estate. We may be required to pay a yield maintenance premium, or a similar penalty, to the lender in order to pay off a loan prior to its maturity.

A lender on non-recourse mortgage debt generally has recourse only to the asset collateralizing such debt and not to any of our other assets, while unsecured financing would give a lender recourse to all of our assets. The use of non-recourse debt, therefore, helps us to limit the exposure of our assets to the equity related to a single investment. Lenders may, however, have recourse to our other assets in limited circumstances not related to the repayment of the indebtedness, such as under an environmental indemnity or in the case of fraud. Lenders may also seek to include in the terms of mortgage loans change of control provisions making the termination or replacement of the advisor an event of default or an event requiring the immediate repayment of the full outstanding balance of the loan. We will attempt to negotiate loan terms allowing us to replace or terminate the advisor. Even if we are successful in negotiating such provisions, the replacement or termination of the advisor may require the prior written consent of the mortgage lenders.

CPA®:17 – Global 2011 10-K — 7

A majority of our financing requires us to make a lump-sum or “balloon” payment at maturity. At December 31, 2011, scheduled balloon payments for the next five years were as follows (in thousands):

2012	$4,464
2013 (a)	13,245
2014 (a)	9,197
2015 (b)	42,295
2016 (b)	264,579

(a)	Excludes our pro rata share of scheduled balloon payments of equity investments in real estate totaling $77.6 million in 2013 and $16.7 million in 2014.
(b)	Inclusive of amounts attributable to noncontrolling interests totaling $13.2 million in 2015 and $8.3 million in 2016.

Target Investments

We currently expect that, for at least the first few years of our operations, most of our investments will be long-term net leases. As opportunities arise, we may also seek to expand our portfolio to include other types of real estate investments, as described below.

Real Estate Properties

Long-Term Net Leased Assets

We generally invest primarily in income-producing properties that are, upon acquisition, improved or being developed or that are to be developed within a reasonable period after acquisition.

Most of our acquisitions are subject to long-term net leases and were acquired through sale-leaseback transactions, in which we acquire properties from companies that simultaneously lease the properties back from us. These sale-leaseback transactions provide the lessee company with a source of capital that is an alternative to other financing sources such as corporate borrowing, mortgaging real property, or selling shares of its stock.

Our sale-leaseback transactions may occur in conjunction with acquisitions, recapitalizations or other corporate transactions. We may act as one of several sources of financing for these transactions by purchasing real property from the seller and net leasing it back to the seller or its successor in interest (the lessee).

In analyzing potential net lease investment opportunities, the advisor reviews all aspects of a transaction, including the creditworthiness of the tenant or borrower and the underlying real estate fundamentals, to determine whether a potential acquisition satisfies our investment criteria. The advisor generally considers, among other things, the following aspects of each transaction:

Tenant/Borrower Evaluation — The advisor evaluates each potential tenant or borrower for their creditworthiness, typically considering factors such as management experience, industry position and fundamentals, operating history and capital structure, as well as other factors that may be relevant to a particular investment. The advisor seeks opportunities in which it believes the tenant may have a stable or improving credit profile or credit potential that has not been recognized by the market. In evaluating a possible investment, the creditworthiness of a tenant or borrower often will be a more significant factor than the value of the underlying real estate, particularly if the underlying property is specifically suited to the needs of the tenant; however, in certain circumstances where the real estate is attractively valued, the creditworthiness of the tenant may be a secondary consideration. Whether a prospective tenant or borrower is creditworthy will be determined by the advisor’s investment department and its investment committee, as described below. Creditworthy does not mean “investment grade.”

Properties Important to Tenant/Borrower Operations — The advisor generally focuses on properties that it believes are essential or important to the ongoing operations of the tenant. The advisor believes that these properties provide better protection generally as well as in the event of a bankruptcy, since a tenant or borrower is less likely to risk the loss of a critically important lease or property in a bankruptcy proceeding or otherwise.

Diversification — The advisor attempts to diversify our portfolio to avoid dependence on any one particular tenant, borrower, collateral type, geographic location or tenant/borrower industry. By diversifying our portfolio, the advisor seeks to reduce the adverse effect of a single under-performing investment or a downturn in any particular industry or geographic region.

Lease Terms — Generally, the net leased properties in which we invest will be leased on a full recourse basis to our tenants or their affiliates. In addition, the advisor generally seeks to include a clause in each lease that provides for increases in rent over the term of

CPA®:17 – Global 2011 10-K — 8

the lease. These increases are fixed or tied to increases in indices such as the CPI, or other similar index in the jurisdiction in which the property is located, but may contain caps or other limitations, either on an annual or overall basis. Further, in some jurisdictions (notably Germany), these clauses must provide for rent adjustments based on increases or decreases in the relevant index. In the case of retail stores and hotels, the lease may provide for participation in gross revenues of the tenant at the property above a stated level, or percentage rent. Alternatively, a lease may provide for mandated rental increases on specific dates and the advisor may adopt other methods in the future.

Collateral Evaluation — The advisor reviews the physical condition of the property and conducts a market evaluation to determine the likelihood of replacing the rental stream if the tenant defaults or of a sale of the property in such circumstances. The advisor will also generally engage third parties to conduct, or require the seller to conduct, Phase I or similar environmental site assessments (including a visual inspection for the potential presence of asbestos) in an attempt to identify potential environmental liabilities associated with a property prior to its acquisition. If potential environmental liabilities are identified, the advisor generally requires that identified environmental issues be resolved by the seller prior to property acquisition or, where such issues cannot be resolved prior to acquisition, requires tenants contractually to assume responsibility for resolving identified environmental issues after the acquisition and provide indemnification protections against any potential claims, losses or expenses arising from such matters. Although the advisor generally relies on its own analysis in determining whether to make an investment, each real property to be purchased by us will be appraised by an appraiser that is independent of the advisor, prior to acquisition. The contractual purchase price (plus acquisition fees, but excluding acquisition expenses, payable to the advisor) for a real property we acquire will not exceed its appraised value, unless approved by our independent directors. The appraisals may take into consideration, among other things, the terms and conditions of the particular lease transaction, the quality of the lessee’s credit and the conditions of the credit markets at the time the lease transaction is negotiated. The appraised value may be greater than the construction cost or the replacement cost of a property, and the actual sale price of a property if sold by us may be greater or less than the appraised value. In cases of special purpose real estate, a property is examined in light of the prospects for the tenant/borrower’s enterprise and the financial strength and the role of that asset in the context of the tenant/borrower’s overall viability. Operating results of properties and other collateral may be examined to determine whether or not projected income levels are likely to be met. The advisor considers factors particular to the laws of foreign countries, in addition to the risks normally associated with real property investments, when considering an investment outside the U.S.

Transaction Provisions to Enhance and Protect Value — The advisor attempts to include provisions in our leases it believes may help protect our investment from changes in the operating and financial characteristics of a tenant that may affect its ability to satisfy its obligations to us or reduce the value of our investment. Such provisions include requiring our consent to specified tenant activity, requiring the tenant to provide indemnification protections, and requiring the tenant to satisfy specific operating tests. The advisor may also seek to enhance the likelihood of a tenant’s lease obligations being satisfied through a guaranty of obligations from the tenant’s corporate parent or other entity or a letter of credit. This credit enhancement, if obtained, provides us with additional financial security. However, in markets where competition for net lease transactions is strong, some or all of these provisions may be difficult to negotiate. In addition, in some circumstances, tenants may retain the right to repurchase the property leased by the tenant. The option purchase price is generally the greater of the contract purchase price or the fair market value of the property at the time the option is exercised.

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

Operating Real Estate

During 2010, we purchased a fee interest in a hotel with no third-party lessee. We have been granted a franchise license agreement from Marriott International Inc. to operate the property as a SpringHill Suites by Marriott. The hotel is managed by third parties, who receive management fees and a performance-based carried interest in the property. In addition, during 2011, we entered into several investments for a total of 44 self-storage properties. These properties are managed by third parties who receive management fees.

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

CPA®:17 – Global 2011 10-K — 9

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

Investment Decisions

The advisor’s investment department, under the oversight of its chief investment officer, is primarily responsible for evaluating, negotiating and structuring potential investment opportunities for the CPA® REITs and WPC. The advisor also has an investment

CPA®:17 – Global 2011 10-K — 10

committee that provides services to the CPA® REITs. Before an investment is made, the transaction is generally reviewed by the advisor’s investment committee, except under the limited circumstances described below. The investment committee is not directly involved in originating or negotiating potential investments but instead functions as a separate and final step in the investment process. The advisor places special emphasis on having experienced individuals serve on its investment committee. The advisor generally will not invest in a transaction on our behalf unless it is approved by the investment committee, except that investments with a total purchase price of $10.0 million or less may be approved by either the chairman of the investment committee or the advisor’s chief investment officer (up to, in the case of investments other than long-term net leases, a cap of $30.0 million or 5% of our estimated net asset value (“NAV”), whichever is greater, provided that such investments may not have a credit rating of less than BBB-). For transactions that meet the investment criteria of more than one CPA® REIT, the chief investment officer has discretion to allocate the investment to or among the CPA® REITs. In cases where two or more of the CPA® REITs (or one or more CPA® REIT(s) and WPC) will hold the investment, a majority of our directors (including a majority of our independent directors) not otherwise interested in the transaction must also approve the allocation of the transaction.

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

•	Jean Hoysradt — Currently serving as the chief investment officer of Mousse Partners Limited, an investment office based in New York.
•	Richard C. Marston — Currently the James R.F. Guy professor of finance and economics at the Wharton School of the University of Pennsylvania.
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

•

Dr. Karsten von Köller — Currently chairman of Lone Star Germany GmbH, a U.S. private equity firm (“Lone Star”), Chairman of the Supervisory Boards of Düsseldorfer Hypothekenbank AG, a subsidiary of Lone Star, and MHB Bank AG, and Vice Chairman of the Supervisory Boards of IKB Deutsche Industriebank AG and Corealcredit Bank AG.

The advisor is required to use its best efforts to present a continuing and suitable investment program to us but is not required to present to us any particular investment opportunity, even if it is of a character that, if presented, could be taken by us.

Segments

We operate in one industry segment, real estate ownership, with domestic and foreign investments. The New York Times Company represented 16% of our total 2011 lease revenues, inclusive of noncontrolling interests. General Parts Inc., Golden State Supply LLC, Straus-Frank Enterprises LLC, General Parts Distribution LLC and Worldpac Inc. (collectively “CARQUEST”) represented 11% of our total 2011 lease revenues.

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

CPA®:17 – Global 2011 10-K — 11

Environmental Matters

We have invested, and expect to continue to invest, in properties currently or historically used as industrial, manufacturing and commercial properties. Under various federal, state and local environmental laws and regulations, current and former owners and operators of property may have liability for the cost of investigating, cleaning up or disposing of hazardous materials released at, on, under, in or from the property. These laws typically impose responsibility and liability without regard to whether the owner or operator knew of or was responsible for the presence of hazardous materials or contamination, and liability under these laws is often joint and several. Third parties may also make claims against owners or operators of properties for personal injuries and property damage associated with releases of hazardous materials. As part of our efforts to mitigate these risks, we typically engage third parties to perform assessments of potential environmental risks when evaluating a new acquisition of property, and we frequently obtain contractual protection (indemnities, cash reserves, letters of credit or other instruments) from property sellers, tenants, a tenant’s parent company or another third party to address known or potential environmental issues.

Transactions with Affiliates

We have entered, and expect in the future to enter, into transactions with our affiliates, including the other CPA® REITs and our advisor or its affiliates, if we believe that doing so is consistent with our investment objectives and we comply with our investment policies and procedures. These transactions typically take the form of equity investments in jointly-owned entities, direct purchases of assets, mergers or another type of transaction. Like us, the other CPA® REITs intend to consider alternatives for providing liquidity for their shareholders some years after they have invested substantially all of the net proceeds from their initial public offerings. Investments with affiliates of WPC are permitted only if a majority of our directors (including a majority of our independent directors) not otherwise interested in the transaction approve the allocation of the transaction among the affiliates as being fair and reasonable to us and the affiliate makes its investment on substantially the same terms and conditions as us.

(d) Financial Information About Geographic Areas

See Our Portfolio above and Note 16 of the consolidated financial statements for financial information pertaining to our geographic operations.

(e) Available Information

All filings we make with the SEC, including our Annual Report on Form 10-K, our quarterly reports on Form 10-Q, and our current reports on Form 8-K, and any amendments to those reports, are available for free on our website, http://www.cpa17global.com, as soon as reasonably practicable after they are filed or furnished to the SEC. Our SEC filings are available to be read or copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information regarding the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. Our filings can also be obtained for free on the SEC’s Internet site at http://www.sec.gov. We are providing our website address solely for the information of investors. We do not intend our website to be an active link or to otherwise incorporate the information contained on our website into this report or other filings with the SEC. We will supply to any shareholder, upon written request and without charge, a copy of this Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the SEC.

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

We are impacted by macro-economic environmental factors, the capital markets, and general conditions in the commercial real estate market, both in the U.S. and globally. During 2011 as compared to the prior year period, we observed slow improvement in the U.S. economy following the significant distress experienced in 2008 and 2009. Towards the end of 2011, however, there was an increase in international economic uncertainty as a result of the sovereign debt crisis and a deterioration of economic fundamentals in Europe. To date, these crises have had a limited impact on our business, primarily in that a number of tenants have experienced increased levels of financial distress. Currently, conditions in the U.S. appear to have stabilized, while the situation in Europe remains uncertain.

CPA®:17 – Global 2011 10-K — 12

If the economic situation worsens, we could in the future experience a number of additional effects on our business, including higher levels of default in the payment of rent by our tenants, additional bankruptcies and impairments in the value of our property investments, as well as difficulties in financing transactions and refinancing existing loans as they come due. Any of these conditions may negatively affect our earnings, as well as our cash flow and, consequently, our ability to sustain the payment of dividends at current levels.

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

Over the life of our company, the regular quarterly cash distributions we pay are expected to be principally sourced by adjusted cash flow from operating activities. Adjusted cash flow from operating activities represents GAAP cash flow from operating activities, adjusted primarily to reflect timing differences between the period an expense is incurred and paid, to add cash distributions we receive from equity investments in real estate in excess of equity income and to subtract cash distributions we pay to our noncontrolling partners in jointly-owned real estate investments that we consolidate. However, we have funded a portion of our cash distributions paid to date using net proceeds from our initial public offering and may do so in the future, particularly until we have substantially invested the offering net proceeds. In addition, our distributions paid to date have exceeded our GAAP earnings and future distributions may do the same, particularly until we have substantially invested the net proceeds of our offering. If our properties are not generating sufficient cash flow or our other expenses require it, we may need to sell properties or other assets, incur indebtedness or use offering proceeds if necessary to satisfy the REIT requirement that we distribute at least 90% of our REIT net taxable income, excluding net capital gains, and to avoid the payment of federal income tax. If we fund distributions from financings, then such financings will need to be repaid, and if we fund distributions from offering proceeds, then we will have fewer funds available for the acquisition of properties, which may affect our ability to generate future cash flows from operations and, therefore, reduce your overall return.

For U.S. federal income tax purposes, portions of the distributions we make may represent return of capital to our shareholders if they exceed our earnings and profits.

The offering price for shares being offered in our follow-on offering and through our distribution reinvestment plan was determined by our board of directors and may not be indicative of the price at which the shares would trade if they were listed on an exchange or were actively traded by brokers.

The offering price of the shares being offered in our follow-on offering and through our distribution reinvestment plan was determined by our board of directors in the exercise of its business judgment. This price may not be indicative of the price at which shares would trade if they were listed on an exchange or actively traded by brokers nor of the proceeds that a shareholder would receive if we were liquidated or dissolved nor of the value of our portfolio at the time you purchased shares.

CPA®:17 – Global 2011 10-K — 13

A delay in investing funds may adversely affect or cause a delay in our ability to deliver expected returns to investors and may adversely affect our performance.

We have not yet identified most of the assets to be purchased with the remaining proceeds of our follow-on offering and our distribution reinvestment plan; therefore, there could be a substantial delay between the time you invest in shares and the time substantially all the proceeds are invested by us. Delays in investing our capital could also arise from the fact that our advisor is simultaneously seeking to locate suitable investments for the other operating CPA® REITs managed by our advisor and its affiliates. We currently expect that, if the entire offering is subscribed for, it may take up to two years after commencement of the offering or one year after the termination of our offering, if later, until our capital is substantially invested. Pending investment, the balance of the proceeds of our offering will be invested in permitted temporary investments, which include short-term U.S. government securities, bank certificates of deposit and other short term liquid investments. The rate of return on those investments, which affects the amount of cash available to make distributions to shareholders, has been extremely low in recent years and most likely will be less than the return obtainable from real property or other investments. Therefore, delays in our ability to invest the proceeds of our offering could adversely affect our ability to pay distributions to our shareholders and adversely affect your total return. If we fail to timely invest the net proceeds of our offering or to invest in quality assets, our ability to achieve our investment objectives could be materially adversely affected. In addition, because we have not identified most of the assets to be purchased with the remaining net proceeds of our offering, uncertainty and risk is increased to you as you will be unable to evaluate the manner in which the net proceeds are to be invested.

We have recognized, and may in the future recognize, substantial impairment charges on our properties.

We have incurred, and may in the future incur, substantial impairment charges, which we are required to recognize whenever we sell a property for less than its carrying value or we determine that the carrying amount of the property is not recoverable and exceeds its fair value (or, for direct financing leases, that the unguaranteed residual value of the underlying property has declined). By their nature, the timing or extent of impairment charges are not predictable. We may incur non-cash impairment charges in the future, which may reduce our net income.

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

Subject to our intention to maintain our qualification as a REIT, there are no limitations on the number or value of particular types of investments that we may make. Although we attempt to do so, we are not required to meet any diversification standards, including geographic diversification standards. If we raise less money in our public offering than anticipated, we will have fewer assets and less diversification. Our investments may become concentrated in type or geographic location, which could subject us to significant concentration of risk with potentially adverse effects on our investment objectives. Approximately 16% and 11% of our lease revenues in 2011 was derived from our leases with The New York Times Company and CARQUEST, respectively. A failure by either The New York Times Company or CARQUEST to meet its obligations to us could have a material adverse effect on our financial condition and results of operations and on our ability to pay distributions to our shareholders.

Our success is dependent on the performance of our advisor.

Our ability to achieve our investment objectives and to pay distributions is largely dependent upon the performance of our advisor in the acquisition of investments, the selection of tenants, the determination of any financing arrangements, and the management of our assets. The advisory agreement has a one year term and may be renewed at our option upon expiration. The past performance of partnerships and CPA® REITs managed by our advisor may not be indicative of our advisor’s performance with respect to us. We cannot guarantee that our advisor will be able to successfully manage and achieve liquidity for our shareholders to the extent it has done so for prior programs.

CPA®:17 – Global 2011 10-K — 14

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

In 2008, WPC and Carey Financial, the sales agent for the follow-on offering, settled all matters relating to an investigation by the SEC, including matters relating to payments by certain CPA® REITs other than us during 2000-2003 to broker-dealers that distributed their shares, which were alleged by the SEC to be undisclosed underwriting compensation, which WPC and Carey Financial neither admitted nor denied. In connection with implementing the settlement, a federal court injunction has been entered against WPC and Carey Financial enjoining them from violating a number of provisions of the federal securities laws. Any further violation of these laws by WPC or Carey Financial could result in civil remedies, including sanctions, fines and penalties, which may be more severe than if the violation had occurred without the injunction being in place. Additionally, if WPC or Carey Financial breaches the terms of the injunction, the SEC may petition the court to vacate the settlement and restore the SEC’s original action to the active docket for all purposes.

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

The termination of Carey Asset Management Corp. (“Carey Asset Management”) as our advisor, including by non-renewal of the advisory agreement, and replacement with an entity that is not an affiliate of Carey Asset Management, or the resignation of our advisor for good reason, all after two years from the start of operations of our operating partnership, would give our operating partnership the right, but not the obligation, to repurchase all or a portion of Carey Holdings’ interests in our operating partnership at the fair market value of those interests on the date of termination, as determined by an independent appraiser. This repurchase could be prohibitively expensive, could require the operating partnership to have to sell assets to raise sufficient funds to complete the repurchase and could discourage or deter us from terminating the advisory agreement. Alternatively, if our operating partnership does not exercise its repurchase right and Carey Holdings’ interest is converted into a special limited partnership interest, we might be unable to find another entity that would be willing to act as our advisor while Carey Holdings owns a significant interest in the operating partnership. If we do find another entity to act as our advisor, we may be subject to higher fees than the fees charged by Carey Asset Management.

The repurchase of Carey Holdings’ special general partner interest in our operating partnership upon the termination of Carey Asset Management as our advisor may discourage a takeover attempt if our advisory agreement would be terminated and Carey Asset Management not be replaced by an affiliate of Carey Asset Management as our advisor in connection therewith.

In the event of a merger in which our advisory agreement is terminated and Carey Asset Management is not replaced by an affiliate of Carey Asset Management as our advisor, the operating partnership must either repurchase all or a portion of Carey Holdings’ special general partner interest in our operating partnership or obtain the consent of Carey Holdings to the merger. This obligation may deter a transaction that could result in a merger in which we are not the surviving entity. This deterrence may limit the opportunity for shareholders to receive a premium for their shares of common stock that might otherwise exist if an investor were to attempt to acquire us through a merger.

CPA®:17 – Global 2011 10-K — 15

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

•

acquisitions of single assets or portfolios of assets from affiliates, including the other operating CPA® REITs, subject to our investment policies and procedures, which may take the form of a direct purchase of assets, a merger or another type of transaction, will not be negotiated on an arm’s-length basis as would occur if the agreements were with unaffiliated third parties;

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

•

disposition fees based on the sale price of assets and interests in disposition proceeds based on net cash proceeds from sale, exchange or other disposition of assets may cause a conflict between the advisor’s desire to sell an asset and our plans to hold or sell the asset; and

•

whether a particular entity has been formed by the advisor specifically for the purpose of making particular types of investments (in which case it will generally receive preference in the allocation of those types of investments).

We face competition for the investments we make.

In raising funds for investment, we face competition from other funds with similar investment objectives that seek to raise funds from investors through publicly registered, non-traded funds, publicly-traded funds and private funds. This competition, as well as any change in the attractiveness to investors of an investment in the types of assets held by us, relative to other types of investments, could adversely affect our ability to raise funds for future investments. We face competition for the acquisition of commercial properties and real estate-related assets from insurance companies, credit companies, pension funds, private individuals, investment companies and other REITs. We also face competition from institutions that provide or arrange for other types of commercial financing through private or public offerings of equity or debt or traditional bank financings. These institutions may accept greater risk or lower returns, allowing them to offer more attractive terms to prospective tenants. In addition, our advisor’s evaluation of the acceptability of rates of return on our behalf will be affected by our relative cost of capital. Thus, to the extent our fee structure and cost of fundraising is higher than those of our competitors, we may be limited in the amount of new acquisitions we are able to make.

CPA®:17 – Global 2011 10-K — 16

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

In the future, our board of directors may consider internalizing the functions performed for us by our advisor by, among other methods, acquiring our advisor’s assets. The method by which we could internalize these functions could take many forms. There is no assurance that internalizing our management functions will be beneficial to us and our shareholders. An acquisition of our advisor could also result in dilution of your interests as a shareholder and could reduce earnings per share and funds from operations per share. Additionally, we may not realize the perceived benefits or we may not be able to properly integrate a new staff of managers and employees or we may not be able to effectively replicate the services provided previously by our advisor, property manager or their affiliates. Internalization transactions, including without limitation transactions involving the acquisition of advisors or property managers affiliated with entity sponsors, have also, in some cases, been the subject of litigation. Even if these claims are without merit, we could be forced to spend significant amounts of money defending claims which would reduce the amount of funds available for us to invest in properties or other investments and to pay distributions. All of these factors could have a material adverse effect on our results of operations, financial condition and ability to pay distributions.

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

The tenants or managers of net leased properties are responsible for maintenance and other day-to-day management of the properties. If a property is not adequately maintained in accordance with the terms of the applicable lease, we may incur expenses for deferred maintenance expenditures or other liabilities once the property becomes free of the lease. A bankrupt or financially troubled tenant may be more likely to defer maintenance and it may be more difficult to enforce remedies, including those provided in the applicable lease, against such a tenant. In addition, to the extent tenants are unable to conduct their operation of the property on a financially successful basis, their ability to pay rent may be adversely affected. Monitoring of compliance by tenants with their lease obligations and other factors that could affect the financial performance of our properties may not in all circumstances ascertain or forestall deterioration either in the condition of a property or the financial circumstances of a tenant.

We may incur material losses on some of our investments.

Our objective is to generate attractive risk adjusted returns, which means that we will take on risk in order to achieve higher returns. We expect that we will incur losses on some of our investments. Some of those losses could be material.

CPA®:17 – Global 2011 10-K — 17

A potential change in U.S. accounting standards regarding operating leases may make the leasing of facilities less attractive to our potential domestic tenants, which could reduce overall demand for our leasing services.

Under current authoritative accounting guidance for leases, a lease is classified by a tenant as a capital lease if the significant risks and rewards of ownership are considered to reside with the tenant. This situation is considered to be met if, among other things, the non-cancelable lease term is more than 75% of the useful life of the asset or if the present value of the minimum lease payments equals 90% or more of the leased property’s fair value. Under capital lease accounting for a tenant, both the leased asset and liability are reflected on their balance sheet. If the lease does not meet any of the criteria for a capital lease, the lease is considered an operating lease by the tenant and the obligation does not appear on the tenant’s balance sheet; rather, the contractual future minimum payment obligations are only disclosed in the footnotes thereto. Thus, entering into an operating lease can appear to enhance a tenant’s balance sheet in comparison to direct ownership. In response to concerns caused by a 2005 SEC study that the current model does not have sufficient transparency, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board (“IASB”) issued an Exposure Draft on a joint proposal that would dramatically transform lease accounting from the existing model. The FASB and IASB met during July 2011 and voted to re-expose the proposed standard. A revised exposure draft for public comment is currently expected to be issued in the first half of 2012, with a final standard expected to be issued during 2012. As of the date of this Report, the proposed guidance has not yet been finalized. Changes to the accounting guidance could affect both our accounting for leases as well as that of our tenants. These changes would impact most companies but are particularly applicable to those that are significant users of real estate. The proposal outlines a completely new model for accounting by lessees, whereby their rights and obligations under all leases, existing and new, would be capitalized and recorded on the balance sheet. For some companies, the new accounting guidance may influence whether or not, or the extent to which, they may enter into the type of sale-leaseback transactions in which we specialize.

Our participation in equity investments in jointly-owned entities creates additional risk.

From time to time we participate in equity investments in jointly-owned entities and purchase assets jointly with the other operating CPA® REITs and/or WPC and may do so as well with third parties. There are additional risks involved in such investment transactions. As a co-investor in a joint investment, we would not be in a position to exercise sole decision-making authority relating to the property, the jointly-owned entity or other entity.

In addition, there is the potential of our investment partner becoming bankrupt and the possibility of diverging or inconsistent economic or business interests of us and our partner. These diverging interests could result in, among other things, exposing us to liabilities of the investment in excess of our proportionate share of these liabilities. The partition rights of each owner in a jointly-owned property could reduce the value of each portion of the divided property. In addition, the fiduciary obligation that our advisor or members of our board may owe to our partner in an affiliated transaction may make it more difficult for us to enforce our rights.

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

Our operating partnership relies upon the exemption from registration as an investment company pursuant to Section 3(c)(5)(C) of the Investment Company Act, which is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exemption generally requires that at least 55% of the operating partnership’s assets must be comprised of qualifying real estate assets and at least 80% of its portfolio must be comprised of qualifying real estate assets and real estate-related assets. Qualifying assets for this purpose include mortgage loans and other assets, including certain mezzanine loans, B Notes and C Notes, that the SEC staff in various no-action letters has affirmed can be treated as

CPA®:17 – Global 2011 10-K — 18

qualifying assets. We treat as real estate-related assets CMBS, debt and equity securities of companies primarily engaged in real estate businesses and securities issued by pass-through entities of which substantially all the assets consist of qualifying assets and/or real estate-related assets. We rely on guidance published by the SEC staff or on our analyses of guidance published with respect to other types of assets to determine which assets are qualifying real estate assets and real estate-related assets. To the extent that the SEC staff publishes new or different guidance with respect to these matters, we may be required to adjust our strategy accordingly. In addition, we may be limited in our ability to make certain investments and these limitations could result in the operating partnership holding assets we might wish to sell or selling assets we might wish to hold.

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

We have purchased and may in the future purchase properties and/or assets secured by properties or interests in properties located outside the U.S. At December 31, 2011, our directly-owned real estate properties located outside of the U.S. represented 41% of current annualized contractual minimum base rent. Foreign real estate investments involve certain risks not generally associated with investments in the U.S. These risks include unexpected changes in regulatory requirements, political and economic instability in certain geographic locations, potential imposition of adverse or confiscatory taxes, possible challenges to the anticipated tax treatment of the structures through which we acquire and hold investments, possible currency transfer restrictions, expropriation of investments, difficulty in enforcing obligations in other countries and the burden of complying with a wide variety of foreign laws. Each of these risks might adversely affect our performance and impair our ability to make distributions to our shareholders that are required in order to maintain our REIT qualification. In addition, there is less publicly available information about foreign companies and a lack of uniform financial accounting standards and practices (including the availability of information in accordance with GAAP) which could impair our ability to analyze transactions and receive timely and accurate financial information from tenants necessary to meet our reporting obligations to financial institutions or governmental or regulatory agencies. Certain of these risks may be greater in emerging markets and less developed countries.

We may invest in new geographic areas that have risks that are greater or less well known to our advisor, and we may incur losses as a result.

We may purchase properties and assets secured by properties located outside the U.S. and Europe. Our advisor’s expertise to date is primarily in the U.S. and Europe and our advisor has less experience in other international markets. Our advisor may not be as familiar with the potential risks to our investments outside the U.S. and Europe, and we could incur losses as a result.

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

We expect that most of our commercial real estate properties will each be occupied by a single tenant, and therefore the success of our investments is materially dependent on the financial stability of these tenants. Revenues from several of our tenants/guarantors constitute a significant percentage of our lease revenues. Our five largest tenants/guarantors represented approximately 49%, 58%, and 85% of total lease revenues in 2011, 2010 and 2009, respectively. Lease payment defaults by tenants could negatively impact our net income and reduce the amounts available for distributions to our shareholders. A default of a tenant on its lease payment to us could cause us to lose the revenue from the property and require us to find an alternative source of revenue to meet any mortgage payment

CPA®:17 – Global 2011 10-K — 19

and prevent a foreclosure if the property is subject to a mortgage. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-leasing our property. If a lease is terminated, there is no assurance that we will be able to re-lease the property for the rent previously received or sell the property without incurring a loss. Approximately 16% and 11% of our lease revenues in 2011 was derived from our leases with The New York Times Company and CARQUEST, respectively. A failure by either The New York Times Company or CARQUEST to meet its obligations to us could have a material adverse effect on our financial condition and results of operations and our ability to pay distributions to our shareholders.

The bankruptcy or insolvency of tenants or borrowers may cause a reduction in revenue.

Bankruptcy or insolvency of a tenant or borrower could cause:

•	the loss of lease or interest and principal payments;
•	an increase in the costs incurred to carry the asset;
•	litigation;
•	a reduction in the value of our shares; and
•	a decrease in distributions to our shareholders.

Under U.S. bankruptcy law, a tenant who is the subject of bankruptcy proceedings has the option of assuming or rejecting any unexpired lease. If the tenant rejects the lease, any resulting claim we have for breach of the lease (excluding collateral securing the claim) will be treated as a general unsecured claim. The maximum claim will be capped at the amount owed for unpaid rent prior to the bankruptcy unrelated to the termination, plus the greater of one year’s lease payments or 15% of the remaining lease payments payable under the lease (but no more than three years’ lease payments). In addition, due to the long-term nature of our leases and, in some cases, terms providing for the repurchase of a property by the tenant, a bankruptcy court could recharacterize a net lease transaction as a secured lending transaction. If that were to occur, we would not be treated as the owner of the property, but we might have rights as a secured creditor. Those rights would not include a right to compel the tenant to timely perform its obligations under the lease but may instead entitle us to “adequate protection,” a bankruptcy concept that applies to protect against a decrease in the value of the property if the value of the property is less than the balance owed to us.

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

We and the other CPA® REITs managed by the advisor have had tenants file for bankruptcy protection in the past and have been involved in bankruptcy-related litigation (including litigation involving several international tenants). Four prior CPA® REITs reduced the rate of distributions to their investors as a result of adverse developments involving tenants.

Similarly, if a borrower under one of our loan transactions declares bankruptcy, there may not be sufficient funds to satisfy its payment obligations to us, which may adversely affect our revenue and distributions to our shareholders. The mortgage loans in which we may invest and the mortgage loans underlying the commercial mortgage-backed securities in which we may invest may be subject to delinquency, foreclosure and loss, which could result in losses to us.

Our leases may permit tenants to purchase a property at a predetermined price, which could limit our realization of any appreciation or result in a loss.

In some circumstances, we may grant tenants a right to repurchase the property they lease from us. The purchase price may be a fixed price or it may be based on a formula or the market value at the time of exercise. If a tenant exercises its right to purchase the property and the property’s market value has increased beyond that price, we could be limited in fully realizing the appreciation on that property. Additionally, if the price at which the tenant can purchase the property is less than our carrying value (for example, where the purchase price is based on an appraised value), we may incur a loss.

CPA®:17 – Global 2011 10-K — 20

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

We may acquire undeveloped land or partially developed buildings for the purpose of owning to-be-built facilities for a prospective tenant. The primary risks of a build-to-suit project are potential for failing to meet an agreed-upon delivery schedule and cost-overruns, which may among other things, cause the total project costs to exceed the original appraisal. In some cases, the prospective tenant will bear these risks. However, in other instances we may be required to bear these risks, which means that we may have to advance funds to cover cost-overruns that we would not be able to recover through increased rent payments or that we may experience delays in the project that delay commencement of rent. We will attempt to minimize these risks through guaranteed maximum price contracts, review of contractor financials and completed plans and specifications prior to commencement of construction. The incurrence of the costs described above or any non-occupancy by the tenant upon completion may reduce the project’s and our portfolio’s returns or result in losses to us.

We are subject, in part, to the risks of real estate ownership, which could reduce the value of our properties.

Our performance and asset value are subject, in part, to risks incident to the ownership and operation of real estate, including:

•	changes in the general economic climate;
•	changes in local conditions such as an oversupply of space or reduction in demand for commercial real estate;
•	changes in interest rates and the availability of financing; and
•	changes in laws and governmental regulations, including those governing real estate usage, zoning and taxes.

We may have difficulty selling or re-leasing our properties and this lack of liquidity may limit our ability to quickly change our portfolio in response to changes in economic or other conditions.

Real estate investments generally have less liquidity compared to other financial assets and this lack of liquidity may limit our ability to quickly change our portfolio in response to changes in economic or other conditions. The leases we may enter into or acquire may be for properties that are specially suited to the particular needs of our tenant. With these properties, if the current lease is terminated or not renewed, we may be required to renovate the property or to make rent concessions in order to lease the property to another tenant. In addition, if we are forced to sell the property, we may have difficulty selling it to a party other than the tenant due to the special purpose for which the property may have been designed. These and other limitations may affect our ability to sell properties without adversely affecting returns to our shareholders. See Item 1 – Business – Our Portfolio for scheduled lease expirations.

Potential liability for environmental matters could adversely affect our financial condition.

Our properties currently are used for industrial, manufacturing, and other commercial purposes, and some of our tenants may handle hazardous or toxic substances, generate hazardous wastes, or discharge regulated pollutants to the environment. We therefore may own properties that have known or potential environmental contamination as a result of historical or ongoing operations. Buildings and structures on the properties we purchase may have known or suspected asbestos-containing building materials. We may invest in properties located in countries that have adopted laws or observe environmental management standards that are less stringent than those generally followed in the U.S., which may pose a greater risk that releases of hazardous or toxic substances have occurred to the environment. Leasing properties to tenants that engage in these activities, and owning properties historically and currently used for industrial, manufacturing, and commercial purposes, will cause us to be subject to the risk of liabilities under environmental laws. Some of these laws could impose the following on us:

•

responsibility and liability for the costs of investigation, and removal or remediation of hazardous or toxic substances released on or from our real property, generally without regard to our knowledge of, or responsibility for, the presence of these contaminants;

CPA®:17 – Global 2011 10-K — 21

•	liability for the costs of investigation and removal or remediation of hazardous substances at disposal facilities for persons who arrange for the disposal or treatment of such substances;
•

liability for claims by third parties based on damages to natural resources or property, personal injuries, or costs of removal or remediation of hazardous or toxic substances in, on, or migrating from our property; and

•	responsibility for managing asbestos-containing building materials, and third-party claims for exposure to those materials.

Our costs of investigation, remediation or removal of hazardous or toxic substances, or for third-party claims for damages, may be substantial. The presence of hazardous or toxic substances on one of our properties, or the failure to properly remediate a contaminated property, could give rise to a lien in favor of the government for costs it may incur to address the contamination, or otherwise adversely affect our ability to sell or lease the property or to borrow using the property as collateral. In addition, environmental liabilities, or costs or operating limitations imposed on a tenant to comply with environmental laws, could affect its ability to make rental payments to us. Also, we may be required, in connection with any future divestitures of property, to provide buyers with indemnification against potential environmental liabilities.

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

CPA®:17 – Global 2011 10-K — 22

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

CPA®:17 – Global 2011 10-K — 23

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

We may invest in mezzanine loans. Investments in mezzanine loans take the form of subordinated loans secured by second mortgages on the underlying property or loans secured by a pledge of the ownership interests in the entity that directly or indirectly owns the property. These types of investments involve a higher degree of risk than a senior mortgage loan because the investment may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of the property owning entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt is paid in full. As a result, we may not recover some or all of our investment, which could result in losses. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal.

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

CPA®:17 – Global 2011 10-K — 24

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

Investments in loans collateralized by non-real estate assets create additional risk and may adversely affect our REIT qualification.

We may in the future invest in secured corporate loans, which are loans collateralized by real property, personal property connected to real property (i.e., fixtures) and/or personal property, on which another lender may hold a first priority lien. If a default occurs, the value of the collateral may not be sufficient to repay all of the lenders that have an interest in the collateral. Our right in bankruptcy will be different for these loans than typical net lease transactions. To the extent that loans are collateralized by personal property only, or to the extent the value of the real estate collateral is less than the aggregate amount of our loans and equal or higher-priority loans secured by the real estate collateral, that portion of the loan will not be considered a “real estate asset” for purposes of the 75% REIT asset test. Also, income from that portion of such a loan will not qualify under the 75% REIT income test for REIT qualification.

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

CPA®:17 – Global 2011 10-K — 25

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

If we fail to continue to qualify as a REIT in any taxable year, we would be subject to U.S. federal income tax on our net taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year we lost our REIT qualification. Losing our REIT qualification would reduce our net earnings available for investment or distribution to shareholders because of the additional tax liability, and we would no longer be required to make distributions. We might be required to borrow funds or liquidate some investments in order to pay the applicable tax. Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which there are only limited judicial and administrative interpretations. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. In order to qualify as a REIT, we must satisfy a number of requirements regarding the composition of our assets and the sources of our gross income. Also, we must make distributions to our shareholders aggregating annually at least 90% of our REIT net taxable income, excluding net capital gains. Because we have investments in foreign real property, we are subject to foreign currency gains and losses. Foreign currency gains may or may not be taken into account for purposes of the REIT income requirements. In addition, legislation, new regulations, administrative interpretations or court decisions may adversely affect our investors, our ability to qualify as a REIT for U.S. federal income tax purposes or the desirability of an investment in a REIT relative to other investments.

The IRS may take the position that specific sale-leaseback transactions we treat as true leases are not true leases for U.S. federal income tax purposes but are, instead, financing arrangements or loans. If a sale-leaseback transaction were so recharacterized, we might fail to satisfy the qualification requirements applicable to REITs.

We do not operate our hotel and, as a result, we do not have complete control over implementation of our strategic decisions.

In order for us to satisfy certain REIT qualification rules, we cannot directly operate our hotel. Instead, we must engage an independent management company to operate our hotel. Our taxable REIT subsidiaries (“TRSs”), engage independent management companies as the property manager for our hotel, as required by the REIT qualification rules. The management company operating our hotel makes and implements strategic business decisions, such as decisions with respect to the repositioning of the franchise or food and beverage operations and other similar decisions. Decisions made by the management company operating the hotel may not be in the best interests of the hotel or us. Accordingly, we cannot assure you that the management company operating our hotel will operate it in a manner that is in our best interests.

Dividends payable by REITs generally do not qualify for reduced U.S. federal income tax rates because qualifying REITs do not pay U.S. federal income tax on their undistributed net income.

The maximum U.S. federal income tax rate for dividends payable by domestic corporations to taxable U.S. shareholders is 15% (through 2012 under current law). Dividends payable by REITs, however, are generally not eligible for the reduced rates, except to the extent that they are attributable to dividends paid by a TRS or a C corporation, or relate to certain other activities. This is because qualifying REITs receive an entity level tax benefit from not having to pay U.S. federal income tax on their undistributed net income. As a result, the more favorable rates applicable to regular corporate dividends could cause shareholders who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock. In addition, the relative attractiveness of real estate in general may be adversely affected by the reduced U.S. federal income tax rates applicable to corporate dividends, which could negatively affect the value of our properties.

CPA®:17 – Global 2011 10-K — 26

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

CPA®:17 – Global 2011 10-K — 27

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

Our revenues from our operating real estate are significantly influenced by demand for self-storage space generally, and a decrease in such demand would likely have an adverse effect on such revenues.

A decrease in the demand for self-storage space would have an adverse effect on our revenues from our operating real estate. Demand for self-storage space has been and could be adversely affected by ongoing weakness in the national, regional and local economies, changes in supply of, or demand for, similar or competing self-storage facilities in an area and the excess amount of self-storage space in a particular market. To the extent that any of these conditions occur, they are likely to affect market rents for self-storage space, which could cause a decrease in our revenue. Our revenues from our operating real estate represented approximately 7% of our total revenues in 2011.

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

See Item 1, Business - Our Portfolio for a discussion of the properties we hold for rental operations and Part II, Item 8, Financial Statements and Supplemental Data - Schedule III - Real Estate and Accumulated Depreciation for a detailed listing of such properties.

Item 3. Legal Proceedings.

At December 31, 2011, we were not involved in any material litigation.

Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

CPA®:17 – Global 2011 10-K — 28

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Unlisted Shares and Distributions

There is no active public trading market for our shares. At March 15, 2012, there were approximately 64,841 holders of record of our shares.

We are required to distribute annually at least 90% of our distributable REIT net taxable income to maintain our status as a REIT. Quarterly distributions declared by us for the past two years are as follows:

	Years Ended December 31,
	2011	2010
First quarter	$0.1600	$0.1600
Second quarter	0.1625	0.1600
Third quarter	0.1625	0.1600
Fourth quarter	0.1625	0.1600

	$0.6475	$0.6400

Unregistered Sales of Equity Securities

For the three months ended December 31, 2011, we issued 364,082 shares of our common stock to the advisor as consideration for asset management fees. These shares were issued at $10.00 per share, which represents our follow-on offering price. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(2) of the Securities Act, the shares issued were deemed to be exempt from registration. In acquiring our shares, the advisor represented that such interests were being acquired by it for the purposes of investment and not with a view to the distribution thereof.

All prior sales of unregistered securities have been previously reported on quarterly reports on Form 10-Q.

Issuer Purchases of Equity Securities

2011 Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or program (a)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or program (a)
October	223,015	$9.30	N/A	N/A
November	—	—	N/A	N/A
December	295,454	9.30	N/A	N/A

Total	518,469

(a)	Represents shares of our common stock purchased under our redemption plan, pursuant to which we may elect to redeem shares at the request of our shareholders who have held their shares for at least one year from the date of their issuance, subject to certain exceptions, conditions and limitations. The maximum amount of shares purchasable by us in any period depends on a number of factors and is at the discretion of our board of directors. The redemption plan will terminate if and when our shares are listed on a national securities market. We satisfied the above redemption requests during the fourth quarter, inclusive of 223,015 shares requested during the third quarter of 2011. We satisfied all redemption requests received in 2011.

CPA®:17 – Global 2011 10-K — 29

Item 6. Selected Financial Data.

The following selected financial data should be read in conjunction with the consolidated financial statements and related notes in Item 8 (in thousands, except per share data):

	Years Ended December 31,				Period Ended
	2011	2010	2009	2008	12/31/2007 (a)
Operating Data
Total revenues (b)	$196,536	$99,463	$50,346	$9,684	$-
Net income (loss)	70,446	45,787	2,180	(1,650)	(106)
Add: Net (income) loss attributable to noncontrolling interests	(20,791)	(15,333)	(9,881)	403	-

Net income (loss) attributable to CPA®:17 – Global shareholders (c)	49,655	30,454	(7,701)	(1,247)	(106)

Income (loss) per share:
Net income (loss) attributable to CPA®:17 – Global shareholders	0.28	0.27	(0.14)	(0.07)	(4.76)

Cash distributions declared per share	0.6475	0.6400	0.6324	0.5578	0.0792

Balance Sheet Data
Total assets	$3,045,812	$1,988,255	$1,067,872	$479,072	$2,944
Net investments in real estate (d)	2,374,773	1,426,907	698,332	273,314	8
Long-term obligations (e)	1,177,002	687,297	308,830	137,181	-

Other Information
Cash provided by (used in) operating activities	$101,515	$69,518	$35,348	$4,443	$(17)
Cash distributions paid	102,503	60,937	27,193	5,196	-
Payments of mortgage principal (f)	14,136	6,541	4,494	540	-

(a)	For the period from inception (February 20, 2007) to December 31, 2007.
(b)	Certain prior year amounts have been reclassified from continuing operations to discontinued operations.
(c)	Net loss in 2009 reflects impairment charges totaling $26.8 million, inclusive of amounts attributable to noncontrolling interests totaling $2.8 million.
(d)	Net investments in real estate consists of Net investments in properties, Net investments in direct financing leases, Real estate under construction and Equity investments in real estate, as applicable.
(e)	Represents non-recourse and limited-recourse mortgage obligations and deferred acquisition fee installments.
(f)	Represents scheduled mortgage principal payments.

CPA®:17 – Global 2011 10-K — 30

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

Business Overview

As described in more detail in Item 1 of this Report, we are a publicly owned, non-listed REIT that invests in commercial properties leased to companies domestically and internationally. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions and other factors. We earn revenue principally by leasing the properties we own to single corporate tenants, primarily on a triple-net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, contractual rent adjustments, tenant defaults and sales of properties. We were formed in 2007 and are managed by the advisor. We hold substantially all of our assets and conduct substantially all of our business through our operating partnership.

Financial Highlights

(In thousands)

	Years Ended December 31,
	2011	2010	2009
Total revenues	$196,536	$99,463	$50,346
Net income (loss) attributable to CPA®:17 – Global shareholders	49,655	30,454	(7,701)
Cash flow from operating activities	101,515	69,518	35,348

Distributions paid	102,503	60,937	27,193

Supplemental financial measures:
Modified funds from operations	96,766	44,589	19,986
Adjusted cash flow from operating activities	99,496	49,642	23,404

We consider the performance metrics listed above, including certain supplemental metrics that are not defined by GAAP (“non-GAAP”) such as Modified funds from operations (“MFFO”), and Adjusted cash flow from operating activities, to be important measures in the evaluation of our results of operations, liquidity and capital resources. We evaluate our results of operations with a primary focus on the ability to generate cash flow necessary to meet our objectives of funding distributions to shareholders. See Supplemental Financial Measures below for our definition of these measures and reconciliations to their most directly comparable GAAP measure.

Total revenues, Net income attributable to CPA®:17 – Global shareholders, Cash flow from operating activities, MFFO supplemental measure, and Adjusted cash flow from operating activities supplemental measure all increased during 2011 as compared to 2010, primarily reflecting our investment activity during 2011 and 2010.

Changes in Management

On January 2, 2012, our Chairman, Wm. Polk Carey, passed away. As of the date of this Report, our board of directors has nominated Trevor P. Bond, our chief executive officer, to be elected as a director at our 2012 annual shareholders meeting.

Current Trends

General Economic Environment

We are impacted by macro-economic environmental factors, the capital markets, and general conditions in the commercial real estate market, both in the U.S. and globally. During 2011, we saw slow improvement in the U.S. economy following the significant distress experienced in 2008 and 2009. Towards the end of 2011, however, there was an increase in international economic uncertainty as a result of the sovereign debt crisis and a deterioration of economic fundamentals in Europe. Currently, conditions in the U.S. appear to

CPA®:17 – Global 2011 10-K — 31

have stabilized, while the situation in Europe remains uncertain. It is not possible to predict with certainty the outcome of these trends. Nevertheless, our views of the effects of the current financial and economic trends on our business, as well as our response to those trends, are presented below.

Foreign Exchange Rates

We have foreign investments and, as a result, are subject to risk from the effects of exchange rate movements. Our results of foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to foreign currencies. Investments denominated in the Euro accounted for approximately 38% of our annualized contractual minimum base rent at December 31, 2011. International investments carried on our balance sheet are marked to the spot exchange rate as of the balance sheet date. The U.S. dollar strengthened at December 31, 2011 versus the spot rate at December 31, 2010. The Euro/U.S. dollar exchange rate at December 31, 2011, $1.2950, represented a 2% decrease from the December 31, 2010 rate of $1.3253. This strengthening had an unfavorable impact on our balance sheet at December 31, 2011 as compared to our balance sheet at December 31, 2010.

The operational impact of our international investments is measured throughout the year. Due to the volatility of the Euro/U.S. dollar exchange rate during 2011, which ranged between a low of $1.3188 and a high of $1.4439, the average rate we utilized to measure these operations increased by 5% versus 2010. This increase had a favorable impact on 2011 results of operations as compared to the prior year. While we actively manage our foreign exchange risk, a significant unhedged decline in the value of the Euro could have a material negative impact on our NAVs, future results, financial position and cash flows.

During 2011, we entered into 12 foreign currency collars and eight foreign currency forward contracts to hedge against a change in the exchange rate of the Euro versus the U.S. dollar. The collars had a total notional amount of $79.8 million, based on the exchange rate of the Euro to the U.S. dollar at December 31, 2011, and placed a floor on the exchange rate of the Euro to the U.S. dollar at $1.40 and a ceiling on that exchange rate ranging from $1.42 to $1.44. One of these collars settled during 2011, and the remaining collars have quarterly settlement dates between March 2012 and September 2014. The forward contracts had a total notional amount of $109.3 million, based on the exchange rate of the Euro to the U.S. dollar at December 31, 2011, and a strike price ranging from $1.34 to $1.39. These forward contracts had settlement dates ranging from March 2012 to March 2015.

Investor Capital Inflows

Despite sustained competition for investment dollars, capital inflows for non-listed real estate investments trusts overall reflected an increase in average monthly volume during the first half of 2011 as compared to the same prior year period. However, during the second half of the year, capital inflows for non-listed REITs declined reflecting the recent economic uncertainty. For our current offering, we have made a concerted effort to diversify our distribution channels and are seeing a greater portion of our fundraising come from an expanded network of broker-dealers as a result of these efforts.

In October 2010, we filed a registration statement with the SEC for the follow-on offering of up to an additional $1.0 billion of common stock, which was declared effective by the SEC on April 7, 2011 and, as a result, our initial public offering terminated. There can be no assurance that we will sell the full number of shares registered. Through the termination of our initial public offering, we raised $163.8 million during 2011 and raised more than $1.5 billion since beginning fundraising in December 2007. From the beginning of the follow-on offering on April 7, 2011 through December 31, 2011, we raised $418.7 million.

Capital Markets

During 2011, capital markets conditions in the U.S. exhibited some signs of post-crisis improvement, including new issuances of CMBS debt and increasing capital inflows to both commercial real estate debt and equity markets, which helped increase the availability of mortgage financing and sustained transaction volume. Despite increased volatility in the CMBS market as key market participants began to withdraw, and a credit downgrade of U.S. Treasury debt obligations, we have seen the cost for domestic debt stabilize while the Federal Reserve has kept interest rates low and new lenders, including insurers, have introduced capital. Events in the Euro-zone have impacted the price and availability of financing and have affected global commercial real estate capitalization rates, which vary depending on a variety of factors, including asset quality, tenant credit quality, geography and lease term.

Investment Opportunities

Our ability to complete investments fluctuates based on the pricing and availability of transactions and the pricing and availability of financing, among other factors.

CPA®:17 – Global 2011 10-K — 32

Times of economic uncertainty may also present opportunities in the sale-leaseback market. We continue to see investment opportunities that we believe will allow us to enter into transactions on favorable terms. Although capitalization rates have begun to vary widely, we believe that the investment environment remains attractive. We have benefited from the de-leveraging of corporate debt and recent new construction activity that has provided attractive investment opportunities for net lease investors such as ourselves. To the extent that these trends continue and we are able to achieve sufficient levels of fundraising, we believe that our investment volume will benefit. While the investment community continues to remain risk averse, we will experience increased competition for investments, both domestically and internationally because net lease financing market is perceived as a relatively more conservative investment vehicle, and further capital inflows into the marketplace could put additional pressure on the returns that we can generate from our investments and our willingness and ability to execute transactions. In addition, we expect to continue to expand our ability to source deals in other markets.

We entered into investments totaling approximately $1.1 billion during 2011, an increase of $0.1 billion over the prior year, and based on current conditions we expect that we will be able to continue to take advantage of the investment opportunities we are seeing in the U.S. and internationally through the near term. Investment volume reflects international investments of 56% (on a pro rata basis) during 2011. While this international activity fluctuates from quarter to quarter, we currently expect that such transactions will continue to form a significant portion of our investments, although the relative portion of international investments in any given period will vary.

We calculate net operating income for each investment we make as the rent that we receive from a tenant, less debt service for any financing obtained for our investment in such property. The capitalization rate for an investment is a function of the purchase price that we are willing to pay for an investment, the rent that the tenant is willing to pay, and the risk we are willing to assume. In our target markets, we have recently seen capitalization rates in the U.S. ranging from 6.25% to 11.0% and ranging from 6.5% to 12.0% internationally. The variability is due largely to the quality of the underlying assets, tenant credit quality, and the terms of the leases.

Financing Conditions

During 2011, we saw continued improvement in the U.S. credit and real estate financing markets despite the U.S. sovereign credit downgrade as new lenders entered the marketplace and the U.S. Treasury kept interest rates low. However, the sovereign debt issues in Europe that began in the second quarter of 2011 increased the cost of debt in certain international markets and made it more challenging for us to obtain debt for certain international deals. During 2011, we obtained non-recourse and limited-recourse mortgage financing totaling $386.9 million (on a pro rata basis).

Real Estate Sector

As noted above, the commercial real estate market is impacted by a variety of macro-economic factors, including but not limited to growth in gross domestic product, unemployment, interest rates, inflation, and demographics. We have seen modest improvements in these domestic macro-economic factors since the beginning of the credit crisis. However, internationally these fundamentals have not significantly improved, which may result in higher vacancies, lower rental rates, and lower demand for vacant space in future periods related to international properties. We are chiefly affected by changes in the appraised values of our properties, tenant defaults, inflation, lease expirations, and occupancy rates.

Credit Quality of Tenants

As a net lease investor, we are exposed to credit risk within our tenant portfolio, which can reduce our results of operations and cash flow from operations if our tenants are unable to pay their rent. Tenants experiencing financial difficulties may become delinquent on their rent and/or default on their leases and, if they file for bankruptcy protection, may reject our lease in bankruptcy court, resulting in reduced cash flow, which may negatively impact our NAV and require us to incur impairment charges. Even where a default has not occurred and a tenant is continuing to make the required lease payments, we may restructure or renew leases on less favorable terms, or the tenant’s credit profile may deteriorate, which could affect the value of the leased asset and could in turn require us to incur impairment charges.

Despite signs of improvement in domestic general business conditions during 2011, which had a favorable impact on the overall credit quality of our tenants, we believe that there still remain significant risks to an economic recovery, particularly in the Euro-zone. As of the date of this Report, we have no exposure to tenants operating under bankruptcy protection. It is possible, however, that tenants may file for bankruptcy or default on their leases in the future and that economic conditions may again deteriorate.

To mitigate credit risk, we have historically looked to invest in assets that we believe are critically important to our tenants’ operations and have attempted to diversify our portfolio by tenant, tenant industry and geography. We also monitor tenant performance through

CPA®:17 – Global 2011 10-K — 33

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

Inflation

Inflation impacts our lease revenues because our leases generally have rent adjustments that are either fixed or based on formulas indexed to changes in CPI or other similar indices for the jurisdiction in which the property is located. Because these rent adjustments may be calculated based on changes in the CPI over a multi-year period, changes in inflation rates can have a delayed impact on our results of operations. We have seen a return of moderate inflation during 2011 that we expect will drive rent increases in our portfolio in coming years.

Lease Expirations and Occupancy

Lease expirations and occupancy rates impact our revenues. Our advisor begins discussing options with tenants in advance of scheduled lease expirations. In certain cases, we may obtain lease renewals from our tenants; however, tenants may elect to move out at the end of their term or may elect to exercise purchase options, if any, in their leases. In cases where tenants elect not to renew, we may seek replacement tenants or try to sell the property. Our properties were fully occupied at both December 31, 2011 and December 31, 2010, reflecting a portfolio of relatively new tenants.

Proposed Accounting Changes

The following proposed accounting changes may potentially impact us if the outcome has a significant influence on sale-leaseback demand in the marketplace:

The IASB and FASB have issued an Exposure Draft on a joint proposal that would dramatically transform lease accounting from the existing model. These changes would impact most companies but are particularly applicable to those that are significant users of real estate. The proposal outlines a completely new model for accounting by lessees, whereby their rights and obligations under all leases, existing and new, would be capitalized and recorded on the balance sheet. For some companies, the new accounting guidance may influence whether or not, or the extent to which, they may enter into the type of sale-leaseback transactions in which we specialize. The FASB and IASB met during July 2011 and voted to re-expose the proposed standard. A revised exposure draft for public comment is currently expected to be issued in the first half of 2012, and a final standard is currently expected to be issued by the end of 2012. The boards also reached decisions, which are tentative and subject to change, on a single lessor accounting model and the accounting for variable lease payments, along with several presentation and disclosure issues. As of the date of this Report, the proposed guidance has not yet been finalized, and as such we are unable to determine whether this proposal will have a material impact on our business.

In October 2011, the FASB issued an exposure draft that proposes a new accounting standard for “investment property entities.” Currently, an entity that invests in real estate properties but is not an investment company under the definition set forth by GAAP, is required to measure its real estate properties at cost. The proposed amendments would require all entities that meet the criteria to be investment property entities to follow the proposed guidance, under which investment properties acquired by an investment property entity would initially be measured at transaction price, including transaction costs, and subsequently measured at fair value with all changes in fair value recognized in net income. A detailed analysis is required to determine whether an entity is within the scope of the amendments in this proposed update. An entity in which substantially all of its business activities are investing in a real estate property or properties for total return, including an objective to realize capital appreciation (including certain REITs and real estate funds) would be affected by the proposed amendments. The proposed amendments also would introduce additional presentation and disclosure requirements for an investment property entity. As of the date of this Report, the proposed guidance has not yet been finalized, and as such we are unable to determine whether we meet the definition of an investment property entity and if the proposal will have a material impact on our business.

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

CPA®:17 – Global 2011 10-K — 34

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

We consider Adjusted cash flows from operating activities as a supplemental measure of liquidity in evaluating our ability to sustain distributions to shareholders. We consider this measure useful as a supplemental measure to the extent the source of distributions in excess of equity income in real estate is the result of non-cash charges, such as depreciation and amortization, because it allows us to evaluate the cash flows from consolidated and unconsolidated investments in a comparable manner. In deriving this measure, we exclude cash distributions from equity investments in real estate that are sourced from the sales of the equity investee’s assets or refinancing of debt because we deem them to be returns of investment and not returns on investment.

We focus on measures of cash flows from investing activities and cash flows from financing activities in our evaluation of our capital resources. Investing activities typically consist of the acquisition or disposition of investments in real property and the funding of capital expenditures with respect to real properties. Financing activities primarily consist of the payment of distributions to shareholders, obtaining non-recourse mortgage financing, generally in connection with the acquisition or refinancing of properties, and making mortgage principal payments. Our financing strategy has been to purchase substantially all of our properties with a combination of equity and non-recourse mortgage debt. A lender on a non-recourse mortgage loan generally has recourse only to the property collateralizing such debt and not to any of our other assets. This strategy has allowed us to diversify our portfolio of properties and, thereby, limit our risk. In the event that a balloon payment comes due, we may seek to refinance the loan, restructure the debt with existing lenders, or evaluate our ability to pay the balloon payment from our cash reserves or sell the property and use the proceeds to satisfy the mortgage debt.

Results of Operations

The results of operations presented below for the year ended December 31, 2011 are not expected to be representative of future results because we anticipate that our asset base will increase as we continue to invest capital. As our asset base increases, we expect that property-related revenues and expenses, as well as general and administrative expenses and other revenues and expenses, will increase.

We are dependent upon proceeds received from our follow-on offering to conduct our proposed activities. The capital required to make investments will be obtained from the follow-on offering and from any mortgage indebtedness that we may incur in connection with our investment activity.

The following table presents the components of our lease revenues (in thousands):

	Years Ended December 31,
	2011	2010	2009
Rental income	$124,834	$52,233	$18,333
Interest income from direct financing leases	48,474	40,028	29,117

	$173,308	$92,261	$47,450

CPA®:17 – Global 2011 10-K — 35

The following table sets forth the net lease revenues (i.e., rental income and interest income from direct financing leases) that we earned from lease obligations through our direct ownership of real estate (in thousands):

	Years Ended December 31,
Lessee (Date Acquired or Placed in Service)	2011	2010	2009
The New York Times Company (3/2009) (a)	$27,797	$26,768	$21,751
General Parts Inc., Golden State Supply LLC, Straus-Frank Enterprises LLC, General Parts Distribution LLC and Worldpac Inc. (12/2010)	19,302	766	-
Agrokor d.d. (11/2011, 12/2010, 4/2010) (b)	16,238	6,783	-
Eroski Sociedad Cooperativa (6/2010, 2/2010, 12/2009) (b)	10,851	8,281	101
Terminal Freezers, LLC (1/2011)	10,731	-	-
DTS Distribuidora de Television Digital SA (12/2010) (b)	9,191	-	-
Metro Cash & Carry Italia S.p.A (9/2011) (b) (c)	7,974	-	-
LifeTime Fitness, Inc. (9/2008)	6,847	6,847	6,847
Angelica Corporation (3/2010)	5,093	3,855	-
Flint River Services, LLC (11/2010)	5,079	855	-
Frontier Spinning Mills, Inc. (12/2008) (a)	4,537	4,464	4,469
Actebis Peacock GmbH (7/2008) (a) (b)	4,228	3,967	4,143
McKesson Corporation (formerly US Oncology, Inc.) (12/2009)	4,189	4,189	251
Flanders Corporation (12/2011, 4/2011)	3,962	-	-
JP Morgan Chase Bank, National Association and AT&T Wireless Services (5/2010)	3,935	2,440	-
Kronos Products, Inc. (1/2010)	3,763	3,784	-
TDG Limited (5/2010, 4/2010) (b)	2,928	2,040	-
Laureate Education, Inc. (7/2008)	2,910	2,895	2,893
Sabre Communications Corporation and Cellxion, LLC (6/2010, 8/2008)	2,851	2,695	2,578
Mori Seiki USA, Inc. (12/2009)	2,811	2,811	189
Harbor Freight Tools, USA, Inc. (3/2011)	2,728	-	-
Berry Plastics Corporation ( 4/2011, 3/2010) (d)	2,531	1,548	-
National Express Limited (12/2009) (b)	2,071	1,919	52
Wagon Automotive Nagold GmbH (8/2008) (a) (b) (e)	1,916	2,033	2,316
Other (b)	8,845	3,321	1,860

	$173,308	$92,261	$47,450

(a)	These revenues are generated in consolidated investments, generally with our affiliates, and on a combined basis, include revenues applicable to noncontrolling interests totaling $16.6 million, $15.9 million and $14.0 million for the years ended December 31, 2011, 2010 and 2009, respectively.
(b)	Amounts are subject to fluctuations in foreign currency exchange rates. The average conversion rate for the U.S. dollar in relation to the Euro increased by approximately 5% during the year ended December 31, 2011 as compared to 2010 and decreased by approximately 5% during the year ended December 31, 2010 as compared to 2009, resulting in a positive impact on lease revenues in 2011 and a negative impact on lease revenues in 2010 for our Euro-denominated investments.
(c)	We entered into the Metro Cash & Carry Italia S.p.A (“Metro”) transaction for a total cost of $395.5 million, which had a capitalization rate of approximately 8.0%.
(d)	One of our equity method investments, which we entered into with an affiliate, leases another property to this lessee.
(e)	The decrease in 2010 was primarily due to the sale of a parcel of land in April 2010 which resulted in a subsequent reduction of rent.

CPA®:17 – Global 2011 10-K — 36

We recognize income from equity investments in real estate, of which lease revenues are a significant component. The following table sets forth the net lease revenues earned by these investments. Amounts provided are the total amounts attributable to the investments and do not represent our proportionate share (dollars in thousands):

	Ownership Interest	Years Ended December 31,
Lessee (Date Acquired)	at December 31, 2011	2011	2010	2009
Hellweg Die Profi-Baumarkte GmbH & Co. KG (5/2011) (a) (b)	33%	$24,543	$-	$-
U-Haul Moving Partners, Inc. and Mercury Partners, LP (5/2011) (b)	12%	21,695	-	-
C1000 BV (1/2011) (a)	85%	14,519	-	-
Tesco plc (7/2009) (a)	49%	7,720	7,337	3,420
Berry Plastics Corporation (12/2007) (c)	50%	6,649	6,666	6,641
Eroski Sociedad Cooperativa - Mallorca (6/2010) (a)	30%	3,235	1,710	-
Dick’s Sporting Goods, Inc. (5/2011) (b)	45%	2,104	-	-

		$80,465	$15,713	$10,061

(a)	Amounts are subject to fluctuations in foreign currency exchange rates. The average conversion rate for the U.S. dollar in relation to the Euro increased by approximately 5% during the year ended December 31, 2011 as compared to 2010 and decreased by approximately 5% during the year ended December 31, 2010 as compared to 2009, resulting in a positive impact on lease revenues in 2011 and a negative impact on lease revenues in 2010 for our Euro-denominated investments.
(b)	We acquired our interest in this investment in May 2011 from CPA®:14 (Note 3). The amounts provided for 2011 represent leave revenues earned by the investment from the acquisition date.
(c)	We also consolidate an investment with one of our affiliates that leases another property to this lessee.

Lease Revenues

As of December 31, 2011, 53% of our net leases, based on annualized contractual minimum base rent, provide for adjustments based on formulas indexed to changes in the CPI, or other similar indices for the jurisdiction in which the property is located, some of which have caps and/or floors. In addition, 41% of our net leases on that same basis have fixed rent adjustments. We own international investments and, therefore, lease revenues from these investments are subject to fluctuations in exchange rate movements in foreign currencies, primarily the Euro. During the quarter ended December 31, 2011, we entered into six new leases with a total contractual minimum base rent of $7.5 million and a weighted average term of 19.9 years. We did not provide for any tenant concessions in connection with these new leases.

2011 vs. 2010 — For the year ended December 31, 2011 as compared to 2010, lease revenues increased by $81.0 million, primarily due to our investment activity during 2010 and 2011, which contributed revenues of $68.6 million. In addition, scheduled rent increases at several properties and positive fluctuations in foreign currency exchange rates contributed $8.1 million and $1.3 million, respectively, of the increases in lease revenues.

2010 vs. 2009 — For the year ended December 31, 2010 as compared to 2009, lease revenues increased by $44.8 million primarily due to our investment activity in 2010 and 2009.

Other Operating Income

Other operating income generally consists of costs reimbursable by tenants and non-rent related revenues. Reimbursable tenant costs are recorded as both income and property expense, and, therefore, have no impact on net income.

2011 vs. 2010 — For the year ended December 31, 2011 as compared to 2010, other operating income increased by $1.4 million, primarily due to an increase in reimbursable tenant costs as a result of our investment activity in 2011 and 2010.

2010 vs. 2009 — For the year ended December 31, 2010 as compared to 2009, other operating income increased by $1.3 million, primarily due to an increase in reimbursable tenant costs as a result of our investment activity in 2010 and 2009.

CPA®:17 – Global 2011 10-K — 37

Interest Income

2011 vs. 2010 — For the year ended December 31, 2011 as compared to 2010, interest income increased by $3.1 million, primarily as a result of interest income recognized during 2011 related to notes receivable acquired during 2011 and 2010.

2010 vs. 2009 — For the year ended December 31, 2010 as compared to 2009, interest income increased by $0.8 million, primarily as a result of $1.3 million in interest income from a participation in the limited-recourse mortgage loan outstanding related to our New York Times investment that we purchased in July 2010, partially offset by a $0.7 million decrease in interest income from CMBS investments. Following the recognition of impairment charges during the fourth quarter of 2009, the carrying value of the CMBS investments was equal to the amount of cash flows we expect to collect, and therefore no amounts were accreted into income during the year ended December 31, 2010.

Other Real Estate Operations

Other real estate operations represent the results of operations (revenues and operating expenses) of our hotel investment and self-storage properties.

2011 vs. 2010 — For the year ended December 31, 2011 as compared to 2010, our results of operations reflected increases in income and expenses of $11.5 million and $6.7 million, respectively, primarily due to the acquisition of 44 self-storage properties during 2011.

2010 vs. 2009 - For the year ended December 31, 2010 as compared to 2009, our results of operations reflected income and expenses from our hotel investment, which we acquired in May 2010, of $2.2 million and $1.3 million, respectively, for the year ended December 31, 2010.

Depreciation and Amortization

2011 vs. 2010 — For the year ended December 31, 2011 as compared to 2010, depreciation and amortization increased by $29.2 million, as a result of investments we entered into during 2010 and 2011.

2010 vs. 2009 - For the year ended December 31, 2010 as compared to 2009, depreciation and amortization increased by $9.2 million, related to investments we entered into during 2009 and 2010.

General and Administrative

2011 vs. 2010 — For the year ended December 31, 2011 as compared to 2010, general and administrative expense increased by $11.3 million, primarily due to an increase in acquisition-related fees and expenses of $6.4 million; an increase in professional fees of $2.4 million; and an increase in management expenses of $1.3 million. Acquisition-related fees and expenses incurred in 2011 were primarily related to the acquisition of 44 self storage properties. Both professional fees and management expenses increased in connection with recent investment activity. Professional fees include legal, accounting and investor-related expenses incurred in the normal course of business. Management expenses include our reimbursements to the advisor for the allocated costs of personnel and overhead in providing management of our day-to-day operations, including accounting services, shareholder services, corporate management, and property management and operations.

2010 vs. 2009 — For the year ended December 31, 2010 as compared to 2009, general and administrative expense increased by $1.8 million, primarily due to increases in professional fees of $0.9 million and management expenses of $0.5 million.

Property Expenses

2011 vs. 2010 — For the year ended December 31, 2011 as compared to 2010, property expenses increased by $12.3 million primarily due to increases in asset management fees of $8.4 million, professional fees of $1.5 million and reimbursable tenant costs of $1.4 million. Asset management fees, professional fees, and reimbursable tenant costs increased as a result of our 2010 and 2011 investment activity. Professional fees include legal and accounting expenses incurred for certain properties. Reimbursable tenant costs are recorded as both revenue and expenses and, therefore, have no impact on our results of operations.

2010 vs. 2009 — For the year ended December 31, 2010 as compared to 2009, property expenses increased by $3.7 million, primarily due to increases in asset management fees of $2.6 million and reimbursable tenant costs of $1.2 million. Asset management fees increased as a result of 2010 investment volume.

CPA®:17 – Global 2011 10-K — 38

Impairment Charges

Our impairment charges are more fully described in Note 12 to the consolidated financial statements. During 2009, we incurred impairment charges of $8.3 million related to properties leased to Waldaschaff Automotive GmbH and Wagon Automotive Nagold GmbH. We recognized an impairment charge of $7.5 million related to the Waldaschaff Automotive GmbH property, which was formerly leased to Wagon Automotive GmbH, to reduce the property’s carrying value to its estimated fair value. In addition, we recognized an impairment charge of $0.8 million related to the Wagon Automotive Nagold GmbH property to reflect the decline in its estimated residual value.

Additionally, during 2009 we incurred other-than-temporary impairment charges on our CMBS portfolio totaling $17.1 million to reduce the carrying value of the portfolio to its estimated fair value as a result of increased delinquencies in our CMBS portfolio and our expectation of future credit losses. Of the total impairment charges, we recognized $15.6 million in earnings related to our expected credit losses and $1.5 million in Other comprehensive loss in equity related to non-credit factors.

Income from Equity Investments in Real Estate

Income from equity investments in real estate represents our proportionate share of net income or net loss (revenue less expenses) from investments entered into with affiliates in which we have a noncontrolling interest but over which we exercise significant influence.

2011 vs. 2010 — For the year ended December 31, 2011 as compared to 2010, income from equity investments in real estate increased by $3.9 million, primarily due to our investments in the C1000 B.V. (“C1000”) investment in January 2011 and the Eroski Socieded Cooperativa - Mallorca investment in June 2010, which contributed an increase to income of $4.0 million and $0.4 million, respectively. These increases in income were partially offset by net losses of $1.1 million recognized during 2011 on the investments we purchased from CPA®:14 primarily due to the amortization of basis differences (Note 6).

2010 vs. 2009 — For the year ended December 31, 2010 as compared to 2009, income from equity investments in real estate increased $0.3 million, primarily due to our investment in the Eroski - Mallorca investment in June 2010, which contributed income of $0.4 million during 2010.

Other Income and (Expenses)

Other income and (expenses) primarily consists of gains and losses on foreign currency transactions and derivative instruments. We and certain of our foreign consolidated subsidiaries have intercompany debt and/or advances that are not denominated in the entity’s functional currency. When the intercompany debt or accrued interest thereon is remeasured against the functional currency of the entity, a gain or loss may result. For intercompany transactions that are of a long-term investment nature, the gain or loss is recognized as a cumulative translation adjustment in Other comprehensive income or loss. We also recognize gains or losses on foreign currency transactions when we repatriate cash from our foreign investments. In addition, we have certain derivative instruments, including common stock warrants and foreign currency contracts that are not designated as hedging instruments, for which realized and unrealized gains and losses are included in earnings. The timing and amount of such gains and losses cannot always be estimated and are subject to fluctuation.

2011 vs. 2010 — For the year ended December 31, 2011 as compared to 2010, other income increased by $6.2 million, mainly due to realized foreign currency transaction gains on cash repatriation from our foreign investments during 2011.

2010 vs. 2009 — For the year ended December 31, 2010, we recognized net other income of $0.8 million as compared to net other expenses of $2.3 million recognized in 2009. These income and expenses recognized in the respective years were primarily comprised of realized foreign currency transaction gains, principally as a result of cash received from foreign subsidiaries in connection with intercompany debt and foreign investments acquired in 2010.

Interest Expense

2011 vs. 2010 — For the year ended December 31, 2011 as compared to 2010, interest expense increased by $23.5 million, primarily as a result of mortgage financing obtained and assumed in connection with our investment activity during 2011 and 2010.

2010 vs. 2009 — For the year ended December 31, 2010 as compared to 2009, interest expense increased by $17.0 million primarily as a result of mortgage financing obtained during 2010 and 2009 in connection with our investment activity.

CPA®:17 – Global 2011 10-K — 39

Provision for Income Taxes

2011 vs. 2010 — For the year ended December 31, 2011 as compared to 2010, provision for income taxes increased by $0.8 million, primarily due to increases in foreign taxes incurred on new international investments during 2011 and 2010.

Income from Discontinued Operations

For the year ended December 31, 2011, we recognized income from discontinued operations of $1.3 million, primarily due to a net gain on the sale of properties of $0.8 million and income generated from the operations of these properties of $0.5 million.

Net Income Attributable to Noncontrolling Interests

2011 vs. 2010 — For the year ended December 31, 2011 as compared to 2010, net income attributable to noncontrolling interests increased by $5.5 million, primarily due to an increase in cash distributions paid to the advisor of $4.9 million as a result of our 2011 and 2010 investment activity. As discussed in Note 2 to the consolidated financial statements, the advisor owns a special general partner interest in our operating partnership. As a special general partner, we pay the advisor up to 10% of distributions of available cash of our operating partnership (Note 3).

2010 vs. 2009 — For the year ended December 31, 2010 as compared to 2009, net income attributable to noncontrolling interests increased by $5.5 million. We recognized net income attributable to noncontrolling interests from the Wagon investment of $0.3 million in 2010 as compared to a net loss of $2.5 million in 2009 primarily due to impairment charges taken in 2009 (Note 12). In addition, cash distributions paid to the advisor increased by $2.5 million as a result of our investment activity in 2010 and 2009.

Net Income Attributable to CPA®:17 – Global Shareholders

2011 vs. 2010 — For the year ended December 31, 2011 as compared to 2010, the resulting net income attributable to CPA®:17 – Global shareholders increased by $19.2 million.

2010 vs. 2009 — For the year ended December 31, 2010, the resulting net income attributable to CPA®:17 – Global shareholders was $30.5 million as compared to a net loss of $7.7 million for 2009.

Modified Funds from Operations

MFFO is a non-GAAP measure that we use to evaluate our business. For a definition of MFFO and reconciliation to net income attributable to CPA®:17 – Global shareholders, see Supplemental Financial Measures below.

2011 vs. 2010 — For the year ended December 31, 2011 as compared to 2010, MFFO increased by $52.2 million, primarily as a result of our investment activity in 2011 and 2010.

2010 vs. 2009 — For the year ended December 31, 2010 as compared to 2009, MFFO increased by $24.6 million, primarily as a result of our investment activity in 2010 and 2009.

Financial Condition

Sources and Uses of Cash During the Year

We expect to continue to invest the proceeds of our follow-on offering in a diversified portfolio of income-producing commercial properties and other real estate related assets. We use the cash flow generated from our investments to meet our operating expenses, service debt and fund distributions to shareholders. Our cash flows fluctuate period to period due to a number of factors, which may include, among other things, the timing of purchases and sales of real estate, the timing of the receipt of proceeds from and the repayment of non-recourse mortgage loans and receipt of lease revenues, the advisor’s annual election to receive fees in shares of our common stock or cash, the timing and characterization of distributions from equity investments in real estate, payment to the advisor of the quarterly installment of deferred acquisition fees and interest thereon and changes in foreign currency exchange rates. Despite these fluctuations, we believe that we will generate sufficient cash from operations and from equity distributions in excess of equity income in real estate to meet our normal recurring short-term and long-term liquidity needs. However, until we have fully invested the proceeds of our follow-on offering, we have used, and expect in the future to use a portion of the offering proceeds to fund our operating activities and distributions to shareholders (see Financing Activities below). We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the year are described below.

CPA®:17 – Global 2011 10-K — 40

Operating Activities

During year ended December 31, 2011, we used cash flows provided by operating activities of $101.5 million to fund cash distributions to shareholders of $52.3 million, excluding $50.2 million in distributions that were reinvested by shareholders through our distribution reinvestment and share purchase plan, and to pay distributions of $23.2 million to affiliates that hold noncontrolling interests in various entities with us. For 2011, the advisor elected to continue to receive its asset management fees in shares of our common stock, and as a result, we paid asset management fees of $11.2 million through the issuance of stock rather than in cash.

Investing Activities

Our investing activities are generally comprised of real estate-related transactions (purchases and sales), payment of deferred acquisition fees to the advisor and capitalized property-related costs. During the year ended December 31, 2011, we used $658.5 million to acquire several consolidated investments, including $164.9 million for the Metro transaction and $133.7 million for the acquisition of the 44 self-storage properties, and to fund construction costs on several build-to suit projects. In addition, we made contributions of $228.5 million in connection with our 2011 investment activity to acquire interests in unconsolidated investments, including $172.4 million related to our equity investment in properties leased to C1000 and $55.7 million to acquire interests in three investments from CPA®:14. We also used $30.0 million to provide financing for a property developer. We received $49.6 million in proceeds from the full repayment of our participation in the limited-recourse mortgage loan related to our New York Times investment in connection with the refinancing of the loan, $90.6 million in distributions from our equity investments in real estate in excess of cumulative equity income, and proceeds of $19.8 million from the sale of two Canadian properties previously leased to CARQUEST. We placed $166.7 million in escrow, of which the full amount was released in the same period for the Metro transaction, in addition to funds totaling $29.6 million and $20.3 million, respectively, that were invested in and released from lender-held investment accounts. We paid foreign value added taxes, or “VAT”, totaling $4.6 million during the year ended December 31, 2011 in connection with several international investments and recovered $29.3 million of foreign VAT during the year, including amounts paid in prior years. Payments of deferred acquisition fees to the advisor totaled $14.5 million.

Financing Activities

As noted above, during the year ended December 31, 2011, we paid distributions to shareholders and to affiliates that hold noncontrolling interests in various entities we consolidate. We also made scheduled mortgage principal installments of $14.1 million. We received $575.3 million in net proceeds from our initial and follow-on public offerings and $243.5 million in proceeds from mortgage financings related to 2011 and 2010 investment activity. In connection with our financing activities, we paid mortgage financing costs totaling $9.4 million. In February 2011, we borrowed $90.0 million from the advisor to fund the acquisition of our interest in the C1000 equity investment and repaid this amount in full in April 2011. Funds totaling $8.9 million and $17.9 million, respectively, were released from and placed into lender-held escrow accounts for mortgage-related payments.

Our objectives are to generate sufficient cash flow over time to provide shareholders with increasing distributions and to seek investments with potential for capital appreciation throughout varying economic cycles. During the year ended December 31, 2011, we have declared distributions to shareholders totaling $113.3 million, which were comprised of cash distributions of $58.1 million and $55.2 million of distributions reinvested by shareholders. We have funded $99.5 million, or 88%, of these distributions from Adjusted cash flow from operating activities with the remainder being funded from proceeds of our public offerings. In determining our distribution policy during the periods we are raising funds and investing capital, we place primary emphasis on projections of cash flow from operations, together with equity distributions in excess of equity income in real estate, from our investments, rather than on historical results of operations (though these and other factors may be a part of our consideration). In setting a distribution rate, we thus focus primarily on expected returns from those investments we have already made, as well as our anticipated rate of future investment, to assess the sustainability of a particular distribution rate over time.

We maintain a quarterly redemption plan pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from shareholders seeking liquidity. For 2011, we received requests to redeem 961,968 shares of our common stock pursuant to our redemption plan, all of which were redeemed during 2011. We used $9.1 million to redeem the shares at a price per share of $9.30. We funded share redemptions during the year ended December 31, 2011 from the proceeds of the sale of shares of our common stock pursuant to our distribution reinvestment and stock purchase plan.

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

CPA®:17 – Global 2011 10-K — 41

Adjusted Cash Flow from Operating Activities

Adjusted cash flow from operating activities is a non-GAAP measure we use to evaluate our business. For a definition of adjusted cash flow from operating activities and reconciliation to cash flow from operating activities, see Supplemental Financial Measures below.

Our adjusted cash flow from operating activities for 2011 and 2010 was $99.5 million and $49.6 million, respectively. This increase was primarily due to increases in property-level cash flow generated from our investment activity during 2010 and 2011.

Summary of Financing

The table below summarizes our non-recourse and limited-recourse debt (dollars in thousands):

	December 31,
	2011	2010
Balance
Fixed rate	$772,259	$516,103
Variable rate (a)	381,995	151,375

Total	$1,154,254	$667,478

Percent of total debt
Fixed rate	67%	77%
Variable rate (a)	33%	23%

	100%	100%

Weighted-average interest rate at end of year
Fixed rate	6.1%	6.2%
Variable rate (a)	4.0%	5.4%

(a)	Variable-rate debt at December 31, 2011 included of (i) $252.4 million that has been effectively converted to a fixed-rate through interest rate swap derivative instruments, (ii) $122.7 million that was subject to an interest rate cap, but for which the applicable interest rate was below the effective interest rate of the cap at December 31, 2011, and (iii) $6.9 million in mortgage loan obligations that bore interest at fixed rates but have interest rate reset features that may change the interest rates to then-prevailing market fixed rates (subject to specific caps) at certain points during their terms. At December 31, 2011, we had no interest rate resets or expirations of interest rate swaps or caps scheduled to occur during the next twelve months.

Cash Resources

At December 31, 2011, our cash resources consisted of cash and cash equivalents totaling $180.7 million. Of this amount, $34.6 million, at then-current exchange rates, was held by foreign subsidiaries. We could be subject to restrictions or significant costs should we decide to repatriate these amounts. We also had unleveraged properties that had an aggregate carrying value of $323.6 million at December 31, 2011, although there can be no assurance that we would be able to obtain financing for these properties. In April 2011, the SEC declared our registration statement effective for our follow-on offering of up to $1.0 billion of common stock. Our initial public offering terminated on April 7, 2011, the date which the registration statement for our follow-on offering was declared effective by the SEC. Our cash resources may be used for future investments, working capital needs and other commitments.

Cash Requirements

During 2012, we expect that our cash payments will include paying distributions to our shareholders and to our affiliates who hold noncontrolling interests in our subsidiaries, making scheduled mortgage loan principal payments, including balloon payments of $4.5 million, reimbursing the advisor for costs incurred on our behalf and paying normal recurring operating expenses. We expect to continue to use funds raised from our initial public offering and follow-on offering to invest in new properties.

CPA®:17 – Global 2011 10-K — 42

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, other contractual obligations , and off-balance sheet arrangements at December 31, 2011 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Non-recourse and limited-recourse debt — principal (a)	$1,155,131	$21,532	$61,757	$348,402	$723,440
Deferred acquisition fees — principal	22,748	13,184	9,158	406	-
Interest on borrowings and deferred acquisition fees	418,218	63,400	120,288	107,151	127,379
Subordinated disposition fees (b)	202	-	-	-	202
Build-to-suit commitment (c)	13,710	13,710	-	-	-
Lending commitment (d)	57,199	20,330	36,869	-	-
Operating and other lease commitments (e)	3,071	609	1,212	1,060	190

	$1,670,279	$132,765	$229,284	$457,019	$851,211

(a)	Excludes $0.9 million of unamortized discount on two notes, which is included in Non-recourse and limited recourse debt at December 31, 2011.
(b)	Payable to the advisor, subject to meeting contingencies, in connection with any liquidity event. There can be no assurance that any liquidity event will be achieved in this time frame.
(c)	Represents remaining build-to-suit commitments on five projects. As of December 31, 2011, total estimated construction costs for these projects were projected to be $82.7 million in the aggregate, of which $69.0 million had been funded at that date. Amounts are based on the exchange rate of the Euro on the date of acquisition, as applicable.
(d)	Represents unfunded amount on a commitment to provide two loans to two developers of two domestic build-to-suit projects. As of December 31, 2011, the total commitment for these loans was for up to $158.1 million, of which $100.9 million had been funded at that date.
(e)	Operating and other lease commitments consist primarily of rent obligations under ground leases and of our share of future minimum rents payable under an office cost-sharing agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities. Amounts under the cost-sharing agreement are allocated among the entities based on gross revenues and are adjusted quarterly. We anticipate that our share of future minimum lease payments will increase as we continue to invest the proceeds of our public offerings.

Amounts in the table above related to our foreign operations are based on the exchange rate of the local currencies at December 31, 2011, which consisted primarily of the Euro. At December 31, 2011, we had no material capital lease obligations for which we were the lessee, either individually or in the aggregate.

CPA®:17 – Global 2011 10-K — 43

Equity Method Investments

We have investments in unconsolidated investments that own single-tenant properties that are typically net leased to corporations. Generally, the underlying investments are jointly-owned with our affiliates. Certain financial information for these investments and our ownership interest in the investments at December 31, 2011 is presented below. Certain financial information provided represents the total amounts attributable to the investments and does not represent our proportionate share (dollars in thousands):

Lessee	Ownership Interest at December 31, 2011	Total Assets	Non-recourse Third-Party Debt	Maturity Date
C1000 BV (a)	85%	$195,649	$91,298	3/2013
U-Haul Moving Partners, Inc. and Mercury Partners, LP (b)	12%	279,711	155,777	5/2014
Tesco plc (a)	49%	83,140	43,473	6/2016
Hellweg Die Profi-Baumarkte GmbH & Co. KG (a) (b)	33%	433,528	357,205	4/2017
Berry Plastics Corporation	50%	76,447	28,019	6/2020
Dick’s Sporting Goods, Inc. (b)	45%	26,705	21,517	1/2022
Eroski Sociedad Cooperativa - Mallorca (a)	30%	30,162	-	N/A

		$1,125,342	$697,289

(a)	Dollar amounts shown are based on the exchange rate of the Euro at December 31, 2011.
(b)	We acquired our interest in this investment from CPA®:14 in May 2011 (Note 3).

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

Classification of Real Estate Leases

We classify our leases for financial reporting purposes at the inception of a lease, or when significant lease terms are amended, as either real estate leased under operating leases or net investment in direct financing leases. This classification is based on several criteria, including, but not limited to, estimates of the remaining economic life of the leased assets and the calculation of the present value of future minimum rents. We estimate remaining economic life relying in part upon third-party appraisals of the leased assets. We calculate the present value of future minimum rents using the lease’s implicit interest rate, which requires an estimate of the residual value of the leased assets as of the end of the non-cancelable lease term. Estimates of residual values are generally determined by us relying in part upon third-party appraisals. Different estimates of residual value result in different implicit interest rates and

CPA®:17 – Global 2011 10-K — 44

could possibly affect the financial reporting classification of leased assets. The contractual terms of our leases are not necessarily different for operating and direct financing leases; however, the classification is based on accounting pronouncements that are intended to indicate whether the risks and rewards of ownership are retained by the lessor or substantially transferred to the lessee. We believe that we retain certain risks of ownership regardless of accounting classification. Assets related to leases classified as net investment in direct financing leases are not depreciated but are written down to expected residual value over the lease term. Therefore, the classification of leases may have a significant impact on net income even though it has no effect on cash flows.

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

For an entity that is not considered to be a VIE, the general partners in a limited partnership (or similar entity) are presumed to control the entity regardless of the level of their ownership and, accordingly, may be required to consolidate the entity. We evaluate the partnership agreements or other relevant contracts to determine whether there are provisions in the agreements that would overcome this presumption. If the agreements provide the limited partners with either (i) the substantive ability to dissolve or liquidate the

CPA®:17 – Global 2011 10-K — 45

limited partnership or otherwise remove the general partners without cause or (ii) substantive participating rights, the limited partners’ rights overcome the presumption of control by a general partner of the limited partnership, and, therefore, the general partner must account for its investment in the limited partnership using the equity method of accounting.

When we obtain an economic interest in an entity that is structured at the date of acquisition as a tenancy-in-common interest, we evaluate the tenancy-in-common agreements or other relevant documents to ensure that the entity does not qualify as a VIE and does not meet the control requirement required for consolidation. We also use judgment in determining whether the shared decision-making involved in a tenancy-in-common interest investment creates an opportunity for us to have significant influence on the operating and financial decisions of these investments and thereby creates some responsibility by us for a return on our investment. We account for tenancy-in-common interests under the equity method of accounting.

Impairments

On a quarterly basis, we assess whether there are any indicators that the value of our long-lived assets may be impaired or that their carrying value may not be recoverable. These impairment indicators include, but are not limited to, the vacancy of a property that is not subject to a lease; a lease default by a tenant that is experiencing financial difficulty; the termination of a lease by a tenant or the rejection of a lease in a bankruptcy proceeding. We may incur impairment charges on long-lived assets, including real estate, direct financing leases, assets held for sale and equity investments in real estate. We may also incur impairment charges on marketable securities and CMBS investments. Estimates and judgments used when evaluating whether these assets are impaired are presented below.

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

Assets Held for Sale

We classify real estate assets that are accounted for as operating leases as held for sale when we have entered into a contract to sell the property, all material due diligence requirements have been satisfied and we believe it is probable that the disposition will occur within one year. When we classify an asset as held for sale, we calculate its estimated fair value as the expected sale price, less expected selling costs. We base the expected sale price on the contract and the expected selling costs on information provided by brokers and legal counsel. We then compare the asset’s estimated fair value to its carrying value, and if the estimated fair value is less than the property’s carrying value, we reduce the carrying value to the estimated fair value. We will continue to review the property for subsequent changes in the estimated fair value, and may recognize an additional impairment charge if warranted.

CPA®:17 – Global 2011 10-K — 46

If circumstances arise that we previously considered unlikely and, as a result, we decide not to sell a property previously classified as held for sale, we reclassify the property as held and used. We measure and record a property that is reclassified as held and used at the lower of (i) its carrying amount before the property was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the property been continuously classified as held and used, or (ii) the estimated fair value at the date of the subsequent decision not to sell.

Equity Investments in Real Estate

We evaluate our equity investments in real estate on a periodic basis to determine if there are any indicators that the value of our equity investment may be impaired and to establish whether or not that impairment is other-than-temporary.

To the extent impairment has occurred, we measure the charge as the excess of the carrying value of our investment over its estimated fair value, which is determined by multiplying the estimated fair value of the underlying investment’s net assets by our ownership interest percentage. For our unconsolidated investments in real estate, we calculate the estimated fair value of the underlying investment’s real estate or net investment in direct financing lease as described in Real Estate and Direct Financing Leases above. The fair value of the underlying investment’s debt, if any, is calculated based on market interest rates and other market information. The fair value of the underlying investment’s other financial assets and liabilities (excluding net investment in direct financing leases) have fair values that approximate their carrying values.

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

Under current authoritative accounting guidance, if the debt security’s market value is below its amortized cost and we either intend to sell the security or it is more likely than not that we will be required to sell the security before its anticipated recovery, we record the entire amount of the other-than-temporary impairment charge in earnings.

We do not intend to sell our CMBS investments, and we do not expect that it is more likely than not that we will be required to sell these investments before their anticipated recovery. We perform an additional analysis to determine whether we expect to recover our amortized cost basis in the investment. If we determine that a decline in the estimated fair value of our CMBS investments has occurred that is other-than-temporary and we do not expect to recover the entire amortized cost basis, we calculate the total other-than-temporary impairment charge as the difference between the CMBS investments’ carrying value and their estimated fair value. We then separate the other-than-temporary impairment charge into the portion of the loss related to noncredit factors, such as the illiquidity of the securities (the “noncredit loss portion”), and the portion related to credit factors (the “credit loss portion”). We determine the noncredit loss portion by analyzing the changes in spreads on high credit quality CMBS securities as compared with the changes in spreads on the CMBS securities being analyzed for other-than-temporary impairment. We generally perform this analysis over a time period from the date of acquisition of the debt securities through the date of the analysis. Any resulting loss is deemed to represent losses due to the illiquidity of the debt securities and is recorded as the noncredit loss portion. We then measure the credit loss portion of the other-than-temporary impairment as the residual amount of the other-than-temporary impairment. We record the noncredit loss portion as a separate component of Other comprehensive income or loss in equity and the credit loss portion in earnings.

Following recognition of the other-than-temporary impairment, the difference between the new cost basis of the CMBS investments and cash flows expected to be collected is accreted to Interest income from CMBS over the remaining expected lives of the securities.

Interest Capitalized in Connection with Real Estate Under Construction

Operating real estate is stated at cost less accumulated depreciation. Interest directly related to build-to-suit projects is capitalized. Interest capitalized in 2011, 2010 and 2009 was $3.5 million, $0.3 million, and $1.1 million, respectively. We consider a build-to-suit project as substantially completed upon the completion of improvements. If portions of a project are substantially completed and occupied and other portions have not yet reached that stage, the substantially completed portions are accounted for separately. We allocate costs incurred between the portions under construction and the portions substantially completed and only capitalize those costs associated with the portion under construction. We do not have a credit facility and determine an interest rate to be applied for capitalizing interest based on an average rate on our outstanding non-recourse mortgage debt.

CPA®:17 – Global 2011 10-K — 47

Subsequent Event

In January 2012, we entered into a domestic investment for eight office facilities located in Minnesota for a total cost of approximately $168.7 million. In connection with this investment, we obtained non-recourse mortgage financing totaling $92.4 million, at a variable annual interest rate that has been fixed at 3.87% through an interest rate swap and a term of 5 years.

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

Funds from Operations (“FFO”) and Modified Funds from Operations

Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts, Inc., or NAREIT, an industry trade group, has promulgated a measure known as funds from operations, or FFO, which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to nor a substitute for net income or loss as determined under GAAP.

We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004, or the White Paper. The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property, impairment charges on real estate and depreciation and amortization; and after adjustments for unconsolidated partnerships and joint investments. Adjustments for unconsolidated partnerships and joint investments are calculated to reflect FFO. Our FFO calculation complies with NAREIT’s policy described above.

The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances and/or is requested or required by lessees for operational purposes in order to maintain the value disclosed. We believe that, since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative. Historical accounting for real estate involves the use of GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP. Nevertheless, we believe that the use of FFO, which excludes the impact of real estate-related depreciation and amortization as well as impairment charges of real estate-related assets, provides a more complete understanding of our performance to investors and to management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. In particular, we believe it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions which can change over time. An asset will only be evaluated for impairment if certain impairment indications exist and if the carrying, or book value, exceeds the total estimated undiscounted future cash flows (including net rental and lease revenues, net proceeds on the sale of the property, and any other ancillary cash flows at a property or group level under GAAP) from such asset. Investors should note, however, that determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property, including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of FFO described above, investors are cautioned that, due to the fact that impairments are based on estimated future undiscounted cash flows and the relatively limited term of our operations, it could be difficult to recover any impairment charges. However, FFO and MFFO, as described below, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating the operating performance of the company. The method utilized to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP FFO and MFFO measures and the adjustments to GAAP in calculating FFO and MFFO.

CPA®:17 – Global 2011 10-K — 48

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

We define MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations, or the Practice Guideline, issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of GAAP net income: acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above and below market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; nonrecurring impairments of real estate-related investments (i.e., infrequent or unusual, not reasonably likely to recur in the ordinary course of business); mark-to-market adjustments included in net income; nonrecurring gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint investments, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, nonrecurring unrealized gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized. While we are responsible for managing interest rate, hedge and foreign exchange risk, we retain an outside consultant to review all our hedging agreements. Inasmuch as interest rate hedges are not a fundamental part of our operations, we believe it is appropriate to exclude such infrequent gains and losses in calculating MFFO, as such gains and losses are not reflective of on-going operations.

Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition-related expenses, amortization of above- and below-market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to noncontrolling interests. Under GAAP, acquisition fees and expenses are

CPA®:17 – Global 2011 10-K — 49

characterized as operating expenses in determining operating net income. These expenses are paid in cash by a company. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by the company, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, we view fair value adjustments of derivatives and gains and losses from dispositions of assets as infrequent items or items which are unrealized and may not ultimately be realized, and which are not reflective of on-going operations and are therefore typically adjusted for assessing operating performance.

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

Presentation of this information is intended to provide useful information to investors as they compare the operating performance of different REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way, so comparisons with other REITs may not be meaningful. Furthermore, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with other GAAP measurements as an indication of our performance.

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

CPA®:17 – Global 2011 10-K — 50

FFO and MFFO for all periods presented are as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
Net income (loss) attributable to CPA®:17 - Global shareholders	$49,655	$30,454	$(7,701)
Adjustments:
Depreciation and amortization of real property	42,240	13,898	5,289
Impairment (adjustments) charges (a)	(70)	-	23,904
Gain on sale of real estate, net	(778)	(110)	-
Proportionate share of adjustments to equity in net income of partially owned entities to arrive at FFO:
Depreciation and amortization of real property	13,892	3,136	2,182
Impairment charges (a)	13	-	-
Loss on sale of real estate	-	38	-
Proportionate share of adjustments for noncontrolling interests to arrive at FFO	(646)	(580)	(3,410)

Total adjustments	54,651	16,382	27,965

FFO — as defined by NAREIT (a)	104,306	46,836	20,264

Adjustments:
Other depreciation, amortization and non-cash charges	114	79	83
Straight-line and other rent adjustments (b)	(14,236)	(5,252)	(3,562)
Acquisition expenses (c)	9,335	1,868	1,052
Above (below)-market rent intangible lease amortization, net (d)	1,756	1,215	78
Amortization of premiums on debt investments, net	148	130	(641)
Realized (gains) losses on foreign currency, derivatives and other (e)	(6,665)	(846)	2,268
Proportionate share of adjustments to equity in net income of partially owned entities to arrive at MFFO:
Other depreciation, amortization and other non-cash charges	(6)	(6)	-
Straight-line and other rent adjustments (b)	(154)	(364)	(106)
Gain on extinguishment of debt	-	-	(326)
Acquisition expenses (c)	282	2	-
Above (below)-market rent intangible lease amortization, net (d)	13	(22)	(20)
Realized (gains) losses on foreign currency, derivatives and other (e)	(7)	1	1
Proportionate share of adjustments for noncontrolling interests to arrive at MFFO	1,880	948	895

Total adjustments	(7,540)	(2,247)	(278)

MFFO	$96,766	$44,589	$19,986

Distributions declared for the applicable period (f)	$113,271	$70,782	$34,361

(a)	The SEC Staff has recently stated that they take no position on the inclusion or exclusion of impairment write-downs in arriving at FFO. Since 2003, NAREIT has taken the position that the exclusion of impairment charges is consistent with its definition of FFO. Accordingly, we have revised our computation of FFO to exclude impairment charges, if any, in arriving at FFO for all periods presented.
(b)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), management believes that MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, provides insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.
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

CPA®:17 – Global 2011 10-K — 51

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
(d)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.
(e)	Management believes that adjusting for fair value adjustments for derivatives provides useful information because such fair value adjustments are based on market fluctuations and may not be directly related or attributable to our operations.
(f)	Distribution data is presented for comparability; however, management utilizes our Adjusted Cash Flow from Operating Activities measure to analyze our dividend coverage. See below for a discussion of the source of these distributions.

Adjusted Cash Flow from Operating Activities

Adjusted cash flow from operating activities refers to our cash flow from operating activities (as computed in accordance with GAAP) adjusted, where applicable, primarily to: add cash distributions that we receive from our investments in unconsolidated real estate joint investments in excess of our equity income; subtract cash distributions that we make to our noncontrolling partners in real estate joint investments that we consolidate; and eliminate changes in working capital. We hold a number of interests in real estate joint investments, and we believe that adjusting our GAAP cash flow provided by operating activities to reflect these actual cash receipts and cash payments, as well as eliminating the effect of timing differences between the payment of certain liabilities and the receipt of certain receivables in a period other than that in which the item is recognized, may give investors additional information about our actual cash flow that is not incorporated in cash flow from operating activities as defined by GAAP.

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

Adjusted cash flow from operating activities for all periods presented is as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
Cash flow provided by operating activities	$101,515	$69,518	$35,348
Adjustments:
Distributions received from equity investments in real estate in excess of equity income, net	11,925	1,600	2,265
Distributions paid to noncontrolling interests, net	(18,991)	(12,547)	(11,474)
Changes in working capital	5,047	(8,929)	(2,735)

Adjusted cash flow from operating activities (a)	$99,496	$49,642	$23,404

Distributions declared (b)	$113,271	$70,782	$34,361

(a)	During 2011, we made an adjustment to exclude the impact of escrow funds from Adjusted cash flow from operating activities for those escrow funds representing investing and/or financing activities. Adjusted cash flow from operating activities for the years ended December 31, 2010 and 2009 have been adjusted to reflect such reclassifications.
(b)	During the years ended December 31, 2011, 2010 and 2009, 88%, 70% and 68%, respectively, of distributions were sourced from Adjusted cash flow from operating activities, with the remainder sourced from offering proceeds. From inception through December 31, 2011, cumulative distributions of $228.2 million, including cash distributions of $116.0 million, were sourced 77% from Adjusted cash flow from operating activities, with the remainder sourced from offering proceeds.

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

CPA®:17 – Global 2011 10-K — 52

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates and equity prices. The primary risks to which we are exposed are interest rate risk and foreign currency exchange risk. We are exposed to further market risk due to concentrations of tenants in particular industries and/or geographic regions. Adverse market risk factors can affect the ability of tenants in a particular industry/region to meet their respective lease obligations. In order to manage this risk, we view our collective tenant roster as a portfolio, and in its investment decisions the advisor attempts to diversify our portfolio so that we are not overexposed to a particular industry or geographic region.

We do not use derivative instruments to hedge credit/market risks or for speculative purposes. From time to time, we may enter into foreign currency derivative contracts to hedge our foreign currency cash flow exposures.

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

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain non-recourse mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our investment partners may obtain variable-rate non-recourse mortgage loans and, as a result, may enter into interest rate swap agreements or interest rate cap agreements that effectively convert the variable-rate debt service obligations of the loan to a fixed rate. Interest rate swaps are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flow over a specific period, and interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments designated as cash flow hedges on the forecasted interest payments on the debt obligation. The notional, or face, amount on which the swaps or caps are based is not exchanged. Our objective in using these derivatives is to limit our exposure to interest rate movements. At December 31, 2011, we estimate that the net fair value of our interest rate cap and interest rate swaps, which are included in Other assets, net and Accounts payable, accrued expenses and other liabilities, respectively, in the consolidated financial statements, was in a net liability position of $8.6 million (Note 9).

In connection with the Hellweg Die Profi-Baumarkte GmbH & Co. KG (“Hellweg 2”) investment, which we acquired an interest from CPA®:14 in May 2011 (Note 6) and accounted for as equity method investment, the entity obtained non-recourse mortgage financing for which the interest rate has both fixed and variable components. In connection with providing the financing, the lender entered into an interest rate swap agreement on its own behalf through which the fixed interest rate component on the financing was converted into a variable interest rate instrument. Through this entity, we have the right, at our sole discretion, to prepay this debt at any time and to participate in any realized gain or loss on the interest rate swap at that time. This participation right is deemed to be an embedded credit derivative. Based on the valuation obtained at December 31, 2011 and including the effect of foreign currency translation, this embedded credit derivative had a fair value of less than $0.1 million. Amounts provided are the total amounts attributable to the entity and do not represent our proportionate share. Changes in the fair value of the embedded credit derivative are recognized in this entity’s earnings.

CPA®:17 – Global 2011 10-K — 53

At December 31, 2011, all of our long-term debt either bore interest at fixed rates, was swapped or capped to a fixed rate or bore interest at fixed rates that were scheduled to convert to then-prevailing market fixed rates at certain points during their term. The annual interest rates on our fixed-rate debt at December 31, 2011 ranged from 3.6% to 8.0%. The annual interest rates on our variable-rate debt at December 31, 2011 ranged from 2.9% to 6.6%. Our debt obligations are more fully described under Financial Condition in Item 7 above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at December 31, 2011 (in thousands):

	$773,136	$773,136	$773,136	$773,136	$773,136	$773,136	$773,136	$773,136
	2012	2013	2014	2015	2016	Thereafter	Total	Fair value
Fixed-rate debt	$17,158	$27,587	$24,975	$58,146	$67,887	$577,383	$773,136	$802,315
Variable-rate debt (a)	$4,374	$4,539	$4,656	$4,773	$217,596	$146,057	$381,995	$381,994

(a)	Inclusive of (i) debt obligations hat have been effectively converted to a fixed-rate through interest rate swap derivative instruments; (ii) a debt obligation that was subject to an interest rate cap; and (iii) debt obligations that bore interest at fixed rates but have interest rate reset features that may change the interest rates to then-prevailing market fixed rates at certain points during their terms.

The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps or caps is affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at December 31, 2011 by an aggregate increase of $41.3 million or an aggregate decrease of $42.2 million, respectively.

As more fully described under Financial Condition – Summary of Financing in Item 7 above, a portion of the debt classified as variable-rate debt in the table above bore interest at fixed rates at December 31, 2011 but has interest rate reset features that will change the fixed interest rates to then-prevailing market fixed rates at certain points during their term. This debt is generally not subject to short-term fluctuations in interest rates.

Foreign Currency Exchange Rate Risk

We own investments in Europe, and as a result are subject to risk from the effects of exchange rate movements in the Euro and, to a lesser extent, the British Pound Sterling, which may affect future costs and cash flows. Investments denominated in the Euro accounted for approximately 38% of our annualized contractual minimum base rent at December 31, 2011. Although all of our foreign investments through the fourth quarter of 2011 were conducted in these currencies, we are likely to conduct business in other currencies in the future as we seek to invest funds from our offering internationally. We manage foreign currency exchange rate movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the same currency. This reduces our overall exposure to the actual equity that we have invested and the equity portion of our cash flow. In addition, we may use currency hedging to further reduce the exposure to our equity cash flow. We are generally a net receiver of these currencies (we receive more cash than we pay out), and therefore our foreign operations benefit from a weaker U.S. dollar, and are adversely affected by a stronger U.S. dollar, relative to the foreign currency.

We recognized net unrealized and realized foreign currency transaction losses of $0.4 million and gains of $6.0 million, respectively, for the year ended December 31, 2011. These losses and gains are included in Other income and (expenses) in the consolidated financial statements and were primarily due to changes in the value of the foreign currency on accrued interest receivable on notes receivable from consolidated subsidiaries.

We enter into foreign currency forward contracts, collars, and put options to hedge certain of our foreign currency cash flow exposures. A foreign currency forward contract is a commitment to deliver a certain amount of currency at a certain price on a specific date in the future. A foreign currency collar consists of a purchased call option to buy and a written put option to sell the foreign currency at predetermined prices. A foreign currency put option is the right to sell the currency at a predetermined price. By entering into forward contracts, we are locked into a future currency exchange rate for the term of the contract. A foreign currency collar guarantees that the exchange rate of the currency will not fluctuate beyond the range of the options’ strike prices. Protective put options limit our exposure to the movement in foreign currency exchange rates below a strike price.

During 2011, we entered into 12 foreign currency collars and eight foreign currency forward contracts to hedge against a change in the exchange rate of the Euro versus the U.S. dollar. The collars had a total notional amount of $79.8 million, based on the exchange rate of the Euro to the U.S. dollar at December 31, 2011, and placed a floor on the exchange rate of the Euro to the U.S. dollar at $1.40 and a ceiling on that exchange rate ranging from $1.42 to $1.44. One of these collars settled for a gain of $0.6 million during 2011, and the

CPA®:17 – Global 2011 10-K — 54

remaining collars have quarterly settlement dates between March 2012 and September 2014. The forward contracts had a total notional amount of $109.3 million, based on the exchange rate of the Euro to the U.S. dollar at December 31, 2011, and a strike price ranging from $1.34 to $1.39. These forward contracts had settlement dates ranging from March 2012 to March 2015. The total estimated fair value of these instruments, which is included in Other assets, net, was $10.9 million at December 31, 2011.

We have obtained mortgage financing in the local currency. To the extent that currency fluctuations increase or decrease rental revenues as translated to U.S. dollars, the change in debt service, as translated to U.S. dollars, will partially offset the effect of fluctuations in revenue and, to some extent, mitigate the risk from changes in foreign currency exchange rates.

Scheduled future minimum rents, exclusive of renewals, under non-cancelable operating leases for our foreign real estate operations during each of the next five years and thereafter, are as follows (in thousands):

	$573,646	$573,646	$573,646	$573,646	$573,646	$573,646	$573,646
Lease Revenues (a)	2012	2013	2014	2015	2016	Thereafter	Total
Euro	$45,839	$45,930	$45,995	$46,021	$46,022	$573,646	$803,453
British pound sterling	5,381	5,380	5,380	5,380	5,381	75,441	102,343

	$51,220	$51,310	$51,375	$51,401	$51,403	$649,087	$905,796

Scheduled debt service payments (principal and interest) for mortgage notes payable for our foreign operations during each of the next five years and thereafter, are as follows (in thousands):

	$573,646	$573,646	$573,646	$573,646	$573,646	$573,646	$573,646
Debt Service (a) (b)	2012	2013	2014	2015	2016	Thereafter	Total
Euro	$26,876	$26,963	$26,951	$67,501	$246,414	$126,290	$520,995
British pound sterling	466	465	465	465	13,248	-	15,109

	$27,342	$27,428	$27,416	$67,966	$259,662	$126,290	$536,104

(a)	Based on the applicable exchange rate at December 31, 2011. Contractual rents and debt obligations are denominated in the functional currency of the country of each property.
(b)	Interest on unhedged variable-rate debt obligations was calculated using the applicable annual interest rates and balances outstanding at December 31, 2011.

As a result of scheduled balloon payments on foreign non-recourse mortgage loans, projected debt service obligations exceed projected lease revenues in 2015 and 2016. Balloon payments totaling $42.3 million and $239.0 million are due on several non-recourse mortgage loans in 2015 and 2016, respectively. We currently anticipate that, by their respective due dates, we will have refinanced certain of these loans, but there can be no assurance that we will be able to do so on favourable terms, if at all. If that has not occurred, we would expect to use our cash resources to make these payments, if necessary.

Other

We own stock warrants that were granted to us by lessees in connection with structuring initial lease transactions and that are defined as derivative instruments because they are readily convertible to cash or provide for net settlement upon conversion. Changes in the fair value of these derivative instruments are determined using an option pricing model and are recognized currently in earnings as gains or losses. At December 31, 2011, warrants issued to us were classified as derivative instruments and had an aggregate estimated fair value of $1.4 million, which is included in Other assets, net within the consolidated financial statements.

CPA®:17 – Global 2011 10-K — 55

Item 8. Financial Statements and Supplementary Data.

The following financial statements and schedule are filed as a part of this Report:

Financial statement schedules other than those listed above are omitted because the required information is given in the financial statements, including the notes thereto, or because the conditions requiring their filing do not exist.

CPA®:17 – Global 2011 10-K — 56

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Corporate Property Associates 17 – Global Incorporated:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Corporate Property Associates 17 – Global Incorporated and its subsidiaries (the “Company”) at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

New York, New York

March 22, 2012

CPA®:17 – Global 2011 10-K — 57

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2011	2010
Assets
Investments in real estate:
Real estate, at cost	$1,500,151	$930,404
Operating real estate, at cost	178,141	12,177
Accumulated depreciation	(43,267)	(16,574)

Net investments in properties	1,635,025	926,007
Real estate under construction	90,176	53,041
Net investments in direct financing leases	462,505	397,006
Equity investments in real estate	187,067	50,853

Net investments in real estate	2,374,773	1,426,907
Notes receivable	70,000	89,560
Cash and cash equivalents	180,726	162,745
Intangible assets, net	334,137	252,078
Other assets, net	86,176	56,965

Total assets	$3,045,812	$1,988,255

Liabilities and Equity
Liabilities:
Non-recourse and limited-recourse debt	$1,154,254	$667,478
Accounts payable, accrued expenses and other liabilities	48,035	14,719
Prepaid and deferred rental income	56,029	27,020
Due to affiliates	27,747	21,009
Distributions payable	32,288	21,520

Total liabilities	1,318,353	751,746

Commitments and contingencies (Note 11)

Equity:
CPA®:17 – Global shareholders’ equity:
Preferred stock, $0.001 par value; 50,000,000 shares authorized; none issued	-	-
Common stock, $0.001 par value; 400,000,000 shares authorized; 207,975,777 and 143,231,953 shares issued and outstanding, respectively	208	143
Additional paid-in capital	1,863,227	1,280,453
Distributions in excess of accumulated earnings	(157,062)	(93,446)
Accumulated other comprehensive loss	(32,601)	(14,943)
Less, treasury stock at cost, 1,826,959 and 864,991 shares, respectively	(17,104)	(8,044)

Total CPA®:17 – Global shareholders’ equity	1,656,668	1,164,163
Noncontrolling interests	70,791	72,346

Total equity	1,727,459	1,236,509

Total liabilities and equity	$3,045,812	$1,988,255

See Notes to Consolidated Financial Statements.

CPA®:17 – Global 2011 10-K — 58

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Years Ended December 31,
	2011	2010	2009
Revenues
Rental income	$124,834	$52,233	$18,333
Interest income from direct financing leases	48,474	40,028	29,117
Other operating income	2,886	1,440	153
Interest income	6,602	3,545	2,743
Other real estate income	13,740	2,217	-

	196,536	99,463	50,346

Operating Expenses
Depreciation and amortization	(43,688)	(14,528)	(5,324)
General and administrative	(16,585)	(5,258)	(3,486)
Property expenses	(19,268)	(6,991)	(3,314)
Other real estate expenses	(8,009)	(1,327)	-
Impairment charges	70	-	(23,904)

	(87,480)	(28,104)	(36,028)

Other Income and Expenses
Income from equity investments in real estate	5,527	1,675	1,406
Other income and (expenses)	6,983	794	(2,301)
Interest expense	(51,332)	(27,860)	(10,823)

	(38,822)	(25,391)	(11,718)

Income from continuing operations before income taxes	70,234	45,968	2,600
Provision for income taxes	(1,042)	(214)	(420)

Income from continuing operations	69,192	45,754	2,180

Discontinued Operations
Income from operations of discontinued properties	476	33	-
Gain on sale of real estate	778	-	-

Income from discontinued operations	1,254	33	-

Net Income	70,446	45,787	2,180
Less: Net income attributable to noncontrolling interests	(20,791)	(15,333)	(9,881)

Net Income (Loss) Attributable to CPA®:17 – Global Shareholders	$49,655	$30,454	$(7,701)

Earnings (Loss) Per Share
Income (loss) from continuing operations attributable to CPA®:17 – Global shareholders	$0.27	$0.27	$(0.14)
Income from discontinued operations attributable to CPA®:17 – Global shareholders	0.01	-	-

Net income (loss) attributable to CPA®:17 – Global shareholders	$0.28	$0.27	$(0.14)

Weighted Average Shares Outstanding	175,271,595	110,882,448	54,376,664

Amounts Attributable to CPA®:17 – Global Shareholders
Income (loss) from continuing operations, net of tax	$48,401	$30,421	$(7,701)
Income from discontinued operations, net of tax	1,254	33	-

Net income (loss)	$49,655	$30,454	$(7,701)

See Notes to Consolidated Financial Statements.

CPA®:17 – Global 2011 10-K — 59

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Years Ended December 31,
	2011	2010	2009
Net Income	$70,446	$45,787	$2,180
Other Comprehensive Loss:
Foreign currency translation adjustments	(12,753)	(7,438)	(682)
Unrealized loss on derivative instrument	(5,219)	(4,375)	(468)
Change in unrealized appreciation on marketable securities	(15)	-	-
Impairment loss on CMBS	-	-	(1,505)

	(17,987)	(11,813)	(2,655)

Comprehensive Income (Loss)	52,459	33,974	(475)

Amounts Attributable to Noncontrolling Interests:
Net income	(20,791)	(15,333)	(9,881)
Foreign currency translation adjustments	220	778	(166)
Change in unrealized loss on derivative instruments	109	994	207

Comprehensive income attributable to noncontrolling interests	(20,462)	(13,561)	(9,840)

Comprehensive Income (Loss) Attributable to CPA®:17 – Global Shareholders	$31,997	$20,413	$(10,315)

See Notes to Consolidated Financial Statements.

CPA®:17 – Global 2011 10-K — 60

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED

CONSOLIDATED STATEMENTS OF EQUITY

Years Ended December 31, 2011, 2010, and 2009

(in thousands, except share and per share amounts)

		CPA®:17 – Global Shareholders
	Total Outstanding Shares	Common Stock	Additional Paid-In Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total CPA®:17 – Global Shareholders	Noncontrolling Interests	Total
Balance at January 1, 2009	34,625,497	$35	$310,732	$(11,056)	$(2,288)	$-	$297,423	$30,074	$327,497
Shares issued, net of offering costs	45,244,803	45	404,651				404,696		404,696
Shares issued to affiliates	265,101	2	2,674				2,676		2,676
Contributions from noncontrolling interests							-	103,364	103,364
Distributions declared ($0.6324 per share)				(34,361)			(34,361)		(34,361)
Distributions to noncontrolling interests							-	(71,946)	(71,946)
Net (loss) income				(7,701)			(7,701)	9,881	2,180
Other comprehensive loss:
Foreign currency translation adjustments					(848)		(848)	166	(682)
Change in unrealized loss on derivative instruments					(261)		(261)	(207)	(468)
Impairment loss on commercial mortgage-backed securities					(1,505)		(1,505)		(1,505)
Repurchase of shares	(248,833)					(2,314)	(2,314)		(2,314)

Balance at December 31, 2009	79,886,568	82	718,057	(53,118)	(4,902)	(2,314)	657,805	71,332	729,137

Shares issued, net of offering costs	62,643,431	60	557,835				557,895		557,895
Shares issued to affiliates	453,121	1	4,561				4,562		4,562
Contributions from noncontrolling interests							-	412	412
Distributions declared ($0.6400 per share)				(70,782)			(70,782)		(70,782)
Distributions to noncontrolling interests							-	(12,959)	(12,959)
Net income				30,454			30,454	15,333	45,787
Other comprehensive loss:
Foreign currency translation adjustments					(6,660)		(6,660)	(778)	(7,438)
Change in unrealized loss on derivative instruments					(3,381)		(3,381)	(994)	(4,375)
Repurchase of shares	(616,158)					(5,730)	(5,730)		(5,730)

Balance at December 31, 2010	142,366,962	143	1,280,453	(93,446)	(14,943)	(8,044)	1,164,163	72,346	1,236,509

Shares issued, net of offering costs	63,628,957	63	571,592				571,655		571,655
Shares issued to affiliates	1,114,867	2	11,182				11,184		11,184
Contributions from noncontrolling interests							-	1,197	1,197
Distributions declared ($0.6475 per share)				(113,271)			(113,271)		(113,271)
Distributions to noncontrolling interests							-	(23,214)	(23,214)
Net income				49,655			49,655	20,791	70,446
Other comprehensive loss:
Foreign currency translation adjustments					(12,533)		(12,533)	(220)	(12,753)
Change in unrealized loss on derivative instruments					(5,110)		(5,110)	(109)	(5,219)
Change in unrealized appreciation on marketable securities					(15)		(15)		(15)
Repurchase of shares	(961,968)					(9,060)	(9,060)		(9,060)

Balance at December 31, 2011	206,148,818	$208	$1,863,227	$(157,062)	$(32,601)	$(17,104)	$1,656,668	$70,791	$1,727,459

See Notes to Consolidated Financial Statements.

CPA®:17 – Global 2011 10-K — 61

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2011	2010	2009
Cash Flows — Operating Activities
Net income	$70,446	$45,787	$2,180
Adjustments to net income:
Depreciation and amortization, including intangible assets and deferred financing costs	46,720	14,972	5,088
Loss from equity investments in real estate in excess of distributions received	1,868	-	326
Issuance of shares to affiliate in satisfaction of fees due	11,184	4,562	2,676
Gain on sale of real estate	(787)	-	-
Unrealized loss on foreign currency transactions and others	3	85	13
Realized (gain) loss on foreign currency transactions and others	(6,055)	(777)	2,519
Straight-line rent adjustment and amortization of rent-related intangibles	(11,616)	(4,040)	(3,425)
Settlement of derivative liability	(5,131)	-	-
Amortization of discount on commercial mortgage-backed securities	-	-	(668)
Impairment charges on net investments in properties and CMBS	(70)	-	23,904
Increase in accounts receivable and prepaid expenses	(2,949)	(2,430)	(514)
Increase in accounts payable and accrued expenses	3,621	5,075	749
Increase in prepaid and deferred rental income	1,485	3,868	2,432
(Decrease) increase in due to affiliates	(2,197)	3,574	78
Net changes in other operating assets and liabilities	(5,007)	(1,158)	(10)

Net cash provided by operating activities	101,515	69,518	35,348

Cash Flows — Investing Activities
Distributions received from equity investments in real estate in excess of equity income	90,571	2,761	2,282
Acquisitions of real estate and direct financing leases and other capital expenditures (a)	(658,546)	(917,897)	(430,448)
Capital contributions to equity investments in real estate (a)	(228,519)	(10,648)	(22,798)
VAT paid in connection with acquisitions of real estate	(4,592)	(53,241)	(14,881)
VAT refunded in connection with acquisitions of real estate	29,336	40,441	-
Proceeds from sale of real estate	19,821	1,690	-
Funds placed in escrow	(196,291)	(103,045)	(111,335)
Funds released from escrow	186,958	98,502	107,690
Payment of deferred acquisition fees to an affiliate	(14,455)	(7,204)	(3,263)
Proceeds from repayment of notes receivable	49,560	7,440	-
Investment in securities	(2,394)	-	-
Purchase of notes receivable	(30,000)	(90,695)	(7,000)

Net cash used in investing activities	(758,551)	(1,031,896)	(479,753)

Cash Flows — Financing Activities
Distributions paid	(102,503)	(60,937)	(27,193)
Contributions from noncontrolling interests	1,197	412	103,364
Distributions to noncontrolling interests	(23,214)	(12,959)	(71,946)
Scheduled payments of mortgage principal	(14,136)	(6,541)	(4,494)
Prepayments of mortgage principal	-	(53,017)	-
Proceeds from mortgage financing(b)	243,517	425,881	170,805
Funds placed in escrow	17,919	7,168	-
Funds released from escrow	(8,932)	(3,593)	-
Proceeds from loan from an affiliate	90,000	-	-
Repayment of loan from an affiliate	(90,000)	-	-
Payment of financing costs and mortgage deposits, net of deposits refunded	(9,423)	(4,094)	(4,574)
Proceeds from issuance of shares, net of issuance costs	575,251	557,895	404,200
Purchase of treasury stock	(9,060)	(5,730)	(2,314)

Net cash provided by financing activities	670,616	844,485	567,848

Change in Cash and Cash Equivalents During the Year
Effect of exchange rate changes on cash	4,401	(916)	(3,458)

Net increase (decrease) in cash and cash equivalents	17,981	(118,809)	119,985
Cash and cash equivalents, beginning of year	162,745	281,554	161,569

Cash and cash equivalents, end of year	$180,726	$162,745	$281,554

(Continued)

CPA®:17 – Global 2011 10-K — 62

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

Supplemental non-cash investing and financing activities

(a)	The cost basis of real estate investments acquired during 2011, 2010, and 2009 including equity investments in real estate, also included deferred acquisition fees payable of $17.4 million, $19.1 million, and $7.6 million, respectively (Note 3).
(b)	For 2010, includes the assumption of the seller’s limited recourse mortgage of $5.9 million in connection with the acquisition of a hotel.

In September 2011, we purchased substantially all of the economic and voting interests in a real estate fund for $164.9 million, based on the exchange rate of the Euro on the date of acquisition (Note 4). This transaction consisted of the acquisition and assumption of certain assets and liabilities, as detailed in the table below (in thousands):

Assets acquired at fair value:
Investments in real estate	$354,342
Intangible assets, net	57,750

Liabilities assumed at fair value:
Non-recourse debt	(222,680)
Accounts payable, accrued expenses and other liabilities	(9,050)
Prepaid and deferred rental income	(15,488)

Net assets acquired	$164,874

Supplemental cash flows information (in thousands)

	0000000000	0000000000	0000000000
	Years Ended December 31,
	2011	2010	2009
Interest paid, net of amounts capitalized	$46,722	$26,275	$10,726

Interest capitalized	$3,543	$315	$1,088

Income taxes paid (refunded)	$401	$(111)	$507

See Notes to Consolidated Financial Statements.

CPA®:17 – Global 2011 10-K — 63

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Offering

Organization

CPA® :17 – Global is a publicly owned, non-listed REIT that invests primarily in commercial properties leased to companies domestically and internationally. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions and other factors. We earn revenue principally by leasing the properties we own to single corporate tenants, primarily on a triple-net leased basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, contractual rent adjustments, tenant defaults and sales of properties. At December 31, 2011, our portfolio was comprised of our full or partial ownership interests in 307 fully-occupied properties, substantially all of which were triple-net leased to 46 tenants, and totaled approximately 26 million square feet (on a pro rata basis). In addition, we own 44 self-storage properties and retain a fee interest in a hotel property for an aggregate of approximately 3 million square feet (on a pro rata basis). We were formed in 2007 and are managed by the advisor. We conduct substantially all of our investment activities and own all of our assets through our operating partnership, CPA®:17 Limited Partnership. We are a general partner and a limited partner and own approximately a 99.985% capital interest in our operating partnership. Carey Holdings, a subsidiary of WPC, holds a special general partner interest in the operating partnership.

Public Offering

In November 2007, our registration statement on Form S-11 (File No. 333-140842), covering an initial public offering of up to 200,000,000 shares of common stock at $10.00 per share, was declared effective by the SEC. The registration statement also covered the offering of up to 50,000,000 shares of common stock at $9.50 pursuant to our distribution reinvestment and stock purchase plan. Our shares were initially being offered on a “best efforts” basis by Carey Financial and selected other dealers. We commenced our initial public offering in late December 2007. Since inception through the termination of our initial public offering on April 7, 2011, we raised a total of more than $1.5 billion.

In October 2010, we filed a registration statement on Form S-11 (File No. 333-170225) with the SEC for a follow-on offering of up to $1.0 billion of common stock, which was declared effective by the SEC on April 7, 2011, terminating our initial public offering. The registration statement also covers the offering of up to 50,000,000 shares of common stock at $9.50 pursuant to our distribution reinvestment and stock purchase plan. From the beginning of the follow-on offering through December 31, 2011, we raised $418.7 million. There can be no assurance that we will successfully sell the full number of shares registered.

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

We have investments in tenancy-in-common interests in various domestic and international properties. Consolidation of these investments is not required as they do not qualify as VIEs and do not meet the control requirement required for consolidation. Accordingly, we account for these investments using the equity method of accounting. We apply the equity method of accounting because the shared decision-making involved in a tenancy-in-common interest investment creates an opportunity for us to have significant influence on the operating and financial decisions of these investments and thereby creates some responsibility by us for a return on our investment. Additionally, we own interests in single-tenant net leased properties leased to corporations through noncontrolling interests in partnerships and limited liability companies that we do not control but over which we exercise significant influence. We account for these investments under the equity method of accounting. At times the carrying value of our equity investments may fall below zero for certain investments. We intend to fund our share of the investments’ future operating deficits should the need arise. However, we have no legal obligation to pay for any of the liabilities of such investments nor do we have any legal obligation to fund operating deficits.

CPA®:17 – Global 2011 10-K — 64

Notes to Consolidated Financial Statements

Because we conduct our investment activities and own all of our assets through the operating partnership, substantially all of the assets and liabilities presented in our consolidated balance sheets are attributable to the operating partnership. The following table presents amounts included in the consolidated balance sheets that are not attributable to the operating partnership but rather are attributable to CPA®:17 – Global, the primary beneficiary of the operating partnership (in thousands):

	Years Ended December 31,
	2011	2010
Assets:
Cash and cash equivalents not attributable to consolidated VIE	$7,585	$2,502
Other assets, net not attributable to consolidated VIE	2,811	1,038

Total assets not attributable to VIE	$10,396	$3,540

Liabilities:
Due to affiliates not attributable to consolidated VIE	$(1,044)	$(408)
Distributions payable not attributable to consolidated VIE	(32,288)	(21,520)

Total liabilities not attributable to VIE	$(33,332)	$(21,928)

Because we generally utilize non-recourse debt, our maximum exposure to the operating partnership is limited to the equity we have in the operating partnership. We have not provided financial or other support to the operating partnership, and there were no guarantees or other commitments from third parties that would affect the value of or risk related to our interest in this entity.

Out-of-Period Adjustment

During 2011, we identified several errors in the consolidated financial statements related to 2008 through 2010. These errors were primarily attributable to the misapplication of guidance in accounting for and clerical errors related to amendments and adjustments to direct finance leases and the capitalization of maintenance expenses. We concluded that these adjustments were not material to our results for this or any of the prior periods, and as such, we recorded out-of-period adjustments to decrease our income from operations by $0.6 million and a reduction to impairment charges of $0.1 million.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in our consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

Reclassifications and Revisions

Certain prior year amounts have been reclassified to conform to the current year presentation. The consolidated financial statements included in this Report have been retrospectively adjusted to reflect the disposition (or planned disposition) of certain properties as discontinued operations for all periods presented.

Purchase Price Allocation

In accordance with the revised guidance for business combinations, we determine whether a transaction or other event is a business combination which requires that the assets acquired and liabilities assumed constitute a business. Each business combination is then accounted for by applying the acquisition method. If the assets acquired are not a business, we account for the transaction or other event as an asset acquisition. Under the acquisition method, we recognize the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity, as well as recognizing and measuring goodwill or a gain from a bargain purchase. Additionally, we immediately expense acquisition-related costs and fees associated with business combinations.

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

CPA®:17 – Global 2011 10-K — 65

Notes to Consolidated Financial Statements

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

If a lease is terminated, we charge the unamortized portion of above-market and below-market lease values to lease revenues and in-place lease and tenant relationship values to amortization expenses.

Real Estate and Operating Real Estate

We carry land and buildings and personal property at cost less accumulated depreciation. We capitalize renewals and improvements, while we expense replacements, maintenance and repairs that do not improve or extend the lives of the respective assets as incurred.

Real Estate Under Construction

For properties under construction, operating expenses including interest charges and other property expenses, including real estate taxes, are capitalized rather than expensed. We capitalize interest by applying the interest rate applicable to outstanding borrowings to the average amount of accumulated qualifying expenditures for properties under construction during the period.

Cash and Cash Equivalents

We consider all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents include commercial paper and money market funds. Our cash and cash equivalents are held in the custody of several financial institutions, and these balances, at times, exceed federally insurable limits. We seek to mitigate this risk by depositing funds only with major financial institutions.

Notes Receivable

For investments in mortgage notes and loan participations, the loans are initially reflected at acquisition cost, which consists of the outstanding balance, net of the acquisition discount or premium. We amortize any discount or premium as an adjustment to increase or decrease, respectively, the yield realized on these loans over the life of the loan. As such, differences between carrying value and principal balances outstanding do not represent embedded losses or gains as we generally plan to hold such loans to maturity.

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

Other Assets and Other Liabilities

We include VAT receivable; deferred costs incurred in connection with potential investment opportunities; derivative instruments; escrow balances held by lenders; accrued rents receivable; prepaid expenses and deferred charges in Other assets, net. We include deferred rental income and miscellaneous amounts held on behalf of tenants in Other liabilities. Deferred charges are costs incurred in

CPA®:17 – Global 2011 10-K — 66

Notes to Consolidated Financial Statements

connection with mortgage financings and refinancings that are amortized over the terms of the mortgages and included in Interest expense in the consolidated financial statements. Deferred rental income is the aggregate cumulative difference for operating leases between scheduled rents that vary during the lease term, and rent recognized on a straight-line basis. Deferred rental income also includes rental income received while real estate is under construction.

Deferred Acquisition Fees Payable to Affiliate

Fees payable to the advisor for structuring and negotiating investments and related mortgage financing on our behalf are included in Due to affiliates. A portion of these fees is payable in equal annual instalments each quarter following the quarter on which a property was purchased. Payment of such fees is subject to the performance criterion (Note 3).

Treasury Stock

Treasury stock is recorded at cost.

Offering Costs

During the offering period, we accrue costs incurred in connection with the raising of capital as deferred offering costs. Upon receipt of offering proceeds, we charge the deferred costs to equity and reimburse the advisor for costs incurred (Note 3). Such reimbursements will not exceed regulatory cost limitations.

Real Estate Leased to Others

We lease real estate to others primarily on a triple-net leased basis whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance, repairs, renewals and improvements. We charge expenditures for maintenance and repairs, including routine betterments, to operations as incurred. We capitalize significant renovations that increase the useful life of the properties. For the years ended December 31, 2011, 2010 and 2009, although we are legally obligated for the payment, pursuant to our lease agreements with our tenants, lessees were responsible for the direct payment to the taxing authorities of real estate taxes of $9.5 million, $3.9 million and $1.7 million, respectively.

We diversify our real estate investments among various corporate tenants engaged in different industries, by property type and by geographic area (Note 9). Substantially all of our leases provide for either scheduled rent increases, periodic rent adjustments based on formulas indexed to changes in the CPI or similar indices or percentage rents. CPI-based adjustments are contingent on future events and are therefore not included in straight-line rent calculations. We recognize rents from percentage rents as reported by the lessees, which is after the level of sales requiring a rental payment to us is reached. Percentage rents were insignificant for the periods presented.

We account for leases as operating or direct financing leases as described below:

Operating leases — We record real estate at cost less accumulated depreciation; we recognize future minimum rental revenue on a straight-line basis over the term of the related leases and charge expenses (including depreciation) to operations as incurred (Note 4).

Direct financing method — We record leases accounted for under the direct financing method at their net investment (Note 5). We defer and amortize unearned income to income over the lease term so as to produce a constant periodic rate of return on our net investment in the lease.

On an ongoing basis, we assess our ability to collect rent and other tenant-based receivables and determine an appropriate allowance for uncollected amounts. Because we have a limited number of lessees (25 lessees represented 96% of lease revenues during 2011), we believe that it is necessary to evaluate the collectability of these receivables based on the facts and circumstances of each situation rather than solely using statistical methods. Therefore, in evaluating our provision for uncollected rents and other tenant receivables, we evaluate actual past due amounts and make subjective judgments as to the collectability of those amounts based on factors including, but not limited to, our knowledge of a lessee’s circumstances, the age of the receivables, the tenant’s credit profile and prior experience with the tenant. Even if a lessee has been making payments, we may reserve for the entire receivable amount if we believe there has been significant or continuing deterioration in the lessee’s ability to meet its lease obligations.

Asset Retirement Obligations

Asset retirement obligations relate to the legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of a long-lived asset. The fair value of a liability for an asset

CPA®:17 – Global 2011 10-K — 67

Notes to Consolidated Financial Statements

retirement obligation is recorded in the period in which it is incurred and the cost of such liability is recorded as an increase in the carrying amount of the related long-lived asset by the same amount. The liability is accreted each period and the capitalized cost is depreciated over the estimated remaining life of the related long-lived asset. Revisions to estimated retirement obligations result in adjustments to the related capitalized asset and corresponding liability.

In order to determine the fair value of the asset retirement obligations, we make certain estimates and assumptions including, among other things, projected cash flows, the borrowing interest and an assessment of market conditions that could significantly impact the estimated fair value. These estimates and assumptions are subjective.

Interest Capitalized in Connection with Real Estate Under Construction

Operating real estate is stated at cost less accumulated depreciation. Interest directly related to build-to-suit projects is capitalized. Interest capitalized in 2011, 2010 and 2009 was $3.5 million, $0.3 million, and $1.1 million, respectively. We consider a build-to-suit project as substantially completed upon the completion of improvements. If portions of a project are substantially completed and occupied and other portions have not yet reached that stage, the substantially completed portions are accounted for separately. We allocate costs incurred between the portions under construction and the portions substantially completed and only capitalize those costs associated with the portion under construction. We do not have a credit facility and determine an interest rate to be applied for capitalizing interest based on an average rate on our outstanding non-recourse mortgage debt.

Depreciation

We compute depreciation of building and related improvements using the straight-line method over the estimated useful lives of the properties or improvements, which range from seven to 40 years. We compute depreciation of tenant improvements using the straight-line method over the lesser of the remaining term of the lease or the estimated useful life.

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

CPA®:17 – Global 2011 10-K — 68

Notes to Consolidated Financial Statements

Assets Held for Sale

We classify real estate assets that are accounted for as operating leases as held for sale when we have entered into a contract to sell the property, all material due diligence requirements have been satisfied and we believe it is probable that the disposition will occur within one year. When we classify an asset as held for sale, we calculate its estimated fair value as the expected sale price, less expected selling costs. We then compare the asset’s estimated fair value to its carrying value, and if the estimated fair value is less than the property’s carrying value, we reduce the carrying value to the estimated fair value. We will continue to review the property for subsequent changes in the estimated fair value, and may recognize an additional impairment charge if warranted.

If circumstances arise that we previously considered unlikely and, as a result, we decide not to sell a property previously classified as held for sale, we reclassify the property as held and used. We measure and record a property that is reclassified as held and used at the lower of (i) its carrying amount before the property was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the property been continuously classified as held and used, or (ii) the estimated fair value at the date of the subsequent decision not to sell.

Equity Investments in Real Estate

We evaluate our equity investments in real estate on a periodic basis to determine if there are any indicators that the value of our equity investment may be impaired and whether or not that impairment is other-than-temporary. To the extent impairment has occurred, we measure the charge as the excess of the carrying value of our investment over its estimated fair value, which is determined by multiplying the estimated fair value of the underlying entity’s net assets by our ownership interest percentage.

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

Under current authoritative accounting guidance, if the debt security’s market value is below its amortized cost and we either intend to sell the security or it is more likely than not that we will be required to sell the security before its anticipated recovery, we record the entire amount of the other-than-temporary impairment charge in earnings.

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

Assets Held for Sale

We classify assets that are accounted for as operating leases as held for sale when we have entered into a contract to sell the property, all material due diligence requirements have been satisfied and we believe it is probable that the disposition will occur within one year. Assets held for sale are recorded at the lower of carrying value or estimated fair value, which is generally calculated as the expected sale price, less expected selling costs. The results of operations and the related gain or loss on sale of properties that have been sold or that are classified as held for sale are included in discontinued operations (Note 15).

CPA®:17 – Global 2011 10-K — 69

Notes to Consolidated Financial Statements

If circumstances arise that we previously considered unlikely and, as a result, we decide not to sell a property previously classified as held for sale, we reclassify the property as held and used. We measure and record a property that is reclassified as held and used at the lower of (i) its carrying amount before the property was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the property been continuously classified as held and used or (ii) the estimated fair value at the date of the subsequent decision not to sell.

We recognize gains and losses on the sale of properties when, among other criteria, we no longer have continuing involvement, the parties are bound by the terms of the contract, all consideration has been exchanged and all conditions precedent to closing have been performed. At the time the sale is consummated, a gain or loss is recognized as the difference between the sale price, less any selling costs, and the carrying value of the property.

Foreign Currency

Translation

We have interests in real estate investments and interest in properties in Europe. The functional currencies for these investments are primarily the Euro and, to a lesser extent, the British pound sterling. We perform the translation from these local currencies to the U.S. dollar for assets and liabilities using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. We report the gains and losses resulting from this translation as a component of Other comprehensive income in equity. At December 31, 2011 and 2010, the cumulative foreign currency translation adjustments were losses of $22.3 million and $9.8 million, respectively.

Transaction Gains or Losses

Foreign currency transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. A change in the exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of that transaction. That increase or decrease in the expected functional currency cash flows is an unrealized foreign currency transaction gain or loss that generally will be included in the determination of net income for the period in which the exchange rate changes. Likewise, a transaction gain or loss (measured from the transaction date or the most recent intervening balance sheet date, whichever is later) realized upon settlement of a foreign currency transaction generally will be included in net income for the period in which the transaction is settled. Foreign currency transactions that are (i) designated as, and are effective as, economic hedges of a net investment and (ii) intercompany foreign currency transactions that are of a long-term nature (that is, settlement is not planned or anticipated in the foreseeable future), when the entities to the transactions are consolidated or accounted for by the equity method in our financial statements are not included in determining net income are accounted for in the same manner as foreign currency translation adjustments and reported as a component of Other comprehensive income in equity.

Derivative Instruments

We measure derivative instruments at fair value and record them as assets or liabilities, depending on our rights or obligations under the applicable derivative contract. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. For a derivative designated and that qualified as a fair value hedge, the change in the fair value of the derivative is offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings. For a derivative designated and that qualified as a cash flow hedge, the effective portion of the change in fair value of the derivative is recognized in Other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. For a derivative designated and that qualified as a net investment hedge, the effective portion of the change in the fair value and/or the net settlement of the derivative are reported in Other comprehensive income or loss as part of the cumulative foreign currency translation adjustment. The ineffective portion of the change in fair value of the derivative is recognized directly in earnings. Amounts are reclassified out of Other comprehensive income or loss into earnings when the hedged investment is either sold or substantially liquidated.

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

CPA®:17 – Global 2011 10-K — 70

Notes to Consolidated Financial Statements

We conduct business in various states and municipalities within the U.S. and Europe and, as a result, we or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and certain foreign jurisdictions. As a result, we are subject to certain foreign, state and local taxes and a provision for such taxes is included in the consolidated financial statements.

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

Earnings (Loss) Per Share

We have a simple equity capital structure with only common stock outstanding. As a result, earnings (loss) per share, as presented, represents both basic and dilutive per-share amounts for all periods presented in the consolidated financial statements.

Future Accounting Requirements

The following ASUs promulgated by FASB are applicable to us in future reports, as indicated:

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

ASU 2011-05 and ASU 2011-12, Presentation of Comprehensive Income — In June and December 2011, the FASB issued updates to ASC 220, Comprehensive Income. The amendments in the initial update change the reporting options applicable to the presentation of other comprehensive income and its components in the financial statements. The initial update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. Additionally, the initial update requires the consecutive presentation of the statement of net income and other comprehensive income. Finally, the initial update required an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income; however, the update issued in December 2011 tabled this requirement for further deliberation. These amendments impact the form of our disclosures only, are applicable to us retrospectively and are effective for our interim and annual periods beginning in 2012.

ASU 2011-10, Derecognition of in Substance Real Estate - a Scope Clarification — In December 2011, the FASB issued an update to clarify that when a parent (reporting entity) ceases to have a controlling financial interest (as described in ASC subtopic 810-10, Consolidation) in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance in subtopic 360-20, Property, Plant and Equipment, to determine whether it should derecognize the in substance real estate. Generally, a reporting entity would not satisfy the requirements to derecognize the in substance real estate before the legal transfer of the real estate to the lender and the extinguishment of the related nonrecourse indebtedness. Under this new guidance, even if the reporting entity ceases to have a controlling financial interest under subtopic 810-10, the reporting entity would continue to include the real estate, debt, and the results of the subsidiary’s operations in its consolidated financial statements until legal title to the real estate is transferred to legally satisfy the debt. This amendment is applicable to us prospectively for deconsolidation events occurring after June 15, 2012 and will impact the timing in which we recognize the impact of such transactions, which may be material, within our results of operations.

ASU 2011-11, Disclosures about Offsetting Assets and Liabilities — In December 2011, the FASB issued an update to ASC 210, Balance Sheet, which enhances current disclosures about financial instruments and derivative instruments that are either offset on the statement of financial position or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset on the statement of financial position. Entities are required to provide both net and gross information for these assets and liabilities in order to facilitate comparability between financial statements prepared on the basis of U.S. GAAP and financial statements prepared on the basis of IFRS. This standard will be effective for our fiscal quarter beginning January 1, 2014 with retrospective application required. We do not expect the adoption will have a material impact on our statement of financial position.

CPA®:17 – Global 2011 10-K — 71

Notes to Consolidated Financial Statements

Note 3. Agreements and Transactions with Related Parties

Transactions with the Advisor

We have an advisory agreement with the advisor whereby the advisor performs certain services for us for a fee. The agreement that is currently in place is scheduled to expire on the earlier of September 30, 2012 or the closing of the proposed merger between our advisor and CPA®:15, which was announced on February 21, 2012. Under the terms of this agreement, the advisor manages our day-to-day operations, for which we pay the advisor asset management fees and certain cash distributions, and structures and negotiates the purchase and sale of investments and debt placement transactions for us, for which we pay the advisor structuring and subordinated disposition fees. In addition, we reimburse the advisor for organization and offering costs incurred in connection with our offering and for certain administrative duties performed on our behalf. We also have certain agreements with joint investments. The following tables present a summary of fees we paid and expenses we reimbursed to the advisor in accordance with the advisory agreement (in thousands):

	December 31, 2011	December 31, 2011	December 31, 2011
	Years Ended December 31,
	2011	2010	2009
Amounts included in operating expenses:
Asset management fees	$13,435	$5,050	$2,477
Distribution of available cash	9,378	4,468	2,160
Personnel reimbursements	2,258	915	371
Office rent reimbursements	411	165	75

	$25,482	$10,598	$5,083

Transaction fees incurred:
Current acquisition fees	$24,559	$24,808	$9,547
Deferred acquisition fees	17,398	19,101	7,637

	$41,957	$43,909	$17,184

		December 31, 2011	December 31, 2010
Unpaid transaction fees:
Deferred acquisition fees		$22,748	$19,809
Subordinated disposition fees		202	-

		$22,950	$19,809

Asset Management Fees and Distribution of Available Cash

We pay the advisor asset management fees ranging from 0.5% of average market value for long-term net leases and certain other types of real estate investments to 1.75% of average equity value for certain types of securities. The asset management fees are payable in cash or restricted shares of our common stock at the option of the advisor. If the advisor elects to receive all or a portion of its fees in restricted shares, the number of restricted shares issued is determined by dividing the dollar amount of fees by our most recently published NAV per share as approved by our board of directors, which was our $10.00 offering price at December 31, 2011. For the years ended December 31, 2011, 2010 and 2009, the advisor elected to receive our asset management fees in shares of our common stock. At December 31, 2011, the advisor owned 1,909,872 shares (less than 1%) of our common stock. We also pay the advisor, depending on the type of investments we own, up to 10% of distributions of available cash of the operating partnership, which is defined as cash generated from operations, excluding capital proceeds, as reduced by operating expenses and debt service, excluding prepayments and balloon payments.

Personnel and Office Rent Reimbursements

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

CPA®:17 – Global 2011 10-K — 72

Notes to Consolidated Financial Statements

The advisor is obligated to reimburse us for the amount by which our operating expenses exceeds the 2%/25% guidelines (the greater of 2% of average invested assets or 25% of net income) as defined in the advisory agreement for any twelve-month period. If in any year our operating expenses exceed the 2%/25% guidelines, the advisor will have an obligation to reimburse us for such excess, subject to certain conditions. If our independent directors find that the excess expenses were justified based on any unusual and nonrecurring factors that they deem sufficient, the advisor may be paid in future years for the full amount or any portion of such excess expenses, but only to the extent that the reimbursement would not cause our operating expenses to exceed this limit in any such year. We will record any reimbursement of operating expenses as a liability until any contingencies are resolved and will record the reimbursement as a reduction of asset management fees at such time that a reimbursement is fixed, determinable and irrevocable. Our operating expenses have not exceeded the amount that would require the advisor to reimburse us.

Transaction Fees

We pay the advisor acquisition fees for structuring and negotiating investments and related mortgage financing on our behalf, a portion of which is payable upon acquisition of investments with the remainder subordinated to a preferred return. The preferred return is a non-compounded cumulative distribution return of 5% per annum (based initially on our invested capital). Acquisition fees payable to the advisor with respect to our long-term net lease investments may be up to an average of 4.5% of the total cost of those investments and are comprised of a current portion of 2.5%, typically paid when the investment is purchased, and a deferred portion of 2%, typically paid over three years, once the preferred return criterion has been met. For certain types of non-long term net lease investments, initial acquisition fees may range from 0% to 1.75% of the equity invested plus the related acquisition fees, with no portion of the fee being deferred. During the years ended December 31, 2011, 2010 and 2009, we made payments of deferred acquisition fees to the advisor totaling $14.5 million, $7.2 million, and $3.3 million, respectively. Unpaid installments of deferred acquisition fees are included in Due to affiliates in the consolidated financial statements.

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

The total costs paid by the advisor and its affiliates in connection with the organization and offering of our securities were $17.6 million from inception through December 31, 2011, of which $17.0 million had been reimbursed as of December 31, 2011. Unpaid costs are included in Due to affiliates in the consolidated financial statements. During the offering period, we accrue costs incurred in connection with the raising of capital as deferred offering costs. Upon receipt of offering proceeds and reimbursement to the advisor for costs incurred, we charge the deferred costs to equity. Such reimbursements will not exceed regulatory cost limitations as described above.

Other Transaction with the Advisor

In February 2011, we borrowed $90.0 million at an annual interest rate of 1.15% from the advisor to fund the acquisition of an investment that purchased properties from C1000 (Note 6). We repaid this loan on April 8, 2011, the maturity date. In connection with this loan, we paid the advisor interest of $0.2 million during the year ended December 31, 2011.

CPA®:17 – Global 2011 10-K — 73

Notes to Consolidated Financial Statements

Jointly Owned Investments and Other Transactions with Affiliates

Together with certain affiliates, we participate in an entity that leases office space used for the administration of our operations. This entity does not have any significant assets, liabilities or operations other than its interest in the office lease. Under the terms of an office cost-sharing agreement among the participants in this entity, rental, occupancy and leasehold improvement costs are allocated among the participants based on gross revenues and are adjusted quarterly. Based on current gross revenues, our current share of future minimum lease payments under this agreement would be $0.6 million annually through 2016; however, we anticipate that our share of future annual minimum lease payments will increase significantly as we continue to invest the proceeds of our offering.

We own interests in entities ranging from 12% to 85%, as well as a jointly-controlled tenancy-in-common interest in properties, with the remaining interests generally held by affiliates. We consolidate certain of these entities and account for the remainder under the equity method of accounting.

On May 2, 2011, we purchased interests in three investments, the Hellweg 2 investment, the U-Haul Moving Partners, Inc. and Mercury Partners, LP (“U-Haul”) investment and the Dick’s Sporting Goods, Inc. (“Dick’s”) investment, from one of our affiliates, CPA®:14, for an aggregate purchase price of $55.7 million (Note 6). The acquisitions were made pursuant to an agreement entered into between us and CPA®:14 in December 2010 and were conditioned upon completion of the CPA®:14/16 Merger. The purchase price was based on the appraised values of the underlying investment properties and the non-recourse mortgage debt on the properties. In connection with this acquisition, we recorded basis differences totaling $27.4 million, which represents our share of the excess of the fair value of the underlying investment properties and related mortgage loans over their respective carrying values, to be amortized into equity earnings over the remaining lives of the properties and mortgage loans. As part of the acquisition, we also purchased from CPA®:14 certain warrants, which were granted by Hellweg 2 to CPA®:14 in connection with the initial lease transaction, for a total cost of $1.6 million, which is based on the fair value of the warrants on the date of acquisition. These warrants give us participation rights to any distributions made by Hellweg 2. In addition, we are entitled to a cash distribution that equates to a certain percentage of the liquidity event price of Hellweg 2, should a liquidity event occur. Because these warrants are readily convertible to cash and provide for net cash settlement upon conversion, we account for them as derivative instruments, which are measured at fair value and record them as assets, with the changes in the fair value recognized in earnings.

Note 4. Net Investments in Properties and Real Estate Under Construction

Real Estate

Real estate, which consists of land and buildings leased to others, at cost, and which are subject to operating leases, is summarized as follows (in thousands):

	December 31,
	2011	2010
Land	$390,445	$242,145
Buildings	1,109,706	688,259
Less: Accumulated depreciation	(40,522)	(16,274)

	$1,459,629	$914,130

Acquisitions of Real Estate

2011 — In September 2011, we entered into an investment in Italy whereby we purchased substantially all of the economic and voting interests in a real estate fund that owns 20 cash and carry retail stores located throughout Italy for a total cost of $395.5 million, including net lease intangible assets of $42.3 million. As this acquisition was deemed to be a real estate asset acquisition under current authoritative accounting guidance, we capitalized acquisition-related fees and expenses of $21.4 million. In connection with this investment, we assumed $222.7 million of indebtedness (Note 10). Amounts are based on the exchange rate of the Euro on the date of acquisition. The retail stores are leased to Metro, and Metro AG, its German parent company, has guaranteed Metro’s obligations under the leases. The purchase price was allocated to the assets acquired and liabilities assumed, based upon their preliminary fair values. The following table summarizes the fair values of the assets acquired and liabilities assumed in the acquisition (in thousands).

CPA®:17 – Global 2011 10-K — 74

Notes to Consolidated Financial Statements

Assets acquired at fair value:
Investments in real estate	$354,342
Intangible assets, net	57,750

Liabilities assumed at fair value:
Non-recourse debt	(222,680)
Accounts payable, accrued expenses and other liabilities	(9,050)
Prepaid and deferred rental income	(15,488)

Net assets acquired	$164,874

During the year ended December 31, 2011, we also entered into the following investments, which were classified as operating leases, at a total cost of $179.1 million, including net lease intangible assets totaling $43.2 million and acquisition-related costs and fees:

•	a domestic investment for $99.6 million with Terminal Freezers, LLC for three cold storage facilities;
•

an investment in Croatia for $32.7 million with Agrokor d.d. (“Agrokor”) for a retail property. We are also committed to fund up to $23.6 million for the construction of two additional related retail properties (see Real Estate Under Construction, below). Amounts are based on the exchange rate of the Euro and the Croatian Kuna on the date of acquisition;

•	a domestic investment for $32.1 million with Harbor Freight Tools USA, Inc. for a distribution facility;
•	a domestic parcel of land in the U.S. for $7.4 million that is leased to a developer for the construction of a restaurant; and
•

three domestic follow-on transactions in existing investments for total costs of $7.4 million, excluding a tenant-funded improvement of $9.0 million. We recorded an additional $3.1 million related to one of these investments as net investments in direct financing leases (Note 5).

In connection with these investments, which we deemed to be real estate asset acquisitions under current authoritative accounting guidance, we capitalized acquisition-related costs and fees totaling $8.9 million.

In addition, during 2011, we entered into a domestic investment for $32.7 million with IShops, LLC for a hotel property. This hotel property is expected to be demolished during 2012 for the construction of a shopping center, which includes a Walgreens store. We are also committed to fund up to $36.9 million for the construction of the shopping center (see Real Estate Under Construction, below). As this transaction was accounted for as a business combination under current accounting guidance, we expensed acquisition-related costs and fees of $1.2 million.

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

•

two investments with Agrokor in Croatia for $151.4 million primarily denominated in the Euros, with a portion denominated in the Croatian Kuna. We recorded an additional $13.4 million related to these investments as net investments in direct financing leases (Note 5);

•

three investments in Spain aggregating $189.5 million denominated in the Euro, including two transactions with Eroski totaling $76.9 million, one of which was the second tranche of an investment that we completed in the fourth quarter of 2009, and an investment with Sogecable totaling $112.6 million; and

•

one investment in the United Kingdom for $12.1 million denominated in the British Pound Sterling. We classified an additional $24.5 million of this investment as net investments in direct financing leases (Note 5).

In connection with these investments, which we deemed to be real estate acquisitions under current authoritative accounting guidance, we capitalized acquisition-related costs and fees totaling $45.0 million.

CPA®:17 – Global 2011 10-K — 75

Notes to Consolidated Financial Statements

Operating Real Estate

Operating real estate, which consists of our one hotel and 44 self-storage operations, at cost, is summarized as follows (in thousands):

	$175,396	$175,396
	December 31,
	2011	2010
Land	$43,950	$1,330
Buildings	132,478	10,483
Furniture, fixtures, and equipment	1,713	364
Less: Accumulated depreciation	(2,745)	(300)

	$175,396	$11,877

Acquisitions of Operating Real Estate

2011 — During the year ended December 31, 2011, we acquired 43 self-storage properties throughout the U.S. from A-American Self Storage in several separate transactions for a total cost of $165.9 million, including net lease intangible assets of $13.4 million. In addition, we acquired an unrelated domestic self storage property for $3.4 million, including net lease intangible assets of $0.1 million. As these acquisitions were deemed to be business combinations under current authoritative accounting guidance, we expensed the acquisition-related fees and expenses totaling $6.2 million, which are included in General and administrative expenses in the consolidated financial statements.

2010 — In May 2010, we acquired a 106-suite select service hotel in Hillsboro, Oregon. We purchased the fee interest in the hotel with no third-party lessee. We have been granted a franchise license agreement to operate the property as a SpringHill Suites by Marriott. The hotel is managed by third parties, who receive management fees and a performance-based carried interest in the property. The total cost of acquiring the property, including acquisition fees and expenses, was $14.6 million, including a $1.2 million commitment to fund property improvements. As this acquisition was deemed a business combination, we expensed the acquisition-related costs and fees of $0.8 million, which are included in General and administrative expenses in the consolidated financial statements. In connection with this acquisition, we assumed the seller’s limited recourse mortgage loan with a principal balance of approximately $5.9 million at the date of closing. The loan has a fixed annual interest rate of 6.58% and matures in September 2016. We also committed to the funding of certain property improvements (see Real Estate Under Construction below).

Real Estate Under Construction

2011 — During the year ended December 31, 2011, we entered into 13 build-to-suit projects, which consisted of the following:

•

one domestic project with a developer, IShops LLC, for the construction of a shopping center, which includes a Walgreens store, for a total cost of up to $72.5 million, of which we funded $35.6 million primarily related to the land described above;

•

one project with Agrokor for the construction of two retail properties in Croatia for a total cost of up to $23.6 million, of which we funded $19.2 million and place one property with assets totaling $13.3 million into service, which are now classified as Real estate. Amounts are based on the exchange rate of the Euro and the Croatian Kuna on the date of the acquisition;

•	one domestic project with ICF International Inc. for the construction of an office facility for a total cost of up to $14.8 million, of which we funded $9.8 million;
•

nine domestic projects with Dollar General Corp. for a total cost of up to $9.1 million, of which we funded $8.4 million and placed $8.1 million into service, which are now classified as Real estate; and

•	one domestic project with Faurecia USA Holdings, Inc. for the construction of a manufacturing facility for a total cost of up to $6.8 million, of which we funded $4.6 million.

Amounts above are based on the estimated construction costs at the respective dates of acquisition, including acquisition-related costs and fees. In connection with these investments, which were deemed to be real estate acquisitions under current authoritative accounting guidance, we capitalized acquisition-related costs and fees totaling $4.8 million.

CPA®:17 – Global 2011 10-K — 76

Notes to Consolidated Financial Statements

2010 — During the year ended December 31, 2010, we entered into six build-to-suit projects, which consisted of the following projects:

•

one domestic project with Walgreens for the construction of a shopping center for a total cost of up to $85.6 million, of which we funded $31.0 million. During 2011, we funded additional $36.8 million;

•

one domestic project with Sun Products for the construction of an office facility for a total cost of up to $43.0 million, of which we funded $15.0 million. During 2011, we funded additional $20.1 million and placed assets totaling $35.0 million into service, which are now classified as Real estate;

•

one project with Neuca SA for the construction of a logistics facility in Poland for a total cost of up to $9.1 million, of which we funded $5.0 million. During 2011, we funded the remaining commitment and placed the asset into service. Amounts are based on the exchange rate of the Euro on the date of the acquisition; and

•

three domestic projects with Dollar General Corp. for a total cost of up to $2.8 million, of which we funded $0.9 million. During 2011, we funded the remaining $1.9 million commitments and placed assets totaling $2.2 million into service, which are now classified as Real estate.

Amounts above are based on the estimated construction costs at the respective dates of acquisition. In connection with these investments, which were deemed to be real estate acquisitions under current authoritative accounting guidance, we capitalized acquisition-related costs and fees totaling $3.5 million.

Additionally, in connection with the acquisition of the hotel (see Operating Real Estate, net above), we committed to the funding of $1.3 million in property improvements, which was fully funded and the asset was placed into service during 2011. We also funded $1.3 million and placed assets totaling $32.3 million into service during 2010 on a domestic project with Kronos Foods Inc. that we entered into during 2009.

Asset Retirement Obligations

2011 – In connection with our acquisitions of properties during 2011, we recorded asset retirement obligations for the removal of asbestos and lead-based paint at 14 domestic self-storage properties, nine domestic real estate properties, one real estate property in Italy and one real estate property in Spain totaling $9.6 million. We estimated the fair value of the asset retirement obligations based on the estimated economic lives of the properties and the estimated removal costs provided by the inspectors. The liability is discounted using the weighted-average interest rate on the associated fixed-rate mortgage loans at the time the liability was incurred.

2010 – In connection with our acquisitions of properties during 2010, we recorded asset retirement obligations for the removal of asbestos totaling $1.3 million at nine properties in the United Kingdom and one property in Spain. We estimated the fair value of the asset retirement obligations based on assumptions described above.

The following table provides a reconciliation of our asset retirement obligations, which are included in Accounts payable, accrued expenses and other liabilities on the consolidated balance sheets, for the periods presented (in thousands):

	$11,453	$11,453
	Years Ended December 31,
	2011	2010
Balance at beginning of year	$1,508	$117
Additions	9,562	1,331
Accretion expense	250	51
Foreign currency translation adjustments	133	9

Balance at end of year	$11,453	$1,508

CPA®:17 – Global 2011 10-K — 77

Notes to Consolidated Financial Statements

Scheduled Future Minimum Rents

Scheduled future minimum rents, exclusive of renewals and expenses paid by tenants and future CPI-based adjustments, under non-cancelable operating leases at December 31, 2011 are as follows (in thousands):

Years Ending December 31,	Total
2012	$114,857
2013	116,271
2014	116,869
2015	117,649
2016	119,616

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

Net Investment in Direct Financing Leases

Net investment in direct financing leases is summarized as follows (in thousands):

	1,280,039	1,280,039
	December 31,
	2011	2010
Minimum lease payments receivable	$823,894	$708,675
Unguaranteed residual value	456,145	392,864

	1,280,039	1,101,539
Less: unearned income	(817,534)	(704,533)

	$462,505	$397,006

Scheduled future minimum rents, exclusive of renewals and expenses paid by tenants and future CPI-based adjustments, under non-cancelable direct financing leases at December 31, 2011 are as follows (in thousands):

Years Ending December 31,	Total
2012	$47,471
2013	47,855
2014	48,239
2015	48,628
2016	49,025

Acquisitions of Net Investments in Direct Financing Leases

2011 — During the year ended December 31, 2011, we entered into five domestic net lease financing transactions, three of which were with Flanders Corporation for $53.9 million, one with Spear Precision & Packaging, Inc. for $8.0 million and one with American Air Liquide Holdings, Inc. for $2.2 million including acquisition-related fees and expenses. In connection with these investments, which were deemed to be real estate asset acquisitions under current authoritative accounting guidance, we capitalized acquisition-related fees and expenses of $3.1 million. We recorded an additional $2.1 million related to one of the Flanders Corporation investments as an operating lease (Note 4).

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

CPA®:17 – Global 2011 10-K — 78

Notes to Consolidated Financial Statements

Acquisitions of Notes Receivable

2011 — In June 2011, we provided financing of $30.0 million to a developer, BPS Partners, LLC (“BPS”), in connection with the construction of a shopping center, which includes a Walgreens store, in Las Vegas, Nevada. In connection with the loan, we received an option to purchase the second floor of the Walgreens store or to exchange the $30.0 million loan for an equity interest in BPS. This loan is secured by the property and personally guaranteed by each of the principals of BPS, has an annual interest rate of 0.5% and matures in September 2013. On its maturity date, if we do not elect to exchange the loan for an equity interest in BPS, we will receive additional interest at an annual rate of 7.5% from inception through maturity as consideration for making the loan. At December 31, 2011, the balance of this note receivable was $30.0 million.

2010 — In December 2010, we provided financing of $40.0 million to China Alliance Properties Limited, a subsidiary of Shanghai Forte Land Co., Ltd (“Forte”). The financing was provided through a collateralized loan that is guaranteed by Forte’s parent company, Fosun International Limited, and has an interest rate of 11% and matures in December 2015. At both December 31, 2011 and December 31, 2010, the balance of the note receivable was $40.0 million.

In July 2010, we purchased for $50.1 million a participation in the limited-recourse mortgage loan outstanding related to our New York Times investment, which had a balance of $117.7 million on that date. The financing bears interest at an annual interest rate of LIBOR plus 4.8%, with a minimum rate of 4.8% and a maximum rate that has been capped at 8.8% through the use of an interest rate cap designated as a cash flow hedge, and matures in September 2014. Our participation has substantially the same terms as the original loan and provides for an annual variable-rate of return of 4.75% plus 3-month LIBOR. At December 31, 2010, the resulting note receivable had a balance of $49.6 million, which is included in Notes receivable on the balance sheet and the balance of the related limited-recourse mortgage loan was $116.7 million. During the first quarter of 2011, our participation in the limited-recourse mortgage loan related to our New York Times investment was repaid in full in connection with the refinancing of this loan (Note 10).

Credit Quality of Finance Receivables

We generally seek investments in facilities that we believe are critical to each tenant’s business and that we believe have a low risk of tenant defaults. At December 31, 2011 and 2010, none of the balances of our finance receivables were past due and we had not established any allowances for credit losses. Additionally, there have been no modifications of finance receivables. We evaluate the credit quality of our tenant receivables utilizing an internal 5-point credit rating scale, with 1 representing the highest credit quality and 5 representing the lowest. The credit quality evaluation of our tenant receivables was last updated in the fourth quarter of 2011.

A summary of our finance receivables by internal credit quality rating for the periods presented is as follows (dollars in thousands):

	Number of Tenants at December 31,		Net Investments in Direct Financing Leases at December 31,
Internal Credit Quality Indicator	2011	2010	2011	2010
1	1	-	$2,225	$-
2	3	5	85,857	100,255
3	6	2	374,423	271,734
4	-	1	-	25,017
5	-	-	-	-

			$462,505	$397,006

	Number of Obligors at December 31,		Notes Receivable at December 31,
Internal Credit Quality Indicator	2011	2010	2011	2010
1	1	-	$30,000	$-
2	1	1	40,000	40,000
3	-	1	-	49,560
4	-	-	-	-
5	-	-	-	-

			$70,000	$89,560

At December 31, 2011 and 2010, Other assets, net included $2.0 million and $2.2 million, respectively, of accounts receivable related to amounts billed under these direct financing leases.

CPA®:17 – Global 2011 10-K — 79

Notes to Consolidated Financial Statements

Note 6. Equity Investments in Real Estate

We own interests in single-tenant net leased properties leased to corporations through noncontrolling interests (i) in partnerships and limited liability companies that we do not control but over which we exercise significant influence or (ii) as tenants-in-common subject to common control. Generally, the underlying investments are jointly-owned with affiliates. We account for these investments under the equity method of accounting (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus contributions and other adjustments required by equity method accounting, such as basis differences from other-than-temporary impairments). Under current authoritative accounting guidance for investments in unconsolidated entities, we are required to periodically compare an investment’s carrying value to its estimated fair value and recognize an impairment charge to the extent that the carrying value exceeds fair value and is considered to be other-than-temporary.

The following table sets forth our ownership interests in our equity investments in real estate and their respective carrying values. The carrying values of these investments are affected by the timing and nature of distributions (dollars in thousands):

	Ownership Interest	Carrying Value at December 31,
Lessee	at December 31, 2011	2011	2010
C1000 B.V. (a) (b)	85%	$89,063	$-
U-Haul Moving Partners, Inc. and Mercury Partners, LP (c)	12%	28,956	-
Berry Plastics Corporation	50%	19,411	20,330
Tesco plc (a) (d)	49%	17,923	19,903
Hellweg Die Profi-Baumarkte GmbH & Co. KG (a) (c)	33%	16,817	-
Eroski Sociedad Cooperativa - Mallorca (a) (d)	30%	9,158	10,620
Dick’s Sporting Goods, Inc. (c)	45%	5,739	-

		$187,067	$50,853

(a)	The carrying value of this investment is affected by the impact of fluctuations in the exchange rate of the Euro.
(b)	We acquired our tenancy-in-common interest, under which the entity is under common control by us and our investment partner, in this investment in January 2011 as described below.
(c)	We acquired our interest in this investment from CPA®:14 in May 2011 as described below.
(d)	The decrease in carrying value was due to cash distributions made to us by the entity.

The following tables present combined summarized financial information of our equity method investment properties. Amounts provided are the total amounts attributable to the entities and do not represent our proportionate share (in thousands):

		December 31,
		2011	2010
Assets		$1,125,342	$203,989
Liabilities		(748,312)	(79,786)

Partners’/members’ equity		$377,030	$124,203

	Years Ended December 31,
	2011	2010	2009
Revenues	$82,072	$15,961	$10,080
Expenses	(63,267)	(12,874)	(8,330)
Gain on extinguishment of debt (a)	-	-	6,512

Net income	$18,805	$3,087	$8,262

(a)	During 2009, the Berry Plastics investment repaid its $39.0 million outstanding balance on a non-recourse mortgage loan at a discount for $32.5 million and recognized a corresponding gain of $6.5 million. Our $3.2 million share of the gain was offset by $2.9 million due to an impairment charge we recognized to reduce the carrying value of our investment to the estimated fair value of the entity’s underlying net assets.

CPA®:17 – Global 2011 10-K — 80

Notes to Consolidated Financial Statements

We recognized income from equity investments in real estate of $5.5 million, $1.7 million, and $1.4 million for the years ended December 31, 2011, 2010, and 2009, respectively. Income from equity investments in real estate represents our proportionate share of the income or losses of these entities as well as certain depreciation and amortization adjustments related to other-than-temporary impairment charges and basis differentials from acquisitions of certain investments.

Acquisitions of Equity Investments

2011 — In January 2011, we and our affiliate, CPA®:15, acquired an interest in a tenancy-in-common in which we and CPA®:15 hold interests of 85% and 15%, respectively, and that we account for under the equity method of accounting. The entity purchased properties from C1000, a Dutch supermarket chain, for $207.6 million. Our share of the purchase price was $176.5 million, which was funded in part with a $90.0 million short-term loan from the advisor that has since been repaid (Note 3). In connection with this transaction, the entity capitalized acquisition-related costs and fees totaling $12.5 million, of which our share was $10.6 million. In March 2011, the entity obtained non-recourse financing totaling $98.3 million and distributed the net proceeds to the investment partners, of which our share was $82.3 million. This mortgage loan bears interest at a variable rate equal to the three-month Euribor plus 2% and matures in March 2013. Amounts above are based upon the exchange rate of the Euro at the dates of acquisition and financing.

In May 2011, we acquired interests of 33%, 12% and 45% in the entities that lease properties to Hellweg 2, U-Haul and Dick’s, respectively, from CPA®:14 for an aggregate purchase price of a $55.7 million (Note 3). These entities are jointly-owned with other affiliates. Because we do not control these entities but we exercise significant influence over them, we account for our interests in these entities as equity investments. The properties that the entities own and the mortgages encumbering the properties had a total fair value of $947.3 million and $581.6 million, respectively, at the date of acquisition. Amounts provided are the total amounts attributable to entities’ properties and do not represent the proportionate share that we purchased. In connection with this acquisition, we recorded basis differences totaling $27.4 million, which represents our share of the excess of the fair value of the underlying entities’ properties and mortgage loans over their respective carrying values, to be amortized into equity earnings over the remaining lives of the properties and mortgage loans. Amounts are based on the exchange rate of the Euro at the date of acquisition, as applicable.

2010 — In June 2010, an entity in which we and an affiliate hold 30% and 70% interests, respectively, and which we account for under the equity method of accounting, entered into an investment in Spain for a total cost of $27.2 million. We account for this investment under the equity method of accounting as we do not have a controlling interest but exercise significant influence. The entity, which leases property to Eroski - Mallorca, capitalized acquisition-related costs and fees totaling $1.0 million in connection with this investment, which was deemed to be a real estate acquisition. Dollar amounts are based on the exchange rate of the Euro on the date of acquisition.

Note 7. Intangible Assets and Liabilities

In connection with our acquisition of properties, we have recorded net lease intangibles of $332.0 million, which are being amortized over periods ranging from approximately one year to 40 years. In-place lease, tenant relationship and above-market rent intangibles are included in Intangible assets, net in the consolidated financial statements. Below-market rent intangibles are included in Prepaid and deferred rental income.

CPA®:17 – Global 2011 10-K — 81

Notes to Consolidated Financial Statements

Intangibles assets and liabilities are summarized as follows (in thousands):

	December 31,
	2011	2010
Amortizable Intangible Assets
In-place lease	$286,913	$200,598
Tenant relationship	13,102	10,419
Above-market rent	58,788	47,697
Less: accumulated amortization	(24,666)	(6,636)

	$334,137	$252,078

Amortizable Below-Market Rent Intangible Liabilities
Below-market rent	$(26,809)	$(11,619)
Less: accumulated amortization	1,187	421

	$(25,622)	$(11,198)

Net amortization of intangibles, including the effect of foreign currency translation, was $18.0 million, $4.9 million and $0.9 million in 2011, 2010 and 2009, respectively. Amortization of below-market and above-market rent intangibles is recorded as an adjustment to Lease revenue, while amortization of in-place lease and tenant relationship intangibles is included in Depreciation and amortization expense.

Based on the intangible assets and liabilities recorded at December 31, 2011, scheduled annual net amortization of intangibles for each of the next five years is as follows (in thousands):

Years Ending December 31,	Total
2012	$23,216
2013	21,404
2014	18,367
2015	17,749
2016	17,264
Thereafter	210,515

Total	$308,515

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

CPA®:17 – Global 2011 10-K — 82

Notes to Consolidated Financial Statements

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

The following tables set forth our assets and liabilities that were accounted for at fair value on a recurring basis. Assets and liabilities presented below exclude assets and liabilities owned by unconsolidated entities (in thousands):

	Total	Total	Total	Total
		Fair Value Measurements at December 31, 2011 Using:
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Money market funds	$5,997	$5,997	$-	$-
Derivative assets	10,945	-	10,945	-
Other derivative assets	1,419	-	-	1,419

Total	$18,361	$5,997	$10,945	$1,419

Liabilities:
Derivative liabilities	$(8,682)	$-	$(8,682)	$-

Total	$(8,682)	$-	$(8,682)	$-

		Fair Value Measurements at December 31, 2010 Using:
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Money market funds	$102,084	$102,084	$-	$-
Derivative assets	751	-	751	-

Total	$102,835	$102,084	$751	$-

Liabilities:
Derivative liabilities	$(2,215)	$-	$(2,215)	$-

Total	$(2,215)	$-	$(2,215)	$-

	2011	2011
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3 Only) Derivative Assets
	Years Ended December 31,
	2011	2010
Beginning balance	$-	$-
Total gains or losses (realized and unrealized):
Included in earnings	(198)	-
Purchases, issuances and settlements	1,617	-

Ending balance	$1,419	$-

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(198)	$-

CPA®:17 – Global 2011 10-K — 83

Notes to Consolidated Financial Statements

We did not have any transfers into or out of Level 1, Level 2 and Level 3 measurements during the years ended December 31, 2011 and 2010, except for those assets and liabilities acquired in connection with the Metro investment (Note 4). Gains and losses (realized and unrealized) included in earnings are reported in Other income and (expenses) in the consolidated financial statements.

Our other financial instruments had the following carrying values and fair values as of the dates shown (in thousands):

	December 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	$1,154,254	$1,184,309	$667,478	$674,225
Notes receivable	70,000	71,297	89,560	89,556
CMBS (a)	3,777	6,701	3,797	4,677

(a)	The carrying value of our CMBS represents historical cost, net of amortization of acquisition fees, as we have deemed these securities to be held-to-maturity, and is inclusive of $17.1 million impairment charges recognized during 2009. There were no purchases or sales during the year ended December 31, 2011.

We determined the estimated fair value of our debt and note instruments using a discounted cash flow model with rates that take into account the credit of the tenants and interest rate risk. We estimated that our other financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values at both December 31, 2011 and 2010.

Items Measured at Fair Value on a Non-Recurring Basis

We perform an assessment, when required, of the value of certain of our real estate investments in accordance with current authoritative accounting guidance. As part of that assessment, we determine the valuation of these assets using widely accepted valuation techniques, including expected discounted cash flows or an income capitalization approach, which considers prevailing market capitalization rates. We review each investment based on the highest and best use of the investment and market participation assumptions. We determined that the significant inputs used to value these investments fall within Level 3. As a result of our assessments, we calculated the impairment charges based on market conditions and assumptions that existed at the time. The valuation of real estate is subject to significant judgment and actual results may differ materially if market conditions or the underlying assumptions change.

The following table presents information about our other assets that were measured on a fair value basis for the periods presented. For additional information regarding these impairment charges, refer to Note 12. All of the impairment charges were measured using unobservable inputs (Level 3) and were recorded based on market conditions and assumptions that existed at the time (in thousands):

	Year Ended December 31, 2011		Year Ended December 31, 2010		Year Ended December 31, 2009
	Total Fair Value Measurements	Total Impairment Charges	Total Fair Value Measurements	Total Impairment Charges	Total Fair Value Measurements	Total Impairment Charges
Impairment Charges from Continuing Operations:
Net investments in properties	$-	$-	$-	$-	$17,779	$7,471
Net investments in direct financing leases(a)	-	(70)	-	-	28,833	800
Equity investments in real estate	-	-	-	-	24,244	2,930
Commercial mortgage-backed securities	-	-	-	-	3,818	17,138

	$-	$(70)	$-	$-	$74,674	$28,339

(a)	In 2011, we recorded an out-of-period adjustment to reduce impairment charge by $0.1 million (Note 2).

CPA®:17 – Global 2011 10-K — 84

Notes to Consolidated Financial Statements

Note 9. Risk Management and Use of Derivative Financial Instruments

Risk Management

In the normal course of our ongoing business operations, we encounter economic risk. There are three main components of economic risk: interest rate risk, credit risk and market risk. We are primarily subject to interest rate risk on our interest-bearing assets and liabilities and CMBS investments. Credit risk is the risk of default on our operations and tenants’ inability or unwillingness to make contractually required payments. Market risk includes changes in the value of our properties and related loans as well as changes in the value of our CMBS investments due to changes in interest rates or other market factors. In addition, we own investments in Europe and are subject to the risks associated with changing foreign currency exchange rates.

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

We measure derivative instruments at fair value and record them as assets or liabilities, depending on our rights or obligations under the applicable derivative contract. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. For a derivative designated and that qualified as a fair value hedge, the change in the fair value of the derivative is offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings. For a derivative designated and that qualified as a cash flow hedge, the effective portion of the change in fair value of the derivative is recognized in Other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. For a derivative designated and that qualified as a net investment hedge, the effective portion of the change in the fair value and/or the net settlement of the derivative are reported in Other comprehensive income or loss as part of the cumulative foreign currency translation adjustment. The ineffective portion of the change in fair value of the derivative is recognized directly in earnings. Amounts are reclassified out of Other comprehensive income or loss into earnings when the hedged investment is either sold or substantially liquidated.

CPA®:17 – Global 2011 10-K — 85

Notes to Consolidated Financial Statements

The following table sets forth certain information regarding our derivative instruments for the periods presented (in thousands):

		Asset Derivatives Fair Value at December 31,		Liability Derivatives Fair Value at December 31,
	Balance Sheet Location	2011	2010	2011	2010
Derivatives Designated as Hedging Instruments
Interest rate cap	Other assets, net	$80	$733	$-	$-
Interest rate swap	Other assets, net	-	18	-	-
Foreign currency collars	Other assets, net	5,657	-	-	-
Foreign currency forward contracts	Other assets, net	5,206	-	-	-
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	-	-	(8,682)	(1,134)
Foreign currency forward contracts	Accounts payable, accrued expenses and other liabilities	-	-	-	(1,081)

Derivatives Not Designated as Hedging Instruments
Put options	Other assets, net	224	-	-	-
Put options	Accounts payable, accrued expenses and other liabilities			(224)
Stock warrants	Other assets, net	1,419	-	-	-

Total derivatives		$12,586	$751	$(8,906)	$(2,215)

The following tables present the impact of derivative instruments on the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion) Years Ended December 31,
Derivatives in Cash Flow Hedging Relationships	2011	2010	2009
Interest rate cap (a)	$(244)	$(2,221)	$(461)
Interest rate swaps	(6,864)	(1,073)	(20)
Foreign currency contracts	6,698	-	-

Derivatives in Net Investment Hedging Relationships (b)
Foreign currency contracts	(4,809)	(1,081)	-

Total	$(5,219)	$(4,375)	$(481)

	Amount of Gain (Loss) Reclassified from OCI into Income (Effective Portion) Years Ended December 31,
Derivatives in Cash Flow Hedging Relationships	2011	2010	2009
Foreign currency collars (c)	$624	$-	$-

Total	$624	$-	$-

(a)	Includes losses attributable to noncontrolling interests totaling $0.1 million, $1.0 million, and $0.2 million for the years ended 2011, 2010 and 2009, respectively.
(b)	The effective portion of the change in fair value and the settlement of these contracts are reported in the foreign currency translation adjustment section of Other comprehensive income or loss until the underlying investment is sold, at which time we reclassify the gain or loss to earnings.
(c)	Gains (losses) reclassified from Other comprehensive income into income for contracts that have matured are included in Other income and (expenses).

CPA®:17 – Global 2011 10-K — 86

Notes to Consolidated Financial Statements

During the years ended 2011, 2010 and 2009, no gains or losses were reclassified from Other comprehensive income into income related to ineffective portions of hedging relationships or to amounts excluded from effectiveness testing.

		Amount of Gain (Loss) Recognized in Income on Derivatives
	Location of Gain (Loss)	Years Ended December 31,
Derivatives Not in Cash Flow Hedging Relationships	Recognized in Income	2011	2010	2009
Foreign currency collars and put options	Other income and (expenses)	$432	$-	$-
Stock warrants	Other income and (expenses)	(198)	-	-

Total		$234	$-	$-

See below for information on our purposes for entering into derivative instruments, including those not designated as hedging instruments, and for information on derivative instruments owned by unconsolidated entities, which are excluded from the tables above.

Interest Rate Swaps, Forward Starting Interest Rate Swaps, and Caps

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our investment partners may obtain variable-rate non-recourse mortgage loans and, as a result, may enter into interest rate swap, forward starting interest rate swap, or interest rate cap agreements with counterparties. Interest rate swaps, which effectively convert the variable-rate debt service obligations of the loan to a fixed rate, are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flow over a specific period. The notional, or face, amount on which the swaps are based is not exchanged. Forward starting interest rate swaps have similar characteristics to interest rate swaps, with the exception that these derivatives are predominantly used to hedge the variability in the future interest payments stemming from the anticipated issuance of floating rate debt and to lock in interest rate levels to match future cash flow characteristics of the liabilities. Interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. Our objective in using these derivatives is to limit our exposure to interest rate movements.

The derivative instruments that we had outstanding on our consolidated subsidiaries at December 31, 2011 were designated as cash flow hedges and are summarized as follows (dollars in thousands):

Instrument	Type	Notional Amount	Effective Interest Rate	Effective Date	Expiration Date	Fair Value at December 31, 2011
6-Month Euribor (a)	“Pay-fixed” swap	$212,704	4.2%	9/2011	9/2016	$(3,877)
3-Month LIBOR	“Pay-fixed” swap	27,000	6.6%	1/2010	12/2019	(3,294)
1-Month LIBOR	“Pay-fixed” swap	92,400	1.3%	2/2012	2/2017	(667)
1-Month LIBOR	“Pay-fixed” swap	4,200	6.0%	1/2011	1/2021	(459)
3-Month Euribor (a)	“Pay-fixed” swap	7,925	5.8%	7/2010	11/2017	(346)
1-Month LIBOR	“Pay-fixed” swap	1,600	4.8%	12/2011	12/2021	(39)
3-Month LIBOR (b)	Interest rate cap	119,750	8.8%	3/2011	8/2014	80

						$(8,602)

(a)	Amounts are based upon the applicable exchange rate of the Euro at December 31, 2011.
(b)	The applicable interest rate of the related debt was 2.9%, which was below the effective interest rate of the cap at December 31, 2011. Notional and fair value amounts include portions attributable to noncontrolling interests totaling $53.9 million and less than $0.1 million, respectively.

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

CPA®:17 – Global 2011 10-K — 87

Notes to Consolidated Financial Statements

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

The following table presents the foreign currency derivative contracts we had outstanding and their designations at December 31, 2011 (dollars in thousands, except strike price):

Hedge Type	Notional Amount (a)	Strike Price	Effective Date	Expiration Date	Fair Value at December 31, 2011
Designated as Cash Flow Hedging Instruments
Collars (b)	$72,712	$ 1.40 - 1.44	9/2011	3/2012 - 9/2014	$5,657
Forward contracts	58,275	1.39	7/2011	7/2013	3,617
Forward contracts	50,984	1.34 - 1.35	9/2011	3/2012 - 3/2015	1,589

Not Designated as Cash Flow Hedging Instruments
Put options (c)	7,317	1.30	5/2011, 9/2011	3/1/2012	-

	$189,288				$10,863

(a)	Amounts are based upon the exchange rate of the Euro at December 31, 2011.
(b)	At inception, these collars were not designated as hedging instruments because their fair values were in a net liability position at the onset of the trade. In October 2011, we designated these collars as hedging instruments because their fair values increased into a net asset position due to the depreciation of the Euro relative to the U.S. Dollar.
(c)	During the third quarter of 2011, we entered into new protective put options to cancel the effect of the existing protective put options we own. These new instruments did not qualify for hedge accounting.

Stock Warrants

As part of the purchase of an interest in Hellweg 2 from CPA®:14 in May 2011 (Note 3), we acquired warrants from CPA®:14, which were granted by Hellweg 2 to CPA®:14 for a total cost of $1.6 million, which is based on the fair value of the warrants on the date of acquisition. These warrants give us participation rights to any distributions made by Hellweg 2. In addition, we are entitled to a cash distribution that equals to a certain percentage of the liquidity event price of Hellweg 2, should a liquidity event occur. Because these warrants are readily convertible to cash and provide for net cash settlement upon conversion, we account for them as derivative instruments.

Embedded Credit Derivatives

In connection with the Hellweg 2 investment, which we acquired an interest from CPA®:14 in May 2011 (Note 6) and accounted for as equity method investment, the entity obtained non-recourse mortgage financing for which the interest rate has both fixed and variable components. In connection with providing the financing, the lender entered into an interest rate swap agreement on its own behalf through which the fixed interest rate component on the financing was converted into a variable interest rate instrument. Through this entity, we have the right, at our sole discretion, to prepay this debt at any time and to participate in any realized gain or loss on the interest rate swap at that time. This participation right is deemed to be an embedded credit derivative. Based on the valuation obtained at December 31, 2011 and including the effect of foreign currency translation, this embedded credit derivative had a fair value of less than $0.1 million and generated an unrealized loss of less than $0.1 million for the year ended December 31, 2011. Amounts provided are the total amounts attributable to the entity and do not represent our proportionate share. Changes in the fair value of the embedded credit derivative are recognized in this entity’s earnings.

CPA®:17 – Global 2011 10-K — 88

Notes to Consolidated Financial Statements

Other

Amounts reported in Other comprehensive income or loss related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. At December 31, 2011, we estimate that an additional $1.5 million, inclusive of amounts attributable to noncontrolling interests of $0.4 million, will be reclassified as interest expense during the next twelve months.

We measure credit exposure on a counterparty basis as the net positive aggregate estimated fair value, net of collateral received, if any. None was received as of December 31, 2011. At December 31, 2011, the total credit exposure was $10.3 million, inclusive of noncontrolling interest, and the maximum exposure to any single counterparty was $10.0 million.

Some of the agreements we have with our derivative counterparties contain certain credit contingent provisions that could result in a declaration of default against us regarding our derivative obligations if we either default or are capable of being declared in default on certain of our indebtedness. At December 31, 2011, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives that were in a net liability position was $9.0 million and $2.2 million at December 31, 2011 and 2010, respectively, which included accrued interest but excluded any adjustment for nonperformance risk. If we had breached any of these provisions at either December 31, 2011 or 2010, we could have been required to settle our obligations under these agreements at their aggregate termination value of $9.7 million or $2.5 million, respectively.

Portfolio Concentration Risk

Concentrations of credit risk arise when a group of tenants is engaged in similar business activities or is subject to similar economic risks or conditions that could cause them to default on their lease obligations to us. We regularly monitor our portfolio to assess potential concentrations of credit risk. While we believe our portfolio is reasonably well diversified, it does contain concentrations in excess of 10%, based on the percentage of our annualized contractual minimum base rent at December 31, 2011, in certain areas, as shown in the table below. The percentages in the table below represent our directly-owned real estate properties and do not include our pro rata share of equity investments.

CPA®:17 – Global 2011 10-K — 89

Notes to Consolidated Financial Statements

Region:	December 31, 2011
New York	14%
Other U.S.	45%

Total U.S.	59%

Italy	14%
Spain	10%
Other Europe	17%

Total Europe	41%

Total	100%

Asset Type:
Warehouse/Distribution	31%
Office	27%
Retail	27%
Industrial	14%
All others	1%

Total	100%

Tenant Industry:
Retail	26%
Media - Printing & Publishing	18%
Grocery	15%
All others	41%

Total	100%

Guarantor/Tenant:
Metro AG (Europe)	14%
New York Times Company (U.S.)	13%

Note 10. Non-Recourse and Limited Recourse Debt

Non-recourse and limited-recourse debt consists of mortgage notes payable, which are collateralized by the assignment of real property and direct financing leases, with an aggregate carrying value of $1.9 billion and $1.1 billion at December 31, 2011 and 2010, respectively. Two of our borrowing entities, ANG (Multi) LLC and ANG II (Multi) LLC, are special purpose entities. The loan agreement contains separateness covenants and requires that the assets and credit of these entities not be available to satisfy the debt and obligations of either CPA®:17—Global or its affiliates. At December 31, 2011, our mortgage notes payable had fixed annual interest rates ranging from 3.6% to 8.0% and variable annual interest rates ranging from 2.9% to 6.6%, with maturity dates ranging from 2012 to 2031.

2011 — During the year ended December 31, 2011, we assumed $222.7 million of indebtedness with an annual interest rate equal to Euribor plus 2.15%, that has been fixed at 4.18% through an interest rate swap, and a term of five years in connection with the Metro investment. In connection with certain the self-storage investments and our investment in Croatia, we also assumed non-recourse mortgages totaling $50.4 million. Amounts are based on the exchange rate of the Euro and the Croatian Kuna on the date of acquisition, as applicable.

Additionally, we obtained non-recourse and limited-recourse mortgage financing totaling $243.5 million during 2011 at a weighted-average annual interest rate and term of 5.7% and 10.0 years, respectively. Of the total:

•	$160.2 million of non-recourse financing on investments acquired during 2011, comprised of $112.1 million related to six domestic investments, and $48.1 million related to the self-storage properties;
•	$60.6 million of non-recourse financing was related to four domestic investments acquired during 2010;
•	$13.7 million of non-recourse financing was related to a United Kingdom investment acquired in 2009, based on the exchange rate of the British Pound Sterling on the date of financing; and

CPA®:17 – Global 2011 10-K — 90

Notes to Consolidated Financial Statements

•

$9.0 million incremental borrowing related to the March 2009 New York Times transaction, inclusive of amounts attributable to noncontrolling interests of $4.1 million. In March 2011, we refinanced the limited-recourse mortgage loan obtained in August 2009, which had an outstanding balance of $116.0 million at the date of refinancing, with new limited-recourse financing of $125.0 million that matures in April 2018 and has option to extend the maturity to April 2019. The new financing bears interest at an annual interest rate equal to the LIBOR plus 2.5% that has been capped at 6.25% through the use of an interest rate cap designated as a cash flow hedge, which matures in March 2014 (Note 9).

2010 — During the year ended December 31, 2010, we obtained non-recourse mortgage financing totaling $431.7 million at a weighted average annual interest rate and term of 5.93% and 8.8 years, respectively. Of the total financing:

•

$212.3 million related to six domestic investments acquired during 2010, including non-recourse mortgage financing obtained in connection with the CARQUEST transaction totaling $117.0 million and financing obtained in connection with the J.P. Morgan Chase and Flint River transactions of $35.4 million and $27.0 million, respectively;

•	$139.7 million related to our Agrokor investments in Croatia;
•	$52.2 million related to the Eroski transaction in Spain;
•	$19.5 million related to a domestic build-to-suit project that we placed into service in January 2010; and
•	$8.0 million related to a secured line of credit obtained in connection with a Polish investment acquired in October 2009.

Scheduled debt principal payments during each of the next five calendar years following December 31, 2011 and thereafter are as follows (in thousands):

Years Ending December 31,	Total
2012	$21,532
2013	32,126
2014	29,631
2015	62,919
2016	285,483
Thereafter through 2031	723,440

1,155,131
Unamortized discount	(877)

Total	$1,154,254

Certain amounts in the table above are based on the applicable foreign currency exchange rate at December 31, 2011.

Note 11. Commitments and Contingencies

At December 31, 2011, we were not involved in any material litigation.

Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.

Note 12. Impairment Charges

We periodically assess whether there are any indicators that the value of our real estate investments may be impaired or that their carrying value may not be recoverable. For investments in real estate in which an impairment indicator is identified, we follow a two-step process to determine whether the investment is impaired and to determine the amount of the charge. First, we compare the carrying value of the real estate to the future net undiscounted cash flow that we expect the real estate will generate, including any estimated proceeds from the eventual sale of the real estate. If this amount is less than the carrying value, the real estate is considered to be impaired, and we then measure the loss as the excess of the carrying value of the real estate over the estimated fair value of the real estate, which is primarily determined using market information such as recent comparable sales or broker quotes. If relevant market information is not available or is not deemed appropriate, we then perform a future net cash flow analysis discounted for inherent risk associated with each investment.

We have CMBS investments that are designated as securities held to maturity. Periodically, we evaluate our CMBS to determine if they have experienced an other-than temporary decline in value. In our evaluation, we consider, among other items, the significance of the decline in value compared to the cost basis; underlying factors contributing to the decline in value, such as delinquencies and expectations of credit losses; the length of time the market value of the security has been less than its cost basis; expected market volatility and market and economic conditions; advice from dealers; and our own experience in the market.

CPA®:17 – Global 2011 10-K — 91

Notes to Consolidated Financial Statements

The following table summarizes impairment charges recognized on our consolidated and unconsolidated real estate investments and held-to-maturity securities for all periods presented (in thousands):

	000000000000	000000000000	000000000000
	Years Ended December 31,
	2011	2010	2009
Net investments in properties (a)	$-	$-	$7,471
Net investments in direct financing leases (a)	(70)	-	800
Commercial mortgage-backed securities (b)	-	-	15,633

Total impairment charges included in expenses	(70)	-	23,904
Equity investments in real estate (c)	-	-	2,930
Commercial mortgage-backed securities (b)	-	-	1,505

Total impairment charges included in income from continuing operations	$(70)	$-	$28,339

(a)	During 2011, we recorded an out-of-period adjustment to reduce impairment charges by $0.1 million (Note 2). Inclusive of amounts attributable to noncontrolling interests totaling $2.8 million for the year ended December 31, 2009.
(b)	Of the total Other-than-temporary impairment charges recognized: (i) $15.6 million was related to credit losses and was recognized in earnings and (ii) $1.5 million was related to non-credit factors and was recognized in Other comprehensive income or loss in equity.
(c)	Impairment charges on our equity investments are included in Income (loss) from equity investments in real estate on our consolidated statement of operations (Note 6).

2009 Impairments

Waldaschaff Automotive GmbH and Wagon Automotive Nagold GmbH

During 2009, we recognized impairment charges of $8.3 million related to Waldaschaff Automotive GmbH (formerly Wagon Automotive GmbH) and Wagon Automotive Nagold GmbH, comprised of $7.5 million to reduce the carrying value of the Waldaschaff Automotive property to its estimated fair value and $0.8 million to reflect a decline in the estimated residual value of the Wagon Automotive Nagold property. We calculated the estimated fair value of these properties based on a discounted cash flow analysis and based on a third-party appraisal. In connection with entering into Administration, Wagon Automotive GmbH terminated its lease with us in May 2009 and a successor company, Waldaschaff Automotive GmbH, took over the business and has been paying rent to us, albeit at a significantly reduced rate. In April 2010, Waldaschaff Automotive GmbH executed a temporary lease under which monthly rent is unchanged but real estate expenses are now reimbursed by the tenant. In addition, in October 2009, we terminated the existing lease with Wagon Automotive Nagold GmbH, and signed a new lease with this tenant on substantially the same terms. At December 31, 2011, the Waldaschaff Automotive and Wagon Automotive Nagold properties were classified as Net investments in properties and net investment in direct financing leases, respectively, in the consolidated financial statements.

Berry Plastics

During 2009, we incurred other-than-temporary impairment charges of $2.9 million to reduce the carrying value of our investment in the Berry Plastics entity to the estimated fair value of the entity’s underlying net assets. Berry Plastics continues to meet all of its obligations under the terms of its lease.

CMBS

During 2009, we determined that our CMBS investments were other-than-temporarily impaired and recognized impairment charges totaling $17.1 million to reduce the cost basis of these investments to their estimated fair values, of which $15.6 million was related to credit factors and was recognized in earnings and $1.5 million was related to non-credit factors and was recognized in Other comprehensive income or loss in equity. Following the recognition of the impairment charges during the fourth quarter of 2009, the carrying value of the CMBS investments at December 30, 2011 and 2010 were equal to the amount of cash flows we expect to collect, and therefore no amounts were accreted into income during the years ended December 31, 2011 and 2010. We accreted $0.7 million into Interest income for the year ended December 31, 2009. During 2011, we recorded an allowance of $0.4 million as a reduction to interest income on three non-performing CMBS investments upon determination of their uncollectability.

CPA®:17 – Global 2011 10-K — 92

Notes to Consolidated Financial Statements

Note 13. Equity

Distributions

Distributions paid to shareholders consist of ordinary income, capital gains, return of capital or a combination thereof for income tax purposes. The following table presents distributions per share reported for tax purposes:

	0000000000000	0000000000000	0000000000000
	Years Ended December 31,
	2011	2010	2009
Ordinary income	$0.40	$0.34	$0.32
Return of capital	0.25	0.30	0.31

Total distributions	$0.65	$0.64	$0.63

In September 2011, our board of directors approved a distribution of $0.0017663 per share, which equates to an annualized yield of 6.5% on our public offering price of $10.00 per share, for each day during the period an investor was a shareholder of record from and including October 1, 2011 through December 31, 2011, which was paid on January 15, 2012.

In December 2011, our board of directors announced that the first quarter 2012 annualized yield will remain at 6.5% on our public offering price of $10.00 per share. The daily distribution rate of $0.0017857 per share is payable to shareholders of record at the close of business on each day during the quarter and will be paid in aggregate on or about April 16, 2012.

Accumulated Other Comprehensive Loss

The following table presents the components of accumulated other comprehensive loss reflected in equity. Amounts include our proportionate share of other comprehensive loss from our unconsolidated investments (in thousands):

	0000000000000	0000000000000	0000000000000
	December 31,
	2011	2010	2009
Foreign currency translation adjustment	$(22,329)	$(9,796)	$(3,136)
Unrealized loss on derivative instruments	(8,752)	(3,642)	(261)
Unrealized appreciation on marketable securities	(15)	-	-
Impairment loss on commercial mortgage-backed securities	(1,505)	(1,505)	(1,505)

Accumulated other comprehensive loss	$(32,601)	$(14,943)	$(4,902)

Note 14. Income Taxes

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

We conduct business in the various states and municipalities within the U.S. and in Europe, and as a result, we or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and certain foreign jurisdictions. As a result, we are subject to certain foreign, state and local taxes.

CPA®:17 – Global 2011 10-K — 93

Notes to Consolidated Financial Statements

We account for uncertain tax positions in accordance with current authoritative accounting guidance. The following table presents a reconciliation of the beginning and ending amount of unrecognized tax benefits (in thousands):

	000000000000	000000000000
	Years Ended December 31,
	2011	2010
Beginning balance	$215	$-
Additions based on tax positions related to the current year	374	215

Ending balance	$589	$215

At December 31, 2011 and 2010, we had unrecognized tax benefits as presented in the table above that, if recognized, would have a favorable impact on our effective income tax rate in future periods. At both December 31, 2011 and 2010, we had less than $0.1 million of accrued interest related to uncertain tax positions.

Our tax returns are subject to audit by taxing authorities. Such audits can often take years to complete and settle. The tax years 2007 through 2011 remain open to examination by the major taxing jurisdictions to which we are subject.

During 2010, we elected to treat our corporate subsidiary that engages in hotel operations as a TRS. This subsidiary owns a hotel that is managed on our behalf by a third-party hotel management company. A TRS is subject to corporate federal income taxes, and we provide for income taxes in accordance with current authoritative accounting guidance. This subsidiary has recognized de minimus profit since inception.

As of December 31, 2011 and 2010, we had net operating losses (“NOL”) in foreign jurisdictions of approximately $14.5 million and $1.0 million, respectively, translating to a deferred tax asset before valuation allowance of $3.3 million and $0.2 million, respectively. Our NOLs will begin to expire in 2015 in certain foreign jurisdictions. The utilization of NOLs may be subject to certain limitations under the tax laws of the relevant jurisdiction. Management determined that as of December 31, 2011 and 2010, $3.3 million and $0.2 million, respectively, of deferred tax assets related to losses in foreign jurisdictions did not satisfy the recognition criteria set forth in accounting guidance for income taxes and established valuation allowances for these amounts.

Note 15. Discontinued Operations

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

The results of operations for properties that are held for sale or have been sold are reflected in the consolidated financial statements as discontinued operations for all periods presented and are summarized as follows (in thousands):

	0000000000000	0000000000000	0000000000000
	Years Ended December 31,
	2011	2010	2009
Revenues	$739	$59	$-
Expenses	(263)	(26)	-
Gain on sale of real estate	778	-	-

Income from discontinued operations	$1,254	$33	$-

In June 2011, we sold two Canadian properties previously leased to CARQUEST for $19.8 million, net of selling costs, and recognized a net gain on the sale of $0.8 million. Amounts are based on the exchange rate of the Canadian dollar on the date of the sale.

CPA®:17 – Global 2011 10-K — 94

Notes to Consolidated Financial Statements

Note 16. Segment Information

We have determined that we operate in one business segment, real estate ownership, with domestic and foreign investments. Geographic information for this segment is as follows (in thousands):

Year Ended December 31, 2011	Domestic	Foreign (a)	Total
Revenues	$137,284	$59,252	$196,536
Total long-lived assets (b)	1,394,613	980,160	2,374,773

Year Ended December 31, 2010	Domestic	Foreign	Total
Revenues	$72,330	$27,133	$99,463
Total long-lived assets (b)	911,254	515,653	1,426,907

Year Ended December 31, 2009	Domestic	Foreign	Total
Revenues	$41,983	$8,363	$50,346
Total long-lived assets (b)	506,604	191,728	698,332

(a)	All years include operations in Germany, Hungary, Poland, the Netherlands, Spain and the United Kingdom; 2010 and 2011 also include operations in Croatia; and 2011 includes operations in Italy.
(b)	Consists of Net investment in properties; Real estate under construction; Net investment in direct financing leases and Equity investments in real estate.

Note 17. Selected Quarterly Financial Data (Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Revenues (a)	$42,158	$44,924	$49,243	$60,211
Expenses (a)	(14,462)	(18,622)	(24,092)	(30,304)
Net income (b)	16,647	18,005	14,987	20,807
Less: Net income attributable to noncontrolling interests	(4,213)	(5,158)	(4,683)	(6,737)

Net income attributable to CPA®:17 - Global shareholders	12,434	12,847	10,304	14,070

Earnings per share attributable to CPA®:17 - Global shareholders	0.08	0.08	0.06	0.06
Distributions declared per share	0.1600	0.1625	0.1625	0.1625

	Three Months Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Revenues (a)	$18,420	$23,857	$27,097	$30,089
Expenses (a)	(4,504)	(6,880)	(7,633)	(9,087)
Net income	9,406	10,505	13,140	12,736
Less: Net income attributable to noncontrolling interests	(3,283)	(3,850)	(4,427)	(3,773)

Net income attributable to CPA®:17 - Global shareholders	6,123	6,655	8,713	8,963

Earnings per share attributable to CPA®:17 - Global shareholders	0.07	0.06	0.07	0.07
Distributions declared per share	0.1600	0.1600	0.1600	0.1600

(a)	Certain amounts from previous quarters have been reclassified to discontinued operations (Note 15).
(b)	Inclusive of out-of-period adjustments recorded in 2011 as discussed in Note 2

CPA®:17 – Global 2011 10-K — 95

Notes to Consolidated Financial Statements

Note 18. Pro Forma Financial Information (Unaudited)

The following consolidated pro forma financial information has been presented as if the business combinations that we made and the new financing that we obtained, since February 20, 2007 (inception) had occurred on January 1, 2010 for the year ended December 31, 2010, and on January 1, 2009 for the year ended December 31, 2009. Acquisitions during the year ended December 31, 2011 were not significant individually or in the aggregate. The pro forma financial information is not necessarily indicative of what the actual results would have been, nor does it purport to represent the results of operations for future periods.

(Dollars in thousands, except per share amounts):

	00000000000000	00000000000000
	Years Ended December 31,
	2010	2009
Pro forma total revenues	$154,808	$156,542

Pro forma net income (a)	$50,675	$33,899
Less: Net income attributable to noncontrolling interests	(15,878)	(10,750)

Pro forma net income attributable to CPA®:17 – Global shareholders	$34,797	$23,149

Pro forma earnings per share: (a)
Net income attributable to CPA®:17 – Global shareholders	$0.36	$0.24

(a)	Pro forma net income and pro forma earnings per share for the year ended December 31, 2009 reflect the recognition of other-than-temporary impairment charges of $15.6 million incurred in connection with our CMBS investments (Note 12) and impairment charges of $11.2 million related to certain of our net investments in real estate and equity investments in real estate (Note 12). Pro forma net income includes actual interest income generated from the proceeds of our initial public offering. A portion of these proceeds was used to fund the investments included in the foregoing pro forma financial information.

The pro forma weighted average shares outstanding for the years ended December 31, 2010 and 2009 totaled 142,366,962 shares and were determined as if all shares issued since our inception through December 31, 2010 were issued on January 1, 2010 and 2009, respectively.

Note 19. Subsequent Event

In January 2012, we entered into a domestic investment for eight office facilities located in Minnesota for a total cost of approximately $168.7 million. In connection with this investment, we obtained non-recourse mortgage financing totaling $92.4 million, at a variable annual interest rate that has been fixed at 3.87% through an interest rate swap and a term of 5 years.

CPA®:17 – Global 2011 10-K — 96

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED

SCHEDULE III — REAL ESTATE and ACCUMULATED DEPRECIATION

December 31, 2011

(in thousands)

		Initial Cost to Company		Costs Capitalized Subsequent to	Increase (Decrease) in Net	Gross Amount at which Carried at Close of Period (c)			Accumulated	Date	Life on which Depreciation in Latest Statement of Income is
Description	Encumbrances	Land	Buildings	Acquisition (a)	Investments (b)	Land	Buildings	Total	Depreciation (c)	Acquired	Computed
Real Estate Under Operating Leases:

Industrial facility in Norfolk, NE	$1,771	$625	$1,713	$-	$107	$625	$1,820	$2,445	$217	Jun. 2008	30 yrs.

Residential and office facilities in Soest, Germany and warehouse/distribution facility in Bad Wünnenbeg, Germany	27,872	3,193	45,932	-	(8,458)	2,612	38,055	40,667	3,533	Jul. 2008	36 yrs.

Educational facility in Chicago, IL	15,527	6,300	20,509	-	(527)	6,300	19,982	26,282	2,331	Jul. 2008	30 yrs.

Office and industrial facility in Alvarado, TX and industrial facility in Bossier City, LA	15,188	2,725	25,233	1,470	(3,395)	2,725	23,308	26,033	2,081	Aug. 2008	25 - 40 yrs.

Industrial facility in Waldaschaff, Germany	7,540	10,373	16,708	-	(10,332)	6,297	10,452	16,749	1,968	Aug. 2008	15 yrs.

Retail facilities in Phoenix, AZ and Columbia, MD	38,104	14,500	48,865	-	(2,062)	14,500	46,803	61,303	3,803	Sep. 2008	40 yrs.

Transportation facility in Birmingham, United Kingdom	12,867	3,591	15,810	949	(780)	3,420	16,150	19,570	803	Sep. 2009	40 yrs.

Retail facilities in Gorzow, Poland	7,727	1,095	13,947	-	(1,709)	965	12,368	13,333	695	Oct. 2009	40 yrs.

Office facility in Hoffman Estates, IL	19,685	5,000	21,764	-	-	5,000	21,764	26,764	1,125	Dec. 2009	40 yrs.

Office facility in The Woodlands, TX	27,038	1,400	41,502	-	-	1,400	41,502	42,902	2,161	Dec. 2009	40 yrs.

Retail facilities located throughout Spain	48,226	32,574	52,101	-	(6,188)	30,031	48,456	78,487	2,390	Dec. 2009	20 yrs.

Industrial facility in Union Township, OH	6,731	1,000	10,793	2	-	1,000	10,795	11,795	517	Feb. 2010	40 yrs.

Industrial facilities in San Diego, Fresno, Orange, Colton, Los Angeles and Pomona, CA; Phoenix, AZ; Safety Harbor, FL; Durham, NC and Columbia, SC	14,187	19,001	13,059	-	-	19,001	13,059	32,060	680	Mar. 2010	27 - 40 yrs.

Industrial facility in Evansville, IN	-	150	9,183	11,745	-	150	20,928	21,078	618	Mar. 2010	40 yrs.

Warehouse/distribution facilities in Plymouth, Southampton, Luton, Liverpool, Taunton, Cannock and Bristol, United Kingdom	-	8,639	2,019	-	58	8,671	2,045	10,716	122	Apr. 2010	28 yrs.

Warehouse/distribution facilities in Zagreb, Croatia	51,483	31,941	45,904	-	(1,596)	31,244	45,005	76,249	2,500	Apr. 2010	30 yrs.

Office facilities in Tampa, FL	35,425	18,300	32,856	23	-	18,323	32,856	51,179	1,301	May 2010	40 yrs.

CPA®:17 – Global 2011 10-K — 97

SCHEDULE III — REAL ESTATE and ACCUMULATED DEPRECIATION (Continued)

December 31, 2011

(in thousands)

		Initial Cost to Company		Costs Capitalized Subsequent to	Increase (Decrease) in Net	Gross Amount at which Carried at Close of Period (c)			Accumulated	Date	Life on which Depreciation in Latest Statement of Income is
Description	Encumbrances	Land	Buildings	Acquisition (a)	Investments (b)	Land	Buildings	Total	Depreciation (c)	Acquired	Computed
Warehouse/distribution facility in Bowling Green, KY	28,000	1,400	3,946	33,809	-	1,400	37,755	39,155	320	May 2010	40 yrs.

Retail facility in Elorrio, Spain	-	19,924	3,981	-	1,713	21,368	4,250	25,618	168	Jun. 2010	40 yrs.

Warehouse/distribution facility in Gadki, Poland	-	1,134	1,183	7,611	(820)	1,037	8,071	9,108	151	Aug. 2010	40 yrs.

Office and industrial facilities in Elberton, GA	-	560	2,467	-	-	560	2,467	3,027	95	Sep. 2010	40 yrs.

Retail facilities in Fayetteville, Ocean Isle Beach and Vass, NC and Chesterfield, Danville, Hopewell and Hot Springs, VA	-	1,576	1,018	4,033	-	1,576	5,051	6,627	63	Nov. 2010; Mar. 2011; Apr. 2011; May 2011	40 yrs.

Warehouse/distribution facilities in Unadilla and Rincon, GA	27,000	1,595	44,446	-	-	1,595	44,446	46,041	1,296	Nov. 2010	40 yrs.

Office facility in Hartland, WI	3,837	1,402	2,041	-	-	1,402	2,041	3,443	68	Nov. 2010	35 yrs.

Warehouse/distribution facilities in Zagreb, Dugo Selo, Kutina, Slavonski Brod and Samobor, Croatia	23,044	6,700	24,114	194	(265)	6,641	24,102	30,743	870	Dec. 2010	30 yrs.

Warehouse/distribution facilities located throughout the U.S.	115,537	31,735	129,011	-	(9,681)	28,511	122,554	151,065	3,635	Dec. 2010	40 yrs.

Office facility in Madrid, Spain	-	22,230	81,508	-	(1,383)	21,914	80,441	102,355	2,011	Dec. 2010	40 yrs.

Office facility in Houston, TX	3,789	1,838	2,432	-	20	1,838	2,452	4,290	97	Dec. 2010	25 yrs.

Warehouse/distribution facilities in Oxnard and Watsonville, CA	52,907	16,036	67,300	-	229	16,036	67,529	83,565	2,394	Jan. 2011	10 - 40 yrs.

Warehouse/distribution facility in Dillon, SC	21,005	1,355	15,620	-	-	1,355	15,620	16,975	567	Mar. 2011	40 yrs.

Retail facilities in Choudrant, Mangham, Mount Hermon and Richwood, LA	-	291	450	3,074	-	291	3,524	3,815	26	Mar. 2011; Jun. 2011; Jul. 2011	40 yrs.

Industrial facility in Middleburg Heights, OH	-	600	1,690	-	-	600	1,690	2,290	32	Mar. 2011	40 yrs.

Land in Chicago, IL	5,250	7,414	-	-	-	7,414	-	7,414	-	Jun. 2011	N/A

Retail facilities located throughout Italy	212,704	91,691	262,377	-	(14,372)	87,296	252,400	339,696	1,806	Sep. 2011	29 - 40 yrs.

Retail facilities in Pozega and Sesvete, Croatia	13,910	2,687	24,820	6,885	(1,899)	2,528	29,965	32,493	78	Nov. 2011	30 yrs.

Land in Orlando, FL	-	32,739	-	-	-	32,739	-	32,739	-	Dec. 2011	N/A

Land in Hudson, NY	913	2,080	-	-	-	2,080	-	2,080	-	Dec. 2011	N/A

	$837,267	$405,394	$1,086,302	$69,795	$(61,340)	$390,445	$1,109,706	$1,500,151	$40,522

CPA ®:17 – Global 2011 10-K — 98

SCHEDULE III — REAL ESTATE and ACCUMULATED DEPRECIATION (Continued)

December 31, 2011

(in thousands)

	Encumbrances	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (a)	(Decrease) Increase in Net Investments (b)	Gross Amount at which Carried at Close of Period Total	Date Acquired
Description		Land	Buildings
Direct Financing Method:
Office and industrial facility in Nagold, Germany	$12,339	$6,012	$41,493	$-	$(23,340)	$24,165	Aug. 2008
Industrial facilities in Sanford and Mayodan, NC	22,645	3,100	35,766	-	(530)	38,336	Dec. 2008
Industrial facility in Glendale Heights, IL	18,983	3,820	11,148	18,245	1,094	34,307	Jan. 2009
Office facility in New York City, NY	122,679	-	233,720	-	6,392	240,112	Mar. 2009
Industrial facilities in San Diego, Fresno, Orange, Colton and Pomona, CA; Holly Hill, FL; Rockmart, GA; Ooltewah, TN and Dallas, TX	10,093	1,730	20,778	-	(185)	22,323	Mar. 2010
Warehouse/distribution facilities in Plymouth, Newport, Southampton, Luton, Liverpool, Bristol and Leeds, United Kingdom	-	508	24,009	-	681	25,198	Apr. 2010
Warehouse/distribution facilities in Zagreb, Croatia	10,259	1,804	11,618	-	(123)	13,299	Dec. 2010
Warehouse/distribution facilities in Bartow, FL; Momence, IL; Smithfield, NC and Ardmore, OK	23,969	3,750	50,177	-	693	54,620	Apr. 2011
Industrial facility in Clarksville, TN	4,967	600	7,291	-	29	7,920	Aug. 2011
Industrial facility in Countryside, IL	2,011	425	1,800	-	-	2,225	Dec. 2011

	$227,945	$21,749	$437,800	$18,245	$(15,289)	$462,505

		Initial Cost to Company			Costs Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c)				Accumulated Depreciation (c)	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Buildings	Personal Property			Land	Buildings	Personal Property	Total
Operating Real Estate:
Hotel in Hillsboro, OR	$5,469	$1,330	$10,483	$364	$1,349	$-	$1,330	$10,483	$1,713	$13,526	$929	May 2010	39 yrs.
Self-storage facility in Forth Worth, TX	1,538	610	2,672	-	-	-	610	2,672	-	3,282	54	Apr. 2011	33 yrs.
Self-storage facility in Baxter, CA	1,149	1,040	1,166	-	-	-	1,040	1,166	-	2,206	21	Jun. 2011	33 yrs.
Self-storage facility in Apple Valley, CA	2,300	400	3,910	-	-	-	400	3,910	-	4,310	56	Jun. 2011	35 yrs.
Self-storage facility in Apple Valley, CA	1,446	230	2,196	-	-	-	230	2,196	-	2,426	33	Jun. 2011	33 yrs.
Self-storage facility in Bakersfield, CA	849	370	3,133	-	-	-	370	3,133	-	3,503	52	Jun. 2011	30 yrs.
Self-storage facility in Bakersfield, CA	2,130	690	3,238	-	-	-	690	3,238	-	3,928	48	Jun. 2011	34 yrs.
Self-storage facility in Bakersfield, CA	2,013	690	3,298	-	-	-	690	3,298	-	3,988	47	Jun. 2011	35 yrs.
Self-storage facility in Bakersfield, CA	1,714	480	3,297	-	-	-	480	3,297	-	3,777	64	Jun. 2011	35 yrs.
Self-storage facility in Fresno, CA	2,638	601	7,300	-	-	-	601	7,300	-	7,901	171	Jun. 2011	30 yrs.
Self-storage facility in Grand Terrace, CA	728	950	1,903	-	-	-	950	1,903	-	2,853	38	Jun. 2011	25 yrs.
Self-storage facility in Harbor City, CA	1,293	1,487	810	-	-	-	1,487	810	-	2,297	16	Jun. 2011	30 yrs.
Self-storage facility in San Diego, CA	6,273	7,951	3,926	-	-	-	7,951	3,926	-	11,877	65	Jun. 2011	30 yrs.
Self-storage facility in Palm Springs, CA	2,511	1,287	3,124	-	-	-	1,287	3,124	-	4,411	52	Jun. 2011	30 yrs.
Self-storage facility in Palmdale, CA	2,773	940	4,263	-	-	-	940	4,263	-	5,203	67	Jun. 2011	32 yrs.
Self-storage facility in Palmdale, CA	2,081	1,220	2,954	-	-	-	1,220	2,954	-	4,174	45	Jun. 2011	33 yrs.
Self-storage facility in Riverside, CA	1,124	560	1,492	-	-	-	560	1,492	-	2,052	25	Jun. 2011	30 yrs.
Self-storage facility in Rosamond, CA	1,700	460	3,220	-	-	-	460	3,220	-	3,680	49	Jun. 2011	33 yrs.
Self-storage facility in Rubidoux, CA	1,247	514	1,653	-	-	-	514	1,653	-	2,167	25	Jun. 2011	33 yrs.
Self-storage facility in South Gate, CA	1,774	1,597	2,067	-	-	-	1,597	2,067	-	3,664	34	Jun. 2011	30 yrs.
Self-storage facility in Kona, HI	832	1,000	1,108	-	-	-	1,000	1,108	-	2,108	22	Jun. 2011	30 yrs.
Self-storage facility in Chicago, IL	2,342	600	4,124	-	-	-	600	4,124	-	4,724	62	Jun. 2011	25 yrs.
Self-storage facility in Chicago, IL	1,322	400	2,074	-	-	-	400	2,074	-	2,474	31	Jun. 2011	30 yrs.
Self-storage facility in Rockford, IL	1,363	548	1,881	-	-	-	548	1,881	-	2,429	37	Jun. 2011	25 yrs.
Self-storage facility in Rockford, IL	250	114	633	-	-	-	114	633	-	747	13	Jun. 2011	25 yrs.
Self-storage facility in Rockford, IL	1,319	380	2,321	-	-	-	380	2,321	-	2,701	46	Jun. 2011	25 yrs.
Self-storage facility in Kihei, HI	6,878	2,523	7,481	-	-	-	2,523	7,481	-	10,004	78	Aug. 2011	40 yrs.

CPA ®:17 – Global 2011 10-K — 99

SCHEDULE III — REAL ESTATE and ACCUMULATED DEPRECIATION (Continued)

December 31, 2011

(in thousands)

		Initial Cost to Company			Costs Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c)						Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Buildings	Personal Property			Land	Buildings	Personal Property	Total	Accumulated Depreciation (c)	Date Acquired
Self-storage facility in Bakersfield, CA	-	1,060	3,138	-	-	-	1,060	3,138	-	4,198	52	Aug. 2011	25 yrs.
Self-storage facility in Bakersfield, CA	-	767	2,230	-	-	-	767	2,230	-	2,997	37	Aug. 2011	25 yrs.
Self-storage facility in National City, CA	-	3,158	1,483	-	-	-	3,158	1,483	-	4,641	22	Aug. 2011	28 yrs.
Self-storage facility in Mundelein, IL	-	1,080	5,287	-	-	-	1,080	5,287	-	6,367	88	Aug. 2011	25 yrs.
Self-storage facility in Pearl City, HI	3,450	-	5,141	-	-	-	-	5,141	-	5,141	111	Aug. 2011	20 yrs.
Self-storage facility in Palm Springs, CA	3,161	1,019	2,131	-	-	-	1,019	2,131	-	3,150	32	Sep. 2011	28 yrs.
Self-storage facility in Rockford, IL	2,325	394	3,390	-	-	-	394	3,390	-	3,784	62	Sep. 2011	20 yrs.
Self-storage facility in Lake Street, IL	2,278	535	1,757	-	-	-	535	1,757	-	2,292	35	Sep. 2011	20 yrs.
Self-storage facility in Chicago, IL	-	1,049	5,672	-	-	-	1,049	5,672	-	6,721	49	Sep. 2011	30 yrs.
Self-storage facility in Bakersfield, CA	3,467	1,068	2,115	-	-	-	1,068	2,115	-	3,183	10	Nov. 2011	40 yrs.
Self-storage facility in Beaumont, CA	4,748	1,616	2,873	-	-	-	1,616	2,873	-	4,489	13	Nov. 2011	40 yrs.
Self-storage facility in Borrego, CA	2,263	299	1,766	-	-	-	299	1,766	-	2,065	8	Nov. 2011	40 yrs.
Self-storage facility in Foxborough, CA	2,309	190	1,756	-	-	-	190	1,756	-	1,946	8	Nov. 2011	40 yrs.
Self-storage facility in Mill Street, CA	2,172	698	1,397	-	-	-	698	1,397	-	2,095	6	Nov. 2011	40 yrs.
Self-storage facility in Peoria, IL	2,445	549	2,424	-	-	-	549	2,424	-	2,973	14	Nov. 2011	35 yrs.
Self-storage facility in Peoria, IL	1,865	409	1,816		-	-	409	1,816	-	2,225	10	Nov. 2011	35 yrs.
Self-storage facility in Forest Hills, IL	1,503	439	998		-	-	439	998	-	1,437	5	Nov. 2011	35 yrs.
Self-storage facility in Hesperia, CA	-	648	1,377	-	-	-	648	1,377	-	2,025	3	Dec. 2011	40 yrs.

	$89,042	$43,950	$132,478	$364	$1,349	$-	$43,950	$132,478	$1,713	$178,141	$2,745

CPA ®:1 7 – Global 2011 10-K — 100

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED

NOTES to SCHEDULE III — REAL ESTATE and ACCUMULATED DEPRECIATION

(in thousands)

(a)	Consists of the costs of improvements subsequent to purchase and acquisition costs including construction costs on build-to-suit transactions, legal fees, appraisal fees, title costs and other related professional fees.
(b)	The increase (decrease) in net investment is primarily due to (i) the amortization of unearned income from net investment in direct financing leases, which produces a periodic rate of return that at times may be greater or less than lease payments received, (ii) sales of properties, (iii) impairment charges, and (iv) changes in foreign currency exchange rates.
(c)	Reconciliation of real estate and accumulated depreciation (see below):

	$1,500,151	$1,500,151	$1,500,151
	Reconciliation of Real Estate Subject to Operating Leases
	Years Ended December 31,
	2011	2010	2009
Balance at beginning of year	$930,404	$326,507	$168,981
Additions	531,795	610,795	149,323
Dispositions	(10,142)	-	-
Foreign currency translation adjustment	(25,664)	(6,898)	(282)
Impairment charges	-	-	(7,700)
Reclassification from real estate under construction	73,758	-	-
Reclassification from (to) direct financing lease, intangible assets or escrow	-	-	16,185

Balance at close of year	$1,500,151	$930,404	$326,507

	Reconciliation of Accumulated Depreciation for Real Estate Subject to Operating Real Estate
	Years Ended December 31,
	2011	2010	2009
Balance at beginning of year	$16,274	$5,957	$1,455
Depreciation expense	25,046	10,484	4,468
Dispositions	(7)	-	-
Foreign currency translation adjustment	(791)	(167)	34

Balance at close of year	$40,522	$16,274	$5,957

		Reconciliation of Operating Real Estate
		Years Ended December 31,
		2011	2010
Balance at beginning of year		$12,177	$-
Additions		165,964	12,177

Balance at close of year		$178,141	$12,177

		Reconciliation of Accumulated Depreciation for Operating Real Estate
		Years Ended December 31,
		2011	2010
Balance at beginning of year		$300	$-
Depreciation expense		2,445	300

Balance at close of year		$2,745	$300

At December 31, 2011, the aggregate cost of real estate, net of accumulated depreciation and accounted for as operating leases, owned by us and our consolidated subsidiaries for federal income tax purposes was $1.9 billion.

CPA®:17 – Global 2011 10-K — 101

SCHEDULE IV — MORTGAGE LOANS ON REAL ESTATE

December 31, 2011

(dollars in thousands)

Description	Interest Rate	Final Maturity Date	Face Amount of Mortgage	Carrying Amount of Mortgage
BPS Partners, LLC (a)	0.5%	Sep. 2013	$30,000	$30,000
Financing agreement - China Alliance Properties Limited	11.0%	Dec. 2015	40,000	40,000

			$70,000	$70,000

(a)	If we do not elect to exchange the loan for an equity interest in BPS on the maturity date, then we will receive additional interest at an annual rate of 7.5% from inception through maturity as consideration for making the loan.

NOTES TO SCHEDULE IV — MORTGAGE LOANS ON REAL ESTATE

(in thousands)

	Reconciliation of Mortgage Loans on Real Estate
	Years ended December 31,
	2011	2010
Balance at beginning of year	$89,560	$-
Additions	30,000	90,000
Repayment	(49,560)	(440)

Balance at close of year	$70,000	$89,560

CPA®:17 – Global 2011 10-K — 102

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of December 31, 2011 at a reasonable level of assurance.

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, we used criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we concluded that, as of December 31, 2011, our internal control over financial reporting is effective based on those criteria.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to SEC rules that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

CPA®:17 – Global 2011 10-K — 103

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

This information will be contained in our definitive proxy statement for the 2012 Annual Meeting of Shareholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.

Item 11. Executive Compensation.

This information will be contained in our definitive proxy statement for the 2012 Annual Meeting of Shareholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This information will be contained in our definitive proxy statement for the 2012 Annual Meeting of Shareholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

This information will be contained in our definitive proxy statement for the 2012 Annual Meeting of Shareholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.

Item 14. Principal Accountant Fees and Services.

This information will be contained in our definitive proxy statement for the 2012 Annual Meeting of Shareholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.

CPA®:17 – Global 2011 10-K — 104

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) (1) and (2) - Financial statements and schedules - see index to financial statements included in Item 8.

      (3) Exhibits:

The following exhibits are filed as part of this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description	Method of Filing
3.1	Articles of Incorporation of Registrant	Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-11 (No. 333-140842) filed February 22, 2007

3.2	Articles of Amendment and Restatement of Corporate Property Associates 17 – Global Incorporated	Incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 filed December 14, 2007

3.3	Bylaws of Corporate Property Associates 17 – Global Incorporated	Incorporated by reference to Exhibit 3.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 filed December 14, 2007

4.1	2007 Distribution Reinvestment and Stock Purchase Plan	Incorporated by reference to Exhibit 4.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 filed December 14, 2007

10.1

Selected Dealer Agreement dated as of December 7, 2007 by and among, Corporate Property Associates 17 – Global Incorporated, Carey Financial, LLC, Carey Asset Management Corp., W. P. Carey & Co. LLC and Ameriprise Financial Services, Inc.

Incorporated by reference to Exhibit 1.1 to Form 8-K filed December 10, 2007

10.2	Agreement of Limited Partnership of CPA®:17 Limited Partnership dated November 12, 2007 by and among, Corporate Property Associates 17 – Global Incorporated and W. P. Carey Holdings, LLC	Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 filed December 14, 2007

10.3	First Amendment to Agreement of Limited Partnership of CPA®:17 Limited Partnership dated as of November 23, 2009	Incorporated by reference to Exhibit 10.7 to Registration Statement on Form S-11 (No. 333-140842) filed on November 24, 2009

10.4	Sales Agency Agreement dated November 30, 2007 between Corporate Property Associates 17 – Global Incorporated and Carey Financial, LLC	Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 filed December 14, 2007

10.5	Subscription Escrow Agreement	Incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-11 (No. 333-140842) filed on October 29, 2007

10.6	Form of Selected Dealer Agreement by and between Carey Financial, LLC and the selected dealers named therein from time to time	Incorporated by reference to Exhibit 10.6 to Registration Statement on Form S-11 (No. 333-170225) filed on March 23, 2011

10.7	Amended and Restated Advisory Agreement dated as of October 1, 2009 among Corporate Property Associates 17 – Global Incorporated, CPA®:17 Limited Partnership and Carey Asset Management Corp.	Incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-11 (No. 333-140842) filed on November 4, 2009

CPA®:17 – Global 2011 10-K — 105

Exhibit No.	Description	Method of Filing
10.8	Asset Management Agreement dated as of July 1, 2008 between Corporate Property Associates 17 – Global Incorporated and W. P. Carey & Co. B. V.	Incorporated by reference to Exhibit 10.9 to Registration Statement on Form S-11 (No. 333-140842) filed on August 1, 2008

10.9	Form of Indemnification Agreement with independent directors	Incorporated by reference to Exhibit 10.14 to Registration Statement on Form S-11 (No. 333-140842) filed on August 1, 2008

10.10	Lease Agreement by and between 620 Eight NYT (NY) Limited Partnership, as landlord, and NYT Real Estate Company LLC, as tenant, dated March 6, 2009	Incorporated by reference to Exhibit 10.11 to Registration Statement on Form S-11 (No. 333-140842) filed on April 2, 2009

10.11

Guaranty and Suretyship Agreement made by The New York Times Company (“NYTC”), and The New York Times Sales Company (“NYT Sales”), (NYTC and NYT Sales, collectively the “Guarantor”), to 620 Eighth NYT (NY) Limited Partnership (“Landlord”), dated March 6, 2009

Incorporated by reference to Exhibit 10.12 to Registration Statement on Form S-11 (No. 333-140842) filed on April 2, 2009

10.12	Assignment and Assumption of Sublease by and between NYT Real Estate Company LLC and 620 Eighth NYT (NY) Limited Partnership, dated March 6, 2009	Incorporated by reference to Exhibit 10.13 to Registration Statement on Form S-11 (No. 333-140842) filed on April 2, 2009

10.13

Wrap-Around Mortgage, Assignment of Rents, Security Agreement and Fixture Filing among NYT Real Estate Company LLC and New York State Urban Development Corporation, D/B/A Empire State Development Corporation and 620 Eighth NYT (NY) Limited Partnership, dated March 6, 2009

Incorporated by reference to Exhibit 10.14 to Registration Statement on Form S-11 (No. 333-140842) filed on April 2, 2009

10.14

Loan Agreement Dated as of August 31, 2009 by and between 620 Eighth NYT (NY) Limited Partnership and 620 Eighth Lender NYT (NY) Limited Partnership as Borrower and Bank of China, New York Branch as Lender

Incorporated by reference to Exhibit 10.1 to Form 8-K/A filed on November 4, 2009

10.15

Sale and Purchase Agreement, dated as of December 13, 2010, by and among Corporate Property Associates 14 Incorporated and Corporate Property Associates 17 – Global Incorporated, on behalf of single purpose entities to be formed for the purpose of acquiring the properties

Incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 14, 2010

10.16	Form of Dealer Manager Agreement by and between Corporate Property Associates 17 – Global Incorporated and Carey Financial, LLC	Incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-11 (No. 333-170225) filed on March 23, 2011

10.17

Form of Selected Investment Advisor Agreement by and among Corporate Property Associates 17 – Global Incorporated, Carey Financial, LLC and the selected investment advisors named therein from time to time

Incorporated by reference to Exhibit 10.6 to Registration Statement on Form S-11 (No. 333-170225) filed on March 23, 2011

21.1	List of Registrant Subsidiaries	Filed herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

CPA®:17 – Global 2011 10-K — 106

Exhibit No.	Description	Method of Filing
32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101

The following materials from Corporate Property Associates 17 – Global Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2011 and 2010, (ii) Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009, (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2011, 2010 and 2009, (iv) Consolidated Statements of Equity for the years ended December 31, 2011, 2010 and 2009, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009, (vi) Notes to Consolidated Financial Statements, (vii) Schedule III – Real Estate and Accumulated Depreciation, (viii) Notes to Schedule III, (ix) Schedule IV – Mortgage Loans and Real Estate, and (x) Notes to Schedule IV.*

Filed herewith

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

CPA®:17 – Global 2011 10-K — 107

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corporate Property Associates 17 – Global Incorporated
Date: March 22, 2012

	By:	/s/ Mark J. DeCesaris
Mark J. DeCesaris
Managing Director and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Trevor P. Bond	Chief Executive Officer	March 22, 2012
Trevor P. Bond	(Principal Executive Officer)

/s/ Mark J. DeCesaris	Managing Director and Chief Financial Officer	March 22, 2012
Mark J. DeCesaris	(Principal Financial Officer)

/s/ Hisham A. Kader	Chief Accounting Officer	March 22, 2012
Hisham A. Kader	(Principal Accounting Officer)

/s/ Marshall E. Blume	Director	March 22, 2012
Marshall E. Blume

/s/ Elizabeth P. Munson	Director	March 22, 2012
Elizabeth P. Munson

/s/ Richard J. Pinola	Director	March 22, 2012
Richard J. Pinola

/s/ James D. Price	Director	March 22, 2012
James D. Price

CPA®:17 – Global 2011 10-K — 108

EXHIBIT INDEX

The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description	Method of Filing
3.1	Articles of Incorporation of Registrant	Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-11 (No. 333-140842) filed February 22, 2007

3.2	Articles of Amendment and Restatement of Corporate Property Associates 17 – Global Incorporated	Incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 filed December 14, 2007

3.3	Bylaws of Corporate Property Associates 17 – Global Incorporated	Incorporated by reference to Exhibit 3.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 filed December 14, 2007

4.1	2007 Distribution Reinvestment and Stock Purchase Plan	Incorporated by reference to Exhibit 4.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 filed December 14, 2007

10.1

Selected Dealer Agreement dated as of December 7, 2007 by and among, Corporate Property Associates 17 – Global Incorporated, Carey Financial, LLC, Carey Asset Management Corp., W. P. Carey & Co. LLC and Ameriprise Financial Services, Inc.

Incorporated by reference to Exhibit 1.1 to Form 8-K filed December 10, 2007

10.2	Agreement of Limited Partnership of CPA®:17 Limited Partnership dated November 12, 2007 by and among, Corporate Property Associates 17 – Global Incorporated and W. P. Carey Holdings, LLC	Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 filed December 14, 2007

10.3	First Amendment to Agreement of Limited Partnership of CPA®:17 Limited Partnership dated as of November 23, 2009	Incorporated by reference to Exhibit 10.7 to Registration Statement on Form S-11 (No. 333-140842) filed on November 24, 2009

10.4	Sales Agency Agreement dated November 30, 2007 between Corporate Property Associates 17 – Global Incorporated and Carey Financial, LLC	Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 filed December 14, 2007

10.5	Subscription Escrow Agreement	Incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-11 (No. 333-140842) filed on October 29, 2007

10.6	Form of Selected Dealer Agreement by and between Carey Financial, LLC and the selected dealers named therein from time to time	Incorporated by reference to Exhibit 10.6 to Registration Statement on Form S-11 (No. 333-170225) filed on March 23, 2011

10.7	Amended and Restated Advisory Agreement dated as of October 1, 2009 among Corporate Property Associates 17 – Global Incorporated, CPA®:17 Limited Partnership and Carey Asset Management Corp.	Incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-11 (No. 333-140842) filed on November 4, 2009

Exhibit No.	Description	Method of Filing
10.8	Asset Management Agreement dated as of July 1, 2008 between Corporate Property Associates 17 – Global Incorporated and W. P. Carey & Co. B. V.	Incorporated by reference to Exhibit 10.9 to Registration Statement on Form S-11 (No. 333-140842) filed on August 1, 2008

10.9	Form of Indemnification Agreement with independent directors	Incorporated by reference to Exhibit 10.14 to Registration Statement on Form S-11 (No. 333-140842) filed on August 1, 2008

10.10	Lease Agreement by and between 620 Eight NYT (NY) Limited Partnership, as landlord, and NYT Real Estate Company LLC, as tenant, dated March 6, 2009	Incorporated by reference to Exhibit 10.11 to Registration Statement on Form S-11 (No. 333-140842) filed on April 2, 2009

10.11	Guaranty and Suretyship Agreement made by The New York Times Company (“NYTC”), and The New York Times Sales Company (“NYT Sales”), (NYTC and NYT Sales, collectively the “Guarantor”), to 620 Eighth NYT (NY) Limited Partnership (“Landlord”), dated March 6, 2009	Incorporated by reference to Exhibit 10.12 to Registration Statement on Form S-11 (No. 333-140842) filed on April 2, 2009

10.12	Assignment and Assumption of Sublease by and between NYT Real Estate Company LLC and 620 Eighth NYT (NY) Limited Partnership, dated March 6, 2009	Incorporated by reference to Exhibit 10.13 to Registration Statement on Form S-11 (No. 333-140842) filed on April 2, 2009

10.13	Wrap-Around Mortgage, Assignment of Rents, Security Agreement and Fixture Filing among NYT Real Estate Company LLC and New York State Urban Development Corporation, D/B/A Empire State Development Corporation and 620 Eighth NYT (NY) Limited Partnership, dated March 6, 2009	Incorporated by reference to Exhibit 10.14 to Registration Statement on Form S-11 (No. 333-140842) filed on April 2, 2009

10.14	Loan Agreement Dated as of August 31, 2009 by and between 620 Eighth NYT (NY) Limited Partnership and 620 Eighth Lender NYT (NY) Limited Partnership as Borrower and Bank of China, New York Branch as Lender	Incorporated by reference to Exhibit 10.1 to Form 8-K/A filed on November 4, 2009

10.15	Sale and Purchase Agreement, dated as of December 13, 2010, by and among Corporate Property Associates 14 Incorporated and Corporate Property Associates 17 – Global Incorporated, on behalf of single purpose entities to be formed for the purpose of acquiring the properties	Incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 14, 2010

10.16	Form of Dealer Manager Agreement by and between Corporate Property Associates 17 – Global Incorporated and Carey Financial, LLC	Incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-11 (No. 333-170225) filed on March 23, 2011

10.17	Form of Selected Investment Advisor Agreement by and among Corporate Property Associates 17 – Global Incorporated, Carey Financial, LLC and the selected investment advisors named therein from time to time	Incorporated by reference to Exhibit 10.6 to Registration Statement on Form S-11 (No. 333-170225) filed on March 23, 2011

21.1	List of Registrant Subsidiaries	Filed herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

Exhibit No.	Description	Method of Filing
32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101

The following materials from Corporate Property Associates 17 – Global Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2011 and 2010, (ii) Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009, (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2011, 2010 and 2009, (iv) Consolidated Statements of Equity for the years ended December 31, 2011, 2010 and 2009, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009, (vi) Notes to Consolidated Financial Statements, (vii) Schedule III – Real Estate and Accumulated Depreciation, (viii) Notes to Schedule III, (ix) Schedule IV – Mortgage Loans and Real Estate, and (x) Notes to Schedule IV.*

Filed herewith

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