Form 10-Q
period 2012-03-31
Corporate Property Associates 17 - Global INC
filed 2012-05-11
CIK 1390213

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Registrant has 235,945,586 shares of common stock, $0.001 par value, outstanding at May 8, 2012.

Forward-Looking Statements

This Quarterly Report on Form 10-Q (the “Report”), including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of Part I of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties and other factors that may materially affect our future results, performance, achievements or transactions. Information on factors which could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the Securities and Exchange Commission (the “SEC”), including but not limited to those described in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the SEC on March 22, 2012 (the “2011 Annual Report”). We do not undertake to revise or update any forward-looking statements. Additionally, a description of our critical accounting estimates is included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2011 Annual Report. There has been no significant change in our critical accounting estimates.

CPA®:17 – Global 3/31/2012 10-Q — 1

PART I

Item 1. Financial Statements

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share and per share amounts)

	March 31, 2012	December 31, 2011
Assets
Investments in real estate:
Real estate, at cost	$1,654,959	$1,500,151
Operating real estate, at cost	178,307	178,141
Accumulated depreciation	(52,286)	(43,267)

Net investments in properties	1,780,980	1,635,025
Real estate under construction	82,525	90,176
Net investments in direct financing leases	474,068	462,505
Equity investments in real estate	187,412	187,067

Net investments in real estate	2,524,985	2,374,773
Notes receivable	70,000	70,000
Cash and cash equivalents	319,372	180,726
Intangible assets, net	390,247	334,137
Other assets, net	75,938	86,176

Total assets	$3,380,542	$3,045,812

Liabilities and Equity
Liabilities:
Non-recourse and limited-recourse debt	$1,296,365	$1,154,254
Accounts payable, accrued expenses and other liabilities	51,081	48,035
Prepaid and deferred rental income	72,401	56,029
Due to affiliates	27,029	27,747
Distributions payable	35,106	32,288

Total liabilities	1,481,982	1,318,353

Commitments and contingencies (Note 11)

Equity:
CPA®:17 – Global shareholders’ equity:
Preferred stock, $0.001 par value; 50,000,000 shares authorized; none issued	-	-
Common stock, $0.001 par value; 400,000,000 shares authorized; 227,940,523 and 207,975,777 shares issued and outstanding, respectively	228	208
Additional paid-in capital	2,042,787	1,863,227
Distributions in excess of accumulated earnings	(181,044)	(157,062)
Accumulated other comprehensive loss	(18,212)	(32,601)
Less, treasury stock at cost, 1,826,959 and 1,826,959 shares, respectively	(17,104)	(17,104)

Total CPA®:17 – Global shareholders’ equity	1,826,655	1,656,668
Noncontrolling interests	71,905	70,791

Total equity	1,898,560	1,727,459

Total liabilities and equity	$3,380,542	$3,045,812

See Notes to Consolidated Financial Statements.

CPA®:17 – Global 3/31/2012 10-Q — 2

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2012	2011
Revenues
Rental income	$39,852	$27,244
Interest income from direct financing leases	13,874	11,293
Other operating income	924	549
Other interest income	1,391	2,219
Other real estate income	9,763	853

	65,804	42,158

Operating Expenses
Depreciation and amortization	(14,728)	(8,359)
General and administrative	(3,722)	(1,836)
Property expenses	(6,811)	(3,782)
Other real estate expenses	(6,071)	(484)
Impairment charges	(2,019)	-

	(33,351)	(14,461)

Other Income and Expenses
Income from equity investments in real estate	379	1,770
Other income and (expenses)	465	(666)
Interest expense	(17,116)	(12,184)

	(16,272)	(11,080)

Income from continuing operations before income taxes	16,181	16,617
Provision for income taxes	(246)	(367)

Income from continuing operations	15,935	16,250

Discontinued Operations
Income from operations of discontinued properties	88	398
Gain on sale of real estate	740	-

Income from discontinued operations	828	398

Net Income	16,763	16,648
Less: Net income attributable to noncontrolling interests	(5,640)	(4,213)

Net Income Attributable to CPA®:17 – Global Shareholders	$11,123	$12,435

Earnings Per Share
Income from continuing operations attributable to CPA®:17 – Global shareholders	$0.05	$0.08
Income from discontinued operations attributable to CPA®:17 – Global shareholders	-	-

Net income attributable to CPA®:17 – Global shareholders	$0.05	$0.08

Weighted Average Shares Outstanding	215,976,545	151,599,433

Amounts Attributable to CPA®:17 – Global Shareholders
Income from continuing operations, net of tax	$10,295	$12,037
Income from discontinued operations, net of tax	828	398

Net income	$11,123	$12,435

Distributions Declared Per Share	$0.1607	$0.1600

See Notes to Consolidated Financial Statements.

CPA®:17 – Global 3/31/2012 10-Q — 3

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2012	2011
Net Income	$16,763	$16,648
Other Comprehensive Income:
Foreign currency translation adjustments	20,334	37,378
Unrealized loss on derivative instrument	(5,590)	(3,118)

	14,744	34,260

Comprehensive Income	31,507	50,908

Amounts Attributable to Noncontrolling Interests:
Net income	(5,640)	(4,213)
Foreign currency translation adjustments	(294)	(635)
Change in unrealized gain on derivative instrument	(61)	(24)

Comprehensive income attributable to noncontrolling interests	(5,995)	(4,872)

Comprehensive Income Attributable to CPA®:17 – Global Shareholders	$25,512	$46,036

See Notes to Consolidated Financial Statements.

CPA®:17 – Global 3/31/2012 10-Q — 4

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

For the Three Months Ended March 31, 2012 and the Year Ended December 31, 2011

(in thousands, except share and per share amounts)

		CPA®:17 – Global Shareholders
	Total Outstanding Shares	Common Stock	Additional Paid-In Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total CPA®:17 – Global Shareholders	Noncontrolling Interests	Total
Balance at January 1, 2011	142,366,962	$143	$1,280,453	$(93,446)	$(14,943)	$(8,044)	$1,164,163	$72,346	$1,236,509
Shares issued, net of offering costs	63,628,957	63	571,592				571,655		571,655
Shares issued to affiliates	1,114,867	2	11,182				11,184		11,184
Contributions from noncontrolling interests							-	1,197	1,197
Distributions declared ($0.6475 per share)				(113,271)			(113,271)		(113,271)
Distributions to noncontrolling interests							-	(23,214)	(23,214)
Net income				49,655			49,655	20,791	70,446
Other comprehensive loss:
Foreign currency translation adjustments					(12,533)		(12,533)	(220)	(12,753)
Change in unrealized loss on derivative instruments					(5,110)		(5,110)	(109)	(5,219)
Change in unrealized appreciation on marketable securities					(15)		(15)		(15)
Repurchase of shares	(961,968)					(9,060)	(9,060)		(9,060)

Balance at December 31, 2011	206,148,818	208	1,863,227	(157,062)	(32,601)	(17,104)	1,656,668	70,791	1,727,459

Shares issued, net of offering costs	19,383,918	19	173,753				173,772		173,772
Shares issued to affiliates	580,828	1	5,807				5,808		5,808
Contributions from noncontrolling interests							-	172	172
Distributions declared ($0.1607 per share)				(35,105)			(35,105)		(35,105)
Distributions to noncontrolling interests							-	(5,053)	(5,053)
Net income				11,123			11,123	5,640	16,763
Other comprehensive income:
Foreign currency translation adjustments					20,040		20,040	294	20,334
Change in unrealized loss on derivative instruments					(5,651)		(5,651)	61	(5,590)

Balance at March 31, 2012	226,113,564	$228	$2,042,787	$(181,044)	$(18,212)	$(17,104)	$1,826,655	$71,905	$1,898,560

See Notes to Consolidated Financial Statements.

CPA®:17 – Global 3/31/2012 10-Q — 5

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2012	2011
Cash Flows — Operating Activities
Net income	$16,763	$16,648
Adjustments to net income:
Depreciation and amortization, including intangible assets and deferred financing costs	15,321	9,847
Income from equity investments in real estate less than (in excess of) distributions received	1,328	(259)
Issuance of shares to affiliate in satisfaction of fees due	5,808	2,426
Gain on sale of real estate	(740)	-
Unrealized loss on foreign currency transactions and others	158	636
Realized loss on foreign currency transactions and others	241	43
Straight-line rent adjustment and amortization of rent-related intangibles	(3,386)	585
Settlement of derivative liability	-	(4,469)
Impairment charges	2,019	-
Decrease in accounts receivable and prepaid expenses	101	926
Increase (decrease) in accounts payable and accrued expenses	1,620	(2,192)
Increase (decrease) in prepaid and deferred rental income	495	(496)
(Decrease) increase in due to affiliates	(488)	4,579
Net changes in other operating assets and liabilities	808	(1,870)

Net cash provided by operating activities	40,048	26,404

Cash Flows — Investing Activities
Distributions received from equity investments in real estate in excess of equity income	2,773	80,753
Acquisitions of real estate and direct financing leases and other capital expenditures (a)	(182,158)	(149,163)
Capital contributions to equity investments in real estate (a)	-	(172,439)
Value added taxes (“VAT”) paid in connection with acquisition of real estate	-	(3,542)
VAT refunded in connection with acquisitions of real estate	2,295	4,728
Proceeds from sale of real estate	12,656	-
Funds placed in escrow	(1,617)	(5,666)
Funds released from escrow	1,432	7,407
Payment of deferred acquisition fees to an affiliate	(4,760)	(4,513)
Proceeds from repayment of notes receivable	-	49,560
Investment in securities	-	(1,250)

Net cash used in investing activities	(169,379)	(194,125)

Cash Flows — Financing Activities
Distributions paid	(32,287)	(21,520)
Contributions from noncontrolling interests	172	1,138
Distributions to noncontrolling interests	(5,053)	(8,100)
Scheduled payments of mortgage principal	(3,911)	(2,779)
Proceeds from mortgage financing	133,075	92,166
Funds released from escrow	(539)	(393)
Payment of financing costs and mortgage deposits, net of deposits refunded	3,115	(6,683)
Proceeds from issuance of shares, net of issuance costs	172,046	156,714
Purchase of treasury stock	-	(1,370)

Net cash provided by financing activities	266,618	209,173

Change in Cash and Cash Equivalents During the Period
Effect of exchange rate changes on cash	1,359	6,679

Net increase in cash and cash equivalents	138,646	48,131
Cash and cash equivalents, beginning of period	180,726	162,745

Cash and cash equivalents, end of period	$319,372	$210,876

Supplemental non-cash investing and financing activities:

(a)	The cost basis of real estate investments acquired during the three months ended March 31, 2012 and 2011, including equity investments in real estate, also included deferred acquisition fees payable of $3.4 million and $6.4 million, respectively (Note 3).

See Notes to Consolidated Financial Statements.

CPA®:17 – Global 3/31/2012 10-Q — 6

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Organization and Offering

Organization

Corporate Property Associates 17 – Global Incorporated (“CPA®:17 – Global” and, together with its consolidated subsidiaries and predecessors, “we”, “us” or “our”) is a publicly owned, non-listed real estate investment trust (“REIT”) that invests primarily in commercial properties leased to companies domestically and internationally. As a REIT, we are not subject to United States (“U.S.”) federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions and other factors. We earn revenue principally by leasing the properties we own to single corporate tenants, primarily on a triple-net leased basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, contractual rent adjustments, tenant defaults and sales of properties. At March 31, 2012, our portfolio was comprised of our full or partial ownership interests in 303 fully-occupied properties, substantially all of which were triple-net leased to 46 tenants, and totaled approximately 28 million square feet (on a pro rata basis). In addition, we own 44 self-storage properties and retain a fee interest in a hotel property for an aggregate of approximately 3 million square feet (on a pro rata basis). As opportunities arise, we also make other types of commercial real estate related investments. We were formed in 2007 and are managed by W. P. Carey & Co. LLC (“WPC”) and its subsidiaries (collectively, the “advisor”).

Public Offering

Since inception through the termination of our initial public offering on April 7, 2011, we raised a total of more than $1.5 billion.

In October 2010, we filed a registration statement on Form S-11 (File No. 333-170225) with the SEC for a continuous public offering of up to $1.0 billion of common stock, which was declared effective by the SEC on April 7, 2011, terminating our initial public offering. The registration statement also covers the offering of up to 50,000,000 shares of common stock at $9.50 pursuant to our distribution reinvestment and stock purchase plan. We refer to this continuous public offering as the “follow-on offering.” From the beginning of the follow-on offering on April 7, 2011 through March 31, 2012, we raised $595.4 million. There can be no assurance that we will successfully sell the full number of shares registered.

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

In the opinion of management, the unaudited financial information for the interim periods presented in this Report reflects all normal and recurring adjustments necessary for a fair statement of results of operations, financial position and cash flows. Our interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2011, which are included in our 2011 Annual Report, as certain disclosures that would substantially duplicate those contained in the audited consolidated financial statements have not been included in this Report. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

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

CPA®:17 – Global 3/31/2012 10-Q — 7

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

We have investments in tenancy-in-common interests in various domestic and international properties. Consolidation of these investments is not required as they do not qualify as Variable Interest Entities (“VIE”) and do not meet the control requirement required for consolidation. Accordingly, we account for these investments using the equity method of accounting. We apply the equity method of accounting because the shared decision-making involved in a tenancy-in-common interest investment creates an opportunity for us to have significant influence on the operating and financial decisions of these investments and thereby creates some responsibility by us for a return on our investment. Additionally, we own interests in single-tenant net leased properties leased to corporations through noncontrolling interests in partnerships and limited liability companies that we do not control but over which we exercise significant influence. We account for these investments under the equity method of accounting. At times the carrying value of our equity investments may fall below zero for certain investments. We intend to fund our share of the investments’ future operating deficits should the need arise. However, we have no legal obligation to pay for any of the liabilities of such investments nor do we have any legal obligation to fund operating deficits.

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

	March 31, 2012	December 31, 2011
Assets:
Cash and cash equivalents not attributable to consolidated VIE	$13,130	$7,585
Other assets, net not attributable to consolidated VIE	2,060	2,811

Total assets not attributable to VIE	$15,190	$10,396

Liabilities:
Due to affiliates not attributable to consolidated VIE	$(1,056)	$(1,044)
Distributions payable not attributable to consolidated VIE	(35,106)	(32,288)

Total liabilities not attributable to VIE	$(36,162)	$(33,332)

Because we generally utilize non-recourse debt, our maximum exposure to the operating partnership is limited to the equity we have in the operating partnership. We have not provided financial or other support to the operating partnership, and there were no guarantees or other commitments from third parties that would affect the value of or risk related to our interest in this entity.

Counterparty Credit Risk Portfolio Exception Election

Effective January 1, 2011, or the “effective date,” we have made an accounting policy election to use the exception in Accounting Standards Codification 820-10-35-18D, the “portfolio exception,” with respect to measuring counterparty credit risk for derivative instruments, consistent with the guidance in 820-10-35-18G. We manage credit risk for our derivative positions on a counterparty-by-counterparty basis (that is, on the basis of its net portfolio exposure with each counterparty), consistent with our risk management strategy for such transactions. We manage credit risk by considering indicators of risk such as credit ratings, and by negotiating terms in our International Swaps and Derivatives Association, Inc. (“ISDA”) master netting arrangements with each individual counterparty. Credit risk plays a central role in the decision of which counterparties to consider for such relationships and when deciding with whom it will enter into derivative transactions. Since the effective date, we have monitored and measured credit risk and calculated credit valuation adjustments for our derivative transactions on the basis of its relationships at ISDA master netting arrangement level. We receive reports from an independent third-party valuation specialist on a quarterly basis providing the credit valuation adjustments at the counterparty portfolio level for purposes of reviewing and managing our credit risk exposures. Since the portfolio exception applies only to the fair value measurement and not to financial statement presentation, the portfolio-level adjustments are then allocated in a reasonable and consistent manner each period to the individual assets or liabilities that make up the group, in accordance with other applicable accounting guidance and our accounting policy elections. Derivative transactions are measured at fair value in the statement of financial position each reporting period. We note that key market participants take into account the existence of such arrangements that mitigate credit risk exposure in the event of default. As such, we elect to apply the portfolio exception in 820-10-35-18D with respect to measuring counterparty credit risk for all of our derivative transactions subject to master netting arrangements.

CPA®:17 – Global 3/31/2012 10-Q — 8

Notes to Consolidated Financial Statements

Information about International Geographic Areas

At March 31, 2012, our international investments were comprised of investments primarily in Europe. The following tables present information about these investments (in thousands):

	Three Months Ended March 31,
	2012	2011
Revenues	$20,872	$11,973

	March 31, 2012	December 31, 2011
Net investments in real estate	$1,003,195	$980,160

Note 3. Agreements and Transactions with Related Parties

Transactions with the Advisor

We have an advisory agreement with the advisor whereby the advisor performs certain services for us for a fee. The current term of the agreement is scheduled to expire on September 30, 2012, except that it will terminate sooner if the closing of the proposed merger between our advisor and our affiliate, Corporate Property Associates 15 Incorporated (“CPA®:15”), which was announced on February 21, 2012 occurs before that date so that we can incorporate any changes to the advisory agreement resulting from the merger. Under the terms of this agreement, the advisor manages our day-to-day operations, for which we pay the advisor asset management fees and certain cash distributions, and structures and negotiates the purchase and sale of investments and debt placement transactions for us, for which we pay the advisor structuring and subordinated disposition fees. In addition, we reimburse the advisor for organization and offering costs incurred in connection with our offering and for certain administrative duties performed on our behalf. We also have certain agreements with affiliates regarding joint investments. The following tables present a summary of fees we paid and expenses we reimbursed to the advisor in accordance with the advisory agreement (in thousands):

	Three Months Ended March 31,
	2012	2011
Amounts included in operating expenses:
Asset management fees (a)	$4,553	$2,850
Distribution of available cash (b)	2,693	1,815
Personnel reimbursements (c)	938	388
Office rent reimbursements (c)	157	74

	$8,341	$5,127

Transaction fees incurred:
Current acquisition fees (d)	$4,204	$7,929
Deferred acquisition fees (d) (e)	3,433	6,351

	$7,637	$14,280

Unpaid transaction fees:	March 31, 2012	December 31, 2011
Deferred acquisition fees	$21,414	$22,748
Subordinated disposition fees (f)	202	202

	$21,616	$22,950

(a)	Asset management fees are included in Property expenses in the consolidated financial statements. For both 2012 and 2011, the advisor elected to receive its asset management fees in shares of our common stock. At March 31, 2012, the advisor owned 2,490,700 shares (1.1%) of our common stock.

CPA®:17 – Global 3/31/2012 10-Q — 9

Notes to Consolidated Financial Statements

(b)	We also pay the advisor up to 10% of the Available Cash, as defined in the limited partnership agreement, of the operating partnership, which is defined as cash generated from operations, excluding capital proceeds, as reduced by operating expenses and debt service, excluding prepayments and balloon payments.
(c)	Personnel and office rent reimbursements are included in General and administrative expenses in the consolidated financial statements. Based on current gross revenues, our current share of future annual minimum lease payments under our agreement would be $0.7 million annually through 2016; however, we anticipate that our share of future annual minimum lease payments will increase as we continue to invest the proceeds of our offerings.
(d)	Current and deferred acquisition fees for real estate asset acquisitions were capitalized and included in the cost basis of the assets acquired and for business combinations were expensed and included in General and administrative expenses.
(e)	We made payments of deferred acquisition fees to the advisor totaling $4.8 million and $4.5 million during the three months ended March 31, 2012 and 2011, respectively.
(f)	These fees, which are subordinated to the performance criterion and certain other provisions included in the advisory agreement, are deferred and are payable to the advisor only in connection with a liquidity event for our stockholders.

The total costs paid by the advisor and its affiliates in connection with the organization and offering of our securities were $18.2 million from inception through March 31, 2012, of which $17.6 million had been reimbursed as of March 31, 2012.

Other Transactions with Affiliates

We own interests in entities ranging from 12% to 85%, as well as jointly-controlled tenancy-in-common interests in properties, with the remaining interests generally held by affiliates. We consolidate certain of these investments and account for the remainder under the equity method of accounting.

Note 4. Net Investments in Properties and Real Estate Under Construction

Real Estate

Real estate, which consists of land and buildings leased to others, at cost, and which are subject to operating leases, is summarized as follows (in thousands):

	March 31, 2012	December 31, 2011
Land	$410,707	$390,445
Buildings	1,244,252	1,109,706
Less: Accumulated depreciation	(48,614)	(40,522)

	$1,606,345	$1,459,629

Acquisitions of Real Estate

During the three months ended March 31, 2012, we entered into the following investments, which were classified as operating leases, at a total cost of $171.7 million, including net lease intangible assets totaling $44.3 million (Note 7) and acquisition-related costs and fees:

•

a domestic investment for $169.0 million with Blue Cross Blue Shield, Inc (“BCBS”) for eight office facilities. The purchase price was allocated to the assets acquired, based upon their preliminary fair values. We are in the process of finalizing our assessment of the fair value of the assets acquired; and

•	a domestic follow-on transaction in an existing investment for a total cost of $2.7 million.

In connection with these investments, which we deemed to be real estate asset acquisitions under current authoritative accounting guidance, we capitalized acquisition-related costs and fees totaling $8.1 million.

Assets disposed of during the current year period are discussed in Note 13. Additionally, the U.S. dollar weakened against the Euro, as the end-of-period rate for the U.S. dollar in relation to the Euro at March 31, 2012 increased 3% to $1.3339 from $1.2950 at December 31, 2011. The impact of this weakening was a $22.7 million increase in Real estate from December 31, 2011 to March 31, 2012.

CPA®:17 – Global 3/31/2012 10-Q — 10

Notes to Consolidated Financial Statements

Operating Real Estate

Operating real estate, which consists primarily of our hotel and self-storage operations, at cost, is summarized as follows (in thousands):

	March 31, 2012	December 31, 2011
Land	$43,950	$43,950
Buildings	132,903	132,478
Furniture, fixtures & equipment	1,454	1,713
Less: Accumulated depreciation	(3,672)	(2,745)

	$174,635	$175,396

Real Estate Under Construction

During the three months ended March 31, 2012, we did not enter into any build-to-suit projects. During the three months ended March 31, 2012, we funded $13.8 million and placed assets totaling $22.7 million into service, which are now classified as Real estate, at cost, for projects that we entered into in 2011 and 2010. In connection with these projects, we capitalized interest totaling $1.1 million, which is classified as Real estate under construction in the consolidated balance sheet.

At March 31, 2012, the unfunded commitment on these projects totaled approximately $57.0 million.

Asset Retirement Obligations

During the three months ended March 31, 2012, we recorded asset retirement obligations for the removal of asbestos and environmental waste totaling $1.2 million primarily in connection with an acquisition of a domestic office facility. We estimated the fair value of the asset retirement obligations based on the estimated economic lives of the properties and the estimated removal costs provided by the inspectors. The liability was discounted using the weighted-average interest rate on the associated fixed-rate mortgage loans at the time the liability was incurred.

The following table provides a reconciliation of our asset retirement obligations, which are included in Accounts payable, accrued expenses and other liabilities on the consolidated balance sheets, for the periods presented (in thousands):

	March 31, 2012	December 31, 2011
Balance - beginning of period	$11,453	$1,508
Additions	1,150	9,562
Accretion expense	119	250
Foreign currency translation adjustments and other	137	133

Balance - end of period	$12,859	$11,453

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

Notes Receivable

In June 2011, we provided financing of $30.0 million to a developer, BPS Partners, LLC (“BPS”), in connection with the construction of a shopping center, which includes a Walgreens store, in Las Vegas, Nevada. In connection with the loan, we received an option to purchase the second floor of the Walgreens store or to exchange the $30.0 million loan for an equity interest in BPS. This loan is secured by the property and personally guaranteed by each of the principals of BPS, has an annual interest rate of 0.5% and matures in September 2013. On its maturity date, if we do not elect to exchange the loan for an equity interest in BPS, we will receive additional interest at an annual rate of 7.5% from inception through maturity as consideration for making the loan. At March 31, 2012 and December 31, 2011, the balance of this note receivable was $30.0 million.

CPA®:17 – Global 3/31/2012 10-Q — 11

Notes to Consolidated Financial Statements

In December 2010, we provided financing of $40.0 million to China Alliance Properties Limited, a subsidiary of Shanghai Forte Land Co., Ltd (“Forte”). The financing was provided through a collateralized loan that is guaranteed by Forte’s parent company, Fosun International Limited, and has an interest rate of 11% and matures in December 2015. At March 31, 2012 and December 31, 2011, the balance of the note receivable was $40.0 million.

Credit Quality of Finance Receivables

We generally seek investments in facilities that we believe are critical to the tenant’s business and that we believe have a low risk of tenant defaults. At March 31, 2012 and December 31, 2011, none of the balances of our finance receivables were past due and we had not established any allowances for credit losses. Additionally, there have been no modifications of finance receivables during the three months ended March 31, 2012. We evaluate the credit quality of our tenant receivables utilizing an internal 5-point credit rating scale, with 1 representing the highest credit quality and 5 representing the lowest. The credit quality evaluation of our tenant receivables was last updated in the first quarter of 2012.

A summary of our finance receivables by internal credit quality rating for the periods presented is as follows (dollars in thousands):

	Number of Tenants at		Net Investments in Direct Financing Leases at
Internal Credit Quality Indicator	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
1	1	1	$2,228	$2,225
2	3	3	86,461	85,857
3	7	6	385,379	374,423
4	-	-	-	-
5	-	-	-	-

			$474,068	$462,505

At March 31, 2012 and December 31, 2011, Other assets, net included $2.3 million and $2.0 million, respectively, of accounts receivable related to amounts billed under these direct financing leases.

	Number of Obligors at		Notes Receivable at
Internal Credit Quality Indicator	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
1	1	1	$30,000	$30,000
2	1	1	40,000	40,000
3	-	-	-	-
4	-	-	-	-
5	-	-	-	-

			$70,000	$70,000

Note 6. Equity Investments in Real Estate

We own interests in single-tenant net leased properties leased to corporations through noncontrolling interests (i) in partnerships and limited liability companies that we do not control but over which we exercise significant influence or (ii) as tenants-in-common subject to common control. Generally, the underlying investments are jointly-owned with affiliates. We account for these investments under the equity method of accounting (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus contributions and other adjustments required by equity method accounting, such as basis differences from other-than-temporary impairments). Under current authoritative accounting guidance for investments in unconsolidated investments, we are required to periodically compare an investment’s carrying value to its estimated fair value and recognize an impairment charge to the extent that the carrying value exceeds fair value.

CPA®:17 – Global 3/31/2012 10-Q — 12

Notes to Consolidated Financial Statements

The following table sets forth our ownership interests in our equity investments in real estate and their respective carrying values. The carrying value of these investments is affected by the timing and nature of distributions (dollars in thousands):

	Ownership Interest	Carrying Value at
Lessee	at March 31, 2012	March 31, 2012	December 31, 2011
C1000 Logistiek Vastgoed B.V. (a) (b)	85%	$89,926	$89,063
U-Haul Moving Partners, Inc. and Mercury Partners, LP	12%	28,736	28,956
Berry Plastics Corporation	50%	19,179	19,411
Tesco plc (a)	49%	18,458	17,923
Hellweg Die Profi-Baumarkte GmbH & Co. KG(a)	33%	16,057	16,817
Eroski Sociedad Cooperativa - Mallorca (a)	30%	9,473	9,158
Dick’s Sporting Goods, Inc.	45%	5,583	5,739

		$187,412	$187,067

(a)	The carrying value of this investment is affected by the impact of fluctuations in the exchange rate of the Euro.
(b)	We acquired our tenancy-in-common interest, under which the entity is under common control by us and our investment partner, in this investment in January 2011.

The following tables present combined summarized financial information of our investment properties. Amounts provided are the total amounts attributable to the investment properties and do not represent our proportionate share (in thousands):

	March 31, 2012	December 31, 2011
Assets	$1,138,788	$1,125,342
Liabilities	(763,748)	(748,312)

Partners’/members’ equity	$375,040	$377,030

	Three Months Ended March 31,
	2012	2011
Revenues	$26,618	$7,498
Expenses	(22,118)	(4,770)

Net income from continuing operations	$4,500	$2,728

Net income attributable to equity method investments	$4,500	$2,728

We recognized income from equity investments in real estate of $0.4 million and $1.8 million for the three months ended March 31, 2012 and 2011, respectively. Income from equity investments in real estate represents our proportionate share of the income or losses of these investments as well as certain depreciation and amortization adjustments related to other-than-temporary impairment charges and basis differentials from acquisitions of certain investments.

Note 7. Intangible Assets and Liabilities

In connection with our acquisition of properties, we have recorded net lease intangibles of $378.9 million, which are being amortized over periods ranging from one year to 40 years. In connection with our investment activity during the three months ended March 31, 2012, we have recorded intangibles of $47.0 million with a weighted-average life of 22.4 years, which consists of $61.5 million of in-place lease intangible assets with a weighted-average life of 23.3 years, $0.2 million of tenant relationship intangible assets with a weighted-average life of 31.5 years, and $1.4 million of above-market rent intangible assets with a weighted-average life of 18.2 years offset by $16.1 million of below-market rent intangible liabilities with a weighted-average life of 25.6 years. In-place lease, tenant relationship, and above-market rent intangibles are included in Intangible assets, net in the consolidated financial statements. Below-market rent intangibles are included in Prepaid and deferred rental income and security deposits in the consolidated financial statements.

CPA®:17 – Global 3/31/2012 10-Q — 13

Notes to Consolidated Financial Statements

Intangible assets and liabilities are summarized as follows (in thousands):

	March 31, 2012	December 31, 2011
Amortizable Intangible Assets
Lease intangibles:
In-place lease	$348,386	$286,913
Tenant relationship	13,279	13,102
Above-market rent	60,198	58,788
Less: accumulated amortization	(31,616)	(24,666)

Total intangible assets	$390,247	$334,137

Amortizable Below-Market Rent Intangible Liabilities
Below-market rent	$(42,920)	$(26,809)
Less: accumulated amortization	1,678	1,187

	$(41,242)	$(25,622)

Net amortization of intangibles, including the effect of foreign currency translation, was $6.1 million and $3.3 million for the three months ended March 31, 2012 and 2011, respectively. Amortization of below-market and above-market rent intangibles is recorded as an adjustment to lease revenue, while amortization of in-place lease and tenant relationship intangibles is included in Depreciation and amortization.

Based on the intangible assets and liabilities recorded at March 31, 2012, scheduled annual net amortization of intangibles for each of the next five years is as follows (in thousands):

Years Ending December 31,	Total
2012 (remainder)	$18,921
2013	23,481
2014	20,504
2015	19,732
2016	19,366
Thereafter	247,001

Total	$349,005

Note 8. Fair Value Measurements

Under current authoritative accounting guidance for fair value measurements, the fair value of an asset is defined as the exit price, which is the amount that would either be received when an asset is sold or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance establishes a three-tier fair value hierarchy based on the inputs used in measuring fair value. These tiers are: Level 1, for which quoted market prices for identical instruments are available in active markets, such as money market funds, equity securities and U.S. Treasury securities; Level 2, for which there are inputs other than quoted prices included within Level 1 that are observable for the instrument, such as certain derivative instruments including an interest rate cap and swaps; and Level 3, for which little or no market data exists, therefore requiring us to develop our own assumptions, such as certain warrants and other securities that do not fall into Level 1 or Level 2.

Items Measured at Fair Value on a Recurring Basis

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Money Market Funds — Our money market funds consisted of government securities and U.S. Treasury bills. These funds were classified as Level 1 as we used quoted prices from active markets to determine their fair values.

Derivative Assets and Liabilities — Our derivative assets and liabilities are comprised of interest rate swaps, an interest rate cap, and foreign currency exchange contracts. The interest rate swaps and cap and foreign currency exchange contracts were measured at fair value using readily observable market inputs, such as quotations on interest rates and foreign currency exchange rates. These derivative instruments were classified as Level 2 because these instruments are custom, over-the-counter contracts with various bank counterparties that are not traded in an active market.

CPA®:17 – Global 3/31/2012 10-Q — 14

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

The following tables set forth our assets and liabilities that were accounted for at fair value on a recurring basis. Assets and liabilities presented below exclude assets and liabilities owned by unconsolidated investments (in thousands):

		Fair Value Measurements at March 31, 2012 Using:
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Derivative assets	$6,153	$-	$6,153	$-
Money market funds	5,996	5,996	-	-
Other derivative assets	1,419	-	-	1,419

Total	$13,568	$5,996	$6,153	$1,419

Liabilities:
Derivative liabilities	$(9,551)	$-	$(9,551)	$-

Total	$(9,551)	$-	$(9,551)	$-

		Fair Value Measurements at December 31, 2011 Using:
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Derivative assets	$10,945	$-	$10,945	$-
Money market funds	5,997	5,997	-	-
Other derivative assets	1,419	-	-	1,419

Total	$18,361	$5,997	$10,945	$1,419

Liabilities:
Derivative liabilities	$(8,682)	$-	$(8,682)	$-

Total	$(8,682)	$-	$(8,682)	$-

CPA®:17 – Global 3/31/2012 10-Q — 15

Notes to Consolidated Financial Statements

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3 Only) Other Derivative Assets
	Three Months Ended
	March 31, 2012	March 31, 2011
Beginning balance	$1,419	$-
Total gains or losses (realized and unrealized):
Included in earnings	-	-

Ending balance	$1,419	$-

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$-	$-

We did not have any transfers into or out of Level 1, Level 2 and Level 3 measurements during the three months ended March 31, 2012 and 2011. Gains and losses (realized and unrealized) included in earnings are reported in Other income and (expenses) in the consolidated financial statements.

Our other financial instruments, which we classify debt and notes receivable as Level 2 and commercial mortgage-backed securities (“CMBS”) as Level 3, had the following carrying values and fair values as of the dates shown (in thousands):

	March 31, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	$1,296,365	$1,326,885	$1,154,254	$1,184,309
Notes receivable	70,000	74,075	70,000	71,297
CMBS (a)	1,753	3,419	3,777	6,701

(a)	The carrying value of our CMBS represents historical cost, as we have deemed these securities to be held-to-maturity, and is inclusive of impairment charges recognized during 2012 and 2009. There were no purchases or sales during the three months ended March 31, 2012.

We determined the estimated fair value of our debt and note receivable instruments using a discounted cash flow model with rates that take into account the credit of the tenants and interest rate risk. We estimated that our other financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values at both March 31, 2012 and December 31, 2011.

Items Measured at Fair Value on a Non-Recurring Basis

We perform an assessment, when required, of the value of certain of our real estate investments in accordance with current authoritative accounting guidance. As part of that assessment, we determine the valuation of these assets using widely accepted valuation techniques, including expected discounted cash flows or an income capitalization approach, which considers prevailing market capitalization rates. We review each investment based on the highest and best use of the investment and market participation assumptions. We determined that the significant inputs used to value these investments fall within Level 3. As a result of our assessment, we did not recognize any impairment charges on our real estate investments during the three months ended March 31, 2012 and 2011. The valuation of real estate is subject to significant judgment and actual results may differ materially if market conditions or the underlying assumptions change.

CPA®:17 – Global 3/31/2012 10-Q — 16

Notes to Consolidated Financial Statements

The following table presents information about our other assets that were measured on a fair value basis for the periods presented. All of the impairment charges were measured using unobservable inputs (Level 3) and were recorded based on market conditions and assumptions that existed at the time (in thousands):

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
Impairment Charges From Continuing Operations:	Total Fair Value Measurements	Total Impairment Charges	Total Fair Value Measurements	Total Impairment Charges
Commercial mortgage-backed securities	$-	$2,019	$-	$-

	$-	$2,019	$-	$-

CMBS

During the first quarter of 2012, we incurred other-than-temporary impairment charges on our CMBS portfolio totaling $2.0 million to reduce the carrying values of three CMBS tranches to zero as a result of non-performance and management’s assessment that the likelihood of receiving further interest payments or return of principal is remote.

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

We measure derivative instruments at fair value and record them as assets or liabilities, depending on our rights or obligations under the applicable derivative contract. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. For a derivative designated and that qualified as a fair value hedge, the change in the fair value of the derivative is offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings. For a derivative designated and that qualified as a cash flow hedge, the effective portion of the change in fair value of the derivative is recognized in Other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. For a derivative designated and that qualified as a net investment hedge, the effective portion of the change in the fair value and/or the net settlement of the derivative are reported in Other comprehensive income as part of the cumulative foreign currency translation adjustment. The ineffective portion of the change in fair value of the derivative is recognized directly in earnings. Amounts are reclassified out of Other comprehensive income into earnings when the hedged investment is either sold or substantially liquidated.

CPA®:17 – Global 3/31/2012 10-Q — 17

Notes to Consolidated Financial Statements

The following table sets forth certain information regarding our derivative instruments for the periods presented (in thousands):

		Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
	Balance Sheet Location	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Derivatives Designated as Hedging Instruments
Foreign currency collars	Other assets, net	$3,520	$5,657	-	-
Foreign currency forwards	Other assets, net	2,599	5,206	-	-
Interest rate cap	Other assets, net	34	80	-	-
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	-	-	$(9,551)	$(8,682)

Derivatives Not Designated as Hedging Instruments
Stock warrants	Other assets, net	1,419	1,419	-	-
Put options	Other assets, net	-	224	-	-
Put options	Accounts payable, accrued expenses and other liabilities	-	-	-	(224)

Total derivatives		$7,572	$12,586	$(9,551)	$(8,906)

The following tables present the impact of derivative instruments on the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)
	Three Months Ended March 31,
	2012	2011
Derivatives in Cash Flow Hedging Relationships
Interest rate cap (a)	$75	$53
Interest rate swaps	(694)	543
Foreign currency forwards	(1,263)	-
Foreign currency collars	(2,617)	-
Put options	192	-

Derivatives in Net Investment Hedging Relationships (b)
Foreign currency forward	(1,343)	(3,714)

Total	$(5,650)	$(3,118)

	Amount of Gain (Loss) Reclassified from OCI into Income (Effective Portion)
	Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationships	2012	2011
Foreign currency collars (c)	$618	$-
Foreign currency forwards (c)	138	-

Total	$756	$-

(a)	Includes gains attributable to noncontrolling interests totaling less than $0.1 million for both of the three months ended March 31, 2012 and 2011.
(b)	The effective portion of the change in fair value and the settlement of these contracts are reported in the foreign currency translation adjustment section of Other comprehensive income until the underlying investment is sold, at which time we reclassify the gain or loss to earnings.
(c)	Gains (losses) reclassified from Other comprehensive income into income for contracts and collars that have matured are included in Other income and (expenses).

CPA®:17 – Global 3/31/2012 10-Q — 18

Notes to Consolidated Financial Statements

During the three months ended March 31, 2012, we realized a loss of less than $0.1 million related to the ineffective portions of hedging relationships or to amounts excluded from effectiveness testing. We did not recognize any gains or losses related to ineffectiveness during 2011.

See below for information on our purposes for entering into derivative instruments and for information on derivative instruments owned by unconsolidated investments, which are excluded from the tables above.

Interest Rate Swaps and Cap

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our investment partners may obtain variable-rate non-recourse mortgage loans and, as a result, may enter into interest rate swap agreements or interest rate cap agreements with counterparties. Interest rate swaps, which effectively convert the variable-rate debt service obligations of the loan to a fixed rate, are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flow over a specific period. The notional, or face, amount on which the swaps are based is not exchanged. An interest rate cap limits the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. Our objective in using these derivatives is to limit our exposure to interest rate movements.

The derivative instruments that we had outstanding on our consolidated investments at March 31, 2012 were designated as cash flow hedges and are summarized as follows (dollars in thousands):

	Type	Notional Amount	Effective Interest Rate	Effective Date	Expiration Date	Fair Value at March 31, 2012
6-Month Euribor (a)	“Pay-fixed” swap	$219,093	4.2%	9/2011	9/2016	$(4,847)
3-Month London Inter-bank offered rate (“LIBOR”) (b)	Interest rate cap	121,878	8.8%	3/2011	8/2014	34
1-Month LIBOR	“Pay-fixed” swap	92,400	3.9%	2/2012	2/2017	(744)
3-Month LIBOR	“Pay-fixed” swap	26,103	6.6%	1/2010	12/2019	(3,026)
1-Month LIBOR	“Pay-fixed” swap	9,000	5.0%	3/2012	3/2022	(84)
3-Month Euribor (a)	“Pay-fixed” swap	7,919	5.8%	7/2010	11/2017	(416)
1-Month LIBOR	“Pay-fixed” swap	4,192	6.0%	1/2011	1/2021	(413)
1-Month LIBOR	“Pay-fixed” swap	1,600	4.8%	12/2011	12/2021	(21)

						$(9,517)

(a)	Amounts are based upon the applicable exchange rate of the Euro at March 31, 2012.
(b)	The applicable interest rate of the related debt was 3.08%, which was below the effective interest rate of the cap at March 31, 2012. Inclusive of noncontrolling interests are the notional amount and fair value of the swap of $54.8 million and less than $0.1 million, respectively.

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

In order to hedge certain of our foreign currency cash flow exposures, we enter into foreign currency forward contracts, and collars. A foreign currency forward contract is a commitment to deliver a certain amount of currency at a certain price on a specific date in the future. By entering into forward contracts, we are locked into a future currency exchange rate for the term of the contract. A foreign currency collar consists of a purchased call option to buy and a written put option to sell the foreign currency. These instruments guarantee that the exchange rate will not fluctuate beyond the range of the options’ strike prices.

CPA®:17 – Global 3/31/2012 10-Q — 19

Notes to Consolidated Financial Statements

The following table presents the foreign currency derivative contracts we had outstanding and their designations at March 31, 2012 (dollars in thousands, except strike price):

Type	Notional Amount (a)	Strike Price	Effective Date	Expiration Date	Fair Value at March 31, 2012
Designated as Cash Flow Hedging Instruments
Collars (b)	$68,080	$ 1.40 - 1.44	9/2011	6/2012 - 9/2014	$3,520
Forward contracts	60,026	1.39	7/2011	7/2013	2,273
Forward contracts	48,697	1.34 - 1.35	9/2011	9/2012 - 3/2015	326

	$176,803				$6,119

(a)	Amounts are based upon the exchange rate of the Euro at March 31, 2012.
(b)	At inception, these collars were not designated as hedging instruments because their fair values were in a net liability position at the onset of the trade. In October 2011, we designated these collars as hedging instruments because their fair values increased into a net asset position due to the depreciation of the Euro relative to the U.S. Dollar.

Stock Warrants

As part of the purchase of an interest in Hellweg Die Profi-Baumarkte GmbH & Co. KG (“Hellweg 2”) from Corporate Property Associates 14 Incorporated (“CPA®:14”) in May 2011, we acquired warrants from CPA®:14, which were granted by Hellweg 2 to CPA®:14, for a total cost of $1.6 million, which is based on the fair value of the warrants on the date of acquisition. These warrants give us participation rights to any distributions made by Hellweg 2. In addition, we are entitled to a cash distribution that equals to a certain percentage of the liquidity event price of Hellweg 2, should a liquidity event occur. Because these warrants are readily convertible to cash and provide for net cash settlement upon conversion, we account for them as derivative instruments.

Embedded Credit Derivative

An unconsolidated investment in which we acquired an interest from CPA®:14 in May 2011 and accounted for as equity method investment obtained non-recourse mortgage financing, for which the interest rate has both fixed and variable components. In connection with providing the financing, the lender entered into an interest rate swap agreement on its own behalf through which the fixed interest rate component on the financing was converted into a variable interest rate instrument. Through this entity, we have the right, at our sole discretion, to prepay this debt at any time and to participate in any realized gain or loss on the interest rate swap at that time. This participation right is deemed to be an embedded credit derivative. Based on the valuation obtained at March 31, 2012 and including the effect of foreign currency translation, this embedded credit derivative had a fair value of zero and generated an unrealized loss of less than $0.1 million for the three months ended March 31, 2012. Amounts provided are the total amounts attributable to the investment and do not represent our proportionate share. Changes in the fair value of the embedded credit derivative are recognized in this investment’s earnings.

Other

Amounts reported in Other comprehensive income related to interest rate swaps will be reclassified to interest expense as interest payments are made on our variable-rate debt. Amounts reported in Other comprehensive income related to foreign currency contracts will be reclassified to Other income and (expenses) when the hedged foreign currency proceeds from foreign operations are repatriated to the U.S. At March 31, 2012, we estimate that an additional $5.0 million, inclusive of amounts attributable to noncontrolling interests of $0.4 million, and $0.9 million will be reclassified as interest expense and other income, respectively, during the next twelve months.

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of collateral received, if any. No collateral was received as of March 31, 2012. At March 31, 2012, our total credit exposure and the maximum exposure to any single counterparty was $5.3 million, inclusive of noncontrolling interest.

Some of the agreements we have with our derivative counterparties contain certain credit contingent provisions that could result in a declaration of default against us regarding our derivative obligations if we either default or are capable of being declared in default on

CPA®:17 – Global 3/31/2012 10-Q — 20

Notes to Consolidated Financial Statements

certain of our indebtedness. At March 31, 2012, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives that were in a net liability position was $10.0 million and $9.0 million at March 31, 2012 and December 31, 2011, respectively, which included accrued interest but excluded any adjustment for nonperformance risk. If we had breached any of these provisions at either March 31, 2012 or December 31, 2011, we could have been required to settle our obligations under these agreements at their aggregate termination value of $10.9 million or $9.7 million, respectively.

Portfolio Concentration Risk

Concentrations of credit risk arise when a group of tenants is engaged in similar business activities or is subject to similar economic risks or conditions that could cause them to default on their lease obligations to us. We regularly monitor our portfolio to assess potential concentrations of credit risk. While we believe our portfolio is reasonably well diversified, it does contain concentrations in excess of 10%, based on the percentage of our annualized contractual minimum base rent for the first quarter of 2012, in certain areas, as shown in the table below. The percentages in the table below represent our directly-owned real estate properties and do not include our pro rata share of equity investments.

March 31, 2012
Region:
New York	12%
Other U.S.	47%

Total U.S.	59%

Italy	14%
Croatia	10%
Other Europe	17%

Total Europe	41%

Total	100%

Asset Type:
Office	31%
Warehouse/Distribution	28%
Retail	27%
Industrial	13%
All other	1%

Total	100%

Tenant Industry:
Retail	25%
Media - Printing & Publishing	16%
Grocery	15%
All other	44%

Total	100%

Guarantor/Tenant:
Metro AG (Europe)	14%
New York Times Company (U.S.)	12%

There were no significant concentrations, individually or in the aggregate, related to our unconsolidated jointly-owned investments.

CPA®:17 – Global 3/31/2012 10-Q — 21

Notes to Consolidated Financial Statements

Note 10. Non-Recourse and Limited-Recourse Debt

During the three months ended March 31, 2012, we obtained non-recourse mortgage financing totaling $133.1 million at a weighted-average annual interest rate and term of 4.3% and 6.5 years, respectively. Of the total:

•	$92.4 million of non-recourse financing was related to the BCBS investment acquired during 2012; and
•	$40.7 million of non-recourse financing was related to three other domestic investments acquired during 2011.

Non-recourse and limited-recourse debt consists of mortgage notes payable, which are collateralized by an assignment of real property and direct financing leases, with an aggregate carrying value of approximately $2.0 billion and $1.9 billion at March 31, 2012 and December 31, 2011, respectively. At March 31, 2012, our mortgage notes payable bore interest at fixed annual rates ranging from 3.6% to 8.0% and variable effective annual rates ranging from 3.1% to 6.6%, with maturity dates ranging from 2012 to 2031.

Scheduled debt principal payments during each of the next five calendar years following March 31, 2012 and thereafter are as follows (in thousands):

Years Ending December 31,	Total
2012 (remainder)	$17,930
2013	32,711
2014	30,333
2015	65,096
2016	293,692
Thereafter through 2031	857,448

1,297,210
Unamortized discount (a)	(845)

Total	$1,296,365

(a)	Represents the unamortized discount on two notes.

Certain amounts in the table above are based on the applicable foreign currency exchange rate at March 31, 2012. Additionally, due to the weakening of the U.S. dollar relative to foreign currencies, Non-recourse and limited-recourse debt increased by $12.9 million from December 31, 2011 to March 31, 2012.

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

We account for uncertain tax positions in accordance with current authoritative accounting guidance. At March 31, 2012 and December 31, 2011, we had unrecognized tax benefits of $0.3 million and $0.6 million, respectively, that, if recognized, would have a favorable impact on our effective income tax rate in future periods. We recognize interest and penalties related to uncertain tax positions in income tax expense. At both March 31, 2012 and December 31, 2011, we had less than $0.1 million of accrued interest related to uncertain tax positions.

CPA®:17 – Global 3/31/2012 10-Q — 22

Notes to Consolidated Financial Statements

Our tax returns are subject to audit by taxing authorities. Such audits can often take years to complete and settle. The tax years 2007 through 2012 remain open to examination by the major taxing jurisdictions to which we are subject.

We have elected to treat one of our corporate subsidiaries that engages in hotel operations as a taxable REIT subsidiary (“TRS”). This subsidiary owns a hotel that is managed on our behalf by a third-party hotel management company. A TRS is subject to corporate federal income taxes, and we provide for income taxes in accordance with current authoritative accounting guidance. This subsidiary has recognized de minimus profit since inception.

Note 13. Discontinued Operations

From time to time, tenants may vacate space due to lease buy-outs, elections not to renew their leases, insolvency or lease rejection in the bankruptcy process. In these cases, we assess whether we can obtain the highest value from the property by re-leasing or selling it. In addition, in certain cases, we may try to sell a property that is occupied. When it is appropriate to do so under current authoritative accounting guidance for the disposal of long-lived assets, we classify the property as an asset held for sale on our consolidated balance sheet and the current and prior period results of operations of the property are reclassified as discontinued operations.

The results of operations for properties that are held for sale or have been sold are reflected in the consolidated financial statements as discontinued operations for all periods presented and are summarized as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Revenues	$108	$398
Expenses	(20)	-
Gain on sale of real estate	740	-

Income from discontinued operations	$828	$398

During the three months ended March 31, 2012, we sold 12 domestic properties for $12.7 million, net of selling costs, and recognized a net gain on the sale of the properties of $0.7 million.

CPA®:17 – Global 3/31/2012 10-Q — 23

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to provide the reader with information that will assist in understanding our financial statements and the reasons for changes in certain key components of our financial statements from period to period. MD&A also provides the reader with our perspective on our financial position and liquidity, as well as certain other factors that may affect our future results. Our MD&A should be read in conjunction with our 2011 Annual Report.

Business Overview

We are a publicly owned, non-listed REIT that invests primarily in commercial properties leased to companies domestically and internationally. As opportunities arise, we also make other types of commercial real estate related investments. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions and other factors. We earn revenue principally by leasing the properties we own to single corporate tenants, primarily on a triple-net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, contractual rent adjustments, tenant defaults and sales of properties. We were formed in 2007 and are managed by the advisor. We hold substantially all of our assets and conduct substantially all of our business through our operating partnership. We are the general partner of, and own approximately 99.985% of the interests in, the operating partnership.

Financial Highlights

(In thousands)

	Three Months Ended March 31,
	2012	2011
Total revenues	$65,804	$42,158
Net income attributable to CPA®:17 – Global shareholders	11,123	12,435
Cash flow from operating activities	40,048	26,404

Distributions paid	32,287	21,520

Supplemental financial measures:
Modified funds from operations	28,698	21,201
Adjusted cash flow from operating activities	35,404	22,483

We consider the performance metrics listed above, including certain supplemental metrics that are not defined by GAAP (“non-GAAP”), such as Modified funds from operations (“MFFO”), and Adjusted cash flow from operating activities (“ACFO”), to be important measures in the evaluation of our results of operations, liquidity and capital resources. We evaluate our results of operations with a primary focus on the ability to generate cash flow necessary to meet our objectives of funding distributions to shareholders. See Supplemental Financial Measures below for our definition of these non-GAAP measures and reconciliations to their most directly comparable GAAP measure.

Total revenues and Cash flow from operating activities increased during the current year period as compared to the same period in 2011, primarily reflecting our investment activity during 2011 and 2012.

Net income attributable to CPA®:17 – Global shareholders was flat for the current year period as compared to the same period in 2011, primarily due to increases in expenses reflecting our investment activity during 2011 and 2012.

For the three months ended March 31, 2012 as compared to the same period in 2011, our MFFO supplemental measure increased, primarily as a result of our investment activity during 2012 and 2011.

For the three months ended March 31, 2012 as compared to the same period in 2011, our ACFO supplemental measure increased, primarily as a result of our investment activity during 2012 and 2011.

Our daily cash distribution for the first quarter of 2012 was $0.0017857 per share, or $0.65 per share on an annualized basis; and was paid on April 16, 2012 to shareholders of record on each day during the first quarter. Our board of directors has declared that our daily

CPA®:17 – Global 3/31/2012 10-Q — 24

cash distribution for the second quarter of 2012 will be $0.0017857 per share, or $0.65 per share on an annualized basis. The daily distributions for the second quarter of 2012 will be paid in aggregate on or about July 16, 2012 to shareholders of record on each day during the second quarter.

Current Trends

General Economic Environment

We are impacted by macro-economic environmental factors, the capital markets, and general conditions in the commercial real estate market, both in the U.S. and globally. Over the past few quarters, economic conditions in the U.S. appear to have stabilized, while the situation in Europe remains uncertain. It is not possible to predict with certainty the outcome of these trends. Nevertheless, our views of the effects of the current financial and economic trends on our business, as well as our response to those trends, are presented below.

Foreign Exchange Rates

We have foreign investments and, as a result, are impacted by fluctuations in foreign currency exchange rates. Our results of foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to foreign currencies. Investments denominated in the Euro accounted for approximately 38% of our annualized contractual minimum base rent at March 31, 2012. International investments carried on our balance sheet are marked to the spot exchange rate as of the balance sheet date. The U.S. dollar weakened at March 31, 2012 versus the spot rate at December 31, 2011. The Euro/U.S. dollar exchange rate at March 31, 2012 of $1.3339 represented a 3% increase from the December 31, 2011 rate of $1.2950. This weakening had a favorable impact on our balance sheet at March 31, 2012 as compared to our balance sheet at December 31, 2011.

The operational impact of currency fluctuations on our international investments is measured throughout the year. Due to the volatility of the Euro/U.S. dollar exchange rate, the average rate we utilized to measure these operations decreased by 4% during the three months ended March 31, 2012 versus the same period in 2011. This decrease had an unfavorable impact on results of operations in the current year period as compared to the prior year period. While we actively manage our foreign exchange risk, a significant unhedged decline in the value of the Euro could have a material negative impact on our net asset values, future results, financial position and cash flows.

Capital Markets

During the past few quarters, capital markets conditions in the U.S. exhibited some signs of post-crisis improvement, including new issuances of CMBS debt and increasing capital inflows to both commercial real estate debt and equity markets, which helped increase the availability of mortgage financing and sustained transaction volume. We have seen the cost for domestic debt stabilize while the Federal Reserve has kept interest rates low and new lenders, including insurers, have introduced capital into the market. Internationally, we continue to see that events in the Euro-zone have impacted the price and availability of financing and have affected global commercial real estate capitalization rates, which vary depending on a variety of factors including asset quality, tenant credit quality, geography and lease term.

Investment Opportunities

Our ability to complete investments fluctuates based on the pricing and availability of transactions and financing, among other factors.

We continue to see investment opportunities that we believe will allow us to enter into transactions on favorable terms. Although capitalization rates continue to vary widely, we believe that the investment environment remains attractive. We have benefited from commercial de-leveraging and recent new construction activity that has provided attractive investment opportunities for net lease investors such as ourselves. To the extent that these trends continue and we are able to achieve sufficient levels of fundraising, we believe that our investment volume will benefit. While the investment community continues to remain risk averse, we have experienced increased competition for investments, both domestically and internationally. We believe this is because the net lease financing market is perceived as a relatively more conservative investment vehicle, and further capital inflows into the marketplace could put additional pressure on the returns that we can generate from our investments and our willingness and ability to execute transactions. In addition, we expect to continue to expand our ability to source deals in other markets.

We entered into investments totaling approximately $171.7 million during the three months ended March 31, 2012, all of which are domestic investments and based on current conditions we expect that we will be able to continue to take advantage of the investment

CPA®:17 – Global 3/31/2012 10-Q — 25

opportunities we are seeing in both the U.S. and internationally through the near term. While international activity fluctuates from quarter to quarter, we currently expect that such transactions will continue to form a significant portion of our investments, although the relative portion of international investments in any given period will vary.

We calculate net operating income for each investment we make as the rent that we receive from a tenant, less debt service for any financing obtained for our investment in such property. The capitalization rate for an investment is a function of the purchase price that we are willing to pay for an investment, the rent that the tenant is willing to pay and the risk we are willing to assume. In our target markets, we have recently seen capitalization rates in the U.S. ranging from 6.25% to 11.0% and in Europe ranging from 6.5% to 12.0%. The variability is due largely to the quality of the underlying assets, tenant credit quality, and the terms of the leases. Additionally, we have observed that capitalization rates for commoditized transactions are within the lower end of these ranges while the higher end is comprised of off-market deals requiring specialized knowledge.

Financing Conditions

During the three months ended March 31, 2012, we observed stabilization in the U.S. credit and real estate financing markets. However, the ongoing sovereign debt issues in Europe have had the impact of increasing the cost of debt in certain international markets and made it more challenging for us to obtain debt for certain international deals. During the three months ended March 31, 2012, we obtained non-recourse mortgage financing totaling $133.1 million, which was all related to domestic investments.

Real Estate Sector

As noted above, the commercial real estate market is impacted by a variety of macro-economic factors, including but not limited to growth in gross domestic product, unemployment, interest rates, inflation, and domestic and foreign demographics. We have seen modest improvements in these domestic macro-economic factors since the beginning of the credit crisis. However, in Europe these fundamentals have not significantly improved, which may result in higher vacancies, lower rental rates, and lower demand for vacant space in future periods related to international properties. We are chiefly affected by changes in the appraised values of our properties, tenant defaults, inflation, lease expirations, and occupancy rates.

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

Despite improvement in domestic general business conditions during the past few quarters, which had a favorable impact on the overall credit quality of our tenants, we believe that there still remain significant risks to an economic recovery in the Euro-zone. As of the date of this Report, we have no significant exposure to tenants operating under bankruptcy protection. It is possible, however, that tenants may file for bankruptcy or default on their leases in the future and that economic conditions may again deteriorate.

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

Inflation

Inflation impacts our lease revenues because our leases generally have rent adjustments that are either fixed or based on formulas indexed to changes in the consumer price index (“CPI”) or other similar indices for the jurisdiction in which the property is located. Because these rent adjustments may be calculated based on changes in the CPI over a multi-year period, changes in inflation rates can have a delayed impact on our results of operations. We have seen a return of moderate inflation during the past two quarters that we expect will drive rent increases in our portfolio in coming years.

CPA®:17 – Global 3/31/2012 10-Q — 26

Lease Expirations and Occupancy

Our leases are in their early stages, with no significant leases scheduled to expire or renew in the near term. The advisor actively manages our real estate portfolio and begins discussing options with tenants in advance of scheduled lease expirations. In certain cases, we may obtain lease renewals from our tenants; however, tenants may elect to move out at the end of their term or may elect to exercise purchase options, if any, in their leases. In cases where tenants elect not to renew, we may seek replacement tenants or try to sell the property. Our investments were fully occupied at both March 31, 2012 and December 31, 2011, reflecting a portfolio of primarily new tenants.

Investor Capital Inflows

We are currently in our offering period and our ability to acquire assets and maintain portfolio diversification depends on our ability to raise funds.

We raised $176.7 million during the first quarter of 2012 and $139.3 million during the fourth quarter of 2011. Since inception through the termination of our initial public offering on April 7, 2011, we raised a total of more than $1.5 billion. From the beginning of our follow-on offering on April 7, 2011 through March 31, 2012, we have raised $595.4 million.

Results of Operations

The results of operations presented below for the three months ended March 31, 2012 are not expected to be representative of future results because we anticipate that our asset base will increase as we continue to invest capital. As our asset base increases, we expect that property-related revenues and expenses, as well as general and administrative expenses and other revenues and expenses, will increase.

We are dependent upon proceeds received from our follow-on offering to conduct our proposed activities. The capital required to make investments will be obtained from the follow-on offering and from any mortgage indebtedness that we may incur in connection with our investment activity.

The following table presents the components of our lease revenues (in thousands):

	Three Months Ended March 31,
	2012	2011
Rental income	$39,852	$27,244
Interest income from direct financing leases	13,874	11,293

	$53,726	$38,537

CPA®:17 – Global 3/31/2012 10-Q — 27

The following table sets forth the net lease revenues (i.e., rental income and interest income from direct financing leases) that we earned from lease obligations through our direct ownership of real estate (in thousands):

	Three Months Ended March 31,
Lessee (Date Acquired or Placed in Service)	2012	2011
Metro Cash & Carry Italia S.p.A. (9/2011) (a)	$7,384	$-
The New York Times Company (3/2009) (b)	6,867	7,238
General Parts Inc., Golden State Supply LLC, Straus-Frank Enterprises LLC, General Parts Distribution LLC and Worldpac Inc., collectively “CARQUEST” (12/2010)	4,826	4,828
Agrokor d.d. (11/2011, 12/2010, 4/2010) (a)	4,773	3,822
Blue Cross and Blue Shield of Minnesota, Inc. (1/2012)	2,943	-
Eroski Sociedad Cooperativa (6/2010, 2/2010, 12/2009) (a)	2,600	2,662
Terminal Freezers, LLC (1/2011)	2,401	2,608
DTS Distribuidora de Television Digital SA (12/2010) (a)	2,230	2,255
LifeTime Fitness, Inc. (9/2008)	1,697	1,679
Flanders Corporation (12/2011, 4/2011)	1,535	-
Flint River Services, LLC (11/2010)	1,271	1,272
Angelica Corporation (3/2010)	1,266	1,250
Frontier Spinning Mills, Inc. (12/2008) (b)	1,126	1,111
The Sun Products Corp (9/2011)	1,125	-
McKesson Corporation (formerly US Oncology, Inc.) (12/2009)	1,047	1,047
Other (a) (b)	10,635	8,765

	$53,726	$38,537

(a)	Amounts are subject to fluctuations in foreign currency exchange rates. The average conversion rate for the U.S. dollar in relation to the Euro during the three months ended March 31, 2012 decreased by approximately 4% in comparison to the same period in 2011, resulting in a negative impact on lease revenues for our Euro-denominated investments in the current year period.
(b)	These revenues are generated in consolidated investments, generally with our affiliates, and on a combined basis, include revenues applicable to noncontrolling interests totaling $4.1 million and $4.2 million for the three months ended March 31, 2012 and 2011, respectively.

We recognize income from equity investments in real estate, of which lease revenues are a significant component. The following table sets forth the net lease revenues earned by these investments. Amounts provided are the total amounts attributable to the investments and do not represent our proportionate share (dollars in thousands):

	Ownership Interest	Three Months Ended March 31,
Lessee (Date Acquired)	at March 31, 2012	2012	2011
Hellweg Die Profi-Baumarkte GmbH & Co. KG (5/2011) (a)	33%	$8,695	$-
U-Haul Moving Partners, Inc. and Mercury Partners, LP (5/2011)	12%	8,122	-
C1000 Logistiek Vastgoed B.V. (1/2011) (a)	85%	3,651	3,109
Tesco plc (7/2009) (a)	49%	1,828	1,884
Berry Plastics Corporation (12/2007) (b)	50%	1,722	1,675
Dick’s Sporting Goods, Inc. (5/2011)	45%	821	-
Eroski Sociedad Cooperativa - Mallorca (6/2010) (a)	30%	762	794

		$25,601	$7,462

(a)	Amounts are subject to fluctuations in foreign currency exchange rates. The average conversion rate for the U.S. dollar in relation to the Euro during the three months ended March 31, 2012 decreased by approximately 4% in comparison to the same period in 2011, resulting in a negative impact on lease revenues for our Euro-denominated investments in the current year period.
(b)	We also consolidate an investment with one of our affiliates that leases another property to this lessee.

CPA®:17 – Global 3/31/2012 10-Q — 28

Lease Revenues

As of March 31, 2012, 53% of our net leases, based on annualized contractual minimum base rent, provide for adjustments based on formulas indexed to changes in the CPI, or other similar indices for the jurisdiction in which the property is located, some of which have caps and/or floors. In addition, 42% of our net leases on that same basis have fixed rent adjustments. We own international investments and, therefore, lease revenues from these investments are subject to fluctuations in exchange rate movements in foreign currencies, primarily the Euro. During the quarter ended March 31, 2012, we entered into four new leases with a total contractual annual minimum base rent of $14.8 million and a weighted-average term of 15.1 years. Additionally, we amended a lease agreement to provide for additional contractual annual minimum base rent of $0.3 million in connection with an expansion on a property. We did not provide for any tenant concessions in connection with this lease amendment.

For the three months ended March 31, 2012 as compared to the same period in 2011, lease revenues increased by $15.2 million primarily due to our investment activity during 2012 and 2011, which contributed revenues of $12.9 million. In addition, rent increases at several properties contributed $2.2 million of the increase in lease revenues.

Other Interest Income

For the three months ended March 31, 2012 as compared to the same period in 2011, Other interest income decreased by $0.8 million, primarily due to the termination of a participation in the limited-recourse mortgage loan related to the New York Times investment during the first quarter of 2011.

Other Real Estate Operations

Other real estate operations represent the results of operations (revenues and operating expenses) of our two domestic hotel investments and 44 self-storage properties. For the three months ended March 31, 2012 as compared to the same period in 2011, our results from these operations reflected increases in income and expenses of $8.9 million and $5.6 million, respectively, primarily due to the acquisition of the 44 self-storage properties over the second, third, and fourth quarters of 2011.

Depreciation and Amortization

For the three months ended March 31, 2012 as compared to the same period in 2011, depreciation and amortization increased by $6.4 million as a result of investments we entered into during 2012 and 2011.

General and Administrative

For the three months ended March 31, 2012 as compared to the same period in 2011, general and administrative expense increased by $1.9 million, primarily due to increases in professional fees of $1.1 million and increases in management expenses of $0.5 million as a result of investments we entered into during 2012 and 2011. Professional fees include legal, accounting and investor-related expenses incurred in the normal course of business. Management expenses include our reimbursements to the advisor for the allocated costs of personnel and overhead in providing management of our day-to-day operations.

Property Expenses

For the three months ended March 31, 2012 as compared to the same period in 2011, property expenses increased by $3.0 million, primarily due to increases in asset management fees of $1.7 million as a result of 2012 and 2011 investment volume, which increased the asset base from which the advisor earns a fee. In addition, other property expenses increased by $1.3 million as a result of investments we entered into in 2012 and 2011.

CPA®:17 – Global 3/31/2012 10-Q — 29

Impairment Charges

For the three months ended March 31, 2012, we incurred other-than-temporary impairment charges on our CMBS portfolio totaling $2.0 million to reduce the carrying values of three CMBS tranches to zero as a result of non-performance and management’s assessment that the likelihood of receiving further interest payments or return of principal is remote.

Income from Equity Investments in Real Estate

Income from equity investments in real estate represents our proportionate share of net income or net loss (revenue less expenses) from investments entered into with affiliates in which we have a noncontrolling interest but over which we exercise significant influence.

For the three months ended March 31, 2012 as compared to the same period in 2011, income from equity investments in real estate decreased by $1.4 million, primarily due to $1.1 million of amortization of basis differences recognized during the three months ended March 31, 2012 on the investments that we acquired from CPA®:14 during the second quarter of 2011.

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

For the three months ended March 31, 2012, we recognized Other income of $0.5 million, compared to other expenses of $0.7 million recognized in the same period in 2011. Other income recognized in the current year period was comprised primarily of $0.8 million of realized gain on certain foreign currency derivatives, interest income of $0.1 million and net realized and unrealized losses of $0.5 million on foreign currency transactions primarily related to cash repatriation from our foreign investments. Other expenses recognized in the prior year period were primarily due to realized and unrealized losses on foreign currency transactions as a result of changes in the exchange rate of the Euro.

Interest Expense

For the three months ended March 31, 2012 as compared to the same period in 2011, interest expense increased by $4.9 million, primarily as a result of mortgage financing obtained and assumed in connection with our investment activity during 2012 and 2011.

Income from Discontinued Operations

For the three months ended March 31, 2012, we recognized income from discontinued operations of $0.8 million, primarily due to a net gain on the sale of properties of $0.7.

For the three months ended March 31, 2011, we recognized income generated from the operations of discontinued properties of $0.4 million.

Net Income Attributable to Noncontrolling Interests

For the three months ended March 31, 2012 as compared to the same period in 2011, net income attributable to noncontrolling interests increased by $1.4 million, primarily due to an increase in cash distributions paid to the advisor as a result of our 2012 and 2011 investment activity. As discussed in Note 3 to the consolidated financial statements, the advisor owns a special general partner interest in our operating partnership entitling it to up to 10% of the Available Cash of our operating partnership.

CPA®:17 – Global 3/31/2012 10-Q — 30

Net Income Attributable to CPA®:17 – Global Shareholders

For the three months ended March 31, 2012 as compared to the same period in 2011, the resulting net income attributable to CPA®:17 – Global shareholders decreased by $1.3 million.

MFFO

MFFO is a non-GAAP measure that we use to evaluate our business. For a definition of MFFO and reconciliation to net income attributable to CPA®:17 – Global shareholders, see Supplemental Financial Measures below. For the three months ended March 31, 2012 as compared to the same period in 2011, MFFO increased by $7.5 million, primarily as a result of our investment activity during 2012 and 2011.

Financial Condition

Sources and Uses of Cash During the Period

We expect to continue to invest the proceeds of our offerings in a diversified portfolio of income-producing commercial properties and other real estate related assets. We use the cash flow generated from our investments to meet our operating expenses, fund distributions to shareholders and service debt. Our cash flows fluctuate period to period due to a number of factors, which may include, among other things, the timing of purchases and sales of real estate, the timing of the receipt of the proceeds from and the repayment of non-recourse mortgage loans and receipt of lease revenues, the advisor’s annual election to receive fees in shares of our common stock or cash, changes in foreign currency exchange rates and the timing, payments of distributions of available cash to the advisor and characterization of distributions received from equity investments in real estate. Despite these fluctuations, we believe our net leases and other real estate related assets will generate sufficient cash from operations and from equity distributions in excess of equity income in real estate to meet our normal recurring short-term and long-term liquidity needs. However, until we have fully invested the proceeds of our offerings, we have used, and expect in the future to use a portion of the offering proceeds to fund our operating activities and distributions to shareholders (see Financing Activities below). We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the period are described below.

Operating Activities

For the three months ended March 31, 2012, we used cash flows provided by operating activities of $40.0 million to fund cash distributions to shareholders of $16.6 million, excluding $15.7 million in dividends that were reinvested by shareholders through our distribution reinvestment and share purchase plan, and to pay distributions of $5.1 million to affiliates that hold noncontrolling interests in various entities with us. For 2012, the advisor has elected to continue to receive its asset management fees in shares of our common stock, and as a result, we have paid asset management fees of $5.8 million through the issuance of stock rather than in cash.

Investing Activities

Our investing activities are generally comprised of real estate-related transactions (purchases and sales), payment of deferred acquisition fees to the advisor and capitalized property-related costs. During the three months ended March 31, 2012, we used $182.2 million primarily to acquire several consolidated investments, including $165.6 million for the BCBS investment, and to fund construction costs on several build-to-suit projects. We received $2.8 million in distributions from our equity investments in real estate in excess of cumulative equity income and proceeds of $12.7 million from the sale of 12 domestic properties. Funds totaling $1.6 million and $1.4 million, respectively, were invested in and released from lender-held investment accounts. We recovered $2.3 million of foreign VAT during the three months ended March 31, 2012, including amounts paid in prior years. Payments of deferred acquisition fees to the advisor totaled $4.8 million.

Financing Activities

As noted above, during the three months ended March 31, 2012, we paid distributions to shareholders and to affiliates that hold noncontrolling interests in various entities with us. We also made scheduled mortgage principal installments of $3.9 million. We received $172.0 million in net proceeds from our follow-on public offering and $133.1 million in proceeds from mortgage financings related to 2012 and 2011 investment activity, including $92.4 million obtained in connection with the BCBS acquisition. We also received a $3.1 million mortgage deposit refund in connection with the BCBS financing.

CPA®:17 – Global 3/31/2012 10-Q — 31

Our objectives are to generate sufficient cash flow over time to provide shareholders with increasing distributions and to seek investments with potential for capital appreciation throughout varying economic cycles. During the three months ended March 31, 2012, we have declared distributions to shareholders totaling $35.1 million, which were comprised of cash distributions of $18.1 million and $17.0 million of distributions reinvested by shareholders. We have funded 100% of these distributions from ACFO. In determining our distribution policy during the periods we are raising funds and investing capital, we place primary emphasis on projections of cash flow from operations, together with equity distributions in excess of equity income in real estate, from our investments, rather than on historical results of operations (though these and other factors may be a part of our consideration). In setting a distribution rate, we thus focus primarily on expected returns from those investments we have already made, as well as our anticipated rate of future investment, to assess the sustainability of a particular distribution rate over time.

We maintain a quarterly redemption plan pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from shareholders seeking liquidity. For the three months ended March 31, 2012, we received requests to redeem 281,500 shares of our common stock pursuant to our redemption plan and these shares were redeemed in the second quarter of 2012.

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

Adjusted Cash Flow from Operating Activities

ACFO is a non-GAAP measure that we use to evaluate our business. For a definition of ACFO and reconciliation to cash flow from operating activities, see Supplemental Financial Measures below.

Our ACFO for the three months ended March 31, 2012 and 2011 was $35.4 million and $22.5 million, respectively. This increase was primarily due to increases in property-level cash flow generated from our investment activity during 2012 and 2011.

Summary of Financing

The table below summarizes our non-recourse and limited-recourse debt (dollars in thousands):

	March 31, 2012	December 31, 2011
Balance
Fixed rate	$807,401	$772,259
Variable rate (a)	488,964	381,995

Total	$1,296,365	$1,154,254

Percent of total debt
Fixed rate	62%	67%
Variable rate (a)	38%	33%

	100%	100%

Weighted-average interest rate at end of period
Fixed rate	6.1%	6.1%
Variable rate (a)	4.0%	4.0%

(a)	Variable-rate debt at March 31, 2012 consisted of (i) $360.3 million that was effectively converted to fixed-rate debt through interest rate swap derivative instruments, (ii) $121.8 million that was subject to an interest rate cap, but for which the applicable interest rate was below the effective interest rate of the cap at March 31, 2012, and (iii) $6.8 million in mortgage loan obligations that bore interest at fixed rates but have interest rate reset features that may change the interest rates to then-prevailing market fixed rates at certain points during their term.

CPA®:17 – Global 3/31/2012 10-Q — 32

Cash Resources

At March 31, 2012, our cash resources consisted of cash and cash equivalents totaling $319.4 million. Of this amount, $37.0 million, at then-current exchange rates, was held in foreign subsidiaries, but we could be subject to restrictions or significant costs should we decide to repatriate these amounts. We also had unleveraged properties that had an aggregate carrying value of $180.0 million at March 31, 2012, although there can be no assurance that we would be able to obtain financing for these properties. We may sell shares in our follow-on offering until April 7, 2013; however, we may decide to extend the offering, which may be for up to an additional 18 months. Our cash resources may be used for future investments, working capital needs and other commitments.

Cash Requirements

During the next 12 months, we expect that cash payments will include paying distributions to our shareholders and to our affiliates that hold noncontrolling interests in entities we control, making scheduled mortgage loan principal payments of $22.4 million, reimbursing the advisor for costs incurred on our behalf, and paying normal recurring operating expenses. Balloon payments on our mortgage loan obligations totaling $4.5 million will be due during the next 12 months. In addition, our share of balloon payments due during the next 12 months on our unconsolidated jointly-owned investments totals $79.9 million. We expect to continue to use funds raised from our follow-on offering to invest in new properties.

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements and other contractual obligations at March 31, 2012 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Non-recourse and limited-recourse debt — principal (a)	$1,297,210	$22,428	$63,732	$494,405	$716,645
Deferred acquisition fees	21,414	13,307	8,107	-	-
Interest on borrowings and deferred acquisition fees	446,850	69,695	132,740	117,668	126,747
Subordinated disposition fees (b)	202	-	-	-	202
Build-to-suit commitment and other capital commitments (c)	6,501	6,501	-	-	-
Lending commitment (d)	50,473	13,604	36,869	-	-
Operating and other lease commitments (e)	12,959	1,704	3,471	3,200	4,584

	$1,835,609	$127,239	$244,919	$615,273	$848,178

(a)	Excludes $0.8 million of unamortized discount on two notes, which was included in Non-recourse and limited-recourse debt at March 31, 2012.
(b)	Payable to the advisor, subject to meeting contingencies, in connection with any liquidity event for our stockholders. There can be no assurance that any liquidity event will be achieved in this time frame.
(c)	Represents remaining build-to-suit commitments on four projects, of which two have been placed into service and still have unfunded amounts on the commitments. As of March 31, 2012, total estimated construction costs for these projects were projected to be $68.7 million in the aggregate, of which $62.2 million had been funded at that date.
(d)	Represents the unfunded amount on a commitment to provide a loan to a developer of a domestic build-to-suit project. As of March 31, 2012, the total commitment for the loan was for up to $158.1 million, of which $107.7 million had been funded at that date.
(e)	Operating and other lease commitments consist of our share of future minimum rents payable under an office cost-sharing agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities as well as future minimum rents payable under a lease executed in June 2010 (denominated in British Pound Sterling) in conjunction with an investment in the United Kingdom. Amounts under the cost-sharing agreement are allocated among the entities based on gross revenues and are adjusted quarterly. We anticipate that our share of future minimum lease payments will increase as we continue to invest the proceeds of our follow-on offering.

CPA®:17 – Global 3/31/2012 10-Q — 33

Amounts in the table above related to our foreign operations are based on the exchange rate of the local currencies at March 31, 2012, which consisted primarily of the Euro. At March 31, 2012, we had no material capital lease obligations for which we were the lessee, either individually or in the aggregate.

Equity Method Investments

We have investments in unconsolidated investments that own single-tenant properties net leased to corporations. Generally, the underlying investments are jointly-owned with our affiliates. Summarized financial information for these investments and our ownership interest in the investments at March 31, 2012 is presented below. Summarized financial information provided represents the total amounts attributable to the investments and does not represent our proportionate share (dollars in thousands):

Lessee	Ownership Interest at March 31, 2012	Total Assets	Total Third- Party Debt	Maturity Date
C1000 Logistiek Vastgoed B.V. (a)	85%	$199,266	$94,040	3/2013
U-Haul Moving Partners, Inc. and Mercury Partners, LP	12%	277,746	154,621	5/2014
Tesco plc (a)	49%	85,916	44,558	6/2016
Hellweg Die Profi-Baumarkte GmbH & Co. KG (a)	33%	442,486	366,517	4/2017
Berry Plastics Corporation	50%	75,727	27,854	6/2020
Dick’s Sporting Goods, Inc.	45%	26,547	21,427	1/2022
Eroski Sociedad Cooperativa - Mallorca (a)	30%	31,100	-	N/A

		$1,138,788	$709,017

(a)	Dollar amounts shown are based on the exchange rate of the Euro at March 31, 2012.

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

Funds from Operations and Modified Funds from Operations

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

CPA®:17 – Global 3/31/2012 10-Q — 34

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

CPA®:17 – Global 3/31/2012 10-Q — 35

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

CPA®:17 – Global 3/31/2012 10-Q — 36

Neither the SEC, NAREIT nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, the SEC, NAREIT or another regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry and we would have to adjust our calculation and characterization of FFO or MFFO accordingly.

FFO and MFFO for all periods presented are as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Net income attributable to CPA®:17 – Global shareholders	$11,123	$12,435
Adjustments:
Depreciation and amortization of real property	14,193	8,001
Gain on sale of real estate, net	(740)	-
Proportionate share of adjustments to equity in net income of partially-owned entities to arrive at FFO:
Depreciation and amortization of real property	4,400	2,039
Proportionate share of adjustments for noncontrolling interests to arrive at FFO	(129)	(159)

Total adjustments	17,724	9,881

FFO — as defined by NAREIT (a)	28,847	22,316

Adjustments:
Other depreciation, amortization and non-cash charges	173	624
Straight-line and other rent adjustments (b)	(3,942)	(3,050)
Impairment charges (c)	2,019	-
Acquisition expenses (d)	718	410
Above (below)-market rent intangible lease amortization, net (e)	282	450
Amortization of premiums on debt investments, net	37	37
Realized (gains) losses on foreign currency, derivatives and other (f)	(486)	57
Proportionate share of adjustments to equity in net income of partially-owned entities to arrive at MFFO:
Other depreciation, amortization and non-cash charges	9	(9)
Straight-line and other rent adjustments (b)	(9)	(127)
Acquisition expenses (d)	64	57
Above (below)-market rent intangible lease amortization, net (e)	7	(2)
Realized losses on foreign currency, derivatives and other (f)	-	1
Proportionate share of adjustments for noncontrolling interests to arrive at MFFO	979	437

Total adjustments	(149)	(1,115)

MFFO	$28,698	$21,201

(a)	The SEC Staff has recently stated that they take no position on the inclusion or exclusion of impairment write-downs in arriving at FFO. Since 2003, NAREIT has taken the position that the exclusion of impairment charges on real estate is consistent with its definition of FFO. Accordingly, we have revised our computation of FFO to exclude impairment charges on real estate, if any, in arriving at FFO for all periods presented.
(b)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), management believes that MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, provides insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.
(c)	Impairment charges were incurred on our CMBS portfolio and are considered non-real estate impairments. As such, these impairment charges were not included in our computation of FFO as defined by NAREIT but are included as an adjustment in arriving at MFFO as these charges are not directly related or attributable to our operations.
(d)	In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and

CPA®:17 – Global 3/31/2012 10-Q — 37

expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to shareholders, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property.
(e)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.
(f)	Management believes that adjusting for fair value adjustments for derivatives provides useful information because such fair value adjustments are based on market fluctuations and may not be directly related or attributable to our operations.

Adjusted Cash Flow from Operating Activities

ACFO refers to our cash flow from operating activities (as computed in accordance with GAAP) adjusted, where applicable, primarily to: add cash distributions that we receive from our investments in unconsolidated real estate joint investments in excess of our equity income; subtract cash distributions that we make to our noncontrolling partners in real estate joint investments that we consolidate; and eliminate changes in working capital. We hold a number of interests in real estate joint investments, and we believe that adjusting our GAAP cash flow provided by operating activities to reflect these actual cash receipts and cash payments, as well as eliminating the effect of timing differences between the payment of certain liabilities and the receipt of certain receivables in a period other than that in which the item is recognized, may give investors additional information about our actual cash flow that is not incorporated in cash flow from operating activities as defined by GAAP.

We believe that ACFO is a useful supplemental measure for assessing the cash flow generated from our core operations as it gives investors important information about our liquidity that is not provided within cash flow from operating activities as defined by GAAP, and we use this measure when evaluating distributions to shareholders.

As we are still in our offering and investment stage, we also consider our expectations as to the yields that may be generated on existing investments and our acquisition pipeline when evaluating distributions to shareholders.

ACFO for all periods presented is as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Summarized cash flow information:
Cash flow provided by operating activities	$40,048	$26,404

Net cash used in investing activities	$169,379	$194,125

Net cash provided by financing activities	$266,618	$209,173

Reconciliation of ACFO:
Cash flow provided by operating activities	$40,048	$26,404
Adjustments:
Distributions received from equity investments in real estate in excess of equity income, net	2,773	2,085
Distributions paid to noncontrolling interests, net	(4,881)	(5,059)
Changes in working capital	(2,536)	(947)

ACFO	$35,404	$22,483

Distributions declared (a)	$35,105	$24,234

(a)	During the three months ended March 31, 2012 and 2011, 100% and 93%, respectively, of distributions were sourced from ACFO, with the remainder sourced from offering proceeds. From inception through March 31, 2012, cumulative distributions of $263.3 million, including cash distributions of $134.1 million, were sourced 80% from ACFO, with the remainder sourced from offering proceeds.

CPA®:17 – Global 3/31/2012 10-Q — 38

While we believe that ACFO is an important supplemental measure, it should not be considered an alternative to cash flow from operating activities as a measure of liquidity. This non-GAAP measure should be used in conjunction with cash flow from operating activities as defined by GAAP. ACFO, or similarly titled measures disclosed by other REITs, may not be comparable to our ACFO measure.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates and equity prices. The primary risks to which we are exposed are interest rate risk and foreign currency exchange risk. We are also exposed to market risk as a result of concentrations in certain tenant industries. We regularly monitor our portfolio to assess potential concentrations of market risk as we make additional investments and we seek to diversify our portfolio in order to mitigate concentration risks.

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

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain non-recourse mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our investment partners may obtain variable-rate non-recourse mortgage loans and, as a result, may enter into interest rate swap agreements or interest rate cap agreements with lenders that effectively convert the variable-rate debt service obligations of the loan to a fixed rate. Interest rate swaps are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flows over a specific period, and interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments designated as cash flow hedges on the forecasted interest payments on the debt obligation. The notional, or face, amount on which the swaps or caps are based is not exchanged. Our objective in using these derivatives is to limit our exposure to interest rate movements. At March 31, 2012, we estimate that the net fair value of our interest rate cap and interest rate swaps, which are included in Other assets, net and Accounts payable, accrued expenses and other liabilities, respectively, in the consolidated financial statements, was in a net liability position of $9.5 million (Note 9).

At March 31, 2012, all of our debt either bore interest at fixed rates, was swapped to a fixed rate, was subject to an interest rate cap, or bore interest at fixed rates that were scheduled to convert to then-prevailing market fixed rates at certain points during their term. The estimated fair value of these instruments is affected by changes in market interest rates. The annual interest rates on our fixed-rate debt at March 31, 2012 ranged from 3.6% to 8.0%. The effective annual interest rates on our variable-rate debt at March 31, 2012 ranged from 3.1% to 6.6%. Our debt obligations are more fully described under Financial Condition in Item 2 above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at March 31, 2012 (in thousands):

	2012	2013	2014	2015	2016	Thereafter	Total	Fair value
Fixed-rate debt	$14,717	$28,134	$25,557	$60,196	$69,572	$610,070	$808,246	$837,921
Variable-rate debt	$3,213	$4,577	$4,776	$4,900	$224,120	$247,378	$488,964	$488,964

A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at March 31, 2012 by an aggregate increase of $42.5 million or an aggregate decrease of $43.4 million, respectively.

CPA®:17 – Global 3/31/2012 10-Q — 39

As more fully described under Financial Condition – Summary of Financing in Item 2 above, a portion of the debt classified as variable-rate debt in the table above bore interest at fixed rates at March 31, 2012 but has interest rate reset features that will change the fixed interest rates to then-prevailing market fixed rates at certain points during their term. This debt is generally not subject to short-term fluctuations in interest rates.

Foreign Currency Exchange Rate Risk

We own international investments in Europe, and as a result are subject to risk from the effects of exchange rate movements in the Euro and, to a lesser extent, the British Pound Sterling, which may affect future costs and cash flows. Although all of our foreign investments through the first quarter of 2012 were conducted in these currencies, we are likely to conduct business in other currencies in the future as we seek to invest funds from our offering internationally. We manage foreign currency exchange rate movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the same currency. This reduces our overall exposure to the actual equity that we have invested and the equity portion of our cash flow. In addition, we may use currency hedging to further reduce the exposure to our equity cash flow. We are generally a net receiver of these currencies (we receive more cash than we pay out), and therefore our foreign operations benefit from a weaker U.S. dollar, and are adversely affected by a stronger U.S. dollar, relative to the foreign currency.

We recognized net unrealized and realized foreign currency transaction losses of $0.2 million and $0.2 million, respectively, for the three months ended March 31, 2012. These losses are included in Other income and (expenses) in the consolidated financial statements and were primarily due to changes in the value of the foreign currency on accrued interest receivable on notes receivable from consolidated subsidiaries.

We enter into foreign currency forward contracts, collars, and put options to hedge certain of our foreign currency cash flow exposures. A foreign currency forward contract is a commitment to deliver a certain amount of currency at a certain price on a specific date in the future. A foreign currency collar consists of a purchased call option to buy and a written put option to sell the foreign currency. A foreign currency put option is the right to sell the currency at a predetermined price. By entering into forward contracts, we are locked into a future currency exchange rate for the term of the contract. A foreign currency collar guarantees that the exchange rate of the currency will not fluctuate beyond the range of the options’ strike prices. The total estimated fair value of these instruments, which is included in Other assets, net, was $6.1 million at March 31, 2012.

CPA®:17 – Global 3/31/2012 10-Q — 40

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures at March 31, 2012, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of March 31, 2012 at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended March 31, 2012, we issued 580,828 shares of our common stock to the advisor as consideration for asset management fees. These shares were issued at $10.00 per share, which represents our follow-on offering price. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(2) of the Securities Act, the shares issued were deemed to be exempt from registration. In acquiring our shares, the advisor represented that such interests were being acquired by it for the purpose of investment and not with a view to the distribution thereof.

CPA®:17 – Global 3/31/2012 10-Q — 41

Item 6. Exhibits

The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Corporate Property Associates 17 – Global Incorporated’s Quarterly Report on Form 10-Q for the quarter ended at March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at at March 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Income for the three months ended March 31, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011, (iv) Consolidated Statements of Equity for the three months ended March 31, 2012 and 2011, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and (vi) Notes to Consolidated Financial Statements.*

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

CPA®:17 – Global 3/31/2012 10-Q — 42

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Corporate Property Associates 17 – Global Incorporated

Date: May 11, 2012	By:	/s/ Mark J. DeCesaris
Mark J. DeCesaris
Chief Financial Officer
(Principal Financial Officer)

Date: May 11, 2012	By:	/s/ Hisham A. Kader
Hisham A. Kader
Chief Accounting Officer
(Principal Accounting Officer)

CPA®:17 – Global 3/31/2012 10-Q — 43

EXHIBIT INDEX

The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from Corporate Property Associates 17 – Global Incorporated’s Quarterly Report on

Form 10-Q for the quarter ended at March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at at March 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Income for the three months ended March 31, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011, (iv) Consolidated Statements of Equity for the three months ended March 31, 2012 and 2011, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and (vi) Notes to Consolidated Financial Statements.*

*     Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.