Form 10-Q
period 2012-06-30
Corporate Property Associates 17 - Global INC
filed 2012-08-10
CIK 1390213

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Registrant has 255,754,536 shares of common stock, $0.001 par value, outstanding at August 7, 2012.

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

CPA®:17 – Global 6/30/2012 10-Q — 1

PART I

Item  1. Financial Statements

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share and per share amounts)

	June 30, 2012	December 31, 2011
Assets
Investments in real estate:
Real estate, at cost	$1,704,649	$1,500,151
Operating real estate, at cost	195,424	178,141
Accumulated depreciation	(61,011)	(43,267)

Net investments in properties	1,839,062	1,635,025
Real estate under construction	15,076	90,176
Net investments in direct financing leases	472,051	462,505
Equity investments in real estate	187,196	187,067

Net investments in real estate	2,513,385	2,374,773
Notes receivable	70,000	70,000
Cash and cash equivalents	432,520	180,726
Intangible assets, net	375,933	334,137
Other assets, net	92,178	86,176

Total assets	$3,484,016	$3,045,812

Liabilities and Equity
Liabilities:
Non-recourse and limited-recourse debt	$1,276,174	$1,154,254
Accounts payable, accrued expenses and other liabilities	56,043	48,035
Prepaid and deferred rental income	68,608	56,029
Due to affiliates	21,248	27,747
Distributions payable	38,534	32,288

Total liabilities	1,460,607	1,318,353

Commitments and contingencies (Note 11)

Equity:
CPA®:17 – Global shareholders’ equity:
Preferred stock, $0.001 par value; 50,000,000 shares authorized; none issued	-	-
Common stock, $0.001 par value; 400,000,000 shares authorized; 248,979,350 and 207,975,777 shares issued and outstanding, respectively	249	208
Additional paid-in capital	2,230,951	1,863,227
Distributions in excess of accumulated earnings	(205,312)	(157,062)
Accumulated other comprehensive loss	(50,737)	(32,601)
Less, treasury stock at cost, 2,529,969 and 1,826,959 shares, respectively	(23,768)	(17,104)

Total CPA®:17 – Global shareholders’ equity	1,951,383	1,656,668
Noncontrolling interests	72,026	70,791

Total equity	2,023,409	1,727,459

Total liabilities and equity	$3,484,016	$3,045,812

See Notes to Consolidated Financial Statements.

CPA®:17 – Global 6/30/2012 10-Q — 2

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues
Rental income	$43,113	$28,764	$82,965	$56,008
Interest income from direct financing leases	12,940	12,264	26,814	23,557
Other operating income	893	961	1,817	1,510
Other interest income	1,830	1,737	3,221	3,956
Other real estate income	9,945	1,152	19,708	2,005

	68,721	44,878	134,525	87,036

Operating Expenses
Depreciation and amortization	(17,074)	(8,986)	(31,802)	(17,345)
General and administrative	(4,060)	(4,362)	(7,782)	(6,198)
Property expenses	(7,476)	(4,624)	(14,287)	(8,406)
Other real estate expenses	(5,939)	(642)	(12,010)	(1,126)
Impairment charges	-	-	(2,019)	-

	(34,549)	(18,614)	(67,900)	(33,075)

Other Income and Expenses
Income from equity investments in real estate	3,888	925	4,267	2,695
Other income and (expenses)	805	806	1,270	138
Interest expense	(17,519)	(10,912)	(34,635)	(23,096)

	(12,826)	(9,181)	(29,098)	(20,263)

Income from continuing operations before income taxes	21,346	17,083	37,527	33,698
(Provision for) benefit from income taxes	(191)	123	(437)	(244)

Income from continuing operations	21,155	17,206	37,090	33,454

Discontinued Operations
(Loss) income from operations of discontinued properties	(3)	12	85	410
Gain on sale of real estate	-	787	740	787

(Loss) income from discontinued operations	(3)	799	825	1,197

Net Income	21,152	18,005	37,915	34,651
Less: Net income attributable to noncontrolling interests	(6,886)	(5,158)	(12,526)	(9,373)

Net Income Attributable to CPA®:17 – Global Shareholders	$14,266	$12,847	$25,389	$25,278

Earnings Per Share
Income from continuing operations attributable to CPA®:17 – Global shareholders	$0.06	$0.07	$0.11	$0.15
Income from discontinued operations attributable to CPA®:17 – Global shareholders	-	0.01	-	0.01

Net income attributable to CPA®:17 – Global shareholders	$0.06	$0.08	$0.11	$0.16

Weighted Average Shares Outstanding	237,203,712	165,796,441	226,590,138	158,736,669

Amounts Attributable to CPA®:17 – Global Shareholders
Income from continuing operations, net of tax	$14,269	$12,048	$24,564	$24,081
(Loss) income from discontinued operations, net of tax	(3)	799	825	1,197

Net income	$14,266	$12,847	$25,389	$25,278

Distributions Declared Per Share	$0.1625	$0.1625	$0.3250	$0.3225

See Notes to Consolidated Financial Statements.

CPA®:17 – Global 6/30/2012 10-Q — 3

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net Income	$21,152	$18,005	$37,915	$34,651
Other Comprehensive (Loss) Income:
Foreign currency translation adjustments	(36,673)	9,214	(16,339)	46,593
Unrealized gain (loss) on derivative instrument	2,674	(2,886)	(2,916)	(6,005)
Change in unrealized appreciation on marketable securities	983	(15)	983	(15)

	(33,016)	6,313	(18,272)	40,573

Comprehensive (Loss) Income	(11,864)	24,318	19,643	75,224

Amounts Attributable to Noncontrolling Interests:
Net income	(6,886)	(5,158)	(12,526)	(9,373)
Foreign currency translation adjustments	580	(209)	286	(845)
Change in unrealized (gain) loss on derivative instrument	(89)	138	(150)	114

Comprehensive income attributable to noncontrolling interests	(6,395)	(5,229)	(12,390)	(10,104)

Comprehensive (Loss) Income Attributable to CPA®:17 – Global Shareholders	$(18,259)	$19,089	$7,253	$65,120

See Notes to Consolidated Financial Statements.

CPA®:17 – Global 6/30/2012 10-Q — 4

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

For the Six Months Ended June 30, 2012 and the Year Ended December 31, 2011

(in thousands, except share and per share amounts)

		CPA®:17 – Global Shareholders
	Total Outstanding Shares	Common Stock	Additional Paid-In Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total CPA®:17 – Global Shareholders	Noncontrolling Interests	Total
Balance at January 1, 2011	142,366,962	$143	$1,280,453	$(93,446)	$(14,943)	$(8,044)	$1,164,163	$72,346	$1,236,509
Shares issued, net of offering costs	63,628,957	63	571,592				571,655		571,655
Shares issued to affiliates	1,114,867	2	11,182				11,184		11,184
Contributions from noncontrolling interests							-	1,197	1,197
Distributions declared ($0.6475 per share)				(113,271)			(113,271)		(113,271)
Distributions to noncontrolling interests							-	(23,214)	(23,214)
Net income				49,655			49,655	20,791	70,446
Other comprehensive loss:
Foreign currency translation adjustments					(12,533)		(12,533)	(220)	(12,753)
Change in unrealized loss on derivative instruments					(5,110)		(5,110)	(109)	(5,219)
Change in unrealized appreciation on marketable securities					(15)		(15)		(15)
Repurchase of shares	(961,968)					(9,060)	(9,060)		(9,060)

Balance at December 31, 2011	206,148,818	208	1,863,227	(157,062)	(32,601)	(17,104)	1,656,668	70,791	1,727,459

Shares issued, net of offering costs	39,951,111	40	357,200				357,240		357,240
Shares issued to affiliates	1,052,462	1	10,524				10,525		10,525
Contributions from noncontrolling interests							-	171	171
Distributions declared ($0.3250 per share)				(73,639)			(73,639)		(73,639)
Distributions to noncontrolling interests							-	(11,326)	(11,326)
Net income				25,389			25,389	12,526	37,915
Other comprehensive (loss) income:
Foreign currency translation adjustments					(16,053)		(16,053)	(286)	(16,339)
Change in unrealized (loss) gain on derivative instruments					(3,066)		(3,066)	150	(2,916)
Change in unrealized appreciation on marketable securities					983		983		983
Repurchase of shares	(703,010)					(6,664)	(6,664)		(6,664)

Balance at June 30, 2012	246,449,381	$249	$2,230,951	$(205,312)	$(50,737)	$(23,768)	$1,951,383	$72,026	$2,023,409

See Notes to Consolidated Financial Statements.

CPA®:17 – Global 6/30/2012 10-Q — 5

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2012	2011
Cash Flows — Operating Activities
Net income	$37,915	$34,651
Adjustments to net income:
Depreciation and amortization, including intangible assets and deferred financing costs, and other charges	33,673	19,623
Income from equity investments in real estate in excess of distributions received	(578)	(336)
Issuance of shares to affiliate in satisfaction of fees due	10,525	5,286
Gain on sale of real estate	(740)	(787)
Unrealized loss on foreign currency transactions and others	433	475
Realized loss (gain) on foreign currency transactions and others	200	(588)
Straight-line rent adjustment and amortization of rent-related intangibles	(6,434)	(5,196)
Settlement of derivative liability	-	(7,056)
Impairment charges	2,019	-
Decrease (increase) in accounts receivable and prepaid expenses	3,090	(3,652)
Increase (decrease) in accounts payable and accrued expenses	601	(1,872)
Increase in prepaid and deferred rental income	621	7,265
Decrease in due to affiliates	(2,319)	(205)
Net changes in other operating assets and liabilities	1,020	(1,895)

Net cash provided by operating activities	80,026	45,713

Cash Flows — Investing Activities
Distributions received from equity investments in real estate in excess of equity income	6,426	84,734
Acquisitions of real estate and direct financing leases and other capital expenditures	(226,226)	(318,663)
Capital contributions to equity investments in real estate	(7,890)	(229,639)
Funding of notes receivable	-	(30,000)
Value added taxes (“VAT”) paid in connection with acquisition of real estate	(1,199)	(3,542)
VAT refunded in connection with acquisitions of real estate	2,663	29,336
Proceeds from sale of real estate	12,657	19,821
Funds placed in escrow	(22,899)	(23,832)
Funds released from escrow	23,860	9,553
Payment of deferred acquisition fees to an affiliate	(9,660)	(8,687)
Proceeds from repayment of notes receivable	-	49,560
Purchase of securities	(7,071)	(2,394)

Net cash used in investing activities	(229,339)	(423,753)

Cash Flows — Financing Activities
Distributions paid	(67,393)	(45,753)
Contributions from noncontrolling interests	171	1,185
Distributions to noncontrolling interests	(11,326)	(12,625)
Scheduled payments of mortgage principal	(8,956)	(6,695)
Proceeds from mortgage financing	142,511	186,499
Funds placed in escrow	-	17,936
Funds released from escrow	(1,515)	(2,180)
Proceeds from loan from an affiliate	-	90,000
Repayment of loan from an affiliate	-	(90,000)
Refund (payment) of financing costs and mortgage deposits, net of deposits paid and refunded	2,712	(7,314)
Proceeds from issuance of shares, net of issuance costs	352,838	306,362
Purchase of treasury stock	(6,664)	(4,155)

Net cash provided by financing activities	402,378	433,260

Change in Cash and Cash Equivalents During the Period
Effect of exchange rate changes on cash	(1,271)	6,999

Net increase in cash and cash equivalents	251,794	62,219
Cash and cash equivalents, beginning of period	180,726	162,745

Cash and cash equivalents, end of period	$432,520	$224,964

See Notes to Consolidated Financial Statements.

CPA®:17 – Global 6/30/2012 10-Q — 6

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Organization and Offering

Organization

Corporate Property Associates 17 – Global Incorporated (“CPA®:17 – Global” and, together with its consolidated subsidiaries and predecessors, “we”, “us” or “our”) is a publicly owned, non-listed real estate investment trust (“REIT”) that invests primarily in commercial properties leased to companies domestically and internationally. As a REIT, we are not subject to United States (“U.S.”) federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions and other factors. We earn revenue principally by leasing the properties we own to single corporate tenants, primarily on a triple-net leased basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, contractual rent adjustments, tenant defaults and sales of properties. At June 30, 2012, our portfolio was comprised of our full or partial ownership interests in 305 fully-occupied properties, substantially all of which were triple-net leased to 47 tenants, and totaled approximately 28 million square feet (on a pro rata basis). In addition, we own 49 self-storage properties and retain a fee interest in a hotel property for an aggregate of approximately 4 million square feet. As opportunities arise, we also make other types of commercial real estate related investments. We were formed in 2007 and are managed by W. P. Carey & Co. LLC (“WPC”) and its subsidiaries (collectively, the “advisor”).

At June 30, 2012, CPA®:17 – Global owned approximately 99.985% of general and limited partnership interests in the Operating Partnership. The remaining 0.015% interest in the Operating Partnership is held by a subsidiary of WPC.

Public Offerings

Since inception through the termination of our initial public offering on April 7, 2011, upon the effectiveness of our follow-on offering described below, we raised a total of more than $1.5 billion.

In October 2010, we filed a registration statement on Form S-11 (File No. 333-170225) with the SEC for a continuous public offering of up to $1.0 billion of common stock, which was declared effective by the SEC on April 7, 2011, terminating our initial public offering. The registration statement also covers the offering of up to 50,000,000 shares of common stock at $9.50 pursuant to our distribution reinvestment and stock purchase plan. We refer to this continuous public offering as the “follow-on offering.” From the beginning of the follow-on offering on April 7, 2011 through June 30, 2012, we raised $781.3 million. There can be no assurance that we will successfully sell the full number of shares registered.

We intend to continue to use the net proceeds of these offerings to acquire, own and manage a portfolio of commercial properties leased to a diversified group of companies primarily on a single tenant net lease basis.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in our consolidated financial statements and the accompanying notes. Actual results could differ from those estimates. The unaudited consolidated financial statements included in this Report have been retrospectively adjusted to reflect the disposition (or planned disposition) of certain properties as discontinued operations for all periods presented.

CPA®:17 – Global 6/30/2012 10-Q — 7

Notes to Consolidated Financial Statements

Basis of Consolidation

The consolidated financial statements reflect all of our accounts, including those of our majority-owned and/or controlled subsidiaries. The portion of equity in a subsidiary that is not attributable for reporting purposes, directly or indirectly, to us is presented as noncontrolling interests. All significant intercompany accounts and transactions have been eliminated.

We have investments in tenancy-in-common interests in various domestic and international properties. Consolidation of these investments is not required as they do not qualify as Variable Interest Entities (“VIE”) and do not meet the control requirement required for consolidation. Accordingly, we account for these investments using the equity method of accounting. We use the equity method of accounting because the shared decision-making involved in a tenancy-in-common interest investment creates an opportunity for us to have significant influence on the operating and financial decisions of these investments and thereby creates some responsibility by us for a return on our investment. Additionally, we own interests in single-tenant net leased properties leased to corporations through noncontrolling interests in partnerships and limited liability companies that we do not control but over which we exercise significant influence. We account for these investments under the equity method of accounting. At times the carrying value of our equity investments may fall below zero for certain investments. We intend to fund our share of these jointly-owned investments’ future operating deficits should the need arise. However, we have no legal obligation to pay for any of the liabilities of such investments, nor do we have any legal obligation to fund operating deficits.

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

	June 30, 2012	December 31, 2011
Assets:
Cash and cash equivalents not attributable to consolidated VIE	$707	$7,585
Other assets, net not attributable to consolidated VIE	1,256	2,811

Total assets not attributable to VIE	$1,963	$10,396

Liabilities:
Due to affiliates not attributable to consolidated VIE	$(2,023)	$(1,044)
Distributions payable not attributable to consolidated VIE	(38,534)	(32,288)

Total liabilities not attributable to VIE	$(40,557)	$(33,332)

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

CPA®:17 – Global 6/30/2012 10-Q — 8

Notes to Consolidated Financial Statements

Information about International Geographic Areas

At the end of our reporting period, our international investments were comprised of investments primarily in Europe. The following tables present information about these investments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	$20,764	$13,474	$41,636	$25,838

			June 30, 2012	December 31, 2011
Net investments in real estate			$967,770	$980,160

Note 3. Agreements and Transactions with Related Parties

Transactions with the Advisor

We have an advisory agreement with the advisor whereby the advisor performs certain services for us under a fee arrangement. The agreement that is currently in place is scheduled to expire on the earlier of September 30, 2012 or the closing of the proposed merger between the advisor and our affiliate, Corporate Property Associates 15 Incorporated (“CPA®:15”), which was announced on February 21, 2012. This proposed merger, which remains subject to shareholder approvals and customary closing conditions, is currently expected to be completed in the third quarter of 2012, although there can be no assurance of such timing. Under the terms of this agreement, the advisor manages our day-to-day operations, for which we pay the advisor asset management fees and certain cash distributions, and structures and negotiates the purchase and sale of investments and debt placement transactions for us, for which we pay the advisor structuring and subordinated disposition fees. In addition, we reimburse the advisor for organization and offering costs incurred in connection with our offering and for certain administrative duties performed on our behalf. We also have certain agreements with affiliates regarding joint investments. The following tables present a summary of fees we paid and expenses we reimbursed to the advisor in accordance with the advisory agreement (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Amounts included in the Statement of Operations:
Asset management fees (a)	$4,765	$3,081	$9,318	$5,930
Distribution of available cash (b)	3,865	1,973	6,558	3,788
Personnel reimbursements (c)	1,203	428	2,141	816
Office rent reimbursements (c)	190	67	348	142

	$10,023	$5,549	$18,365	$10,676

Transaction fees incurred:
Current acquisition fees (d)	$1,377	$2,647	$5,581	$10,576
Deferred acquisition fees (d) (e)	917	1,518	4,350	7,868

	$2,294	$4,165	$9,931	$18,444

			June 30, 2012	December 31, 2011
Unpaid transaction fees:
Deferred acquisition fees			$17,484	$22,748
Subordinated disposition fees (f)			202	202

			$17,686	$22,950

CPA®:17 – Global 6/30/2012 10-Q — 9

Notes to Consolidated Financial Statements

(a)	Asset management fees are included in Property expenses in the consolidated financial statements. For both 2012 and 2011, the advisor elected to receive its asset management fees in shares of our common stock. At June 30, 2012, the advisor owned 2,962,334 shares (1.2%) of our common stock.
(b)	We also pay the advisor up to 10% of the Available Cash, as defined in the limited partnership agreement of the operating partnership, which is defined as cash generated from operations, excluding capital proceeds, as reduced by operating expenses and debt service, excluding prepayments and lump-sum, or (“balloon”) payments.
(c)	Personnel and office rent reimbursements are included in General and administrative expenses in the consolidated financial statements. Based on gross revenues through June 30, 2012, our current share of future annual minimum lease payments under our agreement would be $0.7 million annually through 2016; however, we anticipate that our share of future annual minimum lease payments will increase as we continue to invest the proceeds of our offerings.
(d)	Current and deferred acquisition fees for real estate asset acquisitions were capitalized and included in the cost basis of the assets acquired and for business combinations were expensed and included in General and administrative expenses.
(e)	We made payments of deferred acquisition fees to the advisor totaling $9.7 million and $8.7 million during the six months ended June 30, 2012 and 2011, respectively.
(f)	These fees, which are subordinated to the performance criterion and certain other provisions included in the advisory agreement, are deferred and are payable to the advisor only in connection with a liquidity event for our stockholders.

The total costs paid by the advisor and its affiliates in connection with the organization and offering of our securities were $19.1 million from inception through June 30, 2012, of which $18.3 million had been reimbursed as of June 30, 2012.

Jointly-Owned Investments and Other Transactions with Affiliates

We own interests in entities ranging from 12% to 85%, as well as jointly-controlled tenancy-in-common interests in properties, with the remaining interests generally held by affiliates. We consolidate certain of these investments and account for the remainder under the equity method of accounting.

During May 2011, we purchased equity interests in three investments: the Hellweg Die Profi-Baumarkte GmbH & Co. KG (“Hellweg 2”) investment, the U-Haul Moving Partners, Inc. and Mercury Partners, LP investment and the Dick’s Sporting Goods, Inc. investment, from one of our affiliates, Corporate Property Associates 14 Incorporated (“CPA®:14”), in connection with the merger of CPA®:14 with and into a subsidiary of another affiliate, Corporate Property Associates 16 – Global Incorporated (the “CPA®:14/16 Merger”) (Note 6).

Note 4. Net Investments in Properties and Real Estate Under Construction

Real Estate

Real estate, which consists of land and buildings leased to others, at cost, and which are subject to operating leases, is summarized as follows (in thousands):

	June 30, 2012	December 31, 2011
Land	$425,579	$390,445
Buildings	1,279,070	1,109,706
Less: Accumulated depreciation	(56,411)	(40,522)

	$1,648,238	$1,459,629

Acquisitions of Real Estate

During the six months ended June 30, 2012, we entered into the following investments, which were classified as operating leases, at a total cost of $174.0 million, including net lease intangible assets totaling $45.3 million (Note 7) and acquisition-related costs and fees:

•

a domestic investment for $169.0 million with Blue Cross Blue Shield, Inc (“BCBS”) for eight office facilities. The purchase price was allocated to the assets acquired, based upon their fair values; and

•	two domestic follow-on transactions in an existing investment for a total cost of $5.0 million.

In connection with these investments, which we deemed to be real estate asset acquisitions under current authoritative accounting guidance, we capitalized acquisition-related costs and fees totaling $8.2 million.

CPA®:17 – Global 6/30/2012 10-Q — 10

Notes to Consolidated Financial Statements

Assets disposed of during the current year period are discussed in Note 13. During this period, the U.S. dollar strengthened against the Euro, as the end-of-period rate for the U.S. dollar in relation to the Euro at June 30, 2012 decreased 3% to $1.2578 from $1.2950 at December 31, 2011. The impact of this strengthening was a $20.9 million decrease in Real estate from December 31, 2011 to June 30, 2012.

Operating Real Estate

Operating real estate, which consists primarily of our hotel and self-storage operations, at cost, is summarized as follows (in thousands):

	June 30, 2012	December 31, 2011
Land	$47,461	$43,950
Buildings	146,772	132,478
Furniture, fixtures & equipment	1,191	1,713
Less: Accumulated depreciation	(4,600)	(2,745)

	$190,824	$175,396

Acquisitions of Operating Real Estate

During the six months ended June 30, 2012, we acquired five self-storage properties throughout the U. S. for a total cost of $16.8 million, including lease intangible assets of $2.2 million (Note 7). As these acquisitions were deemed to be business combinations under current authoritative accounting guidance, we expensed the acquisition-related costs totaling $0.4 million, which are included in General and administrative expenses in the consolidated financial statements.

Real Estate Under Construction

During the six months ended June 30, 2012, we entered into two build-to-suit projects, which consisted of the following:

•

one project with Nippon Sheet Glass Co., Ltd. for the construction of a warehouse located in Poland for a total cost of up to $26.6 million, of which we funded $13.3 million through June 30, 2012. Amounts are based on the exchange rate of the Euro on the date of acquisition; and

•	one domestic project with Sabre Communications Corp. for the construction of a new facility for a total cost of up to $17.8 million, of which we funded $0.9 million through June 30, 2012.

Amounts above are based on the estimated construction costs at the respective dates of acquisition, including acquisition-related costs and fees. In connection with these investments, which were deemed to be real estate acquisitions under current authoritative accounting guidance, we capitalized acquisition-related costs and fees totaling $2.4 million.

During the six months ended June 30, 2012, we also funded $24.3 million and placed assets totaling $114.8 million into service, which are now classified as Real Estate, at cost, for projects that we entered into in 2011 and 2010. In connection with our build-to-suit projects, we capitalized interest totaling $1.1 million during the six months ended June 30, 2012.

At June 30, 2012, the unfunded commitments on these projects totaled approximately $63.5 million.

Asset Retirement Obligations

We have recorded asset retirement obligations for the removal of asbestos and environmental waste in connection with several of our acquisitions. We estimated the fair value of the asset retirement obligations based on the estimated economic lives of the properties and the estimated removal costs provided by the inspectors. The liability was discounted using the weighted-average interest rate on the associated fixed-rate mortgage loans at the time the liability was incurred.

CPA®:17 – Global 6/30/2012 10-Q — 11

Notes to Consolidated Financial Statements

The following table provides a reconciliation of our asset retirement obligations, which are included in Accounts payable, accrued expenses and other liabilities on the consolidated balance sheets, for the periods presented (in thousands):

	June 30, 2012	December 31, 2011
Balance - beginning of period	$11,453	$1,508
Additions	3,680	9,562
Accretion expense	231	250
Foreign currency translation adjustments and other	156	133

Balance - end of period	$15,520	$11,453

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

Notes Receivable

In June 2011, we provided financing of $30.0 million to a developer, BPS Partners, LLC (“BPS”), in connection with the construction of a shopping center, which includes a Walgreens store, in Las Vegas, Nevada. In connection with the loan, we received an option to purchase the second floor of the Walgreens store or to exchange the $30.0 million loan for an equity interest in BPS. This loan is collateralized by the property and personally guaranteed by each of the principals of BPS, has an annual interest rate of 0.5% and matures in September 2013. On its maturity date, if we do not elect to exchange the loan for an equity interest in BPS, we will receive additional interest at an annual rate of 7.5% from inception through maturity as consideration for making the loan. At both June 30, 2012 and December 31, 2011, the balance of this note receivable was $30.0 million.

In December 2010, we provided financing of $40.0 million to China Alliance Properties Limited, a subsidiary of Shanghai Forte Land Co., Ltd (“Forte”). The financing was provided through a collateralized loan that is guaranteed by Forte’s parent company, Fosun International Limited, and has an interest rate of 11% and matures in December 2015. At both June 30, 2012 and December 31, 2011, the balance of the note receivable was $40.0 million.

Credit Quality of Finance Receivables

We generally seek investments in facilities that we believe are critical to each tenant’s business and that we believe have a low risk of tenant defaults. At June 30, 2012 and December 31, 2011, none of the balances of our finance receivables were past due and we had not established any allowances for credit losses. Additionally, there have been no modifications of finance receivables during the six months ended June 30, 2012. We evaluate the credit quality of our tenant receivables utilizing an internal 5-point credit rating scale, with 1 representing the highest credit quality and 5 representing the lowest. The credit quality evaluation of our tenant receivables was last updated in the second quarter of 2012.

A summary of our finance receivables by internal credit quality rating for the periods presented is as follows (dollars in thousands):

	Number of Tenants at		Net Investments in Direct Financing Leases at
Internal Credit Quality Indicator	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
1	1	1	$2,232	$2,225
2	2	3	60,444	85,857
3	8	6	409,375	374,423
4	-	-	-	-
5	-	-	-	-

			$472,051	$462,505

At June 30, 2012 and December 31, 2011, Other assets, net included $2.5 million and $2.0 million, respectively, of accounts receivable related to amounts billed under these direct financing leases.

CPA®:17 – Global 6/30/2012 10-Q — 12

Notes to Consolidated Financial Statements

	Number of Obligors at		Notes Receivable at
Internal Credit Quality Indicator	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
1	1	1	$30,000	$30,000
2	1	1	40,000	40,000
3	-	-	-	-
4	-	-	-	-
5	-	-	-	-

			$70,000	$70,000

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

The following table sets forth our ownership interests in our equity investments in real estate and their respective carrying values at the date indicated. The carrying value of these investments is affected by the timing and nature of distributions (dollars in thousands):

	Ownership Interest	Carrying Value at
Lessee	at June 30, 2012	June 30, 2012	December 31, 2011
C1000 Logistiek Vastgoed B.V. (a) (b)	85%	$83,364	$89,063
U-Haul Moving Partners, Inc. and Mercury Partners, LP (d)	12%	28,506	28,956
Hellweg Die Profi-Baumarkte GmbH & Co. KG (a) (c) (d)	33%	24,594	16,817
Berry Plastics Corporation	50%	18,975	19,411
Tesco plc (a)	49%	17,309	17,923
Eroski Sociedad Cooperativa - Mallorca (a) (d)	30%	9,022	9,158
Dick’s Sporting Goods, Inc.	45%	5,426	5,739

		$187,196	$187,067

(a)	The carrying value of this investment is affected by the impact of fluctuations in the exchange rate of the Euro.
(b)	We acquired our tenancy-in-common interest, under which the entity is under common control by us and our investment partner, in this investment in January 2011.
(c)	In May 2012, we made a contribution of $7.9 million to the investment to repurchase a portion of its outstanding mortgage loan. In connection with the purchase, the entity recognized a net gain on extinguishment of debt of $5.9 million, of which our share was $1.9 million.
(d)	We acquired our interest in this investment from CPA®:14 in May 2011 in connection with the CPA®:14/16 Merger (Note 3).

The following tables present combined summarized financial information of our equity method investment properties. Amounts provided are the total amounts attributable to the investment properties and do not represent our proportionate share (in thousands):

	June 30, 2012	December 31, 2011
Assets	$1,088,357	$1,125,342
Liabilities	(699,811)	(748,312)

Partners’/members’ equity	$388,546	$377,030

CPA®:17 – Global 6/30/2012 10-Q — 13

Notes to Consolidated Financial Statements

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	$32,236	$20,926	$58,854	$28,424
Expenses	(18,066)	(17,117)	(40,184)	(21,887)

Net income from continuing operations	$14,170	$3,809	$18,670	$6,537

Net income attributable to equity method investments	$14,170	$3,809	$18,670	$6,537

We recognized income from equity investments in real estate of $3.9 million and $0.9 million for the three months ended June 30, 2012 and 2011, respectively, and $4.3 million and $2.7 million for the six months ended June 30, 2012 and 2011, respectively. Income from equity investments in real estate represents our proportionate share of the income or losses of these investments as well as certain depreciation and amortization adjustments related to other-than-temporary impairment charges and basis differentials from acquisitions of certain investments.

Note 7. Intangible Assets and Liabilities

In connection with our acquisition of properties through June 30, 2012, we have recorded net lease intangibles of $374.3 million, which are being amortized over periods ranging from one year to 40 years. In-place lease, tenant relationship, and above-market rent intangibles are included in Intangible assets, net in the consolidated financial statements. Below-market rent intangibles are included in Prepaid and deferred rental income and security deposits in the consolidated financial statements.

In connection with our investment activity during the six months ended June 30, 2012, we have recorded intangibles of $47.5 million with a weighted-average life of 11.6 years comprised as follows (in thousands):

	Weighted-Average Life	Amount
Amortizable Intangible Assets
Lease intangibles:
In-place lease	14.6	$60,923
Above-market rent	15.1	483

Total intangible assets		$61,406

Amortizable Below-Market Rent Intangible Liabilities
Below-market rent	25.1	$(13,887)

		$(13,887)

Intangible assets and liabilities are summarized as follows (in thousands):

	June 30, 2012	December 31, 2011
Amortizable Intangible Assets
Lease intangibles:
In-place lease	$343,080	$286,913
Tenant relationship	12,948	13,102
Above-market rent	58,451	58,788
Less: accumulated amortization	(38,546)	(24,666)

Total intangible assets	$375,933	$334,137

Amortizable Below-Market Rent Intangible Liabilities
Below-market rent	$(40,220)	$(26,809)
Less: accumulated amortization	2,140	1,187

	$(38,080)	$(25,622)

Net amortization of intangibles, including the effect of foreign currency translation, was $7.1 million and $3.4 million for the three months ended June 30, 2012 and 2011, respectively, and $13.2 million and $6.7 million for the six months ended June 30, 2012 and 2011, respectively. Amortization of below-market and above-market rent intangibles is recorded as an adjustment to Lease revenues, while amortization of in-place lease and tenant relationship intangibles is included in Depreciation and amortization.

CPA®:17 – Global 6/30/2012 10-Q — 14

Notes to Consolidated Financial Statements

Based on the intangible assets and liabilities recorded at June 30, 2012, scheduled annual net amortization of intangibles for each of the next five years and thereafter is as follows (in thousands):

Years Ending December 31,	Total
2012 (remainder)	$13,487
2013	25,227
2014	22,214
2015	20,835
2016	20,294
Thereafter	235,796

Total	$337,853

Note 8. Fair Value Measurements

Under current authoritative accounting guidance for fair value measurements, the fair value of an asset is defined as the exit price, which is the amount that would either be received when an asset is sold or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance establishes a three-tier fair value hierarchy based on the inputs used in measuring fair value. These tiers are: Level 1, for which quoted market prices for identical instruments are available in active markets, such as money market funds, equity securities and U.S. Treasury securities; Level 2, for which there are inputs other than quoted prices included within Level 1 that are observable for the instrument, such as certain derivative instruments including an interest rate cap and swaps; and Level 3, for securities and other derivative assets that do not fall into Level 1 or Level 2 and for which little or no market data exists, therefore requiring us to develop our own assumptions.

Items Measured at Fair Value on a Recurring Basis

The methods and assumptions described below were used to estimate the fair value of each class of financial instrument:

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

CPA®:17 – Global 6/30/2012 10-Q — 15

Notes to Consolidated Financial Statements

The following tables set forth our assets and liabilities that were accounted for at fair value on a recurring basis. Assets and liabilities presented below exclude assets and liabilities owned by equity method investments (in thousands):

		Fair Value Measurements at June 30, 2012 Using:
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Derivative assets	$14,208	$-	$14,208	$-
Money market funds	10,295	10,295	-	-
Other derivative assets	1,419	-	-	1,419

Total	$25,922	$10,295	$14,208	$1,419

Liabilities:
Derivative liabilities	$(14,765)	$-	$(14,765)	$-

Total	$(14,765)	$-	$(14,765)	$-

		Fair Value Measurements at December 31, 2011 Using:
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Derivative assets	$10,945	$-	$10,945	$-
Money market funds	5,997	5,997	-	-
Other derivative assets	1,419	-	-	1,419

Total	$18,361	$5,997	$10,945	$1,419

Liabilities:
Derivative liabilities	$(8,682)	$-	$(8,682)	$-

Total	$(8,682)	$-	$(8,682)	$-

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3 Only) Other Derivative Assets
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Beginning balance	$1,419	$-	$1,419	$-
Total gains or losses (realized and unrealized):
Included in earnings	-	66	-	66
Purchases	-	1,617	-	1,617

Ending balance	$1,419	$1,683	$1,419	$1,683

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$-	$66	$-	$66

We did not have any transfers into or out of Level 1, Level 2 and Level 3 measurements during the three and six months ended June 30, 2012 and 2011. Gains and losses (realized and unrealized) included in earnings are reported in Other income and (expenses) in the consolidated financial statements.

CPA®:17 – Global 6/30/2012 10-Q — 16

Notes to Consolidated Financial Statements

Our other financial instruments had the following carrying values and fair values as of the dates shown (in thousands):

		June 30, 2012		December 31, 2011
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt (a)	3	$1,276,174	$1,309,329	$1,154,254	$1,184,309
Notes receivable (a)	3	70,000	75,134	70,000	71,297
CMBS (b)	3	2,028	3,392	3,777	6,701
Other securities (c)	3	8,301	10,800	1,230	1,230

(a)	We determined the estimated fair value of our debt and notes receivable instruments using a discounted cash flow model with rates that take into account the credit of the tenants and interest rate risk. We also considered the value of the underlying collateral taking into account the quality of the collateral, the credit quality of the company, the time until maturity and the current interest rate.
(b)	The carrying value of our commercial mortgage-backed securities (“CMBS”) represents historical cost, as we have deemed these securities to be held-to-maturity, and is inclusive of impairment charges recognized during 2012 and 2009. There were no purchases or sales during the six months ended June 30, 2012.
(c)	During June 2012, we acquired equity securities in a warehouse and logistics company for a total cost of $7.1 million, representing a follow-on transaction of our $1.2 million investment that we made during 2011.

Items Measured at Fair Value on a Non-Recurring Basis

We perform an assessment, when required, of the value of certain of our real estate investments in accordance with current authoritative accounting guidance. As part of that assessment, we determine the valuation of these assets using widely accepted valuation techniques, including expected discounted cash flows or an income capitalization approach, which considers prevailing market capitalization rates. We review each investment based on the highest and best use of the investment and market participation assumptions. We determined that the significant inputs used to value these investments fall within Level 3. As a result of our assessments, we did not recognize any impairment charges on our real estate investments during the six months ended June 30, 2012 or 2011. The valuation of real estate is subject to significant judgment and actual results may differ materially if market conditions or the underlying assumptions change.

The following table presents information about our other assets that were measured on a fair value. All of the impairment charges were measured using unobservable inputs (Level 3) and were recorded based on market conditions and assumptions that existed at the time (in thousands):

	Three Months Ended June 30, 2012		Three Months Ended June 30, 2011
Impairment Charges From Continuing Operations	Total Fair Value Measurements	Total Impairment Charges	Total Fair Value Measurements	Total Impairment Charges
CMBS	$-	$-	$-	$-

	Six Months Ended June 30, 2012		Six Months Ended June 30, 2011
Impairment Charges From Continuing Operations	Total Fair Value Measurements	Total Impairment Charges	Total Fair Value Measurements	Total Impairment Charges
CMBS	$-	$2,019	$-	$-

CMBS

During the first quarter of 2012, we incurred other-than-temporary impairment charges on our CMBS portfolio totaling $2.0 million to reduce the carrying values of three CMBS tranches to zero as a result of non-performance and the advisor’s assessment that the likelihood of receiving further interest payments or return of principal is remote.

CPA®:17 – Global 6/30/2012 10-Q — 17

Notes to Consolidated Financial Statements

Note 9. Risk Management and Use of Derivative Financial Instruments

Risk Management

In the normal course of our ongoing business operations, we encounter economic risk. There are three main components of economic risk: interest rate risk, credit risk and market risk. We are primarily subject to interest rate risk on our interest-bearing assets and liabilities. Credit risk is the risk of default on our operations and tenants’ inability or unwillingness to make contractually required payments. Market risk includes changes in the value of our properties and related loans as well as changes in the value of our other investments due to changes in interest rates or other market factors. In addition, we own investments in the European Union and are subject to the risks associated with changing foreign currency exchange rates.

Use of Derivative Financial Instruments

When we use derivative instruments, it is generally to reduce our exposure to fluctuations in interest rates and foreign currency exchange rate movements. We have not entered, and do not plan to enter, into financial instruments for trading or speculative purposes. In addition to derivative instruments that we entered into on our own behalf, we may also be a party to derivative instruments that are embedded in other contracts, and we may own common stock warrants, granted to us by lessees when structuring lease transactions, which are considered to be derivative instruments. The primary risks related to our use of derivative instruments are that a counterparty to a hedging arrangement could default on its obligation or that the credit quality of the counterparty may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction. While we seek to mitigate these risks by entering into hedging arrangements with counterparties that are large financial institutions that we deem to be creditworthy, it is possible that our hedging transactions, which are intended to limit losses, could adversely affect our earnings. Furthermore, if we terminate a hedging arrangement, we may be obligated to pay certain costs, such as transaction or breakage fees. We have established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities.

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

CPA®:17 – Global 6/30/2012 10-Q — 18

Notes to Consolidated Financial Statements

The following table sets forth certain information regarding our derivative instruments for the periods presented (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
		June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Foreign currency forwards	Other assets, net	$8,299	$5,206	-	-
Foreign currency collars	Other assets, net	5,900	5,657	-	-
Interest rate cap	Other assets, net	9	80	-	-
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	-	-	$(14,765)	$(8,682)

Derivatives Not Designated as Hedging Instruments
Stock warrants	Other assets, net	1,419	1,419	-	-
Put options	Other assets, net	-	224	-	-
Put options	Accounts payable,
	accrued expenses and
	other liabilities	-	-	-	(224)

Total derivatives		$15,627	$12,586	$(14,765)	$(8,906)

The following tables present the impact of derivative instruments on the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships	2012	2011	2012	2011
Foreign currency forwards	$2,771	$(32)	$1,508	$(32)
Foreign currency collars	2,411	-	(206)	-
Interest rate cap (a)	198	(306)	334	(253)
Put options	-	(63)	192	(63)
Interest rate swaps	(5,635)	(816)	(6,329)	(273)

Derivatives in Net Investment Hedging Relationships (b)
Foreign currency forward	2,928	(1,669)	1,585	(9,247)

Total	$2,673	$(2,886)	$(2,916)	$(9,868)

	Amount of Gain (Loss) Reclassified from OCI into Income (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships	2012	2011	2012	2011
Foreign currency collars (c)	$829	$-	$1,447	$-
Foreign currency forwards (c)	-	-	138	-
Interest rate cap	(223)	(97)	(406)	(176)
Interest rate swaps	(675)	(293)	(1,369)	(575)

Total	$(69)	$(390)	$(190)	$(751)

(a)	Includes gains attributable to noncontrolling interests of less than $0.1 million and $0.2 million for the three and six months ended June 30, 2012 and losses totaling $0.1 million for each of the three and six months ended June 30, 2011.
(b)	The effective portion of the change in fair value and the settlement of these contracts are reported in the foreign currency translation adjustment section of Other comprehensive income until the underlying investment is sold, at which time we reclassify the gain or loss to earnings.

CPA®:17 – Global 6/30/2012 10-Q — 19

Notes to Consolidated Financial Statements

(c)	Gains (losses) reclassified from Other comprehensive income into income for contracts and collars that have matured are included in Other income and (expenses).

		Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives Not in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended June 30,		Six Months Ended June 30,
		2012	2011	2012	2011
Interest rate swap (a)	Interest expense	$52	-	$23	-
Foreign currency put options	Other income and (expenses)	-	-	(2)	-
Stock warrants	Other income and (expenses)	-	$66	-	$66

Total		$52	$66	$21	$66

(a)	Relates to the ineffective portion of the hedging relationship.

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

The interest rate swaps and caps that we had outstanding on our consolidated investments at June 30, 2012 were designated as cash flow hedges and are summarized as follows (dollars in thousands):

		Notional	Effective	Effective	Expiration	Fair Value at
	Type	Amount	Interest Rate	Date	Date	June 30, 2012
6-Month Euro Interbank Offered Rate (“Euribor”) (a)	“Pay-fixed” swap	$206,594	4.2%	9/2011	9/2016	$(7,211)
3-Month London Interbank Offered Rate (“LIBOR”) (b)	Interest rate cap	121,012	N/A	8/2009	8/2014	9
1-Month LIBOR	“Pay-fixed” swap	92,400	3.9%	2/2012	2/2017	(2,158)
3-Month LIBOR	“Pay-fixed” swap	26,000	6.6%	1/2010	12/2019	(3,694)
1-Month LIBOR	“Pay-fixed” swap	9,000	5.0%	3/2012	3/2022	(409)
3-Month Euribor (a)	“Pay-fixed” swap	7,429	5.8%	7/2010	11/2017	(496)
1-Month LIBOR	“Pay-fixed” swap	4,510	4.6%	6/2012	7/2022	(101)
1-Month LIBOR	“Pay-fixed” swap	4,168	6.0%	1/2011	1/2021	(537)
3-Month Euribor (a)	“Pay-fixed” swap	4,885	4.3%	6/2012	5/2017	(82)
1-Month LIBOR	“Pay-fixed” swap	1,600	4.8%	12/2011	12/2021	(77)

						$(14,756)

(a)	Amounts are based upon the applicable exchange rate of the Euro at June 30, 2012.
(b)	The applicable interest rate of the related debt was 2.97%, which was below the interest rate of the cap of 4.0% at June 30, 2012. Inclusive of noncontrolling interests are the notional amount and fair value of the swap of $54.5 million and less than $0.1 million, respectively.

CPA®:17 – Global 6/30/2012 10-Q — 20

Notes to Consolidated Financial Statements

Foreign Currency Contracts

We are exposed to foreign currency exchange rate movements, primarily in the Euro and, to a lesser extent, the British Pound Sterling. We manage foreign currency exchange rate movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the same currency. This reduces our overall exposure to the actual equity that we have invested and the equity portion of our cash flow. However, we are subject to foreign currency exchange rate movements to the extent of the difference in the timing and amount of the rental obligation and the debt service. We may also face challenges with repatriating cash from our foreign investments. We may encounter instances where it is difficult to repatriate cash because of jurisdictional restrictions or because repatriating cash may result in current or future tax liabilities. Realized and unrealized gains and losses recognized in earnings related to foreign currency transactions are included in Other income and (expenses) in the consolidated financial statements.

In order to hedge certain of our foreign currency cash flow exposures, we enter into foreign currency forward contracts and collars. A foreign currency forward contract is a commitment to deliver a certain amount of currency at a certain price on a specific date in the future. By entering into forward contracts, we are locked into a future currency exchange rate for the term of the contract. A foreign currency collar consists of a written call option and a purchased put option to sell the foreign currency. These instruments guarantee that the exchange rate will not fluctuate beyond the range of the options’ strike prices.

The following table presents the foreign currency derivative contracts we had outstanding and their designations at June 30, 2012 (dollars in thousands, except strike price):

Type	Notional Amount (a)	Strike Price	Effective Date	Expiration Date	Fair Value at June 30, 2012
Designated as Cash Flow Hedging Instruments
Forward contracts	$71,317	$1.28 - 1.29	5/2012	12/2014 - 6/2017	$483
Collars (b)	57,239	1.40 - 1.44	9/2011	9/2012 - 9/2014	5,900
Forward contracts	56,601	1.39	7/2011	7/2013	5,202
Forward contracts	45,919	1.34 - 1.35	9/2011	9/2012 - 3/2015	2,614

	$231,076				$14,199

(a)	Amounts are based upon the exchange rate of the Euro at June 30, 2012.
(b)	At inception, these collars were not designated as hedging instruments because their fair values were in a net liability position at the onset of the trade. In October 2011, we designated these collars as hedging instruments because their fair values increased into a net asset position due to the depreciation of the Euro relative to the U.S. Dollar.

Stock Warrants

As part of the purchase of an interest in Hellweg 2 from CPA®:14 in May 2011, we acquired warrants from CPA®:14, which were granted by Hellweg 2 to CPA®:14, for a total cost of $1.6 million, which is based on the fair value of the warrants on the date of acquisition. These warrants give us participation rights to any distributions made by Hellweg 2. In addition, we are entitled to a cash distribution that equals a certain percentage of the liquidity event price of Hellweg 2, should a liquidity event occur. These warrants are defined as derivative instruments because they are readily convertible to cash and provide for net settlement upon conversion.

Embedded Credit Derivative

An unconsolidated investment in which we acquired an interest from CPA®:14 in May 2011 and accounted for as an equity method investment obtained non-recourse mortgage financing, for which the interest rate has both fixed and variable components. In connection with providing the financing, the lender entered into an interest rate swap agreement on its own behalf through which the fixed interest rate component on the financing was converted into a variable interest rate instrument. Through this investment, we have the right, at our sole discretion, to prepay this debt at any time and to participate in any realized gain or loss on the interest rate swap at that time. This participation right is deemed to be an embedded credit derivative. Based on the valuation obtained at June 30, 2012 and including the effect of foreign currency translation, this embedded credit derivative had a fair value of zero and generated an unrealized loss of less than $0.1 million for the three and six months ended June 30, 2012. Amounts provided are the total amounts attributable to the investment and do not represent our proportionate share. Changes in the fair value of the embedded credit derivative are recognized in this investment’s earnings.

CPA®:17 – Global 6/30/2012 10-Q — 21

Notes to Consolidated Financial Statements

Other

Amounts reported in Other comprehensive income related to interest rate swaps will be reclassified to interest expense as interest payments are made on our variable-rate debt. Amounts reported in Other comprehensive income related to foreign currency contracts will be reclassified to Other income and (expenses) when the hedged foreign currency proceeds from foreign operations are repatriated to the U.S. At June 30, 2012, we estimate that an additional $5.7 million, inclusive of amounts attributable to noncontrolling interests of $0.5 million, and $3.1 million will be reclassified as interest expense and other income, respectively, during the next twelve months.

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of collateral received, if any. No collateral was received as of June 30, 2012. At June 30, 2012, our total credit exposure and the maximum exposure to any single counterparty was $11.4 million, inclusive of noncontrolling interest.

Some of the agreements we have with our derivative counterparties contain certain credit contingent provisions that could result in a declaration of default against us regarding our derivative obligations if we either default or are capable of being declared in default on certain of our indebtedness. At June 30, 2012, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives that were in a net liability position was $15.0 million and $9.0 million at June 30, 2012 and December 31, 2011, respectively, which included accrued interest and any adjustment for nonperformance risk. If we had breached any of these provisions at either June 30, 2012 or December 31, 2011, we could have been required to settle our obligations under these agreements at their aggregate termination value of $16.4 million or $9.7 million, respectively.

Portfolio Concentration Risk

Concentrations of credit risk arise when a group of tenants is engaged in similar business activities or is subject to similar economic risks or conditions that could cause them to default on their lease obligations to us. We regularly monitor our portfolio to assess potential concentrations of credit risk. While we believe our portfolio is reasonably well diversified, it does contain concentrations in excess of 10%, based on the percentage of our annualized contractual minimum base rent for the second quarter of 2012, in certain areas, as shown in the table below. The percentages in the table below represent our directly-owned real estate properties and do not include our pro rata share of equity investments.

CPA®:17 – Global 6/30/2012 10-Q — 22

Notes to Consolidated Financial Statements

June 30, 2012
Region:
New York	13%
Other U.S.	48%

Total U.S.	61%

Italy	13%
Croatia	10%
Other Europe	16%

Total Europe	39%

Total	100%

Asset Type:
Office	31%
Warehouse/Distribution	29%
Retail	26%
Industrial	13%
All other	1%

Total	100%

Tenant Industry:
Retail	24%
Media – Printing & Publishing	17%
Grocery	14%
All other	45%

Total	100%

Guarantor/Tenant:
Metro AG (Europe)	13%
New York Times Company (U.S.)	12%
Agrokor d.d (Croatia)	10%

There were no significant concentrations, individually or in the aggregate, related to our unconsolidated jointly-owned investments.

Note 10. Non-Recourse and Limited-Recourse Debt

During the six months ended June 30, 2012, we obtained non-recourse mortgage financing totaling $142.5 million at a weighted-average annual interest rate and term of 4.3% and 6.6 years, respectively. Of the total:

•	$92.4 million of non-recourse financing was related to the BCBS investment acquired during 2012;

•	$45.2 million of non-recourse financing was related to four domestic investments acquired during 2011; and

•	$4.9 million of non-recourse financing was related to a Polish investment acquired in 2011, based on the exchange rate of the Euro on the date of the financing.

Non-recourse and limited-recourse debt consists of mortgage notes payable, which are collateralized by an assignment of real property and direct financing leases, with an aggregate carrying value of approximately $1.9 billion at June 30, 2012. At June 30, 2012, our mortgage notes payable bore interest at fixed annual rates ranging from 3.6% to 8.0% and variable effective annual rates ranging from 3.0% to 6.6%, with maturity dates ranging from 2012 to 2031.

CPA®:17 – Global 6/30/2012 10-Q — 23

Notes to Consolidated Financial Statements

Scheduled debt principal payments during each of the next five calendar years following June 30, 2012 and thereafter are as follows (in thousands):

Years Ending December 31,	Total
2012 (remainder)	$12,903
2013	32,729
2014	30,334
2015	62,637
2016	280,151
Thereafter through 2031	858,233

1,276,987
Unamortized discount, net (a)	(813)

Total	$1,276,174

(a)	Represents the unamortized discount on two notes.

Certain amounts in the table above are based on the applicable foreign currency exchange rate at June 30, 2012. Additionally, due to the strengthening of the U.S. dollar relative to foreign currencies, Non-recourse and limited-recourse debt decreased by $11.7 million from December 31, 2011 to June 30, 2012.

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

We account for uncertain tax positions in accordance with current authoritative accounting guidance. At June 30, 2012 and December 31, 2011, we had unrecognized tax benefits of $0.4 million and $0.6 million, respectively, that, if recognized, would have a favorable impact on our effective income tax rate in future periods. We recognize interest and penalties related to uncertain tax positions in income tax expense. At both June 30, 2012 and December 31, 2011, we had less than $0.1 million of accrued interest related to uncertain tax positions.

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

CPA®:17 – Global 6/30/2012 10-Q — 24

Notes to Consolidated Financial Statements

The results of operations for properties that are held for sale or have been sold are reflected in the consolidated financial statements as discontinued operations for all periods presented and are summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	$-	$284	$108	$673
Expenses	(3)	(272)	(23)	(263)
Gain on sale of real estate	-	787	740	787

(Loss) income from discontinued operations	$(3)	$799	$825	$1,197

2012 — During the three months ended March 31, 2012, we sold 12 domestic properties for a total cost of $12.7 million, net of selling costs, and recognized a net gain on the sales of the properties totaling $0.7 million.

2011 — In June 2011, we sold two Canadian properties for $19.8 million, net of selling costs, and recognized a net gain on the sale of $0.8 million. Amounts are based on the exchange rate of the Canadian dollar on the date of the sale.

CPA®:17 – Global 6/30/2012 10-Q — 25

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

Business Overview

We are a publicly owned, non-listed REIT that invests primarily in commercial properties leased to companies domestically and internationally. As opportunities arise, we also make other types of commercial real estate related investments. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions and other factors. We earn revenue principally by leasing the properties we own to single corporate tenants, primarily on a triple-net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, contractual rent adjustments, tenant defaults and sales of properties. We were formed in 2007 and are managed by the advisor. We hold substantially all of our assets and conduct substantially all of our business through our operating partnership. We are the general partner of, and own 99.985% of the interests in, the operating partnership. The remaining 0.015% interest in the Operating Partnership is held by a subsidiary of WPC.

Financial Highlights

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Total revenues	$68,721	$44,878	$134,525	$87,036
Net income attributable to CPA®:17 – Global shareholders	14,266	12,847	25,389	25,278
Cash flow from operating activities			80,026	45,713

Distributions paid	35,106	24,233	67,393	45,753

Supplemental financial measures:
Modified funds from operations	30,948	24,390	59,646	45,587
Adjusted cash flow from operating activities			72,284	43,057

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

Total revenues and Cash flow from operating activities increased during the current year period as compared to the same periods in 2011, primarily reflecting our investment activity during 2012 and 2011.

Net income attributable to CPA®:17 – Global shareholders increased for the three months ended June 30, 2012 as compared to the same period in 2011, primarily as a result of our investment activity during 2012 and 2011. Net income attributable to CPA®:17 – Global shareholders was flat for the six months ended June 30, 2012 as compared to the same period in 2011, primarily due to increases in expenses reflecting our investment activity during 2012 and 2011.

For the three and six months ended June 30, 2012 as compared to the same periods in 2011, our MFFO supplemental measure increased, primarily as a result of our investment activity during 2012 and 2011.

For the six months ended June 30, 2012 as compared to the same periods in 2011, our ACFO supplemental measure increased, primarily as a result of our investment activity during 2012 and 2011.

CPA®:17 – Global 6/30/2012 10-Q — 26

Our daily cash distribution for the second quarter of 2012 was $0.0017857 per share, or $0.65 per share on an annualized basis; and was paid on July 16, 2012 to shareholders of record on each day during the second quarter. Our board of directors has declared that our daily cash distribution for the third quarter of 2012 will be $0.0017663 per share, or $0.65 per share on an annualized basis. The daily distributions for the third quarter of 2012 will be paid in aggregate on or about October 15, 2012 to shareholders of record on each day during the third quarter.

Changes in Management

On July 17, 2012, WPC announced that Mark J. DeCesaris had informed it of his intention to resign as our Chief Financial Officer, as Chief Financial Officer of Corporate Property Associates 15 Incorporated, Corporate Property Associates 16 – Global Incorporated, and Carey Watermark Investors Incorporated and as Chief Financial Officer of WPC. Mr. DeCesaris plans to remain in those positions, maintaining his responsibilities and assisting in the recruitment of a new Chief Financial Officer, until the transition of his duties is complete. WPC’s board of directors also appointed Mr. DeCesaris to serve as a director, effective as of July 17, 2012.

Current Trends

General Economic Environment

We are impacted by macro-economic environmental factors, the capital markets, and general conditions in the commercial real estate market, both in the U.S. and globally. Economic conditions in the U.S. continue to show some signs of stabilization, while the economic outlook in Europe remains uncertain. It is not possible to predict with certainty the outcome of these trends. Nevertheless, our views of the effects of the current financial and economic trends on our business, as well as our response to those trends, are presented below.

Foreign Exchange Rates

We have foreign investments and, as a result, are impacted by fluctuations in foreign currency exchange rates. Our results of foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to foreign currencies. For the six months ended June 30, 2012, our revenue denominated in the Euro currency was $39.2 million. International investments carried on our balance sheet are marked to the spot exchange rate as of the balance sheet date. The U.S. dollar strengthened at June 30, 2012 versus the spot rate at December 31, 2011. The Euro/U.S. dollar exchange rate at June 30, 2012 was $1.2578, a 2.9% decrease from the December 31, 2011 rate of $1.2950. This strengthening had an unfavorable impact on our balance sheet at June 30, 2012 as compared to our balance sheet at December 31, 2011.

The operational impact of currency fluctuations on our international investments is measured throughout the year. Due to the decline of the Euro to the U.S. dollar, the average rate we utilized to measure these operations decreased by 7.5% during the six months ended June 30, 2012 versus the same period in 2011. This decrease had an unfavorable impact on our results of operations in the current year period as compared to the prior year period.

Capital Markets

Domestically, new issuances of CMBS debt and increasing capital inflows to both commercial real estate debt and equity markets helped increase the availability of mortgage financing and sustained transaction volume during the past few quarters. We continue to observe that the cost for domestic debt remains in check while events in the Euro-zone have impacted the price and availability of financing and have affected global commercial real estate capitalization rates, which vary depending on a variety of factors, including asset quality, tenant credit quality, geography and lease term.

Investment Opportunities

Our ability to complete investments fluctuates based on the pricing and availability of both transactions and financing, among other factors.

We continue to see investment opportunities that we believe will allow us to enter into transactions on favorable terms. Although capitalization rates continue to vary widely, we believe that the investment environment remains attractive and that we will be able to achieve attractive risk-adjusted returns. We have benefited from commercial de-leveraging and recent new construction activity that has provided attractive investment opportunities for net lease investors such as ourselves. While the investment community continues to remain risk averse, we have experienced increased competition for investments, both domestically and internationally. We believe

CPA®:17 – Global 6/30/2012 10-Q — 27

this is because the net lease financing market is perceived as a relatively conservative investment vehicle, and further capital inflows into the marketplace could put additional pressure on the returns that we can generate from our investments and our willingness and ability to execute transactions. In addition, we expect to continue to expand our ability to source deals in new markets.

We entered into investments totaling approximately $242.2 million during the six months ended June 30, 2012, a decrease of $272.6 million over the prior year period, and based on current conditions we expect that we will be able to continue to take advantage of the investment opportunities we are seeing in both the U.S. and internationally through the near term. International investments comprised 11% (on a pro rata basis) of total investments structured during the six months ended June 30, 2012. While international activity fluctuates from quarter to quarter, we currently expect that such transactions will continue to form a significant portion of our investments, although the relative portion of international investments in any given period will vary.

We calculate net operating income for each investment we make as the rent that we receive from a tenant, less debt service for any financing obtained for our investment in such property. The capitalization rate for an investment is a function of the purchase price that we are willing to pay for an investment, the rent that the tenant is willing to pay and the risk we are willing to assume. In our target markets, we have recently seen capitalization rates in the U.S. ranging from 6.25% to 11.0% and in Europe ranging from 6.5% to 12.0%. The variability is due largely to the quality of the underlying assets, tenant credit quality, and the terms of the leases and their geographic markets. Additionally, we have observed that capitalization rates for commoditized transactions are within the lower end of these ranges while the higher end is comprised of off-market deals requiring specialized knowledge.

Financing Conditions

We are impacted by the cost and availability of financing. Despite the recent stabilization in the U.S. credit and real estate financing markets, the ongoing sovereign debt issues in Europe have had the impact of increasing the cost of debt in certain international markets and made it more challenging for us to obtain debt for certain international deals. During the six months ended June 30, 2012, we obtained non-recourse mortgage financing totaling $142.5 million.

Real Estate Sector

As noted above, the commercial real estate market is impacted by a variety of macro-economic factors, including but not limited to growth in gross domestic product, unemployment, interest rates, inflation, and demographics. These fundamentals remain at risk of deteriorating further in Europe, which may result in higher vacancies, lower rental rates, and lower demand for vacant space in future periods related to international properties. We are chiefly affected by changes in the appraised values of our properties, tenant defaults, inflation, lease expirations, and occupancy rates.

Credit Quality of Tenants

As a net lease investor, we are exposed to credit risk within our tenant portfolio, which can reduce our results of operations and cash flow from operations if our tenants are unable to pay their rent. Tenants experiencing financial difficulties may become delinquent on their rent and/or default on their leases and, if they file for bankruptcy protection, may reject our lease in bankruptcy court, resulting in reduced cash flow, which may negatively impact net asset values (“NAV”) and require us to incur impairment charges. Even where a default has not occurred and a tenant is continuing to make the required lease payments, we may restructure or renew leases on less favorable terms, or the tenant’s credit profile may deteriorate, which could affect the value of the leased asset and could in turn require us to incur impairment charges.

Despite the stabilization in domestic general business conditions over the past few quarters, which had a favorable impact on the overall credit quality of our tenants, we believe that there still remain significant risks to an economic recovery in the Euro-zone and its impact on the global economy. As of the date of this Report, we have no significant exposure to tenants operating under bankruptcy protection. It is possible, however, that tenants may file for bankruptcy or default on their leases in the future and that economic conditions may again deteriorate.

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

CPA®:17 – Global 6/30/2012 10-Q — 28

Inflation

Inflation impacts our lease revenues because our leases generally have rent adjustments that are either fixed or based on formulas indexed to changes in the Consumer Price Index (“CPI”) or other similar indices for the jurisdiction in which the property is located. Because these rent adjustments may be calculated based on changes in the CPI over a multi-year period, changes in inflation rates can have a delayed impact on our results of operations. We have seen modest inflation in the U.S. during the past quarter that may favorably affect rents in our portfolio in coming years.

Lease Expirations and Occupancy

Our leases are in their early stages, with no significant leases scheduled to expire or renew in the near term. The advisor actively manages our real estate portfolio and generally begins discussing options with tenants in advance of scheduled lease expirations. In certain cases, we may obtain lease renewals from our tenants; however, tenants may elect to move out at the end of their term or may elect to exercise purchase options, if any, in their leases. In cases where tenants elect not to renew, we may seek replacement tenants or try to sell the property. Our investments were fully occupied at both June 30, 2012 and December 31, 2011, reflecting a portfolio of primarily new tenants.

Investor Capital Inflows

We are currently in our offering period and our ability to acquire assets and maintain portfolio diversification depends on our ability to raise funds.

Industry analysts have reported that during the second quarter, investor capital inflows for non-listed REITs overall declined 8.5% compared to the prior quarter. However, during the first and second quarters of 2012, we raised $176.7 million and $186.0 million, respectively, reflecting an increase of 5.3%. Since inception through the termination of our initial public offering on April 7, 2011, we raised a total of more than $1.5 billion. From the beginning of our follow-on offering on April 7, 2011 through June 30, 2012, we have raised $781.3 million.

Results of Operations

The results of operations presented below for the three and six months ended June 30, 2012 are not expected to be representative of future results because we anticipate that our asset base will increase as we continue to invest capital. As our asset base increases, we expect that property-related revenues and expenses, as well as general and administrative expenses and other revenues and expenses, will increase.

We are dependent upon proceeds received from our follow-on offering to conduct our proposed activities. The capital required to make investments will be obtained from the follow-on offering and from any mortgage indebtedness that we may incur in connection with our investment activity.

The following table presents the components of our lease revenues (in thousands):

	Six Months Ended June 30,
	2012	2011
Rental income	$82,965	$56,008
Interest income from direct financing leases	26,814	23,557

	$109,779	$79,565

CPA®:17 – Global 6/30/2012 10-Q — 29

The following table sets forth the net lease revenues (i.e., rental income and interest income from direct financing leases) that we earned from lease obligations through our direct ownership of real estate (in thousands):

	Six Months Ended June 30,
Lessee (Date Acquired or Placed in Service)	2012	2011
Metro Cash & Carry Italia S.p.A. (9/2011) (a)	$14,677	$-
The New York Times Company (3/2009) (b)	13,697	14,024
Agrokor d.d. (11/2011, 12/2010, 4/2010) (a)	9,630	7,886
General Parts Inc., Golden State Supply LLC, Straus-Frank Enterprises LLC, General Parts Distribution LLC and Worldpac Inc., collectively “CARQUEST” (12/2010)	9,604	9,603
Blue Cross and Blue Shield of Minnesota, Inc. (1/2012)	6,311	-
Eroski Sociedad Cooperativa (6/2010, 2/2010, 12/2009) (a)	5,149	5,464
Terminal Freezers, LLC (1/2011)	5,048	5,230
DTS Distribuidora de Television Digital SA (12/2010) (a)	4,416	4,629
LifeTime Fitness, Inc. (9/2008)	3,408	3,407
Flanders Corporation (12/2011, 4/2011)	3,155	1,366
Flint River Services, LLC (11/2010)	2,532	2,533
Angelica Corporation (3/2010)	2,516	2,490
Frontier Spinning Mills, Inc. (12/2008) (b)	2,274	2,244
The Sun Products Corp (9/2011)	2,251	-
McKesson Corporation (formerly US Oncology, Inc.) (12/2009)	2,094	2,094
Other (a) (b)	23,017	18,595

	$109,779	$79,565

(a)	Amounts are subject to fluctuations in foreign currency exchange rates. The average conversion rate for the U.S. dollar in relation to the Euro during the six months ended June 30, 2012 decreased by approximately 7.5% in comparison to the same period in 2011, resulting in a negative impact on lease revenues for our Euro-denominated investments in the current year period.
(b)	These revenues are generated in consolidated investments, generally with our affiliates, and on a combined basis, include revenues applicable to noncontrolling interests totaling $8.2 million and $8.3 million for the six months ended June 30, 2012 and 2011, respectively.

We recognize income from equity investments in real estate, of which lease revenues are a significant component. The following table sets forth the net lease revenues earned by these investments from both continuing and discontinued operations. Amounts provided are the total amounts attributable to the investments and do not represent our proportionate share (dollars in thousands):

	Ownership Interest at June 30, 2012	Six Months Ended June 30,
Lessee (Date Acquired)		2012	2011
Hellweg Die Profi-Baumarkte GmbH & Co. KG (5/2011) (a)	33%	$17,352	$6,313
U-Haul Moving Partners, Inc. and Mercury Partners, LP (5/2011)	12%	16,154	5,362
C1000 Logistiek Vastgoed B.V. (1/2011) (a)	85%	7,261	7,052
Tesco plc (7/2009) (a)	49%	3,617	3,847
Berry Plastics Corporation (12/2007) (b)	50%	3,498	3,286
Dick’s Sporting Goods, Inc. (5/2011)	45%	1,650	541
Eroski Sociedad Cooperativa – Mallorca (6/2010) (a)	30%	1,508	1,629

		$51,040	$28,030

(a)	Amounts are subject to fluctuations in foreign currency exchange rates. The average conversion rate for the U.S. dollar in relation to the Euro during the six months ended June 30, 2012 decreased by approximately 7.5% in comparison to the same period in 2011, resulting in a negative impact on lease revenues for our Euro-denominated investments in the current year period.
(b)	We also consolidate an investment with one of our affiliates that leases another property to this lessee.

CPA®:17 – Global 6/30/2012 10-Q — 30

Lease Revenues

As of June 30, 2012, 51% of our net leases, based on annualized contractual minimum base rent, provide for adjustments based on formulas indexed to changes in the CPI, or other similar indices for the jurisdiction in which the property is located, some of which have caps and/or floors. In addition, 43% of our net leases on that same basis have fixed rent adjustments with contractual minimum base rent scheduled to increase by an average of 1% in the next twelve months. We own international investments and, therefore, lease revenues from these investments are subject to fluctuations in exchange rate movements in foreign currencies, primarily the Euro.

During the three months ended June 30, 2012, we modified four leases with existing tenants totaling approximately 1.5 million square feet of leased space. The average new rent for these leases was $4.93 per square foot and the average former rent was $4.33 per square foot. There were no tenant improvement allowances or concessions related to any of these leases.

During the six months ended June 30, 2012, we signed nine leases totaling approximately 3.7 million square feet of leased space. Of these leases, four were with new tenants and five were lease modifications with existing tenants. The average new rent for these leases was $7.00 per square foot and the average former rent was $4.33 per square foot. There were no tenant improvement allowances or concessions related to any of these leases.

For the three and six months ended June 30, 2012 as compared to the same periods in 2011, lease revenues increased by $15.0 million and $30.2 million, respectively, primarily due to our investment activity during 2012 and 2011, which contributed revenues of $15.4 million and $30.8 million, respectively. In addition, rent increases at several properties contributed $0.5 million and $1.0 million, respectively, of the increase in lease revenues. These increases were partially offset by fluctuations in foreign currency exchange rates, which reduced lease revenues by $1.3 million and $1.7 million, respectively.

Other Interest Income

For the six months ended June 30, 2012 as compared to the same period in 2011, Other interest income decreased by $0.7 million, primarily due to the termination of a participation in the limited-recourse mortgage loan related to the New York Times investment during the first quarter of 2011.

Other Real Estate Operations

Other real estate operations represent the results of operations (revenues and operating expenses) of our two hotel investments and 49 self-storage properties. For the three and six months ended June 30, 2012 as compared to the same periods in 2011, Other real estate income increased by $8.8 million and $17.7 million, respectively, and Other real expenses increased by $5.3 million and $10.9 million, respectively. The increases were primarily due to the acquisition of 44 self-storage properties during the second, third, and fourth quarters of 2011 and one hotel property during the fourth quarter of 2011.

Depreciation and Amortization

For the three and six months ended June 30, 2012 as compared to the same periods in 2011, depreciation and amortization increased by $8.1 million and $14.5 million, respectively, as a result of investments we entered into during 2012 and 2011.

General and Administrative

For the three months ended June 30, 2012 as compared to the same period in 2011, general and administrative expense decreased by $0.3 million, primarily due to acquisition-related fees of $2.8 million related to the acquisition of self-storage properties during 2011, partially offset by increases in professional expenses and management expenses of $1.5 million and $0.8 million, respectively, in the current year period. Professional fees include legal, accounting and investor-related expenses, and transfer agent fees incurred in the normal course of business. Management expenses include our reimbursements to the advisor for the allocated costs of personnel and overhead in providing management of our day-to-day operations.

For the six months ended June 30, 2012 as compared to the same period in 2011, general and administrative expense increased by $1.6 million, primarily due to increases in professional expenses and management expenses of $2.5 million and $1.3 million, respectively. These increases were partially offset by the acquisition-related fees of $2.7 million related to the acquisition of self-storage properties during 2011.

CPA®:17 – Global 6/30/2012 10-Q — 31

Property Expenses

For the three and six months ended June 30, 2012 as compared to the same periods in 2011, property expenses increased by $2.9 million and $5.9 million, respectively, primarily due to increases in asset management fees of $1.7 million and $3.4 million, respectively, as a result of 2012 and 2011 investment volume, which increased the asset base from which the advisor earns a fee. In addition, other property expenses increased by $1.0 million and $1.7 million, respectively, as a result of investments we entered into in 2012 and 2011.

Impairment Charges

During the six months ended June 30, 2012, we incurred other-than-temporary impairment charges of $2.0 million to reduce the carrying values of three CMBS tranches to zero as a result of non-performance and the advisor’s assessment that the likelihood of receiving further interest payments or return of principal is remote.

Income from Equity Investments in Real Estate

Income from equity investments in real estate represents our proportionate share of net income or loss (revenue less expenses) from investments entered into with affiliates or third parties in which we have a noncontrolling interest but over which we exercise significant influence.

For the three months ended June 30, 2012 as compared to the same period in 2011, income from equity investments in real estate increased by $3.0 million primarily due to our $1.9 million share of a gain on the extinguishment of debt recognized by a jointly-owned investment (Note 6) and an increase in income of $0.9 million from the jointly-owned investments acquired in May 2011 from CPA®:14.

For the six months ended June 30, 2012 as compared to the same period in 2011, income from equity investments in real estate increased by $1.6 million primarily due to our $1.9 million share of a gain on the extinguishment of debt recognized by a jointly-owned investment, an increase in income of $1.0 million related to the jointly-owned investments acquired in May 2011 from CPA®:14, and an increase of $0.2 million related to a CPI increase. These increases were partially offset by losses of $1.9 million recognized on the investments we purchased from CPA®:14 in May 2011 primarily due to the amortization of basis differences on the properties.

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

For the three and six months ended June 30, 2012, net Other income increased by $0.8 million and $1.9 million, respectively, compared to the same periods in 2011, primarily due to $0.8 million and $1.6 million, respectively, of realized gains on the settlement of foreign currency derivatives.

Interest Expense

For the three and six months ended June 30, 2012 as compared to the same periods in 2011, interest expense increased by $6.6 million and $11.5 million, respectively, primarily as a result of mortgage financing obtained and assumed in connection with our investment activity during 2012 and 2011.

CPA®:17 – Global 6/30/2012 10-Q — 32

Discontinued Operations

During the six months ended June 30, 2012, we recognized income from discontinued operations of $0.8 million primarily due to a net gain on the sale of properties of $0.7 million and income generated from the operations of these properties of $0.1 million.

During the three and six months ended June 30, 2011, we recognized income from discontinued operations of $0.8 million and $1.2 million, respectively, primarily due to a net gain on the sale of properties of $0.8 million for both periods presented and income generated from the operations of these properties of less than $0.1 million and $0.4 million, respectively. Amounts are based on the exchange rate of the Canadian dollar on the date of the sale.

Net Income Attributable to Noncontrolling Interests

For the three and six months ended June 30, 2012 as compared to the same periods in 2011, net income attributable to noncontrolling interests increased by $1.7 million and $3.2 million, respectively, primarily due to an increase in cash distributions paid to the advisor as a result of our 2012 and 2011 investment activity. As discussed in Note 3 to the consolidated financial statements, the advisor owns a special general partner interest in our operating partnership entitling it to up to 10% of the Available Cash of our operating partnership.

Net Income Attributable to CPA®:17 – Global Shareholders

For the three and six months ended June 30, 2012 as compared to the same periods in 2011, the resulting net income attributable to CPA®:17 – Global shareholders increased by $1.4 million and $0.1 million, respectively.

Modified Funds from Operations

MFFO is a non-GAAP measure that we use to evaluate our business. For a definition of MFFO and reconciliation to net income attributable to CPA®:17 – Global shareholders, see Supplemental Financial Measures below. For the three and six months ended June 30, 2012 as compared to the same periods in 2011, MFFO increased by $6.6 million and $14.1 million, respectively, primarily as a result of our investment activity during 2012 and 2011.

Financial Condition

Sources and Uses of Cash During the Period

We expect to continue to invest the proceeds of our public offerings in a diversified portfolio of income-producing commercial properties and other real estate related assets. We use the cash flow generated from our investments to meet our operating expenses, service debt and fund distributions to our stockholders. Our cash flows fluctuate period to period due to a number of factors, which may include, among other things, the timing of purchases and sales of real estate, the timing of the receipt of the proceeds from and the repayment of non-recourse mortgage loans and receipt of lease revenues, the advisor’s annual election to receive fees in shares of our common stock or cash, the timing and characterization of distributions received from equity investments in real estate, the timing of payments of distributions of available cash to the advisor, and changes in foreign currency exchange rates. Despite these fluctuations, we believe our net leases and other real estate related assets will generate sufficient cash from operations and from equity distributions in excess of equity income in real estate to meet our normal recurring short-term and long-term liquidity needs. However, until we have fully invested the proceeds of our offerings, we have used, and expect in the future to use a portion of the offering proceeds to fund our operating activities and distributions to our stockholders (see Financing Activities below). We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the period are described below.

Operating Activities

During the six months ended June 30, 2012, we used cash flows provided by operating activities of $80.0 million to fund cash distributions paid to our stockholders of $34.7 million, excluding $32.7 million in dividends that were reinvested by stockholders through our distribution reinvestment and share purchase plan (the “DRIP”), and to pay distributions of $11.3 million to affiliates that hold noncontrolling interests in various entities with us. For 2012, the advisor has elected to continue to receive its asset management fees in shares of our common stock, and as a result, we paid asset management fees of $10.5 million through the issuance of stock rather than in cash.

CPA®:17 – Global 6/30/2012 10-Q — 33

Investing Activities

Our investing activities are generally comprised of real estate-related transactions (purchases and sales), payment of deferred acquisition fees to the advisor and capitalized property-related costs. During the six months ended June 30, 2012, we used $226.2 million primarily to acquire several consolidated investments, including $165.6 million for the BCBS investment, and to fund construction costs on several build-to-suit projects. We contributed $7.9 million to a jointly-owned investment, Hellweg 2, to repurchase a portion of its outstanding mortgage loan. We received $6.4 million in distributions from our equity investments in real estate in excess of cumulative equity income and proceeds of $12.7 million from the sale of 12 domestic properties. Funds totaling $22.9 million and $23.9 million, respectively, were invested in and released from lender-held investment accounts. We recovered $2.7 million of foreign VAT during the six months ended June 30, 2012, including amounts paid in prior years. Payments of deferred acquisition fees to the advisor totaled $9.7 million. We also used $7.1 million to acquire equity securities in a warehouse and logistics company (Note 8).

Financing Activities

As noted above, during the six months ended June 30, 2012, we paid distributions to our stockholders and to affiliates that hold noncontrolling interests in various entities with us. We also made scheduled mortgage principal installments of $9.0 million. We received $352.8 million in net proceeds from our follow-on public offering and $142.5 million in proceeds from mortgage financings related to 2012 and 2011 investment activity, including $92.4 million obtained in connection with the BCBS acquisition. We also received a $2.7 million mortgage deposit refund in connection with the BCBS financing. We also used $6.7 million to repurchase shares through our redemption plan, as described below.

Our objectives are to generate sufficient cash flow over time to provide our stockholders with increasing distributions and to seek investments with potential for capital appreciation throughout varying economic cycles. During the six months ended June 30, 2012, we declared distributions to our stockholders totaling $73.6 million, which were comprised of cash distributions of $38.1 million and $35.5 million of distributions reinvested by stockholders through the DRIP. We funded 98% of these distributions from ACFO. In determining our distribution policy during the periods we are raising funds and investing capital, we place primary emphasis on projections of cash flow from operations, together with equity distributions in excess of equity income in real estate, from our investments, rather than on historical results of operations (though these and other factors may be a part of our consideration). In setting a distribution rate, we thus focus primarily on expected returns from those investments we have already made, as well as our anticipated rate of future investment, to assess the sustainability of a particular distribution rate over time.

We maintain a quarterly redemption plan pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from stockholders seeking liquidity. During the six months ended June 30, 2012, we redeemed 703,010 shares of our common stock pursuant to our redemption plan at a weighted-average price of $9.48 per share, which included redemption requests regarding 281,500 shares received during the first quarter that were not processed until the second quarter.

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

Our ACFO for the six months ended June 30, 2012 and 2011 was $72.3 million and $43.1 million, respectively. This increase was primarily due to increases in property-level cash flow generated from our investment activity during 2012 and 2011.

CPA®:17 – Global 6/30/2012 10-Q — 34

Summary of Financing

The table below summarizes our non-recourse and limited-recourse debt (dollars in thousands):

	June 30, 2012	December 31, 2011
Balance
Fixed rate	$791,836	$772,259
Variable rate (a)	484,338	381,995

Total	$1,276,174	$1,154,254

Percent of total debt
Fixed rate	62%	67%
Variable rate (a)	38%	33%

	100%	100%

Weighted-average interest rate at end of period
Fixed rate	6.1%	6.1%
Variable rate (a)	4.0%	4.0%

(a)	Variable-rate debt at June 30, 2012 consisted of (i) $356.6 million that was effectively converted to fixed-rate debt through interest rate swap derivative instruments, (ii) $121.0 million that was subject to an interest rate cap, but for which the applicable interest rate was below the interest rate of the cap at June 30, 2012, and (iii) $6.8 million in mortgage loan obligations that bore interest at fixed rates but have interest rate reset features that may change the interest rates to then-prevailing market fixed rates at certain points during their term.

Cash Resources

At June 30, 2012, our cash resources consisted of cash and cash equivalents totaling $432.5 million. Of this amount, $51.8 million, at then-current exchange rates, was held in foreign subsidiaries, but we could be subject to restrictions or significant costs should we decide to repatriate these amounts. We also had unleveraged properties that had an aggregate carrying value of $306.9 million at June 30, 2012, although there can be no assurance that we would be able to obtain financing for these properties. We may sell shares in our follow-on offering until April 7, 2013; however, we may decide to extend the offering, which may be for up to an additional 18 months. Our cash resources may be used for future investments, and can be used for working capital needs and other commitments.

Cash Requirements

During the next 12 months, we expect that cash payments will include paying distributions to our stockholders and to our affiliates that hold noncontrolling interests in entities we control, making scheduled mortgage loan principal payments of $23.2 million, reimbursing the advisor for costs incurred on our behalf, and paying normal recurring operating expenses. Balloon payments on our mortgage loan obligations totaling $4.5 million will be due during the next 12 months. In addition, our share of balloon payments due during the next 12 months on our unconsolidated jointly-owned investments totals $75.4 million. We expect to continue to use funds raised from our follow-on offering to invest in new properties.

CPA®:17 – Global 6/30/2012 10-Q — 35

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements and other contractual obligations at June 30, 2012 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Non-recourse and limited-recourse debt — principal (a)	$1,276,987	$23,161	$64,540	$479,243	$710,043
Deferred acquisition fees	17,484	11,991	5,493	-	-
Interest on borrowings and deferred acquisition fees	423,466	68,519	129,727	108,119	117,101
Subordinated disposition fees (b)	202	-	-	-	202
Build-to-suit commitment and other capital commitments (c)	32,181	32,181	-	-	-
Lending commitment (d)	34,452	34,452	-	-	-
Operating and other lease commitments (e)	12,532	1,712	3,484	3,036	4,300

	$1,797,304	$172,016	$203,244	$590,398	$831,646

(a)	Excludes $0.8 million of unamortized discount on two notes, which was included in Non-recourse and limited-recourse debt at June 30, 2012.
(b)	Payable to the advisor, subject to meeting contingencies, in connection with any liquidity event for our stockholders. There can be no assurance that any liquidity event will be achieved in this time frame.
(c)	Represents three projects with remaining build-to-suit commitments and two projects with other capital commitments. As of June 30, 2012, total estimated construction costs for the remaining build-to-suit projects were projected to be $48.7 million in the aggregate, of which $19.6 million had been funded at that date. Amounts are based on the exchange rate of the Euro at June 30, 2012, as applicable.
(d)	Represents the unfunded amount on a commitment to provide a loan to a developer for a domestic build-to-suit project. As of June 30, 2012, the total commitment for the loan was for up to $72.5 million, of which $38.0 million had been funded at that date.
(e)	Operating and other lease commitments consist of our share of future minimum rents payable under an office cost-sharing agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities as well as future minimum rents payable under a lease executed in June 2010 (denominated in British Pound Sterling) in conjunction with an investment in the United Kingdom. Amounts under the cost-sharing agreement are allocated among the entities based on gross revenues and are adjusted quarterly. We anticipate that our share of future minimum lease payments will increase as we continue to invest the proceeds of our follow-on offering.

Amounts in the table above related to our foreign operations are based on the exchange rate of the local currencies at June 30, 2012, which consisted primarily of the Euro. At June 30, 2012, we had no material capital lease obligations for which we were the lessee, either individually or in the aggregate.

CPA®:17 – Global 6/30/2012 10-Q — 36

Equity Investments

We have investments in unconsolidated investments that own single-tenant properties net leased to corporations. Generally, the underlying investments are jointly-owned with our affiliates. Summarized financial information for these investments and our ownership interest in the investments at June 30, 2012 is presented below. Summarized financial information provided represents the total amounts attributable to the investments and does not represent our proportionate share (dollars in thousands):

Lessee	Ownership Interest at June 30, 2012	Total Assets	Total Third- Party Debt	Maturity Date
C1000 Logistiek Vastgoed B.V. (a)	85%	$186,535	$88,675	3/2013
U-Haul Moving Partners, Inc. and Mercury Partners, LP	12%	277,754	153,473	5/2014
Tesco plc (a)	49%	79,989	41,809	6/2016
Hellweg Die Profi-Baumarkte GmbH & Co. KG (a)	33%	413,073	315,270	4/2017
Berry Plastics Corporation	50%	75,026	27,686	6/2020
Dick’s Sporting Goods, Inc.	45%	26,380	21,336	1/2022
Eroski Sociedad Cooperativa - Mallorca (a)	30%	29,600	-	N/A

		$1,088,357	$648,249

(a)	Dollar amounts shown are based on the exchange rate of the Euro at June 30, 2012.

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

Funds from Operations (“FFO”) and Modified Funds from Operations (“MFFO”)

Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts, Inc., or (“NAREIT”), an industry trade group, has promulgated a measure known as funds from operations, which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to nor a substitute for net income or loss as determined under GAAP.

We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004, or the White Paper. The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property, impairment charges on real estate and depreciation and amortization; and after adjustments for unconsolidated partnerships and jointly-owned investments. Adjustments for unconsolidated partnerships and jointly-owned investments are calculated to reflect FFO. Our FFO calculation complies with NAREIT’s policy described above.

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

CPA®:17 – Global 6/30/2012 10-Q — 37

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

We define MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations, or the Practice Guideline, issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of GAAP net income: acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above and below market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; nonrecurring impairments of real estate-related investments (i.e., infrequent or unusual, not reasonably likely to recur in the ordinary

CPA®:17 – Global 6/30/2012 10-Q — 38

course of business); mark-to-market adjustments included in net income; nonrecurring gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and jointly-owned investments, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, nonrecurring unrealized gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized. While we are responsible for managing interest rate, hedge and foreign exchange risk, we retain an outside consultant to review all our hedging agreements. Inasmuch as interest rate hedges are not a fundamental part of our operations, we believe it is appropriate to exclude such infrequent gains and losses in calculating MFFO, as such gains and losses are not reflective of on-going operations.

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

Presentation of this information is intended to provide useful information to investors as they compare the operating performance of different REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way, so comparisons with other REITs may not be meaningful. Furthermore, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions to our shareholders. FFO and MFFO should be reviewed in conjunction with other GAAP measurements as an indication of our performance.

MFFO has limitations as a performance measure in an offering such as ours, where the price of a share of common stock is a stated value and there is no NAV determination during the offering stage and for a period thereafter. MFFO is useful in assisting management and investors in assessing the sustainability of operating performance in future operating periods, and in particular, after the offering and acquisition stages are complete and NAV is disclosed. MFFO is not a useful measure in evaluating NAV because impairments are taken into account in determining NAV but not in determining MFFO.

Neither the SEC, NAREIT nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, the SEC, NAREIT or another regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry and we would have to adjust our calculation and characterization of FFO or MFFO accordingly.

CPA®:17 – Global 6/30/2012 10-Q — 39

FFO and MFFO were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income attributable to CPA®:17 – Global shareholders	$14,266	$12,847	$25,389	$25,278
Adjustments:
Depreciation and amortization of real property	16,459	8,829	30,652	16,830
Gain on sale of real estate	-	(787)	(740)	(787)
Proportionate share of adjustments to equity in net income of partially-owned entities to arrive at FFO:
Depreciation and amortization of real property	4,100	3,225	8,500	5,264
Impairment charges (a)	(54)	-	(54)	-
Gain on sale of real estate, net	-	(3)	-	(3)
Proportionate share of adjustments for noncontrolling interests to arrive at FFO	(150)	(167)	(279)	(326)

Total adjustments	20,355	11,097	38,079	20,978

FFO — as defined by NAREIT (a)	34,621	23,944	63,468	46,256

Adjustments:
Other depreciation, amortization and non-cash charges	832	(179)	1,005	445
Straight-line and other rent adjustments (b)	(3,275)	(3,077)	(7,217)	(6,127)
Impairment charges (c)	-	-	2,019	-
Acquisition expenses (d)	1,007	3,618	1,725	4,028
Above-market rent intangible lease amortization, net (e)	251	497	533	947
Amortization of premiums on debt investments, net	32	37	69	74
Realized gains on foreign currency, derivatives and other (f)	(1,183)	(645)	(1,669)	(588)
Proportionate share of adjustments to equity in net income of partially-owned entities to arrive at MFFO:
Other depreciation, amortization and non-cash charges	-	10	9	1
Straight-line and other rent adjustments (b)	(19)	(57)	(28)	(184)
Gain on extinguishment of debt (g)	(1,914)	-	(1,914)	-
Acquisition expenses (d)	64	49	128	106
Above-market rent intangible lease amortization, net (e)	7	14	14	12
Realized losses (gains) on foreign currency, derivatives and other (f)	17	(6)	17	(5)
Proportionate share of adjustments for noncontrolling interests to arrive at MFFO	508	185	1,487	622

Total adjustments	(3,673)	446	(3,822)	(669)

MFFO	$30,948	$24,390	$59,646	$45,587

(a)	The SEC Staff has recently stated that they take no position on the inclusion or exclusion of impairment write-downs in arriving at FFO. Since 2003, NAREIT has taken the position that the exclusion of impairment charges on real estate is consistent with its definition of FFO. Accordingly, we have revised our computation of FFO to exclude impairment charges on real estate, if any, in arriving at FFO for all periods presented.
(b)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), management believes that MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, provides insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.
(c)	Impairment charges were incurred on our CMBS portfolio and are considered non-real estate impairments. As such, these impairment charges were not included in our computation of FFO as defined by NAREIT but are included as an adjustment in arriving at MFFO as these charges are not directly related or attributable to our operations.
(d)

In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management

CPA®:17 – Global 6/30/2012 10-Q — 40

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
(e)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.
(f)	Management believes that adjusting for fair value adjustments for derivatives provides useful information because such fair value adjustments are based on market fluctuations and may not be directly related or attributable to our operations.
(g)	Relates to our share of gain on the extinguishment of debt recognized by a jointly-owned investment (Note 6).

Adjusted Cash Flow from Operating Activities (ACFO)

ACFO refers to our cash flow from operating activities (as computed in accordance with GAAP) adjusted, where applicable, primarily to: add cash distributions of property-level operating cash flows that we receive from our investments in unconsolidated real estate jointly-owned investments in excess of our equity income; subtract cash distributions of property-level operating cash flows that we make to our noncontrolling partners in real estate jointly-owned investments that we consolidate net of such partners’ contributions to our share of property-level operating cash flows; and eliminate changes in working capital. We hold a number of interests in real estate jointly-owned investments, and we believe that adjusting our GAAP cash flow provided by operating activities to reflect these actual cash receipts and cash payments that are attributable to the property-level operating cash flows of the underlying jointly-owned investments, as well as eliminating the effect of timing differences between the payment of certain liabilities and the receipt of certain receivables in a period other than that in which the item is recognized, may give investors additional information about our actual cash flow that is not incorporated in cash flow from operating activities as defined by GAAP. The jointly-owned investments are property-owning entities and their activities are generally limited to receiving rental income, financing the property and ultimately disposing of the property. Distributions and contributions related to these activities are based on the ownership percentages of the partners in each jointly-owned investment. In accordance with each jointly-owned investment’s operating agreement, jointly-owned investment partners generally participate in the jointly-owned investment’s operating cash flow, debt financing and proceeds from property distributions. Distributions of cash to jointly-owned investment partners are typically made on a monthly basis.

We believe that ACFO is a useful supplemental measure for assessing the cash flow generated from our core operations as it gives investors important information about our liquidity that is not provided within cash flow from operating activities as defined by GAAP, and we use this measure when evaluating distributions to our stockholders.

As we are still in our offering and investment stage, we also consider our expectations as to the yields that may be generated on existing investments and our acquisition pipeline when evaluating distributions to our stockholders.

The following summarizes our cash flows (in thousands):

	Six Months Ended June 30,
	2012	2011
Cash flow provided by operating activities	$80,026	$45,713

Cash flow used in investing activities	$(229,339)	$(423,753)

Cash flow provided by financing activities	$402,378	$433,260

CPA®:17 – Global 6/30/2012 10-Q — 41

ACFO was as follows (in thousands):

	Six Months Ended June 30,
	2012	2011
Cash flow provided by operating activities	$80,026	$45,713
Adjustments related to equity method investments:
Add: Distributions received from equity investments in real estate in excess of equity income, net	6,426	84,734
Less: Distributions received from equity investments in real estate in excess of equity income — attributable to financing activities	-	(78,168)

Distributions received from equity investments in real estate in excess of equity income — attributable to operating activities (a)	6,426	6,566
Adjustments related to noncontrolling interests:
Less: Distributions (paid to) net of contributions received from noncontrolling interests	(11,155)	(11,440)
Add: Distributions paid to (received from) noncontrolling interests, net not attributable to operating activities	-	1,859

Distributions paid to noncontrolling interests, attributable to operating activities (b)	(11,155)	(9,581)

Adjustments related to changes in working capital (c)
Net changes in other assets and liabilities	(3,013)	359

ACFO	$72,284	$43,057

Distributions declared (d)	$73,639	$51,192

(a)	Cash flow provided by operating activities on a GAAP basis does not include distributions that we receive from equity method investments in excess of our equity income. All such excess distributions, including our share of distributions of property-level cash flows in excess of operating income, are reported as cash flows provided by investing activities in our statement of cash flows. In calculating ACFO, we make an adjustment to our reported cash flow provided by operating activities to add such distributions to the extent they relate to our pro rata share of property-level operating income, after deducting any portion of such distributions attributable to the financing or investment activities of the underlying jointly-owned investment.
(b)	Cash flow provided by operating activities on a GAAP basis does not include contributions that we receive from noncontrolling interests and distributions that we pay to noncontrolling interests in our consolidated jointly-owned investments. All such contributions and distributions, including contributions to and distributions of property-level operating cash flows, are reported as cash flows used in or provided by financing activities in our statement of cash flows. In calculating ACFO, we make adjustments to our reported cash flow provided by operating activities to add contributions received from noncontrolling interests and subtract distributions paid to noncontrolling interests to the extent these contributions or distributions relate to operating activities of the underlying property jointly-owned investments.
(c)	Cash flow provided by operating activities on a GAAP basis includes adjustments to reflect the impact of the “net changes in other operating assets and liabilities”. We make adjustments to cash flow provided by operating activities to incorporate changes between reporting periods in other assets and liabilities as we believe that these adjustments better reflect cash generated from core operations.
(d)	During the six months ended June 30, 2012 and 2011, 98% and 84%, respectively, of distributions were sourced from ACFO, with the remainder of the 2011 distributions being sourced from offering proceeds. From inception through June 30, 2012, cumulative distributions of $301.8 million, including cash distributions of $154.1 million, were sourced 82% from ACFO, with the remainder sourced from offering proceeds. Distribution coverage based on GAAP net income was 32% from inception through June 30, 2012 and 34% for the six months ended June 30, 2012.

While we believe that ACFO is an important supplemental measure, it should not be considered an alternative to cash flow from operating activities as a measure of liquidity. This non-GAAP measure should be used in conjunction with cash flow from operating activities as defined by GAAP. ACFO, or similarly titled measures disclosed by other REITs, may not be comparable to our ACFO measure.

CPA®:17 – Global 6/30/2012 10-Q — 42

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates and equity prices. The primary risks to which we are exposed are interest rate risk and foreign currency exchange risk. We are also exposed to market risk as a result of concentrations in certain tenant industries. Adverse market factors can affect the ability of tenants in a particular industry/region to meet their respective lease obligations. In order to manage this risk, we view our collective tenant roster as a portfolio, and in its investment decisions the advisor attempts to diversify our portfolio so that we are not overexposed to a particular industry or geographic region.

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

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain non-recourse mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our joint investment partners may obtain variable-rate non-recourse mortgage loans and, as a result, may enter into interest rate swap agreements or interest rate cap agreements with lenders that effectively convert the variable-rate debt service obligations of the loan to a fixed rate. Interest rate swaps are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flows over a specific period, and interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments designated as cash flow hedges on the forecasted interest payments on the debt obligation. The notional, or face, amount on which the swaps or caps are based is not exchanged. Our objective in using these derivatives is to limit our exposure to interest rate movements. At June 30, 2012, we estimate that the net fair value of our interest rate cap and interest rate swaps, which are included in Other assets, net and Accounts payable, accrued expenses and other liabilities, respectively, in the consolidated financial statements, was in a net liability position of $14.8 million (Note 9).

At June 30, 2012, all of our debt either bore interest at fixed rates, was swapped to a fixed rate, was subject to an interest rate cap, or bore interest at fixed rates that were scheduled to convert to then-prevailing market fixed rates at certain future points during their term. The estimated fair value of these instruments is affected by changes in market interest rates. The annual interest rates on our fixed-rate debt at June 30, 2012 ranged from 3.6% to 8.0%. The effective annual interest rates on our variable-rate debt at June 30, 2012 ranged from 3.0% to 6.6%. Our debt obligations are more fully described under Financial Condition in Item 2 above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at June 30, 2012 (in thousands):

	2012	2013	2014	2015	2016	Thereafter	Total	Fair value
Fixed-rate debt	$10,641	$27,909	$25,317	$57,499	$68,296	$602,987	$792,649	$824,991
Variable-rate debt	$2,262	$4,820	$5,017	$5,138	$211,855	$255,246	$484,338	$484,338

The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps or caps is affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at June 30, 2012 by an aggregate increase of $41.3 million or an aggregate decrease of $41.9 million, respectively.

As more fully described under Financial Condition — Summary of Financing in Item 2 above, a portion of the debt classified as variable-rate debt in the table above bore interest at fixed rates at June 30, 2012 but has interest rate reset features that will change the fixed interest rates to then-prevailing market fixed rates at certain points during their term. This debt is generally not subject to short-term fluctuations in interest rates.

CPA®:17 – Global 6/30/2012 10-Q — 43

Foreign Currency Exchange Rate Risk

We own investments in Europe, and as a result are subject to risk from the effects of exchange rate movements in the Euro and, to a lesser extent, the British Pound Sterling, which may affect future costs and cash flows. Although all of our foreign investments through the second quarter of 2012 were conducted in these currencies, we are likely to conduct business in other currencies in the future as we seek to invest funds from our offering internationally. We manage foreign currency exchange rate movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the same currency. This reduces our overall exposure to the actual equity that we have invested and the equity portion of our cash flow. In addition, we may use currency hedging to further reduce the exposure to our equity cash flow. We are generally a net receiver of these currencies (we receive more cash than we pay out), and therefore our foreign operations benefit from a weaker U.S. dollar, and are adversely affected by a stronger U.S. dollar, relative to the foreign currency.

During the six months ended June 30, 2012 we recognized net unrealized and realized foreign currency transaction losses of $0.3 million and $0.2 million, respectively. These losses are included in Other income and (expenses) in the consolidated financial statements and were primarily due to changes in the value of the foreign currency on accrued interest receivable on notes receivable from consolidated subsidiaries.

We enter into foreign currency forward contracts, collars, and put options to hedge certain of our foreign currency cash flow exposures. A foreign currency forward contract is a commitment to deliver a certain amount of currency at a certain price on a specific date in the future. A foreign currency collar consists of a written call option and a purchased put option to sell the foreign currency at a range of predetermined exchange rates. A foreign currency put option is the right to sell the currency at a predetermined price. By entering into forward contracts, we are locked into a future currency exchange rate for the term of the contract. A foreign currency collar guarantees that the exchange rate of the currency will not fluctuate beyond the range of the options’ strike prices. The total estimated fair value of these instruments, which is included in Other assets, net, in the consolidated financial statements was $14.2 million at June 30, 2012. We obtain non-recourse mortgage financing in the local currency in order to mitigate our exposure to changes in foreign currency exchange rates. To the extent that the currency fluctuations increase or decrease rental revenues as translated to U.S. dollar, the change in debt service, as translated to U.S. dollars, will partially offset the effect of fluctuations in revenue and, to some extent, mitigate the risk from changes in foreign currency exchange rates.

CPA®:17 – Global 6/30/2012 10-Q — 44

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures at June 30, 2012, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of June 30, 2012 at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended June 30, 2012, we issued 471,634 shares of our common stock to the advisor as consideration for asset management fees. These shares were issued at $10.00 per share, which represents our follow-on offering price. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(2) of the Securities Act, the shares issued were deemed to be exempt from registration. In acquiring our shares, the advisor represented that such interests were being acquired by it for the purpose of investment and not with a view to the distribution thereof.

Issuer Purchases of Equity Securities

The following table provides information with respect to repurchases of our common stock during the three months ended June 30, 2012:

2012 Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or program (a)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or program (a)
April (b)	281,500	$9.48	N/A	N/A
May	-	-	N/A	N/A
June	421,510	9.48	N/A	N/A

Total	703,010

(a)	Represents shares of our common stock purchased under our redemption plan, pursuant to which we may elect to redeem shares at the request of our stockholders who have held their shares for at least one year from the date of their issuance, subject to certain exceptions, conditions and limitations. The maximum amount of shares purchasable by us in any period depends on a number of factors and is at the discretion of our board of directors. The redemption plan will terminate if and when our shares are listed on a national securities market.
(b)	Represents redemption requests received during the first quarter of 2012 that were not processed until the second quarter of 2012.

CPA®:17 – Global 6/30/2012 10-Q — 45

Item 6. Exhibits

The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from Corporate Property Associates 17 – Global Incorporated’s Quarterly Report on Form 10-Q for the quarter ended at June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011, (iv) Consolidated Statements of Equity for the six months ended June 30, 2012 and 2011, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and (vi) Notes to Consolidated Financial Statements.*

*             Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

CPA®:17 – Global 6/30/2012 10-Q — 46

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Corporate Property Associates 17 – Global Incorporated

Date: August 10, 2012	By:	/s/ Mark J. DeCesaris
Mark J. DeCesaris
Chief Financial Officer
(Principal Financial Officer)

Date: August 10, 2012	By:	/s/ Hisham A. Kader
Hisham A. Kader
Chief Accounting Officer
(Principal Accounting Officer)

CPA®:17 – Global 6/30/2012 10-Q — 47

EXHIBIT INDEX

The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from Corporate Property Associates 17 – Global Incorporated’s Quarterly Report on Form 10-Q for the quarter ended at June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011, (iv) Consolidated Statements of Equity for the six months ended June 30, 2012 and 2011, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and (vi) Notes to Consolidated Financial Statements.*

*            Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.