Form 10-Q
period 2012-09-30
Corporate Property Associates 17 - Global INC
filed 2012-11-09
CIK 1390213

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

Registrant has 281,194,720 shares of common stock, $0.001 par value, outstanding at November 2, 2012.

Forward-Looking Statements

This Quarterly Report on Form 10-Q (the “Report”), including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of Part I of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties and other factors that may materially affect our future results, performance, achievements or transactions. Information on factors which could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the Securities and Exchange Commission (the “SEC”), including but not limited to those described in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the SEC on March 22, 2012 (the “2011 Annual Report”) and the risk factors in our prospectus dated April 30, 2012 as filed with the SEC on May 2, 2012. We do not undertake to revise or update any forward-looking statements. Additionally, a description of our critical accounting estimates is included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2011 Annual Report. There has been no significant change in our critical accounting estimates.

CPA®:17 – Global 9/30/2012 10-Q — 1

PART I

Item 1. Financial Statements

CORPORATE PROPERTY ASSOCIATES 17 — GLOBAL INCORPORATED

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share and per share amounts)

	September 30, 2012	December 31, 2011
Assets
Investments in real estate:
Real estate, at cost	$1,871,917	$1,500,151
Operating real estate, at cost	203,138	178,141
Accumulated depreciation	(72,339)	(43,267)
Net investments in properties	2,002,716	1,635,025
Real estate under construction	9,863	90,176
Net investments in direct financing leases	474,277	462,505
Equity investments in real estate	184,848	187,067
Net investments in real estate	2,671,704	2,374,773
Notes receivable	70,000	70,000
Cash and cash equivalents	490,675	180,726
Intangible assets, net	411,805	334,137
Other assets, net	107,037	86,176
Total assets	$3,751,221	$3,045,812

Liabilities and Equity
Liabilities:
Non-recourse and limited-recourse debt	$1,357,730	$1,154,254
Accounts payable, accrued expenses and other liabilities	76,208	48,035
Prepaid and deferred rental income	76,957	56,029
Due to affiliates	21,755	27,747
Distributions payable	41,712	32,288
Total liabilities	1,574,362	1,318,353
Commitments and contingencies (Note 11)

Equity:
CPA®:17 — Global stockholders’ equity:
Preferred stock, $0.001 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; 269,241,629 and 207,975,777 shares issued and outstanding, respectively	269	208
Additional paid-in capital	2,412,095	1,863,227
Distributions in excess of accumulated earnings	(234,737)	(157,062)
Accumulated other comprehensive loss	(44,341)	(32,601)
Less, treasury stock at cost, 3,121,640 and 1,826,959 shares, respectively	(29,301)	(17,104)
Total CPA®:17 — Global stockholders’ equity	2,103,985	1,656,668
Noncontrolling interests	72,874	70,791
Total equity	2,176,859	1,727,459
Total liabilities and equity	$3,751,221	$3,045,812

See Notes to Consolidated Financial Statements.

CPA®:17 – Global 9/30/2012 10-Q — 2

CORPORATE PROPERTY ASSOCIATES 17 — GLOBAL INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues
Rental income	$44,288	$29,393	$127,253	$85,401
Interest income from direct financing leases	13,189	12,762	40,003	36,319
Other operating income	817	623	2,634	2,133
Other interest income	1,560	1,217	4,781	5,173
Other real estate income	9,511	5,120	29,219	7,125
	69,365	49,115	203,890	136,151
Operating Expenses
Depreciation and amortization	(17,972)	(11,654)	(49,774)	(28,999)
General and administrative	(4,415)	(4,673)	(12,197)	(10,871)
Property expenses	(7,755)	(4,815)	(22,042)	(13,221)
Other real estate expenses	(5,765)	(2,906)	(17,775)	(4,032)
Impairment charges	—	—	(2,019)	—
	(35,907)	(24,048)	(103,807)	(57,123)
Other Income and Expenses
Income from equity investments in real estate	954	1,226	5,221	3,921
Other income and (expenses)	2,768	2,337	4,038	2,475
Interest expense	(18,229)	(12,860)	(52,864)	(35,956)
	(14,507)	(9,297)	(43,605)	(29,560)
Income from continuing operations before income taxes	18,951	15,770	56,478	49,468
Provision for income taxes	(22)	(876)	(459)	(1,120)
Income from continuing operations	18,929	14,894	56,019	48,348

Discontinued Operations
Income from operations of discontinued properties	—	93	85	503
Gain on sale of real estate	—	—	740	787
Income from discontinued operations	—	93	825	1,290

Net Income	18,929	14,987	56,844	49,638
Less: Net income attributable to noncontrolling interests	(6,634)	(4,683)	(19,160)	(14,056)
Net Income Attributable to CPA®:17 — Global Stockholders	$12,295	$10,304	$37,684	$35,582

Earnings Per Share
Income from continuing operations attributable to CPA®:17 — Global stockholders	$0.05	$0.06	$0.16	$0.20
Income from discontinued operations attributable to CPA®:17 — Global stockholders	—	—	—	0.01
Net income attributable to CPA®:17 — Global stockholders	$0.05	$0.06	$0.16	$0.21

Weighted Average Shares Outstanding	256,954,985	184,111,963	236,785,886	167,293,746

Amounts Attributable to CPA®:17 — Global Stockholders
Income from continuing operations, net of tax	$12,295	$10,211	$36,859	$34,292
Income from discontinued operations, net of tax	—	93	825	1,290
Net income	$12,295	$10,304	$37,684	$35,582

Distributions Declared Per Share	$0.1643	$0.1625	$0.4893	$0.4850

See Notes to Consolidated Financial Statements.

CPA®:17 – Global 9/30/2012 10-Q — 3

CORPORATE PROPERTY ASSOCIATES 17 — GLOBAL INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net Income	$18,929	$14,987	$56,844	$49,638
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	13,905	(29,688)	(2,432)	16,905
Unrealized (loss) gain on derivative instruments	(7,203)	3,856	(10,119)	(2,149)
Change in unrealized appreciation (depreciation) on marketable securities	23	—	1,006	(15)
	6,725	(25,832)	(11,545)	14,741
Comprehensive Income (Loss)	25,654	(10,845)	45,299	64,379

Amounts Attributable to Noncontrolling Interests:
Net income	(6,634)	(4,683)	(19,160)	(14,056)
Foreign currency translation adjustments	(222)	586	64	(259)
Change in unrealized (gain) loss on derivative instrument	(109)	58	(259)	172
Comprehensive income attributable to noncontrolling interests	(6,965)	(4,039)	(19,355)	(14,143)

Comprehensive Income (Loss) Attributable to CPA®:17 — Global Stockholders	$18,689	$(14,884)	$25,944	$50,236

See Notes to Consolidated Financial Statements.

CPA®:17 – Global 9/30/2012 10-Q — 4

CORPORATE PROPERTY ASSOCIATES 17 — GLOBAL INCORPORATED

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

For the Nine Months Ended September 30, 2012 and the Year Ended December 31, 2011

(in thousands, except share and per share amounts)

		CPA®:17 – Global Stockholders
				Distributions	Accumulated		Total
	Total		Additional	in Excess of	Other		CPA®:17 –
	Outstanding	Common	Paid-In	Accumulated	Comprehensive	Treasury	Global	Noncontrolling
	Shares	Stock	Capital	Earnings	Loss	Stock	Stockholders	Interests	Total
Balance at January 1, 2011	142,366,962	$143	$1,280,453	$(93,446)	$(14,943)	$(8,044)	$1,164,163	$72,346	$1,236,509
Shares issued, net of offering costs	63,628,957	63	571,592				571,655		571,655
Shares issued to affiliates	1,114,867	2	11,182				11,184		11,184
Contributions from noncontrolling interests							—	1,197	1,197
Distributions declared ($0.6475 per share)				(113,271)			(113,271)		(113,271)
Distributions to noncontrolling interests							—	(23,214)	(23,214)
Net income				49,655			49,655	20,791	70,446
Other comprehensive loss:
Foreign currency translation adjustments					(12,533)		(12,533)	(220)	(12,753)
Change in unrealized loss on derivative instruments					(5,110)		(5,110)	(109)	(5,219)
Change in unrealized appreciation on marketable securities					(15)		(15)		(15)
Repurchase of shares	(961,968)					(9,060)	(9,060)		(9,060)
Balance at December 31, 2011	206,148,818	208	1,863,227	(157,062)	(32,601)	(17,104)	1,656,668	70,791	1,727,459
Shares issued, net of offering costs	59,729,413	59	533,439				533,498		533,498
Shares issued to affiliates	1,536,439	2	15,429				15,431		15,431
Contributions from noncontrolling interests							—	173	173
Distributions declared ($0.4893 per share)				(115,359)			(115,359)		(115,359)
Distributions to noncontrolling interests							—	(17,445)	(17,445)
Net income				37,684			37,684	19,160	56,844
Other comprehensive (loss) income:
Foreign currency translation adjustments					(2,368)		(2,368)	(64)	(2,432)
Change in unrealized (loss) gain on derivative instruments					(10,378)		(10,378)	259	(10,119)
Change in unrealized appreciation on marketable securities					1,006		1,006		1,006
Repurchase of shares	(1,294,681)					(12,197)	(12,197)		(12,197)
Balance at September 30, 2012	266,119,989	$269	$2,412,095	$(234,737)	$(44,341)	$(29,301)	$2,103,985	$72,874	$2,176,859

See Notes to Consolidated Financial Statements.

CPA®:17 – Global 9/30/2012 10-Q — 5

CORPORATE PROPERTY ASSOCIATES 17 — GLOBAL INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2012	2011
Cash Flows — Operating Activities
Net income	$56,844	$49,638
Adjustments to net income:
Depreciation and amortization, including intangible assets and deferred financing costs, and other charges	52,184	31,711
Income from equity investments in real estate less than distributions received	178	657
Issuance of shares to affiliate in satisfaction of fees due	15,431	7,543
Gain on sale of real estate	(740)	(787)
Unrealized loss (gain) on foreign currency transactions and others	671	(307)
Realized gain on foreign currency transactions and others	(907)	(1,634)
Straight-line rent adjustment and amortization of rent-related intangibles	(9,678)	(7,256)
Settlement of derivative liability	—	(5,131)
Impairment charges	2,019	—
Decrease (increase) in accounts receivable and prepaid expenses	6,974	(2,980)
Increase (decrease) in accounts payable and accrued expenses	2,578	(551)
Increase in prepaid and deferred rental income	2,079	2,940
Decrease in due to affiliates	(2,764)	(987)
Net changes in other operating assets and liabilities	730	(1,619)
Net cash provided by operating activities	125,599	71,237

Cash Flows — Investing Activities
Distributions received from equity investments in real estate in excess of equity income	10,412	89,995
Acquisitions of real estate and direct financing leases and other capital expenditures	(402,594)	(549,205)
Capital contributions to equity investments in real estate	(7,890)	(228,124)
Funding of notes receivable	—	(30,000)
Value added taxes (“VAT”) paid in connection with acquisition of real estate	(3,609)	(3,542)
VAT refunded in connection with acquisitions of real estate	2,663	29,336
Proceeds from sale of real estate	12,657	19,821
Funds placed in escrow	(34,479)	(191,119)
Funds released from escrow	24,423	182,119
Payment of deferred acquisition fees to an affiliate	(11,881)	(11,080)
Proceeds from repayment of notes receivable	—	49,560
Purchase of securities	(7,071)	(2,394)
Net cash used in investing activities	(417,369)	(644,633)

Cash Flows — Financing Activities
Distributions paid	(105,935)	(72,585)
Contributions from noncontrolling interests	173	1,198
Distributions to noncontrolling interests	(17,445)	(17,097)
Scheduled payments of mortgage principal	(13,119)	(10,425)
Proceeds from mortgage financing	214,808	213,917
Funds placed in escrow	8,613	17,936
Funds released from escrow	(1,515)	(6,510)
Proceeds from loan from an affiliate	—	90,000
Repayment of loan from an affiliate	—	(90,000)
Refund (payment) of financing costs and mortgage deposits, net of deposits paid and refunded	1,876	(4,476)
Proceeds from issuance of shares, net of issuance costs	526,202	435,022
Purchase of treasury stock	(12,197)	(4,155)
Net cash provided by financing activities	601,461	552,825

Change in Cash and Cash Equivalents During the Period
Effect of exchange rate changes on cash	258	4,608
Net increase (decrease) in cash and cash equivalents	309,949	(15,963)
Cash and cash equivalents, beginning of period	180,726	162,745
Cash and cash equivalents, end of period	$490,675	$146,782

See Notes to Consolidated Financial Statements.

CPA®:17 – Global 9/30/2012 10-Q — 6

CORPORATE PROPERTY ASSOCIATES 17 — GLOBAL INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

(Continued)

Supplemental non-cash investing and financing activities:

(a)         The cost basis of real estate investments acquired during the nine months ended September 30, 2012 and 2011, including equity investments in real estate, also included deferred acquisition fees payable and other accrued liabilities of $12.4 million and $16.1 million, respectively (Note 3, Note 4).

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

CPA®:17 – Global 9/30/2012 10-Q — 7

CORPORATE PROPERTY ASSOCIATES 17 — GLOBAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Organization and Offering

Organization

Corporate Property Associates 17 — Global Incorporated (“CPA®:17 — Global” and, together with its consolidated subsidiaries and predecessors, “we”, “us” or “our”) is a publicly owned, non-listed real estate investment trust (“REIT”) that invests primarily in commercial properties leased to companies domestically and internationally. As a REIT, we are not subject to United States (“U.S.”) federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions and other factors. We earn revenue principally by leasing the properties we own to single corporate tenants, primarily on a triple-net leased basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, contractual rent adjustments, tenant defaults, sales of properties, and changes in foreign currency exchange rates. At September 30, 2012, our portfolio was comprised of our full or partial ownership interests in 321 fully-occupied properties, substantially all of which were triple-net leased to 52 tenants, and totaled approximately 26 million square feet (on a pro rata basis). In addition, we own 51 self-storage properties and retain a fee interest in a hotel property for an aggregate of approximately 4 million square feet. As opportunities arise, we may also make other types of commercial real estate related investments. We were formed in 2007 and are managed by W. P. Carey Inc. (“WPC”) and its subsidiaries (collectively, the “advisor”).

At September 30, 2012, CPA®:17 — Global owned approximately 99.985% of general and limited partnership interests in the Operating Partnership. The remaining 0.015% interest in the operating partnership is held by a subsidiary of WPC.

Public Offerings

Since inception through the termination of our initial public offering on April 7, 2011, upon the effectiveness of our follow-on offering described below, we raised a total of approximately $1.5 billion.

In October 2010, we filed a registration statement on Form S-11 (File No. 333-170225) with the SEC for a continuous public offering, which was declared effective by the SEC on April 7, 2011, terminating our initial public offering. The registration statement also covers the offering of shares of common stock at $9.50 pursuant to our distribution reinvestment and stock purchase plan (“DRIP”). We refer to this continuous public offering as the “follow-on offering.” In August 2012, we reallocated 30 million shares of our common stock ($300.0 million) registered under our DRIP to our follow-on offering. Upon reallocation, we are offering up to $1.5 billion in shares of our common stock, including $175.0 million in shares of common stock through our DRIP. From the beginning of the follow-on offering on April 7, 2011 through September 30, 2012, we raised $960.5 million. We may sell our shares in the follow-on offering until April 7, 2013. Based on current sales projections, we anticipate that we will close the offering on or before January 10, 2013. The offering may close earlier if all of the offering’s shares have been sold. There can be no assurance that all shares will be sold by that date.

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

In the opinion of management, the unaudited financial information for the interim periods presented in this Report reflects all normal and recurring adjustments necessary for a fair statement of results of operations, financial position and cash flows. Our interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2011, which are included in the 2011 Annual Report, as certain disclosures that would substantially duplicate those contained in the audited consolidated financial statements have not been included in this Report. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in our consolidated financial statements and the accompanying notes.

CPA®:17 – Global 9/30/2012 10-Q — 8

Notes to Consolidated Financial Statements

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

During the third quarter of 2012, we determined that the entities related to two construction projects were VIEs as a third-party tenant was deemed to have the power to direct matters that most significantly impact these entities. Our sole purpose is to fund the development, while the tenant has the decision-making power over the construction. We determined that we would continue to consolidate these entities as we remain their primary beneficiary.

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

	September 30, 2012	December 31, 2011
Assets:
Cash and cash equivalents not attributable to consolidated VIE	$4,217	$7,585
Other assets, net not attributable to consolidated VIE	736	2,811
Total assets not attributable to VIE	$4,953	$10,396

Liabilities:
Due to affiliates not attributable to consolidated VIE	$(2,662)	$(1,044)
Distributions payable not attributable to consolidated VIE	(41,712)	(32,288)
Total liabilities not attributable to VIE	$(44,374)	$(33,332)

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

CPA®:17 – Global 9/30/2012 10-Q — 9

Notes to Consolidated Financial Statements

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

Information about International Geographic Areas

At the end of our reporting period, our international investments were comprised of investments primarily in Europe. Foreign currency exposure and risk management are discussed in Note 9. The following tables present information about these investments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues	$20,370	$12,956	$62,006	$38,794
Income from continuing operations before income taxes	8,643	6,587	26,436	20,541
Net income	8,680	5,847	25,655	19,557

	September 30, 2012	December 31, 2011
Net investments in real estate	$994,013	$980,160

Note 3. Agreements and Transactions with Related Parties

Transactions with the Advisor

We have an advisory agreement with the advisor whereby the advisor performs certain services for us under a fee arrangement. On September 28, 2012, following the merger between our advisor and our affiliate, Corporate Property Associates 15 Incorporated (“CPA®:15”), we entered into an amended and restated advisory agreement, which is scheduled to renew annually. The advisory agreement provides for the allocation of the advisor’s personnel expenses on the basis of our revenues and those of the other publicly-owned, non-listed REITs which are managed by our advisor under Corporate Property Associates brand name (the “CPA® REITs”) rather than on an allocation of time charges incurred by the advisor’s personnel on our behalf. The fee structure related to asset management fees, initial acquisition fees, subordinated acquisition fees, and subordinated disposition fees remains unchanged. Additionally, the advisor remains entitled to 10% of our available cash (the “Available Cash Distribution”), which is defined as cash generated from operations, excluding capital proceeds, as reduced by operating expenses and debt service, excluding prepayments and lump-sum or “balloon” payments. In addition, we reimburse the advisor for organization and offering costs incurred in connection with our offering and for certain administrative duties performed on our behalf. We also have certain agreements with affiliates regarding joint investments. The following tables present a summary of fees we paid and expenses we reimbursed to the advisor in accordance with the advisory agreement (in thousands):

CPA®:17 – Global 9/30/2012 10-Q — 10

Notes to Consolidated Financial Statements

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Amounts included in the statements of income:
Asset management fees (a)	$4,906	$3,344	$14,224	$9,274
Distribution of available cash (b)	3,667	1,981	10,225	5,769
Personnel reimbursements (c)	1,181	699	3,322	1,515
Office rent reimbursements (c)	214	135	561	277
	$9,968	$6,159	$28,332	$16,835

Transaction fees incurred:
Current acquisition fees (d)	$4,272	$11,669	$9,853	$22,245
Deferred acquisition fees (d) (e)	3,360	8,216	7,711	16,085
	$7,632	$19,885	$17,564	$38,330

	September 30, 2012	December 31, 2011
Unpaid transaction fees:
Deferred acquisition fees	$18,576	$22,748
Subordinated disposition fees (f)	202	202
	$18,778	$22,950

(a)         Asset management fees are included in Property expenses in the consolidated financial statements. For both 2012 and 2011, the advisor elected to receive its asset management fees in shares of our common stock. At September 30, 2012, the advisor owned 3,446,307 shares, or 1.3% of our outstanding common stock.

(b)         We also pay the advisor up to 10% of the Available Cash, as defined in the limited partnership agreement of the operating partnership, which is defined as cash generated from operations, excluding capital proceeds, as reduced by operating expenses and debt service, excluding prepayments and lump-sum payments.

(c)          Personnel and office rent reimbursements are included in General and administrative expenses in the consolidated financial statements. Based on gross revenues through September 30, 2012, our current share of future annual minimum lease payments under our agreement would be $0.8 million annually through 2016; however, we anticipate that our share of future annual minimum lease payments will increase as we continue to invest the proceeds of our offerings.

(d)         Current and deferred acquisition fees for real estate asset acquisitions were capitalized and included in the cost basis of the assets acquired and for business combinations were expensed and included in General and administrative expenses.

(e)          We made payments of deferred acquisition fees to the advisor totaling $11.9 million and $11.1 million during the nine months ended September 30, 2012 and 2011, respectively.

(f)           These fees, which are subordinated to the performance criterion and certain other provisions included in the advisory agreement, are deferred and are payable to the advisor only in connection with a liquidity event for our stockholders.

The total costs paid by the advisor and its affiliates in connection with the organization and offering of our securities were $19.8 million from inception through September 30, 2012, of which $19.4 million had been reimbursed as of September 30, 2012.

Jointly-Owned Investments and Other Transactions with Affiliates

We own interests in entities ranging from 12% to 85%, as well as jointly-controlled tenancy-in-common interests in properties, with the remaining interests generally held by affiliates. We consolidate certain of these investments and account for the remainder under the equity method of accounting.

During May 2011, we purchased equity interests in three investments: the Hellweg Die Profi-Baumarkte GmbH & Co. KG (“Hellweg 2”) investment, the U-Haul Moving Partners, Inc. and Mercury Partners, LP investment and the Dick’s Sporting Goods, Inc. investment, from one of our affiliates, Corporate Property Associates 14 Incorporated (“CPA®:14”), in connection with the merger of CPA®:14 with and into a subsidiary of another affiliate, Corporate Property Associates 16 — Global Incorporated (the “CPA®:14/16 Merger”) (Note 6).

CPA®:17 – Global 9/30/2012 10-Q — 11

Notes to Consolidated Financial Statements

Note 4. Net Investments in Properties and Real Estate Under Construction

Real Estate

Real estate, which consists of land and buildings leased to others, at cost, and which are subject to operating leases, is summarized as follows (in thousands):

	September 30, 2012	December 31, 2011
Land	$464,804	$390,445
Buildings	1,407,113	1,109,706
Less: Accumulated depreciation	(66,263)	(40,522)
	$1,805,654	$1,459,629

Acquisitions of Real Estate

During the nine months ended September 30, 2012, we entered into the following domestic investments, which were classified as operating leases, at a total cost of $316.1 million, including net lease intangible assets totaling $75.0 million (Note 7) and acquisition-related costs and fees:

•                  an investment for $169.0 million with Blue Cross Blue Shield, Inc (“BCBS”) for eight office facilities;

•                  an investment for $66.9 million with RLJ-McLarty-Landers Automotive Holdings, LLC (“RML”) for nine automotive dealerships;

•                  an investment for $36.3 million with R.R. Donnelley & Sons Company for an office facility;

•                  an investment for $25.0 million with South University for two office facilities;

•                  an investment for $7.0 million with Bearing Technologies, LTD for a manufacturing facility;

•                  an investment for $6.9 million with Clayco Inc for an office facility; and

•                  two follow-on transactions in an existing investment for a total cost of $5.0 million.

In connection with these investments, which we deemed to be real estate asset acquisitions under current authoritative accounting guidance, the purchase price was allocated to the assets acquired, based upon their fair values, and we capitalized acquisition-related costs and fees totaling $15.5 million.

Additionally, we acquired an investment for $14.6 million with Shale-Inland Holdings LLC for a multi-tenant industrial facility. As this acquisition was deemed to be a business combination under current authoritative accounting guidance, we expensed acquisition-related costs and fees totaling $0.8 million, which are included in General and administrative expenses in the consolidated financial statements.

Assets disposed of during the current year period are discussed in Note 13. During this period, the U.S. dollar strengthened against the Euro, as the end-of-period rate for the U.S. dollar in relation to the Euro at September 30, 2012 decreased 0.7% to $1.2860 from $1.2950 at December 31, 2011. The impact of this strengthening was a $3.3 million decrease in Real estate from December 31, 2011 to September 30, 2012.

Operating Real Estate

Operating real estate, which consists primarily of our hotel and self-storage operations, at cost, is summarized as follows (in thousands):

	September 30, 2012	December 31, 2011
Land	$50,214	$43,950
Buildings	151,702	132,478
Furniture, fixtures & equipment	1,222	1,713
Less: Accumulated depreciation	(6,076)	(2,745)
	$197,062	$175,396

CPA®:17 – Global 9/30/2012 10-Q — 12

Notes to Consolidated Financial Statements

Acquisitions of Operating Real Estate

During the nine months ended September 30, 2012, we acquired seven self-storage properties throughout the U. S. for a total cost of $25.3 million, including lease intangible assets of $3.1 million (Note 7). As these acquisitions were deemed to be business combinations under current authoritative accounting guidance, we expensed the acquisition-related costs totaling $0.7 million, which are included in General and administrative expenses in the consolidated financial statements.

Real Estate Under Construction

During the nine months ended September 30, 2012, we entered into three build-to-suit projects, which consisted of the following:

•                  one project with Nippon Sheet Glass Co., Ltd. for the construction of a warehouse located in Poland, which we funded, and placed assets totaling $25.2 million into service, which are now classified as Real Estate, at cost. Amounts are based on the exchange rate of the Euro on the date of acquisition;

•                  one project with Syncreon Logistics Polska Sp. for the construction of an industrial facility located in Poland for a total cost of up to $8.3 million, of which we funded $1.5 million through September 30, 2012. Amounts are based on the exchange rate of the Euro on the date of acquisition; and

•                  one domestic project with Sabre Communications Corp. for the construction of a new facility for a total cost of up to $17.8 million, of which we funded $2.3 million through September 30, 2012.

Amounts above are based on the estimated construction costs at the respective dates of acquisition, including acquisition-related costs and fees. In connection with these investments, which were deemed to be real estate acquisitions under current authoritative accounting guidance, we capitalized acquisition-related costs and fees totaling $3.0 million.

During the nine months ended September 30, 2012, we also funded $29.4 million and placed assets totaling $114.9 million into service, which are now classified as Real Estate, at cost, for projects that we entered into in 2011 and 2010.

In connection with our build-to-suit projects, we capitalized interest totaling $1.3 million during the nine months ended September 30, 2012. At September 30, 2012, the aggregate unfunded commitments on these projects totaled approximately $50.8 million.

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

The following table provides a reconciliation of our asset retirement obligations, which are included in Accounts payable, accrued expenses and other liabilities on the consolidated balance sheets, for the periods presented (in thousands):

	September 30, 2012	December 31, 2011
Balance - beginning of period	$11,453	$1,508
Additions	3,684	9,562
Accretion expense	394	250
Foreign currency translation adjustments and other	292	133
Balance - end of period	$15,823	$11,453

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

CPA®:17 – Global 9/30/2012 10-Q — 13

Notes to Consolidated Financial Statements

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

Notes Receivable

In June 2011, we provided financing of $30.0 million to a developer, BPS Partners, LLC (“BPS”), in connection with the construction of a shopping center, which includes a Walgreens store, in Las Vegas, Nevada. In connection with the loan, we received an option to purchase the second floor of the Walgreens store or to exchange the $30.0 million loan for an equity interest in BPS. This loan is collateralized by the property and personally guaranteed by each of the principals of BPS, has an annual interest rate of 0.5% and matures in September 2013. On its maturity date, if we do not elect to exchange the loan for an equity interest in BPS, we will receive additional interest at an annual rate of 7.5% from inception through maturity as consideration for making the loan. At both September 30, 2012 and December 31, 2011, the balance of this note receivable was $30.0 million.

In December 2010, we provided financing of $40.0 million to China Alliance Properties Limited, a subsidiary of Shanghai Forte Land Co., Ltd (“Forte”). The financing was provided through a collateralized loan that is guaranteed by Forte’s parent company, Fosun International Limited, and has an interest rate of 11% and matures in December 2015. At both September 30, 2012 and December 31, 2011, the balance of the note receivable was $40.0 million.

Credit Quality of Finance Receivables

We generally seek investments in facilities that we believe are critical to each tenant’s business and that we believe have a low risk of tenant defaults. At September 30, 2012 and December 31, 2011, none of the balances of our finance receivables were past due and we had not established any allowances for credit losses. Additionally, there have been no modifications of finance receivables during the nine months ended September 30, 2012. We evaluate the credit quality of our tenant receivables utilizing an internal 5-point credit rating scale, with 1 representing the highest credit quality and 5 representing the lowest. The credit quality evaluation of our tenant receivables was last updated in the third quarter of 2012.

A summary of our finance receivables by internal credit quality rating for the periods presented is as follows (dollars in thousands):

	Number of Tenants at		Net Investments in Direct Financing Leases at
Internal Credit Quality Indicator	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
1	1	1	$2,235	$2,225
2	2	3	60,333	85,857
3	8	6	411,709	374,423
4	—	—	—	—
5	—	—	—	—
			$474,277	$462,505

At September 30, 2012 and December 31, 2011, Other assets, net included $4.0 million and $2.0 million, respectively, of accounts receivable related to amounts billed under these direct financing leases.

	Number of Obligors at		Notes Receivable at
Internal Credit Quality Indicator	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
1	1	1	$30,000	$30,000
2	1	1	40,000	40,000
3	—	—	—	—
4	—	—	—	—
5	—	—	—	—
			$70,000	$70,000

CPA®:17 – Global 9/30/2012 10-Q — 14

Notes to Consolidated Financial Statements

Note 6. Equity Investments in Real Estate

We own equity interests in single-tenant net leased properties that are generally leased to corporations through noncontrolling interests (i) in partnerships and limited liability companies that we do not control but over which we exercise significant influence or (ii) as tenants-in-common subject to common control. Generally, the underlying investments are jointly-owned with affiliates. We account for these investments under the equity method of accounting (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus contributions and other adjustments required by equity method accounting, such as basis differences from other-than-temporary impairments). Under current authoritative accounting guidance for investments in unconsolidated investments, we are required to periodically compare an investment’s carrying value to its estimated fair value and recognize an impairment charge to the extent that the carrying value exceeds fair value.

The following table sets forth our ownership interests in our equity investments in real estate and their respective carrying values (dollars in thousands):

	Ownership Interest	Carrying Value at
Lessee	at September 30, 2012	September 30, 2012	December 31, 2011
C1000 Logistiek Vastgoed B.V. (a) (b)	85%	$83,208	$89,063
U-Haul Moving Partners, Inc. and Mercury Partners, LP (c)	12%	28,233	28,956
Hellweg Die Profi-Baumarkte GmbH & Co. KG(a) (c) (d)	33%	23,424	16,817
Berry Plastics Corporation	50%	18,750	19,411
Tesco plc (a)	49%	16,858	17,923
Eroski Sociedad Cooperativa - Mallorca (a) (c)	30%	9,099	9,158
Dick’s Sporting Goods, Inc.	45%	5,276	5,739
		$184,848	$187,067

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

(d)         In May 2012, we made a contribution of $7.9 million to the investment to repurchase a portion of its outstanding mortgage loan. In connection with the purchase, the entity recognized a net gain on extinguishment of debt of $5.9 million, of which our share was $1.9 million.

The following tables present combined summarized financial information of our equity method investment properties. Amounts provided are the total amounts attributable to the investment properties and do not represent our proportionate share (in thousands):

	September 30, 2012	December 31, 2011
Assets	$1,099,466	$1,125,342
Liabilities	(715,044)	(748,312)
Partners’/members’ equity	$384,422	$377,030

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues	$25,753	$27,032	$84,607	$55,456
Expenses	(20,109)	(20,238)	(60,294)	(42,707)
Net income from continuing operations	$5,644	$6,794	$24,313	$12,749
Net income attributable to equity method investments	$5,644	$6,794	$24,313	$12,749

We recognized income from equity investments in real estate of $1.0 million and $1.2 million for the three months ended September 30, 2012 and 2011, respectively, and $5.2 million and $3.9 million for the nine months ended September 30, 2012 and 2011, respectively. Income from equity investments in real estate represents our proportionate share of the income or losses of these

CPA®:17 – Global 9/30/2012 10-Q — 15

Notes to Consolidated Financial Statements

investments as well as certain depreciation and amortization adjustments related to other-than-temporary impairment charges and basis differentials from acquisitions of certain investments.

Note 7. Intangible Assets and Liabilities

In connection with our acquisition of properties through September 30, 2012, we have net lease intangibles that are being amortized over periods ranging from one year to 37 years. In-place lease, tenant relationship, and above-market rent intangibles are included in Intangible assets, net in the consolidated financial statements. Below-market rent intangibles are included in Prepaid and deferred rental income in the consolidated financial statements.

In connection with our investment activity during the nine months ended September 30, 2012, we have recorded intangibles as follows (in thousands):

	Weighted-Average Life	Amount
Amortizable Intangible Assets
Lease intangibles:
In-place lease	16.5	$88,788
Above-market rent	16.7	13,366
Total intangible assets		$102,154

Amortizable Below-Market Rent Intangible Liabilities
Below-market rent	22.6	$(21,275)
Total intangible liabilities		$(21,275)

Intangible assets and liabilities are summarized as follows (in thousands):

	September 30, 2012	December 31, 2011
Amortizable Intangible Assets
Lease intangibles:
In-place lease	$373,489	$286,913
Tenant relationship	13,079	13,102
Above-market rent	72,158	58,788
Less: accumulated amortization	(46,921)	(24,666)
Total intangible assets	$411,805	$334,137

Amortizable Below-Market Rent Intangible Liabilities
Below-market rent	$(47,969)	$(26,809)
Less: accumulated amortization	2,880	1,187
Total intangible liabilities	$(45,089)	$(25,622)

Net amortization of intangibles, including the effect of foreign currency translation, was $7.3 million and $5.5 million for the three months ended September 30, 2012 and 2011, respectively, and $20.5 million and $12.4 million for the nine months ended September 30, 2012 and 2011, respectively. Amortization of below-market and above-market rent intangibles is recorded as an adjustment to Lease revenues, while amortization of in-place lease and tenant relationship intangibles is included in Depreciation and amortization.

CPA®:17 – Global 9/30/2012 10-Q — 16

Notes to Consolidated Financial Statements

Based on the intangible assets and liabilities recorded at September 30, 2012, scheduled annual net amortization of intangibles for each of the next five years and thereafter is as follows (in thousands):

Years Ending December 31,	Total
2012 (remainder)	$7,570
2013	28,103
2014	25,115
2015	23,326
2016	22,715
Thereafter	259,887
Total	$366,716

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

Derivative Assets and Liabilities — Our derivative assets and liabilities were comprised of interest rate swaps, an interest rate cap, and foreign currency exchange contracts, which are included in Other assets, net and Accounts payable, accrued expenses and other liabilities, respectively, in the consolidated financial statements. The interest rate swaps and cap and foreign currency exchange contracts were measured at fair value using readily observable market inputs, such as quotations on interest rates and foreign currency exchange rates. These derivative instruments were classified as Level 2 because these instruments are custom, over-the-counter contracts with various bank counterparties that are not traded in an active market.

Other Derivative Assets — Our other derivative assets were comprised of stock warrants that were granted to us by lessees in connection with structuring initial lease transactions. The stock warrants are not traded in an active market. We estimated the fair value of stock warrants using internal valuation models that incorporate market inputs and our own assumptions about future cash flows. We classified stock warrants as Level 3.

CPA®:17 – Global 9/30/2012 10-Q — 17

Notes to Consolidated Financial Statements

The following tables set forth our assets and liabilities that were accounted for at fair value on a recurring basis. Assets and liabilities presented below exclude assets and liabilities owned by equity method investments (in thousands):

		Fair Value Measurements at September 30, 2012 Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivative assets	$10,641	$—	$10,641	$—
Money market funds	10,720	10,720	—	—
Other derivative assets	1,353	—	—	1,353
Total	$22,714	$10,720	$10,641	$1,353

Liabilities:
Derivative liabilities	$(19,148)	$—	$(19,148)	$—
Total	$(19,148)	$—	$(19,148)	$—

		Fair Value Measurements at December 31, 2011 Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Derivative assets	$10,945	$—	$10,945	$—
Money market funds	5,997	5,997	—	—
Other derivative assets	1,419	—	—	1,419
Total	$18,361	$5,997	$10,945	$1,419

Liabilities:
Derivative liabilities	$(8,682)	$—	$(8,682)	$—
Total	$(8,682)	$—	$(8,682)	$—

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3 Only)
	Other Derivative Assets
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Beginning balance	$1,419	$1,683	$1,419	$—
Total gains or losses (realized and unrealized):
Included in earnings	(66)	(264)	(66)	(198)
Purchases	—	—	—	1,617
Ending balance	$1,353	$1,419	$1,353	$1,419
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(66)	$(264)	$(66)	$(198)

We did not have any transfers into or out of Level 1, Level 2 and Level 3 measurements during the three and nine months ended September 30, 2012 and 2011. Gains and losses (realized and unrealized) included in earnings are reported in Other income and (expenses) in the consolidated financial statements.

CPA®:17 – Global 9/30/2012 10-Q — 18

Notes to Consolidated Financial Statements

Our other financial instruments had the following carrying values and fair values as of the dates shown (in thousands):

		September 30, 2012		December 31, 2011
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt (a)	3	$1,357,730	$1,391,966	$1,154,254	$1,184,309
Notes receivable (a)	3	70,000	75,729	70,000	71,297
CMBS (b)	3	2,049	3,619	3,777	6,701
Other securities (c)	3	8,301	10,800	1,230	1,230

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

(b)         The carrying value of our commercial mortgage-backed securities (“CMBS”) represents historical cost, as we have deemed these securities to be held-to-maturity, and is inclusive of impairment charges recognized during 2012. There were no purchases or sales during the nine months ended September 30, 2012.

(c)          During June 2012, we acquired equity securities in a warehouse and logistics company for a total cost of $7.1 million, representing a follow-on transaction regarding a $1.2 million investment that we made during 2011.

We estimate that our remaining financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values at both September 30, 2012 and December 31, 2011.

Items Measured at Fair Value on a Non-Recurring Basis

We perform an assessment, when required, of the value of certain of our real estate investments in accordance with current authoritative accounting guidance. As part of that assessment, we determine the valuation of these assets using widely accepted valuation techniques, including expected discounted cash flows or an income capitalization approach, which considers prevailing market capitalization rates. We review each investment based on the highest and best use of the investment and market participation assumptions. We determined that the significant inputs used to value these investments fall within Level 3. As a result of our assessments, we did not recognize any impairment charges on our real estate investments during the nine months ended September 30, 2012 or 2011. The valuation of real estate is subject to significant judgment and actual results may differ materially if market conditions or the underlying assumptions change.

The following table presents information about our other assets that were measured on a fair value. All of the impairment charges were measured using unobservable inputs (Level 3) and were recorded based on market conditions and assumptions that existed at the time (in thousands):

	Three Months Ended September 30, 2012		Three Months Ended September 30, 2011
	Total Fair Value	Total Impairment	Total Fair Value	Total Impairment
Impairment Charges from Continuing Operations	Measurements	Charges	Measurements	Charges
CMBS	$—	$—	$—	$—

	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011
	Total Fair Value	Total Impairment	Total Fair Value	Total Impairment
Impairment Charges from Continuing Operations	Measurements	Charges	Measurements	Charges
CMBS	$—	$2,019	$—	$—

CMBS

During the first quarter of 2012, we incurred other-than-temporary impairment charges on our CMBS portfolio totaling $2.0 million to reduce the carrying values of three CMBS tranches to zero as a result of non-performance and the advisor’s assessment that the likelihood of receiving further interest payments or return of principal was remote.

CPA®:17 – Global 9/30/2012 10-Q — 19

Notes to Consolidated Financial Statements

Note 9. Risk Management and Use of Derivative Financial Instruments

Risk Management

In the normal course of our ongoing business operations, we encounter economic risk. There are three main components of economic risk that impact us: interest rate risk, credit risk and market risk. We are primarily subject to interest rate risk on our interest-bearing assets and liabilities. Credit risk is the risk of default on our operations and tenants’ inability or unwillingness to make contractually required payments. Market risk includes changes in the value of our properties and related loans as well as changes in the value of our other investments due to changes in interest rates or other market factors. In addition, we own investments in the European Union and are subject to the risks associated with changing foreign currency exchange rates.

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

CPA®:17 – Global 9/30/2012 10-Q — 20

Notes to Consolidated Financial Statements

The following table sets forth certain information regarding our derivative instruments for the periods presented (in thousands):

		Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
	Balance Sheet Location	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Derivatives Designated as Hedging Instruments
Foreign currency forwards	Other assets, net	$6,046	$5,206	$—	$—
Foreign currency collars	Other assets, net	4,592	5,657	—	—
Interest rate cap	Other assets, net	3	80	—	—
Foreign currency forwards	Accounts payable, accrued expenses and other liabilities	—	—	(293)	(8,682)
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	—	—	(18,855)	—

Derivatives Not Designated as Hedging Instruments
Stock warrants	Other assets, net	1,353	1,419	—	—
Put options	Other assets, net	—	224	—	—
Put options	Accounts payable, accrued expenses and other liabilities	—	—	—	(224)
Total derivatives		$11,994	$12,586	$(19,148)	$(8,906)

The following tables present the impact of derivative instruments on the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Derivatives in Cash Flow Hedging Relationships
Foreign currency forwards	$(1,777)	$7,574	$(268)	$2,095
Foreign currency collars	(1,119)	—	(1,326)	—
Interest rate cap (a)	242	(129)	576	(382)
Put options	—	—	192	—
Interest rate swaps	(3,780)	(3,589)	(10,109)	(3,862)

Derivatives in Net Investment Hedging Relationships (b)
Foreign currency forward	(769)	—	816	—
Total	$(7,203)	$3,856	$(10,119)	$(2,149)

	Amount of Gain (Loss) Reclassified from Other Comprehensive Income into Income (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships	2012	2011	2012	2011
Foreign currency collars (c)	$273	$—	$1,719	$—
Foreign currency forwards (c)	228	—	366	—
Interest rate cap	(247)	—	(653)	—
Interest rate swaps	(1,164)	—	(2,532)	—
Total	$(910)	$—	$(1,100)	$—

CPA®:17 – Global 9/30/2012 10-Q — 21

Notes to Consolidated Financial Statements

(a)

Includes gains attributable to noncontrolling interests of $0.1 million and $0.3 million for the three and nine months ended September 30, 2012, respectively, and losses of less than $0.1 million and $0.2 million for the three and nine months ended September 30, 2011, respectively.

(b)

The effective portion of the change in fair value and the settlement of these contracts are reported in the foreign currency translation adjustment section of Other comprehensive income until the underlying investment is sold, at which time we reclassify the gain or loss to earnings.

(c)	Gains (losses) reclassified from Other comprehensive income into income for contracts and collars that have matured are included in Other income and (expenses).

		Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives Not in Cash Flow	Location of Gain (Loss)	Three Months Ended September 30,		Nine Months Ended September 30,
Hedging Relationships	Recognized in Income	2012	2011	2012	2011
Interest rate swap (a)	Interest expense	$(18)	$—	$5	$—
Foreign currency contracts	Other income and (expenses)	—	878	—	878
Foreign currency put options	Other income and (expenses)	—	—	(2)	—
Stock warrants	Other income and (expenses)	(66)	(264)	(66)	(198)
Total		$(84)	$614	$(63)	$680

(a)          Relates to the ineffective portion of the hedging relationship.

See below for information on our purposes for entering into derivative instruments and for information on derivative instruments owned by unconsolidated investments, which are excluded from the tables above.

Interest Rate Swaps and Cap

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our investment partners may obtain variable-rate non-recourse and limited recourse mortgage loans and, as a result, may enter into interest rate swap agreements or interest rate cap agreements with counterparties. Interest rate swaps, which effectively convert the variable-rate debt service obligations of the loan to a fixed rate, are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flow over a specific period. The notional, or face, amount on which the swaps are based is not exchanged. An interest rate cap limits the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. Our objective in using these derivatives is to limit our exposure to interest rate movements.

The interest rate swaps and caps that we had outstanding on our consolidated investments at September 30, 2012 were designated as cash flow hedges and are summarized as follows (dollars in thousands):

		Notional	Effective	Effective	Expiration	Fair Value at
	Type	Amount	Interest Rate	Date	Date	September 30, 2012
6-Month Euro Inter-bank offered rate (“Euribor”) (a)	“Pay-fixed” swap	$211,226	4.2%	9/2011	9/2016	$(9,971)
3-Month London Inter-bank offered rate (“LIBOR”) (b)	Interest rate cap	120,139	N/A	8/2009	8/2014	3
1-Month LIBOR	“Pay-fixed” swap	92,400	3.9%	2/2012	2/2017	(2,842)
3-Month LIBOR	“Pay-fixed” swap	25,896	6.6%	1/2010	12/2019	(4,017)
1-Month LIBOR	“Pay-fixed” swap	9,000	5.0%	3/2012	3/2022	(467)
3-Month Euribor (a)	“Pay-fixed” swap	7,555	5.8%	7/2010	11/2017	(602)
3-Month Euribor (a)	“Pay-fixed” swap	4,974	4.3%	6/2012	5/2017	(158)
1-Month LIBOR	“Pay-fixed” swap	4,490	4.6%	6/2012	7/2022	(128)
1-Month LIBOR	“Pay-fixed” swap	4,144	6.0%	1/2011	1/2021	(579)
1-Month LIBOR	“Pay-fixed” swap	1,600	4.8%	12/2011	12/2021	(91)
						$(18,852)

(a)          Amounts are based upon the applicable exchange rate of the Euro at September 30, 2012.

CPA®:17 – Global 9/30/2012 10-Q — 22

Notes to Consolidated Financial Statements

(b)         The applicable interest rate of the related debt was 2.96%, which was below the interest rate of the cap of 4.0% at September 30, 2012. The notional amount and fair value of $54.1 million and less than $0.1 million, respectively, attributable to noncontrolling interests is included in this swap.

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

In order to hedge certain of our foreign currency cash flow exposures, we enter into foreign currency forward contracts and collars. A foreign currency forward contract is a commitment to deliver a certain amount of currency at a certain price on a specific date in the future. By entering into forward contracts, we are locked into a future currency exchange rate for the term of the contract. A foreign currency collar consists of a written call option and a purchased put option to sell the foreign currency. These instruments lock the range in which the foreign currency exchange rate will fluctuate.

The following table presents the foreign currency derivative contracts we had outstanding and their designations at September 30, 2012 (dollars in thousands, except strike price):

	Notional	Strike	Effective	Expiration	Fair Value at
Type	Amount (a)	Price	Date	Date	September 30, 2012
Designated as Cash Flow Hedging Instruments
Collars	$52,709	$1.40 - 1.44	9/2011	12/2012 - 9/2014	$4,592
Forward contracts	57,870	1.39	7/2011	7/2013	4,432
Forward contracts	39,253	1.34 - 1.35	9/2011	3/2013 - 3/2015	1,614
Forward contracts	72,916	1.28 - 1.29	5/2012	12/2014 - 6/2017	(293)
	$222,748				$10,345

(a)          Amounts reflect a Euro/U.S. dollar exchange rate of $1.2860 at September 30, 2012.

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

Other

Amounts reported in Other comprehensive income related to interest rate swaps will be reclassified to interest expense as interest payments are made on our variable-rate debt. Amounts reported in Other comprehensive income related to foreign currency contracts will be reclassified to Other income and (expenses) when the hedged foreign currency proceeds from foreign operations are repatriated to the U.S. At September 30, 2012, we estimate that an additional $6.7 million, inclusive of amounts attributable to noncontrolling interests of $0.5 million, and $2.6 million will be reclassified as interest expense and other income, respectively, during the next 12 months.

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of collateral received, if any. No collateral was received as of September 30, 2012. At September 30, 2012, our total credit exposure and the maximum exposure to any single counterparty was $6.8 million, inclusive of noncontrolling interest.

CPA®:17 – Global 9/30/2012 10-Q — 23

Notes to Consolidated Financial Statements

Some of the agreements we have with our derivative counterparties contain certain credit contingent provisions that could result in a declaration of default against us regarding our derivative obligations if we either default or are capable of being declared in default on certain of our indebtedness. At September 30, 2012, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives that were in a net liability position was $20.0 million and $9.0 million at September 30, 2012 and December 31, 2011, respectively, which included accrued interest and any adjustment for nonperformance risk. If we had breached any of these provisions at either September 30, 2012 or December 31, 2011, we could have been required to settle our obligations under these agreements at their aggregate termination value of $21.9 million or $9.7 million, respectively.

Portfolio Concentration Risk

Concentrations of credit risk arise when a group of tenants is engaged in similar business activities or is subject to similar economic risks or conditions that could cause them to default on their lease obligations to us. We regularly monitor our portfolio to assess potential concentrations of credit risk. While we believe our portfolio is reasonably well diversified, it does contain concentrations in excess of 10%, based on the percentage of our annualized contractual minimum base rent for the third quarter of 2012, in certain areas, as shown in the table below. The percentages in the table below represent our directly-owned real estate properties and do not include our pro rata share of equity investments or noncontrolling interests.

September 30, 2012
Region:
New York	12%
Other U.S.	51%
Total U.S.	63%
Italy	12%
Other Europe	25%
Total Europe	37%
Total	100%

Asset Type:
Office	30%
Warehouse/Distribution	27%
Retail	23%
Industrial	14%
All other	6%
Total	100%

Tenant Industry:
Retail	24%
Media - Printing & Publishing	17%
Grocery	14%
All other	45%
Total	100%

Guarantor/Tenant:
Metro AG (Europe)	11%
New York Times Company (U.S.)	11%

There were no significant concentrations, individually or in the aggregate, related to our unconsolidated jointly-owned investments.

CPA®:17 – Global 9/30/2012 10-Q — 24

Notes to Consolidated Financial Statements

Note 10. Non-Recourse and Limited-Recourse Debt

During the nine months ended September 30, 2012, we obtained non-recourse mortgage financing totaling $214.8 million at a weighted-average annual interest rate and term of 4.6% and 7.9 years, respectively. Of the total:

•                  $155.8 million related to four domestic investments acquired during 2012;

•                  $45.2 million related to four domestic investments acquired during 2011; and

•                  $13.8 million related to two Polish investments acquired in 2011, based on the exchange rate of the Euro on the date of the financing.

Additionally, in connection with one of our self-storage investments during the nine months ended September 30, 2012, we assumed a non-recourse mortgage of $3.6 million.

Non-recourse and limited-recourse debt consists of mortgage notes payable, which are collateralized by an assignment of real property and direct financing leases, with an aggregate carrying value of approximately $2.1 billion at September 30, 2012. At September 30, 2012, our mortgage notes payable bore interest at fixed annual rates ranging from 3.6% to 8.0% and variable effective annual rates ranging from 3.0% to 6.6%, with maturity dates ranging from 2012 to 2031.

Scheduled debt principal payments during the remainder of 2012 and each of the next four calendar years following September 30, 2012 and thereafter are as follows (in thousands):

Years Ending December 31,	Total
2012 (remainder)	$8,871
2013	33,467
2014	35,230
2015	65,005
2016	287,117
Thereafter through 2031	928,820
1,358,510
Unamortized discount, net (a)	(780)
Total	$1,357,730

(a)         Represents the unamortized discount on two notes.

Certain amounts in the table above are based on the applicable foreign currency exchange rate at September 30, 2012. Additionally, due to the strengthening of the U.S. dollar relative to foreign currencies, Non-recourse and limited-recourse debt decreased by $2.0 million from December 31, 2011 to September 30, 2012.

Note 11. Commitments and Contingencies

Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.

Note 12. Income Taxes

We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code. We believe we have operated, and we intend to continue to operate, in a manner that allows us to continue to qualify as a REIT. Under the REIT operating structure, we are permitted to deduct distributions paid to our stockholders and generally will not be required to pay U.S. federal income taxes. Accordingly, no provision has been made for U.S. federal income taxes in the consolidated financial statements.

We conduct business in the various states and municipalities within the U.S. and in Europe, and as a result, we file income tax returns in the U.S. federal jurisdiction and various state and certain foreign jurisdictions.

We account for uncertain tax positions in accordance with current authoritative accounting guidance. At September 30, 2012 and December 31, 2011, we had unrecognized tax benefits of $0.4 million and $0.6 million, respectively, that, if recognized, would have a

CPA®:17 – Global 9/30/2012 10-Q — 25

Notes to Consolidated Financial Statements

favorable impact on our effective income tax rate in future periods. We recognize interest and penalties related to uncertain tax positions in income tax expense. At both September 30, 2012 and December 31, 2011, we had less than $0.1 million of accrued interest related to uncertain tax positions.

Our tax returns are subject to audit by taxing authorities. Such audits can often take years to complete and settle. The tax years 2008 through 2012 remain open to examination by the major taxing jurisdictions to which we are subject.

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

The results of operations for properties that are held for sale or have been sold are reflected in the consolidated financial statements as discontinued operations for all periods presented and are summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues	$—	$128	$108	$801
Expenses	—	(35)	(23)	(298)
Gain on sale of real estate	—	—	740	787
Income from discontinued operations	$—	$93	$825	$1,290

2012 — During the three months ended March 31, 2012, we sold 12 domestic properties for a total cost of $12.7 million, net of selling costs, and recognized a net gain on the sales of the properties totaling $0.7 million.

2011 — During the six months ended June 30, 2011, we sold two Canadian properties for $19.8 million, net of selling costs, and recognized a net gain on the sale of $0.8 million. Amounts are based on the exchange rate of the Canadian dollar on the date of the sale.

CPA®:17 – Global 9/30/2012 10-Q — 26

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

Financial Highlights

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Total revenues	$69,365	$49,115	$203,890	$136,151
Net income attributable to CPA®:17 – Global stockholders	12,295	10,304	37,684	35,582

Cash flow provided by operating activities			125,599	71,237
Cash flow used in investing activities			(417,369)	(644,633)
Cash flow provided by financing activities			601,461	552,825

Distributions paid	38,542	26,832	105,935	72,585

Supplemental financial measure:
Modified funds from operations	29,564	23,474	89,208	69,061

We consider the performance metrics listed above, including Modified funds from operations (“MFFO”), a supplemental measure that is not defined by GAAP (“non-GAAP”), to be important measures in the evaluation of our results of operations, liquidity and capital resources. We evaluate our results of operations with a primary focus on the ability to generate cash flow necessary to meet our objectives of funding distributions to stockholders. See Supplemental Financial Measure below for our definition of this non-GAAP measure and reconciliation to its most directly comparable GAAP measure.

Total revenues and Cash flow from operating activities increased during the current year periods as compared to the same periods in 2011, primarily reflecting our investment activity during 2012 and 2011.

Net income attributable to CPA®:17 — Global stockholders increased for the three and nine months ended September 30, 2012 as compared to the same periods in 2011, primarily as a result of our investment activity during 2012 and 2011.

For the three and nine months ended September 30, 2012 as compared to the same periods in 2011, our MFFO supplemental measure increased, primarily as a result of our investment activity during 2012 and 2011.

Our daily cash distribution for the third quarter of 2012 was $0.0017663 per share, or $0.65 per share on an annualized basis; and was paid on October 16, 2012 to stockholders of record on each day during the third quarter. Our board of directors has declared that our daily cash distribution for the fourth quarter of 2012 will remain at $0.0017663 per share, or $0.65 per share on an annualized basis.

CPA®:17 – Global 9/30/2012 10-Q — 27

The daily distributions for the fourth quarter of 2012 will be paid in aggregate on or about January 15, 2013 to stockholders of record on each day during the fourth quarter.

Current Trends

General Economic Environment

We are impacted by macro-economic environmental factors, the capital markets, and general conditions in the commercial real estate market, both in the U.S. and globally. Despite prior signs of economic stabilization in the U.S., we believe that a lack of political consensus with respect to U.S. and European fiscal policy has impacted investor and consumer confidence. It is not possible to predict with certainty the outcome of these trends. Nevertheless, our views of the effects of the current financial and economic trends on our business, as well as our response to those trends, are presented below.

Foreign Exchange Rates

We have foreign investments, primarily in Europe, and, as a result, are impacted by fluctuations in foreign currency exchange rates. Our results of foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to foreign currencies. For the nine months ended September 30, 2012, our revenue denominated in Euro was $58.3 million. International investments carried on our balance sheet are marked to the spot exchange rate as of the balance sheet date. The U.S. dollar strengthened at September 30, 2012 versus the spot rate at December 31, 2011. The Euro/U.S. dollar exchange rate at September 30, 2012 was $1.286, a 0.7% decrease from the December 31, 2011 rate of $1.2950. This strengthening had an unfavorable impact on our balance sheet at September 30, 2012 as compared to our balance sheet at December 31, 2011.

The operational impact of currency fluctuations on our international investments is measured throughout the year. Due to the decline of the Euro to the U.S. dollar, the average rate we utilized to measure these operations decreased by 8.9% during the nine months ended September 30, 2012 versus the same period in 2011. This decrease had an unfavorable impact on our results of operations in the current year period as compared to the prior year period. See Item 3 for a discussion of our foreign currency hedges.

Capital Markets

Domestically, new issuances of CMBS debt and increasing capital inflows to both commercial real estate debt and equity markets helped increase the availability of mortgage financing and sustained transaction volume during the past few quarters. We continue to observe that the cost for domestic debt has declined while events in the Euro-zone have impacted the price and availability of financing in certain international markets and have affected global commercial real estate capitalization rates, which vary depending on a variety of factors, including asset quality, tenant credit quality, geography and lease term.

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

We entered into investments totaling approximately $415.9 million during the nine months ended September 30, 2012, a decrease of $563.4 million over the prior year period due to lower investment volume in the current period. Based on current conditions, we expect that we will be able to continue to take advantage of the investment opportunities we are seeing in both the U.S. and internationally through the near term. International investments comprised 8% (on a pro rata basis) of total investments structured during the nine months ended September 30, 2012. While international activity fluctuates from quarter to quarter, we currently expect that such transactions will continue to form a significant portion of our investments, although the relative portion of international investments in any given period will vary.

CPA®:17 – Global 9/30/2012 10-Q — 28

We calculate net operating income for each investment we make as the rent that we receive from a tenant, less debt service for any financing obtained for our investment in such property. The capitalization rate for an investment is a function of the purchase price that we are willing to pay for an investment, the rent that the tenant is willing to pay and the risk we are willing to assume. In our target markets, we have recently seen capitalization rates in the U.S. ranging from 6% to 12% in the U.S. and internationally. The variability is due largely to the quality of the underlying assets, tenant credit quality, and the terms of the leases and their geographic markets. Additionally, we have observed that capitalization rates for commoditized transactions are within the lower end of these ranges while the higher end is comprised of off-market deals requiring specialized knowledge.

Financing Conditions

We are impacted by the cost and availability of financing. Stabilization in the U.S. credit and real estate financing markets has resulted in lower costs for domestic financing while the ongoing sovereign debt issues in Europe have had the impact of increasing the cost of debt in certain international markets and made it more challenging for us to obtain debt for certain international deals. During the nine months ended September 30, 2012, we obtained non-recourse mortgage financing totaling $214.8 million.

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

Credit Quality of Tenants

As a net lease investor, we are exposed to credit risk within our tenant portfolio, which can reduce our results of operations and cash flow from operations if our tenants are unable to pay their rent. Tenants experiencing financial difficulties may become delinquent on their rent and/or default on their leases and, if they file for bankruptcy protection, may reject our lease in bankruptcy court, resulting in reduced cash flow, which may negatively impact estimated net asset value per share (“NAV”) and require us to incur impairment charges. Even where a default has not occurred and a tenant is continuing to make the required lease payments, we may restructure or renew leases on less favorable terms, or the tenant’s credit profile may deteriorate, which could affect the value of the leased asset and could in turn require us to incur impairment charges.

Despite the apparent stabilization in domestic general business conditions over the past few quarters, which had a favorable impact on the overall credit quality of our tenants, we believe that there still remain significant risks to an economic recovery in the Euro-zone and its impact on the global economy. As of the date of this Report, we have no significant exposure to tenants operating under bankruptcy protection. It is possible, however, that tenants may file for bankruptcy or default on their leases in the future and that economic conditions may again deteriorate.

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

Inflation

Inflation impacts our lease revenues because our leases generally have rent adjustments that are either fixed or based on formulas indexed to changes in the Consumer Price Index (“CPI”) or other similar indices for the jurisdiction in which the property is located. Because these rent adjustments may be calculated based on changes in the CPI over a multi-year period, changes in inflation rates can have a delayed impact on our results of operations. We have seen relatively low inflation in the U.S. during the past few quarters.

CPA®:17 – Global 9/30/2012 10-Q — 29

Lease Expirations and Occupancy

Our leases are in their early stages, with no significant leases scheduled to expire or renew in the near term. The advisor actively manages our real estate portfolio and generally begins discussing options with tenants in advance of scheduled lease expirations. In certain cases, we may obtain lease renewals from our tenants; however, tenants may elect to move out at the end of their term or may elect to exercise purchase options, if any, in their leases. In cases where tenants elect not to renew, we may seek replacement tenants or try to sell the property. Our investments were fully occupied at both September 30, 2012 and December 31, 2011, reflecting a portfolio of primarily new tenants.

Investor Capital Inflows

We are currently in our offering period and our ability to acquire assets and maintain portfolio diversification depends on our ability to raise funds.

During the third quarter, investor capital inflows for non-listed REITs overall increased 9.3% compared to the prior quarter. During the second and third quarters of 2012, we raised $186.0 million and $179.2 million, respectively, reflecting a decrease of 3.7%. Since inception through the termination of our initial public offering on April 7, 2011, we raised a total of more than $1.5 billion. From the beginning of our follow-on offering on April 7, 2011 through September 30, 2012, we have raised an additional $960.5 million (Note 1).

Results of Operations

The results of operations presented below for the three and nine months ended September 30, 2012 are not expected to be representative of future results because we anticipate that our asset base will increase as we continue to invest capital. As our asset base increases, we expect that property-related revenues and expenses, as well as general and administrative expenses and other revenues and expenses, will increase.

We are dependent upon proceeds received from our follow-on offering to conduct our proposed activities. The capital required to make investments will be obtained from the follow-on offering and from any mortgage indebtedness that we may incur in connection with our investment activity.

The following table presents the components of our lease revenues (in thousands):

	Nine Months Ended September 30,
	2012	2011
Rental income	$127,253	$85,401
Interest income from direct financing leases	40,003	36,319
	$167,256	$121,720

CPA®:17 – Global 9/30/2012 10-Q — 30

The following table sets forth the net lease revenues (i.e., rental income and interest income from direct financing leases) that we earned from lease obligations through our direct ownership of real estate (in thousands):

	Nine Months Ended September 30,
Lessee (Date Acquired or Placed in Service)	2012	2011
Metro Cash & Carry Italia S.p.A. (9/2011) (a)	$21,781	$252
The New York Times Company (3/2009) (b)	20,600	20,869
General Parts Inc., Golden State Supply LLC, Straus-Frank Enterprises LLC, General Parts Distribution LLC and Worldpac Inc., collectively “CARQUEST” (12/2010)	14,477	14,428
Agrokor d.d. (11/2011, 12/2010, 4/2010) (a)	14,404	11,924
Blue Cross and Blue Shield of Minnesota, Inc. (1/2012)	9,692	—
Terminal Freezers, LLC (1/2011)	7,732	7,899
Eroski Sociedad Cooperativa (6/2010, 2/2010, 12/2009) (a)	7,630	8,223
DTS Distribuidora de Television Digital SA (12/2010) (a)	6,544	6,966
LifeTime Fitness, Inc. (9/2008)	5,136	5,134
Flanders Corporation (12/2011, 4/2011)	4,939	2,744
Flint River Services, LLC (11/2010)	3,804	3,805
Angelica Corporation (3/2010)	3,780	3,745
Frontier Spinning Mills, Inc. (12/2008) (b)	3,420	3,375
The Sun Products Corp (9/2011)	3,380	—
McKesson Corporation (formerly US Oncology, Inc.) (12/2009)	3,141	3,142
BPS Partners, LLC (2/2012)	2,997	—
JP Morgan Chase Bank, National Association and AT&T Wireless Services (5/2010)	2,997	2,950
Actebis Peacock GmbH (7/2008) (a)	2,973	3,190
Kronos Products, Inc. (1/2010)	2,904	2,867
Wagon Automotive Nagold GmbH (8/2008) (a) (c)	2,806	2,013
Harbor Freight Tools, USA, Inc. (3/2011) (c)	2,525	1,908
Sabre Communications Corporation and Cellxion, LLC (3/2012, 6/2010, 8/2008)	2,401	2,123
Laureate Education, Inc. (7/2008)	2,224	2,179
TDG Limited (5/2010, 4/2010)	2,160	2,105
Mori Seiki USA, Inc. (12/2009)	2,108	2,108
Berry Plastics Corporation (4/2011, 3/2010)	2,090	1,849
National Express Limited (12/2009)	1,598	1,565
Other (a) (b)	7,013	4,357
	$167,256	$121,720

(a)

Amounts are subject to fluctuations in foreign currency exchange rates. The average conversion rate for the U.S. dollar in relation to the Euro during the nine months ended September 30, 2012 decreased by approximately 8.9% in comparison to the same period in 2011, resulting in a negative impact on lease revenues for our Euro-denominated investments in the current year period.

(b)

These revenues are generated in consolidated investments, generally with our affiliates, and on a combined basis, include revenues applicable to noncontrolling interests totaling $12.3 million and $12.4 million for the nine months ended September 30, 2012 and 2011, respectively.

(c)	This increase was due to a CPI-based rent increase.

CPA®:17 – Global 9/30/2012 10-Q — 31

We recognize income from equity investments in real estate, of which lease revenues are a significant component. The following table sets forth the net lease revenues earned by these investments from both continuing and discontinued operations. Amounts provided are the total amounts attributable to the investments and do not represent our proportionate share (dollars in thousands):

	Ownership Interest	Nine Months Ended September 30,
Lessee (Date Acquired)	at September 30, 2012	2012	2011
Hellweg Die Profi-Baumarkte GmbH & Co. KG (5/2011) (a) (b)	33%	$25,780	$15,648
U-Haul Moving Partners, Inc. and Mercury Partners, LP (5/2011) (b)	12%	24,276	13,484
C1000 Logistiek Vastgoed B.V. (1/2011) (a)	85%	10,773	10,946
Tesco plc (7/2009) (a)	49%	5,379	5,802
Berry Plastics Corporation (12/2007) (c)	50%	5,240	4,968
Dick’s Sporting Goods, Inc. (5/2011) (b)	45%	2,486	1,309
Eroski Sociedad Cooperativa - Mallorca (6/2010) (a)	30%	2,235	2,452
		$76,169	$54,609

(a)

Amounts are subject to fluctuations in foreign currency exchange rates. The average conversion rate for the U.S. dollar in relation to the Euro during the nine months ended September 30, 2012 decreased by approximately 8.9% in comparison to the same period in 2011, resulting in a negative impact on lease revenues for our Euro-denominated investments in the current year period.

(b)	We acquired our interest in this venture in May 2011 from CPA®:14 (Note 3).
(c)	We also consolidate an investment with one of our affiliates that leases another property to this lessee.

Lease Revenues

As of September 30, 2012, 51% of our net leases, based on annualized contractual minimum base rent, provide for adjustments based on formulas indexed to changes in the CPI, or other similar indices for the jurisdiction in which the property is located, some of which have caps and/or floors. In addition, 42% of our net leases on that same basis have fixed rent adjustments with contractual minimum base rent scheduled to increase by an average of 2% in the next 12 months. We own international investments and, therefore, lease revenues from these investments are subject to fluctuations in exchange rate movements in foreign currencies, primarily the Euro.

During the three months ended September 30, 2012, we signed 12 new leases totaling approximately 1.3 million square feet with new tenants and we did not modify any existing leases. The average new rent for these leases was $10.24 per square foot. There were no tenant improvement allowances or concessions related to any of these leases.

During the nine months ended September 30, 2012, we signed 21 leases totaling approximately 5.0 million square feet of leased space. Of these leases, 16 were with new tenants and five were lease modifications with existing tenants. The average new rent for these leases was $7.86 per square foot and the average former rent was $4.33 per square foot. There were no tenant improvement allowances or concessions related to any of these leases.

For the three and nine months ended September 30, 2012 as compared to the same periods in 2011, lease revenues increased by $15.3 million and $45.5 million, respectively, primarily due to our investment activity during 2012 and 2011, which contributed revenues of $14.6 million and $45.4 million, respectively. These increases were partially offset by fluctuations in foreign currency exchange rates, which reduced lease revenues by $1.4 million and $3.1 million, respectively.

Other Real Estate Operations

Other real estate operations represent the results of operations (revenues and operating expenses) of our hotel investment and 51 self-storage properties. For the three and nine months ended September 30, 2012 as compared to the same periods in 2011, Other real estate income increased by $4.4 million and $22.1 million, respectively, and Other real expenses increased by $2.9 million and $13.7 million, respectively. The increases were primarily due to the acquisition of 44 self-storage properties during the second, third, and fourth quarters of 2011, one hotel property during the fourth quarter of 2011, and seven self-storage properties during the second and third quarters of 2012.

CPA®:17 – Global 9/30/2012 10-Q — 32

Depreciation and Amortization

For the three and nine months ended September 30, 2012 as compared to the same periods in 2011, depreciation and amortization increased by $6.3 million and $20.8 million, respectively, as a result of investments we entered into during 2012 and 2011.

General and Administrative

For the three months ended September 30, 2012 as compared to the same period in 2011, general and administrative expense decreased by $0.3 million, primarily due to acquisition-related fees of $1.0 million related to the acquisition of self-storage properties and $0.4 million related to the allowance for bad debts for three non-performing CMBS securities during 2011, partially offset by increases of $0.5 million for both professional expenses and management expenses in the current year period. Professional fees include legal, accounting and investor-related expenses, and transfer agent fees incurred in the normal course of business. Management expenses include our reimbursements to the advisor for the allocated costs of personnel and overhead in providing management of our day-to-day operations.

For the nine months ended September 30, 2012 as compared to the same period in 2011, general and administrative expense increased by $1.3 million, primarily due to increases of $3.0 million and $1.8 million in professional fees and management expenses, respectively. These increases were partially offset by a decrease in acquisition-related fees due to $3.7 million of fees related to the acquisition of 44 self-storage properties acquired during 2011.

Property Expenses

For the three and nine months ended September 30, 2012 as compared to the same periods in 2011, property expenses increased by $2.9 million and $8.8 million, respectively, primarily due to increases in asset management fees of $1.6 million and $4.9 million, respectively, as a result of 2012 and 2011 investment volume, which increased the asset base from which the advisor earns a fee. In addition, other property expenses increased by $0.7 million and $2.4 million, respectively, as a result of investments we entered into in 2012 and 2011.

Impairment Charges

During the nine months ended September 30, 2012, we incurred other-than-temporary impairment charges of $2.0 million to reduce the carrying values of three CMBS tranches to zero as a result of non-performance and the advisor’s assessment that the likelihood of receiving further interest payments or return of principal was remote.

Income from Equity Investments in Real Estate

Income from equity investments in real estate represents our proportionate share of net income or loss (revenue less expenses) from investments entered into with affiliates or third parties in which we have a noncontrolling interest but over which we exercise significant influence.

For the three months ended September 30, 2012 as compared to the same period in 2011, income from equity investments in real estate decreased by $0.3 million primarily due to a change in foreign trade tax expense related to Hellweg 2, one of the jointly-owned investments we acquired in May 2011 from CPA®:14.

For the nine months ended September 30, 2012 as compared to the same period in 2011, income from equity investments in real estate increased by $1.3 million primarily due to our $1.9 million share of a gain on the extinguishment of debt recognized by a jointly-owned investment and an increase in income of $1.1 million related to the jointly-owned investments we acquired in May 2011 from CPA®:14, partially offset by an increase of $1.6 million recognized on those investments due to the amortization of basis differences on the related properties during the current year period.

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

CPA®:17 – Global 9/30/2012 10-Q — 33

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

For the three and nine months ended September 30, 2012, net Other income increased by $0.4 million and $1.6 million, respectively, compared to the same periods in 2011, primarily due to interest income recognized on higher cash balances.

Interest Expense

For the three and nine months ended September 30, 2012 as compared to the same periods in 2011, interest expense increased by $5.4 million and $16.9 million, respectively, primarily as a result of mortgage financing obtained and assumed in connection with our investment activity during 2012 and 2011.

Discontinued Operations

During the nine months ended September 30, 2012, we recognized income from discontinued operations of $0.8 million primarily due to a net gain on the sale of properties of $0.7 million.

During the nine months ended September 30, 2011, we recognized income from discontinued operations of $1.3 million, primarily due to a net gain on the sale of properties of $0.8 million and income generated from the operations of these properties of $0.5 million. Amounts are based on the exchange rate of the Canadian dollar on the date of the sale.

Net Income Attributable to Noncontrolling Interests

For the three and nine months ended September 30, 2012 as compared to the same periods in 2011, net income attributable to noncontrolling interests increased by $2.0 million and $5.1 million, respectively, primarily due to an increase in cash distributions paid to the advisor as a result of our 2012 and 2011 investment activity. As discussed in Note 3 to the consolidated financial statements, the advisor owns a special general partner interest in our operating partnership entitling it to up to 10% of the Available Cash of our operating partnership.

Net Income Attributable to CPA®:17 — Global Stockholders

For the three and nine months ended September 30, 2012 as compared to the same periods in 2011, the resulting net income attributable to CPA®:17 — Global stockholders increased by $2.0 million and $2.1 million, respectively.

Modified Funds from Operations

MFFO is a non-GAAP measure that we use to evaluate our business. For a definition of MFFO and reconciliation to net income attributable to CPA®:17 — Global stockholders, see Supplemental Financial Measures below. For the three and nine months ended September 30, 2012 as compared to the same periods in 2011, MFFO increased by $6.1 million and $20.1 million, respectively, primarily as a result of our investment activity during 2012 and 2011.

Financial Condition

Sources and Uses of Cash During the Period

We expect to continue to invest the proceeds of our public offerings in a diversified portfolio of income-producing commercial properties and other real estate related assets. We use the cash flow generated from our investments to meet our operating expenses, service debt and fund distributions to our stockholders. Our cash flows fluctuate period to period due to a number of factors, which may include, among other things, the timing of purchases and sales of real estate, the timing of the receipt of the proceeds from and the repayment of non-recourse and limited-recourse mortgage loans and receipt of lease revenues, the advisor’s annual election to receive fees in shares of our common stock or cash, the timing and characterization of distributions received from equity investments in real estate, the timing of payments of distributions of available cash to the advisor, and changes in foreign currency exchange rates. Despite these fluctuations, we believe our net leases and other real estate related assets will generate sufficient cash from operations and from equity distributions in excess of equity income in real estate to meet our normal recurring short-term and long-term liquidity needs. However, until we have fully invested the proceeds of our offerings, we have used, and expect in the future to use a portion of

CPA®:17 – Global 9/30/2012 10-Q — 34

the offering proceeds to fund our operating activities and distributions to our stockholders (see Financing Activities below). We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the period are described below.

Operating Activities

During the nine months ended September 30, 2012, we used cash flows provided by operating activities of $125.6 million to fund cash distributions paid to our stockholders of $54.6 million, excluding $51.3 million in dividends that were reinvested in shares of our common stock by stockholders through our DRIP, and to pay distributions of $17.4 million to affiliates that hold noncontrolling interests in various entities with us. For 2012, the advisor has elected to continue to receive its asset management fees in shares of our common stock, and as a result, we paid asset management fees of $15.4 million through the issuance of stock rather than in cash.

Investing Activities

Our investing activities are generally comprised of real estate-related transactions (purchases and sales), payment of deferred acquisition fees to the advisor and capitalized property-related costs. During the nine months ended September 30, 2012, we used offering proceeds of $402.6 million primarily to acquire several consolidated investments and to fund construction costs on several build-to-suit projects (Note 4). We contributed $7.9 million to a jointly-owned investment, Hellweg 2, to repurchase a portion of its outstanding mortgage loan. We received $10.4 million in distributions from our equity investments in real estate in excess of cumulative equity in net income and proceeds of $12.7 million from the sale of 12 domestic properties. Funds totaling $34.5 million and $24.4 million, respectively, were invested in and released from lender-held investment accounts. We recovered $2.7 million of foreign VAT during the nine months ended September 30, 2012, including amounts paid in prior years. Payments of deferred acquisition fees to the advisor totaled $11.9 million. We also used $7.1 million to acquire equity securities in a warehouse and logistics company (Note 8).

Financing Activities

As noted above, during the nine months ended September 30, 2012, we received $526.2 million in net proceeds from our follow-on public offering and $214.8 million in proceeds from mortgage financings related to 2012 and 2011 investment activity, primarily including $92.4 million obtained in connection with the BCBS acquisition and $37.8 million obtained in connection with the RML acquisition. We paid distributions to our stockholders and to affiliates that hold noncontrolling interests in various entities with us. We also made scheduled mortgage principal installments of $13.1 million. We also used $12.2 million to repurchase shares through our redemption plan, as described below.

Our objectives are to generate sufficient cash flow over time to provide our stockholders with increasing distributions and to seek investments with potential for capital appreciation throughout varying economic cycles. During the nine months ended September 30, 2012, we declared distributions to our stockholders totaling $115.4 million, which were comprised of cash distributions of $59.7 million and $55.7 million of distributions reinvested by stockholders through the DRIP. In determining our distribution policy during the periods we are raising funds and investing capital, we place primary emphasis on projections of cash flow from operations, together with equity distributions in excess of equity income in real estate, from our investments, rather than on historical results of operations (though these and other factors may be a part of our consideration). In setting a distribution rate, we thus focus primarily on expected returns from those investments we have already made, as well as our anticipated rate of future investment, to assess the sustainability of a particular distribution rate over time.

We maintain a quarterly redemption plan pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from stockholders seeking liquidity. During the nine months ended September 30, 2012, we redeemed 1,294,681 shares of our common stock pursuant to our redemption plan at a weighted-average price of $9.42 per share. For the three months ended September 30, 2012, we received requests to redeem 611,671 shares of our common stock pursuant to our redemption plan, all of which were redeemed during the current period except for 20,000 of these shares that were redeemed in the following quarter.

Liquidity is affected adversely by unanticipated costs, lower-than-anticipated fundraising and greater-than-anticipated operating expenses. To the extent that our cash reserves are insufficient to satisfy our cash requirements, additional funds may be provided from cash generated from operations. In addition, we may incur indebtedness in connection with the acquisition of any property, refinancing the debt thereon, arranging for the leveraging of any previously unfinanced property, or reinvesting the proceeds from financings or refinancings of additional properties.

CPA®:17 – Global 9/30/2012 10-Q — 35

Summary of Financing

The table below summarizes our non-recourse and limited-recourse debt (dollars in thousands):

	September 30, 2012	December 31, 2011
Balance
Fixed rate	$869,608	$772,259
Variable rate (a)	488,122	381,995
Total	$1,357,730	$1,154,254

Percent of total debt
Fixed rate	64%	67%
Variable rate (a)	36%	33%
	100%	100%
Weighted-average interest rate at end of period
Fixed rate	6.0%	6.1%
Variable rate (a)	4.0%	4.0%

(a)

Variable-rate debt at September 30, 2012 consisted of (i) $361.3 million that was effectively converted to fixed-rate debt through interest rate swap derivative instruments, (ii) $120.1 million that was subject to an interest rate cap, but for which the applicable interest rate was below the interest rate of the cap at September 30, 2012, and (iii) $6.7 million in mortgage loan obligations that bore interest at fixed rates but have interest rate reset features that may change the interest rates to then-prevailing market fixed rates at certain points during their term.

Cash Resources

At September 30, 2012, our cash resources consisted of cash and cash equivalents totaling $490.7 million. Of this amount, $51.6 million, at then-current exchange rates, was held in foreign subsidiaries, but we could be subject to restrictions or significant costs should we decide to repatriate these amounts. We also had unleveraged properties that had an aggregate carrying value of $372.7 million at September 30, 2012, although there can be no assurance that we would be able to obtain financing for these properties. We expect to continue to receive funds raised in our follow-on offering through the closing of that offering, which is currently anticipated to occur on or before January 18, 2013. Our cash resources may be used for future investments, and can be used for working capital needs and other commitments.

Cash Requirements

During the next 12 months, we expect that cash payments will include paying distributions to our stockholders and to our affiliates that hold noncontrolling interests in entities we control, making scheduled mortgage loan principal payments, reimbursing the advisor for costs incurred on our behalf, and paying normal recurring operating expenses. Balloon payments on our mortgage loan obligations totaling $4.5 million will be due during the next 12 months. In addition, our share of balloon payments due during the next 12 months on our unconsolidated jointly-owned investments totals $77.1 million. We expect to continue to use funds raised from our follow-on offering to invest in new properties through the closing of that offering, which is currently anticipated to occur on or before January 18, 2013.

CPA®:17 – Global 9/30/2012 10-Q — 36

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements and other contractual obligations at September 30, 2012 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Non-recourse and limited-recourse debt — principal (a)	$1,358,510	$24,205	$113,040	$489,375	$731,890
Deferred acquisition fees	18,576	11,735	6,841	—	—
Interest on borrowings and deferred acquisition fees	442,056	72,233	136,910	111,841	121,072
Subordinated disposition fees (b)	202	—	—	—	202
Capital commitments (c)	59,143	43,619	15,524	—	—
Operating and other lease commitments (d)	12,437	1,798	3,650	2,954	4,035
	$1,890,924	$153,590	$275,965	$604,170	$857,199

(a)	Excludes $0.8 million of unamortized discount on two notes, which was included in Non-recourse and limited-recourse debt at September 30, 2012.
(b)

Payable to the advisor, subject to meeting contingencies, in connection with any liquidity event for our stockholders. There can be no assurance that any liquidity event will be achieved in this time frame.

(c)

Capital commitments relate to two current build-to-suit projects, three build-to-suit projects that had been placed into service as of September 30, 2012, and two projects with other capital commitments. As of September 30, 2012, the total estimated construction costs were $229.1 million in the aggregate, of which $170.0 million had been completed at that date. Amounts are based on the exchange rate of the Euro at September 30, 2012, as applicable.

(d)

Operating and other lease commitments consist of rental obligations under ground leases and our share of future minimum rents payable under an office cost-sharing agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities as well as future minimum rents payable under a lease executed in June 2010 (denominated in British Pound Sterling) in conjunction with an investment in the United Kingdom. Amounts under the cost-sharing agreement are allocated among the entities based on gross revenues and are adjusted quarterly. We anticipate that our share of future minimum lease payments will increase as we continue to invest the proceeds of our follow-on offering.

Amounts in the table above related to our foreign operations are based on the exchange rate of the local currencies at September 30, 2012, which consisted primarily of the Euro. At September 30, 2012, we had no material capital lease obligations for which we were the lessee, either individually or in the aggregate.

Equity Investments

We have investments in unconsolidated investments that own single-tenant properties net leased to corporations. Generally, the underlying investments are jointly-owned with our affiliates. Summarized financial information for these investments and our ownership interest in the investments at September 30, 2012 is presented below. Summarized financial information provided represents the total amounts recorded by the investees and does not represent our proportionate share (dollars in thousands):

	Ownership Interest		Total Third-
Lessee	at September 30, 2012	Total Assets	Party Debt	Maturity Date
C1000 Logistiek Vastgoed B.V. (a)	85%	$188,600	$90,663	3/2013
U-Haul Moving Partners, Inc. and Mercury Partners, LP	12%	281,392	152,307	5/2014
Tesco plc (a)	49%	80,886	42,521	6/2016
Hellweg Die Profi-Baumarkte GmbH & Co. KG (a)	33%	417,965	321,086	4/2017
Berry Plastics Corporation	50%	74,514	27,579	6/2020
Dick’s Sporting Goods, Inc.	45%	26,217	21,244	1/2022
Eroski Sociedad Cooperativa - Mallorca (a)	30%	29,892	—	N/A
		$1,099,466	$655,400

CPA®:17 – Global 9/30/2012 10-Q — 37

(a)	Dollar amounts shown are based on the exchange rate of the Euro at September 30, 2012.

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

CPA®:17 – Global 9/30/2012 10-Q — 38

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

CPA®:17 – Global 9/30/2012 10-Q — 39

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

CPA®:17 – Global 9/30/2012 10-Q — 40

FFO and MFFO were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income attributable to CPA®:17 — Global stockholders	$12,295	$10,304	$37,684	$35,582
Adjustments:
Depreciation and amortization of real property	17,345	11,367	47,997	28,197
Gain on sale of real estate	—	—	(740)	(787)
Proportionate share of adjustments to equity in net income of partially-owned entities to arrive at FFO:
Depreciation and amortization of real property	4,011	4,476	12,457	9,740
Loss (gain) on sale of real estate, net	—	3	—	—
Proportionate share of adjustments for noncontrolling interests to arrive at FFO	(145)	(164)	(424)	(490)
Total adjustments	21,211	15,682	59,290	36,660
FFO — as defined by NAREIT	33,506	25,986	96,974	72,242
Adjustments:
Other non-real estate depreciation, amortization and non-cash charges	(178)	(1,069)	827	(624)
Straight-line and other rent adjustments (a)	(3,364)	(3,410)	(10,581)	(9,537)
Impairment charges (b)	—	—	2,019	—
Acquisition expenses (c)	1,598	2,346	3,323	6,374
Above-market rent intangible lease amortization, net (d)	96	461	629	1,408
Amortization of premiums on debt investments, net	35	37	104	111
Realized gains on foreign currency, derivatives and other (e)	(1,630)	(1,032)	(3,299)	(1,620)
Proportionate share of adjustments to equity in net income of partially-owned entities to arrive at MFFO:
Other non-real estate depreciation, amortization and non-cash charges	2	—	11	1
Straight-line and other rent adjustments (a)	(11)	(55)	(39)	(239)
Gain on extinguishment of debt (f)	—	—	(1,914)	—
Acquisition expenses (c)	80	64	208	170
Above (below)-market rent intangible lease amortization, net (d)	47	(4)	60	8
Realized (gains) losses on foreign currency, derivatives and other (e)	(9)	1	8	(4)
Proportionate share of adjustments for noncontrolling interests to arrive at MFFO	(608)	149	878	771
Total adjustments	(3,942)	(2,512)	(7,766)	(3,181)
MFFO	$29,564	$23,474	$89,208	$69,061

(a)

Under GAAP, rental receipts are allocated to periods using an accrual basis. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), management believes that MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, provides insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

(b)

Impairment charges were incurred on our CMBS portfolio and are considered non-real estate impairments. As such, these impairment charges were not included in our computation of FFO as defined by NAREIT but are included as an adjustment in arriving at MFFO as these charges are not directly related or attributable to our operations.

(c)

In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative

CPA®:17 – Global 9/30/2012 10-Q — 41

effects on returns to stockholders, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property.

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

(f)	Relates to our share of gain on the extinguishment of debt recognized by a jointly-owned investment (Note 6).

CPA®:17 – Global 9/30/2012 10-Q — 42

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

Generally, we do not use derivative instruments to hedge credit/market risks or for speculative purposes. However, from time to time, we may enter into foreign currency derivative contracts to hedge our foreign currency cash flow exposures.

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

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain non-recourse mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our joint investment partners may obtain variable-rate non-recourse mortgage loans and, as a result, may enter into interest rate swap agreements or interest rate cap agreements with lenders that effectively convert the variable-rate debt service obligations of the loan to a fixed rate. Interest rate swaps are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flows over a specific period, and interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments designated as cash flow hedges on the forecasted interest payments on the debt obligation. The notional, or face, amount on which the swaps or caps are based is not exchanged. Our objective in using these derivatives is to limit our exposure to interest rate movements. At September 30, 2012, we estimate that the net fair value of our interest rate cap and interest rate swaps, which are included in Other assets, net and Accounts payable, accrued expenses and other liabilities, respectively, in the consolidated financial statements, was in a net liability position of $18.9 million (Note 9).

At September 30, 2012, all of our debt either bore interest at fixed rates, was swapped to a fixed rate, was subject to an interest rate cap, or bore interest at fixed rates that were scheduled to convert to then-prevailing market fixed rates at certain future points during their term. The annual interest rates on our fixed-rate debt at September 30, 2012 ranged from 3.6% to 8.0%. The effective annual interest rates on our variable-rate debt at September 30, 2012 ranged from 3.0% to 6.6%. Our debt obligations are more fully described under Financial Condition in Item 2 above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at September 30, 2012 (in thousands):

	2012	2013	2014	2015	2016	Thereafter	Total	Fair value
Fixed-rate debt	$7,729	$28,638	$30,205	$59,859	$70,622	$673,335	$870,388	$903,843
Variable-rate debt	$1,142	$4,829	$5,025	$5,146	$216,495	$255,485	$488,122	$488,123

The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps or caps is affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at September 30, 2012 by an aggregate increase of $45.5 million or an aggregate decrease of $45.6 million, respectively.

As more fully described under Financial Condition — Summary of Financing in Item 2 above, a portion of the debt classified as variable-rate debt in the table above bore interest at fixed rates at September 30, 2012 but has interest rate reset features that will change the fixed interest rates to then-prevailing market fixed rates at certain points during their term. This debt is generally not subject to short-term fluctuations in interest rates.

CPA®:17 – Global 9/30/2012 10-Q — 43

Foreign Currency Exchange Rate Risk

We own investments in Europe, and as a result are subject to risk from the effects of exchange rate movements in the Euro and, to a lesser extent, the British Pound Sterling, which may affect future costs and cash flows. Although all of our foreign investments through the third quarter of 2012 were conducted in these currencies, we are likely to conduct business in other currencies in the future as we seek to invest funds from our offering internationally. We manage foreign currency exchange rate movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the same currency. This reduces our overall exposure to the actual equity that we have invested and the equity portion of our cash flow. In addition, we may use currency hedging to further reduce the exposure to our equity cash flow. We are generally a net receiver of these currencies (we receive more cash than we pay out), and therefore our foreign operations benefit from a weaker U.S. dollar, and are adversely affected by a stronger U.S. dollar, relative to the foreign currency.

We enter into foreign currency forward contracts, collars, and put options to hedge certain of our foreign currency cash flow exposures. A foreign currency forward contract is a commitment to deliver a certain amount of currency at a certain price on a specific date in the future. A foreign currency collar consists of a written call option and a purchased put option to sell the foreign currency at a range of predetermined exchange rates. A foreign currency put option is the right to sell the currency at a predetermined price. By entering into forward contracts, we are locked into a future currency exchange rate for the term of the contract. A foreign currency collar guarantees that the exchange rate of the currency will not fluctuate beyond the range of the options’ strike prices. The total estimated fair value of these instruments, which is included in Other assets, net, in the consolidated financial statements was $10.3 million at September 30, 2012. We obtain non-recourse mortgage financing in the local currency in order to mitigate our exposure to changes in foreign currency exchange rates. To the extent that the currency fluctuations increase or decrease rental revenues as translated to U.S. dollar, the change in debt service, as translated to U.S. dollars, will partially offset the effect of fluctuations in revenue and, to some extent, mitigate the risk from changes in foreign currency exchange rates.

Scheduled future minimum rents, exclusive of renewals, under non-cancelable operating leases, for our foreign operations during each of the next five years and thereafter, are as follows (in thousands):

Lease Revenues (a)	2012	2013	2014	2015	2016	Thereafter	Total
Euro	$11,397	$45,611	$45,675	$45,702	$45,702	$569,659	$763,746
British pound sterling	1,417	5,628	5,628	5,628	5,629	78,921	102,851
	$12,814	$51,239	$51,303	$51,330	$51,331	$648,580	$866,597

Scheduled debt service payments (principal and interest) for mortgage notes payable for our foreign operations during each of the next five years and thereafter, are as follows (in thousands):

Debt Service (a) (b)	2012	2013	2014	2015	2016	Thereafter	Total
Euro (c)	$8,928	$27,738	$27,717	$67,978	$245,641	$139,081	$517,083
British pound sterling (d)	123	486	486	486	13,859	—	15,440
	$9,051	$28,224	$28,203	$68,464	$259,500	$139,081	$532,523

(a)	Based on the applicable exchange rates at September 30, 2012. Contractual rents and debt obligations are denominated in the functional currency of the country of each property.
(b)	Interest on unhedged variable-rate debt obligations was calculated using the applicable annual interest rates and balances outstanding at September 30, 2012.
(c)

We estimate that for a 1% increase or decrease in the exchange rate between the Euro and the U.S. Dollar, there would be a corresponding change in the projected property-level cash flow at September 30, 2012 of $2.5 million.

(d)

We estimate that for a 1% increase or decrease in the exchange rate between the British Pound Sterling and the U.S. Dollar, there would be a corresponding change in the projected property-level cash flow at September 30, 2012 of $0.9 million.

As a result of scheduled balloon payments on non-recourse mortgage loans, projected debt service obligations exceed projected lease revenues in 2015 and 2016. In 2015 and 2016, balloon payments totaling $42.0 million and $238.0 million, respectively, are due on two and three, respectively, non-recourse mortgage loans. We currently anticipate that, by their respective due dates, we will have refinanced certain of these loans, but there can be no assurance that we will be able to do so on favorable terms, if at all.

CPA®:17 – Global 9/30/2012 10-Q — 44

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures at September 30, 2012, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of September 30, 2012 at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended September 30, 2012, we issued 483,978 shares of our common stock to the advisor as consideration for asset management fees. These shares were issued at $10.00 per share, which represents our follow-on offering price. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(2) of the Securities Act, the shares issued were deemed to be exempt from registration. In acquiring our shares, the advisor represented that such interests were being acquired by it for the purpose of investment and not with a view to the distribution thereof.

Issuer Purchases of Equity Securities

The following table provides information with respect to repurchases of our common stock during the three months ended September 30, 2012:

Maximum number (or
			Total number of shares	approximate dollar value)
			purchased as part of	of shares that may yet be
	Total number of	Average price	publicly announced	purchased under the
2012 Period	shares purchased (a)	paid per share	plans or program (a)	plans or program (a)
July	—	—	N/A	N/A
August	—	—	N/A	N/A
September	591,671	$9.42	N/A	N/A
Total	591,671

(a)

Represents shares of our common stock repurchased under our redemption plan, pursuant to which we may elect to redeem shares at the request of our stockholders who have held their shares for at least one year from the date of their issuance, subject to certain exceptions, conditions and limitations. The maximum amount of shares purchasable by us in any period depends on a number of factors and is at the discretion of our board of directors. The redemption plan will terminate if and when our shares are listed on a national securities market.

CPA®:17 – Global 9/30/2012 10-Q — 45

Item 6. Exhibits

The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description

10.1	Amended and Restated Advisory Agreement, dated as of September 28, 2012, among Corporate Property Associates 17 — Global Incorporated, CPA:17 Limited Partnership and Carey Asset Management Corp.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from Corporate Property Associates 17 — Global Incorporated’s Quarterly Report on Form 10-Q for the quarter ended at September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at at September 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2012 and 2011, (iv) Consolidated Statements of Equity for the nine months ended September 30, 2012 and 2011, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and (vi) Notes to Consolidated Financial Statements.*

*      Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

CPA®:17 – Global 9/30/2012 10-Q — 46

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Corporate Property Associates 17 – Global Incorporated

Date: November 9, 2012	By:	/s/ Mark J. DeCesaris
Mark J. DeCesaris
Chief Financial Officer
(Principal Financial Officer)

Date: November 9, 2012	By:	/s/ Hisham A. Kader
Hisham A. Kader
Chief Accounting Officer
(Principal Accounting Officer)

CPA®:17 – Global 9/30/2012 10-Q — 47

EXHIBIT INDEX

The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description

10.1	Amended and Restated Advisory Agreement, dated as of September 28, 2012, among Corporate Property Associates 17 — Global Incorporated, CPA:17 Limited Partnership and Carey Asset Management Corp.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from Corporate Property Associates 17 — Global Incorporated’s Quarterly Report on Form 10-Q for the quarter ended at September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at at September 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2012 and 2011, (iv) Consolidated Statements of Equity for the nine months ended September 30, 2012 and 2011, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and (vi) Notes to Consolidated Financial Statements.*

*      Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.