Form 10-K
period 2012-12-31
Corporate Property Associates 17 - Global INC
filed 2013-03-08
CIK 1390213

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

Registrant has no active market for its common stock. Non-affiliates held 243,451,237 shares of common stock at June 30, 2012.

At March 4, 2013, there were 309,461,985 shares of common stock of registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant incorporates by reference its definitive Proxy Statement with respect to its 2013 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of its fiscal year, into Part III of this Annual Report on Form 10-K.

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

All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements of the registrant in Part II, Item 8, Financial Statements and Supplementary Data.

CPA®:17 – Global 2012 10-K — 1

PART I

Item 1. Business.

(a) General Development of Business

Overview

Corporate Property Associates 17 – Global Incorporated (“CPA®:17 – Global” and, together with its consolidated subsidiaries, “we”, “us” or “our”) is a publicly owned, non-listed real estate investment trust (“REIT”) and was formed as a Maryland corporation in February 2007 for the purpose of investing in a diversified portfolio of income-producing commercial properties and other real estate related assets, both domestically and outside the United States (“U.S.”). As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions and other factors. We conduct substantially all of our investment activities and own all of our assets through CPA®:17 Limited Partnership, our operating partnership. We are a general partner and a limited partner and own a 99.985% capital interest in the operating partnership. W. P. Carey Holdings, LLC (“Carey Holdings”), an indirect subsidiary of W. P. Carey Inc (“WPC”), holds a special general partner interest in the operating partnership.

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

We are managed by WPC through certain of its subsidiaries (collectively, the “advisor”). WPC is a publicly-traded REIT listed on the New York Stock Exchange under the symbol “WPC.” Pursuant to an advisory agreement, the advisor provides both strategic and day-to-day management services for us, including capital funding services, investment research and analysis, investment financing and other investment related services, asset management, disposition of assets, investor relations and administrative services. The advisor also provides office space and other facilities for us. We pay asset management fees and certain transactional fees to the advisor and also reimburse the advisor for certain expenses incurred in providing services to us, including broker-dealer commissions the advisor pays on our behalf, marketing costs and those fees associated with personnel provided for administration of our operations. The current form of the agreement is scheduled to expire on September 30, 2013. The advisor also currently serves in this capacity for Corporate Property Associates 16 – Global Incorporated (“CPA®:16 – Global” and, together with us, the “CPA® REITs”) and Carey Watermark Investors Incorporated (“CWI”), and served in this capacity for Corporate Property Associates 15 Incorporated (“CPA®:15”) until it merged with and into a subsidiary of the advisor in September 2012 (collectively, including us, the “Managed REITs”).

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

We commenced a follow-on public offering of up to $1.0 billion of common stock and up to $475.0 million of common stock pursuant to our distribution reinvestment and stock purchase plan (“DRIP”) on April 7, 2011. We subsequently reallocated 35,000,000 shares of our common stock from our DRIP to our follow-on offering. We closed our follow-on offering on January 31, 2013. We issued approximately 289,000,000 shares of our common stock and raised aggregate gross proceeds of approximately $2.9 billion from our initial public offering and our follow-on offering. Through December 31, 2012, we have also issued 17,691,063 shares ($168.1 million) through our DRIP. We repurchased 3,645,644 shares ($34.3 million) of our common stock under our redemption plan from inception through December 31, 2012. We intend to continue to use the net proceeds of these offerings to acquire, own and manage a portfolio of commercial properties leased to a diversified group of companies primarily on a single tenant net lease basis. However,

CPA®:17 – Global 2012 10-K — 2

until we have fully invested the proceeds of our offerings, we have used, and expect in the future to use a portion of the offering proceeds to fund our operating activities and distributions to our stockholders.

In January 2013, we amended our articles of incorporation to increase our authorized capital stock to 950,000,000 shares consisting of 900,000,000 shares of common stock, $0.001 par value per share and 50,000,000 shares of preferred stock, $0.001 par value per share. In January 2013, we also filed a registration statement on Form S-3 (File No. 333-186182) with the SEC to register 200,000,000 shares of our common stock to be offered through our DRIP.

We have no employees. At December 31, 2012, the advisor employed 216 individuals who are available to perform services for us.

Significant Developments During 2012

Distributions — We distributed $0.6500 per share and $0.6475 per share for the years ended December 31, 2012 and 2011, respectively.

Acquisition Activity — During 2012, we entered into investments at a total cost of approximately $1,035.5 million, including $120.7 million in international investments. Amounts are based on the exchange rate of the foreign currency at the date of acquisition, as applicable.

Financing Activity — During 2012, we obtained non-recourse mortgage financing totaling $469.6 million with a weighted-average annual interest rate and term of 4.3% and 8.6 years, respectively. Amounts are based on the exchange rate of the foreign currency at the date of financing, as applicable.

(b) Financial Information About Segments

We operate in one reportable segment, real estate ownership, with domestic and foreign investments. Refer to Note 16 for financial information about this segment.

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

Our Net-Leased Portfolio

At December 31, 2012, our portfolio was comprised of our full or partial ownership interests in 335 fully-occupied properties, substantially all of which were triple-net leased to 80 tenants, and totaled approximately 32 million square feet. In addition, we own 58 self-storage properties and retain a fee interest in a hotel property for an aggregate of approximately 4 million square feet. Our net lease portfolio, which excludes our self-storage facilities and hotel property, had the following property and lease characteristics:

CPA®:17 – Global 2012 10-K — 3

Geographic Diversification

Information regarding the geographic diversification of our net-leased properties at December 31, 2012 is set forth below (dollars in thousands):

	Consolidated Investments		Equity Investments in Real Estate
	Annualized	% of Annualized	Annualized	% of Annualized
	Contractual	Contractual	Contractual	Contractual
	Minimum	Minimum	Minimum	Minimum
Region	Base Rent (a)	Base Rent	Base Rent (b)	Base Rent
United States
East	$51,368	21%	$1,323	4%
South	43,606	17	1,752	5
Midwest	39,098	16	4,775	13
West	23,141	9	875	2
Total U.S.	157,213	63	8,725	24
International
Italy	26,956	11	-	-
Croatia	24,499	10	-	-
Spain	19,523	8	760	2
Germany	7,717	3	11,838	31
The Netherlands	-	-	12,946	34
Other (c)	13,520	5	3,518	9
Total International	92,215	37	29,062	76
Total	$249,428	100%	$37,787	100%

___________

(a)         Reflects annualized contractual minimum base rent for the fourth quarter of 2012.

(b)         Reflects our share of annualized contractual minimum base rent for the fourth quarter of 2012 from equity investments in real estate.

(c)          Represents investments in Japan, Poland, and United Kingdom.

CPA®:17 – Global 2012 10-K — 4

Property Diversification

Information regarding our property diversification in our net-lease portfolio at December 31, 2012 is set forth below (dollars in thousands):

	Consolidated Investments		Equity Investments in Real Estate
	Annualized	% of Annualized	Annualized	% of Annualized
	Contractual	Contractual	Contractual	Contractual
	Minimum	Minimum	Minimum	Minimum
Property Type	Base Rent (a)	Base Rent	Base Rent (b)	Base Rent
Office	$79,940	32%	$-	-%
Warehouse/Distribution	64,260	26	18,718	50
Retail	60,213	24	11,837	31
Industrial	32,814	13	3,483	9
Educational Facilities	6,141	2	-	-
Automotive Dealerships	5,341	2	-	-
Self Storage	-	-	3,749	10
Other (c)	719	1	-	-
Total	$249,428	100%	$37,787	100%

___________

(a)         Reflects annualized contractual minimum base rent for the fourth quarter of 2012.

(b)         Reflects our share of annualized contractual minimum base rent for the fourth quarter of 2012 from equity investments in real estate.

(c)          Includes annualized contractual minimum base rent of 1% or less from tenants in our consolidated investments in the following property types: health care and land.

CPA®:17 – Global 2012 10-K — 5

Tenant Diversification

Information regarding tenant diversification in our net-lease portfolio at December 31, 2012 is set forth below (dollars in thousands):

	Consolidated Investments		Equity Investments in Real Estate
	Annualized	% of Annualized	Annualized	% of Annualized
	Contractual	Contractual	Contractual	Contractual
	Minimum	Minimum	Minimum	Minimum
Tenant Industry (a)	Base Rent (b)	Base Rent	Base Rent (c)	Base Rent
Retail Stores	$57,807	23%	$13,331	35%
Media: Printing and Publishing	36,961	15	-	-
Grocery	35,029	14	17,225	46
Transportation - Cargo	15,523	6	-	-
Insurance	11,276	5	-	-
Machine (Manufacturing)	10,221	4	-	-
Healthcare, Education and Childcare	9,960	4	-	-
Construction and Building	9,932	4	-	-
Electronics	8,471	3	-	-
Leisure, Amusement, Entertainment	6,124	3	-	-
Business and Commercial Services	6,084	3	-	-
Chemicals, Plastics, Rubber, and Glass	5,803	2	3,483	9
Beverages, Food, and Tobacco	5,613	2	-	-
Consumer Services	5,199	2	-	-
Consumer Goods	5,157	2	-	-
Automobile	5,129	2	-	-
Textiles, Leather, and Apparel	4,908	2	-	-
Banking	4,065	2	-	-
Transportation - Personal	2,377	1	1,312	4
Buildings and Real Estate	538	-	2,436	6
Other (d)	3,251	1	-	-
Total	$249,428	100%	$37,787	100%

___________

(a)         Based on the Moody’s Investors Service (“Moody’s”) classification system and information provided by the tenant.

(b)         Reflects annualized contractual minimum base rent for the fourth quarter of 2012.

(c)          Reflects our share of annualized contractual minimum base rent for the fourth quarter of 2012 from equity investments in real estate.

(d)        Includes annualized contractual minimum base rent of 1% or less from tenants in our consolidated investments in the following industries: forest products and paper, hotels and gaming, finance, telecommunications, and mining, metals and primary metal industries.

CPA®:17 – Global 2012 10-K — 6

Lease Expirations

At December 31, 2012, lease expirations of our net-leased properties were as follows (dollars in thousands):

	Consolidated Investments		Equity Investments in Real Estate
	Annualized	% of Annualized	Annualized	% of Annualized
	Contractual	Contractual	Contractual	Contractual
	Minimum	Minimum	Minimum	Minimum
Year of Lease Expiration	Base Rent (a)	Base Rent	Base Rent (b)	Base Rent
2013 – 2023	$10,829	4%	$1,493	4%
2024	35,507	14	7,268	19
2025 – 2027	43,183	17	12,946	34
2028	31,410	13	-	-
2029	13,383	5	-	-
2030	53,407	21	12,597	34
2031	17,372	8	-	-
2032 – 2034	44,337	18	3,483	9
Total	$249,428	100%	$37,787	100%

___________

(a)         Reflects annualized contractual minimum base rent for the fourth quarter of 2012.

(b)         Reflects our share of annualized contractual minimum base rent for the fourth quarter of 2012 from equity investments in real estate.

Asset Management

Our advisor is generally responsible for all aspects of our operations, including selecting our investments, formulating and evaluating the terms of each proposed acquisition, arranging for the acquisition of the investment, negotiating the terms of borrowings, managing our day-to-day operations and arranging for and negotiating sales of assets. With respect to our net lease investments, asset management functions include restructuring transactions to meet the evolving needs of current tenants, re-leasing properties, refinancing debt, selling assets and utilizing knowledge of the bankruptcy process.

The advisor monitors compliance by tenants with their lease obligations and other factors that could affect the financial performance of any of our properties. Monitoring involves verifying that each tenant has paid real estate taxes, assessments and other expenses relating to the properties it occupies and confirming that appropriate insurance coverage is being maintained by the tenant. The advisor also utilizes third-party asset managers for certain domestic and international investments. The advisor reviews financial statements of our tenants and undertakes physical inspections of the condition and maintenance of our properties. Additionally, the advisor periodically analyzes each tenant’s financial condition, the industry in which each tenant operates and each tenant’s relative strength in its industry. With respect to other real estate related assets such as mortgage loans, B Notes and mezzanine loans, asset management operations include evaluating potential borrowers’ creditworthiness, operating history and capital structure. With respect to any investments in commercial mortgage-backed securities (“CMBS”) or other mortgage related instruments that we may make, the advisor will be responsible for selecting, acquiring and facilitating the acquisition or disposition of such investments, including monitoring the portfolio on an ongoing basis. Our advisor also monitors our portfolio to ensure that investments in equity and debt securities of companies engaged in real estate activities do not require us to register as an “investment company”.

Our board of directors has authorized our advisor to retain one or more subadvisors with expertise in our target asset classes to assist our advisor with investment decisions and asset management. If our advisor retains any subadvisor, our advisor will pay the subadvisor a portion of the fees that it receives from us.

Holding Period

We generally intend to hold each property we invest in for an extended period. The determination of whether a particular property should be sold or otherwise disposed of will be made after consideration of relevant factors, including prevailing economic conditions, with a view to achieving maximum capital appreciation for our stockholders or avoiding increases in risk. No assurance can be given that these objectives will be realized.

Our intention is to consider alternatives for providing liquidity for our stockholders generally commencing eight years following the investment of substantially all of the net proceeds from our initial public offering. We completed the investment of substantially all of

CPA®:17 – Global 2012 10-K — 7

the net proceeds from our initial public offering during 2011. We may provide liquidity for our stockholders through sales of assets, either on a portfolio basis or individually, a listing of our shares on a stock exchange, a merger (which may include a merger with one or more of the Managed REITs or our advisor) or another transaction approved by our board of directors and, if required by law, our stockholders. We are under no obligation to liquidate our portfolio within any particular period since the precise timing will depend on real estate and financial markets, economic conditions of the areas in which the properties are located and tax effects on stockholders that may prevail in the future. Furthermore, there can be no assurance that we will be able to consummate a liquidity event. In the most recent instance in which Managed REIT stockholders were provided with liquidity, CPA®:15 merged with and into a subsidiary of our advisor in September 2012. Prior to that, the liquidating entity merged with another, later-formed Managed REIT, as with the merger of Corporate Associates 14 Incorporated (“CPA®:14”) with CPA®:16 – Global in May 2011. In each of these transactions, stockholders of the liquidating entity were offered the opportunity to exchange their shares for shares of the merged entity, cash and/or a short-term note.

Financing Strategies

Consistent with our investment policies, we use leverage when available on terms we believe are favorable. We generally borrow in the same currency that is used to pay rent on the property. This enables us to mitigate a portion of our currency risk on international investments. Substantially all of our mortgage loans provide for monthly or quarterly payments, which include scheduled payments of principal. At December 31, 2012, 67% of our mortgage financing bore interest at fixed rates. At December 31, 2012, a majority of our variable-rate debt bore interest that has been effectively converted to a fixed-rate through interest rate swap derivative instruments or has been subject to an interest rate cap, pursuant to the terms of the mortgage contracts. Accordingly, our near-term cash flow should not be adversely affected by increases in interest rates. The advisor may refinance properties or defease a loan when a decline in interest rates makes it profitable to prepay an existing mortgage loan, when an existing mortgage loan matures or if an attractive investment becomes available and the proceeds from the refinancing can be used to purchase the investment. There is no assurance that existing debt will be refinanced at lower rates of interest as the debt matures. The benefits of the refinancing may include an increased cash flow resulting from reduced debt service requirements, an increase in distributions from proceeds of the refinancing, if any, and/or an increase in property ownership if some refinancing proceeds are reinvested in real estate. We may be required to pay a yield maintenance premium, or a similar penalty, to the lender in order to pay off a loan prior to its maturity.

Our strategy is to borrow, generally, on a non-recourse basis. We currently estimate that we will borrow, on average, approximately 50%-60% of the value of our investments. Aggregate borrowings on our portfolio as a whole may not exceed, on average, the lesser of 75% of the total costs of all investments or 300% of our net assets unless the excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with the reason for the excess. Net assets are our total assets (other than intangibles), valued at cost before deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities.

A lender of non-recourse mortgage debt generally has recourse only to the asset collateralizing such debt and not to any of our other assets. The use of non-recourse debt, therefore, helps us to limit the exposure of our assets to the equity related to a single investment. While such lenders do not generally have recourse to our other assets, they may have such recourse in limited circumstances not related to the repayment of the indebtedness, such as under an environmental indemnity or in the case of fraud, or, in the case of loans to be securitized, certain additional events of default. Lenders may also seek to include in the terms of mortgage loans provisions making the termination or replacement of the advisor an event of default or an event requiring the immediate repayment of the full outstanding balance of the loan.

Most of our financing requires us to make a lump-sum or “balloon” payment at maturity. At December 31, 2012, scheduled balloon payments for the next five years were as follows (in thousands):

2013 (a)	$34,518
2014 (a)	12,723
2015 (b)	43,170
2016 (a) (b)	269,851
2017 (a) (b)	322,396

___________

(a)         Excludes our share of scheduled balloon payments on non-recourse mortgage loans of equity investments in real estate totaling $79.2 million in 2013, $16.7 million in 2014, $19.7 million in 2016, and $95.6 million in 2017.

(b)         Inclusive of amounts attributable to noncontrolling interests totaling $13.5 million in 2015, $8.3 million in 2016, and $0.9 million in 2017.

CPA®:17 – Global 2012 10-K — 8

Target Investments

Generally, most of our investments are long-term net leases. As opportunities arise, we may also seek to expand our portfolio to include other types of real estate investments, as described below.

We may compete for investment opportunities with WPC, other Managed REITs and entities that may in the future be managed by the advisor. Our advisor has undertaken in the advisory agreement to use its best efforts to present investment opportunities to us and to provide us with a continuing and suitable investment program. The advisor follows allocation guidelines set forth in the advisory agreement when allocating investments among us, WPC, the other Managed REITs and entities that our advisor may manage in the future. Each quarter, our independent directors review the allocations made by the advisor during the most recently-completed quarter. Compliance with the allocation guidelines is one of the factors that our independent directors expect to consider when considering whether to renew the advisory agreement each year.

Real Estate Properties

Long-Term Net Leased Assets

We invest primarily in income-producing properties that are, upon acquisition, improved or being developed or that are to be developed within a reasonable period after acquisition.

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

Tenant/Borrower Evaluation — The advisor evaluates each potential tenant or borrower for their creditworthiness, typically considering factors such as management experience, industry position and fundamentals, operating history and capital structure, as well as other factors that may be relevant to a particular investment. The advisor seeks opportunities in which it believes the tenant may have a stable or improving credit profile or credit potential that has not been recognized by the market. In evaluating a possible investment, the creditworthiness of a tenant or borrower often will be a more significant factor than the value of the underlying real estate, particularly if the underlying property is specifically suited to the needs of the tenant; however, in certain circumstances where the real estate is attractively valued, the creditworthiness of the tenant may be a secondary consideration. Whether a prospective tenant or borrower is creditworthy will be determined by the advisor’s investment department and its investment committee, as described below. Creditworthy does not mean “investment grade”, as defined by the credit rating agencies.

Properties Critical to Tenant/Borrower Operations — The advisor generally focuses on properties that it believes are critical to the ongoing operations of the tenant. The advisor believes that these properties provide better protection generally as well as in the event of a bankruptcy, since a tenant or borrower is less likely to risk the loss of a critically important lease or property in a bankruptcy proceeding or otherwise.

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

CPA®:17 – Global 2012 10-K — 9

Real Estate Evaluation — The advisor reviews the physical condition of the property and conducts a market evaluation to determine the likelihood of replacing the rental stream if the tenant defaults or of a sale of the property in such circumstances. The advisor will also generally engage third parties to conduct, or require the seller to conduct, Phase I or similar environmental site assessments (including a visual inspection for the potential presence of asbestos) in an attempt to identify potential environmental liabilities associated with a property prior to its acquisition. If potential environmental liabilities are identified, the advisor generally requires that identified environmental issues be resolved by the seller prior to property acquisition or, where such issues cannot be resolved prior to acquisition, requires tenants contractually to assume responsibility for resolving identified environmental issues after the acquisition and provide indemnification protections against any potential claims, losses or expenses arising from such matters. Although the advisor generally relies on its own analysis in determining whether to make an investment, each real property to be purchased by us will be appraised by an appraiser that is independent of the advisor, prior to acquisition. The contractual purchase price (plus acquisition fees, but excluding acquisition expenses, payable to the advisor) for a real property we acquire will not exceed its appraised value, unless approved by our independent directors. The appraisals may take into consideration, among other things, the terms and conditions of the particular lease transaction, the quality of the lessee’s credit and the conditions of the credit markets at the time the lease transaction is negotiated. The appraised value may be greater than the construction cost or the replacement cost of a property, and the actual sale price of a property if sold by us may be greater or less than the appraised value. In cases of special purpose real estate, a property is examined in light of the prospects for the tenant/borrower’s enterprise and the financial strength and the role of that asset in the context of the tenant/borrower’s overall viability. Operating results of properties and other collateral may be examined to determine whether or not projected income levels are likely to be met. The advisor considers factors particular to the laws of foreign countries, in addition to the risks normally associated with real property investments, when considering an investment outside the U.S.

Transaction Provisions to Enhance and Protect Value — The advisor attempts to include provisions in our leases it believes may help protect our investment from changes in the operating and financial characteristics of a tenant that may affect its ability to satisfy its obligations to us or reduce the value of our investment. Such provisions include requiring our consent to specified tenant activity, requiring the tenant to provide indemnification protections, and requiring the tenant to satisfy specific operating tests. The advisor may also seek to enhance the likelihood of a tenant’s lease obligations being satisfied through a guaranty of obligations from the tenant’s corporate parent or other entity, security deposits, or through a letter of credit. This credit enhancement, if obtained, provides us with additional financial security. However, in markets where competition for net lease transactions is strong, some or all of these provisions may be difficult to obtain. In addition, in some circumstances, tenants may retain the right to repurchase the property leased by the tenant. The option purchase price is generally the greater of the contract purchase price or the fair market value of the property at the time the option is exercised.

Self-Storage Investments — The advisor has a team of professionals dedicated to investments in the self-storage sector. The team, which was formed in 2006, combines a rigorous underwriting process and an active management of property managers with a goal to generate attractive risk adjusted returns. We have made several investments in self-storage properties.

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

Operating Real Estate

During 2010, we purchased a fee interest in a hotel with no third-party lessee. We have been granted a franchise license agreement from Marriott International Inc. to operate the property as a SpringHill Suites by Marriott. The hotel is managed by third parties, who receive management fees and a performance-based carried interest in the property. In addition, during 2012 and 2011, we entered into several investments for a total of 58 self-storage properties. These properties are managed by third parties who receive management fees.

Real Estate Related Assets

Opportunistic Investments

We may have opportunities to purchase non-long-term net leased real estate assets from corporations and other owners due to our market presence in the corporate real estate market-place. These may include short-term net leases, vacant property, land, multi-tenanted property, non-commercial property and property leased to non-related tenants.

CPA®:17 – Global 2012 10-K — 10

Mortgage Loans Collateralized by Commercial Real Properties

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

Equity and Debt Securities of Companies Engaged in Real Estate Activities, including other REITs

We may invest in equity and debt securities (including common and preferred stock, as well as limited partnership or other interests) of companies engaged in real estate activities. Companies engaged in real estate activities and real estate related investments may include, for example, companies engaged in the net lease business, REITs that either own properties or make construction or mortgage loans, real estate developers, companies with substantial real estate holdings and other companies whose products and services are related to the real estate industry, such as building supply manufacturers, mortgage lenders or mortgage servicing companies. Such securities may or may not be readily marketable and may or may not pay current distributions. We may acquire all or substantially all of the securities or assets of companies engaged in real estate related activities where such investment would be consistent with our investment policies and our status as a REIT. In any event, we do not intend that our investments in securities will require us to register as an “investment company” under the Investment Company Act of 1940, as amended (the “Investment Company Act”), and we intend to generally divest appropriate securities before any such registration would be required.

CPA®:17 – Global 2012 10-K — 11

Investment Decisions

The advisor’s investment department, under the oversight of its chief investment officer, is primarily responsible for evaluating, negotiating and structuring potential investment opportunities for the Managed REITs and WPC. The advisor also has an investment committee that provides services to the Managed REITs. Before an investment is made, the transaction is generally reviewed by the advisor’s investment committee, except under the limited circumstances described below. The investment committee is not directly involved in originating or negotiating potential investments but instead functions as a separate and final step in the investment process. The advisor places special emphasis on having experienced individuals serve on its investment committee. The advisor generally will not invest in a transaction on our behalf unless it is approved by the investment committee, except that investments with a total purchase price of $10.0 million or less may be approved by either the chairman of the investment committee or the advisor’s chief investment officer (up to, in the case of investments other than long-term net leases, a cap of $30.0 million or 5% of our estimated net asset value, whichever is greater, provided that such investments may not have a credit rating of less than BBB-). For transactions that meet the investment criteria of more than one Managed REIT, the chief investment officer has discretion to allocate the investment to or among the Managed REITs. In cases where two or more of the Managed REITs, or one or more of the Managed REITs and WPC, will hold the investment, a majority of our directors (including a majority of our independent directors) not otherwise interested in the transaction must also approve the allocation of the transaction.

The following people currently serve on the investment committee:

•                Nathaniel S. Coolidge, Chairman — Former senior vice president and head of the bond and corporate finance department of John Hancock Mutual Life Insurance (currently known as John Hancock Life Insurance Company). Mr. Coolidge’s responsibilities included overseeing its entire portfolio of fixed income investments and private equities.

•                Axel K.A. Hansing — Currently serving as a partner at Coller Capital, Ltd., a global leader in the private equity secondary market.

•                Frank J. Hoenemeyer — Former vice chairman and chief investment officer of the Prudential Insurance Company of America. As chief investment officer, he was responsible for all of Prudential Insurance Company of America’s investments including stocks, bonds and real estate.

•                Jean Hoysradt — Currently serving as the chief investment officer of Mousse Partners Limited (“Mousse”), an investment office based in New York, since 2001. Prior to joining Mousse, she served as Senior Vice President and head of Securities Investment and Treasury at New York Life Insurance Company.

•                Richard C. Marston — Currently the James R.F. Guy professor of Finance and Economics at the Wharton School of the University of Pennsylvania.

•                Nick J.M. van Ommen — Former chief executive officer of the European Public Real Estate Association (“EPRA”), currently serves on the supervisory boards of several companies, including Babis Vovos International Construction SA, a listed real estate company in Greece, Intervest Retail and Intervest Offices, listed real estate companies in Belgium and IMMOFINANZ, a listed real estate company in Austria.

•                Dr. Karsten von Köller — Currently chairman of Lone Star Germany GmbH, a U.S. private equity firm (“Lone Star”), Chairman of the Supervisory Boards of Düsseldorfer Hypothekenbank AG and MHB Bank AG, and Vice Chairman of the Supervisory Boards of IKB Deutsche Industriebank AG and Corealcredit Bank AG.

The advisor is required to use its best efforts to present a continuing and suitable investment program to us but is not required to present to us any particular investment opportunity, even if it is of a character that, if presented, could be taken by us.

Segments

We operate in one reportable segment, real estate ownership, with domestic and foreign investments. Revenue from our tenant Metro Cash & Carry Italia S.p.A (“Metro”) represented 13% of our total 2012 lease revenues. Revenue from our tenant The New York Times Company represented 12% of our total 2012 lease revenues, inclusive of noncontrolling interests.

Competition

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

CPA®:17 – Global 2012 10-K — 12

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

Transactions with Affiliates

We have entered, and expect in the future to enter, into transactions with our affiliates, including the other Managed REITs and our advisor or its affiliates, if we believe that doing so is consistent with our investment objectives and we comply with our investment policies and procedures. These transactions typically take the form of equity investments in jointly-owned entities, direct purchases of assets, mergers or another type of transaction. Like us, the other Managed REITs intend to consider alternatives for providing liquidity for their stockholders some years after they have invested substantially all of the net proceeds from their initial public offerings. Investments with affiliates of WPC are permitted only if a majority of our directors (including a majority of our independent directors) not otherwise interested in the transaction approve the allocation of the transaction among the affiliates as being fair and reasonable to us and the affiliate makes its investment on substantially the same terms and conditions as us.

On May 2, 2011, CPA®:14 merged with and into one of CPA®:16 – Global’s subsidiaries pursuant to an Agreement and Plan of Merger, dated as of December 13, 2010. In connection with this merger, we purchased interests in three investments from CPA®:14 for an aggregate purchase price of $55.7 million (Note 3).

(d) Financial Information About Geographic Areas

See Our Portfolio above and Note 16 for financial information pertaining to our geographic operations.

(e) Available Information

All filings we make with the SEC, including this Report, our quarterly reports on Form 10-Q, and our current reports on Form 8-K, and any amendments to those reports, are available for free on our website, http://www.cpa17global.com, as soon as reasonably practicable after they are filed or furnished to the SEC. Our SEC filings are available to be read or copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information regarding the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. Our filings can also be obtained for free on the SEC’s Internet site at http://www.sec.gov. We are providing our website address solely for the information of investors. We do not intend our website to be an active link or to otherwise incorporate the information contained on our website into this report or other filings with the SEC. We will supply to any stockholder, upon written request and without charge, a copy of this Report as filed with the SEC.

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

The financial and economic crisis in 2008 and 2009 adversely affected our business, and the continued uncertainty in the global economic environment may adversely affect our business in the future.

We are impacted by macro-economic environmental factors, the capital markets, and general conditions in the commercial real estate market, both in the U.S. and globally. During 2012 as compared to the prior year period, we observed slow improvement in the U.S. economy following the significant distress experienced in 2008 and 2009. Towards the end of 2012, however, there was an increase in international economic uncertainty as a result of the sovereign debt crisis and a deterioration of economic fundamentals in Europe. To

CPA®:17 – Global 2012 10-K — 13

date, these crises have had a limited impact on our business, primarily in that a number of tenants have experienced increased levels of financial distress. Currently, conditions in the U.S. appear to have stabilized, while the situation in Europe remains uncertain.

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

Our earnings or cash flow may also be adversely affected by other events, such as increases in the value of the U.S. dollar relative to other currencies in which we receive rent. Additionally, our ability to make new investments will be affected by the availability of financing as well as the need to expend cash to fund increased redemptions.

Our distributions have exceeded, and may in the future, exceed our cash flow from operating activities and our earnings in accordance with accounting principles generally accepted in the U.S. (“GAAP”).

Over the life of our company, the regular quarterly cash distributions we pay are expected to be principally sourced by cash flow from operating activities as determined under GAAP. However, we have funded a portion of our cash distributions paid to date using net proceeds from our public offerings, and there can be no assurance that our GAAP cash flow from operating activities will be sufficient to cover our future distributions. We may use other sources of funds, such as proceeds from borrowings and asset sales, to fund portions of our future distributions. In addition, our distributions in 2012 exceeded, and future distributions may exceed, our GAAP earnings primarily because our GAAP earnings are affected by non-cash charges such as depreciation and impairments.

For U.S. federal income tax purposes, portions of the distributions we make may represent return of capital to our stockholders if they exceed our earnings and profits.

The offering price for shares being offered through our distribution reinvestment plan was determined by our board of directors and may not be indicative of the price at which the shares would trade if they were listed on an exchange or were actively traded by brokers.

The offering price of the shares being offered through our distribution reinvestment plan was determined by our board of directors in the exercise of its business judgment. This price may not be indicative of the price at which shares would trade if they were listed on an exchange or actively traded by brokers nor of the proceeds that a stockholder would receive if we were liquidated or dissolved nor of the value of our portfolio at the time the shares are purchased.

A delay in investing funds may adversely affect or cause a delay in our ability to deliver expected returns to investors and may adversely affect our performance.

We have not yet identified most of the assets to be purchased with the remaining proceeds of our follow-on offering and our distribution reinvestment plan; therefore, there could be a substantial delay between the time stockholders invested in our shares and the time substantially all the proceeds are invested by us. Delays in investing our capital could also arise from the fact that our advisor is simultaneously seeking to locate suitable investments for the other Managed REITs managed by our advisor and its affiliates and for itself. We currently expect that it may take up to one year after the termination of our offering until our capital is substantially invested. Pending investment, the balance of the proceeds of our offering will be invested in permitted temporary investments, which include short-term U.S. government securities, bank certificates of deposit and other short term liquid investments. The rate of return on those investments, which affects the amount of cash available to make distributions to stockholders, has been extremely low in recent years and most likely will be less than the return obtainable from real property or other investments. Therefore, delays in our ability to invest the proceeds of our offering could adversely affect our ability to pay distributions to our stockholders and adversely affect your total return. If we fail to timely invest the net proceeds of our offering or to invest in quality assets, our ability to achieve our investment objectives could be materially adversely affected.

We have recognized, and may in the future recognize, substantial impairment charges on our properties.

We have incurred, and may in the future incur, substantial impairment charges, which we are required to recognize whenever we sell a property for less than its carrying value or we determine that the carrying amount of the property is not recoverable and exceeds its fair value (or, for direct financing leases, that the unguaranteed residual value of the underlying property has declined or, for equity investments, that the estimated fair value of the investment’s underlying net assets in comparison with the carrying value of our interest in the investment has declined). By their nature, the timing and extent of impairment charges are not predictable. Impairment charges reduce our net income, although they do not necessarily affect our cash flow from operations.

CPA®:17 – Global 2012 10-K — 14

Our board of directors may change our investment policies without stockholder approval, which could alter the nature of their investment.

Our charter requires that our independent directors review our investment policies at least annually to determine that the policies we are following are in the best interest of our stockholders. These policies may change over time. The methods of implementing our investment policies may also vary, as new investment techniques are developed. Our investment policies, the methods for their implementation, and our other objectives, policies and procedures may be altered by a majority of the directors (which must include a majority of the independent directors), without the approval of our stockholders. As a result, the nature of stockholders’ investment could change without their consent. A change in our investment strategy may, among other things, increase our exposure to interest rate risk, default risk and commercial real property market fluctuations, all of which could materially adversely affect our ability to achieve our investment objectives.

We are not required to meet any diversification standards; therefore, our investments may become subject to concentration of risk.

Subject to our intention to maintain our qualification as a REIT, there are no limitations on the number or value of particular types of investments that we may make. We are not required to meet any diversification standards, including geographic diversification standards. Our investments may become concentrated in type or geographic location, which could subject us to significant concentration of risk with potentially adverse effects on our investment objectives. Approximately 13% and 12% of our lease revenues in 2012 was derived from our leases with Metro and The New York Times Company, respectively. A failure by either Metro or The New York Times Company to meet its obligations to us could have a material adverse effect on our financial condition and results of operations and on our ability to pay distributions to our stockholders.

Our success is dependent on the performance of our advisor.

Our ability to achieve our investment objectives and to pay distributions is largely dependent upon the performance of our advisor in the acquisition of investments, the selection of tenants, the determination of any financing arrangements, and the management of our assets. The advisory agreement currently in effect has a one year term and may be renewed at our option upon expiration. The past performance of partnerships and REITs managed by our advisor may not be indicative of our advisor’s performance with respect to us. We cannot guarantee that our advisor will be able to successfully manage and achieve liquidity for our stockholders to the extent it has done so for prior programs.

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

WPC and our dealer manager are parties to a settlement agreement with the SEC and are subject to a federal court injunction as well as a consent order with the Maryland Division of Securities.

In 2008, WPC and Carey Financial, the dealer manager for our public offerings, settled all matters relating to an investigation by the SEC, including matters relating to payments by certain CPA® REITs other than us during 2000-2003 to broker-dealers that distributed their shares, which were alleged by the SEC to be undisclosed underwriting compensation, which WPC and Carey Financial neither admitted nor denied. In connection with implementing the settlement, a federal court injunction has been entered against WPC and Carey Financial enjoining them from violating a number of provisions of the federal securities laws. Any further violation of these laws by WPC or Carey Financial could result in civil remedies, including sanctions, fines and penalties, which may be more severe than if the violation had occurred without the injunction being in place. Additionally, if WPC or Carey Financial breaches the terms of the injunction, the SEC may petition the court to vacate the settlement and restore the SEC’s original action to the active docket for all purposes.

The settlement is not binding on other regulatory authorities, including the Financial Industry Regulatory Authority (“FINRA”), which regulates Carey Financial, state securities regulators, or other regulatory organizations, which may seek to commence proceedings or take action against WPC or its affiliates on the basis of the settlement or otherwise.

CPA®:17 – Global 2012 10-K — 15

In 2012, CPA®:15, WPC and Carey Financial (the “Parties”) settled all matters relating to an investigation by the state of Maryland regarding the sale of unregistered securities of CPA®:15 in 2002 and 2003. Under the consent order, the Parties agreed, without admitting or denying liability, to cease and desist from any further violations of selling unregistered securities in Maryland. Contemporaneous with the issuance of the consent order, the Parties paid to the Maryland Division of Securities a civil penalty of $10,000.

Additional regulatory action, litigation or governmental proceedings could adversely affect us by, among other things, distracting WPC from its duties to us, resulting in significant monetary damages to WPC that could adversely affect its ability to perform services for us, or resulting in injunctions or other restrictions on WPC’s ability to act as our advisor in the U.S. or in one or more states.

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

In the event of a merger in which our advisory agreement is terminated and Carey Asset Management is not replaced by an affiliate of Carey Asset Management as our advisor, the operating partnership must either repurchase all or a portion of Carey Holdings’ special general partner interest in our operating partnership or obtain the consent of Carey Holdings to the merger. This obligation may deter a transaction that could result in a merger in which we are not the surviving entity. This deterrence may limit the opportunity for stockholders to receive a premium for their shares of common stock that might otherwise exist if an investor were to attempt to acquire us through a merger.

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

Our advisor will perform services for us in connection with the selection and acquisition of our investments, the management and leasing of our properties and the administration of our other investments. Unless our advisor elects to receive shares of our common stock in lieu of cash compensation, we will pay our advisor substantial cash fees for these services. In addition, our special general partner is entitled to certain distributions from our operating partnership. The payment of these fees and distributions will reduce the amount of cash available for investments or distribution to our stockholders.

CPA®:17 – Global 2012 10-K — 16

Our advisor and its affiliates may be subject to conflicts of interest.

Our advisor manages our business and selects our investments. Our advisor and its affiliates have potential conflicts of interest in their dealings with us. Circumstances under which a conflict could arise between us and our advisor and its affiliates include:

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

•                  acquisitions of single assets or portfolios of assets from affiliates, including the other Managed REITs, subject to our investment policies and procedures, which may take the form of a direct purchase of assets, a merger or another type of transaction;

•                  competition with W. P. Carey and entities managed by it for investment acquisitions. All such conflicts of interest will be resolved by our advisor. Although our advisor is required to use its best efforts to present a continuing and suitable investment program to us, decisions as to the allocation of investment opportunities present conflicts of interest, which may not be resolved in the manner that is most favorable to our interests;

•                  a decision by our advisor (on our behalf) of whether to hold or sell an asset. This decision could impact the timing and amount of fees payable to our advisor as well as allocations and distributions payable to the Special General Partner pursuant to its special general partner interests. On the one hand, our advisor receives asset management fees and may decide not to sell an asset. On the other hand, Special General Partner will be entitled to certain profit allocations and cash distributions based upon sales of assets as a result of its operating partnership profits interest;

•                  business combination transactions, including mergers, with W. P. Carey or another Managed REIT;

•                  decisions regarding liquidity events, which may entitle our advisor and its affiliates to receive additional fees and distributions in respect of the liquidations;

•                  a recommendation by our advisor that we declare distributions at a particular rate because our advisor and Special General Partner may begin collecting subordinated fees once the applicable preferred return rate has been met;

•                  disposition fees based on the sale price of assets and interests in disposition proceeds based on net cash proceeds from sale, exchange or other disposition of assets may cause a conflict between the advisor’s desire to sell an asset and our plans to hold or sell the asset;

•                  the termination of the advisory agreement and other agreements with our advisor and its affiliates; and

•                  affiliates of our advisor own approximately 1.3% of our outstanding common stock, which gives the advisor significant influence over our affairs even if we were to terminate the advisory agreement. There can be no assurance that such affiliates will act in accordance with our interests when exercising the voting power of their shares, including in connection with a change of control or liquidity transaction

We face competition from unrelated parties for the investments we make.

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

We face competition from affiliates of our advisor, and our advisor itself, in the purchase, sale, lease and operation of properties.

WPC and its affiliates specialize in providing lease financing services to corporations and in sponsoring funds, such as the CPA® REITs, and to a lesser extent CWI, that invest in real estate. In addition, on September 28, 2012, W. P. Carey announced the completion of its conversion to a real estate investment trust and the merger with CPA®:15. WPC and the other operating CPA® REITs have investment policies and return objectives that are similar to ours and they and CWI are currently actively seeking

CPA®:17 – Global 2012 10-K — 17

opportunities to invest capital. Therefore, WPC and its affiliates, including CPA®:16 – Global, CWI, and future entities advised by WPC, may compete with us with respect to properties, potential purchasers, sellers and lessees of properties, and mortgage financing for properties. We do not have a non-competition agreement with WPC, CPA®:16 – Global, or CWI and there are no restrictions on WPC’s ability to sponsor or manage funds or other investment vehicles that may compete with us in the future. Some of the entities formed and managed by WPC may be focused specifically on particular types of investments and receive preference in the allocation of those types of investments.

If we internalize our management functions, the percentage of our outstanding common stock owned by our other stockholders could be reduced, and we could incur other significant costs associated with being self-managed.

In the future, our board of directors may consider internalizing the functions performed for us by our advisor. The method by which we could internalize these functions could take many forms. There is no assurance that internalizing our management functions will be beneficial to us and our stockholders. An acquisition of our advisor could also result in dilution of your interests as a stockholder and could reduce earnings per share and funds from operations per share. Additionally, we may not realize the perceived benefits or we may not be able to properly integrate a new staff of managers and employees or we may not be able to effectively replicate the services provided previously by our advisor, property manager or their affiliates. Internalization transactions, including without limitation transactions involving the acquisition of advisors or property managers affiliated with entity sponsors, have also, in some cases, been the subject of litigation. Even if these claims are without merit, we could be forced to spend significant amounts of money defending claims which would reduce the amount of funds available for us to invest in properties or other investments and to pay distributions. All of these factors could have a material adverse effect on our results of operations, financial condition and ability to pay distributions.

Our advisor may hire subadvisors in areas where our advisor is seeking additional expertise. Stockholders will not be able to review these subadvisors, and our advisor may not have sufficient expertise to monitor the subadvisors.

Our advisor has the right to appoint one or more subadvisors with expertise in our target asset classes to assist our advisor with investment decisions and asset management. We do not have control over which subadvisors our advisor may choose and our advisor may not have the necessary expertise to effectively monitor the subadvisors’ investment decisions.

Our ability to control the management of our net-leased properties may be limited.

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

From time to time we participate in equity investments in jointly-owned entities and purchase assets jointly with the other operating Managed REITs and/or WPC and may do so as well with third parties. There are additional risks involved in such investment transactions. As a co-investor in a joint investment, we would not be in a position to exercise sole decision-making authority relating to the property, the jointly-owned entity or other entity.

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

CPA®:17 – Global 2012 10-K — 18

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

We believe that we are engaged primarily in the business of acquiring and owning interests in real estate. We hold ourselves out as a real estate firm and do not propose to engage primarily in the business of investing, reinvesting or trading in securities. Accordingly, we do not believe that we are an “orthodox” investment company as defined in Section 3(a)(1)(A) of the Investment Company Act and described in the first bullet point above. Further, following this offering, we will have no material assets other than our 99.97% ownership interest in the operating partnership. Excepted from the term “investment securities” for purposes of the 40% test described above, are securities issued by majority-owned subsidiaries, such as our operating partnership, that are not themselves investment companies and are not relying on the exception from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act.

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

We have purchased and may in the future purchase properties and/or assets secured by properties or interests in properties located outside the U.S. At December 31, 2012, our directly-owned real estate properties located outside of the U.S. represented 37% of current annualized contractual minimum base rent. Foreign real estate investments involve certain risks not generally associated with investments in the U.S. These risks include unexpected changes in regulatory requirements, political and economic instability in certain geographic locations, potential imposition of adverse or confiscatory taxes, possible challenges to the anticipated tax treatment of the structures through which we acquire and hold investments, possible currency transfer restrictions, expropriation of investments, difficulty in enforcing obligations in other countries and the burden of complying with a wide variety of foreign laws. Each of these risks might adversely affect our performance and impair our ability to make distributions to our stockholders that are required in order to maintain our REIT qualification. In addition, there is less publicly available information about foreign companies and a lack of uniform financial accounting standards and practices (including the availability of information in accordance with GAAP), which could impair our ability to analyze transactions and receive timely and accurate financial information from tenants necessary to meet our reporting obligations to financial institutions or governmental or regulatory agencies. Certain of these risks may be greater in emerging markets and less developed countries.

CPA®:17 – Global 2012 10-K — 19

We have invested, and may in the future invest, in new geographic areas that have risks that are greater or less well known to our advisor, and we may incur losses as a result.

We have purchased, and may in the future purchase, properties and assets secured by properties located outside the U.S., Europe, and Asia. Our advisor’s expertise to date is primarily in the U.S., Europe, and Asia and our advisor has less experience in other international markets. Our advisor may not be as familiar with the potential risks to our investments outside the U.S., Europe, and Asia, and we could incur losses as a result.

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

Most of our commercial real estate properties are occupied by a single tenant, and therefore the success of our investments is materially dependent on the financial stability of these tenants. Revenues from several of our tenants/guarantors constitute a significant percentage of our lease revenues. Our five largest tenants/guarantors represented approximately 47.0%, 49.1%, and 57.6% of total lease revenues in 2012, 2011 and 2010, respectively. Lease payment defaults by tenants could negatively impact our net income and reduce the amounts available for distributions to our stockholders. A default of a tenant on its lease payment to us could cause us to lose the revenue from the property and require us to find an alternative source of revenue to meet any mortgage payment and prevent a foreclosure if the property is subject to a mortgage. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-leasing our property. If a lease is terminated, there is no assurance that we will be able to re-lease the property for the rent previously received or sell the property without incurring a loss. Approximately 13% and 12% of our lease revenues in 2012 was derived from our leases with Metro and The New York Times Company, respectively. A failure by either Metro or The New York Times Company to meet its obligations to us could have a material adverse effect on our financial condition and results of operations and on our ability to pay distributions to our stockholders.

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

CPA®:17 – Global 2012 10-K — 20

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

We and the other Managed REITs managed by the advisor have had tenants (including several international tenants) file for bankruptcy protection in the past and have been involved in bankruptcy-related litigation. Four prior CPA® REITs reduced the rate of distributions to their investors as a result of adverse developments involving tenants.

Similarly, if a borrower under one of our loan transactions declares bankruptcy, there may not be sufficient funds to satisfy its payment obligations to us, which may adversely affect our revenue and distributions to our stockholders. The mortgage loans in which we may invest and the mortgage loans underlying the CMBS in which we may invest may be subject to delinquency, foreclosure and loss, which could result in losses to us.

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

A lease is classified by a tenant as a capital lease if the significant risks and rewards of ownership are considered to reside with the tenant. This situation is considered to be met if, among other things, the non-cancelable lease term is more than 75% of the useful life of the asset or if the present value of the minimum lease payments equals 90% or more of the leased property’s fair value. Under capital lease accounting for a tenant, both the leased asset and liability are reflected on their balance sheet. If the lease does not meet any of the criteria for a capital lease, the lease is considered an operating lease by the tenant and the obligation does not appear on the tenant’s balance sheet; rather, the contractual future minimum payment obligations are only disclosed in the footnotes thereto. Thus, entering into an operating lease can appear to enhance a tenant’s balance sheet in comparison to direct ownership. In response to concerns caused by a 2005 SEC study that the current model does not have sufficient transparency, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board (“IASB”) issued an Exposure Draft on a joint proposal

CPA®:17 – Global 2012 10-K — 21

that would dramatically transform lease accounting from the existing model. The FASB and IASB met during the third quarter of 2012 and voted to re-expose the proposed standard. A revised exposure draft for public comment is currently expected to be issued in 2013, with a final standard is currently expected to be issued during 2014. As of the date of this Report, the proposed guidance has not yet been finalized. Changes to the accounting guidance could affect both our and the Managed REITs’ accounting for leases as well as that of our and the Managed REITs’ tenants. These changes would impact most companies but are particularly applicable to those that are significant users of real estate. The proposal outlines a completely new model for accounting by lessees, whereby their rights and obligations under all leases, existing and new, would be capitalized and recorded on the balance sheet. For some companies, the new accounting guidance may influence whether or not, or the extent to which, they may enter into the type of sale-leaseback transactions in which we specialize.

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

CPA®:17 – Global 2012 10-K — 22

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

The initial appraisals that we obtain on our properties are generally based on the value of the properties when they are leased. If the leases on the properties terminate, the value of the properties may fall significantly below the appraised value, which could result in impairment charges on the properties.

The mortgage loans in which we may invest and the mortgage loans underlying the CMBS in which we may invest will be subject to delinquency, foreclosure and loss, which could result in losses to us.

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

CPA®:17 – Global 2012 10-K — 23

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

The yield on our investments in commercial mortgage loans may be sensitive to changes in prevailing interest rates and changes in prepayment rates. Therefore, changes in interest rates may affect our net interest income, which is the difference between the interest income we earn on our interest-earning investments and the interest expense we incur in financing these investments. We will often price loans at a spread to either U.S. Treasury obligations, swaps or the London Inter-Bank Offered Rate, or “LIBOR”. A decrease in these indexes may lower the yield on our investments. Conversely, if these indexes rise materially, borrowers may become delinquent or default on the high-leverage loans we occasionally target. As discussed below with respect to mortgage loans underlying CMBS, when a borrower prepays a mortgage loan more quickly than we expect, our expected return on the investment generally will be adversely affected.

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

We may invest in subordinate CMBS, which are subject to a greater risk of loss than more senior securities.

We may invest in a variety of subordinate CMBS, to the extent consistent with our investment guidelines and the rules applicable to REITs. The ability of a borrower to make payments on a loan underlying these securities is dependent primarily upon the successful operation of the property rather than upon the existence of independent income or assets of the borrower. In the event of default and the exhaustion of any equity support, reserve fund, letter of credit and any classes of securities junior to those in which we invest, we may not be able to recover all of our investment in the securities we purchase.

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

In times of economic distress, such as the recent downturn, the risk of loss on our investments in subordinated CMBS could increase. In 2009 and 2012, we incurred a significant impairment charge on our CMBS investments. The prices of lower credit-quality securities are generally less sensitive to interest rate changes than more highly rated investments but are more sensitive to adverse economic downturns or individual property developments. An economic downturn or a projection of an economic downturn could cause a decline in the price of lower credit quality securities because the ability of obligors of mortgage loans underlying mortgage-backed securities to make principal and interest payments may be impaired. In such event, existing credit support to a securitized structure may be insufficient to protect us against loss of our principal on these securities.

CPA®:17 – Global 2012 10-K — 24

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

CPA®:17 – Global 2012 10-K — 25

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

We are not required to complete a liquidity event by a specified date. The lack of an active public trading market for our shares combined with the limit on the number of our shares a person may own may discourage a takeover and make it difficult for stockholders to sell shares quickly.

There is no active public trading market for our shares, and we do not expect there ever will be one. Moreover, we are not required to complete a liquidity event by a specified date. Our charter also prohibits the ownership by one person or affiliated group of more than 9.8% in value of our stock or more than 9.8% in value or number, whichever is more restrictive, of our outstanding shares of common stock, unless exempted by our board of directors, to assist us in meeting the REIT qualification rules, among other things. This limit on the number of our shares a person may own may discourage a change of control of us and may inhibit individuals or large investors from desiring to purchase your shares by making a tender offer for your shares through offers financially attractive to you. Moreover, you should not rely on our redemption plan as a method to sell shares promptly because our redemption plan includes numerous restrictions that limit your ability to sell your shares to us, and our board of directors may amend, suspend or terminate our redemption plan, without giving you advance notice. In particular, the redemption plan provides that we may redeem shares only if we have sufficient funds available for redemption and to the extent the total number of shares for which redemption is requested in any quarter, together with the aggregate number of shares redeemed in the preceding three fiscal quarters, does not exceed five percent of the total

CPA®:17 – Global 2012 10-K — 26

number of our shares outstanding as of the last day of the immediately preceding fiscal quarter. Therefore, it will be difficult for you to sell your shares promptly or at all. In addition, the price received for any shares sold prior to a liquidity event is likely to be less than the proportionate value of the real estate we own. Investor suitability standards imposed by certain states may also make it more difficult to sell your shares to someone in those states. As a result, our shares should be purchased as a long-term investment only.

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

Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which there are only limited judicial and administrative interpretations. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. In order to qualify as a REIT, we must satisfy a number of requirements regarding the composition of our assets and the sources of our gross income. Also, we must make distributions to our stockholders aggregating annually at least 90% of our REIT net taxable income, excluding net capital gains. Because we have investments in foreign real property, we are subject to foreign currency gains and losses. Foreign currency gains may or may not be taken into account for purposes of the REIT income requirements. In addition, legislation, new regulations, administrative interpretations or court decisions may adversely affect our investors, our ability to qualify as a REIT for U.S. federal income tax purposes or the desirability of an investment in a REIT relative to other investments.

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

Distributions payable by REITs generally do not qualify for reduced U.S. federal income tax rates because qualifying REITs do not pay U.S. federal income tax on their undistributed net income.

The maximum U.S. federal income tax rate for distributions payable by domestic corporations to taxable U.S. stockholders is 20% under current law. Distributions payable by REITs, however, are generally not eligible for the reduced rates, except to the extent that they are attributable to distributions paid by a TRS or a C corporation, or relate to certain other activities. This is because qualifying REITs receive an entity level tax benefit from not having to pay U.S. federal income tax on their undistributed net income. As a result, the more favorable rates applicable to regular corporate distributions could cause stockholders who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay distributions, which could adversely affect the value of the stock of REITs, including our common stock. In addition, the relative attractiveness of real estate in general may be adversely affected by the reduced U.S. federal income tax rates applicable to corporate distributions, which could negatively affect the value of our properties.

Our board of directors may revoke our REIT election without stockholder approval, which may cause adverse consequences to our stockholders.

Our organizational documents permit our board of directors to revoke or otherwise terminate our REIT election, without the approval of our stockholders, if the board determines that it is not in our best interest to qualify as a REIT. In such a case, we would become subject to U.S. federal income tax on our net taxable income and we would no longer be required to distribute most of our net taxable income to our stockholders, which may have adverse consequences on the total return to our stockholders.

CPA®:17 – Global 2012 10-K — 27

Conflicts of interest may arise between holders of our common shares and holders of partnership interests in our operating partnership.

Our directors and officers have duties to us and to our stockholders under Maryland law in connection with their management of us. At the same time, because our operating partnership was formed in Delaware, we as general partner will have fiduciary duties under Delaware law to our operating partnership and to the limited partners in connection with the management of our operating partnership. Our duties as general partner of our operating partnership and its partners may come into conflict with the duties of our directors and officers to us and our stockholders.

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

Maryland law could restrict a change in control, which could have the effect of inhibiting a change in control even if a change in control were in our stockholders’ interest.

Provisions of Maryland law applicable to us prohibit business combinations with:

•                  any person who beneficially owns 10% or more of the voting power of our outstanding voting shares, referred to as an interested stockholder;

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

Our board of directors may determine that it is in our best interest to classify or reclassify any unissued stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications, and terms or conditions of redemption of any such stock. Thus, our board of directors could authorize the issuance of such stock with terms and conditions that could subordinate the rights of the holders of our common stock or have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our

CPA®:17 – Global 2012 10-K — 28

assets) that might provide a premium price for holders of our common stock. However, the issuance of preferred stock must also be approved by a majority of independent directors not otherwise interested in the transaction, who will have access at our expense to our legal counsel or to independent legal counsel. In addition, the board of directors, with the approval of a majority of the entire board and without any action by the stockholders, may amend our charter from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series that we have authority to issue. If our board of directors determines to take any such action, it will do so in accordance with the duties it owes to holders of our common stock.

Our revenues from our operating real estate are significantly influenced by demand for self-storage space generally, and a decrease in such demand would likely have an adverse effect on such revenues.

A decrease in the demand for self-storage space would have an adverse effect on our revenues from our operating real estate. Demand for self-storage space has been and could be adversely affected by ongoing weakness in the national, regional and local economies, changes in supply of, or demand for, similar or competing self-storage facilities in an area and the excess amount of self-storage space in a particular market. To the extent that any of these conditions occur, they are likely to affect market rents for self-storage space, which could cause a decrease in our revenue. Our revenues from our operating real estate represented approximately 8.3% of our total revenues in 2012.

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

See Item 1, Business — Our Net-Leased Portfolio for a discussion of the properties we hold for rental operations and Part II, Item 8, Financial Statements and Supplemental Data — Schedule III — Real Estate and Accumulated Depreciation for a detailed listing of such properties.

Item 3. Legal Proceedings.

At December 31, 2012, we were not involved in any material litigation.

Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

CPA®:17 – Global 2012 10-K — 29

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Unlisted Shares and Distributions

There is no active public trading market for our shares. At March 4, 2013, there were approximately 83,323 holders of record of our shares.

We are required to distribute annually at least 90% of our distributable REIT net taxable income to maintain our status as a REIT. Quarterly distributions declared by us for the past two years are as follows:

	Years Ended December 31,
	2012	2011
First quarter	$0.1625	$0.1600
Second quarter	0.1625	0.1625
Third quarter	0.1625	0.1625
Fourth quarter	0.1625	0.1625
	$0.6500	$0.6475

Unregistered Sales of Equity Securities

For the three months ended December 31, 2012, we issued 507,012 shares of our common stock to the advisor as consideration for asset management fees. These shares were issued at $10.00 per share, which represents our follow-on offering price. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(a)(2) of the Securities Act, the shares issued were deemed to be exempt from registration. In acquiring our shares, the advisor represented that such interests were being acquired by it for the purposes of investment and not with a view to the distribution thereof.

All prior sales of unregistered securities have been previously reported on quarterly reports on Form 10-Q.

Issuer Purchases of Equity Securities

Maximum number (or
			Total number of shares	approximate dollar value)
			purchased as part of	of shares that may yet be
	Total number of	Average price	publicly announced	purchased under the
2012 Period	shares purchased (a)	paid per share	plans or program (a)	plans or program (a)
October	-	$-	N/A	N/A
November	-	-	N/A	N/A
December	503,642	9.45	N/A	N/A
Total	503,642

___________

(a)              Represents shares of our common stock repurchased under our redemption plan, pursuant to which we may elect to redeem shares at the request of our stockholders who have held their shares for at least one year from the date of their issuance, subject to certain exceptions, conditions and limitations. The maximum amount of shares purchasable by us in any period depends on a number of factors and is at the discretion of our board of directors. The redemption plan will terminate if and when our shares are listed on a national securities market. We satisfied the above redemption requests during the fourth quarter, inclusive of 20,000 shares requested during the third quarter of 2012. We satisfied all redemption requests received in 2012.

CPA®:17 – Global 2012 10-K — 30

Item 6. Selected Financial Data.

The following selected financial data should be read in conjunction with the consolidated financial statements and related notes in Item 8 (in thousands, except per share data):

	Years Ended December 31,
	2012	2011	2010	2009 (b)	2008
Operating Data
Total revenues (a)	$294,043	$196,121	$99,463	$50,346	$9,684
Income (loss) from continuing operations	67,329	68,891	45,756	2,180	(1,650)
Net income (loss)	68,153	70,446	45,787	2,180	(1,650)
Add: Net (income) loss attributable to noncontrolling interests	(26,542)	(20,791)	(15,333)	(9,881)	403
Net income (loss) attributable to CPA®:17 – Global stockholders	41,611	49,655	30,454	(7,701)	(1,247)

Income (loss) per share:
Net income (loss) attributable to CPA®:17 – Global stockholders	0.17	0.28	0.27	(0.14)	(0.07)

Cash distributions declared per share	0.6500	0.6475	0.6400	0.6324	0.5578

Balance Sheet Data
Total assets	$4,416,299	$3,045,812	$1,998,255	$1,067,872	$479,072
Net investments in real estate (c)	3,097,865	2,374,773	1,426,907	698,332	273,314
Long-term obligations (d)	1,659,698	1,177,002	687,297	308,830	137,181

Other Information
Net cash provided by operating activities	$157,275	$101,515	$69,518	$35,348	$4,443
Cash distributions paid	147,649	102,503	60,937	27,193	5,196
Payments of mortgage principal (e)	17,525	14,136	6,541	4,494	540

___________

(a)         Certain prior year amounts have been reclassified from continuing operations to discontinued operations.

(b)         Net loss in 2009 reflects impairment charges totaling $26.8 million, inclusive of amounts attributable to noncontrolling interests totaling $2.8 million.

(c)          Net investments in real estate consists of Net investments in properties, Net investments in direct financing leases, Real estate under construction and Equity investments in real estate, as applicable.

(d)         Represents non-recourse mortgage obligations (Note 10) and deferred acquisition fee installments.

(e)          Represents scheduled mortgage principal payments.

CPA®:17 – Global 2012 10-K — 31

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

Financial Highlights

(In thousands)

	Years Ended December 31,
	2012	2011	2010
Total revenues	$294,043	$196,121	$99,463
Net income attributable to CPA®:17 – Global stockholders	41,611	49,655	30,454

Net cash provided by operating activities	157,275	101,515	69,518
Net cash used in investing activities	(838,058)	(758,551)	(1,031,896)
Net cash provided by financing activities	1,150,361	670,616	844,485

Cash distributions paid	147,649	102,503	60,937

Supplemental financial measure:
Modified funds from operations	125,180	96,766	44,589

We consider the performance metrics listed above, including Modified funds from operations (“MFFO”), a supplemental measure that is not defined by GAAP (“non-GAAP”), to be important measures in the evaluation of our results of operations and capital resources. We evaluate our results of operations with a primary focus on the ability to generate cash flow necessary to meet our objectives of funding distributions to stockholders. See Supplemental Financial Measures below for our definition of this non-GAAP measure and reconciliation to its most directly comparable GAAP measure.

Total revenues, Net cash provided by operating activities, and MFFO supplemental measure all increased during 2012 as compared to 2011, primarily reflecting our investment activity during 2012 and 2011.

As further discussed below, Net income attributable to CPA®:17 – Global stockholders decreased during 2012 as compared to 2011 despite revenues generated by the net-leased and self storage properties we acquired in 2011 and 2012. This revenue contribution was more than offset by several factors, including primarily an increase in general and administrative expenses and the impact of weakening of the U.S. dollar versus the euro during 2012. The increase in general and administrative expenses resulted from acquisition costs related to our 2012 self-storage acquisitions and an amendment to our advisory agreement changing the allocation of advisor personnel expenses from individual time records to reported revenue amongst the Managed REITs (Note 3).

CPA®:17 – Global 2012 10-K — 32

How We Evaluate Results of Operations

We evaluate our results of operations with a primary focus on our ability to generate cash flow necessary to meet our objectives of funding distributions to stockholders and increasing our equity in our real estate. As a result, our assessment of operating results gives less emphasis to the effect of unrealized gains and losses, which may cause fluctuations in net income for comparable periods but have no impact on cash flows, and to other non-cash charges, such as depreciation and impairment charges.

We consider cash flows from operating activities, cash flows from investing activities, cash flows from financing activities and certain non-GAAP performance metrics to be important measures in the evaluation of our results of operations and capital resources. Net cash provided by operating activities are sourced primarily from long-term lease contracts. These leases are generally triple net and mitigate, to an extent, our exposure to certain property operating expenses. Our evaluation of the amount and expected fluctuation of net cash provided by operating activities is essential in evaluating our ability to fund operating expenses, service debt and fund distributions to stockholders.

We focus on measures of cash flows from investing activities and cash flows from financing activities in our evaluation of our capital resources. Investing activities typically consist of the acquisition or disposition of investments in real property and the funding of capital expenditures with respect to real properties. Financing activities primarily consist of the payment of distributions to stockholders, obtaining non-recourse mortgage financing, generally in connection with the acquisition or refinancing of properties, and making mortgage principal payments. Our financing strategy has been to purchase substantially all of our properties with a combination of equity and non-recourse mortgage debt. A lender on a non-recourse mortgage loan generally has recourse only to the property collateralizing such debt and not to any of our other assets. This strategy has allowed us to diversify our portfolio of properties and, thereby, limit our risk. In the event that a balloon payment comes due, we may seek to refinance the loan, restructure the debt with existing lenders, or evaluate our ability to pay the balloon payment from our cash reserves or sell the property and use the proceeds to satisfy the mortgage debt.

CPA®:17 – Global 2012 10-K — 33

Results of Operations

The following table presents the comparative results of operations (in thousands):

	Years Ended December 31,
	2012	2011	Change	2011	2010	Change
Revenues
Rental income	$177,161	$124,425	$52,736	$124,425	$52,233	$72,192
Interest income from direct financing leases	53,549	48,474	5,075	48,474	40,028	8,446
Lease revenues	230,710	172,899	57,811	172,899	92,261	80,638
Other operating income	5,188	2,880	2,308	2,880	1,440	1,440
Interest income	9,042	6,602	2,440	6,602	3,545	3,057
Other real estate income	49,103	13,740	35,363	13,740	2,217	11,523
	294,043	196,121	97,922	196,121	99,463	96,658
Operating Expenses
Depreciation and amortization	(69,605)	(43,599)	(26,006)	(43,599)	(14,528)	(29,071)
General and administrative	(29,716)	(16,585)	(13,131)	(16,585)	(5,256)	(11,329)
Property expenses	(31,342)	(19,206)	(12,136)	(19,206)	(6,991)	(12,215)
Other real estate expenses	(33,701)	(8,009)	(25,692)	(8,009)	(1,327)	(6,682)
Impairment charges	(2,019)	70	(2,089)	70	-	70
	(166,383)	(87,329)	(79,054)	(87,329)	(28,102)	(59,227)
Other Income and Expenses
Income from equity investments in real estate	7,828	5,527	2,301	5,527	1,675	3,852
Other income and (expenses)	4,516	6,983	(2,467)	6,983	794	6,189
Gain on sale of real estate	1,092	-	1,092	-	-	-
Interest expense	(72,651)	(51,369)	(21,282)	(51,369)	(27,860)	(23,509)
	(59,215)	(38,859)	(20,356)	(38,859)	(25,391)	(13,468)
Income from continuing operations before income taxes	68,445	69,933	(1,488)	69,933	45,970	23,963
Provision for income taxes	(1,116)	(1,042)	(74)	(1,042)	(214)	(828)
Income from continuing operations	67,329	68,891	(1,562)	68,891	45,756	23,135

Discontinued Operations
Income from discontinued operations, net of tax	824	1,555	(731)	1,555	31	1,524

Net Income	68,153	70,446	(2,293)	70,446	45,787	24,659
Less: Net income attributable to noncontrolling interests	(26,542)	(20,791)	(5,751)	(20,791)	(15,333)	(5,458)
Net Income Attributable to CPA®:17 – Global Stockholders	$41,611	$49,655	$(8,044)	$49,655	$30,454	$19,201

CPA®:17 – Global 2012 10-K — 34

The following tables present other operating data that management finds useful in evaluating results of operations:

	As of December 31,
	2012	2011	2010
Occupancy rate - end of year	100%	100%	100%
Number of leased properties	335	307	135
Number of operating properties (a)	59	45	1

	Year Ended December 31,
	2012	2011	2010
Acquisition volume - consolidated subsidiaries (in millions)	$1,035.5	$936.6	$1,039.7
Acquisition volume - equity investments (in millions)	-	176.5	8.4
Financing obtained (in millions) (b)	469.6	243.6	431.7
Funds raised (in millions) (c)	927.3	584.5	591.8
Average U.S. dollar/euro exchange rate (d)	$1.2861	$1.3926	$1.3279
U.S. Consumer Price Index (CPI) (e)	229.6	225.7	219.2

___________

(a)         For all periods presented, operating properties comprise self-storage properties and one hotel, all of which are managed by third parties.

(b)         Amounts include refinancings of $7.9 million and $53.0 million for the years ended December 31, 2012 and 2010, respectively.

(c)          Reflects more than $2.9 billion in funds raised in the initial public offering (commenced in late December 2007) and the follow-on offering (commenced April 7, 2011). Our follow-on offering terminated in January 2013.

(d)         The average conversion rate for the U.S. dollar in relation to the euro decreased during the year ended December 31, 2012 as compared to 2011 and increased during the year ended December 31, 2011 as compared to 2010, resulting in a negative impact on earnings in 2012 and a positive impact on earnings in 2011 for our euro-denominated investments.

(e)          Many of our domestic lease agreements include contractual increases indexed to the change in the U.S. CPI.

CPA®:17 – Global 2012 10-K — 35

The following table sets forth the net lease revenues (i.e., rental income and interest income from direct financing leases) that we earned from lease obligations through our direct ownership of real estate (in thousands):

	Years Ended December 31,
Lessee (Date Acquired or Placed in Service)	2012	2011	2010
Metro Cash & Carry Italia S.p.A. (9/2011) (a)	$29,143	$7,974	$-
The New York Times Company (3/2009) (b)	27,588	27,797	26,768
Agrokor d.d. (12/2012, 11/2011, 12/2010, 4/2010) (a)	19,357	16,238	6,783
General Parts Inc., Golden State Supply LLC, Straus-Frank Enterprises LLC, General Parts Distribution LLC and Worldpac Inc., collectively “CARQUEST” (12/2010)	19,302	19,302	766
Blue Cross and Blue Shield of Minnesota, Inc. (1/2012)	13,073	-	-
Terminal Freezers, LLC (1/2011)	10,443	10,731	-
Eroski Sociedad Cooperativa (6/2010, 2/2010, 12/2009) (a)	10,203	10,851	8,281
DTS Distribuidora de Television Digital SA (12/2010) (a)	8,751	9,191	-
LifeTime Fitness, Inc. (9/2008)	6,850	6,847	6,847
Flanders Corporation (12/2011, 4/2011)	6,731	3,962	-
Flint River Services, LLC (11/2010)	5,088	5,079	855
Angelica Corporation (3/2010)	5,058	5,093	3,855
Frontier Spinning Mills, Inc. (12/2008) (b)	4,563	4,537	4,464
Sun Products (9/2011)	4,506	1,501	-
McKesson Corporation (formerly US Oncology, Inc.) (12/2009)	4,189	4,189	4,189
JP Morgan Chase Bank, National Association and AT&T Wireless Services (5/2010)	4,000	3,935	2,440
Actebis Peacock GmbH (7/2008) (a)	3,990	4,228	3,967
Kronos Products, Inc. (1/2010)	3,890	3,763	3,784
Walgreens (3/2012)	3,671	-	-
Harbor Freight Tools, USA, Inc. (3/2011) (c)	3,360	2,728	-
Sabre Communications Corporation and Cellxion, LLC (6/2012, 3/2012, 6/2010, 8/2008)	3,264	2,851	2,695
Waldaschaff Automotive Nagold GmbH (6/2011, 8/2008) (a) (d)	3,208	3,074	2,033
Laureate Education, Inc. (7/2008)	2,956	2,910	2,895
TDG Limited (5/2010, 4/2010)	2,901	2,928	2,040
Mori Seiki USA, Inc. (12/2009)	2,811	2,811	2,811
Berry Plastics Corporation (4/2011, 3/2010)	2,794	2,531	1,548
National Express Limited (12/2009)	2,140	2,071	1,919
KBR, Inc. (11/2012)	1,997	-	-
RLJ-McLarty-Landers Automotive Holdings, LLC (9/2012)	1,683	-	-
Other (a) (b)	13,200	5,777	3,321
	$230,710	$172,899	$92,261

___________

(a)         Amounts are subject to fluctuations in foreign currency exchange rates. The average conversion rate for the U.S. dollar in relation to the euro decreased by approximately 7.6% during the year ended December 31, 2012 as compared to 2011 and increased by approximately 4.9% during the year ended December 31, 2011 as compared to 2010, resulting in a negative impact on lease revenues in 2012 and a positive impact on lease revenues in 2011 for our euro-denominated investments.

(b)         These revenues are generated in consolidated investments, generally with our affiliates, and on a combined basis, include revenues applicable to noncontrolling interests totaling $16.5 million, $16.6 million, and $15.9 million for the years ended December 31, 2012, 2011, and 2010, respectively.

(c)          Increase in 2012 was due to a CPI-based rent increase.

(d)         Increase in 2011 was due to a lease restructuring. The former tenant, Wagon Automotive GmbH, terminated its lease with us in May 2009 and the successor company, Waldaschaff Automotive GmbH, took over the business and began paying rent to us at a significantly reduced rate until we entered into a new lease with Waldaschaff Automotive GmbH during 2011.

CPA®:17 – Global 2012 10-K — 36

We recognize income from equity investments in real estate, of which lease revenues are a significant component. The following table sets forth the net lease revenues earned by these investments from both continuing and discontinued operations. Amounts provided are the total amounts attributable to the investments and do not represent our proportionate share (dollars in thousands):

	Ownership Interest	Years Ended December 31,
Lessee (Date Acquired)	at December 31, 2012	2012	2011	2010
Hellweg Die Profi-Baumarkte GmbH & Co. KG (5/2011) (a) (b)	33%	$34,518	$24,543	$-
U-Haul Moving Partners, Inc. and Mercury Partners, LP (5/2011) (b)	12%	32,428	21,695	-
C1000 Logistiek Vastgoed B.V. (1/2011) (a)	85%	14,413	14,519	-
Tesco plc (7/2009) (a)	49%	7,249	7,720	7,337
Berry Plastics Corporation (12/2007) (c)	50%	6,982	6,649	6,666
Dick’s Sporting Goods, Inc. (5/2011) (b)	45%	3,332	2,104	-
Eroski Sociedad Cooperativa - Mallorca (6/2010) (a)	30%	2,989	3,235	1,710
		$101,911	$80,465	$15,713

___________

(a)         Amounts are subject to fluctuations in foreign currency exchange rates. The average conversion rate for the U.S. dollar in relation to the euro decreased by approximately 7.6% during the year ended December 31, 2012 as compared to 2011 and increased by approximately 4.9% during the year ended December 31, 2011 as compared to 2010, resulting in a negative impact on lease revenues in 2012 and a positive impact on lease revenues in 2011 for our euro-denominated investments.

(b)         We acquired our interest in this jointly-owned investment in May 2011 from CPA®:14 (Note 3). The amounts provided for 2011 represent lease revenues earned by the investment from the acquisition date.

(c)          We also consolidate an investment with one of our affiliates that leases another property to this lessee.

Lease Revenues

As of December 31, 2012, approximately 47.1% of our net leases, based on annualized contractual minimum base rent, provide for adjustments based on formulas indexed to changes in the CPI, or other similar indices for the jurisdiction in which the property is located, some of which have caps and/or floors. In addition, 44.9% of our net leases on that same basis have fixed rent adjustments with contractual minimum base rent scheduled to increase by an average of 2.0% in the next 12 months. We own international investments and, therefore, lease revenues from these investments are subject to fluctuations in exchange rate movements in foreign currencies, primarily the euro.

During the year ended December 31, 2012, we modified five leases totaling approximately 2.2 million square feet of leased space with existing tenants. The average new rent for these leases was $4.86 per square foot and the average former rent was $4.33 per square foot. There were no tenant improvement allowances or concessions related to any of these leases.

During the year ended December 31, 2011, we entered into one new lease with a new tenant that took over the business of a former tenant. The former tenant had defaulted on its lease and paid rent to us at a significantly reduced rate. We negotiated new lease terms with the new tenant and signed a new lease in 2011 with approximately 0.4 million square feet of leased space. The average new rent for this lease was $2.38 per square foot and the average former rent was $1.24 per square foot. Amounts are based on the exchange rate of the euro at December 31, 2012 and 2011, respectively. There were no tenant improvement allowances or concessions related to any of these leases.

2012 vs. 2011 — For the year ended December 31, 2012 as compared to 2011, lease revenues increased by $57.8 million, primarily due to our investment activity during 2012 and 2011, which contributed revenues of $55.9 million, and scheduled rent increases at several properties contributed $1.6 million. These increases were partially offset by fluctuations in foreign currency exchange rates, which reduced lease revenues by $4.1 million.

2011 vs. 2010 — For the year ended December 31, 2011 as compared to 2010, lease revenues increased by $80.6 million, primarily due to our investment activity during 2011 and 2010, which contributed revenues of $68.6 million. In addition, scheduled rent increases at several properties and positive fluctuations in foreign currency exchange rates contributed $8.1 million and $1.3 million, respectively, of the increases in lease revenues.

CPA®:17 – Global 2012 10-K — 37

Other Operating Income

Other operating income generally consists of costs reimbursable by tenants and non-rent related revenues. Reimbursable tenant costs are recorded as both income and property expense, and, therefore, have no impact on net income.

2012 vs. 2011 — For the year ended December 31, 2012 as compared to 2011, other operating income increased by $2.3 million, primarily due to an increase in reimbursable tenant costs as a result of our investment activity in 2012 and 2011.

2011 vs. 2010 — For the year ended December 31, 2011 as compared to 2010, other operating income increased by $1.4 million, primarily due to an increase in reimbursable tenant costs as a result of our investment activity in 2011 and 2010.

Interest Income

2012 vs. 2011 — For the year ended December 31, 2012 as compared to 2011, interest income increased by $2.4 million, primarily due to $3.0 million in interest income received from the note receivable related to our Walgreens investment located in Las Vegas, NV (“Walgreens Las Vegas”), which was partially offset by a $0.6 million decrease in interest income related to our participation in The New York Times Company non-recourse mortgage loan that was repaid in full during the first quarter of 2011.

2011 vs. 2010 — For the year ended December 31, 2011 as compared to 2010, interest income increased by $3.1 million, primarily as a result of interest income recognized during 2011 related to a $40.0 million note receivable acquired during December 2010.

Other Real Estate Operations

Other real estate operations represent the results of operations (revenues and operating expenses) of our hotel investment and 58 self-storage properties.

2012 vs. 2011 — For the year ended December 31, 2012 as compared to 2011, Other real estate income increased by $35.4 million and Other real estate expenses increased by $25.7 million. The increases were primarily due to the acquisitions of 44 self-storage properties and one hotel property during 2011 and 14 self-storage properties during 2012.

2011 vs. 2010 — For the year ended December 31, 2011 as compared to 2010, our results of operations reflected increases in income and expenses of $11.5 million and $6.7 million, respectively, primarily due to the acquisitions of 44 self-storage properties and one hotel property during 2011.

Depreciation and Amortization

2012 vs. 2011 — For the year ended December 31, 2012 as compared to 2011, depreciation and amortization increased by $26.0 million as a result of investments we entered into during 2012 and 2011.

2011 vs. 2010 — For the year ended December 31, 2011 as compared to 2010, depreciation and amortization increased by $29.1 million as a result of investments we entered into during 2011 and 2010.

General and Administrative

2012 vs. 2011 — For the year ended December 31, 2012 as compared to 2011, general and administrative increased by $13.1 million, primarily due to an increase in acquisition-related fees and expenses of $7.2 million; an increase in management expenses of $2.9 million and an increase in professional fees of $2.8 million. Acquisition-related fees reflect costs expensed related to several acquisitions during 2012 which were accounted for as business combinations (Note 4). Management expenses increased primarily due to an amendment to our advisory agreement in 2012 related to the basis of allocating advisor personnel expenses amongst the Managed REITs from individual time records to reported revenues (Note 3). Our professional fees were higher because of an increase in the size of our portfolio during 2012 as compared to 2011. Management expenses include our reimbursements to the advisor for the allocated costs of personnel and overhead in providing management of our day-to-day operations, including accounting services, stockholder services, corporate management, and property management and operations. Professional fees include legal, accounting and investor-related expenses incurred in the normal course of business.

2011 vs. 2010 — For the year ended December 31, 2011 as compared to 2010, general and administrative expense increased by $11.3 million, primarily due to an increase in acquisition-related fees and expenses, which were accounted for as business combinations, of

CPA®:17 – Global 2012 10-K — 38

$6.4 million; an increase in professional fees of $2.4 million; and an increase in management expenses of $1.3 million. Acquisition-related fees and expenses incurred in 2011 were primarily related to the acquisition of 44 self-storage properties. Both professional fees and management expenses increased in connection with 2011 and 2010 investment activity.

Property Expenses

2012 vs. 2011 — For the year ended December 31, 2012 as compared to 2011, property expenses increased by $12.1 million, primarily due to increases in asset management fees of $5.5 million as a result of 2012 and 2011 investment volume, which increased the asset base from which the advisor earns a fee. In addition, other property expenses increased by $2.4 million as a result of real estate taxes on investments we entered into in 2012 and 2011.

2011 vs. 2010 — For the year ended December 31, 2011 as compared to 2010, property expenses increased by $12.2 million, primarily due to increases in asset management fees of $8.4 million, professional fees of $1.5 million and reimbursable tenant costs of $1.4 million. Asset management fees, professional fees, and reimbursable tenant costs increased as a result of our 2011 and 2010 investment activity. Professional fees include legal and accounting expenses incurred for certain properties. Reimbursable tenant costs are recorded as both revenue and expenses and, therefore, have no impact on our results of operations.

Impairment Charges

During the year ended December 31, 2012, we incurred other-than-temporary impairment charges of $2.0 million to reduce the carrying values of three CMBS tranches to zero as a result of non-performance and the advisor’s assessment that the likelihood of receiving further interest payments or return of principal was remote. At December 31, 2012, the carrying value of our remaining CMBS securities was $1.6 million (Note 8).

Income from Equity Investments in Real Estate

Income from equity investments in real estate represents our proportionate share of net income or loss (revenue less expenses) from investments entered into with affiliates or third parties in which we have a noncontrolling interest but over which we exercise significant influence.

2012 vs. 2011 — For the year ended December 31, 2012 as compared to 2011, income from equity investments in real estate increased by $2.3 million, primarily due to an increase in income of $1.9 million related to the jointly-owned investments we acquired in May 2011 from CPA®:14 and our $1.9 million share of a gain on the extinguishment of debt recognized by a jointly-owned investment. These increases were partially offset by $1.5 million related to the amortization of basis differences on these investments during 2012.

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

Other Income and (Expenses)

Other income and (expenses) primarily consists of gains and losses on foreign currency transactions and derivative instruments. We and certain of our foreign consolidated subsidiaries have intercompany debt and/or advances that are not denominated in the entity’s functional currency. When the intercompany debt or accrued interest thereon is remeasured against the functional currency of the entity, a gain or loss may result. For intercompany transactions that are of a long-term investment nature, the gain or loss is recognized as a cumulative translation adjustment in Other comprehensive loss. We also recognize gains or losses on foreign currency transactions when we repatriate cash from our foreign investments. In addition, we have certain derivative instruments, including common stock warrants and foreign currency contracts that are not designated as hedging, for which realized and unrealized gains and losses are included in earnings. The timing and amount of such gains and losses cannot always be estimated and are subject to fluctuation.

2012 vs. 2011 — For the year ended December 31, 2012 as compared to 2011, other income decreased by $2.5 million, primarily due to realized foreign currency transaction losses on cash adjustments related to our foreign investments acquired during 2012 and 2011.

CPA®:17 – Global 2012 10-K — 39

2011 vs. 2010 — For the year ended December 31, 2011 as compared to 2010, other income increased by $6.2 million, mainly due to realized foreign currency transaction gains on cash repatriation from our foreign investments during 2011.

Gain on Sale of Real Estate

During the fourth quarter of 2012, we recognized a gain on sale of real estate of $1.1 million when we sold a portion of our investment in the Walgreens Las Vegas shopping center pursuant to the terms of the initial investment. In connection with this transaction, we acquired a 15% equity interest in BPS Parent, LLC (“BPS”), the developer of the shopping center (Note 6).

Interest Expense

2012 vs. 2011 — For the year ended December 31, 2012 as compared to 2011, interest expense increased by $21.3 million, primarily as a result of mortgage financing obtained and assumed in connection with our investment activity during 2012 and 2011.

2011 vs. 2010 — For the year ended December 31, 2011 as compared to 2010, interest expense increased by $23.5 million, primarily as a result of mortgage financing obtained and assumed in connection with our investment activity during 2011 and 2010.

Discontinued Operations

During the year ended December 31, 2012, we recognized income from discontinued operations of $0.8 million, primarily due to a net gain on the sale of properties of $0.7 million.

During the year ended December 31, 2011, we recognized income from discontinued operations of $1.6 million, primarily due to a net gain on the sale of properties of $0.8 million and income generated from the operations of these properties totaling $0.5 million. Amounts are based on the exchange rate of the Canadian dollar on the date of the sale.

Net Income Attributable to Noncontrolling Interests

2012 vs. 2011 — For the year ended December 31, 2012 as compared to 2011, net income attributable to noncontrolling interests increased by $5.8 million, primarily due to an increase in Available Cash distributions paid to the advisor of $5.3 million as a result of our 2012 and 2011 investment activity. As discussed in Note 3, the advisor owns a special general partner interest in our operating partnership entitling it to up to 10% of the Available Cash of our operating partnership.

2011 vs. 2010 — For the year ended December 31, 2011 as compared to 2010, net income attributable to noncontrolling interests increased by $5.5 million, primarily due to an increase in Available Cash distributions paid to the advisor of $4.9 million as a result of our 2011 and 2010 investment activity.

Net Income Attributable to CPA®:17 – Global Stockholders

2012 vs. 2011 — For the year ended December 31, 2012 as compared to 2011, net income attributable to CPA®:17 – Global stockholders decreased by $8.0 million.

2011 vs. 2010 — For the year ended December 31, 2011 as compared to 2010, net income attributable to CPA®:17 - Global stockholders increased by $19.2 million.

Modified Funds from Operations

MFFO is a non-GAAP measure that we use to evaluate our business. For a definition of MFFO and reconciliation to net income attributable to CPA®:17 – Global stockholders, see Supplemental Financial Measures below.

2012 vs. 2011 — For the year ended December 31, 2012 as compared to 2011, MFFO increased by $28.4 million, primarily as a result of revenue generated from our investment activity in 2012 and 2011, partially offset by increased general and administrative expenses due to the amendment to our advisory agreement in 2012 whereby the basis of allocating advisor personnel expenses amongst the Managed REITs was changed from individual time records to reported revenues (Note 2).

2011 vs. 2010 — For the year ended December 31, 2011 as compared to 2010, MFFO increased by $52.2 million, primarily as a result of our investment activity in 2011 and 2010.

CPA®:17 – Global 2012 10-K — 40

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

Operating Activities

During 2012, we used cash flows provided by operating activities of $157.3 million to fund cash distributions paid to our stockholders of $76.2 million, excluding $71.4 million in distributions that were reinvested in shares of our common stock by stockholders through our DRIP, and to pay distributions of $24.4 million to affiliates that hold noncontrolling interests in various entities with us. For 2012, the advisor elected to continue to receive its asset management fees in shares of our common stock, and as a result, we paid asset management fees of $20.5 million through the issuance of stock rather than in cash.

Investing Activities

Our investing activities are generally comprised of real estate-related transactions (purchases and sales), payment of deferred acquisition fees to the advisor and capitalized property-related costs. During 2012, we used offering proceeds of $799.2 million primarily to acquire several consolidated investments, including KBR, Inc. (“KBR”) for $172.6 million and Blue Cross Blue Shield, Inc. (“BCBS”) for $165.6 million, and to fund construction costs on several build-to-suit projects (Note 4). We contributed $73.7 million to a jointly-owned investment, Hellweg Die Profi-Baumarkte GmbH & Co. KG (“Hellweg 2”), to repurchase a portion of its outstanding mortgage loan. We received $23.6 million in distributions from our equity investments in real estate in excess of cumulative equity in net income. Additionally, we received aggregate proceeds of $59.3 million from the sales of a portion of the Walgreens Las Vegas investment and 12 other domestic properties. Funds totaling $52.3 million and $35.2 million, respectively, were invested in and released from lender-held investment accounts. We paid foreign value added taxes, or “VAT”, totaling $15.6 million during 2012 in connection with several international investments, of which $7.3 million was recovered during 2012, with the remainder expected to be fully recovered in future periods. Payments of deferred acquisition fees to the advisor totaled $15.7 million. We also used $7.1 million to acquire equity securities in a warehouse and logistics company (Note 8).

Financing Activities

As noted above, during 2012, we received $897.7 million in net proceeds from our follow-on public offering and $469.7 million in proceeds from mortgage financings related to 2012 and 2011 investment activity, including $128.2 million obtained in connection with the KBR acquisition and $92.4 million obtained in connection with the BCBS acquisition. We paid distributions to our stockholders and to affiliates that hold noncontrolling interests in various entities with us totaling $24.4 million. We also made scheduled mortgage principal installments of $17.5 million. We also used $17.2 million to repurchase shares through our redemption plan, as described below.

Our objectives are to generate sufficient cash flow over time to provide our stockholders with increasing distributions and to seek investments with potential for capital appreciation throughout varying economic cycles. During the 2012, we declared distributions to our stockholders totaling $161.7 million, which were comprised of cash distributions of $83.7 million and $78.0 million of distributions reinvested by stockholders through the DRIP. We have funded $157.3 million, or 97%, of these distributions from Net cash provided by operating activities with the remainder being funded from proceeds of our public offerings. In determining our distribution policy during the periods we are raising funds and investing capital, we place primary emphasis on projections of cash flow from operations, together with equity distributions in excess of equity income in real estate, from our investments, rather than on

CPA®:17 – Global 2012 10-K — 41

historical results of operations (though these and other factors may be a part of our consideration). In setting a distribution rate, we thus focus primarily on expected returns from those investments we have already made, as well as our anticipated rate of future investment, to assess the sustainability of a particular distribution rate over time.

We maintain a quarterly redemption plan pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from stockholders seeking liquidity. During the year ended December 31, 2012, we redeemed 1,818,685 shares of our common stock pursuant to our redemption plan at a weighted-average price of $9.45 per share. For the three months ended December 31, 2012, we received requests to redeem 503,642 shares of our common stock pursuant to our redemption plan, all of which were redeemed in the same period.

Liquidity is affected adversely by unanticipated costs and greater-than-anticipated operating expenses. To the extent that our cash reserves are insufficient to satisfy our cash requirements, additional funds may be provided from cash generated from operations. In addition, we may incur indebtedness in connection with the acquisition of any property, refinancing the debt thereon, arranging for the leveraging of any previously unfinanced property, or reinvesting the proceeds from financings or refinancings of additional properties.

Summary of Financing

The table below summarizes our non-recourse debt (dollars in thousands):

	December 31,
	2012	2011
Balance
Fixed rate	$1,096,488	$772,259
Variable rate (a)	536,964	381,995
Total	$1,633,452	$1,154,254

Percent of Total Debt
Fixed rate	67%	67%
Variable rate (a)	33%	33%
	100%	100%
Weighted-Average Interest Rate at End of Year
Fixed rate	5.5%	6.1%
Variable rate (a)	4.0%	4.0%

___________

(a)         Variable-rate debt at December 31, 2012 primarily consisted of (i) $391.7 million that was effectively converted to fixed-rate debt through interest rate swap derivative instruments and (ii) $119.2 million that was subject to an interest rate cap, but for which the applicable interest rate was below the interest rate of the cap at December 31, 2012.

Cash Resources

At December 31, 2012, our cash resources consisted of cash and cash equivalents totaling $652.3 million. Of this amount, $34.7 million, at then-current exchange rates, was held in foreign subsidiaries, but we could be subject to restrictions or significant costs should we decide to repatriate these amounts. We also had unleveraged properties that had an aggregate carrying value of $329.9 million at December 31, 2012, although there can be no assurance that we would be able to obtain financing for these properties. Our cash resources may be used for future investments and can be used for working capital needs and other commitments.

Cash Requirements

During the next 12 months, we expect that cash payments will include paying distributions to our stockholders and to our affiliates that hold noncontrolling interests in entities we control, making scheduled mortgage loan principal payments, reimbursing the advisor for costs incurred on our behalf, and paying normal recurring operating expenses. Balloon payments on our mortgage loan obligations totaling $34.5 million are due during the next 12 months. In addition, our share of balloon payments due during the next 12 months on our unconsolidated jointly-owned investments totals $79.2 million. Our advisor is actively seeking to refinance certain of these loans, although there can be no assurance that it will be able to do so on favorable terms, if at all.

CPA®:17 – Global 2012 10-K — 42

We expect to fund future investments, any capital expenditures on existing properties, and scheduled debt maturities on mortgage loans through the use of our cash reserves and cash generated from operations.

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements and other contractual obligations at December 31, 2012 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Non-recourse debt — principal (a)	$1,641,182	$55,612	$103,136	$639,234	$843,200
Deferred acquisition fees	26,246	15,537	10,709	-	-
Interest on borrowings and deferred acquisition fees	507,949	81,329	152,621	120,281	153,718
Subordinated disposition fees (b)	202	-	-	-	202
Capital commitments (c)	207,069	130,589	76,027	453	-
Operating and other lease commitments (d)	15,032	1,879	3,804	2,846	6,503
	$2,397,680	$284,946	$346,297	$762,814	$1,003,623

___________

(a)         Excludes $7.7 million of unamortized discount on three notes, which was included in Non-recourse debt at December 31, 2012.

(b)         Payable to the advisor, subject to meeting contingencies, in connection with any liquidity event for our stockholders. There can be no assurance that any liquidity event will be achieved in this time frame.

(c)       Capital commitments relate to four current build-to-suit projects, three build-to-suit projects that had been placed into service as of December 31, 2012, and two projects with other capital commitments. As of December 31, 2012, the total estimated construction costs were $427.0 million in the aggregate, of which $219.9 million had been completed at that date. Amounts are based on the exchange rate of the euro at December 31, 2012, as applicable.

(d)      Operating and other lease commitments consist of rental obligations under ground leases and our share of future minimum rents payable pursuant to our advisory agreement for the purpose of leasing office space used for the administration of real estate entities as well as future minimum rents payable under a lease executed in June 2010 (denominated in British pound sterling) in conjunction with an investment in the United Kingdom.

Amounts in the table above related to our foreign operations are based on the exchange rate of the local currencies at December 31, 2012, which consisted primarily of the euro. At December 31, 2012, we had no material capital lease obligations for which we were the lessee, either individually or in the aggregate.

CPA®:17 – Global 2012 10-K — 43

Equity Investments

We have investments in unconsolidated investments that own single-tenant properties net leased to corporations. Generally, the underlying investments are jointly-owned with our affiliates. Summarized financial information for these investments and our ownership interest in the investments at December 31, 2012 is presented below. Cash requirements with respect to our share of these debt obligations are discussed above under Cash Requirements. Summarized financial information provided represents the total amounts recorded by the investees and does not represent our proportionate share (dollars in thousands):

	Ownership Interest		Total Third-
Lessee	at December 31, 2012	Total Assets	Party Debt	Maturity Date
C1000 Logistiek Vastgoed B.V. (a)	85%	$191,368	$93,187	3/2013
U-Haul Moving Partners, Inc. and Mercury Partners, LP	12%	471,495	154,657	5/2014
Tesco plc (a)	49%	82,096	43,472	6/2016
Hellweg Die Profi-Baumarkte GmbH & Co. KG (a)	33%	425,913	328,737	4/2017
Berry Plastics Corporation	50%	73,618	27,352	6/2020
Dick’s Sporting Goods, Inc.	45%	25,788	21,150	1/2022
Eroski Sociedad Cooperativa - Mallorca (a)	30%	30,812	-	N/A
		$1,301,090	$668,555

___________

(a)         Dollar amounts shown are based on the exchange rate of the euro at December 31, 2012.

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

Critical Accounting Estimates

Our significant accounting policies are described in Note 2. Many of these accounting policies require judgment and the use of estimates and assumptions when applying these policies in the preparation of our consolidated financial statements. On a quarterly basis, we evaluate these estimates and judgments based on historical experience as well as other factors that we believe to be reasonable under the circumstances. These estimates are subject to change in the future if underlying assumptions or factors change. Certain accounting policies, while significant, may not require the use of estimates. Those accounting policies that require significant estimation and/or judgment are listed below.

Purchase Price Allocation

In connection with our acquisition of properties, we allocate the purchase price to tangible and intangible assets and liabilities acquired based on their estimated fair values. We determine the value of tangible assets, consisting of land and buildings, as if vacant, and record intangible assets, including the above- and below-market value of leases, the value of in-place leases and the value of tenant relationships, at their relative estimated fair values.

CPA®:17 – Global 2012 10-K — 44

Tangible Assets

We determine the value attributed to tangible assets and additional investments in equity interests by applying a discounted cash flow model that is intended to approximate both what a third party would pay to purchase the vacant property and rent at current estimated market rates at a selected capitalization rate. In applying the model, we assume that the disinterested party would sell the property at the end of an estimated market lease term. Assumptions used in the model are property-specific where this information is available; however, when certain necessary information is not available, we use available regional and property type information. Assumptions and estimates include the following:

•                  a discount rate or internal rate of return;

•                  the marketing period necessary to put a lease in place;

•                  carrying costs during the marketing period;

•                  leasing commissions and tenant improvement allowances;

•                  market rents and growth factors of these rents; and

•                  a market lease term and a cap rate to be applied to an estimate of market rent at the end of the market lease term.

The discount rates and residual capitalization rates used to value the properties are selected based on several factors, including:

•                  the creditworthiness of the lessees;

•                  industry surveys;

•                  property type;

•                  property location and age;

•                  current lease rates relative to market lease rates; and

•                  anticipated lease duration.

In the case where a tenant has a purchase option deemed to be favorable to the tenant, or the tenant has long-term renewal options at rental rates below estimated market rental rates, the appraisal assumes the exercise of such purchase option or long-term renewal options in its determination of residual value.

Where a property is deemed to have excess land, the discounted cash flow analysis includes the estimated excess land value at the assumed expiration of the lease, based upon an analysis of comparable land sales or listings in the general market area of the property growing at estimated market growth rates through the year of lease expiration.

The remaining economic life of leased assets is estimated by relying in part upon third-party appraisals of the leased assets, industry standards, and our experience. Different estimates of remaining economic life will affect the depreciation expense that is recorded.

Intangible Assets

We acquire properties subject to net leases and determine the value of above-market and below-market lease intangibles based on the difference between (i) the contractual rents to be paid pursuant to the leases negotiated and in place at the time of acquisition of the properties and (ii) our estimate of fair market lease rates for the property or a similar property, both of which are measured over a period equal to the estimated lease term, which includes any renewal options with rental rates below estimated market rental rates. We discount the difference between the estimated market rent and contractual rent to a present value using an interest rate reflecting our current assessment of the risk associated with the lease acquired, which includes a consideration of the credit of the lessee. Estimates of market rent are generally determined by us relying in part upon a third-party appraisal obtained in connection with the property acquisition and can include estimates of market rent increase factors, which are generally provided in the appraisal or by local real estate brokers.

We evaluate the specific characteristics of each tenant’s lease in determining the value of in-place lease intangibles. To determine the value of in-place lease intangibles, we consider the following:

•                  estimated market rent;

•                  estimated lease term, including renewal options at rental rates below estimated market rental rates;

•                  estimated carrying costs of the property during a hypothetical expected lease-up period; and

•                  current market conditions and costs to execute similar leases.

CPA®:17 – Global 2012 10-K — 45

Estimated carrying costs of the property include real estate taxes, insurance, other property operating costs, and estimates of lost rentals at market rates during the market participants’ expected lease-up periods, based on assessments of specific market conditions.

We determine these values using our estimates or by relying in part upon third-party appraisals conducted by independent appraisal firms.

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

Real Estate

For real estate assets that we intend to hold and use in which an impairment indicator is identified, we follow a two-step process to determine whether an asset is impaired and to determine the amount of the charge. First, we compare the carrying value of the property’s asset group to the future net undiscounted cash flow that we expect the property’s asset group will generate, including any estimated proceeds from the eventual sale of the property’s asset group. The undiscounted cash flow analysis requires us to make our best estimate of market rents, residual values and holding periods. We estimate market rents and residual values using market information from outside sources such as broker quotes or recent comparable sales. In cases where the available market information is not deemed appropriate, we perform a future net cash flow analysis discounted for inherent risk associated with each asset to determine an estimated fair value. As our investment objective is to hold properties on a long-term basis, holding periods used in the undiscounted cash flow analysis generally range from five to ten years. Depending on the assumptions made and estimates used, the future cash flow projected in the evaluation of long-lived assets can vary within a range of outcomes. We consider the likelihood of possible outcomes in determining our estimate of future cash flows. If the future net undiscounted cash flow of the property’s asset group is less than the carrying value, the carrying value of the property’s asset group is considered not recoverable. We then measure the impairment loss as the excess of the carrying value of the property’s asset group over its estimated fair value. The property asset group’s estimated fair value is primarily determined using market information from outside sources such as broker quotes or recent comparable sales.

Assets Held for Sale

We classify real estate assets that are accounted for as operating leases as held for sale when we have entered into a contract to sell the property, all material due diligence requirements have been satisfied and we believe it is probable that the disposition will occur within one year. When we classify an asset as held for sale, we carry the investment at the lower of its current carrying value or the expected sale price, less expected selling costs. We base the expected sale price on the contract and the expected selling costs on information provided by brokers and legal counsel. We then compare the asset’s expected sales price, less expected selling costs, to its carrying value, and if the expected sales price, less expected selling costs, is less than the property’s carrying value, we reduce the carrying value to the expected sales price, less expected selling costs. We continue to review the initial impairment for subsequent changes in the expected sales price, and may recognize an additional impairment charge if warranted.

Direct Financing Leases

We review our direct financing leases at least annually to determine whether there has been an other-than-temporary decline in the current estimate of residual value of the property. The residual value is our estimate of what we could realize upon the sale of the property at the end of the lease term, based on market information and third-party estimates where available. If this review indicates that a decline in residual value has occurred that is other-than-temporary, we recognize an impairment charge and revise the accounting for the direct financing lease to reflect a portion of the future cash flow from the lessee as a return of principal rather than as revenue.

When we enter into a contract to sell the real estate assets that are recorded as direct financing leases, we evaluate whether we believe it is probable that the disposition will occur. If we determine that the disposition is probable and therefore the asset’s holding period is reduced, we record an allowance for credit losses to reflect the change in the estimate of the undiscounted future rents. Accordingly, the net investment balance is written down to fair value.

CPA®:17 – Global 2012 10-K — 46

Equity Investments in Real Estate

We evaluate our equity investments in real estate on a periodic basis to determine if there are any indicators that the value of our equity investment may be impaired and to establish whether or not that impairment is other-than-temporary.

To the extent impairment has occurred, we measure the charge as the excess of the carrying value of our investment over its estimated fair value, which is determined by multiplying the estimated fair value of the underlying investment’s net assets by our ownership interest percentage. For our unconsolidated jointly-owned investments in real estate, we calculate the estimated fair value of the underlying investment’s real estate or net investment in direct financing lease as described in Real Estate and Direct Financing Leases above. The fair value of the underlying investment’s debt, if any, is calculated based on market interest rates and other market information. The fair value of the underlying investment’s other financial assets and liabilities (excluding net investment in direct financing leases) have fair values that approximate their carrying values.

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

We do not intend to sell our CMBS investments, and we do not expect that it is more likely than not that we will be required to sell these investments before their anticipated recovery. We perform an additional analysis to determine whether we expect to recover our amortized cost basis in the investment. If we determine that a decline in the estimated fair value of our CMBS investments has occurred that is other-than-temporary and we do not expect to recover the entire amortized cost basis, we calculate the total other-than-temporary impairment charge as the difference between the CMBS investments’ carrying value and their estimated fair value. We then separate the other-than-temporary impairment charge into the portion of the loss related to noncredit factors, such as the illiquidity of the securities (the “non-credit loss portion”), and the portion related to credit factors (the “credit loss portion”). We determine the non-credit loss portion by analyzing the changes in spreads on high credit quality CMBS securities as compared with the changes in spreads on the CMBS securities being analyzed for other-than-temporary impairment. We generally perform this analysis over a time period from the date of acquisition of the debt securities through the date of the analysis. Any resulting loss is deemed to represent losses due to the illiquidity of the debt securities and is recorded as the non-credit loss portion. We then measure the credit loss portion of the other-than-temporary impairment as the residual amount of the other-than-temporary impairment. We record the non-credit loss portion as a separate component of Other comprehensive income or loss in equity and the credit loss portion in earnings.

Following recognition of the other-than-temporary impairment, the difference between the new cost basis of the CMBS investments and cash flows expected to be collected is accreted to Interest income from CMBS over the remaining expected lives of the securities.

Supplemental Financial Measures

In the real estate industry, analysts and investors employ certain non-GAAP supplemental financial measures in order to facilitate meaningful comparisons between periods and among peer companies. Additionally, in the formulation of our goals and in the evaluation of the effectiveness of our strategies, we use supplemental non-GAAP measures which are uniquely defined by our management. We believe these measures are useful to investors to consider because they may assist them to better understand and measure the performance of our business over time and against similar companies. A description of these non-GAAP financial measures and reconciliations to the most directly comparable GAAP measures are provided below.

Funds from Operations (“FFO”) and Modified Funds from Operations (“MFFO”)

Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”), an industry trade group, has promulgated a measure known as FFO, which we believe to be an

CPA®:17 – Global 2012 10-K — 47

appropriate supplemental measure to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to nor a substitute for net income or loss as determined under GAAP.

We define FFO consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004, or the White Paper. The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property, impairment charges on real estate and depreciation and amortization; and after adjustments for unconsolidated partnerships and jointly-owned investments. Adjustments for unconsolidated partnerships and jointly-owned investments are calculated to reflect FFO.

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

Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) were put into effect in 2009. These other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, such as acquisition fees, that are typically accounted for as operating expenses. Management believes these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. While other start-up entities may also experience significant acquisition activity during their initial years, we believe that non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after acquisition activity ceases. As disclosed in the prospectus for our follow-on offering dated April 7, 2011 (the “Prospectus”), we intend to begin the process of achieving a liquidity event (i.e., listing of our common stock on a national exchange, a merger or sale of our assets or another similar transaction) within eight to 12 years following the investment of substantially all of the net proceeds from our initial offering, which occurred in April 2011. Thus, we do not intend to continuously purchase assets and intend to have a limited life. Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association (“IPA”), an industry trade group, has standardized a measure known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes

CPA®:17 – Global 2012 10-K — 48

acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring properties and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance now that our offering has been completed and once all of our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance since our offering and most of our acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. Investors are cautioned that MFFO should only be used to assess the sustainability of a company’s operating performance after a company’s offering has been completed and properties have been acquired, as it excludes acquisition costs that have a negative effect on a company’s operating performance during the periods in which properties are acquired.

We define MFFO consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations, or the Practice Guideline, issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of GAAP net income: acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above and below market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; nonrecurring impairments of real estate-related investments (i.e., infrequent or unusual, not reasonably likely to recur in the ordinary course of business); mark-to-market adjustments included in net income; nonrecurring gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and jointly-owned investments, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, nonrecurring unrealized gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized. While we are responsible for managing interest rate, hedge and foreign exchange risk, we retain an outside consultant to review all our hedging agreements. Inasmuch as interest rate hedges are not a fundamental part of our operations, we believe it is appropriate to exclude such infrequent gains and losses in calculating MFFO, as such gains and losses are not reflective of on-going operations.

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

CPA®:17 – Global 2012 10-K — 49

Presentation of this information is intended to provide useful information to investors as they compare the operating performance of different REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way, so comparisons with other REITs may not be meaningful. Furthermore, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income or income from continuing operations as an indication of our performance, as an alternative to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with other GAAP measurements as an indication of our performance.

MFFO has limitations as a performance measure in an offering such as ours, where the price of a share of common stock is a stated value and there is no estimated net asset value per share (“NAV”) determination during the offering stage and for a period thereafter. MFFO is useful in assisting management and investors in assessing the sustainability of operating performance in future operating periods, and in particular, after the offering and acquisition stages are complete and NAV is disclosed. MFFO is not a useful measure in evaluating NAV because impairments are taken into account in determining NAV but not in determining MFFO.

Neither the SEC, NAREIT nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, the SEC, NAREIT or another regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry and we would have to adjust our calculation and characterization of FFO or MFFO accordingly.

CPA®:17 – Global 2012 10-K — 50

FFO and MFFO were as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Net income attributable to CPA®:17 – Global stockholders	$41,611	$49,655	$30,454
Adjustments:
Depreciation and amortization of real property	67,141	42,240	13,898
Impairment charges	-	(70)	-
Gain on sale of real estate	(1,832)	(778)	(110)
Proportionate share of adjustments to equity in net income of partially-owned entities to arrive at FFO:
Depreciation and amortization of real property	16,458	13,892	3,136
Impairment charges	-	13	-
Loss on sale of real estate, net	1	-	38
Proportionate share of adjustments for noncontrolling interests to arrive at FFO	(578)	(646)	(580)
Total adjustments	81,190	54,651	16,382
FFO — as defined by NAREIT	122,801	104,306	46,836
Adjustments:
Other non-real estate depreciation, amortization and non-cash charges	1,825	114	79
Straight-line and other rent adjustments (a)	(15,315)	(14,236)	(5,252)
Impairment charges (b)	2,019	-	-
Acquisition expenses (c)	17,173	9,335	1,868
Above (below)-market rent intangible lease amortization, net (d)	858	1,756	1,215
Amortization of premiums on debt investments, net	138	148	130
Realized gains on foreign currency, derivatives and other (e)	(3,724)	(6,665)	(846)
Proportionate share of adjustments to equity in net income of partially-owned entities to arrive at MFFO:
Other non-real estate depreciation, amortization and non-cash charges	28	(6)	(6)
Straight-line and other rent adjustments (a)	(45)	(154)	(364)
Gain on extinguishment of debt (f)	(1,914)	-	-
Acquisition expenses (c)	273	282	2
Above (below)-market rent intangible lease amortization, net (d)	2	13	(22)
Realized (gains) losses on foreign currency, derivatives and other (e)	-	(7)	1
Proportionate share of adjustments for noncontrolling interests to arrive at MFFO	1,061	1,880	948
Total adjustments	2,379	(7,540)	(2,247)
MFFO	$125,180	$96,766	$44,589

___________

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

CPA®:17 – Global 2012 10-K — 51

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

CPA®:17 – Global 2012 10-K — 52

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

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain non-recourse mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our joint investment partners may obtain variable-rate non-recourse mortgage loans and, as a result, may enter into interest rate swap agreements or interest rate cap agreements with lenders that effectively convert the variable-rate debt service obligations of the loan to a fixed rate or limit the underlying interest rate from exceeding a specified strike rate, respectively. Interest rate swaps are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flows over a specific period, and interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments designated as cash flow hedges on the forecasted interest payments on the debt obligation. The notional, or face, amount on which the swaps or caps are based is not exchanged. Our objective in using these derivatives is to limit our exposure to interest rate movements. At December 31, 2012, we estimate that the net fair value of our interest rate cap and interest rate swaps, which are included in Other assets, net and Accounts payable, accrued expenses and other liabilities, respectively, in the consolidated financial statements, was in a net liability position of $20.1 million (Note 9).

At December 31, 2012, all of our debt either bore interest at fixed rates, was swapped to a fixed rate, was subject to an interest rate cap, or bore interest at fixed rates that were scheduled to convert to then-prevailing market fixed rates at certain future points during their term. The annual interest rates on our fixed-rate debt at December 31, 2012 ranged from 2.0% to 8.0%. The effective annual interest rates on our variable-rate debt at December 31, 2012 ranged from 2.9% to 6.6%. Our debt obligations are more fully described under Financial Condition in Item 7 above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at December 31, 2012 (in thousands):

	2013	2014	2015	2016	2017	Thereafter	Total	Fair value
Fixed-rate debt	$50,273	$30,577	$61,388	$71,334	$202,074	$681,590	$1,097,236	$1,133,927
Variable-rate debt	$5,339	$5,529	$5,642	$222,864	$142,962	$161,610	$543,946	$540,092

The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps or that has been subject to an interest rate cap is affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at December 31, 2012 by an aggregate increase of $78.4 million or an aggregate decrease of $82.9 million, respectively.

As more fully described under Financial Condition – Summary of Financing in Item 7 above, our variable-rate debt in the table above bore interest at fixed rates at December 31, 2012 but has interest rate reset features that will change the fixed interest rates to then-prevailing market fixed rates at certain points during their term. This debt is generally not subject to short-term fluctuations in interest rates.

CPA®:17 – Global 2012 10-K — 53

Foreign Currency Exchange Rate Risk

We own investments in Europe and in Asia, and as a result are subject to risk from the effects of exchange rate movements in the euro and, to a lesser extent, the British pound sterling and the Japanese yen, which may affect future costs and cash flows. Although all of our foreign investments through the fourth quarter of 2012 were conducted in these currencies, we are likely to conduct business in other currencies in the future as we seek to invest funds from our offering internationally. We manage foreign currency exchange rate movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the same currency. This reduces our overall exposure to the actual equity that we have invested and the equity portion of our cash flow. In addition, we may use currency hedging to further reduce the exposure to our equity cash flow. We are generally a net receiver of these currencies (we receive more cash than we pay out), and therefore our foreign operations benefit from a weaker U.S. dollar, and are adversely affected by a stronger U.S. dollar, relative to the foreign currency.

We recognized net unrealized and realized foreign currency transaction losses of $0.3 million and gains of $1.1 million, respectively, for the year ended December 31, 2012. These losses and gains are included in Other income and (expenses) in the consolidated financial statements and were primarily due to changes in the value of the foreign currency on accrued interest receivable on notes receivable from consolidated subsidiaries.

We enter into foreign currency forward contracts, collars, and put options to hedge certain of our foreign currency cash flow exposures. A foreign currency forward contract is a commitment to deliver a certain amount of currency at a certain price on a specific date in the future. A foreign currency collar consists of a written call option and a purchased put option to sell the foreign currency at a range of predetermined exchange rates. A foreign currency put option is the right to sell the currency at a predetermined price. By entering into forward contracts, we are locked into a future currency exchange rate for the term of the contract. A foreign currency collar guarantees that the exchange rate of the currency will not fluctuate beyond the range of the options’ strike prices. The total estimated fair value of these instruments, which is included in Other assets, net, in the consolidated financial statements was $4.4 million at December 31, 2012. We obtain non-recourse mortgage financing in the local currency in order to mitigate our exposure to changes in foreign currency exchange rates. To the extent that the currency fluctuations increase or decrease rental revenues as translated to U.S. dollar, the change in debt service, as translated to U.S. dollars, will partially offset the effect of fluctuations in revenue and, to some extent, mitigate the risk from changes in foreign currency exchange rates.

We have obtained mortgage financing in the local currency. To the extent that currency fluctuations increase or decrease rental revenues as translated to U.S. dollars, the change in debt service, as translated to U.S. dollars, will partially offset the effect of fluctuations in revenue and mitigate the risk from changes in foreign currency exchange rates.

Scheduled future minimum rents, exclusive of renewals, under non-cancelable operating leases, for our foreign operations during each of the next five years and thereafter, are as follows (in thousands):

Lease Revenues (a)	2013	2014	2015	2016	2017	Thereafter	Total
Euro (c)	$86,969	$87,166	$87,194	$87,194	$87,194	$958,092	$1,393,809
British pound sterling (d)	5,788	5,788	5,788	5,789	5,788	76,011	104,952
Japanese yen (e)	3,571	3,571	3,571	3,649	3,675	15,598	33,635
	$96,328	$96,525	$96,553	$96,632	$96,657	$1,049,701	$1,532,396

Scheduled debt service payments (principal and interest) for mortgage notes payable for our foreign operations during each of the next five years and thereafter, are as follows (in thousands):

Debt Service (a) (b)	2013	2014	2015	2016	2017	Thereafter	Total
Euro (c)	$50,506	$28,489	$69,870	$252,479	$142,952	$-	$544,296
British pound sterling (d)	486	486	486	13,858	-	-	15,316
Japanese yen (e)	305	605	605	607	30,929	-	33,051
	$51,297	$29,580	$70,961	$266,944	$173,881	$-	$592,663

CPA®:17 – Global 2012 10-K — 54

___________

(a)         Amounts are based on the applicable exchange rates at December 31, 2012. Contractual rents and debt obligations are denominated in the functional currency of the country of each property.

(b)         Interest on unhedged variable-rate debt obligations was calculated using the applicable annual interest rates and balances outstanding at December 31, 2012.

(c)          We estimate that for a 1% increase or decrease in the exchange rate between the euro and the U.S. dollar, there would be a corresponding change in the projected property-level cash flow at December 31, 2012 of $8.5 million.

(d)         We estimate that for a 1% increase or decrease in the exchange rate between the British pound sterling and the U.S. dollar, there would be a corresponding change in the projected property-level cash flow at December 31, 2012 of $0.9 million.

(e)          We estimate that for a 1% increase or decrease in the exchange rate between the Japanese yen and the U.S. dollar, there would be a corresponding change in the projected property-level cash flow at December 31, 2012 of less than $0.1 million.

As a result of scheduled balloon payments on international non-recourse mortgage loans, projected debt service obligations exceed projected lease revenues in 2016 and 2017. In 2016 and 2017, balloon payments totaling $244.3 million and $164.4 million, respectively, are due in each year on five non-recourse mortgage loans that are collateralized by properties that we own with affiliates. We currently anticipate that, by their respective due dates, we will have refinanced certain of these loans, but there can be no assurance that we will be able to do so on favorable terms, if at all. If that has not occurred, we would expect to use our cash resources to make these payments, if necessary.

CPA®:17 – Global 2012 10-K — 55

Item 8. Financial Statements and Supplementary Data.

The following financial statements and schedule are filed as a part of this Report:

Financial statement schedules other than those listed above are omitted because the required information is given in the financial statements, including the notes thereto, or because the conditions requiring their filing do not exist.

CPA®:17 – Global 2012 10-K — 56

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Corporate Property Associates 17 – Global Incorporated:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Corporate Property Associates 17 – Global Incorporated and its subsidiaries (the “Company”) at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

New York, New York

March 8, 2013

CPA®:17 – Global 2012 10-K — 57

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2012	2011
Assets
Investments in real estate:
Real estate, at cost (inclusive of amounts attributable to consolidated variable interest entities (“VIEs”) of $133,472 and $137,902, respectively)	$2,105,772	$1,500,151
Operating real estate, at cost	254,805	178,141
Accumulated depreciation (inclusive of amounts attributable to consolidated VIEs of $3,801 and $1,617, respectively)	(85,002)	(43,267)
Net investments in properties	2,275,575	1,635,025
Real estate under construction (inclusive of amounts attributable to consolidated VIEs of $12,629 and $82,521, respectively)	71,285	90,176
Net investments in direct financing leases (inclusive of amounts attributable to consolidated VIEs of $242,175 and $240,112, respectively)	475,872	462,505
Equity investments in real estate	275,133	187,067
Net investments in real estate	3,097,865	2,374,773
Notes receivable	40,000	70,000
Cash and cash equivalents (inclusive of amounts attributable to consolidated VIEs of $1,529 and $275, respectively)	652,330	180,726
In-place lease intangible assets, net (inclusive of amounts attributable to consolidated VIEs of $6,040 and $6,378, respectively)	423,084	267,906
Other intangible assets, net	78,239	66,231
Other assets, net (inclusive of amounts attributable to consolidated VIEs of $14,780 and $16,118, respectively)	124,781	86,176
Total assets	$4,416,299	$3,045,812

Liabilities and Equity
Liabilities:
Non-recourse debt (inclusive of amounts attributable to consolidated VIEs of $123,413 and $120,717, respectively)	$1,633,452	$1,154,254
Accounts payable, accrued expenses and other liabilities	74,384	48,035
Prepaid and deferred rental income and security deposits (inclusive of amounts attributable to consolidated VIEs of $2,249 and $3,228, respectively)	118,017	56,029
Due to affiliates (inclusive of amounts attributable to consolidated VIEs of $5,710 and $4,903, respectively)	29,527	27,747
Distributions payable	46,412	32,288
Total liabilities	1,901,792	1,318,353
Commitments and contingencies (Note 11)

Equity:
CPA®:17 – Global stockholders’ equity:
Preferred stock, $0.001 par value; 50,000,000 shares authorized; none issued	-	-
Common stock, $0.001 par value; 400,000,000 shares authorized; 310,548,664 and 207,975,777 shares issued and outstanding, respectively	310	208
Additional paid-in capital	2,786,855	1,863,227
Distributions in excess of accumulated earnings	(277,224)	(157,062)
Accumulated other comprehensive loss	(35,366)	(32,601)
Less, treasury stock at cost, 3,645,644 and 1,826,959 shares, respectively	(34,293)	(17,104)
Total CPA®:17 – Global stockholders’ equity	2,440,282	1,656,668
Noncontrolling interests	74,225	70,791
Total equity	2,514,507	1,727,459
Total liabilities and equity	$4,416,299	$3,045,812

See Notes to Consolidated Financial Statements.

CPA®:17 – Global 2012 10-K — 58

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share amounts)

	Years Ended December 31,
	2012	2011	2010
Revenues
Rental income	$177,161	$124,425	$52,233
Interest income from direct financing leases	53,549	48,474	40,028
Lease revenues	230,710	172,899	92,261
Other operating income	5,188	2,880	1,440
Interest income	9,042	6,602	3,545
Other real estate income	49,103	13,740	2,217
	294,043	196,121	99,463
Operating Expenses
Depreciation and amortization	(69,605)	(43,599)	(14,528)
General and administrative	(29,716)	(16,585)	(5,256)
Property expenses	(31,342)	(19,206)	(6,991)
Other real estate expenses	(33,701)	(8,009)	(1,327)
Impairment charges	(2,019)	70	-
	(166,383)	(87,329)	(28,102)
Other Income and Expenses
Income from equity investments in real estate	7,828	5,527	1,675
Other income and (expenses)	4,516	6,983	794
Gain on sale of real estate	1,092	-	-
Interest expense	(72,651)	(51,369)	(27,860)
	(59,215)	(38,859)	(25,391)
Income from continuing operations before income taxes	68,445	69,933	45,970
Provision for income taxes	(1,116)	(1,042)	(214)
Income from continuing operations	67,329	68,891	45,756

Discontinued Operations
Income from operations of discontinued properties, net of tax	84	777	31
Gain on sale of real estate	740	778	-
Income from discontinued operations, net of tax	824	1,555	31

Net Income	68,153	70,446	45,787
Less: Net income attributable to noncontrolling interests	(26,542)	(20,791)	(15,333)
Net Income Attributable to CPA®:17 – Global Stockholders	$41,611	$49,655	$30,454

Earnings Per Share
Income from continuing operations attributable to CPA®:17 – Global stockholders	$0.17	$0.27	$0.27
Income from discontinued operations attributable to CPA®:17 – Global stockholders	-	0.01	-
Net income attributable to CPA®:17 – Global stockholders	$0.17	$0.28	$0.27

Weighted Average Shares Outstanding	249,283,354	175,271,595	110,882,448

Amounts Attributable to CPA®:17 – Global Stockholders
Income from continuing operations, net of tax	$40,787	$48,100	$30,423
Income from discontinued operations, net of tax	824	1,555	31
Net income attributable to CPA®:17 – Global stockholders	$41,611	$49,655	$30,454

See Notes to Consolidated Financial Statements.

CPA®:17 – Global 2012 10-K — 59

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Years Ended December 31,
	2012	2011	2010
Net Income	$68,153	$70,446	$45,787
Other Comprehensive Loss:
Foreign currency translation adjustments	13,515	(12,753)	(7,438)
Unrealized loss on derivative instruments	(16,758)	(5,219)	(4,375)
Change in unrealized appreciation (depreciation) on marketable securities	1,035	(15)	-
	(2,208)	(17,987)	(11,813)
Comprehensive Income	65,945	52,459	33,974

Amounts Attributable to Noncontrolling Interests:
Net income	(26,542)	(20,791)	(15,333)
Foreign currency translation adjustments	(192)	220	778
Change in unrealized (gain) loss on derivative instruments	(365)	109	994
Comprehensive income attributable to noncontrolling interests	(27,099)	(20,462)	(13,561)

Comprehensive Income Attributable to CPA®:17 – Global Stockholders	$38,846	$31,997	$20,413

See Notes to Consolidated Financial Statements.

CPA®:17 – Global 2012 10-K — 60

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED

CONSOLIDATED STATEMENTS OF EQUITY

Years Ended December 31, 2012, 2011, and 2010

(in thousands, except share and per share amounts)

		CPA®:17 – Global Stockholders

				Distributions	Accumulated		Total
	Total		Additional	in Excess of	Other		CPA®:17
	Outstanding	Common	Paid-In	Accumulated	Comprehensive	Treasury	– Global	Noncontrolling
	Shares	Stock	Capital	Earnings	Loss	Stock	Stockholders	Interests	Total
Balance at January 1, 2010	79,886,568	$82	$718,057	$(53,118)	$(4,902)	$(2,314)	$657,805	$71,332	$729,137
Shares issued, net of offering costs	62,643,431	60	557,835				557,895		557,895
Shares issued to affiliates	453,121	1	4,561				4,562		4,562
Contributions from noncontrolling interests							-	412	412
Distributions declared ($0.6400 per share)				(70,782)			(70,782)		(70,782)
Distributions to noncontrolling interests							-	(12,959)	(12,959)
Net income				30,454			30,454	15,333	45,787
Other comprehensive loss:
Foreign currency translation adjustments					(6,660)		(6,660)	(778)	(7,438)
Change in unrealized loss on derivative instruments					(3,381)		(3,381)	(994)	(4,375)
Repurchase of shares	(616,158)					(5,730)	(5,730)		(5,730)
Balance at December 31, 2010	142,366,962	143	1,280,453	(93,446)	(14,943)	(8,044)	1,164,163	72,346	1,236,509
Shares issued, net of offering costs	63,628,957	63	571,592				571,655		571,655
Shares issued to affiliates	1,114,867	2	11,182				11,184		11,184
Contributions from noncontrolling interests							-	1,197	1,197
Distributions declared ($0.6475 per share)				(113,271)			(113,271)		(113,271)
Distributions to noncontrolling interests							-	(23,214)	(23,214)
Net income				49,655			49,655	20,791	70,446
Other comprehensive loss:
Foreign currency translation adjustments					(12,533)		(12,533)	(220)	(12,753)
Change in unrealized loss on derivative instruments					(5,110)		(5,110)	(109)	(5,219)
Change in unrealized depreciation on marketable securities					(15)		(15)		(15)
Repurchase of shares	(961,968)					(9,060)	(9,060)		(9,060)
Balance at December 31, 2011	206,148,818	208	1,863,227	(157,062)	(32,601)	(17,104)	1,656,668	70,791	1,727,459
Shares issued, net of offering costs	100,529,436	100	903,129				903,229		903,229
Shares issued to affiliates	2,043,451	2	20,499				20,501		20,501
Contributions from noncontrolling interests							-	762	762
Distributions declared ($0.6500 per share)				(161,773)			(161,773)		(161,773)
Distributions to noncontrolling interests							-	(24,427)	(24,427)
Net income				41,611			41,611	26,542	68,153
Other comprehensive loss:
Foreign currency translation adjustments					13,323		13,323	192	13,515
Change in unrealized loss on derivative instruments					(17,123)		(17,123)	365	(16,758)
Change in unrealized appreciation on marketable securities					1,035		1,035		1,035
Repurchase of shares	(1,818,685)					(17,189)	(17,189)		(17,189)
Balance at December 31, 2012	306,903,020	$310	$2,786,855	$(277,224)	$(35,366)	$(34,293)	$2,440,282	$74,225	$2,514,507

See Notes to Consolidated Financial Statements.

CPA®:17 – Global 2012 10-K — 61

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2012	2011	2010
Cash Flows — Operating Activities
Net income	$68,153	$70,446	$45,787
Adjustments to net income:
Depreciation and amortization, including intangible assets and deferred financing costs	72,486	46,720	14,972
Loss from equity investments in real estate in excess of distributions received	419	1,868	-
Issuance of shares to affiliate in satisfaction of fees due	20,501	11,184	4,562
Gain on sale of real estate	(1,832)	(787)	-
Unrealized loss on foreign currency transactions and others	2,221	3	85
Realized gain on foreign currency transactions and others	(1,128)	(6,055)	(777)
Straight-line rent adjustment and amortization of rent-related intangibles	(14,185)	(11,616)	(4,040)
Settlement of derivative liability	-	(5,131)	-
Impairment charges on net investments in properties and CMBS	2,019	(70)	-
Decrease (increase) in accounts receivable and prepaid expenses	10,609	(2,949)	(2,430)
Increase in accounts payable and accrued expenses	432	3,621	5,075
Increase in prepaid and deferred rental income	3,261	1,485	3,868
(Decrease) increase in due to affiliates	(2,384)	(2,197)	3,574
Net changes in other operating assets and liabilities	(3,297)	(5,007)	(1,158)
Net Cash Provided by Operating Activities	157,275	101,515	69,518

Cash Flows — Investing Activities
Distributions received from equity investments in real estate in excess of equity income	23,616	90,571	2,761
Acquisitions of real estate and direct financing leases	(799,175)	(658,546)	(917,897)
Capital contributions to equity investments in real estate	(73,656)	(228,519)	(10,648)
VAT paid in connection with acquisitions of real estate	(15,594)	(4,592)	(53,241)
VAT refunded in connection with acquisitions of real estate	7,314	29,336	40,441
Proceeds from sale of real estate	59,323	19,821	1,690
Funds placed in escrow	(52,266)	(196,291)	(103,045)
Funds released from escrow	35,159	186,958	98,502
Payment of deferred acquisition fees to an affiliate	(15,708)	(14,455)	(7,204)
Proceeds from repayment of notes receivable	-	49,560	7,440
Investment in securities	(7,071)	(2,394)	-
Purchase of notes receivable	-	(30,000)	(90,695)
Net Cash Used in Investing Activities	(838,058)	(758,551)	(1,031,896)

Cash Flows — Financing Activities
Distributions paid	(147,649)	(102,503)	(60,937)
Contributions from noncontrolling interests	762	1,197	412
Distributions to noncontrolling interests	(24,427)	(23,214)	(12,959)
Scheduled payments of mortgage principal	(17,525)	(14,136)	(6,541)
Prepayments of mortgage principal	(11,224)	-	(53,017)
Proceeds from mortgage financing	469,709	243,517	425,881
Funds placed in escrow	8,691	17,919	7,168
Funds released from escrow	(6,780)	(8,932)	(3,593)
Proceeds from loan from an affiliate	-	90,000	-
Repayment of loan from an affiliate	-	(90,000)	-
Payment of financing costs and mortgage deposits, net of deposits refunded	(1,667)	(9,423)	(4,094)
Proceeds from issuance of shares, net of issuance costs	897,660	575,251	557,895
Purchase of treasury stock	(17,189)	(9,060)	(5,730)
Net Cash Provided by Financing Activities	1,150,361	670,616	844,485
Change in Cash and Cash Equivalents During the Year
Effect of exchange rate changes on cash	2,026	4,401	(916)
Net increase (decrease) in cash and cash equivalents	471,604	17,981	(118,809)
Cash and cash equivalents, beginning of year	180,726	162,745	281,554
Cash and cash equivalents, end of year	$652,330	$180,726	$162,745

(Continued)

CPA®:17 – Global 2012 10-K — 62

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

Supplemental non-cash investing and financing activities:

The cost basis of real estate investments acquired during the years ended December 31, 2012, 2011, and 2010, including equity investments in real estate, also included deferred acquisition fees payable and other accrued liabilities of $19.5 million, $17.4 million, and $19.1 million, respectively (Note 3, Note 4).

In connection with one of our self-storage investments and one build-to-suit investment during 2012, we assumed two non-recourse mortgage loans totaling $29.6 million, including unamortized discount of $7.1 million (Note 10).

In connection with several of our acquisitions, we have recorded asset retirement obligations for the removal of asbestos and environmental waste of $6.8 million, $9.6 million, and $1.3 million during the years ended December 31, 2012, 2011, and 2010, respectively (Note 4).

In October 2012, we converted a $30.0 million loan we provided to a developer, BPS, for the construction of the Walgreens Las Vegas shopping center and exercised our option to acquire a 15% equity interest in BPS, which holds the remaining interest in the shopping center (Note 5, Note 6).

In September 2011, we purchased substantially all of the economic and voting interests in a real estate fund, Metro, for $164.9 million, based on the exchange rate of the euro on the date of acquisition (Note 4). This transaction consisted of the acquisition and assumption of certain assets and liabilities, as detailed in the table below (in thousands).

Assets Acquired at Fair Value:
Land	$91,691
Building	262,651
Intangible assets	57,750

Liabilities Assumed at Fair Value:
Non-recourse debt	(222,680)
Accounts payable, accrued expenses and other liabilities	(9,050)
Prepaid and deferred rental income	(15,488)
Net Assets Acquired	$164,874

Supplemental cash flows information (in thousands):

	Years Ended December 31,
	2012	2011	2010
Interest paid, net of amounts capitalized	$68,972	$46,722	$26,275
Interest capitalized	$1,719	$3,543	$315
Income taxes paid (refunded)	$1,502	$401	$(111)

See Notes to Consolidated Financial Statements.

CPA®:17 – Global 2012 10-K — 63

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Offering

Organization

CPA®:17 – Global is a publicly owned, non-listed REIT that invests primarily in commercial properties leased to companies domestically and internationally. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions and other factors. We earn revenue principally by leasing the properties we own to single corporate tenants, primarily on a triple-net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, contractual rent adjustments, tenant defaults, sales of properties, and changes in foreign currency exchange rates. At December 31, 2012, our portfolio was comprised of our full or partial ownership interests in 335 fully-occupied properties, substantially all of which were triple-net leased to 80 tenants, and totaled approximately 32 million square feet (unaudited). In addition, we own 58 self-storage properties and retain a fee interest in a hotel property for an aggregate of approximately 4 million square feet (unaudited). As opportunities arise, we may also make other types of commercial real estate related investments. We were formed in 2007 and are managed by the advisor.

At December 31, 2012, CPA®:17 – Global owned 99.985% of general and limited partnership interests in the Operating Partnership. The remaining 0.015% interest in the operating partnership is held by a subsidiary of WPC.

Public Offerings

Since inception through the termination of our initial public offering on April 7, 2011, upon the effectiveness of our follow-on offering described below, we raised a total of more than $1.5 billion.

We commenced a follow-on public offering of up to $1.0 billion of common stock and up to $475.0 million of common stock pursuant to our DRIP on April 7, 2011. We subsequently reallocated 35,000,000 shares of our common stock from our DRIP to our follow-on offering. We closed our follow-on offering on January 31, 2013. We issued approximately 289,000,000 shares of our common stock and raised aggregate gross proceeds of approximately $2.9 billion from our initial public offering and our follow-on offering. Through December 31, 2012, we have also issued 17,691,063 shares ($168.1 million) through our DRIP. We closed our follow-on offering on January 31, 2013. We repurchased 3,645,644 shares ($34.3 million) of our common stock under our redemption plan from inception through December 31, 2012. We intend to continue to use the net proceeds of these offerings to acquire, own and manage a portfolio of commercial properties leased to a diversified group of companies primarily on a single tenant net lease basis.

In January 2013, we amended our articles of incorporation to increase the number of shares authorized to 950,000,000 consisting of 900,000,000 shares of common stock, $0.001 par value per share and 50,000,000 shares of preferred stock, $0.001 par value per share. In January 2013, we also filed a registration statement on Form S-3 (File No. 333-186182) with the SEC regarding 200,000,000 shares of our common stock to be offered through our DRIP.

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

When we obtain an economic interest in an entity, we evaluate the entity to determine if it is deemed a VIE. Certain factors we consider in this analysis are insufficient equity at risk, fixed price purchase or renewal options within a lease, as well as certain decision-making rights within a loan. Significant judgment is required to determine if we are the primary beneficiary of a VIE and should consolidate the VIE. We review the contractual arrangements provided for in the partnership agreement or other related contracts to determine whether the entity is considered a VIE, and to establish whether we have any variable interests in the VIE. We then compare our variable interests, if any, to those of the other variable interest holders to determine which party is the primary beneficiary of a VIE based on whether the entity (i) has the power to direct the activities that most significantly impact the economic

CPA®:17 – Global 2012 10-K — 64

Notes to Consolidated Financial Statements

performance of the VIE, and (ii) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE.

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

We have investments in tenancy-in-common interests in various domestic and international properties. Consolidation of these investments is not required as such interests do not qualify as VIEs and do not meet the control requirement required for consolidation. Accordingly, we account for these investments using the equity method of accounting. We use the equity method of accounting because the shared decision-making involved in a tenancy-in-common interest investment provides us with significant influence on the operating and financial decisions of these investments.

Additionally, we own interests in single-tenant net lease properties leased to corporations through noncontrolling interests in partnerships and limited liability companies that we do not control but over which we exercise significant influence. We account for these investments under the equity method of accounting. At times, the carrying value of our equity investments may fall below zero for certain investments. We intend to fund our share of the jointly-owned investments’ future operating deficits should the need arise. However, we have no legal obligation to pay for any of the liabilities of such investments nor do we have any legal obligation to fund operating deficits.

We previously determined that the Walgreens Las Vegas investment was a VIE and we were its primary beneficiary. In October 2012, we exercised options to acquire the Walgreens store and to acquire a 15% equity interest in a project that includes a multi-tenant retail development managed by BPS. Walgreens Las Vegas is no longer a VIE as we own 100% of the entity. We continue to consolidate the accounts of Walgreens Las Vegas (Note 6).

Reclassifications and Revisions

Certain prior year amounts have been reclassified to conform to the current year presentation. The consolidated financial statements included in this Report have been retrospectively adjusted to reflect the disposition (or planned disposition) of certain properties as discontinued operations and certain adjustments related to purchase price allocation for all periods presented.

Purchase Price Allocation

In accordance with the guidance for business combinations, we determine whether a transaction or other event is a business combination, which requires that the assets acquired and liabilities assumed constitute a business. Each business combination is then accounted for by applying the acquisition method. If the assets acquired are not a business, we account for the transaction or other event as an asset acquisition. Under both methods, we recognize the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity. In addition, for transactions that are business combinations, we evaluate the existence of goodwill or a gain from a bargain purchase. We immediately expense acquisition-related costs and fees associated with business combinations.

When we acquire properties with leases classified as operating leases, we allocate the purchase price to the tangible and intangible assets and liabilities acquired based on their estimated fair values. We determine the value of the tangible assets, consisting of land and buildings, as if vacant, and record intangible assets, including the above-market and below-market value of leases, the value of in-place leases and the value of tenant relationships, at their relative estimated fair values. Land is typically valued utilizing the sales comparison (or market approach). Buildings, as if vacant, are valued using the cost and/or income approach. Site improvements are valued using the cost approach. The fair value of real estate is determined by reference to portfolio appraisals which determines their values, on a property level, by applying a discounted cash flow analysis to the estimated net operating income for each property in the portfolio during the remaining anticipated lease term, and the estimated residual value of each property from a hypothetical sale of the property upon expiration after considering the re-tenanting of such property at estimated then current market rental rate, at a selected capitalization rate and deducting estimated costs of sale. The proceeds from a hypothetical sale are derived by capitalizing the estimated net operating income of each property for the year following lease expiration at an estimated residual capitalization rate. The discount rates and residual capitalization rates used to value the properties are selected based on several factors, including the

CPA®:17 – Global 2012 10-K — 65

Notes to Consolidated Financial Statements

creditworthiness of the lessees, industry surveys, property type, location and age, current lease rates relative to market lease rates and anticipated lease duration. In the case where a tenant has a purchase option deemed to be materially favorable to the tenant, or the tenant has long-term renewal options at rental rates below estimated market rental rates, the appraisal assumes the exercise of such purchase option or long-term renewal options in its determination of residual value. Where a property is deemed to have excess land, the discounted cash flow analysis includes the estimated excess land value at the assumed expiration of the lease, based upon an analysis of comparable land sales or listings in the general market area of the property grown at estimated market growth rates through the year of lease expiration. For those properties that are under contract for sale, the appraised value of the portfolio reflects the current contractual sale price of such properties. See Real Estate Leased to Others and Depreciation below for a discussion of our significant accounting policies related to tangible assets. We include the value of below-market leases in Prepaid and deferred rental income and security deposits in the consolidated financial statements.

We record above-market and below-market lease values for owned properties based on the present value (using a discount rate reflecting the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the leases negotiated and in place at the time of acquisition of the properties and (ii) our estimate of fair market lease rates for the property or equivalent property, both of which are measured over a period equal to the estimated lease term, which includes renewal options with rental rates below estimated market rental rates. We amortize the capitalized above-market lease value as a reduction of rental income over the estimated market lease term. We amortize the capitalized below-market lease value as an increase to rental income over the initial term and any fixed-rate renewal periods in the respective leases.

The value of any in-place lease is estimated to be equal to the property owners’ avoidance of costs necessary to release the property for a lease term equal to the remaining primary in-place lease term and the value of investment grade tenancy. The cost avoidance to the property owners’ of vacancy/leasing costs necessary to lease the property for a lease term equal to the remaining in-place lease term is derived first by determining the in-place lease term on the subject lease. Then, based on our review of the market, the cost to be borne by a property owner to replicate a market lease to the remaining in-place term was estimated. These costs consist of: (i) rent lost during downtime (i.e. assumed periods of vacancy); (ii) estimated expenses that would be incurred by the property owner during periods of vacancy; (iii) rent concessions (i.e. free rent); (iv) leasing commissions; and (v) tenant improvement allowances. We determine these values using our estimates or by relying in part upon third-party appraisals. We amortize the capitalized value of in-place lease intangibles to expense over the remaining initial term of each lease. We amortize the capitalized value of tenant relationships to expense over the initial and expected renewal terms of the lease. No amortization period for intangibles will exceed the remaining depreciable life of the building.

If a lease is terminated, we charge the unamortized portion of above-market and below-market lease values to lease revenue and in-place lease to amortization expense.

When we acquire leveraged properties, the fair value of debt instruments acquired is determined using a discounted cash flow model with rates that take into account the credit of the tenants, where applicable, and interest rate risk. Such resulting premium or discount is amortized over the remaining term of the obligation. We also consider the value of the underlying collateral taking into account the quality of the collateral, the credit quality of the company, the time until maturity and the current interest rate.

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

Acquisition, Development and Construction Loans

We provide funding to developers for the acquisition, development and construction of real estate (“ADC Arrangement”). Under the ADC Arrangement, we may participate in the residual profits of the project through the sale or refinancing of the property. We evaluate these arrangements to determine if they have characteristics similar to a loan or if the characteristics are more similar to a joint venture or partnership such as participating in the risks and rewards of the project as an owner or an investment partner. For those

CPA®:17 – Global 2012 10-K — 66

Notes to Consolidated Financial Statements

arrangements with characteristics of a loan, we follow the accounting guidance for loans and disclose within our Finance Receivables footnote (Note 5). When we determine that the characteristics are more similar to a jointly-owned investment or partnership, we account for those arrangements under the equity method of accounting (Note 6). We use the hypothetical liquidation at book value method to calculate income which considers the principal and interest under the loan to be a preferential return.

Assets Held for Sale

We classify those assets that are associated with operating leases as held for sale when we have entered into a contract to sell the property, all material due diligence requirements have been satisfied and we believe it is probable that the disposition will occur within one year. Assets held for sale are recorded at the lower of carrying value or estimated fair value, which is generally calculated as the expected sale price, less expected selling costs. The results of operations and the related gain or loss on sale of properties that have been sold or that are classified as held for sale, and in which we will have no significant continuing involvement, are included in discontinued operations (Note 15).

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

Allowance for Doubtful Accounts

We consider direct financing leases and notes receivable to be past-due or delinquent when a contractually required principal or interest payment is not remitted in accordance with the provisions of the underlying agreement. We evaluate each account individually and set up an allowance when, based upon current information and events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms and the amount can be reasonably estimated.

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

Commercial Mortgage-Backed Securities

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

Other Assets and Other Liabilities

We include accounts receivable, derivatives, stock warrants, marketable securities, deferred charges, and deferred rental income in Other assets, net. We include derivatives and miscellaneous amounts held on behalf of tenants in Other liabilities. Deferred charges

CPA®:17 – Global 2012 10-K — 67

Notes to Consolidated Financial Statements

are costs incurred in connection with mortgage financings and refinancings that are amortized over the terms of the mortgages and included in Interest expense in the consolidated financial statements. Deferred rental income is the aggregate cumulative difference for operating leases between scheduled rents that vary during the lease term, and rent recognized on a straight-line basis.

Deferred Acquisition Fees Payable to Affiliate

Fees payable to the advisor for structuring and negotiating investments and related mortgage financing on our behalf are included in Due to affiliates. A portion of these fees is payable in equal annual installments quarter following the quarter on which a property was purchased. Payment of such fees is subject to the performance criterion (Note 3).

Treasury Stock

Treasury stock is recorded at cost under our redemption plan, pursuant to which we may elect to redeem shares at the request of our stockholders, subject to certain exceptions, conditions, and limitations. The maximum amount of shares purchasable by us in any period depends on a number of factors and is at the discretion of our board of directors.

Noncontrolling Interests

We accounted for the Special Member Interest as a noncontrolling interest based on the fair value of the rights attributed to the interest at the time it was transferred to the Special General Partner (Note 3). The Special Member Interest entitles the Special General Partner to cash distributions and, in the event there is a termination or non-renewal of the advisory agreement, redemption rights at our option. In exchange for the Special Member Interest, we amended the fee arrangement with the advisor. The Special Member Interest was accounted for at fair value representing the estimated net present value of the related fee reduction. Cash distributions to the Special General Partner are accounted for as an allocation to net income attributable to noncontrolling interest.

Offering Costs

During the offering period, we accrued costs incurred in connection with the raising of capital as deferred offering costs. Upon receipt of offering proceeds, we charged the deferred costs to equity and reimbursed the advisor for costs incurred (Note 3). Such reimbursements did not exceed regulatory cost limitations.

Revenue Recognition

Real Estate Leased to Others

We lease real estate to others primarily on a triple-net leased basis whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance, repairs, renewals and improvements. We charge expenditures for maintenance and repairs, including routine betterments, to operations as incurred. We capitalize significant renovations that increase the useful life of the properties. For the years ended December 31, 2012, 2011 and 2010, although we are legally obligated for the payment, pursuant to our lease agreements with our tenants, lessees were responsible for the direct payment to the taxing authorities of real estate taxes of $14.1 million, $9.5 million and $3.9 million, respectively.

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

We account for leases as operating or direct financing leases as described below:

Operating leases — We record real estate at cost less accumulated depreciation; we recognize future minimum rental revenue on a straight-line basis over the non-cancelable lease term of the related leases and charge expenses to operations as incurred (Note 4).

Direct financing method – We record leases accounted for under the direct financing method at their net investment (Note 5). We defer and amortize unearned income to income over the lease term so as to produce a constant periodic rate of return on our net investment in the lease.

On an ongoing basis, we assess our ability to collect rent and other tenant-based receivables and determine an appropriate allowance for uncollected amounts. Because we have a limited number of lessees, we believe that it is necessary to evaluate the collectability of

CPA®:17 – Global 2012 10-K — 68

Notes to Consolidated Financial Statements

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

Asset Retirement Obligations

Asset retirement obligations relate to the legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of a long-lived asset. The fair value of a liability for an asset retirement obligation is recorded in the period in which it is incurred and the cost of such liability is recorded as an increase in the carrying amount of the related long-lived asset by the same amount. The liability is accreted each period and the capitalized cost is depreciated over the estimated remaining life of the related long-lived asset. Revisions to estimated retirement obligations result in adjustments to the related capitalized asset and corresponding liability.

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

Interest Capitalized in Connection with Real Estate Under Construction

Operating real estate is stated at cost less accumulated depreciation. Interest directly related to build-to-suit projects is capitalized. Interest capitalized in 2012, 2011 and 2010 was $1.7 million, $3.5 million, and $0.3 million, respectively. We consider a build-to-suit project as substantially completed upon the completion of improvements. If discrete portions of a project are substantially completed and occupied and other portions have not yet reached that stage, the substantially completed portions are accounted for separately. We allocate costs incurred between the portions under construction and the portions substantially completed and only capitalize those costs associated with the portion under construction. We do not have a credit facility and determine an interest rate to be applied for capitalizing interest based on an average rate on our outstanding non-recourse mortgage debt.

Depreciation

We compute depreciation of building and related improvements using the straight-line method over the estimated remaining useful lives of the properties or improvements, which range from six to 40 years. We compute depreciation of tenant improvements using the straight-line method over the lesser of the remaining term of the lease or the estimated useful life.

Impairments

We periodically assess whether there are any indicators that the value of our long-lived assets may be impaired or that their carrying value may not be recoverable. These impairment indicators include, but are not limited to the vacancy of a property that is not subject to a lease, a lease default by a tenant that is experiencing financial difficulty, the termination of a lease by a tenant or the rejection of a lease in a bankruptcy proceeding. We may incur impairment charges on long-lived assets, including real estate, direct financing leases, assets held for sale and equity investments in real estate. Our policies for evaluating whether these assets are impaired are presented below.

Real Estate

For real estate assets in which an impairment indicator is identified, we follow a two-step process to determine whether an asset is impaired and to determine the amount of the charge. First, we compare the carrying value of the property’s asset group to the future net undiscounted cash flow that we expect the property’s asset group will generate, including any estimated proceeds from the eventual sale of the property’s asset group. The undiscounted cash flow analysis requires us to make our best estimate of, among other things, market rents, residual values, and holding periods. Depending on the assumptions made and estimates used, the future cash flow projected in the evaluation of long-lived assets can vary within a range of outcomes. We consider the likelihood of possible outcomes in determining our estimate of future cash flows. If the future net undiscounted cash flow of the property’s asset group is less than the carrying value, the property’s asset group is considered to be impaired. We then measure the loss as the excess of the carrying value of the property’s asset group over its estimated fair value.

CPA®:17 – Global 2012 10-K — 69

Notes to Consolidated Financial Statements

Assets Held for Sale

When we classify an asset as held for sale, we compare the asset’s estimated fair value less estimated cost to sell to its carrying value, and if the estimated fair value less estimated cost to sell is less than the property’s carrying value, we reduce the carrying value to the estimated fair value, less estimated cost to sell. We will continue to review the property for subsequent changes in the estimated fair value, and may recognize an additional impairment charge if warranted.

Direct Financing Leases

We review our direct financing leases at least annually to determine whether there has been an other-than-temporary decline in the current estimate of residual value of the property. The residual value is our estimate of what we could realize upon the sale of the property at the end of the lease term, based on market information. If this review indicates that a decline in residual value has occurred that is other-than-temporary, we recognize an impairment charge equal to the difference between the fair value and carrying value, which is discounted at the internal rate of return of the property.

Equity Investments in Real Estate

We evaluate our equity investments in real estate on a periodic basis to determine if there are any indicators that the value of our equity investment may be impaired and whether or not that impairment is other-than-temporary. To the extent an other-than-temporary impairment has occurred, we measure the charge as the excess of the carrying value of our investment over its estimated fair value, which is determined by multiplying the estimated fair value of the underlying investment’s net assets by our ownership interest percentage.

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

We do not intend to sell our CMBS investments, and we do not expect that it is more likely than not that we will be required to sell these investments before their anticipated recovery. We perform an additional analysis to determine whether we expect to recover our amortized cost basis in the investment. If we have determined that a decline in the estimated fair value of our CMBS investments has occurred that is other-than-temporary and we do not expect to recover the entire amortized cost basis, we calculate the total other-than-temporary impairment charge as the difference between the CMBS investments’ carrying value and their estimated fair value. We then separate the other-than-temporary impairment charge into the non-credit loss portion and the credit loss portion. We determine the non-credit loss portion by analyzing the changes in spreads on high credit quality CMBS securities as compared with the changes in spreads on the CMBS securities being analyzed for other-than-temporary impairment. We generally perform this analysis over a time period from the date of acquisition of the debt securities through the date of the analysis. Any resulting loss is deemed to represent losses due to the illiquidity of the debt securities and is recorded as the non-credit loss portion. We then measure the credit loss portion of the other-than-temporary impairment as the residual amount of the other-than-temporary impairment. We record the non-credit loss portion as a separate component of Other comprehensive loss in equity and the credit loss portion in earnings.

Following recognition of the other-than-temporary impairment, the difference between the new cost basis of the CMBS investments and cash flows expected to be collected is accreted to Interest income from CMBS over the remaining expected lives of the securities.

CPA®:17 – Global 2012 10-K — 70

Notes to Consolidated Financial Statements

Foreign Currency

Translation

We have interests in real estate investments and interest in properties in Europe and Asia. The functional currencies for these investments are primarily the euro, and, to a lesser extent, the Japanese yen and the British pound sterling. We perform the translation from these local currencies to the U.S. dollar for assets and liabilities using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted-average exchange rate during the period. We report the gains and losses resulting from this translation as a component of Other comprehensive loss in equity. These translation gains and losses are released to net income when we have substantially exited from all investments in the related currency.

Transaction Gains or Losses

A transaction gain or loss (measured from the transaction date or the most recent intervening balance sheet date, whichever is later), realized upon settlement of a foreign currency transaction generally will be included in net income for the period in which the transaction is settled. Foreign currency transactions that are (i) designated as, and are effective as, economic hedges of a net investment and (ii) intercompany foreign currency transactions that are of a long-term nature (that is, settlement is not planned or anticipated in the foreseeable future), when the entities to the transactions are consolidated or accounted for by the equity method in our financial statements, are not included in determining net income are accounted for in the same manner as foreign currency translation adjustments and reported as a component of Other comprehensive loss in equity.

Derivative Instruments

We measure derivative instruments at fair value and record them as assets or liabilities, depending on our rights or obligations under the applicable derivative contract. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. For a derivative designated and that qualified as a cash flow hedge, the effective portion of the change in fair value of the derivative is recognized in Other comprehensive loss until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. For a derivative designated and that qualified as a net investment hedge, the effective portion of the change in the fair value and/or the net settlement of the derivative are reported in Other comprehensive loss as part of the cumulative foreign currency translation adjustment. The ineffective portion of the change in fair value of the derivative is recognized directly in earnings. Amounts are reclassified out of Other comprehensive loss into earnings when the hedged investment is either sold or substantially liquidated.

We made an accounting policy election effective January 1, 2011, or the “effective date”, to use the portfolio exception in Accounting Standards Codification (“ASC”) 820-10-35-18D, Application to Financial Assets & Financial Liabilities with Offsetting Positions in Market Risk or Counterparty Credit Risk, the “portfolio exception,” with respect to measuring counterparty credit risk for all of our derivative transactions subject to master netting arrangements.

Income Taxes

We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code. In order to maintain our qualification as a REIT, we are required, among other things, to distribute at least 90% of our REIT net taxable income to our stockholders and meet certain tests regarding the nature of our income and assets. As a REIT, we are not subject to federal income tax with respect to the portion of our income that meets certain criteria and is distributed annually to stockholders. Accordingly, no provision for federal income taxes is included in the consolidated financial statements with respect to these operations. We believe we have operated, and we intend to continue to operate, in a manner that allows us to continue to meet the requirements for taxation as a REIT.

We conduct business in various states and municipalities within the U.S., Europe, and Asia and, as a result, we or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and certain foreign jurisdictions. As a result, we are subject to certain foreign, state and local taxes and a provision for such taxes is included in the consolidated financial statements.

We elect to treat certain of our corporate subsidiaries as TRSs. In general, a TRS may perform additional services for our tenants and generally may engage in any real estate or non-real estate-related business (except for the operation or management of health care facilities or lodging facilities or providing to any person, under a franchise, license or otherwise, rights to any brand name under which any lodging facility or health care facility is operated). A TRS is subject to corporate federal income tax. One of our TRS subsidiaries owns a hotel that is managed on our behalf by a third-party hotel management company.

CPA®:17 – Global 2012 10-K — 71

Notes to Consolidated Financial Statements

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

Our earnings and profits, which determine the taxability of distributions to stockholders, differ from net income reported for financial reporting purposes due primarily to differences in depreciation, including hotel properties, for federal income tax purposes. Deferred income taxes relate primarily to our TRSs and are accounted for using the asset and liability method. Under this method, deferred income taxes are recognized for temporary differences between the financial reporting bases of assets and liabilities of our TRSs and their respective tax bases and for their operating loss and tax credit carry forwards based on enacted tax rates expected to be in effect when such amounts are realized or settled. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including tax planning strategies and other factors.

Earnings Per Share

We have a simple equity capital structure with only common stock outstanding. As a result, earnings per share, as presented, represents both basic and dilutive per-share amounts for all periods presented in the consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in our consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

CPA®:17 – Global 2012 10-K — 72

Notes to Consolidated Financial Statements

Note 3. Agreements and Transactions with Related Parties

Transactions with the Advisor

We have an advisory agreement with the advisor whereby the advisor performs certain services for us for a fee. The agreement that is currently in place is scheduled to expire on September 30, 2013. Under the terms of this agreement, the advisor manages our day-to-day operations, for which we pay the advisor asset management fees and certain cash distributions, and structures and negotiates the purchase and sale of investments and debt placement transactions for us, for which we pay the advisor structuring and subordinated disposition fees. In addition, we reimbursed the advisor for organization and offering costs incurred in connection with our offering and for certain administrative duties performed on our behalf. The agreement, which was amended on September 28, 2012, provides for the allocation of the advisor’s personnel expenses from individual time records to reported revenue amongst the Managed REITs. We also have certain agreements with joint investments. The following tables present a summary of fees we paid and expenses we reimbursed to the advisor in accordance with the advisory agreement (in thousands):

	Years Ended December 31,
	2012	2011	2010
Amounts Included in the Statements of Income:
Asset management fees	$18,932	$13,435	$5,050
Distribution of Available Cash	14,620	9,378	4,468
Personnel reimbursements	5,205	2,258	915
Office rent reimbursements	756	411	165
	$39,513	$25,482	$10,598

Other Transaction Fees Incurred:
Current acquisition fees	$24,463	$24,559	$24,808
Deferred acquisition fees	19,240	17,398	19,101
	$43,703	$41,957	$43,909

	December 31,
	2012	2011
Unpaid Transaction Fees:
Deferred acquisition fees	$26,246	$22,748
Subordinated disposition fees	202	202
	$26,448	$22,950

Asset Management Fees and Distribution of Available Cash

We pay the advisor asset management fees ranging from 0.5% of average market value for long-term net leases and certain other types of real estate investments to 1.75% of average equity value for certain types of securities. The asset management fees are payable in cash or shares of our common stock at the option of the advisor. If the advisor elects to receive all or a portion of its fees in shares, the number of shares issued is determined by dividing the dollar amount of fees by our most recently published NAV per share as approved by our board of directors, which was our $10.00 offering price at December 31, 2012. For the years ended December 31, 2012, 2011 and 2010, the advisor elected to receive our asset management fees in shares of our common stock. At December 31, 2012, the advisor owned 3,953,319 shares (1.3%) of our common stock. We also pay the advisor, depending on the type of investments we own, up to 10% of distributions of Available Cash of the operating partnership, which is defined as cash generated from operations, excluding capital proceeds, as reduced by operating expenses and debt service, excluding prepayments and balloon payments. Asset management fees and distributions of Available Cash are included in Property expenses and Net income attributable to noncontrolling interests, respectively, in the consolidated financial statements.

Personnel and Office Rent Reimbursements

We reimburse the advisor for various expenses it incurs in the course of providing services to us. We reimburse certain third-party expenses paid by the advisor on our behalf, including property-specific costs, professional fees, office expenses and business development expenses. In addition, we reimburse the advisor for the allocated costs of personnel and overhead in providing

CPA®:17 – Global 2012 10-K — 73

Notes to Consolidated Financial Statements

management of our day-to-day operations, including accounting services, stockholder services, corporate management, and property management and operations. We do not reimburse the advisor for the cost of personnel if these personnel provide services for transactions for which the advisor receives a transaction fee, such as acquisitions, dispositions and refinancings. Personnel and office rent reimbursements are included in General and administrative expenses in the consolidated financial statements.

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

Transaction Fees

We pay the advisor acquisition fees for structuring and negotiating investments and related mortgage financing on our behalf, a portion of which is payable upon acquisition of investments with the remainder subordinated to a preferred return. The preferred return is a non-compounded cumulative distribution return of 5% per annum (based initially on our invested capital). Acquisition fees payable to the advisor with respect to our long-term net lease investments may be up to an average of 4.5% of the total cost of those investments and are comprised of a current portion of 2.5%, typically paid when the investment is purchased, and a deferred portion of 2%, typically paid over three years, once the preferred return criterion has been met. For certain types of non-long term net lease investments, initial acquisition fees may range from 0% to 1.75% of the equity invested plus the related acquisition fees, with no portion of the fee being deferred. During the years ended December 31, 2012, 2011 and 2010, we made payments of deferred acquisition fees to the advisor totaling $15.7 million, $14.5 million, and $7.2 million, respectively. Unpaid installments of deferred acquisition fees are included in Due to affiliates in the consolidated financial statements.

The advisor may also receive subordinated disposition fees of up to 3% of the contract sales price of an investment for services provided in connection with a disposition; however, payment of such fees is subordinated to a preferred return.

Organization and Offering Expenses

During 2012, we were liable for expenses incurred in connection with the offering of our securities. These expenses were deducted from the gross proceeds of our offering. Total organization and offering expenses, including underwriting compensation, did not exceed 15% of the gross proceeds of our offering. Under the terms of a sales agency agreement between Carey Financial and us, Carey Financial received a selling commission of up to $0.65 per share sold, a selected dealer fee of up to $0.20 per share sold and a wholesaling fee of up to $0.15 per share sold. Carey Financial did re-allow all or a portion of selling commissions to selected dealers participating in the offering and did re-allow up to the full selected dealer fee to the selected dealers. Total underwriting compensation paid in connection with our offering, including selling commissions, the selected dealer fee, the wholesaling fee and reimbursements made by Carey Financial to selected dealers and investment advisors, did not exceed the limitations prescribed by FINRA. The limit on underwriting compensation is 10% of gross offering proceeds. We also reimbursed Carey Financial up to an additional 0.5% of offering proceeds for bona fide due diligence expenses. We reimbursed the advisor or one of its affiliates for other organization and offering expenses (including, but not limited to, filing fees, legal, accounting, printing and escrow costs). The advisor agreed to be responsible for the payment of organization and offering expenses (excluding selling commissions, selected dealer fees and wholesaling fees) that exceed 4% of the gross offering proceeds.

The total costs paid by the advisor and its affiliates in connection with the organization and offering of our securities were $20.5 million from inception through December 31, 2012, of which $20.1 million had been reimbursed as of December 31, 2012. Unpaid costs are included in Due to affiliates in the consolidated financial statements. During the offering period, we accrued costs incurred in connection with the raising of capital as deferred offering costs. Upon receipt of offering proceeds and reimbursement to the advisor for costs incurred, we charged the deferred costs to equity.

Other Transaction with the Advisor

In February 2011, we borrowed $90.0 million at an annual interest rate of 1.15% from the advisor to fund the acquisition of an investment that purchased properties from C1000 (Note 6). We repaid this loan on April 8, 2011, the maturity date. In connection with this loan, we paid the advisor interest of $0.2 million during the year ended December 31, 2011.

CPA®:17 – Global 2012 10-K — 74

Notes to Consolidated Financial Statements

Jointly-Owned Investments and Other Transactions with Affiliates

We share leased office space used for the administration of our operations with our affiliates. Rental, occupancy and leasehold improvement costs are allocated among us and our affiliates based on our respective gross revenues and are adjusted quarterly. Based on current gross revenues, our current share of these costs would be $0.8 million annually through 2016; however, we anticipate that our share of these costs will increase significantly as we continue to invest the proceeds of our offerings.

We own interests in entities ranging from 12% to 85%, as well as jointly-controlled tenancy-in-common interests in properties, with the remaining interests generally held by affiliates. We consolidate certain of these investments and account for the remainder under the equity method of accounting.

On May 2, 2011, we purchased interests in three investments, the Hellweg 2 investment, the U-Haul Moving Partners, Inc. and Mercury Partners, LP (“U-Haul”) investment and the Dick’s Sporting Goods, Inc. (“Dick’s”) investment, from one of our affiliates, CPA®:14, for an aggregate purchase price of $55.7 million (Note 6). The acquisitions were made pursuant to an agreement entered into between us and CPA®:14 in December 2010 and were conditioned upon completion of the merger of CPA®:14 into CPA®:16 – Global (the “CPA®:14/16 Merger”). The purchase price was based on the appraised values of the underlying investment properties and the non-recourse mortgage debt on the properties. In connection with this acquisition, we recorded basis differences totaling $27.4 million, which represents our share of the excess of the fair value of the underlying investment properties and related mortgage loans over their respective carrying values, to be amortized into equity earnings over the remaining lives of the properties and mortgage loans. As part of the acquisition, we also purchased from CPA®:14 certain warrants, which were granted by Hellweg 2 to CPA®:14 in connection with the initial lease transaction, for a total cost of $1.6 million, which is based on the fair value of the warrants on the date of acquisition. These warrants give us participation rights to any distributions made by Hellweg 2. In addition, we are entitled to a cash distribution that equates to a certain percentage of the liquidity event price of Hellweg 2, should a liquidity event occur. Because these warrants are readily convertible to cash and provide for net cash settlement upon conversion, we account for them as derivative instruments, which are measured at fair value and record them as assets, with the changes in the fair value recognized in earnings.

Note 4. Net Investments in Properties and Real Estate Under Construction

Real Estate

Real estate, which consists of land and buildings leased to others, at cost, and which are subject to operating leases, is summarized as follows (in thousands):

	December 31,
	2012	2011
Land	$491,584	$390,445
Buildings	1,614,188	1,109,706
Less: Accumulated depreciation	(77,245)	(40,522)
	$2,028,527	$1,459,629

CPA®:17 – Global 2012 10-K — 75

Notes to Consolidated Financial Statements

Acquisitions of Real Estate

2012 — During 2012, we entered into the following investments, which were deemed to be real estate asset acquisitions, at a total cost of $400.8 million, including net lease intangible assets totaling $92.4 million (Note 7) and acquisition-related costs and fees:

•                  a domestic investment for $169.0 million with BCBS in eight office facilities;

•                  a domestic investment for $68.7 million with RLJ-McLarty-Landers Automotive Holdings, LLC in nine automotive dealerships;

•                  a foreign investment in Croatia for $45.8 million with Agrokor d.d. (“Agrokor”) in a retail property. Amount is based on the exchange rate of the euro on the date of acquisition;

•                  a domestic investment for $36.3 million with R.R. Donnelley & Sons Company in an office facility;

•                  a domestic investment for $25.0 million with South University in two office facilities;

•                  a domestic investment for $21.3 million with Cuisine Solutions, Inc in a manufacturing facility;

•                  a domestic investment for $15.7 million with Education Management Corp in an office facility;

•                  two additional domestic investments for a total cost of $14.0 million in a manufacturing and an office facility; and

•                  two follow-on transactions in an existing investment for a total cost of $5.0 million.

In connection with these investments, the purchase price was allocated to the assets acquired, based upon their fair values, and we capitalized acquisition-related costs and fees totaling $21.6 million.

Additionally, we acquired the following investments, which were deemed to be business combinations, at a total cost of $238.1 million, including land totaling $37.9 million, buildings totaling $163.0 million, and net lease intangible assets totaling $37.2 million (Note 7):

•                  a domestic investment for $174.8 million with KBR in a multi-tenant office facility;

•                  a foreign investment for $48.7 million with Wanbishi Archives Co. Ltd in a warehouse facility located in Japan. WPC has acquired a 3% minority interest in this purchase. Amount is based on the exchange rate of the Japanese yen on the date of acquisition; and

•                  a domestic investment for $14.6 million with Shale-Inland Holdings LLC in a multi-tenant industrial facility.

In connection with these investments, we expensed acquisition-related costs and fees totaling $12.8 million, which are included in General and administrative expenses in the consolidated financial statements. Additionally, we recognized revenues totaling $4.5 million and net losses totaling $11.9 million, primarily due to the acquisition-related costs and fees.

Assets disposed of during 2012 are discussed in Note 15. During 2012, the U.S. dollar weakened against the euro, as the end-of-period rate for the U.S. dollar in relation to the euro at December 31, 2012 increased by 2.1% to $1.3218 from $1.2950 at December 31, 2011. The impact of this weakening was a $15.5 million increase in Real estate from December 31, 2011 to December 31, 2012.

CPA®:17 – Global 2012 10-K — 76

Notes to Consolidated Financial Statements

2011 — In September 2011, we entered into an investment in Italy whereby we purchased substantially all of the economic and voting interests in a real estate fund that owns 20 cash and carry retail stores located throughout Italy for a total cost of $395.5 million, including net lease intangible assets of $42.3 million. As this acquisition was deemed to be a real estate asset acquisition, we capitalized acquisition-related fees and expenses of $21.4 million. In connection with this investment, we assumed $222.7 million of indebtedness (Note 10). Amounts are based on the exchange rate of the euro on the date of acquisition. The retail stores are leased to Metro, and Metro AG, its German parent company, has guaranteed Metro’s obligations under the leases. The purchase price was allocated to the assets acquired and liabilities assumed, based upon their preliminary fair values. The following table summarizes the fair values of the assets acquired and liabilities assumed in the acquisition (in thousands).

Assets Acquired at Fair Value:
Land	$91,691
Building	262,651
Intangible assets	57,750

Liabilities Assumed at Fair Value:
Non-recourse debt	(222,680)
Accounts payable, accrued expenses and other liabilities	(9,050)
Prepaid and deferred rental income	(15,488)
Net Assets Acquired	$164,874

During 2011, we also entered into the following investments, which we deemed to be real estate asset acquisitions, at a total cost of $179.1 million, including net lease intangible assets totaling $43.2 million and acquisition-related costs and fees:

•                  a domestic investment for $99.6 million with Terminal Freezers, LLC in three cold storage facilities;

•                  an investment in Croatia for $32.7 million with Agrokor in a retail property. We are also committed to fund up to $23.6 million for the construction of two additional related retail properties (see Real Estate Under Construction, below). Amounts are based on the exchange rate of the euro on the date of acquisition;

•                  a domestic investment for $32.1 million with Harbor Freight Tools USA, Inc. in a distribution facility;

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

In connection with these investments, we capitalized acquisition-related costs and fees totaling $8.9 million.

In addition, during 2011, we entered into a domestic investment for $32.7 million with IShops, LLC to acquire a parcel of land, which includes a hotel property. We expensed acquisition-related costs and fees of $1.2 million as this transaction was accounted for as a business combination. Also, in connection with this transaction, as described below, we entered into a build-to-suit project with the developer to construct a shopping center on the land.

Operating Real Estate

Operating real estate, which consists primarily of our hotel and self-storage operations, at cost, is summarized as follows (in thousands):

	December 31,
	2012	2011
Land	$60,493	$43,950
Buildings	193,067	132,478
Furniture, fixtures, and equipment	1,245	1,713
Less: Accumulated depreciation	(7,757)	(2,745)
	$247,048	$175,396

CPA®:17 – Global 2012 10-K — 77

Notes to Consolidated Financial Statements

Acquisitions of Operating Real Estate

2012 — During 2012, we acquired 14 self-storage properties from various sellers throughout the U.S. for a total cost of $82.9 million, including land of $16.5 million, building of $56.7 million, and lease intangible assets of $9.7 million (Note 7). As these acquisitions were deemed to be business combinations, we expensed the acquisition-related costs totaling $1.5 million, which are included in General and administrative expenses in the consolidated financial statements. Additionally, we recognized revenues of $2.2 million and net losses of $1.9 million, primarily due to the acquisition-related costs.

2011 — During 2011, we acquired 43 self-storage properties throughout the U.S. from A-American Self Storage in several separate transactions for a total cost of $165.9 million, including net lease intangible assets of $13.4 million. In addition, we acquired an unrelated domestic self-storage property for $3.4 million, including net lease intangible assets of $0.1 million. As these acquisitions were deemed to be business combinations, we expensed the acquisition-related fees and expenses totaling $6.2 million, which are included in General and administrative expenses in the consolidated financial statements.

Allocation of Purchase Price

For our investments with Wanbishi, Agrokor, and the self-storage properties acquired during the three months ended December 31, 2012, the purchase price was allocated to the assets acquired and liabilities assumed based upon their preliminary estimated fair values, which are based on the best estimates of management at each respective date of acquisition. We are in the process of finalizing our assessment of the fair value of the assets acquired and liabilities assumed.

Pro Forma Financial Information (Unaudited)

The following consolidated pro forma financial information has been presented as if the business combinations that we made and the new financing that we obtained, since February 20, 2007 (inception) had occurred on January 1, 2009 for the year ended December 31, 2010. The pro forma financial information is not necessarily indicative of what the actual results would have been, nor does it purport to represent the results of operations for future periods.

(Dollars in thousands, except per share amounts):

Year Ended
December 31, 2010
Pro forma total revenues	$154,808

Pro forma net income (a)	$50,675
Less: Net income attributable to noncontrolling interests	(15,878)
Pro forma net income attributable to CPA®:17 – Global stockholders	$34,797
Pro forma earnings per share: (b)
Net income attributable to CPA®:17 – Global stockholders	$0.36

___________

(a)         Pro forma net income includes actual interest income generated from the proceeds of our initial public offering. A portion of these proceeds was used to fund the investments included in the foregoing pro forma financial information.

(b)         The pro forma weighted average shares outstanding for the year ended December 31, 2010 totaled 142,366,962 shares and were determined as if all shares issued since our inception through December 31, 2010 were issued on January 1, 2010.

Real Estate Under Construction

Construction activity during the year ended December 31, 2012 included ten build-to-suit projects, of which four remained as open projects at year-end with unfunded commitments and six have been placed into service. In connection with these build-to-suit projects, we funded $121.0 million and placed assets totaling $142.1 million into service, which are classified as Real estate, at cost. Additionally, we capitalized interest totaling $2.1 million. The aggregate unfunded commitments on the remaining open projects totaled approximately $92.4 million at December 31, 2012.

CPA®:17 – Global 2012 10-K — 78

Notes to Consolidated Financial Statements

2012 — During 2012, we entered into four build-to-suit projects, which consisted of the following:

•                  one domestic project with IDL Wheel Tenant, LLC, a developer, for the construction of an entertainment complex for a total cost of up to $108.5 million, of which we funded $43.1 million through December 31, 2012. Additionally, we have a $50.0 million ADC arrangement that we account for as an equity method investment for the construction of an observation wheel on the entertainment complex (Note 6);

•                  one project with Syncreon Logistics Polska Sp. for the construction of an industrial facility located in Poland for a total cost of up to $8.3 million, of which we funded $2.4 million through December 31, 2012. Amounts are based on the exchange rate of the euro on the date of funding;

•                  one domestic project with Sabre Communications Corp. for the construction of a new facility for a total cost of up to $17.8 million, of which we funded $12.5 million through December 31, 2012; and

•                  one completed project with Nippon Sheet Glass Co., Ltd. for the construction of a warehouse located in Poland, which we funded, and placed assets totaling $25.2 million into service. Amounts are based on the exchange rate of the euro on the date of funding.

2011 — During 2011, we entered into six build-to-suit projects, which consisted of the following:

•                  one domestic project with a developer, IShops LLC, for the construction of a shopping center, which includes a Walgreens store, for a total cost of up to $72.5 million, of which we funded $35.6 million during 2011 primarily related to the land described above. During 2012, we funded an additional $12.4 million;

•                  one completed project with Agrokor for the construction of two retail properties in Croatia for a total cost of up to $23.6 million, of which we funded $19.2 million and placed one property with assets totaling $13.3 million into service during 2011. During 2012, we funded an additional $2.2 million and placed the second property with assets totaling $8.3 million into service. Amounts are based on the exchange rate of the euro on the date of the funding;

•                  one completed domestic project with ICF International Inc. for the construction of an office facility for a total cost of up to $14.8 million, of which we funded $9.8 million during 2011. During 2012, we funded an additional $3.5 million and placed assets totaling $13.5 million into service;

•                  two completed domestic projects with Dollar General Corp. for a total cost of up to $9.1 million, of which we funded $8.4 million and placed one project of $8.1 million into service during 2011. During 2012, we funded an additional $0.7 million and placed the second project with assets totaling $1.6 million into service; and

•                  one completed domestic project with Faurecia USA Holdings, Inc. for the construction of a manufacturing facility for a total cost of up to $6.8 million, of which we funded $4.6 million during 2011. During 2012, we funded an additional $3.3 million and placed assets totaling $8.1 million into service.

2010 — During 2010, we had one domestic project with Walgreens Las Vegas, for the construction of a shopping center for a total cost of up to $85.6 million, of which we funded $67.8 million during 2011 and 2010. During 2012, we funded an additional $15.7 million and placed assets totaling $85.4 million into service.

Amounts above are based on the estimated construction costs at the respective dates of acquisition, including acquisition-related costs and fees. In connection with these investments, which were deemed to be real estate acquisitions, we capitalized acquisition-related costs and fees totaling $16.4 million and $4.8 million during the years ended December 31, 2012 and 2011, respectively.

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

CPA®:17 – Global 2012 10-K — 79

Notes to Consolidated Financial Statements

The following table provides a reconciliation of our asset retirement obligations, which are included in Accounts payable, accrued expenses and other liabilities on the consolidated balance sheets, for the years presented (in thousands):

	December 31,
	2012	2011
Balance - beginning of year	$11,453	$1,508
Additions	6,842	9,562
Accretion expense	572	250
Foreign currency translation adjustments and other	327	133
Balance - end of year	$19,194	$11,453

Scheduled Future Minimum Rents

Scheduled future minimum rents, exclusive of renewals and expenses paid by tenants and future CPI-based adjustments, under non-cancelable operating leases at December 31, 2012 are as follows (in thousands):

Years Ending December 31,	Total
2013	$205,246
2014	208,077
2015	209,202
2016	210,725
2017	211,151
Thereafter	2,541,199
Total	$3,585,600

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

Net Investment in Direct Financing Leases

Net investment in direct financing leases is summarized as follows (in thousands):

	December 31,
	2012	2011
Minimum lease payments receivable	$819,881	$823,894
Unguaranteed residual value	466,829	456,145
	1,286,710	1,280,039
Less: unearned income	(810,838)	(817,534)
	$475,872	$462,505

During 2011, we entered into five domestic net lease financing transactions, three of which were with Flanders Corporation for $53.9 million, one with Spear Precision & Packaging, Inc. for $8.0 million and one with American Air Liquide Holdings, Inc. for $2.2 million, in each case including acquisition-related fees and expenses. In connection with these investments, which were deemed to be real estate asset acquisitions, we capitalized acquisition-related fees and expenses of $3.1 million. We recorded an additional $2.1 million related to one of the Flanders Corporation investments as an operating lease (Note 4).

CPA®:17 – Global 2012 10-K — 80

Notes to Consolidated Financial Statements

Scheduled future minimum rents, exclusive of renewals and expenses paid by tenants and future CPI-based adjustments, under non-cancelable direct financing leases at December 31, 2012 are as follows (in thousands):

Years Ending December 31,	Total
2013	$51,002
2014	51,550
2015	51,967
2016	52,393
2017	52,823
Thereafter	560,146
Total	$819,881

Notes Receivable

2011 — In June 2011, we provided financing of $30.0 million to a developer, BPS, in connection with the construction of a shopping center, which includes a Walgreens store, in Las Vegas, Nevada. In connection with the loan, we received an option to exchange the $30.0 million loan for an equity interest in BPS. This loan is collateralized by the property and personally guaranteed by each of the principals of BPS, has an annual interest rate of 0.5% and matures in September 2013. At December 31, 2011, the balance of this note receivable was $30.0 million. In October 2012, we exercised our option to acquire the 15% equity interest and reclassified the $30.0 million to an equity investment in real estate (Note 6).

2010 — In December 2010, we provided financing of $40.0 million to China Alliance Properties Limited, a subsidiary of Shanghai Forte Land Co., Ltd (“Forte”). The financing was provided through a collateralized loan that is guaranteed by Forte’s parent company, Fosun International Limited, and has an interest rate of 11% and matures in December 2015. At both December 31, 2012 and 2011, the balance of the note receivable was $40.0 million.

Credit Quality of Finance Receivables

We generally seek investments in facilities that we believe are critical to each tenant’s business and that we believe have a low risk of tenant defaults. At both December 31, 2012 and 2011, none of the balances of our finance receivables were past due and we had not established any allowances for credit losses. Additionally, there have been no modifications of finance receivables during the years ended December 31, 2012 and 2011. We evaluate the credit quality of our tenant receivables utilizing an internal 5-point credit rating scale, with 1 representing the highest credit quality and 5 representing the lowest. The credit quality evaluation of our tenant receivables was last updated in the fourth quarter of 2012.

A summary of our finance receivables by internal credit quality rating for the years presented is as follows (dollars in thousands):

			Net Investments in Direct Financing Leases
	Number of Tenants at December 31,		at December 31,
Internal Credit Quality Indicator	2012	2011	2012	2011
1	1	1	$2,239	$2,225
2	2	3	60,218	85,857
3	8	6	413,415	374,423
4	-	-	-	-
5	-	-	-	-
			$475,872	$462,505

CPA®:17 – Global 2012 10-K — 81

Notes to Consolidated Financial Statements

	Number of Obligors at December 31,		Notes Receivable at December 31,
Internal Credit Quality Indicator	2012	2011	2012	2011
1	-	1	$-	$30,000
2	-	1	-	40,000
3	1	-	40,000	-
4	-	-	-	-
5	-	-	-	-
			$40,000	$70,000

At December 31, 2012 and 2011, Other assets, net included $1.0 million and $2.0 million, respectively, of accounts receivable related to amounts billed under these direct financing leases.

Note 6. Equity Investments in Real Estate

We own equity interests in single-tenant net leased properties that are generally leased to corporations through noncontrolling interests (i) in partnerships and limited liability companies that we do not control but over which we exercise significant influence or (ii) as tenants-in-common subject to common control. Generally, the underlying investments are jointly owned with affiliates. We account for these investments under the equity method of accounting (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus contributions and other adjustments required by equity method accounting, such as basis differences from other-than-temporary impairments). Investments in unconsolidated investments are required to be evaluated periodically in which we compare an investment’s carrying value to its estimated fair value and recognize an impairment charge to the extent that the carrying value exceeds fair value and such decline is determined to be other than temporary. Additionally, under ADC Arrangements we have provided two loans to third-party developers for the acquisition, development and construction of real estate projects which we account for as equity investments (Note 2).

The following table sets forth our ownership interests in our equity investments in real estate and their respective carrying values along with those ADC Arrangements that are recorded as equity investments (dollars in thousands):

	Ownership Interest	Carrying Value at December 31,
Lessee/Counterparty	at December 31, 2012	2012	2011
C1000 Logistiek Vastgoed B.V. (a) (b) (c)	85%	$81,516	$89,063
U-Haul Moving Partners, Inc. and Mercury Partners, LP (d) (f) (i)	12%	28,019	28,956
BPS Parent, LLC (b) (g)	15%	26,253	-
Hellweg Die Profi-Baumarkte GmbH & Co. KG (a) (e) (f) (h)	33%	22,827	16,817
Berry Plastics Corporation (h) (j)	50%	18,529	19,411
Tesco plc (a) (h)	49%	17,487	17,923
Eroski Sociedad Cooperativa - Mallorca (a) (e) (f)	30%	9,336	9,158
Dick’s Sporting Goods, Inc. (h)	45%	5,010	5,739
		208,977	187,067
Shelborne Property Associates, LLC (k)	N/A	63,896	-
IDL Wheel Tenant, LLC (k)	N/A	2,260	-
		$275,133	$187,067

___________

(a)	The carrying value of this investment is affected by the impact of fluctuations in the exchange rate of the euro.
(b)	Represents a tenancy-in-common interest, under which the investment is under common control by us and our investment partner.
(c)

We received distribution of $12.9 million and $92.6 million from this investment during 2012 and 2011, respectively. Of the 2011 distributions, $82.3 million was distributed in connection with a mortgage loan financing.

(d)	This investment is jointly-owned with WPC.
(e)

In May 2012, we made a contribution of $7.9 million to the investment to repurchase a portion of its outstanding mortgage loan. In connection with the purchase, the investment recognized a net gain on extinguishment of debt of $5.8 million, of which our share was $1.9 million.

(f)	We acquired our interest in this investment from CPA®:14 in May 2011 in connection with the CPA®:14/16 Merger (Note 3).

CPA®:17 – Global 2012 10-K — 82

Notes to Consolidated Financial Statements

(g)	In October 2012, we received a special distribution of $8.3 million in connection with a mortgage loan refinancing.
(h)	This investment is jointly-owned with CPA®:16 – Global.
(i)	We received distributions of $2.1 million and $1.0 million from this investment during 2012 and 2011, respectively.
(j)	We received distributions of $2.3 million, $2.1 million, and $2.5 million from this investment during 2012, 2011, and 2010, respectively.
(k)

Represents a domestic ADC Arrangement that we account for under the equity method of accounting as the characteristics of the arrangement with the third-party developer are more similar to a jointly-owned investment or partnership rather than a loan (Note 2).

The following tables present combined summarized investee financial information of our equity method investment properties. Amounts provided are the total amounts attributable to the investment properties and do not represent our proportionate share (in thousands):

	December 31,
	2012	2011
Real estate assets	$1,049,068	$883,255
Other assets	252,022	242,087
Total assets	1,301,090	1,125,342
Debt	(668,555)	(697,289)
Accounts payable, accrued expenses and other liabilities	(86,592)	(51,023)
Total liabilities	(755,147)	(748,312)
Noncontrolling interests	(2,174)	(506)
Redeemable noncontrolling interests	(21,747)	-
Partners’/members’ equity	$522,022	$376,524

	Years Ended December 31,
	2012	2011	2010
Revenues	$111,151	$82,072	$15,961
Expenses	(80,237)	(63,267)	(12,874)
Income from continuing operations	$30,914	$18,805	$3,087
Net income attributable to equity method investments	$30,914	$18,805	$3,087

We recognized income from equity investments in real estate $7.8 million, $5.5 million, and $1.7 million for the years ended December 31, 2012, 2011, and 2010, respectively. Income from equity investments in real estate represents our proportionate share of the income or losses of these investments as well as certain depreciation and amortization adjustments related to other-than-temporary impairment charges and basis differentials from acquisitions of certain investments.

Acquisitions of Equity Investments

2012 — In October 2012, we exercised an option to acquire the Walgreens Las Vegas property for approximately $39.3 million, of which $23.7 million had previously been funded (“Walgreens Option”) and exercised an option to acquire a 15% equity interest in a project that includes a multi-tenant retail development managed by BPS (“Retail Option”) (collectively, the “Options”). These Options were part of an overall investment of approximately $115.0 million in a two phase retail project consisting of (i) a Walgreens Retail Store and (ii) a Multi-Tenant Retail Project both located in Las Vegas, Nevada. We previously consolidated the entity which held title to both phases of the retail project as our loan to the entity provided us with control over those decisions that most significantly impacted the entity’s economic performance. We also had the obligation to absorb losses and the rights to receive benefits from the entity that could potentially have been significant. Following the exercise of the Walgreens Option, we continued to consolidate the Walgreens Las Vegas property and capitalized the additional payment of approximately $15.5 million to the cost basis in the Walgreens Las Vegas property in our consolidated balance sheets. Concurrent with our exercise of the Walgreens Option, BPS repaid the remainder of our original loan. Upon repayment of the original loan, we lost control over those decisions which would most significantly impact the economic performance of the entity. Accordingly, we deconsolidated the Multi-Tenant Retail Project. This resulted in a gain on disposition of real estate of approximately $1.1 million.

CPA®:17 – Global 2012 10-K — 83

Notes to Consolidated Financial Statements

Pursuant to the terms of our agreement with BPS involving the $30.0 million loan we made to them, we had the ability to either (i) receive cash equal to the principal balance of our $30.0 million loan (Note 5), plus unpaid interest of approximately $2.9 million, or (ii) convert the loan to a preferred equity interest of 15% in the multi-tenant real estate project underlying the Retail Option. Upon exercise of the Retail Option during 2012, we recognized $2.9 million of previously deferred earnings attributable to the unpaid interest which was accruing under the $30.0 million loan. This income was realized upon the recapitalization of the multi-tenant real estate underlying the Retail Option and resulting change in control over those rights that most significantly impact the entity’s economic performance. Following the exercise of the Retail Option, we account for our interest under the equity method of accounting as we do not have a controlling interest but exercise significant influence.

2011 — In January 2011, we and our then affiliate, CPA®:15, acquired an interest in a tenancy-in-common in which we and CPA®:15 held interests of 85% and 15%, respectively, and that we account for under the equity method of accounting. The entity purchased properties from C1000, a Dutch supermarket chain, for $207.6 million. Our share of the purchase price was $176.5 million, which was funded in part with a $90.0 million short-term loan from the advisor that has since been repaid (Note 3). In connection with this transaction, the entity capitalized acquisition-related costs and fees totaling $12.5 million, of which our share was $10.6 million. In March 2011, the entity obtained non-recourse financing totaling $98.3 million and distributed the net proceeds to the investment partners, of which our share was $82.3 million. This mortgage loan bears interest at a variable rate equal to the three-month Euro Inter-bank offered rate (“Euribor”) plus 2% and matures in March 2013. Amounts above are based upon the exchange rate of the euro at the dates of acquisition and financing.

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

ADC Arrangements

2012 — In December 2012, we funded a domestic build-to-suit project with Shelborne Property Associates, LLC for the construction of hotel property for a total estimated construction cost of up to $125.0 million, of which we funded $60.5 million through December 31, 2012. We account for this ADC Arrangement under the equity method of accounting as we will participate in the residual interests through the sale or refinancing of the property (Note 2). The loan is collateralized by the property and has an annual interest rate ranging from 6% to 8% for the first three years of the term; followed by seven one-year extensions of the term at the option of the borrower at which point, the annual interest rate would be 10%. At December 31, 2012, the related loan had an unfunded balance of $64.5 million.

In November 2012, we funded a domestic build-to-suit project with IDL Wheel Tenant, LLC for the construction of an observation wheel in an entertainment complex, which we have also acquired as a build-to-suit project (Note 4). The total estimated construction cost of the observation wheel is up to $50.0 million, of which we funded $1.8 million through December 31, 2012. We account for this ADC Arrangement under the equity method of accounting as we will participate in the residual interests through the sale or refinancing of the property. The loan is personally guaranteed by each of the principals of IDL Wheel Tenant, LLC and has an annual interest rate of 9% and matures in November 2017. As part of the arrangement, we agreed to fund a portion of the loan in euro and we locked the euro to U.S. dollar exchange rate to the developer at $1.278 at the time of the transaction. This component of the loan is deemed to be an embedded derivative (Note 9). At December 31, 2012, the related loan had an unfunded balance of $48.2 million.

Note 7. Intangible Assets and Liabilities

In connection with our acquisition of properties through December 31, 2012, we have net lease intangibles that are being amortized over periods ranging from one year to 37 years. In-place lease, tenant relationship, and above-market rent intangibles are included in Intangible assets, net in the consolidated financial statements. Below-market rent intangibles are included in Prepaid and deferred rental income in the consolidated financial statements.

CPA®:17 – Global 2012 10-K — 84

Notes to Consolidated Financial Statements

In connection with our investment activity during the year ended December 31, 2012, we have recorded intangibles as follows (in thousands):

	Weighted-Average Life	Amount
Amortizable Intangible Assets
Lease intangibles:
In-place lease	10.6	$180,060
Above-market rent	16.2	14,864
Below-market ground lease	94.4	1,410
Total intangible assets		$196,334

Amortizable Below-Market Rent Intangible Liabilities
Below-market rent	8.7	$(56,978)
Total intangible liabilities		$(56,978)

Intangible assets and liabilities are summarized as follows (in thousands):

	December 31,
	2012			2011
	Carrying Amount	Accumulated Amortization	Total	Carrying Amount	Accumulated Amortization	Total
Amortizable Intangible Assets
Lease intangibles:
In-place lease	$467,846	$(44,762)	$423,084	$286,913	$(19,007)	$267,906
Other (a)	89,132	(10,893)	78,239	71,890	(5,659)	66,231
Total intangible assets	$556,978	$(55,655)	$501,323	$358,803	$(24,666)	$334,137

Amortizable Below-Market Rent Intangible Liabilities
Below-market rent	$(84,130)	$3,675	$(80,455)	$(26,809)	$1,187	$(25,622)
Total intangible liabilities	$(84,130)	$3,675	$(80,455)	$(26,809)	$1,187	$(25,622)

___________

(a)         Includes tenant relationships, above-market rent, and below-market ground lease.

Net amortization of intangibles, including the effect of foreign currency translation, was $28.0 million, $18.0 million, and $4.9 million for the years ended December 31, 2012, 2011, and 2010, respectively. Amortization of below-market and above-market rent intangibles is recorded as an adjustment to Lease revenues, while amortization of in-place lease and tenant relationship intangibles is included in Depreciation and amortization.

Based on the intangible assets and liabilities recorded at December 31, 2012, scheduled annual net amortization of intangibles for each of the next five years and thereafter is as follows (in thousands):

Years Ending December 31,	Total
2013	$34,551
2014	31,510
2015	29,440
2016	27,141
2017	26,175
Thereafter	272,051
Total	$420,868

CPA®:17 – Global 2012 10-K — 85

Notes to Consolidated Financial Statements

Note 8. Fair Value Measurements

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

We did not have any transfers into or out of Level 1, Level 2 and Level 3 measurements during the years ended December 31, 2012 and 2011. Gains and losses (realized and unrealized) included in earnings are reported in Other income and (expenses) in the consolidated financial statements.

Our other financial instruments had the following carrying values and fair values as of the dates shown (in thousands):

		December 31, 2012		December 31, 2011
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt (a)	3	$1,633,452	$1,674,019	$1,154,254	$1,184,309
Notes receivable (a)	3	40,000	43,957	70,000	71,297
CMBS (b)	3	2,075	2,980	3,777	6,701
Other securities (c)	3	8,301	10,800	1,230	1,230

___________

(a)

We determined the estimated fair value of our other financial instruments using a discounted cash flow model with rates that take into account the credit of the tenant/obligor and interest rate risk. We also considered the value of the underlying collateral taking into account the quality of the collateral, the credit quality of the tenant/obligor, the time until maturity and the current market interest rate.

(b)

The carrying value of our CMBS represents historical cost, as we have deemed these securities to be held-to-maturity, and is inclusive of impairment charges recognized during 2012. There were no purchases or sales during the year ended December 31, 2012.

(c)

During June 2012, we acquired equity securities in a warehouse and logistics company for a total cost of $7.1 million, representing a follow-on transaction relating to a $1.2 million investment that we made during 2011.

We estimate that our remaining financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values at both December 31, 2012 and 2011.

Items Measured at Fair Value on a Non-Recurring Basis

We perform an assessment, when required, of the value of certain of our real estate investments. As part of that assessment, we determine the valuation of these assets using widely accepted valuation techniques, including expected discounted cash flows or an income capitalization approach, which considers prevailing market capitalization rates. We review each investment based on the highest and best use of the investment and market participation assumptions. We determined that the significant inputs used to value these investments fall within Level 3. As a result of our assessments, we did not recognize any impairment charges on our real estate investments during the years ended December 31, 2012 or 2011. The valuation of real estate is subject to significant judgment and actual results may differ materially if market conditions or the underlying assumptions change.

CPA®:17 – Global 2012 10-K — 86

Notes to Consolidated Financial Statements

The following table presents information about our other assets that were measured on a fair value. All of the impairment charges were measured using unobservable inputs (Level 3) and were recorded based on market conditions and assumptions that existed at the time (in thousands):

	Year Ended December 31, 2012		Year Ended December 31, 2011		Year Ended December 31, 2010
	Total	Total	Total	Total	Total	Total
	Fair Value	Impairment	Fair Value	Impairment	Fair Value	Impairment
	Measurements	Charges	Measurements	Charges	Measurements	Charges
Impairment Charges from Continuing Operations:
Net investments in direct financing leases	$-	$-	$-	$(70)	$-	$-
CMBS (a)	-	2,019	-	-	-	-
	$-	$2,019	$-	$(70)	$-	$-

___________

(a)         During the first quarter of 2012, we incurred other-than-temporary impairment charges on our CMBS portfolio totaling $2.0 million to reduce the carrying values of three CMBS tranches to zero as a result of non-performance and the advisor’s assessment that the likelihood of receiving further interest payments or return of principal was remote.

Note 9. Risk Management and Use of Derivative Financial Instruments

Risk Management

In the normal course of our ongoing business operations, we encounter economic risk. There are three main components of economic risk that impact us: interest rate risk, credit risk and market risk. We are primarily subject to interest rate risk on our interest-bearing assets and liabilities. Credit risk is the risk of default on our operations and tenants’ inability or unwillingness to make contractually required payments. Market risk includes changes in the value of our properties and related loans as well as changes in the value of our other investments due to changes in interest rates or other market factors. In addition, we own investments in Europe and in Asia and are subject to the risks associated with changing foreign currency exchange rates.

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

We measure derivative instruments at fair value and record them as assets or liabilities, depending on our rights or obligations under the applicable derivative contract. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. For a derivative designated and that qualified as a cash flow hedge, the effective portion of the change in fair value of the derivative is recognized in Other comprehensive loss until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. For a derivative designated and that qualified as a net investment hedge, the effective portion of the change in the fair value and/or the net settlement of the derivative are reported in Other comprehensive loss as part of the cumulative foreign currency translation adjustment. The ineffective portion of the change in fair value of the derivative is recognized directly in earnings. Amounts are reclassified out of Other comprehensive loss into earnings when the hedged investment is either sold or substantially liquidated.

CPA®:17 – Global 2012 10-K — 87

Notes to Consolidated Financial Statements

The following table sets forth certain information regarding our derivative instruments for the years presented (in thousands):

		Asset Derivatives Fair Value at December 31,		Liability Derivatives Fair Value at December 31,
	Balance Sheet Location	2012	2011	2012	2011
Derivatives Designated as Hedging Instruments
Foreign currency forwards	Other assets, net	$4,229	$5,206	$-	$-
Foreign currency collars	Other assets, net	2,743	5,657	-	-
Interest rate cap	Other assets, net	1	80	-	-
Foreign currency forwards	Accounts payable, accrued expenses and other liabilities	-	-	(2,533)	-
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	-	-	(20,142)	(8,682)
Derivatives Not Designated as Hedging Instruments
Embedded derivatives (a)	Accounts payable, accrued expenses and other liabilities	-	-	(1,141)	-
Stock warrants (b)	Other assets, net	1,485	1,419	-	-
Put options	Other assets, net	-	224	-	-
Put options	Accounts payable, accrued expenses and other liabilities	-	-	-	(224)
Total derivatives		$8,458	$12,586	$(23,816)	$(8,906)

___________

(a)

In connection with the ADC Arrangement with IDL Wheel Tenant, LLC, we agreed to fund a portion of the loan in euro and we locked the euro to U.S. dollar exchange rate at $1.278 to the developer at the time of the transaction (Note 6). This component of the loan is deemed to be an embedded derivative.

(b)

As part of the purchase of an interest in Hellweg 2 from CPA®:14 in May 2011, we acquired warrants from CPA®:14, which were granted by Hellweg 2 to CPA®:14. These warrants give us participation rights to any distributions made by Hellweg 2 and we are entitled to a cash distribution that equals a certain percentage of the liquidity event price of Hellweg 2, should a liquidity event occur.

CPA®:17 – Global 2012 10-K — 88

Notes to Consolidated Financial Statements

The following tables present the impact of derivative instruments on the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized in
	Other Comprehensive Loss on Derivatives (Effective Portion)
	Years Ended December 31,
Derivatives in Cash Flow Hedging Relationships	2012	2011	2010
Interest rate cap (a)	$811	$(244)	$(2,221)
Interest rate swaps	(11,046)	(6,864)	(1,073)
Foreign currency collars	(2,951)	6,698	-
Foreign currency forward contract	(3,030)	-	-
Put options	192	-	-

Derivatives in Net Investment Hedging Relationships (b)
Foreign currency contracts	(734)	(4,809)	(1,081)
Total	$(16,758)	$(5,219)	$(4,375)

	Amount of Gain (Loss) Reclassified from
	Other Comprehensive Loss into Income (Effective Portion)
	Years Ended December 31,
Derivatives in Cash Flow Hedging Relationships	2012	2011	2010
Foreign currency collars (c)	$1,918	$624	$-
Foreign currency forwards (c)	366	-	-
Interest rate cap	(890)	-	-
Interest rate swaps	(4,867)	-	-
Total	$(3,473)	$624	$-

___________

(a)

Includes a gain attributable to noncontrolling interests of $0.4 million for the year ended December 31, 2012 and losses attributable to noncontrolling interests of $0.1 million and $1.0 million for the years ended December 31, 2011 and 2010, respectively.

(b)

The effective portion of the change in fair value and the settlement of these contracts are reported in the foreign currency translation adjustment section of Other comprehensive loss until the underlying investment is sold, at which time we reclassify the gain or loss to earnings.

(c)	Gains (losses) reclassified from Other comprehensive loss into income (loss) for contracts and collars that have matured are included in Other income and (expenses).

		Amount of Gain (Loss) Recognized in
		Income on Derivatives
	Location of Gain (Loss)	Years Ended December 31,
Derivatives Not in Cash Flow Hedging Relationships	Recognized in Income	2012	2011	2010
Embedded derivatives	Other income and (expenses)	$(1,141)	$-	$-
Put options	Other income and (expenses)	(2)	-	-
Foreign currency contracts	Other income and (expenses)	254	432	-
Stock warrants	Other income and (expenses)	66	(198)	-
Interest rate swap (a)	Interest expense	(34)	-	-
Total		$(857)	$234	$-

___________

(a)         Relates to the ineffective portion of the hedging relationship.

See below for information on our purposes for entering into derivative instruments and for information on derivative instruments owned by unconsolidated investments, which are excluded from the tables above.

CPA®:17 – Global 2012 10-K — 89

Notes to Consolidated Financial Statements

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

The interest rate swaps and caps that we had outstanding on our consolidated investments at December 31, 2012 were designated as cash flow hedges and are summarized as follows (currency in thousands):

		Notional	Effective	Effective	Expiration	Fair Value at
	Type	Amount	Interest Rate	Date	Date	December 31, 2012 (a)
6-Month Euribor	“Pay-fixed” swap	€164,250	4.2%	9/2011	9/2016	$(11,200)
3-Month Euribor	“Pay-fixed” swap	€5,845	5.8%	7/2010	11/2017	(658)
3-Month Euribor	“Pay-fixed” swap	€3,852	4.3%	6/2012	5/2017	(189)
3-Month LIBOR (b)	Interest rate cap	$119,260	N/A	8/2009	8/2014	1
1-Month LIBOR	“Pay-fixed” swap	$92,400	3.9%	2/2012	2/2017	(2,644)
3-Month LIBOR	“Pay-fixed” swap	$25,793	6.6%	1/2010	12/2019	(3,822)
1-Month LIBOR	“Pay-fixed” swap	$9,000	5.0%	3/2012	3/2022	(429)
1-Month LIBOR	“Pay-fixed” swap	$4,459	4.6%	6/2012	7/2022	(111)
1-Month LIBOR	“Pay-fixed” swap	$4,292	4.8%	10/2012	11/2022	(99)
1-Month LIBOR	“Pay-fixed” swap	$4,120	6.0%	1/2011	1/2021	(550)
1-Month LIBOR	“Pay-fixed” swap	$1,600	4.8%	12/2011	12/2021	(84)
1-Month LIBOR	“Pay-fixed” swap	$20,075	4.8%	12/2012	12/2022	(356)
						$(20,141)

___________

(a)         Amounts are based upon the exchange rate of the euro at December 31, 2012, as applicable.

(b)         The applicable interest rate of the related debt was 2.86%, which was below the interest rate of the cap of 4.0% at December 31, 2012. The notional amount and fair value of $53.7 million and less than $0.1 million, respectively, attributable to noncontrolling interests is included in this swap.

Foreign Currency Contracts

We are exposed to foreign currency exchange rate movements, primarily in the euro and, to a lesser extent, the British pound sterling and the Japanese yen. We manage foreign currency exchange rate movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the same currency. This reduces our overall exposure to the actual equity that we have invested and the equity portion of our cash flow. However, we are subject to foreign currency exchange rate movements to the extent of the difference in the timing and amount of the rental obligation and the debt service. We may also face challenges with repatriating cash from our foreign investments. We may encounter instances where it is difficult to repatriate cash because of jurisdictional restrictions or because repatriating cash may result in current or future tax liabilities. Realized and unrealized gains and losses recognized in earnings related to foreign currency transactions are included in Other income and (expenses) in the consolidated financial statements.

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

CPA®:17 – Global 2012 10-K — 90

Notes to Consolidated Financial Statements

The following table presents the foreign currency derivative contracts we had outstanding and their designations at December 31, 2012 (currency in thousands, except strike price):

	Notional	Strike	Effective	Expiration	Fair Value at
Type	Amount	Price	Date	Date	December 31, 2012 (a)
Designated as Cash Flow Hedging Instruments
Collars	€35,446	$1.40 - 1.44	9/2011	3/2013 - 9/2014	$2,743
Forward contracts	€45,000	1.39	7/2011	7/2013	2,882
Forward contracts	€30,523	1.34 - 1.35	9/2011	3/2013 - 3/2015	570
Forward contracts	€56,700	1.28 - 1.29	5/2012	12/2014 - 6/2017	(2,381)
Forward contracts	€17,100	1.34	12/2012	9/2017 - 3/2018	(174)
Forward contracts	¥1,612,963	.0122 - .0128	12/2012	6/2013 - 12/2017	799
					$4,439

___________

(a)         Amounts are based upon the applicable exchange rate of the euro and the Japanese yen at December 31, 2012.

Other

Amounts reported in Other comprehensive loss related to interest rate swaps will be reclassified to interest expense as interest payments are made on our variable-rate debt. Amounts reported in Other comprehensive loss related to foreign currency contracts will be reclassified to Other income and (expenses) when the hedged foreign currency proceeds from foreign operations are repatriated to the U.S. At December 31, 2012, we estimate that an additional $6.8 million, inclusive of amounts attributable to noncontrolling interests of $0.5 million, and $14.3 million will be reclassified as interest expense and other income, respectively, during the next 12 months.

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of collateral received, if any. No collateral was received as of December 31, 2012. At December 31, 2012, our total credit exposure and the maximum exposure to any single counterparty was $1.2 million, inclusive of noncontrolling interest.

Some of the agreements we have with our derivative counterparties contain certain credit contingent provisions that could result in a declaration of default against us regarding our derivative obligations if we either default or are capable of being declared in default on certain of our indebtedness. At December 31, 2012, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives that were in a net liability position was $23.0 million and $9.0 million at December 31, 2012 and 2011, respectively, which included accrued interest and any adjustment for nonperformance risk. If we had breached any of these provisions at either December 31, 2012 or 2011, we could have been required to settle our obligations under these agreements at their aggregate termination value of $25.1 million or $9.7 million, respectively.

Portfolio Concentration Risk

Concentrations of credit risk arise when a group of tenants is engaged in similar business activities or is subject to similar economic risks or conditions that could cause them to default on their lease obligations to us. We regularly monitor our portfolio to assess potential concentrations of credit risk. While we believe our portfolio is reasonably well diversified, it does contain concentrations in excess of 10%, based on the percentage of our annualized contractual minimum base rent for the fourth quarter of 2012, in certain areas, as shown in the table below. The percentages in the table below represent our directly-owned real estate properties and do not include our share of equity investments or noncontrolling interests.

CPA®:17 – Global 2012 10-K — 91

Notes to Consolidated Financial Statements

December 31, 2012
Region:
New York	10%
Other U.S.	53%
Total U.S.	63%
Italy	11%
Other international	26%
Total international	37%
Total	100%

Asset Type:
Office	32%
Warehouse/Distribution	26%
Retail	24%
Industrial	13%
All other	5%
Total	100%

Tenant Industry:
Retail	23%
Media - Printing & Publishing	15%
Grocery	14%
All other	48%
Total	100%

Guarantor/Tenant:
Metro AG (Europe)	11%
The New York Times Company (U.S.)	10%

There were no significant concentrations, individually or in the aggregate, related to our unconsolidated jointly-owned investments.

Note 10. Non-Recourse Debt

Non-Recourse Debt

Non-recourse debt consists of mortgage notes payable, which are collateralized by an assignment of real property and direct financing leases, with an aggregate carrying value of approximately $2.4 billion and $1.9 billion at December 31, 2012 and 2011, respectively. At December 31, 2012, our mortgage notes payable bore interest at fixed annual rates ranging from 2.0% to 8.0% and variable effective annual rates ranging from 2.9% to 6.6%, with maturity dates ranging from 2013 to 2031.

2012 — During 2012, we obtained non-recourse mortgage financing totaling $469.6 million at a weighted-average annual interest rate and term of 4.3% and 8.6 years, respectively. Of the total:

•                  $349.9 million related to investments acquired during 2012, comprised of $128.2 million related to KBR, $92.4 million related to BCBS, $44.9 million related to the self-storage properties, and $84.4 million related to five other domestic investments;

•                  $53.0 million related to five domestic investments acquired during 2011;

•                  $52.9 million related to two foreign investments acquired during 2012, comprised of $31.6 million related to Wanbishi and $21.3 million related to Agrokor. Amounts are based on the exchange rate of the Japanese yen and euro, respectively, on the date of the financing; and

•                  $13.8 million related to two Polish investments acquired in 2011, based on the exchange rate of the euro on the date of the financing.

CPA®:17 – Global 2012 10-K — 92

Notes to Consolidated Financial Statements

Additionally, in connection with one of our self-storage investments and one build-to-suit investment during 2012, we assumed two non-recourse mortgage loans totaling $36.7 million.

2011 — During 2011, we assumed $222.7 million of indebtedness with an annual interest rate equal to Euribor plus 2.15%, that has been fixed at 4.18% through an interest rate swap, and a term of five years in connection with the Metro investment. In connection with certain the self-storage investments and our investment in Croatia, we also assumed non-recourse mortgage loans totaling $50.4 million. Amounts are based on the exchange rate of the euro on the date of acquisition, as applicable.

Additionally, we obtained non-recourse mortgage financing totaling $243.5 million during 2011 at a weighted-average annual interest rate and term of 5.7% and 10.0 years, respectively. Of the total:

•                  $160.2 million related to investments acquired during 2011, comprised of $112.1 million related to six domestic investments, and $48.1 million related to the self-storage properties;

•                  $60.6 million related to four domestic investments acquired during 2010; and

•                  $13.7 million related to a United Kingdom investment acquired in 2009, based on the exchange rate of the British pound sterling on the date of financing.

•                  $9.0 million incremental borrowing related to the March 2009 The New York Times Company transaction, inclusive of amounts attributable to noncontrolling interests of $4.1 million. In March 2011, we modified the non-recourse mortgage loan obtained in August 2009, which had an outstanding balance of $116.0 million at the date of refinancing, with new non-recourse financing of $125.0 million that matures in April 2018 and has option to extend the maturity to April 2019. The new financing bears interest at an annual interest rate equal to the LIBOR plus 2.5% that has been capped at 6.25% through the use of an interest rate cap designated as a cash flow hedge, which matures in March 2014 (Note 9).

Scheduled Debt Principal Payments

Scheduled debt principal payments during each of the next five calendar years following December 31, 2012 and thereafter are as follows (in thousands):

Years Ending December 31,	Total
2013	$55,612
2014	36,106
2015	67,030
2016	294,198
2017	345,036
Thereafter through 2031	843,200
1,641,182
Unamortized discount, net (a)	(7,730)
Total	$1,633,452

___________

(a)         Represents the unamortized discount on three notes.

Certain amounts in the table above are based on the applicable foreign currency exchange rate at December 31, 2012. Additionally, due to the weakening of the U.S. dollar relative to foreign currencies during 2012, debt increased by $8.3 million from December 31, 2011 to December 31, 2012.

Note 11. Commitments and Contingencies

Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations. See Note 4 for certain unfunded construction commitments.

CPA®:17 – Global 2012 10-K — 93

Notes to Consolidated Financial Statements

Note 12. Impairment Charges

The following table summarizes impairment charges recognized on our consolidated and unconsolidated real estate investments and held-to-maturity securities for all years presented (in thousands):

	Years Ended December 31,
	2012	2011	2010
Net investments in direct financing leases (a)	$-	$(70)	$-
CMBS (b)	2,019	-	-
Total impairment charges included in expenses	2,019	(70)	-
Total impairment charges included in income from continuing operations	$2,019	$(70)	$-

___________

(a)         During 2011, we recorded an out-of-period adjustment to reduce impairment charges by $0.1 million.

(b)         During the first quarter of 2012, we incurred other-than-temporary impairment charges on our CMBS portfolio totaling $2.0 million to reduce the carrying values of three CMBS tranches to zero as a result of non-performance and the advisor’s assessment that the likelihood of receiving further interest payments or return of principal was remote.

Note 13. Equity

Distributions

Distributions paid to stockholders consist of ordinary income, capital gains, return of capital or a combination thereof for income tax purposes. The following table presents annualized distributions per share reported for tax purposes and serves as a designation of capital gain distributions, if applicable, pursuant to Internal Revenue Code Section 857(b)(3)(C) and Treasury Regulation § 1.857-6(e):

	Years Ended December 31,
	2012	2011	2010
Ordinary income	$0.3022	$0.3981	$0.3391
Capital gain	-	-	0.0003
Return of capital	0.3478	0.2519	0.3006
Total distributions	$0.6500	$0.6500	$0.6400

In September 2012, our board of directors approved a daily distribution of $0.0017663 per share, which equates to an annualized yield of 6.5% on our public offering price of $10.00 per share, for each day during the period an investor was a stockholder of record from and including October 1, 2012 through December 31, 2012, which was paid on January 15, 2013.

In December 2012, our board of directors approved a daily distribution of $0.0017663 per share, which equates to an annualized yield of 6.5% on our public offering price of $10.00 per share, for each day that an investor is a stockholder of record from and including January 1, 2013 through March 31, 2013, which will be paid in aggregate on or about April 15, 2013.

CPA®:17 – Global 2012 10-K — 94

Notes to Consolidated Financial Statements

Accumulated Other Comprehensive Loss

The following table presents the components of accumulated other comprehensive loss reflected in equity. Amounts include our proportionate share of other comprehensive loss from our unconsolidated investments (in thousands):

	December 31,
	2012	2011	2010
Foreign currency translation adjustment	$(9,006)	$(22,329)	$(9,796)
Unrealized loss on derivative instruments	(25,875)	(8,752)	(3,642)
Unrealized appreciation (depreciation) on marketable securities	1,020	(15)	-
Impairment loss on commercial mortgage-backed securities	(1,505)	(1,505)	(1,505)
Accumulated other comprehensive loss	$(35,366)	$(32,601)	$(14,943)

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

We conduct business in the various states and municipalities within the U.S., in Asia, and in Europe, and as a result, we file income tax returns in the U.S. federal jurisdiction and various state and certain foreign jurisdictions.

We account for uncertain tax positions in accordance with ASC 740, Income Taxes. The following table presents a reconciliation of the beginning and ending amount of unrecognized tax benefits (in thousands):

	Years Ended December 31,
	2012	2011
Beginning balance	$589	$215
Additions based on tax positions related to the current year	345	374
Reduction for tax positions of prior years	(287)	-
Ending balance	$647	$589

At December 31, 2012 and 2011, we had unrecognized tax benefits as presented in the table above that, if recognized, would have a favorable impact on our effective income tax rate in future periods. At both December 31, 2012 and 2011, we had less than $0.1 million of accrued interest related to uncertain tax positions.

Our tax returns are subject to audit by taxing authorities. Such audits can often take years to complete and settle. The tax years 2008 through 2012 remain open to examination by the major taxing jurisdictions to which we are subject.

During 2010, we elected to treat our corporate subsidiary that engages in hotel operations as a TRS. This subsidiary owns a hotel that is managed on our behalf by a third-party hotel management company. A TRS is subject to corporate federal income taxes. This subsidiary has recognized de minimus profit since inception.

As of December 31, 2012 and 2011, we had net operating losses (“NOLs”) in foreign jurisdictions of approximately $25.7 million and $14.5 million, respectively, translating to a deferred tax asset before valuation allowance of $6.2 million and $3.3 million, respectively. Our NOLs will begin to expire in 2015 in certain foreign jurisdictions. The utilization of NOLs may be subject to certain limitations under the tax laws of the relevant jurisdiction. Management determined that as of December 31, 2012 and 2011, $6.2 million and $3.3 million, respectively, of deferred tax assets related to losses in foreign jurisdictions did not satisfy the recognition criteria set forth in accounting guidance for income taxes and established valuation allowances for these amounts.

Note 15. Discontinued Operations

From time to time, we decide to sell a property. We may make a decision to dispose of a property when it is vacant as a result of tenants vacating space, tenants electing not to renew their leases, tenant insolvency, or lease rejection in the bankruptcy process. In

CPA®:17 – Global 2012 10-K — 95

Notes to Consolidated Financial Statements

such cases, we assess whether we can obtain the highest value from the property by selling it, as opposed to re-leasing it. When it is appropriate to do so, upon the evaluation of the disposition of long-lived assets, we classify the property as an asset held for sale on our consolidated balance sheet and the current and prior period results of operations of the property are reclassified as discontinued operations.

The results of operations for properties that are held for sale or have been sold and which we have no continuing involvement are reflected in the consolidated financial statements as discontinued operations for all periods presented and are summarized as follows (in thousands, net of tax):

	Years Ended December 31,
	2012	2011	2010
Revenues	$108	$1,154	$59
Expenses	(24)	(377)	(28)
Gain on sale of real estate	740	778	-
Income from discontinued operations	$824	$1,555	$31

2012 – During 2012, we sold 12 domestic properties for a total cost of $12.7 million, net of selling costs, and recognized a net gain on the sales of the properties totaling $0.7 million.

2011 – In June 2011, we sold two Canadian properties for $19.8 million, net of selling costs, and recognized a net gain on the sale of $0.8 million. Amounts are based on the exchange rate of the Canadian dollar on the date of the sale.

Note 16. Segment Information

We have determined that we operate in one reportable segment, real estate ownership, with domestic and foreign investments. Geographic information for this segment is as follows (in thousands):

Year Ended December 31, 2012	Domestic	Foreign (a)	Total
Revenues	$209,900	$84,143	$294,043
Total long-lived assets (b)	2,355,667	1,243,521	3,599,188

Year Ended December 31, 2011	Domestic	Foreign (a)	Total
Revenues	$136,869	$59,252	$196,121
Total long-lived assets (b)	1,581,922	1,126,988	2,708,910

Year Ended December 31, 2010	Domestic	Foreign (a)	Total
Revenues	$72,330	$27,133	$99,463
Total long-lived assets (b)	1,055,878	623,107	1,678,985

___________

(a)         All years include operations in Croatia, Germany, Hungary, Poland, the Netherlands, Spain and the United Kingdom; 2012 and 2011 also include operations in Italy; and 2012 includes operations in Japan.

(b)         Consists of Net investment in properties; Real estate under construction; Net investment in direct financing leases; Equity investments in real estate; and Intangible assets, net.

CPA®:17 – Global 2012 10-K — 96

Notes to Consolidated Financial Statements

Note 17. Selected Quarterly Financial Data (Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Revenues (a)	$65,804	$68,721	$69,365	$90,153
Expenses (a)	(33,351)	(34,549)	(35,907)	(62,576)
Net income	16,763	21,152	18,929	11,309
Less: Net income attributable to noncontrolling interests	(5,640)	(6,886)	(6,634)	(7,382)
Net income attributable to CPA®:17 – Global stockholders	11,123	14,266	12,295	3,927

Earnings per share attributable to CPA®:17 – Global stockholders	0.05	0.06	0.05	0.01
Distributions declared per share	0.1625	0.1625	0.1625	0.1625

	Three Months Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Revenues (a)	$42,158	$44,878	$49,115	$59,970
Expenses (a)	(14,461)	(18,614)	(24,048)	(30,206)
Net income	16,648	18,005	14,987	20,806
Less: Net income attributable to noncontrolling interests	(4,213)	(5,158)	(4,683)	(6,737)
Net income attributable to CPA®:17 – Global stockholders	12,435	12,847	10,304	14,069

Earnings per share attributable to CPA®:17 – Global stockholders	0.08	0.08	0.06	0.06
Distributions declared per share	0.1600	0.1625	0.1625	0.1625

___________

(a)         Certain amounts from previous quarters have been reclassified to discontinued operations (Note 15).

CPA®:17 – Global 2012 10-K — 97

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED

SCHEDULE III — REAL ESTATE and ACCUMULATED DEPRECIATION

December 31, 2012
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to	Increase (Decrease) in Net	Gross Amount at which Carried at Close of Period(c)			Accumulated	Date	Life on which Depreciation in Latest Statement of Income
Description	Encumbrances	Land	Buildings	Acquisition(a)	Investments(b)	Land	Buildings	Total	Depreciation(c)	Acquired	is Computed
Real Estate Under Operating Leases:

Industrial facility in Norfolk, NE	$1,711	$625	$1,713	$-	$107	$625	$1,820	$2,445	$278	Jun. 2008	30 yrs.
Residential and office facilities in Soest, Germany and warehouse/distribution facility in Bad Wünnenbeg, Germany	27,835	3,193	45,932	-	(7,671)	2,666	38,788	41,454	4,629	Jul. 2008	36 yrs.
Educational facility in Chicago, IL	15,014	6,300	20,509	-	(527)	6,300	19,982	26,282	2,997	Jul. 2008	30 yrs.
Office and industrial facility in Alvarado, TX and industrial facility in Bossier City, LA	20,075	2,725	25,233	6,434	(3,395)	2,725	28,272	30,997	2,804	Aug. 2008	25 - 40 yrs.
Industrial facility in Waldaschaff, Germany	7,211	10,373	16,708	-	(10,009)	6,426	10,646	17,072	2,704	Aug. 2008	15 yrs.
Retail facilities in Phoenix, AZ and Columbia, MD	37,644	14,500	48,865	-	(2,062)	14,500	46,803	61,303	4,973	Sep. 2008	40 yrs.
Transportation facility in Birmingham, United Kingdom	13,460	3,591	15,810	949	66	3,578	16,838	20,416	1,275	Sep. 2009	40 yrs.
Retail facilities in Gorzow, Poland	7,725	1,095	13,947	-	(1,448)	984	12,610	13,594	1,024	Oct. 2009	40 yrs.
Office facility in Hoffman Estates, IL	19,444	5,000	21,764	-	-	5,000	21,764	26,764	1,669	Dec. 2009	40 yrs.
Office facility in The Woodlands, TX	26,708	1,400	41,502	-	-	1,400	41,502	42,902	3,198	Dec. 2009	40 yrs.
Retail facilities located throughout Spain	48,094	32,574	52,101	-	(4,661)	30,653	49,361	80,014	3,668	Dec. 2009	20 yrs.
Industrial facility in Union Township, OH	6,545	1,000	10,793	2	-	1,000	10,795	11,795	787	Feb. 2010	40 yrs.
Industrial facilities in San Diego, Fresno, Orange, Colton, Los Angeles, and Pomona, CA; Phoenix, AZ; Safety Harbor, FL; Durham, NC; and Columbia, SC	13,913	19,001	13,059	-	-	19,001	13,059	32,060	1,064	Mar. 2010	27 - 40 yrs.
Industrial facility in Evansville, IN	17,225	150	9,183	11,745	-	150	20,928	21,078	1,149	Mar. 2010	40 yrs.
Warehouse/distribution facilities in Plymouth, Southampton, Luton, Liverpool, Taunton, Cannock, and Bristol, United Kingdom	-	8,639	2,019	-	542	9,070	2,130	11,200	204	Apr. 2010	28 yrs.

CPA®:17 – Global 2012 10-K — 98

SCHEDULE III — REAL ESTATE and ACCUMULATED DEPRECIATION (Continued)
December 31, 2012
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to	Increase (Decrease) in Net	Gross Amount at which Carried at Close of Period(c)			Accumulated	Date	Life on which Depreciation in Latest Statement of Income
Description	Encumbrances	Land	Buildings	Acquisition(a)	Investments(b)	Land	Buildings	Total	Depreciation(c)	Acquired	is Computed
Warehouse/distribution facilities in Zagreb, Croatia	51,266	31,941	45,904	-	(113)	31,890	45,842	77,732	4,075	Apr. 2010	30 yrs.
Office facilities in Tampa, FL	35,206	18,300	32,856	23	-	18,323	32,856	51,179	2,122	May 2010	40 yrs.
Warehouse/distribution facility in Bowling Green, KY	28,000	1,400	3,946	33,809	-	1,400	37,755	39,155	1,259	May 2010	40 yrs.
Retail facility in Elorrio, Spain	-	19,924	3,981	-	2,217	21,810	4,312	26,122	278	Jun. 2010	40 yrs.
Warehouse/distribution facility in Gadki, Poland	5,091	1,134	1,183	7,611	(641)	1,058	8,229	9,287	360	Aug. 2010	40 yrs.
Office and industrial facilities in Elberton, GA	-	560	2,467	-	-	560	2,467	3,027	166	Sep. 2010	40 yrs.
Warehouse/distribution facilities in Unadilla and Rincon, GA	27,000	1,595	44,446	-	-	1,595	44,446	46,041	2,407	Nov. 2010	40 yrs.
Office facility in Hartland, WI	3,716	1,402	2,041	-	-	1,402	2,041	3,443	126	Nov. 2010	35 yrs.
Warehouse/distribution facilities in Zagreb, Dugo Selo, Kutina, Slavonski Brod, and Samobor, Croatia	22,770	6,700	24,114	194	336	6,779	24,565	31,344	1,706	Dec. 2010	30 yrs.
Warehouse/distribution facilities located throughout the U.S.	113,887	31,735	129,011	-	(9,680)	28,511	122,555	151,066	7,125	Dec. 2010	40 yrs.
Office facility in Madrid, Spain	-	22,230	81,508	-	630	22,367	82,001	104,368	4,100	Dec. 2010	40 yrs.
Office facility in Houston, TX	3,698	1,838	2,432	-	20	1,838	2,452	4,290	196	Dec. 2010	25 yrs.
Retail facility in Las Vegas, NV	-	26,934	31,037	25,467	(44,166)	5,070	34,202	39,272	348	Dec. 2010	40 yrs.
Warehouse/distribution facilities in Oxnard and Watsonville, CA	46,166	16,036	67,300	-	(7,149)	16,036	60,151	76,187	3,349	Jan. 2011	10 - 40 yrs.
Warehouse/distribution facility in Dillon, SC	20,433	1,355	15,620	-	-	1,355	15,620	16,975	717	Mar. 2011	40 yrs.
Industrial facility in Middleburg Heights, OH	-	600	1,690	-	-	600	1,690	2,290	74	Mar. 2011	40 yrs.
Office facility in Martinsville, VA	9,000	600	1,998	10,876	-	600	12,874	13,474	326	May 2011	40 yrs.
Land in Chicago, IL	5,234	7,414	-	-	-	7,414	-	7,414	-	Jun. 2011	N/A
Industrial facility in Fraser, MI	4,459	928	1,392	5,803	-	928	7,195	8,123	135	Sep. 2011	35 yrs.
Retail facilities located throughout Italy	217,106	91,691	262,377	-	(7,554)	89,104	257,410	346,514	8,851	Sep. 2011	29 - 40 yrs.
Retail facilities in Pozega and Sesvete, Croatia	23,439	2,687	24,820	15,378	(1,339)	3,585	37,961	41,546	1,356	Nov. 2011	30 yrs.
Land in Orlando, FL	-	32,739	-	-	-	32,739	-	32,739	-	Dec. 2011	N/A
Land in Hudson, NY	879	2,080	-	-	-	2,080	-	2,080	-	Dec. 2011	N/A
Office facilities in Aurora, Eagan, and Virginia, MN	92,400	13,546	110,173	-	993	13,546	111,166	124,712	3,672	Jan. 2012	32 - 40 yrs.

CPA®:17 – Global 2012 10-K — 99

SCHEDULE III — REAL ESTATE and ACCUMULATED DEPRECIATION (Continued)
December 31, 2012
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to	Increase (Decrease) in Net	Gross Amount at which Carried at Close of Period(c)			Accumulated	Date	Life on which Depreciation in Latest Statement of Income
Description	Encumbrances	Land	Buildings	Acquisition(a)	Investments(b)	Land	Buildings	Total	Depreciation(c)	Acquired	is Computed
Warehouse/distribution facility in Tarnobrzeg, Poland	-	1,323	5,245	18,636	1,317	1,395	25,126	26,521	209	Apr. 2012	40 yrs.
Office facility in St. Louis, MO	4,292	954	4,665	-	-	954	4,665	5,619	55	Jul. 2012	38 yrs.
Industrial facility in Avon, OH	-	926	4,975	-	-	926	4,975	5,901	63	Aug. 2012	35 yrs.
Industrial facility in Elk Grove Village, IL	-	1,269	11,317	-	-	1,269	11,317	12,586	179	Aug. 2012	40 yrs.
Education facilities in Montgomery, AL and Savannah, GA	16,997	5,255	16,960	-	-	5,255	16,960	22,215	172	Sep. 2012	40 yrs.
Automotive dealerships in Huntsville, AL; Bentonville, AR; Bossier City, LA; Lee’s Summit, MO; Fayetteville, TN; and Fort Worth, TX	37,838	17,283	32,225	-	-	17,283	32,225	49,508	475	Sep. 2012	16 yrs.
Office facility in Warrenville, IL	20,000	3,698	28,635	-	-	3,698	28,635	32,333	229	Sep. 2012	40 yrs.
Industrial facility in Sterling, VA	-	3,118	14,007	-	-	3,118	14,007	17,125	51	Oct. 2012	35 yrs.
Office facility in Houston, TX	128,200	19,331	123,084	-	3,089	19,331	126,173	145,504	529	Nov. 2012	30 yrs.
Office facility in Eagan, MN	-	2,104	11,462	-	-	2,104	11,462	13,566	33	Dec. 2012	35 yrs.
Warehouse/distribution facility in Saitama Prefecture, Japan	30,264	17,292	28,575	-	(2,002)	16,537	27,328	43,865	79	Dec. 2012	26 yrs.
Retail facilities in Karlovac, Porec, Metkovic, Vodnjan, Umag, Bjelovar, Krapina, and Novigrad, Croatia	21,273	5,059	28,294	-	(80)	5,046	28,227	33,273	-	Dec. 2012	32 - 40 yrs.
	$1,231,218	$523,147	$1,538,878	$136,927	$(93,180)	$491,584	$1,614,188	$2,105,772	$77,245

CPA®:17 – Global 2012 10-K — 100

SCHEDULE III — REAL ESTATE and ACCUMULATED DEPRECIATION (Continued)
December 31, 2012
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to	(Decrease) Increase in Net	Gross Amount at which Carried at Close of Period	Date
Description	Encumbrances	Land	Buildings	Acquisition(a)	Investments(b)	Total(c)	Acquired
Direct Financing Method:
Office and industrial facility in Nagold, Germany	$12,204	$6,012	$41,493	$-	$(23,188)	$24,317	Aug. 2008
Industrial facilities in Sanford and Mayodan, NC	22,276	3,100	35,766	-	(851)	38,015	Dec. 2008
Industrial facility in Glendale Heights, IL	18,658	3,820	11,148	18,245	1,590	34,803	Jan. 2009
Office facility in New York City, NY	119,185	-	233,720	-	8,455	242,175	Mar. 2009
Industrial facilities in San Diego, Fresno, Orange, Colton, and Pomona, CA; Holly Hill, FL; Rockmart, GA; Ooltewah, TN; and Dallas, TX	9,966	1,730	20,778	-	(305)	22,203	Mar. 2010
Warehouse/distribution facilities in Plymouth, Newport, Southampton, Luton, Liverpool, Bristol, and Leeds, United Kingdom	-	508	24,009	-	1,316	25,833	Apr. 2010
Warehouse/distribution facilities in Zagreb, Croatia	10,393	1,804	11,618	-	105	13,527	Dec. 2010
Warehouse/distribution facility in Oxnard, CA	5,736	-	8,957	-	93	9,050	Jan. 2011
Warehouse/distribution facilities in Bartow, FL; Momence, IL; Smithfield, NC; Hudson, NY; and Ardmore, OK	23,527	3,750	50,177	-	1,770	55,697	Apr. 2011
Industrial facility in Clarksville, TN	4,832	600	7,291	-	122	8,013	Aug. 2011
Industrial facility in Countryside, IL	2,022	425	1,800	-	14	2,239	Dec. 2011
	$228,799	$21,749	$446,757	$18,245	$(10,879)	$475,872

		Initial Cost to Company			Costs Capitalized	Increase (Decrease)	Gross Amount at which Carried at Close of Period (c)						Life on which Depreciation in Latest Statement of
Description	Encumbrances	Land	Buildings	Personal Property	Subsequent to Acquisition (a)	in Net Investments (b)	Land	Buildings	Personal Property	Total	Accumulated Depreciation (c)	Date Acquired	Income is Computed
Operating Real Estate:
Hotel in Hillsboro, OR	$5,367	$1,330	$10,483	$364	$1,420	$(539)	$1,330	$10,483	$1,245	$13,058	$872	May 2010	39 yrs.
Self-storage facility in Forth Worth, TX	1,538	610	2,672	-	-	-	610	2,672	-	3,282	136	Apr. 2011	33 yrs.
Self-storage facility in Baxter, CA	1,149	1,040	1,166	-	15	-	1,040	1,181	-	2,221	63	Jun. 2011	33 yrs.
Self-storage facility in Apple Valley, CA	2,300	400	3,910	-	48	-	400	3,958	-	4,358	171	Jun. 2011	35 yrs.
Self-storage facility in Apple Valley, CA	1,446	230	2,196	-	9	-	230	2,205	-	2,435	100	Jun. 2011	33 yrs.
Self-storage facility in Bakersfield, CA	849	370	3,133	-	144	-	370	3,277	-	3,647	164	Jun. 2011	30 yrs.
Self-storage facility in Bakersfield, CA	2,130	690	3,238	-	43	-	690	3,281	-	3,971	143	Jun. 2011	34 yrs.
Self-storage facility in Bakersfield, CA	2,013	690	3,298	-	59	-	690	3,357	-	4,047	142	Jun. 2011	35 yrs.
Self-storage facility in Bakersfield, CA	1,714	480	3,297	-	16	-	480	3,313	-	3,793	191	Jun. 2011	35 yrs.
Self-storage facility in Fresno, CA	2,638	601	7,300	-	-	-	601	7,300	-	7,901	516	Jun. 2011	30 yrs.
Self-storage facility in Grand Terrace, CA	728	950	1,903	-	1	-	950	1,904	-	2,854	115	Jun. 2011	25 yrs.
Self-storage facility in Harbor City, CA	1,293	1,487	810	-	7	-	1,487	817	-	2,304	49	Jun. 2011	30 yrs.
Self-storage facility in San Diego, CA	6,273	7,951	3,926	-	120	-	7,951	4,046	-	11,997	205	Jun. 2011	30 yrs.
Self-storage facility in Palm Springs, CA	2,511	1,287	3,124	-	37	-	1,287	3,161	-	4,448	159	Jun. 2011	30 yrs.
Self-storage facility in Palmdale, CA	2,773	940	4,263	-	53	-	940	4,316	-	5,256	204	Jun. 2011	32 yrs.
Self-storage facility in Palmdale, CA	2,081	1,220	2,954	-	28	-	1,220	2,982	-	4,202	136	Jun. 2011	33 yrs.
Self-storage facility in Riverside, CA	1,124	560	1,492	-	10	-	560	1,502	-	2,062	75	Jun. 2011	30 yrs.
Self-storage facility in Rosamond, CA	1,700	460	3,220	-	19	-	460	3,239	-	3,699	147	Jun. 2011	33 yrs.
Self-storage facility in Rubidoux, CA	1,247	514	1,653	-	11	-	514	1,664	-	2,178	76	Jun. 2011	33 yrs.
Self-storage facility in South Gate, CA	1,774	1,597	2,067	-	36	-	1,597	2,103	-	3,700	106	Jun. 2011	30 yrs.
Self-storage facility in Kona, HI	832	1,000	1,108	-	11	-	1,000	1,119	-	2,119	66	Jun. 2011	30 yrs.
Self-storage facility in Chicago, IL	2,342	600	4,124	-	32	-	600	4,156	-	4,756	189	Jun. 2011	25 yrs.

CPA®:17 – Global 2012 10-K — 101

SCHEDULE III — REAL ESTATE and ACCUMULATED DEPRECIATION (Continued)
December 31, 2012
(in thousands)

		Initial Cost to Company			Costs Capitalized	Increase (Decrease)	Gross Amount at which Carried at Close of Period (c)						Life on which Depreciation in Latest Statement of
Description	Encumbrances	Land	Buildings	Personal Property	Subsequent to Acquisition (a)	in Net Investments (b)	Land	Buildings	Personal Property	Total	Accumulated Depreciation (c)	Date Acquired	Income is Computed
Self-storage facility in Chicago, IL	1,322	400	2,074	-	55	-	400	2,129	-	2,529	99	Jun. 2011	30 yrs.
Self-storage facility in Rockford, IL	1,363	548	1,881	-	5	-	548	1,886	-	2,434	114	Jun. 2011	25 yrs.
Self-storage facility in Rockford, IL	250	114	633	-	-	-	114	633	-	747	38	Jun. 2011	25 yrs.
Self-storage facility in Rockford, IL	1,319	380	2,321	-	-	-	380	2,321	-	2,701	139	Jun. 2011	25 yrs.
Self-storage facility in Kihei, HI	5,740	2,523	7,481	-	4	-	2,523	7,485	-	10,008	265	Aug. 2011	40 yrs.
Self-storage facility in Bakersfield, CA	1,900	1,060	3,138	-	10	(464)	1,060	2,684	-	3,744	152	Aug. 2011	25 yrs.
Self-storage facility in Bakersfield, CA	2,025	767	2,230	-	36	-	767	2,266	-	3,033	126	Aug. 2011	25 yrs.
Self-storage facility in National City, CA	2,550	3,158	1,483	-	31	-	3,158	1,514	-	4,672	75	Aug. 2011	28 yrs.
Self-storage facility in Mundelein, IL	3,600	1,080	5,287	-	21	-	1,080	5,308	-	6,388	301	Aug. 2011	25 yrs.
Self-storage facility in Pearl City, HI	3,450	-	5,141	-	9	-	-	5,150	-	5,150	365	Aug. 2011	20 yrs.
Self-storage facility in Palm Springs, CA	2,999	1,019	2,131	-	8	-	1,019	2,139	-	3,158	103	Sep. 2011	28 yrs.
Self-storage facility in Rockford, IL	1,298	394	3,390	-	10	(139)	394	3,261	-	3,655	218	Sep. 2011	20 yrs.
Self-storage facility in Lake Street, IL	799	535	1,757	-	4	-	535	1,761	-	2,296	118	Sep. 2011	20 yrs.
Self-storage facility in Chicago, IL	3,200	1,049	5,672	-	30	-	1,049	5,702	-	6,751	238	Sep. 2011	30 yrs.
Self-storage facility in Bakersfield, CA	3,383	1,068	2,115	-	25	464	1,068	2,604	-	3,672	106	Nov. 2011	40 yrs.
Self-storage facility in Beaumont, CA	4,627	1,616	2,873	-	21	-	1,616	2,894	-	4,510	106	Nov. 2011	40 yrs.
Self-storage facility in Borrego, CA	2,208	299	1,766	-	36	-	299	1,802	-	2,101	68	Nov. 2011	40 yrs.
Self-storage facility in Foxborough, CA	2,252	190	1,756	-	32	-	190	1,788	-	1,978	65	Nov. 2011	40 yrs.
Self-storage facility in Mill Street, CA	2,116	698	1,397	-	18	-	698	1,415	-	2,113	49	Nov. 2011	40 yrs.
Self-storage facility in Peoria, IL	2,385	549	2,424	-	20	-	549	2,444	-	2,993	117	Nov. 2011	35 yrs.
Self-storage facility in Peoria, IL	1,820	409	1,816	-	10	-	409	1,826	-	2,235	81	Nov. 2011	35 yrs.
Self-storage facility in Forest Hills, IL	1,466	439	998	-	10	139	439	1,147	-	1,586	51	Nov. 2011	35 yrs.
Self-storage facility in Hesperia, CA	900	648	1,377	-	-	-	648	1,377	-	2,025	52	Dec. 2011	40 yrs.
Self-storage facility in Mobile, AL	1,975	1,078	3,799	-	-	-	1,078	3,799	-	4,877	185	Jun. 2012	12 yrs.
Self-storage facility in Slidell, AL	2,400	620	3,434	-	-	-	620	3,434	-	4,054	80	Jun. 2012	32 yrs.
Self-storage facility in Harrells Ferry, LA	800	401	955	-	-	-	401	955	-	1,356	37	Jun. 2012	18 yrs.
Self-storage facility in Dawnadele, LA	2,125	820	3,222	-	-	-	820	3,222	-	4,042	90	Jun. 2012	25 yrs.
Self-storage facility in Gulfport, MS	1,200	591	2,539	-	-	-	591	2,539	-	3,130	117	Jun. 2012	15 yrs.
Self-storage facility in Rockford, IL	1,897	1,076	1,763	-	-	-	1,076	1,763	-	2,839	50	Jul. 2012	20 yrs.
Self-storage facility in Fayetteville, NC	3,626	1,677	3,116	-	-	-	1,677	3,116	-	4,793	45	Sep. 2012	34 yrs.
Self-storage facility in Carrollwood, FL	3,800	599	6,273	-	-	-	599	6,273	-	6,872	14	Nov. 2012	40 yrs.
Self-storage facility in St. Petersburg, FL	4,100	2,253	3,512	-	-	-	2,253	3,512	-	5,765	8	Nov. 2012	40 yrs.
Self-storage facility in Palm Harbor, FL	7,100	2,192	7,237	-	-	-	2,192	7,237	-	9,429	17	Nov. 2012	40 yrs.
Self-storage facility in Midland, TX	4,300	1,026	5,546	-	-	-	1,026	5,546	-	6,572	10	Dec. 2012	20 yrs.
Self-storage facility in Midland, TX	5,830	2,136	6,665	-	-	-	2,136	6,665	-	8,801	12	Dec. 2012	20 yrs.
Self-storage facility in Odessa, TX	3,970	975	4,924	-	-	-	975	4,924	-	5,899	9	Dec. 2012	20 yrs.
Self-storage facility in Odessa, TX	5,400	1,099	6,510	-	-	-	1,099	6,510	-	7,609	12	Dec. 2012	20 yrs.
	$147,317	$60,493	$191,973	$364	$2,514	$(539)	$60,493	$193,067	$1,245	$254,805	$7,757

CPA®:17 – Global 2012 10-K — 102

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED

NOTES to SCHEDULE III — REAL ESTATE and ACCUMULATED DEPRECIATION

(in thousands)

___________

(a)         Consists of the costs of improvements subsequent to purchase and acquisition costs including construction costs on build-to-suit transactions, legal fees, appraisal fees, title costs, and other related professional fees. For business combinations, transaction costs are excluded.

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

(c)          Reconciliation of real estate and accumulated depreciation (see below):

	Reconciliation of Real Estate Subject to Operating Leases
	Years Ended December 31,
	2012	2011	2010
Balance at beginning of year	$1,500,151	$930,404	$326,507
Additions	513,407	531,795	610,795
Dispositions	(56,200)	(10,142)	-
Foreign currency translation adjustment	15,468	(25,664)	(6,898)
Reclassification from real estate under construction	140,324	73,758	-
Reclassification to direct financing lease	(7,378)	-	-
Balance at close of year	$2,105,772	$1,500,151	$930,404

	Reconciliation of Accumulated Depreciation for
	Real Estate Subject to Operating Leases
	Years Ended December 31,
	2012	2011	2010
Balance at beginning of year	$40,522	$16,274	$5,957
Depreciation expense	37,265	25,046	10,484
Dispositions	(447)	(7)	-
Foreign currency translation adjustment	625	(791)	(167)
Reclassification to direct financing lease	(720)	-	-
Balance at close of year	$77,245	$40,522	$16,274

	Reconciliation of Operating Real Estate
	Years Ended December 31,
	2012	2011	2010
Balance at beginning of year	$178,141	$12,177	$-
Additions	77,203	165,964	12,177
Write-off of fully depreciated asset	(539)	-	-
Balance at close of year	$254,805	$178,141	$12,177

CPA®:17 – Global 2012 10-K — 103

	Reconciliation of Accumulated
	Depreciation for Operating Real Estate
	Years Ended December 31,
	2012	2011	2010
Balance at beginning of year	$2,745	$300	$-
Depreciation expense	5,551	2,445	300
Write-off of fully depreciated asset	(539)	-	-
Balance at close of year	$7,757	$2,745	$300

At December 31, 2012, the aggregate cost of real estate, net of accumulated depreciation and accounted for as operating leases, owned by us and our consolidated subsidiaries for federal income tax purposes was $2.7 billion.

CPA®:17 – Global 2012 10-K — 104

SCHEDULE IV — MORTGAGE LOANS ON REAL ESTATE

December 31, 2012
(dollars in thousands)

		Final	Face	Carrying
	Interest	Maturity	Amount of	Amount of
Description	Rate	Date	Mortgage	Mortgage
Financing agreement — China Alliance Properties Limited	11.0%	Dec. 2015	$40,000	$40,000
			$40,000	$40,000

NOTES TO SCHEDULE IV — MORTGAGE LOANS ON REAL ESTATE

(in thousands)

	Reconciliation of Mortgage
	Loans on Real Estate
	Years Ended December 31,
	2012	2011	2010
Balance at beginning of year	$70,000	$89,560	$-
Additions	-	30,000	90,000
Repayment	-	(49,560)	(440)
Conversion to equity investment	(30,000)	-	-
Balance at close of year	$40,000	$70,000	$89,560

CPA®:17 – Global 2012 10-K — 105

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of December 31, 2012 at a reasonable level of assurance.

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, we used criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, we concluded that, as of December 31, 2012, our internal control over financial reporting is effective based on those criteria.

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

CPA®:17 – Global 2012 10-K — 106

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

This information will be contained in our definitive proxy statement for the 2013 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.

Item 11. Executive Compensation.

This information will be contained in our definitive proxy statement for the 2013 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This information will be contained in our definitive proxy statement for the 2013 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

This information will be contained in our definitive proxy statement for the 2013 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.

Item 14. Principal Accountant Fees and Services.

This information will be contained in our definitive proxy statement for the 2013 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.

CPA®:17 – Global 2012 10-K — 107

Item 15. Exhibits

The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description	Method of Filing
3.1	Articles of Incorporation of Registrant	Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-11 (No. 333-140842) filed February 22, 2007

3.2	Articles of Amendment and Restatement of Corporate Property Associates 17 – Global Incorporated (the “Charter”)	Incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 filed December 14, 2007

3.3	Articles of Amendment to the Charter	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed January 29, 2013

3.4	Bylaws of Corporate Property Associates 17 – Global Incorporated	Incorporated by reference to Exhibit 3.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 filed December 14, 2007

4.1	2007 Distribution Reinvestment and Stock Purchase Plan	Incorporated by reference to Exhibit 4.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 filed December 14, 2007

10.1

Amended and Restated Agreement of Limited Partnership of CPA®:17 Limited Partnership dated March 5, 2013 by and among, Corporate Property Associates 17 – Global Incorporated and W. P. Carey Holdings, LLC

Filed herewith

10.2	Amended and Restated Advisory Agreement dated as of September 28, 2012 among Corporate Property Associates 17 – Global Incorporated, CPA®:17 Limited Partnership and Carey Asset Management Corp.	Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed on November 9, 2012

10.3	Asset Management Agreement dated as of July 1, 2008 between Corporate Property Associates 17 – Global Incorporated and W. P. Carey & Co. B. V.	Incorporated by reference to Exhibit 10.9 to Registration Statement on Form S-11 (No. 333-140842) filed on August 1, 2008

10.4	Form of Indemnification Agreement with independent directors	Incorporated by reference to Exhibit 10.14 to Registration Statement on Form S-11 (No. 333-140842) filed on August 1, 2008

10.5	Lease Agreement by and between 620 Eight NYT (NY) Limited Partnership, as landlord, and NYT Real Estate Company LLC, as tenant, dated March 6, 2009	Incorporated by reference to Exhibit 10.11 to Registration Statement on Form S-11 (No. 333-140842) filed on April 2, 2009

CPA®:17 – Global 2012 10-K — 108

Exhibit No.	Description	Method of Filing
10.6

Guaranty and Suretyship Agreement made by The New York Times Company (“NYTC”), and The New York Times Sales Company (“NYT Sales”), (NYTC and NYT Sales, collectively the “Guarantor”), to 620 Eighth NYT (NY) Limited Partnership (“Landlord”), dated March 6, 2009

Incorporated by reference to Exhibit 10.12 to Registration Statement on Form S-11 (No. 333-140842) filed on April 2, 2009

10.7	Assignment and Assumption of Sublease by and between NYT Real Estate Company LLC and 620 Eighth NYT (NY) Limited Partnership, dated March 6, 2009	Incorporated by reference to Exhibit 10.13 to Registration Statement on Form S-11 (No. 333-140842) filed on April 2, 2009

10.8

Wrap-Around Mortgage, Assignment of Rents, Security Agreement and Fixture Filing among NYT Real Estate Company LLC and New York State Urban Development Corporation, D/B/A Empire State Development Corporation and 620 Eighth NYT (NY) Limited Partnership, dated March 6, 2009

Incorporated by reference to Exhibit 10.14 to Registration Statement on Form S-11 (No. 333-140842) filed on April 2, 2009

10.9

Loan Agreement Dated as of August 31, 2009 by and between 620 Eighth NYT (NY) Limited Partnership and 620 Eighth Lender NYT (NY) Limited Partnership as Borrower and Bank of China, New York Branch as Lender

Incorporated by reference to Exhibit 10.1 to Form 8-K/A filed on November 4, 2009

10.10	Dealer Manager Agreement by and between Corporate Property Associates 17 – Global Incorporated and Carey Financial, LLC, dated April 7, 2011	Filed herewith

21.1	List of Registrant Subsidiaries	Filed herewith

23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

CPA®:17 – Global 2012 10-K — 109

Exhibit No.	Description	Method of Filing
101

The following materials from Corporate Property Associates 17 – Global Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2012 and 2011, (ii) Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010, (iv) Consolidated Statements of Equity for the years ended December 31, 2012, 2011 and 2010, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010, (vi) Notes to Consolidated Financial Statements, (vii) Schedule III - Real Estate and Accumulated Depreciation, (viii) Notes to Schedule III, (ix) Schedule IV - Mortgage Loans and Real Estate and (x) Notes to Schedule IV. *

Filed herewith

__________

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

CPA®:17 – Global 2012 10-K — 110

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corporate Property Associates 17 – Global Incorporated
Date: March 8, 2013
	By:	/s/ Mark J. DeCesaris
Mark J. DeCesaris
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Trevor P. Bond	Chief Executive Officer and Director	March 8, 2013
Trevor P. Bond	(Principal Executive Officer)

/s/ Mark J. DeCesaris	Chief Financial Officer	March 8, 2013
Mark J. DeCesaris	(Principal Financial Officer)

/s/ Hisham A. Kader	Chief Accounting Officer	March 8, 2013
Hisham A. Kader	(Principal Accounting Officer)

/s/ Marshall E. Blume	Director	March 8, 2013
Marshall E. Blume

/s/ Elizabeth P. Munson	Director	March 8, 2013
Elizabeth P. Munson

/s/ Richard J. Pinola	Director	March 8, 2013
Richard J. Pinola

/s/ James D. Price	Director	March 8, 2013
James D. Price

CPA®:17 – Global 2012 10-K — 111

EXHIBIT INDEX

The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description	Method of Filing
3.1	Articles of Incorporation of Registrant	Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-11 (No. 333-140842) filed February 22, 2007

3.2	Articles of Amendment and Restatement of Corporate Property Associates 17 – Global Incorporated (the “Charter”)	Incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 filed December 14, 2007

3.3	Articles of Amendment to the Charter	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed January 29, 2013

3.4	Bylaws of Corporate Property Associates 17 – Global Incorporated	Incorporated by reference to Exhibit 3.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 filed December 14, 2007

4.1	2007 Distribution Reinvestment and Stock Purchase Plan	Incorporated by reference to Exhibit 4.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 filed December 14, 2007

10.1

Amended and Restated Agreement of Limited Partnership of CPA®:17 Limited Partnership dated March 5, 2013 by and among, Corporate Property Associates 17 – Global Incorporated and W. P. Carey Holdings, LLC

Filed herewith

10.2	Amended and Restated Advisory Agreement dated as of September 28, 2012 among Corporate Property Associates 17 – Global Incorporated, CPA®:17 Limited Partnership and Carey Asset Management Corp.	Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed on November 9, 2012

10.3	Asset Management Agreement dated as of July 1, 2008 between Corporate Property Associates 17 – Global Incorporated and W. P. Carey & Co. B. V.	Incorporated by reference to Exhibit 10.9 to Registration Statement on Form S-11 (No. 333-140842) filed on August 1, 2008

10.4	Form of Indemnification Agreement with independent directors	Incorporated by reference to Exhibit 10.14 to Registration Statement on Form S-11 (No. 333-140842) filed on August 1, 2008

10.5	Lease Agreement by and between 620 Eight NYT (NY) Limited Partnership, as landlord, and NYT Real Estate Company LLC, as tenant, dated March 6, 2009	Incorporated by reference to Exhibit 10.11 to Registration Statement on Form S-11 (No. 333-140842) filed on April 2, 2009

Exhibit No.	Description	Method of Filing
10.6

Guaranty and Suretyship Agreement made by The New York Times Company (“NYTC”), and The New York Times Sales Company (“NYT Sales”), (NYTC and NYT Sales, collectively the “Guarantor”), to 620 Eighth NYT (NY) Limited Partnership (“Landlord”), dated March 6, 2009

Incorporated by reference to Exhibit 10.12 to Registration Statement on Form S-11 (No. 333-140842) filed on April 2, 2009

10.7	Assignment and Assumption of Sublease by and between NYT Real Estate Company LLC and 620 Eighth NYT (NY) Limited Partnership, dated March 6, 2009	Incorporated by reference to Exhibit 10.13 to Registration Statement on Form S-11 (No. 333-140842) filed on April 2, 2009

10.8

Wrap-Around Mortgage, Assignment of Rents, Security Agreement and Fixture Filing among NYT Real Estate Company LLC and New York State Urban Development Corporation, D/B/A Empire State Development Corporation and 620 Eighth NYT (NY) Limited Partnership, dated March 6, 2009

Incorporated by reference to Exhibit 10.14 to Registration Statement on Form S-11 (No. 333-140842) filed on April 2, 2009

10.9

Loan Agreement Dated as of August 31, 2009 by and between 620 Eighth NYT (NY) Limited Partnership and 620 Eighth Lender NYT (NY) Limited Partnership as Borrower and Bank of China, New York Branch as Lender

Incorporated by reference to Exhibit 10.1 to Form 8-K/A filed on November 4, 2009

10.10	Dealer Manager Agreement by and between Corporate Property Associates 17 – Global Incorporated and Carey Financial, LLC, dated April 7, 2011	Filed herewith

21.1	List of Registrant Subsidiaries	Filed herewith

23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

Exhibit No.	Description	Method of Filing
101

The following materials from Corporate Property Associates 17 – Global Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2012 and 2011, (ii) Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010, (iv) Consolidated Statements of Equity for the years ended December 31, 2012, 2011 and 2010, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010, (vi) Notes to Consolidated Financial Statements, (vii) Schedule III - Real Estate and Accumulated Depreciation, (viii) Notes to Schedule III, (ix) Schedule IV - Mortgage Loans and Real Estate and (x) Notes to Schedule IV. *

Filed herewith

___________

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.