Form 10-Q
period 2013-03-31
Corporate Property Associates 17 - Global INC
filed 2013-05-10
CIK 1390213

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑                                               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Registrant has 311,808,729 shares of common stock, $0.001 par value, outstanding at May 6, 2013.

Forward-Looking Statements

This Quarterly Report on Form 10-Q (the “Report”), including Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in Item 2 of Part I of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties and other factors that may materially affect our future results, performance, achievements or transactions. Information on factors which could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the Securities and Exchange Commission (the “SEC”), including but not limited to those described in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the SEC on March 8, 2013 (the “2012 Annual Report”). We do not undertake to revise or update any forward-looking statements.

Additionally, a description of our critical accounting estimates is included in the MD&A section of our 2012 Annual Report. There has been no significant change in our critical accounting estimates. All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements of the registrant in Part I, Item 1, Financial Statements (Unaudited).

CPA®:17 – Global 3/31/2013 10-Q — 1

PART I

Item 1. Financial Statements

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share and per share amounts)

	March 31, 2013	December 31, 2012
Assets
Investments in real estate:
Real estate, at cost (inclusive of amounts attributable to consolidated variable interest entities (“VIEs”) of $159,346 and $133,472, respectively)	$2,138,923	$2,105,772
Operating real estate, at cost	257,853	254,805
Accumulated depreciation (inclusive of amounts attributable to consolidated VIEs of $5,181 and $3,801, respectively)	(97,815)	(85,002)
Net investments in properties	2,298,961	2,275,575
Real estate under construction (inclusive of amounts attributable to consolidated VIEs of $9,926 and $12,629, respectively)	60,883	71,285
Net investments in direct financing leases (inclusive of amounts attributable to consolidated VIEs of $242,704 and $242,175, respectively)	474,018	475,872
Equity investments in real estate	279,289	275,133
Net investments in real estate	3,113,151	3,097,865
Notes receivable	40,000	40,000
Cash and cash equivalents (inclusive of amounts attributable to consolidated VIEs of $1,184 and $1,529, respectively)	690,439	652,330
In-place lease intangible assets, net (inclusive of amounts attributable to consolidated VIEs of $17,982 and $6,040, respectively)	416,196	423,084
Other intangible assets, net	75,586	78,239
Other assets, net (inclusive of amounts attributable to consolidated VIEs of $15,838 and $14,780, respectively)	128,261	124,781
Total assets	$4,463,633	$4,416,299

Liabilities and Equity
Liabilities:
Non-recourse debt (inclusive of amounts attributable to consolidated VIEs of $148,066 and $123,413, respectively)	$1,704,986	$1,633,452
Accounts payable, accrued expenses and other liabilities (inclusive of amounts attributable to consolidated VIEs of $2,774 and $2,249, respectively)	74,152	74,384
Prepaid and deferred rental income and security deposits (inclusive of amounts attributable to consolidated VIEs of $5,213 and $5,710, respectively)	122,487	118,017
Due to affiliates	24,986	29,527
Distributions payable	50,207	46,412
Total liabilities	1,976,818	1,901,792
Commitments and contingencies (Note 11)

Equity:
CPA®:17 – Global stockholders’ equity:
Preferred stock, $0.001 par value; 50,000,000 shares authorized; none issued	-	-
Common stock, $0.001 par value; 900,000,000 shares authorized; 313,448,326 and 310,548,664 shares issued and outstanding, respectively	313	310
Additional paid-in capital	2,814,249	2,786,855
Distributions in excess of accumulated earnings	(312,610)	(277,224)
Accumulated other comprehensive loss	(50,261)	(35,366)
Less, treasury stock at cost, 4,196,724 and 3,645,644 shares, respectively	(39,507)	(34,293)
Total CPA®:17 – Global stockholders’ equity	2,412,184	2,440,282
Noncontrolling interests	74,631	74,225
Total equity	2,486,815	2,514,507
Total liabilities and equity	$4,463,633	$4,416,299

See Notes to Consolidated Financial Statements.

CPA®:17 – Global 3/31/2013 10-Q — 2

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2013	2012
Revenues
Rental income	$55,420	$39,852
Interest income from direct financing leases	13,358	13,874
Lease revenues	68,778	53,726
Other operating income	4,552	924
Other interest income	1,375	1,391
Other real estate income	13,153	9,763
	87,858	65,804
Operating Expenses
Depreciation and amortization	23,008	14,728
General and administrative	6,603	3,722
Property expenses	10,972	6,811
Other real estate expenses	8,871	6,071
Impairment charges	-	2,019
	49,454	33,351
Other Income and Expenses
Net income from equity investments in real estate	1,133	379
Other income and (expenses)	5,367	465
Interest expense	(21,909)	(17,116)
	(15,409)	(16,272)
Income from continuing operations before income taxes	22,995	16,181
Provision for income taxes	(887)	(246)
Income from continuing operations	22,108	15,935
Income from discontinued operations	-	828
Net Income	22,108	16,763
Less: Net income attributable to noncontrolling interests (inclusive of Available Cash Distributions to advisor of $4,277 and $2,693, respectively)	(7,286)	(5,640)
Net Income Attributable to CPA®:17 – Global Stockholders	$14,822	$11,123

Earnings Per Share
Income from continuing operations attributable to CPA®:17 – Global stockholders	$0.05	$0.05
Income from discontinued operations attributable to CPA®:17 – Global stockholders	-	-
Net income attributable to CPA®:17 – Global stockholders	$0.05	$0.05

Weighted Average Shares Outstanding	308,970,203	215,976,545

Amounts Attributable to CPA®:17 – Global Stockholders
Income from continuing operations, net of tax	$14,822	$10,295
Income from discontinued operations, net of tax	-	828
Net income attributable to CPA®:17 – Global stockholders	$14,822	$11,123

Distributions Declared Per Share	$0.1625	$0.1625

See Notes to Consolidated Financial Statements.

CPA®:17 – Global 3/31/2013 10-Q — 3

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2013	2012
Net Income	$22,108	$16,763
Other Comprehensive (Loss) Income:
Foreign currency translation adjustments	(25,476)	20,334
Unrealized gain (loss) on derivative instruments	10,319	(5,590)
Change in unrealized appreciation on marketable securities	24	-
	(15,133)	14,744
Comprehensive Income	6,975	31,507

Amounts Attributable to Noncontrolling Interests:
Net income	(7,286)	(5,640)
Foreign currency translation adjustments	358	(294)
Change in unrealized gain on derivative instrument	(120)	(61)
Comprehensive income attributable to noncontrolling interests	(7,048)	(5,995)

Comprehensive (Loss) Income Attributable to CPA®:17 – Global Stockholders	$(73)	$25,512

See Notes to Consolidated Financial Statements.

CPA®:17 – Global 3/31/2013 10-Q — 4

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

For the Three Months Ended March 31, 2013 and the Year Ended December 31, 2012

(in thousands, except share and per share amounts)

		CPA®:17 – Global Stockholders
				Distributions	Accumulated		Total
	Total		Additional	in Excess of	Other		CPA®:17 –
	Outstanding	Common	Paid-In	Accumulated	Comprehensive	Treasury	Global	Noncontrolling
	Shares	Stock	Capital	Earnings	Loss	Stock	Stockholders	Interests	Total

Balance at January 1, 2012	206,148,818	$208	$1,863,227	$(157,062)	$(32,601)	$(17,104)	$1,656,668	$70,791	$1,727,459
Shares issued, net of offering costs	100,529,436	100	903,129				903,229		903,229
Shares issued to affiliates	2,043,451	2	20,499				20,501		20,501
Contributions from noncontrolling interests							-	762	762
Distributions declared ($0.6500 per share)				(161,773)			(161,773)		(161,773)
Distributions to noncontrolling interests							-	(24,427)	(24,427)
Net income				41,611			41,611	26,542	68,153
Other comprehensive loss:
Foreign currency translation adjustments					13,323		13,323	192	13,515
Change in unrealized loss on derivative instruments					(17,123)		(17,123)	365	(16,758)
Change in unrealized appreciation on marketable securities					1,035		1,035		1,035
Repurchase of shares	(1,818,685)					(17,189)	(17,189)		(17,189)
Balance at December 31, 2012	306,903,020	310	2,786,855	(277,224)	(35,366)	(34,293)	2,440,282	74,225	2,514,507
Shares issued, net of offering costs	2,434,838	3	22,746				22,749		22,749
Shares issued to affiliates	464,824		4,648				4,648		4,648
Distributions declared ($0.1625 per share)				(50,208)			(50,208)		(50,208)
Distributions to noncontrolling interests							-	(6,642)	(6,642)
Net income				14,822			14,822	7,286	22,108
Other comprehensive (loss) income:
Foreign currency translation adjustments					(25,118)		(25,118)	(358)	(25,476)
Change in unrealized (loss) gain on derivative instruments					10,199		10,199	120	10,319
Change in unrealized appreciation on marketable securities					24		24		24
Repurchase of shares	(551,080)					(5,214)	(5,214)		(5,214)
Balance at March 31, 2013	309,251,602	$313	$2,814,249	$(312,610)	$(50,261)	$(39,507)	$2,412,184	$74,631	$2,486,815

See Notes to Consolidated Financial Statements.

CPA®:17 – Global 3/31/2013 10-Q — 5

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2013	2012
Cash Flows — Operating Activities
Net income	$22,108	$16,763
Adjustments to net income:
Depreciation and amortization, including intangible assets and deferred financing costs	23,761	15,321
Loss from equity investments in real estate in excess of distributions received	1,332	1,328
Issuance of shares to affiliate in satisfaction of fees due	4,648	5,808
Gain on sale of real estate	-	(740)
Unrealized (gain) loss on derivatives and others	(1,028)	158
Realized (gain) loss on foreign currency transactions and others	(1,555)	241
Straight-line rent adjustment, amortization of rent-related intangibles, and others	(5,412)	(3,386)
Impairment charges	-	2,019
Decrease in accounts receivable and prepaid expenses	3,674	101
Increase in accounts payable and accrued expenses	3,248	1,620
Increase in prepaid and deferred rental income	482	495
Increase (decrease) in due to affiliates	2,280	(488)
Net changes in other operating assets and liabilities	(464)	808
Net Cash Provided by Operating Activities	53,074	40,048

Cash Flows — Investing Activities
Distributions received from equity investments in real estate in excess of equity income	1,606	2,773
Acquisitions of real estate and direct financing leases	(48,643)	(182,158)
Capital contributions to equity investments in real estate	(10,385)	-
Value added taxes (“VAT”) paid in connection with acquisition of real estate	(2,936)	-
VAT refunded in connection with acquisitions of real estate	-	2,295
Proceeds from sale of real estate	-	12,656
Funds placed in escrow	(3,824)	(1,617)
Funds released from escrow	7,957	1,432
Payment of deferred acquisition fees to an affiliate	(6,046)	(4,760)
Net Cash Used in Investing Activities	(62,271)	(169,379)

Cash Flows — Financing Activities
Distributions paid	(46,413)	(32,287)
Contributions from noncontrolling interests	-	172
Distributions to noncontrolling interests	(6,642)	(5,053)
Scheduled payments of mortgage principal	(4,912)	(3,911)
Proceeds from mortgage financing	93,594	133,075
Funds released from escrow	(3,667)	(539)
(Payment) refund of financing costs and mortgage deposits, net of deposits refunded and paid	(1,091)	3,115
Proceeds from issuance of shares, net of issuance costs	24,053	172,046
Purchase of treasury stock	(5,214)	-
Net Cash Provided by Financing Activities	49,708	266,618

Change in Cash and Cash Equivalents During the Period
Effect of exchange rate changes on cash	(2,402)	1,359
Net increase in cash and cash equivalents	38,109	138,646
Cash and cash equivalents, beginning of period	652,330	180,726
Cash and cash equivalents, end of period	$690,439	$319,372

(Continued)

CPA®:17 – Global 3/31/2013 10-Q — 6

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Continued)

Supplemental non-cash investing and financing activities:

The cost basis of real estate investments acquired during the three months ended March 31, 2013 and 2012, including equity investments in real estate and build-to-suit projects, also included deferred acquisition fees payable, deferred rent and other accrued liabilities of $8.2 million and $3.4 million, respectively (Note 3, Note 4).

During the three months ended March 31, 2013, we did not have asset retirement obligations for the removal of asbestos and environmental waste. During the three months ended March 31, 2012, we recorded asset retirement obligations for the removal of asbestos and environmental waste of $1.2 million (Note 4).

During the first quarter of 2013, we declared distributions totaling $50.2 million, which were paid on April 15, 2013.

See Notes to Consolidated Financial Statements.

CPA®:17 – Global 3/31/2013 10-Q — 7

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Organization and Offering

Organization

Corporate Property Associates 17 – Global Incorporated (“CPA®:17 – Global” and, together with its consolidated subsidiaries and predecessors, “we”, “us” or “our”) is a publicly owned, non-listed real estate investment trust (“REIT”) that invests primarily in commercial properties leased to companies domestically and internationally. We were formed in 2007 and are managed by W. P. Carey Inc. (“WPC”) and its subsidiaries (collectively, the “advisor”). As a REIT, we are not subject to United States (“U.S.”) federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions and other factors. We earn revenue principally by leasing the properties we own to single corporate tenants, primarily on a triple-net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation primarily because of the timing of new lease transactions, lease terminations, lease expirations, contractual rent adjustments, tenant defaults, sales of properties and changes in foreign currency exchange rates, if any.

Substantially all of our assets and liabilities are held by CPA®:17 Limited Partnership (the “Operating Partnership”) and at March 31, 2013, we owned 99.985% of the general and limited partnership interests in the Operating Partnership. The remaining 0.015% interest in the Operating Partnership is held by a subsidiary of WPC.

At March 31, 2013, our portfolio was comprised of our full or partial ownership interests in 338 fully-occupied properties, substantially all of which were triple-net leased to 82 tenants, and totaled approximately 32 million square feet. In addition, we own 59 self-storage properties and retain a fee interest in a hotel property for an aggregate of approximately 4 million square feet.

Public Offerings

We issued approximately 289,000,000 shares of our common stock and raised aggregate gross proceeds of approximately $2.9 billion from our initial public offering, which ended in April 2011, and our follow-on offering, which closed on January 31, 2013. Through March 31, 2013, we have issued 20,050,275 shares ($190.5 million) through our distribution reinvestment and stock purchase plan (“DRIP”). We repurchased 4,196,724 shares ($39.5 million) of our common stock under our redemption plan from inception through March 31, 2013.

We intend to continue to use the remaining net proceeds of the follow-on offering to acquire, own and manage a portfolio of commercial properties leased to a diversified group of companies primarily on a single tenant net lease basis.

In January 2013, we amended our articles of incorporation to increase the number of shares authorized to 950,000,000 consisting of 900,000,000 shares of common stock, $0.001 par value per share, and 50,000,000 shares of preferred stock, $0.001 par value per share. In January 2013, we also filed a registration statement on Form S-3 (File No. 333-186182) with the SEC regarding 200,000,000 shares of our common stock to be offered through our DRIP.

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

In the opinion of management, the unaudited financial information for the interim periods presented in this Report reflects all normal and recurring adjustments necessary for a fair statement of results of operations, financial position and cash flows. Our interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2012, which are included in the 2012 Annual Report, as certain disclosures that would substantially duplicate those contained in the audited consolidated financial statements have not been included in this Report. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in our consolidated financial statements and the accompanying notes.

CPA®:17 – Global 3/31/2013 10-Q — 8

Notes to Consolidated Financial Statements

Actual results could differ from those estimates. The unaudited consolidated financial statements included in this Report have been retrospectively adjusted to reflect the disposition (or planned disposition) of certain properties as discontinued operations for all periods presented.

Basis of Consolidation

Our consolidated financial statements reflect all of our accounts, including those of our majority-owned and/or controlled subsidiaries and our tenancy-in-common interests as described below. The portion of equity in a consolidated subsidiary that is not attributable, directly or indirectly, to us is presented as noncontrolling interests. All significant intercompany accounts and transactions have been eliminated.

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

Additionally, we own interests in single-tenant net leased properties leased to companies through noncontrolling interests in partnerships and limited liability companies that we do not control but over which we exercise significant influence. We account for these investments under the equity method of accounting. At times, the carrying value of our equity investments may fall below zero for certain investments. We intend to fund our share of the jointly-owned investments’ future operating deficits should the need arise. However, we have no legal obligation to pay for any of the liabilities of such investments nor do we have any legal obligation to fund operating deficits.

We apply accounting guidance for consolidation of VIEs to certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Fixed price purchase and renewal options within a lease as well as certain decision-making rights within a loan can cause us to consider an entity a VIE. During the three months ended March 31, 2013, we identified one new VIE related to an investment where the lease included a fixed-rent renewal option.

Information about International Geographic Areas

At the end of the reporting period, our international investments were comprised of investments primarily in Asia and in Europe. Foreign currency exposure and risk management are discussed in Note 9. The following tables present information about these investments (in thousands):

	Three Months Ended March 31,
	2013	2012
Lease revenues	$24,301	$20,872
Income from continuing operations before income taxes	10,298	8,647
Net income	9,488	8,131

	March 31, 2013	December 31, 2012
Net investments in real estate	$1,201,738	$1,243,521

New Accounting Requirements

The following Accounting Standards Updates (“ASUs”) promulgated by Financial Accounting Standards Board (“FASB”) are applicable to us as indicated:

ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities — In January 2013, the FASB issued an update to ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. ASU 2013-01 clarifies that the scope of ASU 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Sections 210-20-45 or Section 815-10-45 or subject to an enforceable master netting or similar arrangement. These amendments did not have a significant impact on our financial position or results of operations and are applicable to us for our interim and annual reports beginning in 2013 and shall be applied retrospectively.

CPA®:17 – Global 3/31/2013 10-Q — 9

Notes to Consolidated Financial Statements

ASU 2013-02, Other Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income — In February 2013, the FASB issued ASU 2013-02 requiring entities to disclose additional information about items reclassified out of accumulated other comprehensive income. This ASU impacts the form of our disclosures only, is applicable to us for our interim and annual reports beginning in 2013. The related additional disclosures are located in Note 12.

ASU 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date, a consensus of the FASB Emerging Issues Task Force — In February 2013, the FASB issued ASU 2013-04, which requires entities to measure obligations resulting from joint and several liability arrangements (in our case, tenancy-in-common arrangements, Note 6) for which the total amount of the obligation is fixed as the sum of the amount the entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. This ASU is applicable to us for our interim and annual reports beginning in 2014, shall be applied retrospectively, and is not expected to have a significant impact on our financial position or results of operations for any of the periods presented.

CPA®:17 – Global 3/31/2013 10-Q — 10

Notes to Consolidated Financial Statements

Note 3. Agreements and Transactions with Related Parties

Transactions with the Advisor

We have an advisory agreement with the advisor whereby the advisor performs certain services for us under a fee arrangement. On September 28, 2012, following the merger between our advisor and our affiliate, Corporate Property Associates 15 Incorporated, we entered into an amended and restated advisory agreement, which is scheduled to renew annually. As amended, the advisory agreement provides for the allocation of the advisor’s personnel expenses on the basis of our trailing four quarters of reported revenues and those of WPC and the other publicly-owned, non-listed REITs, which are managed by our advisor under the Corporate Property Associates brand name, and Carey Watermark Investors Incorporated (together, the “Managed REITs”) rather than on an allocation of time charges incurred by the advisor’s personnel on behalf of the Managed REITs. The fee structure related to asset management fees, initial acquisition fees, subordinated acquisition fees and subordinated disposition fees remains unchanged, and the advisor remains entitled to 10% of the available cash of the Operating Partnership (the “Available Cash Distribution”), as described below. We also have certain agreements with affiliates regarding jointly-owned investments. In addition, we reimbursed the advisor for organization and offering costs incurred in connection with our offering through its closing on January 31, 2013 and for certain administrative duties performed on our behalf. The following tables present a summary of fees we paid and expenses we reimbursed to the advisor in accordance with the advisory agreement (in thousands):

	Three Months Ended March 31,
	2013	2012
Amounts Included in the Consolidated Statements of Income:
Asset management fees	$5,111	$4,553
Available Cash Distribution	4,277	2,693
Personnel reimbursements	2,639	938
Office rent reimbursements	218	157
	$12,245	$8,341

Other Transaction Fees Incurred:
Current acquisition fees	$1,762	$4,204
Deferred acquisition fees	1,183	3,433
	$2,945	$7,637

	March 31, 2013	December 31, 2012
Unpaid Transaction Fees:
Deferred acquisition fees	$19,824	$26,246
Subordinated disposition fees	202	202
	$20,026	$26,448

Asset Management Fees and Available Cash Distribution

We pay the advisor asset management fees ranging from 0.5% per annum of average market value for long-term net leases and certain other types of real estate investments to 1.75% per annum of average equity value for certain types of securities. The asset management fees are payable in cash or shares of our common stock at the option of the advisor. If the advisor elects to receive all or a portion of its fees in shares, the number of shares issued is determined by dividing the dollar amount of fees by our most recently published net asset value per share (“NAV”) or, if an NAV has not yet been published as currently is the case, $10.00 per share, which was the price at which our shares were sold in our recently completed public offering. For both 2013 and 2012, the advisor elected to receive its asset management fees in shares of our common stock. At March 31, 2013, the advisor owned 4,418,143 shares (1.4%) of our common stock. We also pay the advisor, depending on the type of investments we own, up to 10% of available cash of the Operating Partnership, which is defined as cash generated from operations, excluding capital proceeds, as reduced by operating expenses and debt service, excluding prepayments and balloon payments. Asset management fees and Available Cash Distributions are included in Property expenses and Net income attributable to noncontrolling interests, respectively, in the consolidated financial statements.

CPA®:17 – Global 3/31/2013 10-Q — 11

Notes to Consolidated Financial Statements

Personnel and Office Rent Reimbursements

We reimburse the advisor for various expenses it incurs in the course of providing services to us. We reimburse certain third-party expenses paid by the advisor on our behalf, including property-specific costs, professional fees, office expenses and business development expenses. In addition, we reimburse the advisor for the allocated costs of personnel and overhead in managing our day-to-day operations, including accounting services, stockholder services, corporate management, and property management and operations. We do not reimburse the advisor for the cost of personnel if these personnel provide services for transactions for which the advisor receives a transaction fee, such as acquisitions, dispositions and refinancings. Personnel and office rent reimbursements are included in General and administrative expenses in the consolidated financial statements.

The advisor is obligated to reimburse us for the amount by which our operating expenses exceeds the “2%/25% guidelines” (the greater of 2% of average invested assets or 25% of net income) as defined in the advisory agreement for any 12-month period. If in any year our operating expenses exceed the 2%/25% guidelines, the advisor will have an obligation to reimburse us for such excess, subject to certain conditions. If our independent directors find that the excess expenses were justified based on any unusual and nonrecurring factors that they deem sufficient, the advisor may be paid in future years for the full amount or any portion of such excess expenses, but only to the extent that the reimbursement would not cause our operating expenses to exceed this limit in any such year. We record the reimbursement as a reduction of asset management fees at such time that a reimbursement is fixed, determinable and irrevocable. Our operating expenses have not exceeded the amount that would require the advisor to reimburse us.

Transaction Fees

We pay the advisor acquisition fees for structuring and negotiating investments and related mortgage financing on our behalf, a portion of which is payable upon acquisition of investments with the remainder subordinated to the achievement of a preferred return, a non-compounded cumulative distribution of 5% per annum (based initially on our invested capital). Acquisition fees payable to the advisor with respect to our long-term net lease investments is 4.5% of the total cost of those investments and is comprised of a current portion of 2.5%, typically paid when the investment is purchased, and a deferred portion of 2%, typically paid over three years. For certain types of non-long term net lease investments, initial acquisition fees may range from 0% to 1.75% of the equity invested plus the related acquisition fees, with no portion of the fee being deferred. During the three months ended March 31, 2013 and 2012, we made payments of deferred acquisition fees to the advisor totaling $6.0 million and $4.8 million, respectively. Unpaid installments of deferred acquisition fees are included in Due to affiliates in the consolidated financial statements.

The advisor may also receive subordinated disposition fees of up to 3% of the contract sales price of an investment for services provided in connection with a disposition; however, payment of such fees is subordinated to a preferred return.

Organization and Offering Expenses

Through the termination of our public offering on January 31, 2013, we incurred expenses in connection with the offering of our securities. These expenses were deducted from the gross proceeds of our offering. Total organization and offering expenses, including underwriting compensation, did not exceed 15% of the gross proceeds of our offering and our DRIP, consistent with applicable regulatory requirements. Under the terms of a sales agency agreement between Carey Financial LLC (“Carey Financial”), a wholly-owned subsidiary of our advisor, and us, Carey Financial received a selling commission of up to $0.65 per share sold and a dealer manager fee of up to $0.35 per share sold in our public offering. Carey Financial re-allowed all or a portion of selling commissions to selected dealers participating in the offering and re-allowed up to the full dealer manager fee to the selected dealers. Total underwriting compensation paid in connection with our offering, including selling commissions, the dealer manager fee, and reimbursements made by Carey Financial to selected dealers and investment advisors, did not exceed the limitations prescribed by Financial Industry Regulatory Authority, which limit underwriting compensation to 10% of gross offering proceeds. We also reimbursed Carey Financial up to an additional 0.5% of offering proceeds for bona fide due diligence expenses. We reimbursed the advisor or one of its affiliates for other organization and offering expenses (including, but not limited to, filing fees, legal, accounting, printing and escrow costs). The advisor agreed to be responsible for the payment of organization and offering expenses (excluding selling commissions and dealer manager fees) that exceed 4% of the gross offering proceeds.

The total costs paid by the advisor and its affiliates in connection with the organization and offering of our securities were $20.8 million from inception through January 31, 2013, of which $20.6 million had been reimbursed as of March 31, 2013. Unpaid costs are included in Due to affiliates in the consolidated financial statements. During the offering period, we accrued costs incurred in connection with the raising of capital as deferred offering costs. Upon receipt of offering proceeds and reimbursement to the advisor for costs incurred, we charged the deferred costs to equity.

CPA®:17 – Global 3/31/2013 10-Q — 12

Notes to Consolidated Financial Statements

Jointly-Owned Investments and Other Transactions with Affiliates

We share with our affiliates leased office space used for the administration of our operations. Rental, occupancy and leasehold improvement costs are allocated among us and our affiliates based on our respective gross revenues and are adjusted quarterly.

We own interests ranging from 12% to 85% in jointly-owned entities, with the remaining interests generally held by affiliates. We consolidate certain of these investments and account for the remainder under the equity method of accounting. We also own interests in jointly-controlled tenancy-in-common interests in properties, which we account for under the equity method of accounting.

Note 4. Net Investments in Properties and Real Estate Under Construction

Real Estate

Real estate, which consists of land and buildings leased to others under operating leases and are carried at cost, is summarized as follows (in thousands):

	March 31, 2013	December 31, 2012
Land	$489,977	$491,584
Buildings	1,648,946	1,614,188
Less: Accumulated depreciation	(88,158)	(77,245)
	$2,050,765	$2,028,527

Acquisitions

During the three months ended March 31, 2013, we entered into one domestic investment for a manufacturing and office facility, which was deemed to be a real estate asset acquisition, at a cost of $10.9 million, including net lease intangible assets of $1.8 million (Note 7) and acquisition-related costs and fees of $0.5 million, which were capitalized.

Additionally, we acquired a domestic entertainment complex, which was deemed to be a business combination, at a cost of $15.7 million, including land of $2.7 million, buildings of $12.7 million, and net lease intangible assets of $0.3 million (Note 7). We expensed acquisition-related costs and fees of $0.8 million, which are included in General and administrative expenses in the consolidated financial statements.

During this period, the U.S. dollar strengthened against the euro, as the end-of-period rate for the U.S. dollar in relation to the euro at March 31, 2013 decreased by 3.0% to $1.2821 from $1.3218 at December 31, 2012. The impact of this strengthening was a $28.8 million decrease in Real estate from December 31, 2012 to March 31, 2013.

Operating Real Estate

Operating real estate, which consists of our hotel and self-storage operations, at cost, is summarized as follows (in thousands):

	March 31, 2013	December 31, 2012
Land	$60,493	$60,493
Buildings	196,079	193,067
Furniture, fixtures, and equipment	1,281	1,245
Less: Accumulated depreciation	(9,657)	(7,757)
	$248,196	$247,048

Acquisitions of Operating Real Estate

During the three months ended March 31, 2013, we acquired one self-storage property for $2.8 million, including buildings of $2.3 million and lease intangible assets of $0.5 million (Note 7). As this acquisition was deemed to be a business combination, we expensed the acquisition-related costs of $0.1 million, which are included in General and administrative expenses in the consolidated financial statements.

CPA®:17 – Global 3/31/2013 10-Q — 13

Notes to Consolidated Financial Statements

Allocation of Purchase Price

For two investments we acquired during the three months ended March 31, 2013, as well as one acquired in December 2012, the purchase price was allocated to the assets acquired and liabilities assumed based upon their preliminary estimated fair values, which are based on the best estimates of management at each respective date of acquisition. We are still in the process of finalizing our assessment of the fair value of the assets acquired and liabilities assumed.

Real Estate Under Construction

Construction activity during the three months ended March 31, 2013 included five build-to-suit projects, of which three remained as open projects at March 31, 2013 and two were placed into service during the quarter. In connection with these five build-to-suit projects, we capitalized $24.0 million and placed assets totaling $35.4 million into service, which are now classified as Real estate, at cost. Additionally, we capitalized interest totaling $1.0 million. The aggregate unfunded commitments on the remaining open projects totaled approximately $108.9 million at March 31, 2013.

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

The following table provides a reconciliation of our asset retirement obligations, which are included in Accounts payable, accrued expenses and other liabilities on the consolidated balance sheets, for the periods presented (in thousands):

	Three Months Ended	Year Ended
	March 31, 2013	December 31, 2012
Balance - beginning of period	$19,194	$11,453
Additions	-	6,842
Accretion expense	190	572
Foreign currency translation adjustments and other	(5)	327
Balance - end of period	$19,379	$19,194

Note 5. Finance Receivables

Assets representing rights to receive money on demand or at fixed or determinable dates are referred to as finance receivables. Our finance receivable portfolios consist of our Net investments in direct financing leases and Notes receivable.

Notes Receivable

In December 2010, we provided financing of $40.0 million to China Alliance Properties Limited, a subsidiary of Shanghai Forte Land Co., Ltd (“Forte”). The financing was provided through a collateralized loan that is guaranteed by Forte’s parent company, Fosun International Limited, and has an interest rate of 11% and matures in December 2015. At both March 31, 2013 and December 31, 2012, the principal balance of the note receivable was $40.0 million.

Credit Quality of Finance Receivables

We generally seek investments in facilities that we believe are critical to each tenant’s business and that we believe have a low risk of tenant defaults. At both March 31, 2013 and December 31, 2012, none of the balances of our finance receivables were past due and we had not established any allowances for credit losses. Additionally, there have been no modifications of finance receivables during the three months ended March 31, 2013. We evaluate the credit quality of our tenant receivables utilizing an internal 5-point credit rating scale, with 1 representing the highest credit quality and 5 representing the lowest. The credit quality evaluation of our tenant receivables was last updated in the first quarter of 2013.

CPA®:17 – Global 3/31/2013 10-Q — 14

Notes to Consolidated Financial Statements

A summary of our finance receivables by internal credit quality rating for the periods presented is as follows (dollars in thousands):

	Number of Tenants at		Net Investments in Direct Financing Leases at
Internal Credit Quality Indicator	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
1	1	1	$2,242	$2,239
2	1	2	37,929	60,218
3	6	8	347,658	413,415
4	3	-	86,189	-
5	-	-	-	-
			$474,018	$475,872

At March 31, 2013 and December 31, 2012, Other assets, net included $1.9 million and $1.0 million, respectively, of accounts receivable related to amounts billed under these direct financing leases.

	Number of Obligors at		Notes Receivable at
Internal Credit Quality Indicator	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
1	-	-	$-	$-
2	-	-	-	-
3	1	1	40,000	40,000
4	-	-	-	-
5	-	-	-	-
			$40,000	$40,000

Note 6. Equity Investments in Real Estate

We own equity interests in single-tenant net leased properties that are generally leased to companies through noncontrolling interests (i) in partnerships and limited liability companies that we do not control but over which we exercise significant influence or (ii) as tenants-in-common subject to common control. Generally, the underlying investments are jointly-owned with affiliates. We account for these investments under the equity method of accounting (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus contributions and other adjustments required by equity method accounting, such as basis differences from other-than-temporary impairments). Investments in unconsolidated investments are required to be evaluated periodically. We compare an investment’s carrying value to its estimated fair value and recognize an impairment charge to the extent that the carrying value exceeds fair value and such decline is determined to be other than temporary. Additionally, we provide funding to developers for the acquisition, development and construction of real estate (“ADC Arrangement”). Under ADC Arrangements, we have provided two loans to third-party developers for the acquisition, development and construction of real estate projects, which we account for as equity investments.

CPA®:17 – Global 3/31/2013 10-Q — 15

Notes to Consolidated Financial Statements

The following table sets forth our ownership interests in our equity investments in real estate and their respective carrying values along with those ADC Arrangements that are recorded as equity investments (dollars in thousands):

	Ownership Interest	Carrying Value at
Lessee/Counterparty	at March 31, 2013	March 31, 2013	December 31, 2012
C1000 Logistiek Vastgoed B.V. (a) (b) (c)	85%	$80,013	$81,516
U-Haul Moving Partners, Inc. and Mercury Partners, LP (d) (e)	12%	27,805	28,019
BPS Parent, LLC	15%	26,402	26,253
Hellweg Die Profi-Baumärkte GmbH & Co. KG (a) (d) (e) (f)	33%	21,254	22,827
Berry Plastics Corporation (d) (g)	50%	18,294	18,529
Tesco plc (a) (d)	49%	16,760	17,487
Eroski Sociedad Cooperativa - Mallorca (a) (e)	30%	9,133	9,336
Dick’s Sporting Goods, Inc. (d)	45%	4,971	5,010
		204,632	208,977
Shelborne Property Associates, LLC (h) (i) (k)	N/A	72,361	63,896
IDL Wheel Tenant, LLC (h) (j) (k)	N/A	2,296	2,260
		$279,289	$275,133

__________

(a)         The carrying value of this investment is affected by the impact of fluctuations in the exchange rate of the euro.

(b)         This investment represents a tenancy-in-common interest, whereby the property is encumbered by debt for which we are jointly and severally liable. For this investment, the co-obligor is the advisor and the total amount due under the arrangement is approximately $90.4 million. Of this amount, $77.7 million represents the amount we agreed to pay and is included within the carrying value of this investment. The carrying value of this investment also includes the undepreciated cost of the related properties.

(c)          We received distributions of $1.4 million from this investment during the three months ended March 31, 2013.

(d)         This investment is jointly-owned with Corporate Property Associates 16 – Global Incorporated.

(e)          This investment is jointly-owned with WPC.

(f)           We received distributions of $0.9 million from this investment during the three months ended March 31, 2013.

(g)          We received distributions of $0.6 million from this investment during the three months ended March 31, 2013.

(h)         Represents a domestic ADC Arrangement that we account for under the equity method of accounting as the characteristics of the arrangement with the third-party developer are more similar to a jointly-owned investment or partnership rather than a loan.

(i)            We provided funding of $9.7 million to this investment during the three months ended March 31, 2013. At March 31, 2013, the unfunded balance on the loan was $55.0 million.

(j)            At March 31, 2013, the unfunded balance on the loan related to this investment was $48.2 million.

(k)         This investment is a VIE.

We recognized net income from equity investments in real estate of $1.1 million and $0.4 million for the three months ended March 31, 2013 and 2012, respectively. Net income from equity investments in real estate represents our proportionate share of the income or losses of these investments as well as certain depreciation and amortization adjustments related to other-than-temporary impairment charges and basis differentials from acquisitions of certain investments.

Note 7. Intangible Assets and Liabilities

In connection with our acquisition of properties through March 31, 2013, we have net lease intangibles that are being amortized over periods ranging from one year to 40 years. In-place lease intangibles are included in In-place lease intangible assets, net in the consolidated financial statements. Tenant relationship, above-market rent, and below-market ground lease intangibles are included in Other intangible assets, net in the consolidated financial statements. Below-market rent and above-market ground lease intangibles are included in Prepaid and deferred rental income in the consolidated financial statements.

CPA®:17 – Global 3/31/2013 10-Q — 16

Notes to Consolidated Financial Statements

In connection with our investment activity during the three months ended March 31, 2013, we have recorded intangibles as follows (in thousands):

	Weighted-Average Life	Amount (a)
Amortizable Intangible Assets
Lease intangibles:
In-place lease	15.0	$4,995
Total intangible assets		$4,995

Amortizable Below-Market Rent Intangible Liabilities
Below-market rent	14.4	$(2,237)
Above-market ground lease	3.3	(157)
Total intangible liabilities		$(2,394)

__________

(a)         Amounts are based upon the preliminary estimated fair values, which are based on the best estimates of management at the date of acquisition (Note 4).

Intangible assets and liabilities are summarized as follows (in thousands):

	March 31, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable Intangible Assets
Lease intangibles:
In-place lease	$469,059	$(52,863)	$416,196	$467,846	$(44,762)	$423,084
Other (a)	87,729	(12,143)	75,586	89,132	(10,893)	78,239
Total intangible assets	$556,788	$(65,006)	$491,782	$556,978	$(55,655)	$501,323

Amortizable Below-Market Rent Intangible Liabilities
Below-market rent	$(85,859)	$4,704	$(81,155)	$(84,130)	$3,675	$(80,455)
Above-market ground lease	(157)	-	(157)	-	-	-
Total intangible liabilities	$(86,016)	$4,704	$(81,312)	$(84,130)	$3,675	$(80,455)

__________

(a)         Includes tenant relationships, above-market rent and below-market ground lease.

Net amortization of intangibles, including the effect of foreign currency translation, was $8.9 million and $6.1 million for the three months ended March 31, 2013 and 2012, respectively. Amortization of below-market rent, above-market rent, below-market ground lease, and above-market ground lease intangibles is recorded as an adjustment to Lease revenues, while amortization of in-place lease and tenant relationship intangibles is included in Depreciation and amortization.

Based on the intangible assets and liabilities recorded at March 31, 2013, scheduled annual net amortization of intangibles for the remainder of 2013, each of the next four years following December 31, 2013, and thereafter is as follows (in thousands):

Years Ending December 31,	Total
2013 (remainder)	$24,801
2014	30,618
2015	28,582
2016	26,551
2017	25,812
Thereafter	274,106
Total	$410,470

CPA®:17 – Global 3/31/2013 10-Q — 17

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

Items Measured at Fair Value on a Recurring Basis

The methods and assumptions described below were used to estimate the fair value of each class of financial instrument.

Derivative Assets — Our derivative assets, which are included in Other assets, net in the consolidated financial statements, are comprised of interest rate cap, foreign currency forward contracts, and stock warrants (Note 9). The interest rate cap and foreign currency forward contracts were measured at fair value using readily observable market inputs, such as quotations on interest rates, and were classified as Level 2 as these instruments are custom, over-the-counter contracts with various bank counterparties that are not traded in the open market. The stock warrants were measured at fair value using internal valuation models that incorporate market inputs and our own assumptions about future cash flows. We classified these assets as Level 3 because these assets are not traded in an active market.

Derivative Liabilities — Our derivative liabilities, which are included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, are comprised of interest rate swaps, foreign currency forward contracts, and embedded derivatives (Note 9). These derivative instruments were measured at fair value using readily observable market inputs, such as quotations on interest rates. These derivative instruments were classified as Level 2 because they are custom, over-the-counter contracts with various bank counterparties that are not traded in an active market. The embedded derivatives were measured at fair value using internal valuation models that incorporate market inputs and our own assumptions about future cash flows. We classified these assets as Level 3 because these assets are not traded in an active market.

We did not have any transfers into or out of Level 1, Level 2 and Level 3 measurements during the three months ended March 31, 2013 and 2012. Gains and losses (realized and unrealized) included in earnings are reported in Other income and (expenses) in the consolidated financial statements.

Our other financial instruments had the following carrying values and fair values as of the dates shown (in thousands):

		March 31, 2013		December 31, 2012
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt (a)	3	$1,704,986	$1,744,702	$1,633,452	$1,674,019
Notes receivable (a)	3	40,000	43,630	40,000	43,957
CMBS (b)	3	2,096	3,560	2,075	2,980
Other securities (c)	3	8,301	12,889	8,301	10,800

__________

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

(b)         The carrying value of our commercial mortgage-backed securities (“CMBS”) represents historical cost, as we have deemed these securities to be held-to-maturity, and is inclusive of impairment charges recognized during 2012. There were no purchases, sales or impairment charges recognized during the three months ended March 31, 2013.

(c)          Reflects equity securities in a warehouse and logistics company.

We estimated that our remaining financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values at both March 31, 2013 and December 31, 2012.

CPA®:17 – Global 3/31/2013 10-Q — 18

Notes to Consolidated Financial Statements

Items Measured at Fair Value on a Non-Recurring Basis (Including Impairment Charges)

We periodically assess whether there are any indicators that the value of our real estate investments may be impaired or that their carrying value may not be recoverable. For investments in real estate for which an impairment indicator is identified, we follow a two-step process to determine whether the investment is impaired and to determine the amount of the charge. First, we compare the carrying value of the real estate to the future undiscounted net cash flows that we expect the real estate will generate, including any estimated proceeds from the eventual sale of the real estate. If this amount is less than the carrying value, the real estate is considered to be impaired, and we then measure the loss as the excess of the carrying value of the real estate over the estimated fair value of the real estate, which is primarily determined using market information such as recent comparable sales or broker quotes. If relevant market information is not available or is not deemed appropriate, we perform a future net cash flow analysis discounted for inherent risk associated with each investment. We determined that the significant inputs used to value these investments fall within Level 3. As a result of our assessments, we calculated impairment charges based on market conditions and assumptions that existed at the time. The valuation of real estate is subject to significant judgment and actual results may differ materially if market conditions or the underlying assumptions change.

The following table presents information about our assets that were measured on a fair value basis. All of the impairment charges were measured using unobservable inputs (Level 3) and were recorded based on market conditions and assumptions that existed at the time (in thousands):

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
	Total Fair Value	Total Impairment	Total Fair Value	Total Impairment
Impairment Charges from Continuing Operations	Measurements	Charges	Measurements	Charges
CMBS (a)	$-	$-	$-	$2,019

__________

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

Use of Derivative Financial Instruments

When we use derivative instruments, it is generally to reduce our exposure to fluctuations in interest rates and foreign currency exchange rate movements. We have not entered, and do not plan to enter, into financial instruments for trading or speculative purposes. In addition to derivative instruments that we entered into on our own behalf, we may also be a party to derivative instruments that are embedded in other contracts, and we may own common stock warrants, granted to us by lessees when structuring lease transactions, which are considered to be derivative instruments. The primary risks related to our use of derivative instruments include default by a counterparty to a hedging arrangement on its obligation and a downgrade in the credit quality of a counterparty to such an extent that our ability to sell or assign our side of the hedging transaction is impaired. While we seek to mitigate these risks by entering into hedging arrangements with counterparties that are large financial institutions that we deem to be creditworthy, it is possible that our hedging transactions, which are intended to limit losses, could adversely affect our earnings. Furthermore, if we terminate a hedging arrangement, we may be obligated to pay certain costs, such as transaction or breakage fees. We have established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities.

We measure derivative instruments at fair value and record them as assets or liabilities, depending on our rights or obligations under the applicable derivative contract. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. For a

CPA®:17 – Global 3/31/2013 10-Q — 19

Notes to Consolidated Financial Statements

derivative designated and that qualified as a cash flow hedge, the effective portion of the change in fair value of the derivative is recognized in Other comprehensive (loss) income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. For a derivative designated and that qualified as a net investment hedge, the effective portion of the change in the fair value and/or the net settlement of the derivative are reported in Other comprehensive (loss) income as part of the cumulative foreign currency translation adjustment. The ineffective portion of the change in fair value of the derivative is recognized directly in earnings. Amounts are reclassified out of Other comprehensive (loss) income into earnings when the hedged investment is either sold or substantially liquidated.

The following table sets forth certain information regarding our derivative instruments for the periods presented (in thousands):

		Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
	Balance Sheet Location	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Derivatives Designated as Hedging Instruments
Foreign currency forwards	Other assets, net	$8,707	$4,229	$-	$-
Foreign currency collars	Other assets, net	3,542	2,743	-	-
Interest rate cap	Other assets, net	-	1	-	-
Foreign currency forwards	Accounts payable, accrued expenses and other liabilities	-	-	(198)	(2,533)
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	-	-	(17,840)	(20,142)

Derivatives Not Designated as Hedging Instruments
Embedded derivatives (a)	Accounts payable, accrued expenses and other liabilities	-	-	(193)	(1,141)
Stock warrants (b)	Other assets, net	1,650	1,485	-	-
Foreign currency forward	Other assets, net	818	-	-	-
Total derivatives		$14,717	$8,458	$(18,231)	$(23,816)

__________

(a)         In connection with an ADC Arrangement with IDL Wheel Tenant, LLC, we agreed to fund a portion of the loan in euro and we locked the euro to U.S. dollar exchange rate at $1.278 to the developer at the time of the transaction (Note 6). This component of the loan is deemed to be an embedded derivative.

(b)         As part of the purchase of an interest in Hellweg Die Profi-Baumärkte GmbH & Co. KG (“Hellweg 2”) from Corporate Property Associates 14 Incorporated (“CPA®:14”) in May 2011, we acquired warrants from CPA®:14, which were granted by Hellweg 2 to CPA®:14. These warrants give us participation rights to any distributions made by Hellweg 2 and we are entitled to a cash distribution that equals a certain percentage of the liquidity event price of Hellweg 2, should a liquidity event occur.

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis on the balance sheet. At March 31, 2013, no cash collateral has been posted nor received for any of our derivative positions.

CPA®:17 – Global 3/31/2013 10-Q — 20

Notes to Consolidated Financial Statements

The following tables present the impact of derivative instruments on the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized in
	Other Comprehensive (Loss) Income on Derivatives (Effective Portion)
	Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationships	2013	2012
Foreign currency forward contract	$5,205	$(1,263)
Interest rate swaps	1,967	(694)
Foreign currency collars	1,017	(2,617)
Interest rate cap (a)	147	75
Put options	-	192

Derivatives in Net Investment Hedging Relationships (b)
Foreign currency contracts	1,863	(1,343)
Total	$10,199	$(5,650)

	Amount of Gain (Loss) Reclassified from
	Other Comprehensive (Loss) Income into Income (Effective Portion)
	Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationships	2013	2012
Foreign currency collars(c)	$417	$618
Foreign currency forwards(c)	288	138
Interest rate cap	(267)	(182)
Interest rate swaps	(674)	(706)
Total	$(236)	$(132)

__________

(a)         Includes gains attributable to noncontrolling interests of $0.1 million and less than $0.1 million for the three months ended March 31, 2013 and 2012, respectively.

(b)         The effective portion of the change in fair value and the settlement of these contracts are reported in the foreign currency translation adjustment section of Other comprehensive (loss) income until the underlying investment is sold, at which time we reclassify the gain or loss to earnings.

(c)          Gains (losses) reclassified from Other comprehensive (loss) income into income (loss) for contracts and collars that have matured are included in Other income and (expenses).

		Amount of Gain (Loss) Recognized in
		Income on Derivatives
	Location of Gain (Loss)	Three Months Ended March 31,
Derivatives Not in Cash Flow Hedging Relationships	Recognized in Income	2013	2012
Embedded derivatives	Other income and (expenses)	$948	$-
Foreign currency contracts	Other income and (expenses)	563	-
Interest rate swap (a)	Interest expense	103	(29)
Stock warrants	Other income and (expenses)	165	-
Total		$1,779	$(29)

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

CPA®:17 – Global 3/31/2013 10-Q — 21

Notes to Consolidated Financial Statements

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

The interest rate swaps and caps that we had outstanding on our consolidated investments at March 31, 2013 that were designated as cash flow hedges are summarized as follows (currency in thousands):

		Notional	Effective	Effective	Expiration	Fair Value at

Description	Type	Amount	Interest Rate	Date	Date	March 31, 2013 (a)
6-Month Euro Interbank Offered Rate (“Euribor”)	“Pay-fixed” swap	€164,250	4.2%	9/2011	9/2016	$(9,416)
3-Month Euribor	“Pay-fixed” swap	€12,750	8.5%	3/2013	3/2020	(212)
3-Month Euribor	“Pay-fixed” swap	€9,990	4.4%	2/2013	2/2018	(236)
3-Month Euribor	“Pay-fixed” swap	€5,814	5.8%	7/2010	11/2017	(572)
3-Month Euribor	“Pay-fixed” swap	€3,836	4.3%	6/2012	5/2017	(153)
3-Month London Interbank Offered Rate (“LIBOR”) (b)	Interest rate cap	$118,374	N/A	8/2009	8/2014	-
1-Month LIBOR	“Pay-fixed” swap	$92,400	3.9%	2/2012	2/2017	(2,466)
3-Month LIBOR	“Pay-fixed” swap	$25,689	6.6%	1/2010	12/2019	(3,563)
1-Month LIBOR	“Pay-fixed” swap	$19,941	4.8%	12/2012	12/2022	(182)
1-Month LIBOR	“Pay-fixed” swap	$9,000	5.0%	3/2012	3/2022	(341)
1-Month LIBOR	“Pay-fixed” swap	$4,429	4.6%	6/2012	7/2022	(70)
1-Month LIBOR	“Pay-fixed” swap	$4,270	4.8%	10/2012	11/2022	(54)
1-Month LIBOR	“Pay-fixed” swap	$4,097	6.0%	1/2011	1/2021	(507)
1-Month LIBOR	“Pay-fixed” swap	$1,593	4.8%	12/2011	12/2021	(68)
						$(17,840)

__________

(a)         Amounts are based on the exchange rate of the euro at March 31, 2013, as applicable.

(b)         The applicable interest rate of the related debt was 2.8%, which was below the interest rate of the cap of 4.0% at March 31, 2013. The notional amount and fair value of $53.3 million and less than $0.1 million, respectively, attributable to noncontrolling interests is included in this swap.

Foreign Currency Contracts

We are exposed to foreign currency exchange rate movements, primarily in the euro and, to a lesser extent, the British pound sterling and the Japanese yen. We manage foreign currency exchange rate movements by generally placing our debt service obligation on an investment in the same currency as the tenant’s rental obligation to us. This reduces our overall exposure to the net cash flow from that investment. However, we are subject to foreign currency exchange rate movements to the extent of the difference in the timing and amount of the rental obligation and the debt service. We may also face challenges with repatriating cash from our foreign investments. We may encounter instances where it is difficult to repatriate cash because of jurisdictional restrictions or because repatriating cash may result in current or future tax liabilities. Realized and unrealized gains and losses recognized in earnings related to foreign currency transactions are included in Other income and (expenses) in the consolidated financial statements.

In order to hedge certain of our foreign currency cash flow exposures, we enter into foreign currency forward contracts and collars. A foreign currency forward contract is a commitment to deliver a certain amount of currency at a certain price on a specific date in the future. By entering into forward contracts and holding them to maturity, we are locked into a future currency exchange rate for the term of the contract. A foreign currency collar consists of a written call option and a purchased put option to sell the foreign currency. These instruments lock the range in which the foreign currency exchange rate will fluctuate.

CPA®:17 – Global 3/31/2013 10-Q — 22

Notes to Consolidated Financial Statements

The following table presents the foreign currency derivative contracts we had outstanding and their designations at March 31, 2013 (currency in thousands, except strike price):

	Notional	Strike	Effective	Expiration	Fair Value at

Type	Amount	Price	Date	Date	March 31, 2013
Designated as Cash Flow Hedging Instruments
Collars	€30,365	$1.40 - 1.42	9/2011	6/2013 - 9/2014	$3,542
Forward contracts	€56,700	1.28 - 1.29	5/2012	12/2014 - 6/2017	(198)
Forward contracts	€45,000	1.39	7/2011	7/2013	4,745
Forward contracts	€24,628	1.34 - 1.35	9/2011	9/2013 - 3/2015	1,405
Forward contracts	€17,100	1.34	12/2012	9/2017 - 3/2018	525
Forward contracts	€11,342	1.34	1/2013	9/2015 - 3/2016	544
Forward contracts	¥1,002,834	.0122 - .0128	12/2012	6/2013 - 12/2017	1,488
Not Designated as a Hedging Instrument
Foreign currency forward contracts	¥610,129.0128		12/2012	12/2017	818
					$12,869

Other

Amounts reported in Other comprehensive (loss) income related to interest rate swaps will be reclassified to interest expense as interest payments are made on our variable-rate debt. Amounts reported in Other comprehensive (loss) income related to foreign currency contracts will be reclassified to Other income and (expenses) when the hedged foreign currency proceeds from foreign operations are repatriated to the U.S. At March 31, 2013, we estimate that an additional $7.6 million, inclusive of amounts attributable to noncontrolling interests of $0.6 million, and $3.5 million will be reclassified as interest expense and other income, respectively, during the next 12 months.

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of collateral received, if any. No collateral was received as of March 31, 2013. At March 31, 2013, our total credit exposure was $9.9 million, inclusive of noncontrolling interest, and the maximum exposure to any single counterparty was $6.5 million.

Some of the agreements we have with our derivative counterparties contain certain credit contingent provisions that could result in a declaration of default against us regarding our derivative obligations if we either default or are capable of being declared in default on certain of our indebtedness. At March 31, 2013, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives that were in a net liability position was $19.2 million and $23.0 million at March 31, 2013 and December 31, 2012, respectively, which included accrued interest and any adjustment for nonperformance risk. If we had breached any of these provisions at either March 31, 2013 or December 31, 2012, we could have been required to settle our obligations under these agreements at their aggregate termination value of $20.8 million or $25.1 million, respectively.

Portfolio Concentration Risk

Concentrations of credit risk arise when a group of tenants is engaged in similar business activities or is subject to similar economic risks or conditions that could cause them to default on their lease obligations to us. We regularly monitor our portfolio to assess potential concentrations of credit risk. While we believe our portfolio is reasonably well diversified, it does contain concentrations in excess of 10%, based on the percentage of our annualized contractual minimum base rent for the first quarter of 2013, in certain areas. There were no significant changes to our portfolio concentrations at March 31, 2013 as compared to December 31, 2012.

Note 10. Non-Recourse Debt

Non-Recourse Debt

Non-recourse debt consists of mortgage notes payable, which are collateralized by an assignment of real property and direct financing leases, with an aggregate carrying value of approximately $2.5 billion and $2.4 billion at March 31, 2013 and December 31, 2012, respectively. At March 31, 2013, our mortgage notes payable bore interest at fixed annual rates ranging from 2.0% to 8.0% and variable effective annual rates ranging from 2.8% to 8.5%, with maturity dates ranging from 2013 to 2038.

CPA®:17 – Global 3/31/2013 10-Q — 23

Notes to Consolidated Financial Statements

During the three months ended March 31, 2013, we obtained new non-recourse mortgage financing totaling $93.6 million with a weighted-average annual interest rate and term of 4.6% and 10.1 years, respectively. Of the total, $17.1 million related to investments acquired during 2013 and $76.5 million related to investments acquired during 2012.

Scheduled Debt Principal Payments

Scheduled debt principal payments during the remainder of 2013, each of the next four calendar years following December 31, 2013, and thereafter are as follows (in thousands):

Years Ending December 31,	Total
2013 (remainder)	$50,832
2014	37,136
2015	66,817
2016	287,607
2017	339,559
Thereafter through 2038	930,378
1,712,329
Unamortized discount, net (a)	(7,343)
Total	$1,704,986

__________

(a)         Represents the unamortized discount on three notes.

Certain amounts in the table above are based on the applicable foreign currency exchange rate at March 31, 2013. Additionally, due to the strengthening of the U.S. dollar relative to foreign currencies during the three months ended March 31, 2013, debt decreased by $17.5 million from December 31, 2012 to March 31, 2013.

Note 11. Commitments and Contingencies

At March 31, 2013, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations. See Note 4 for unfunded construction commitments.

CPA®:17 – Global 3/31/2013 10-Q — 24

Notes to Consolidated Financial Statements

Note 12. Equity

Reclassifications Out of Accumulated Other Comprehensive Loss

The following table presents a reconciliation of changes in accumulated other comprehensive loss by component (in thousands):

	Three Months Ended March 31, 2013

	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains and Losses on Marketable Securities	Foreign Currency Translation Adjustments	Total
Balance - beginning of period	$(25,888)	$(470)	$(9,008)	$(35,366)
Other comprehensive income (loss) before reclassifications	9,963	24	(25,118)	(15,131)
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	941	-	-	941
Other (income) and expense	(705)	-	-	(705)
Total	236	-	-	236
Net current-period Other comprehensive income (loss)	10,199	24	(25,118)	(14,895)
Balance - end of period	$(15,689)	$(446)	$(34,126)	$(50,261)

	Three Months Ended March 31, 2012

	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains and Losses on Marketable Securities	Foreign Currency Translation Adjustments	Total
Balance - beginning of period	$(8,765)	$(1,506)	$(22,330)	$(32,601)
Other comprehensive (loss) income before reclassifications	(5,783)	-	20,040	14,257
Amounts reclassified from accumulated other comprehensive income to:
Interest expense	888	-	-	888
Other (income) and expense	(756)	-	-	(756)
Total	132	-	-	132
Net current-period Other comprehensive (loss) income	(5,651)	-	20,040	14,389
Balance - end of period	$(14,416)	$(1,506)	$(2,290)	$(18,212)

CPA®:17 – Global 3/31/2013 10-Q — 25

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MD&A is intended to provide the reader with information that will assist in understanding our financial statements and the reasons for changes in certain key components of our financial statements from period to period. MD&A also provides the reader with our perspective on our financial position and liquidity, as well as certain other factors that may affect our future results. Our MD&A should be read in conjunction with our 2012 Annual Report.

Business Overview

As described in more detail in Item 1 in our 2012 Annual Report, we are a publicly owned, non-listed REIT that invests primarily in commercial properties leased to companies domestically and internationally. As opportunities arise, we also make other types of commercial real estate related investments. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions to our stockholders and other factors. We earn revenue principally by leasing the properties we own to single corporate tenants, primarily on a triple-net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, contractual rent adjustments, tenant defaults and sales of properties.

Financial and Operating Highlights

(In thousands)

	Three Months Ended March 31,
	2013	2012
Total revenues	$87,858	$65,804
Net income attributable to CPA®:17 – Global stockholders	14,822	11,123

Net cash provided by operating activities	53,074	40,048
Net cash used in investing activities	(62,271)	(169,379)
Net cash provided by financing activities	49,708	266,618

Cash distributions paid	46,413	32,287

Supplemental financial measure:
Modified funds from operations (a)	34,406	28,698

__________

(a)         We consider the performance metrics listed above, including Modified funds from operations (“MFFO”), a supplemental measure that is not defined by GAAP (“non-GAAP”), to be important measures in the evaluation of our results of operations and capital resources. We evaluate our results of operations with a primary focus on the ability to generate cash flow necessary to meet our objectives of funding distributions to stockholders. See Supplemental Financial Measures below for our definition of this non-GAAP measure and a reconciliation to its most directly comparable GAAP measure.

Total revenues, Net income attributable to CPA®:17 – Global stockholders, Net cash provided by operating activities, and MFFO supplemental measure all increased for the three months ended March 31, 2013 as compared to the same period in 2012, primarily reflecting our investment activity during 2013 and 2012.

Our daily cash distribution for the first quarter of 2013 was $0.0018055 per share, or $0.65 per share on an annualized basis, and was paid on April 15, 2013 to stockholders of record on each day during the first quarter.

Recent Developments

Closing of Our Follow-On Offering

On January 31, 2013, we closed our follow-on offering. We issued approximately 289.0 million shares of our common stock in our initial public offering (which ended in April 2011) and our follow-on offering in total, raising aggregate gross proceeds of approximately $2.9 billion. We plan to continue to offer shares under our DRIP beyond the termination of our follow-on offering.

CPA®:17 – Global 3/31/2013 10-Q — 26

Results of Operations

The following tables present other operating data that management finds useful in evaluating results of operations:

	March 31, 2013	December 31, 2012
Occupancy rate - leased properties	100%	100%
Number of leased properties (a)	338	335
Number of operating properties (b)	60	59

	Three Months Ended March 31,
	2013	2012
Acquisition volume - consolidated subsidiaries (in millions)	$68.3	$171.7
Financing obtained (in millions)	$93.6	$133.1
Funds raised (in millions) (c)	$1.3	$176.7
Average U.S. dollar/euro exchange rate (d)	$1.3209	$1.3110
U.S. Consumer Price Index (“CPI”) (e)	232.8	229.4

____________

(a)         These amounts reflect properties in which we had a full or partial ownership interest.

(b)         Operating properties comprise self-storage properties and one hotel, all of which are managed by third parties.

(c)         Reflects fund raised in our follow-on offering, which was terminated January 31, 2013.

(d)         The average conversion rate for the U.S. dollar in relation to the euro increased by approximately 0.8% during the three months ended March 31, 2013 in comparison to the same period in 2012, resulting in a positive impact on earnings for our euro-denominated investments in the current year period.

(e)          Most of our domestic lease agreements include contractual increases indexed to the change in the CPI.

CPA®:17 – Global 3/31/2013 10-Q — 27

The following table sets forth the net lease revenues (i.e., rental income and interest income from direct financing leases) that we earned from lease obligations through our direct ownership of real estate (in thousands):

	Three Months Ended March 31,
Lessee (Date Acquired or Placed in Service)	2013	2012
Metro Cash & Carry Italia S.p.A. (9/2011) (a)	$7,581	$7,384
The New York Times Company (3/2009) (b)	6,924	6,867
Agrokor d.d. (12/2012, 11/2011, 12/2010, 4/2010) (a)	6,112	4,773
General Parts Inc., Golden State Supply LLC, Straus-Frank Enterprises LLC, General Parts Distribution LLC and Worldpac Inc. (12/2010)	4,914	4,826
KBR, Inc. (11/2012)	4,005	-
Blue Cross and Blue Shield of Minnesota, Inc. (1/2012)	3,380	2,943
Eroski Sociedad Cooperativa (6/2010, 2/2010, 12/2009) (a)	2,677	2,600
Terminal Freezers, LLC (1/2011)	2,622	2,401
DTS Distribuidora de Television Digital SA (12/2010) (a)	2,296	2,230
Flanders Corporation (12/2011, 4/2011)	1,800	1,535
LifeTime Fitness, Inc. (9/2008)	1,678	1,697
RLJ-McLarty-Landers Automotive Holdings, LLC (9/2012)	1,431	-
Flint River Services, LLC (11/2010)	1,273	1,271
Angelica Corporation (3/2010)	1,269	1,266
Sabre Communications Corporation and Cellxion, LLC (2/2013, 6/2012, 3/2012, 6/2010, 8/2008)	1,150	737
Frontier Spinning Mills, Inc. (12/2008) (b)	1,141	1,126
Sun Products (9/2011)	1,125	1,125
McKesson Corporation (formerly US Oncology, Inc.) (12/2009)	1,047	1,047
Actebis Peacock GmbH (7/2008) (a)	1,013	998
JP Morgan Chase Bank, National Association and AT&T Wireless Services (5/2010)	1,007	990
Kronos Products, Inc. (1/2010)	983	968
Walgreens (3/2012)	847	-
Harbor Freight Tools, USA, Inc. (3/2011)	835	820
Wanbishi Archives Co. Ltd (12/2012)	822	-
Waldaschaff Automotive Nagold GmbH (6/2011, 8/2008) (a)	820	820
R.R. Donnelley & Sons Company (11/2012)	771	-
Laureate Education, Inc. (7/2008)	718	754
TDG Limited (5/2010, 4/2010)	706	722
Berry Plastics Corporation (4/2011, 3/2010)	704	681
Mori Seiki USA, Inc. (12/2009)	703	703
Other (a) (b)	6,424	2,442
	$68,778	$53,726

____________

(a)         Amounts are subject to fluctuations in foreign currency exchange rates. The average conversion rate for the U.S. dollar in relation to the euro increased by approximately 0.8% during the three months ended March 31, 2013 in comparison to the same period in 2012, resulting in a positive impact on lease revenues for our euro-denominated investments in the current year period.

(b)         These revenues are generated in consolidated investments, generally with our affiliates, and on a combined basis include revenues applicable to noncontrolling interests totaling $4.2 million and $4.1 million for the three months ended March 31, 2013 and 2012, respectively.

CPA®:17 – Global 3/31/2013 10-Q — 28

We recognize income from equity investments in real estate, of which lease revenues are a significant component. The following table sets forth the net lease revenues earned by these investments from both continuing and discontinued operations. Amounts provided are the total amounts attributable to the investments and do not represent our proportionate share (dollars in thousands):

	Ownership Interest	Three Months Ended March 31,
Lessee (Date Acquired)	at March 31, 2013	2013	2012
Hellweg Die Profi-Baumärkte GmbH & Co. KG (5/2011) (a)	33%	$8,952	$8,695
U-Haul Moving Partners, Inc. and Mercury Partners, LP (5/2011)	12%	8,122	8,122
C1000 Logistiek Vastgoed B.V. (1/2011) (a)	85%	3,777	3,651
Tesco plc (7/2009) (a)	49%	1,886	1,828
Berry Plastics Corporation (12/2007) (b)	50%	1,765	1,722
Dick’s Sporting Goods, Inc. (5/2011)	45%	835	821
Eroski Sociedad Cooperativa - Mallorca (6/2010) (a)	30%	767	762
		$26,104	$25,601

__________

(a)         Amounts are subject to fluctuations in foreign currency exchange rates. The average conversion rate for the U.S. dollar in relation to the euro during the three months ended March 31, 2013 increased by approximately 0.8% in comparison to the same period in 2012, resulting in a positive impact on lease revenues for our euro-denominated investments in the current year period.

(b)         We also consolidate an investment with one of our affiliates that leases another property to this lessee.

Lease Revenues

As of March 31, 2013, approximately 47.3% of our net leases, based on annualized contractual minimum base rent, provide for adjustments based on formulas indexed to changes in the CPI, or other similar indices for the jurisdiction in which the property is located, some of which have caps and/or floors. In addition, approximately 44.9% of our net leases on that same basis have fixed rent adjustments with contractual minimum base rent scheduled to increase by an average of 3.9% in the next 12 months. We own international investments and, therefore, lease revenues from these investments are subject to fluctuations in exchange rate movements in foreign currencies, primarily the euro.

During the three months ended March 31, 2013, we modified two existing leases with existing tenants to add approximately 1.0 million square feet of leased space at the same rental rate per square foot. The average rent for these leases was $3.23 per square foot. There were no tenant improvement allowances or concessions related to these leases.

During the three months ended March 31, 2012, we modified four leases totaling approximately 1.0 million square feet with existing tenants. The average new rent for these leases was $6.85 per square foot and the average former rent was $3.82 per square foot. There were no tenant improvement allowances or concessions related to these leases.

For the three months ended March 31, 2013 as compared to the same period in 2012, lease revenues increased by $15.1 million, primarily due to our investment activity during 2013 and 2012, which contributed revenues of $13.7 million, and scheduled rent increases at several properties, which contributed $0.9 million.

Other Operating Income

Other operating income generally consists of costs reimbursable by tenants and non-rent related revenues. To the extent a property is leased on a triple-net lease basis, reimbursable tenant costs are recorded as both income and property expense and, therefore, have no impact on net income. For the three months ended March 31, 2013 as compared to the same period in 2012, other operating income increased by $3.6 million, primarily due to increases of $2.7 million in reimbursable tenant costs as a result of our investment activity in 2013 and 2012.

Other Real Estate Operations

Other real estate operations represent the results of operations (revenues and operating expenses) of our hotel investment and 59 self-storage properties. For the three months ended March 31, 2013 as compared to the same period in 2012, Other real estate income

CPA®:17 – Global 3/31/2013 10-Q — 29

increased by $3.4 million and Other real estate expenses increased by $2.8 million. The increases were primarily due to the acquisition of one self-storage property during the first quarter of 2013 and a total of 14 self-storage properties during the second, third, and fourth quarters of 2012.

Depreciation and Amortization

For the three months ended March 31, 2013 as compared to the same period in 2012, depreciation and amortization increased by $8.3 million, as a result of investments we entered into during 2013 and 2012.

General and Administrative

For the three months ended March 31, 2013 as compared to the same period in 2012, general and administrative expense increased by $2.9 million, primarily due to increases of $1.7 million and $0.9 million in management expenses and acquisition-related fees, respectively. Management expenses increased primarily due to an amendment to our advisory agreement in 2012 related to the basis of allocating advisor personnel expenses amongst WPC and the Managed REITs from individual time records to trailing four quarters of reported revenues (Note 3). Management expenses include our reimbursements to the advisor for the allocated costs of personnel and overhead in providing management of our day-to-day operations, including accounting services, stockholder services, corporate management, and property management and operations. Acquisition-related fees reflect costs expensed related to several acquisitions during 2013 and 2012, which were accounted for as business combinations (Note 4).

Property Expenses

For the three months ended March 31, 2013 as compared to the same period in 2012, property expenses increased by $4.2 million, primarily due to increases in reimbursable tenant costs of $2.8 million as a result of investments we entered into in 2013 and 2012. In addition, asset management fees increased by $0.6 million, as a result of 2013 and 2012 investment volume, which increased the asset base from which the advisor earns a fee.

Impairment Charges

During the three months ended March 31, 2012, we incurred other-than-temporary impairment charges of $2.0 million to reduce the carrying values of three CMBS tranches to zero as a result of non-performance and the advisor’s assessment that the likelihood of receiving further interest payments or return of principal was remote. At March 31, 2013, the carrying value of our remaining CMBS securities was $2.1 million (Note 8).

Net Income from Equity Investments in Real Estate

Income from equity investments in real estate represents our proportionate share of net income or loss (revenue less expenses) from investments entered into with affiliates or third parties in which we have a noncontrolling interest but over which we exercise significant influence.

For the three months ended March 31, 2013 as compared to the same period in 2012, income from equity investments in real estate increased by $0.8 million. This increase was primarily due to an increase in income of $0.4 million on our investment in C1000 Logistiek Vastgoed B.V. as result of a decrease in interest expense due to the payoff on an existing mortgage loan during the first quarter of 2013 (Note 6) and income of $0.3 million related to our investment in BPS Parent, LLC, which we entered into during the fourth quarter of 2012.

Other Income and (Expenses)

Other income and (expenses) primarily consists of gains and losses on foreign currency transactions and derivative instruments. We and certain of our foreign consolidated subsidiaries have intercompany debt and/or advances that are not denominated in the investment’s functional currency. For intercompany transactions that are of a long-term investment nature, the gain or loss is recognized as a cumulative translation adjustment in Other comprehensive income or loss. We also recognize gains or losses on foreign currency transactions when we repatriate cash from our foreign investments. In addition, we have certain derivative instruments, including common stock warrants and foreign currency contracts that are not designated as hedging, for which realized and unrealized gains and losses are included in earnings. The timing and amount of such gains or losses cannot always be estimated and are subject to fluctuation.

CPA®:17 – Global 3/31/2013 10-Q — 30

For the three months ended March 31, 2013 compared to the same period in 2012, net Other income increased by $4.9 million, primarily due to an increase in realized foreign currency transaction gains of $1.8 million related to cash repatriation from our foreign investments during the first quarter of 2013 and an increase in net realized gains related to derivatives of $1.6 million.

Interest Expense

For the three months ended March 31, 2013 as compared to the same period in 2012, interest expense increased by $4.8 million, primarily as a result of mortgage financing obtained and assumed in connection with our investment activity during 2013 and 2012.

Income from Discontinued Operations

During the three months ended March 31, 2012, we recognized income from discontinued operations of $0.8 million, primarily due to a gain on the sale of properties of $0.7 million.

Net Income Attributable to Noncontrolling Interests

For the three months ended March 31, 2013 as compared to the same period in 2012, net income attributable to noncontrolling interests increased by $1.6 million, primarily due to an increase in cash distributions paid to the advisor as a result of our 2013 and 2012 investment activity. As discussed in Note 3 to the consolidated financial statements, the advisor owns a special general partner interest in our Operating Partnership entitling it to up to 10% of the available cash of our Operating Partnership.

Net Income Attributable to CPA®:17 – Global Stockholders

For the three months ended March 31, 2013 as compared to the same period in 2012, the resulting net income attributable to CPA®:17 – Global stockholders increased by $3.7 million.

Modified Funds from Operations (“MFFO”)

MFFO is a non-GAAP measure that we use to evaluate our business. For a definition of MFFO and a reconciliation to net income attributable to CPA®:17 – Global stockholders, see Supplemental Financial Measures below. For the three months ended March 31, 2013 as compared to the same period in 2012, MFFO increased by $5.7 million, primarily as a result of our investment activity during 2013 and 2012.

Financial Condition

Sources and Uses of Cash During the Period

We expect to continue to invest the proceeds of our follow-on offering in a diversified portfolio of income-producing commercial properties and other real estate related assets. We use the cash flow generated from our investments to meet our operating expenses, service debt and fund distributions to our stockholders. Our cash flows fluctuate period to period due to a number of factors, which may include, among other things, the timing of purchases and sales of real estate, the timing of the receipt of the proceeds from and the repayment of mortgage loans and receipt of lease revenues, the advisor’s annual election to receive fees in shares of our common stock or cash, the timing and characterization of distributions received from equity investments in real estate, the timing of payments of distributions of available cash to the advisor, and changes in foreign currency exchange rates. Despite these fluctuations, we believe our net leases and other real estate related assets will generate sufficient cash from operations and from equity distributions in excess of equity income in real estate to meet our normal recurring short-term and long-term liquidity needs. However, until we have fully invested the proceeds of our follow-on offering, we have used, and expect in the future to use, a portion of the offering proceeds to fund our operating activities and distributions to our stockholders (see Financing Activities below). We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the period are described below.

Operating Activities

Our cash flow provided by operating activities during the three months ended March 31, 2013 increased by $13.0 million compared to the same period in 2012. An amendment to the advisory agreement in 2012 changed the basis of allocating advisor personnel expenses amongst WPC and the Managed REITs from individual time records to trailing four quarters of reported revenues, which increased management expenses for the three months ended March 31, 2013 as compared to the same period in 2012. However, at March 31, 2013, we had not yet paid the advisor for expenses incurred during the three months then ended, resulting in the increase in Net cash

CPA®:17 – Global 3/31/2013 10-Q — 31

provided by operating activities for the three months ended March 31, 2013 as compared to the same period in 2012. During the three months ended March 31, 2013, we used cash flows provided by operating activities of $53.1 million primarily to fund cash distributions paid to our stockholders of $24.0 million, excluding $22.4 million in distributions that were reinvested in shares of our common stock by stockholders through our DRIP, and to pay distributions of $6.6 million to affiliates that hold noncontrolling interests in various entities with us. For 2013, the advisor elected to continue to receive its asset management fees in shares of our common stock and, as a result, during the three months ended March 31, 2013, we paid asset management fees of $4.6 million through the issuance of stock rather than in cash.

Investing Activities

Our investing activities are generally comprised of real estate-related transactions (purchases and sales), payment of deferred acquisition fees to the advisor and capitalized property-related costs. During the three months ended March 31, 2013, we used offering proceeds of $48.6 million primarily to acquire three investments and to fund construction costs on our build-to-suit projects (Note 4). We contributed $10.4 million to jointly-owned investments. We received $1.6 million in distributions from our equity investments in real estate in excess of cumulative equity in net income. Funds totaling $3.8 million and $8.0 million, respectively, were invested in and released from lender-held investment accounts. We paid VAT, totaling $2.9 million, in connection with several international investments and made payments of deferred acquisition fees to the advisor totaling $6.0 million.

Financing Activities

As noted above, during the three months ended March 31, 2013, we received $24.1 million in net proceeds from our follow-on public offering and $93.6 million in proceeds from mortgage financings related to 2013 and 2012 investment activity. We paid distributions to our stockholders and to affiliates that hold noncontrolling interests in various entities with us totaling $53.1 million. We made scheduled mortgage principal installments of $4.9 million and used $5.2 million to repurchase shares through our redemption plan, as described below.

Our objectives are to generate sufficient cash flow over time to provide our stockholders with increasing distributions and to seek investments with potential for capital appreciation throughout varying economic cycles. During the three months ended March 31, 2013, we declared distributions to our stockholders totaling $50.2 million, which were comprised of cash distributions of $25.9 million and $24.3 million of distributions reinvested by stockholders through the DRIP. We funded 100% of these distributions from Net cash provided by operating activities. In determining our distribution policy during the periods in which we are investing capital, we place primary emphasis on projections of cash flow from operations, together with equity distributions in excess of equity income in real estate, from our investments, rather than on historical results of operations (though these and other factors may be a part of our consideration). In setting a distribution rate, we thus focus primarily on expected returns from those investments we have already made, as well as our anticipated rate of future investment, to assess the sustainability of a particular distribution rate over time.

We maintain a quarterly redemption plan pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from stockholders seeking liquidity. During the three months ended March 31, 2013, we received requests to redeem 551,080 shares of our common stock pursuant to our redemption plan, all of which were redeemed in the same period, at a weighted-average price of $9.46 per share, which is net of redemption fees.

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

CPA®:17 – Global 3/31/2013 10-Q — 32

Summary of Financing

The table below summarizes our non-recourse debt (dollars in thousands):

	March 31, 2013	December 31, 2012
Carrying Value
Fixed rate	$1,139,580	$1,096,488
Variable rate (a)	565,406	536,964
Total	$1,704,986	$1,633,452

Percent of Total Debt
Fixed rate	67%	67%
Variable rate (a)	33%	33%
	100%	100%
Weighted-Average Interest Rate at End of Period
Fixed rate	5.4%	5.5%
Variable rate (a)	4.1%	4.0%

__________

(a)         Variable-rate debt at March 31, 2013 primarily consisted of (i) $415.7 million that was effectively converted to fixed-rate debt through interest rate swap derivative instruments and (ii) $118.3 million that was subject to an interest rate cap, but for which the applicable interest rate was below the interest rate of the cap at March 31, 2013.

Cash Resources

At March 31, 2013, our cash resources consisted of cash and cash equivalents totaling $690.4 million. Of this amount, $28.8 million, at then-current exchange rates, was held in foreign subsidiaries, but we could be subject to restrictions or significant costs should we decide to repatriate these amounts. We also had unleveraged properties that had an aggregate carrying value of $245.7 million at March 31, 2013, although there can be no assurance that we would be able to obtain financing for these properties. Our cash resources may be used for future investments and can be used for working capital needs and other commitments.

Cash Requirements

During the next 12 months, we expect that our cash payments will include acquiring new investments, paying distributions to our stockholders and to our affiliates that hold noncontrolling interests in entities we control and making scheduled mortgage loan principal payments, as well as other normal recurring operating expenses. Balloon payments on our consolidated mortgage loan obligations totaling $43.9 million are due during the next 12 months. Our advisor is actively seeking to refinance certain of these loans, although there can be no assurance that it will be able to do so on favorable terms, if at all.

We expect to fund future investments, any capital expenditures on existing properties, and scheduled debt maturities on mortgage loans through the use of our cash reserves and cash generated from operations.

CPA®:17 – Global 3/31/2013 10-Q — 33

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements and other contractual obligations at March 31, 2013 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Non-recourse debt — principal (a)	$1,712,329	$66,678	$94,051	$637,432	$914,168
Deferred acquisition fees — principal	19,824	12,636	7,188	-	-
Interest on borrowings and deferred acquisition fees	524,871	84,238	157,871	122,470	160,292
Subordinated disposition fees (b)	202	-	-	-	202
Capital commitments (c)	216,777	125,441	90,883	453	-
Operating and other lease commitments (d)	22,015	2,387	4,545	5,831	9,252
	$2,496,018	$291,380	$354,538	$766,186	$1,083,914

____________

(a)         Excludes $7.3 million of unamortized discount on three notes, which was included in Non-recourse debt at March 31, 2013.

(b)         Represents amounts that may be payable to the special general partner in connection with sales of assets if minimum stockholder returns are satisfied (Note 3). There can be no assurance as to whether or when these fees will be paid.

(c)       Capital commitments relate to three current build-to-suit projects, five build-to-suit projects that are in service, and two projects with other capital commitments. As of March 31, 2013, the total estimated construction costs were $464.2 million in the aggregate, of which $247.4 million had been completed at that date. Amounts are based on the exchange rate of the euro at March 31, 2013, as applicable.

(d)      Operating and other lease commitments consist of rental obligations under ground leases and our share of future minimum rents payable pursuant to our advisory agreement for the purpose of leasing office space used for the administration of real estate entities as well as future minimum rents payable under a lease executed in June 2010 (denominated in British pound sterling) in conjunction with an investment in the United Kingdom. Amounts are allocated among WPC and the Managed REITs based on gross revenues and are adjusted quarterly.

Amounts in the table above related to our foreign operations are based on the exchange rate of the local currencies at March 31, 2013, which consisted primarily of the euro. At March 31, 2013, we had no material capital lease obligations for which we were the lessee, either individually or in the aggregate.

Equity Investments

We have interests in unconsolidated investments that own single-tenant properties net leased to companies. Generally, the underlying investments are jointly-owned with our affiliates. At March 31, 2013, on a combined basis, these investments had total assets and third-party debt of approximately $1.1 billion and $0.7 billion, respectively. At that date, our pro rata share of their aggregate debt was $242.6 million. Cash requirements with respect to our share of these debt obligations are discussed above under Cash Requirements.

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

Funds from Operations (“FFO”) and Modified Funds from Operations (“MFFO”)

Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”), an industry trade group, has promulgated a measure known as FFO, which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT

CPA®:17 – Global 3/31/2013 10-Q — 34

industry as a supplemental performance measure. FFO is not equivalent to nor a substitute for net income or loss as determined under GAAP.

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

The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances and/or is requested or required by lessees for operational purposes in order to maintain the value disclosed. We believe that, since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative. Historical accounting for real estate involves the use of GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP. Nevertheless, we believe that the use of FFO, which excludes the impact of real estate-related depreciation and amortization as well as impairment charges of real estate-related assets, provides a more complete understanding of our performance to investors and to management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. In particular, we believe it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions, which can change over time. An asset will only be evaluated for impairment if certain impairment indications exist and if the carrying, or book value, exceeds the total estimated undiscounted future cash flows (including net rental and lease revenues, net proceeds on the sale of the property, and any other ancillary cash flows at a property or group level under GAAP) from such asset. Investors should note, however, that determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property, including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of FFO described above, investors are cautioned that, due to the fact that impairments are based on estimated future undiscounted cash flows and the relatively limited term of our operations, it could be difficult to recover any impairment charges. However, FFO and MFFO, as described below, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating the operating performance of the company. The method utilized to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP FFO and MFFO measures and the adjustments to GAAP in calculating FFO and MFFO.

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

CPA®:17 – Global 3/31/2013 10-Q — 35

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

CPA®:17 – Global 3/31/2013 10-Q — 36

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

MFFO has limitations as a performance measure in an offering such as ours, where the price of a share of common stock is a stated value and there is no estimated NAV determination during the offering stage and for a period thereafter. MFFO is useful in assisting management and investors in assessing the sustainability of operating performance in future operating periods, and in particular, after the offering and acquisition stages are complete and NAV is disclosed. MFFO is not a useful measure in evaluating NAV because impairments are taken into account in determining NAV but not in determining MFFO.

Neither the SEC, NAREIT nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, the SEC, NAREIT or another regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry and we would have to adjust our calculation and characterization of FFO or MFFO accordingly.

FFO and MFFO were as follows (in thousands):

	Three Months Ended March 31,

	2013	2012
Net income attributable to CPA®:17 – Global stockholders	$14,822	$11,123
Adjustments:
Depreciation and amortization of real property	22,296	14,193
Gain on sale of real estate	-	(740)
Proportionate share of adjustments to equity in net income of partially- owned entities to arrive at FFO:
Depreciation and amortization of real property	3,256	4,400
Proportionate share of adjustments for noncontrolling interests to arrive at FFO	(156)	(129)
Total adjustments	25,396	17,724
FFO — as defined by NAREIT	40,218	28,847
Adjustments:
Other non-real estate depreciation, amortization and non-cash charges	(1,638)	173
Straight-line and other rent adjustments (a)	(5,330)	(3,942)
Impairment charges (b)	-	2,019
Acquisition expenses (c)	1,738	718
Above- and below-market rent intangible lease amortization, net(d)	(108)	282
Amortization of premiums on debt investments, net	35	37
Realized gains on foreign currency, derivatives and other	(2,141)	(486)
Proportionate share of adjustments to equity in net income of partially- owned entities to arrive at MFFO:
Other non-real estate depreciation, amortization and non-cash charges	2	9
Straight-line and other rent adjustments (a)	2	(9)
Acquisition expenses (c)	1,251	64
Above- and below-market rent intangible lease amortization, net(d)	310	7
Proportionate share of adjustments for noncontrolling interests to arrive at MFFO	67	979
Total adjustments	(5,812)	(149)
MFFO	$34,406	$28,698

__________

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

CPA®:17 – Global 3/31/2013 10-Q — 37

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

(c)         In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to stockholders, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property.

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

CPA®:17 – Global 3/31/2013 10-Q — 38

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates and equity prices. The primary risks to which we are exposed are interest rate risk and foreign currency exchange risk. We are also exposed to further market risk as a result of concentrations of tenants in certain industries and/or geographic regions. Adverse market factors can affect the ability of tenants in a particular industry/region to meet their respective lease obligations. In order to manage this risk, we view our collective tenant roster as a portfolio, and in its investment decisions the advisor attempts to diversify our portfolio so that we are not overexposed to a particular industry or geographic region.

Generally, we do not use derivative instruments to hedge credit/market risks or for speculative purposes. However, from time to time, we may enter into foreign currency derivative contracts to hedge our foreign currency cash flow exposures.

Interest Rate Risk

The value of our real estate, related fixed-rate debt obligations and note receivable is subject to fluctuations based on changes in interest rates. The value of our real estate is also subject to fluctuations based on local and regional economic conditions and changes in the creditworthiness of lessees, all of which may affect our ability to refinance property-level mortgage debt when balloon payments are scheduled. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions, and other factors beyond our control. An increase in interest rates would likely cause the fair value of our owned assets to decrease. Increases in interest rates may also have an impact on the credit profile of certain tenants.

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain non-recourse mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our investment partners may obtain variable-rate non-recourse mortgage loans and, as a result, may enter into interest rate swap agreements or interest rate cap agreements with lenders that effectively convert the variable-rate debt service obligations of the loan to a fixed rate or limit the underlying interest rate from exceeding a specified strike rate, respectively. Interest rate swaps are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flows over a specific period, and interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments designated as cash flow hedges on the forecasted interest payments on the debt obligation. The notional, or face, amount on which the swaps or caps are based is not exchanged. Our objective in using these derivatives is to limit our exposure to interest rate movements. At March 31, 2013, we estimate that the net fair value of our interest rate cap and interest rate swaps, which are included in Other assets, net and Accounts payable, accrued expenses and other liabilities, respectively, in the consolidated financial statements, was in a net liability position of $17.8 million (Note 9).

At March 31, 2013, all of our debt either bore interest at fixed rates, was swapped to a fixed rate, was subject to an interest rate cap, or bore interest at fixed rates that were scheduled to convert to then-prevailing market fixed rates at certain future points during their term. The annual interest rates on our fixed-rate debt at March 31, 2013 ranged from 2.0% to 8.0%. The effective annual interest rates on our variable-rate debt at March 31, 2013 ranged from 2.8% to 8.5%. Our debt obligations are more fully described under Financial Condition in Item 2 above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at March 31, 2013 (in thousands):

	2013 (remainder)	2014	2015	2016	2017	Thereafter	Total	Fair value
Fixed-rate debt (a)	$27,909	$31,084	$60,647	$70,731	$196,408	$753,517	$1,140,296	$1,171,635
Variable-rate debt (a)	$22,923	$6,052	$6,170	$216,876	$143,151	$176,861	$572,033	$573,067

__________

(a)         Amounts are based on the applicable exchange rates at March 31, 2013.

The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps or that has been subject to an interest rate cap is affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at March 31, 2013 by an aggregate increase of $68.2 million or an aggregate decrease of $86.0 million, respectively. This debt is generally not subject to short-term fluctuations in interest rates.

CPA®:17 – Global 3/31/2013 10-Q — 39

Foreign Currency Exchange Rate Risk

We own investments in Europe and in Asia, and as a result are subject to risk from the effects of exchange rate movements in the euro and, to a lesser extent, the British pound sterling and the Japanese yen, which may affect future costs and cash flows. Although all of our foreign investments through the first quarter of 2013 were conducted in these currencies, we are likely to conduct business in other currencies in the future as we seek to invest funds from our offering internationally. We manage foreign currency exchange rate movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the same currency. This reduces our overall exposure to the net cash flow from that investment. In addition, we may use currency hedging to further reduce the exposure to our equity cash flow. We are generally a net receiver of these currencies (we receive more cash than we pay out), and therefore our foreign operations benefit from a weaker U.S. dollar, and are adversely affected by a stronger U.S. dollar, relative to the foreign currency.

We have obtained mortgage financing in the local currency. To the extent that currency fluctuations increase or decrease rental revenues as translated to U.S. dollars, the change in debt service, as translated to U.S. dollars, will partially offset the effect of fluctuations in revenue and mitigate the risk from changes in foreign currency exchange rates.

Scheduled future minimum rents, exclusive of renewals, under non-cancelable operating leases, for our foreign operations for the remainder of 2013, each of the next four calendar years following December 31, 2013, and thereafter are as follows (in thousands):

Lease Revenues (a)	2013 (remainder)	2014	2015	2016	2017	Thereafter	Total
Euro (b)	$63,750	$85,049	$85,076	$85,076	$85,076	$934,033	$1,338,060
British pound sterling (c)	4,085	5,445	5,444	5,446	5,445	71,502	97,367
Japanese yen (d)	2,439	3,252	3,252	3,323	3,346	14,204	29,816
	$70,274	$93,746	$93,772	$93,845	$93,867	$1,019,739	$1,465,243

Scheduled debt service payments (principal and interest) for mortgage notes payable for our foreign operations for the remainder of 2013, each of the next four calendar years following December 31, 2013, and thereafter are as follows (in thousands):

Debt Service (a) (e)	2013 (remainder)	2014	2015	2016	2017	Thereafter	Total
Euro (b)	$49,208	$33,720	$73,755	$250,776	$144,414	$87,607	$639,480
British pound sterling (c)	342	457	457	13,036	-	-	14,292
Japanese yen (d)	278	551	551	553	28,166	-	30,099
	$49,828	$34,728	$74,763	$264,365	$172,580	$87,607	$683,871

__________

(a)         Amounts are based on the applicable exchange rates at March 31, 2013. Contractual rents and debt obligations are denominated in the functional currency of the country of each property.

(b)         We estimate that a 1% increase or decrease in the exchange rate between the euro and the U.S. dollar would change projected property-level cash flow at March 31, 2013 by $7.0 million.

(c)          We estimate that a 1% increase or decrease in the exchange rate between the British pound sterling and the U.S. dollar would change projected property-level cash flow at March 31, 2013 by $0.8 million.

(d)         We estimate that a 1% increase or decrease in the exchange rate between the Japanese yen and the U.S. dollar would change projected property-level cash flow at March 31, 2013 by less than $0.1 million.

(e)          Interest on unhedged variable-rate debt obligations was calculated using the applicable annual interest rates and balances outstanding at March 31, 2013.

As a result of scheduled balloon payments on international non-recourse mortgage loans, projected debt service obligations exceed projected lease revenues in 2016 and 2017. In 2016 and 2017, balloon payments totaling $236.5 million and $157.6 million, respectively, are due on three and eight non-recourse mortgage loans, respectively, that are collateralized by properties that we own with affiliates. We currently anticipate that, by their respective due dates, we will have refinanced certain of these loans, but there can be no assurance that we will be able to do so on favorable terms, if at all. If that has not occurred, we would expect to use our cash resources to make these payments, if necessary.

CPA®:17 – Global 3/31/2013 10-Q — 40

Item 4. Controls and Procedures.

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures at March 31, 2013, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of March 31, 2013 at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CPA®:17 – Global 3/31/2013 10-Q — 41

PART II

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

For the three months ended March 31, 2013, we issued 464,824 shares of our common stock to the advisor as consideration for asset management fees. These shares were issued at $10.00 per share, which was the price at which our shares were sold in our recently completed public offering. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(a)(2) of the Securities Act, the shares issued were deemed to be exempt from registration. In acquiring our shares, the advisor represented that such interests were being acquired by it for the purposes of investment and not with a view to the distribution thereof.

Issuer Purchases of Equity Securities

The following table provides information with respect to repurchases of our common stock during the three months ended March 31, 2013:

Maximum number (or
			Total number of shares	approximate dollar value)
			purchased as part of	of shares that may yet be
	Total number of	Average price	publicly announced	purchased under the
2013 Period	shares purchased (a)	paid per share	plans or program (a)	plans or program (a)
January	-	$-	N/A	N/A
February	-	-	N/A	N/A
March	551,080	9.46	N/A	N/A
Total	551,080

__________

(a)         Represents shares of our common stock repurchased under our redemption plan, pursuant to which we may elect to redeem shares at the request of our stockholders who have held their shares for at least one year from the date of their issuance, subject to certain exceptions, conditions and limitations. The maximum amount of shares purchasable by us in any period depends on a number of factors and is at the discretion of our board of directors. We satisfied all of the above redemption requests received during the first quarter of 2013.

CPA®:17 – Global 3/31/2013 10-Q — 42

Item 6. Exhibits

The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description
3.1	Articles of Amendment of Corporate Property Associates 17 – Global Incorporated (Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed January 29, 2013)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from Corporate Property Associates 17 – Global Incorporated’s Quarterly Report on Form 10-Q for the quarter ended at March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, (ii) Consolidated Statements of Income for the three months ended March 31, 2013 and 2012, (iii) Consolidated Statements of Comprehensive (Loss) Income for the three months ended March 31, 2013 and 2012, (iv) Consolidated Statements of Equity for the three months ended March 31, 2013 and the year ended December 31, 2012, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and (vi) Notes to Consolidated Financial Statements.*

__________

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

CPA®:17 – Global 3/31/2013 10-Q — 43

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corporate Property Associates 17 – Global Incorporated
Date: May 10, 2013
	By:	/s/ Catherine D. Rice
Catherine D. Rice
Chief Financial Officer
(Principal Financial Officer)

Date: May 10, 2013
	By:	/s/ Hisham A. Kader
Hisham A. Kader
Chief Accounting Officer
(Principal Accounting Officer)

CPA®:17 – Global 3/31/2013 10-Q — 44

EXHIBIT INDEX

The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description
3.1	Articles of Amendment of Corporate Property Associates 17 – Global Incorporated (Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed January 29, 2013)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from Corporate Property Associates 17 – Global Incorporated’s Quarterly Report on Form 10-Q for the quarter ended at March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, (ii) Consolidated Statements of Income for the three months ended March 31, 2013 and 2012, (iii) Consolidated Statements of Comprehensive (Loss) Income for the three months ended March 31, 2013 and 2012, (iv) Consolidated Statements of Equity for the three months ended March 31, 2013 and the year ended December 31, 2012, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and (vi) Notes to Consolidated Financial Statements.*

__________

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.