Form 10-Q
period 2013-06-30
Corporate Property Associates 17 - Global INC
filed 2013-08-09
CIK 1390213

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

Registrant has 314,697,019 shares of common stock, $0.001 par value, outstanding at August 5, 2013.

Forward-Looking Statements

This Quarterly Report on Form 10-Q (the “Report”), including Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in Item 2 of Part I of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties and other factors that may materially affect our future results, performance, achievements or transactions. Information on factors which could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the Securities and Exchange Commission (the “SEC”), including but not limited to those described in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the SEC on March 8, 2013 (the “2012 Annual Report”). Except as required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements.

Additionally, a description of our critical accounting estimates is included in the MD&A section of our 2012 Annual Report. There has been no significant change in our critical accounting estimates. All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements of the registrant in Part I, Item 1, Financial Statements (Unaudited).

CPA®:17 – Global 6/30/2013 10-Q — 1

PART I

Item 1. Financial Statements.

CORPORATE PROPERTY ASSOCIATES 17 — GLOBAL INCORPORATED

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share and per share amounts)

	June 30, 2013	December 31, 2012
Assets
Investments in real estate:
Real estate, at cost (inclusive of amounts attributable to consolidated variable interest entities (“VIEs”) of $150,378 and $133,472, respectively)	$2,155,379	$2,105,772
Operating real estate, at cost (inclusive of amounts attributable to consolidated VIEs of $12,557 and $0, respectively)	275,914	254,805
Accumulated depreciation (inclusive of amounts attributable to consolidated VIEs of $6,273 and $3,801, respectively)	(112,630)	(85,002)
Net investments in properties	2,318,663	2,275,575
Real estate under construction (inclusive of amounts attributable to consolidated VIEs of $11,223 and $12,629, respectively)	74,499	71,285
Net investments in direct financing leases (inclusive of amounts attributable to consolidated VIEs of $243,151 and $242,175, respectively)	475,076	475,872
Equity investments in real estate	320,355	275,133
Net investments in real estate	3,188,593	3,097,865
Notes receivable	40,000	40,000
Cash and cash equivalents (inclusive of amounts attributable to consolidated VIEs of $778 and $1,529, respectively)	626,804	652,330
In-place lease intangible assets, net (inclusive of amounts attributable to consolidated VIEs of $17,747 and $6,040, respectively)	414,187	423,084
Other intangible assets, net	84,654	78,239
Other assets, net (inclusive of amounts attributable to consolidated VIEs of $15,444 and $14,780, respectively)	125,886	124,781
Total assets	$4,480,124	$4,416,299

Liabilities and Equity
Liabilities:
Non-recourse debt (inclusive of amounts attributable to consolidated VIEs of $142,284 and $123,413, respectively)	$1,729,294	$1,633,452
Accounts payable, accrued expenses and other liabilities (inclusive of amounts attributable to consolidated VIEs of $2,764 and $2,249, respectively)	71,247	74,384
Prepaid and deferred rental income and security deposits (inclusive of amounts attributable to consolidated VIEs of $5,168 and $5,710, respectively)	121,776	118,017
Due to affiliates	20,087	29,527
Distributions payable	50,689	46,412
Total liabilities	1,993,093	1,901,792
Commitments and contingencies (Note 11)

Equity:
CPA®:17 — Global stockholders’ equity:
Preferred stock, $0.001 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 900,000,000 shares authorized; 316,557,850 and 310,548,664 shares issued, respectively; and 311,933,180 and 306,903,020 shares outstanding, respectively	316	310
Additional paid-in capital	2,843,965	2,786,855
Distributions in excess of accumulated earnings	(350,495)	(277,224)
Accumulated other comprehensive loss	(38,789)	(35,366)
Less, treasury stock at cost, 4,624,670 and 3,645,644 shares, respectively	(43,576)	(34,293)
Total CPA®:17 — Global stockholders’ equity	2,411,421	2,440,282
Noncontrolling interests	75,610	74,225
Total equity	2,487,031	2,514,507
Total liabilities and equity	$4,480,124	$4,416,299

See Notes to Consolidated Financial Statements.

CPA®:17 – Global 6/30/2013 10-Q — 2

CORPORATE PROPERTY ASSOCIATES 17 — GLOBAL INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues
Rental income	$56,280	$43,113	$111,700	$82,965
Interest income from direct financing leases	13,424	12,940	26,782	26,814
Lease revenues	69,704	56,053	138,482	109,779
Other operating income	4,915	893	9,467	1,817
Other interest income	1,944	1,830	3,319	3,221
Other real estate income	13,696	9,945	26,849	19,708
	90,259	68,721	178,117	134,525
Operating Expenses
Depreciation and amortization	22,950	17,074	45,958	31,802
General and administrative	4,944	4,060	11,546	7,782
Property expenses	12,599	7,476	23,571	14,287
Other real estate expenses	9,443	5,939	18,313	12,010
Impairment charges	—	—	—	2,019
	49,936	34,549	99,388	67,900
Other Income and Expenses
Net income from equity investments in real estate	1,733	3,888	2,867	4,267
Other income and (expenses)	1,347	805	6,714	1,270
Interest expense	(21,937)	(17,519)	(43,847)	(34,635)
	(18,857)	(12,826)	(34,266)	(29,098)
Income from continuing operations before income taxes	21,466	21,346	44,463	37,527
Provision for income taxes	(731)	(191)	(1,617)	(437)
Income from continuing operations	20,735	21,155	42,846	37,090
(Loss) income from discontinued operations	—	(3)	—	825
Net Income	20,735	21,152	42,846	37,915
Less: Net income attributable to noncontrolling interests (inclusive of Available Cash Distributions to advisor of $4,847 $3,865, $9,124, and $6,558, respectively)	(7,932)	(6,886)	(15,219)	(12,526)
Net Income Attributable to CPA®:17 — Global Stockholders	$12,803	$14,266	$27,627	$25,389

Earnings Per Share
Income from continuing operations attributable to CPA®:17 — Global stockholders	$0.04	$0.06	$0.09	$0.11
(Loss) income from discontinued operations attributable to CPA®:17 — Global stockholders	—	—	—	—
Net income attributable to CPA®:17 — Global stockholders	$0.04	$0.06	$0.09	$0.11

Weighted Average Shares Outstanding	311,521,333	237,203,712	310,252,815	226,590,138

Amounts Attributable to CPA®:17 — Global Stockholders
Income from continuing operations, net of tax	$12,803	$14,269	$27,627	$24,564
(Loss) income from discontinued operations, net of tax	—	(3)	—	825
Net income attributable to CPA®:17 — Global stockholders	$12,803	$14,266	$27,627	$25,389

Distributions Declared Per Share	$0.1625	$0.1625	$0.3250	$0.3250

See Notes to Consolidated Financial Statements.

CPA®:17 – Global 6/30/2013 10-Q — 3

CORPORATE PROPERTY ASSOCIATES 17 — GLOBAL INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net Income	$20,735	$21,152	$42,846	$37,915
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	8,612	(36,673)	(16,863)	(16,339)
Unrealized gain (loss) on derivative instruments	3,094	2,674	13,412	(2,916)
Change in unrealized appreciation on marketable securities	23	983	47	983
	11,729	(33,016)	(3,404)	(18,272)
Comprehensive Income (Loss)	32,464	(11,864)	39,442	19,643

Amounts Attributable to Noncontrolling Interests:
Net income	(7,932)	(6,886)	(15,219)	(12,526)
Foreign currency translation adjustments	(123)	580	235	286
Change in unrealized gain on derivative instrument	(134)	(89)	(254)	(150)
Comprehensive income attributable to noncontrolling interests	(8,189)	(6,395)	(15,238)	(12,390)

Comprehensive Income (Loss) Attributable to CPA®:17 — Global Stockholders	$24,275	$(18,259)	$24,204	$7,253

See Notes to Consolidated Financial Statements.

CPA®:17 – Global 6/30/2013 10-Q — 4

CORPORATE PROPERTY ASSOCIATES 17 — GLOBAL INCORPORATED

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

For the Six Months Ended June 30, 2013 and the Year Ended December 31, 2012

(in thousands, except share and per share amounts)

		CPA®:17 — Global Stockholders
				Distributions	Accumulated		Total
	Total		Additional	in Excess of	Other		CPA®:17 –
	Outstanding	Common	Paid-In	Accumulated	Comprehensive	Treasury	Global	Noncontrolling
	Shares	Stock	Capital	Earnings	Loss	Stock	Stockholders	Interests	Total
Balance at January 1, 2012	206,148,818	$208	$1,863,227	$(157,062)	$(32,601)	$(17,104)	$1,656,668	$70,791	$1,727,459
Shares issued, net of offering costs	100,529,436	100	903,129				903,229		903,229
Shares issued to affiliates	2,043,451	2	20,499				20,501		20,501
Contributions from noncontrolling interests							—	762	762
Distributions declared ($0.6500 per share)				(161,773)			(161,773)		(161,773)
Distributions to noncontrolling interests							—	(24,427)	(24,427)
Net income				41,611			41,611	26,542	68,153
Other comprehensive loss:
Foreign currency translation adjustments					13,323		13,323	192	13,515
Change in unrealized loss on derivative instruments					(17,123)		(17,123)	365	(16,758)
Change in unrealized appreciation on marketable securities					1,035		1,035		1,035
Repurchase of shares	(1,818,685)					(17,189)	(17,189)		(17,189)
Balance at December 31, 2012	306,903,020	310	2,786,855	(277,224)	(35,366)	(34,293)	2,440,282	74,225	2,514,507
Shares issued, net of offering costs	5,014,576	5	47,166				47,171		47,171
Shares issued to affiliates	994,610	1	9,944				9,945		9,945
Distributions declared ($0.3250 per share)				(100,898)			(100,898)		(100,898)
Distributions to noncontrolling interests							—	(13,853)	(13,853)
Net income				27,627			27,627	15,219	42,846
Other comprehensive (loss) income:
Foreign currency translation adjustments					(16,628)		(16,628)	(235)	(16,863)
Change in unrealized gain on derivative instruments					13,158		13,158	254	13,412
Change in unrealized appreciation on marketable securities					47		47		47
Repurchase of shares	(979,026)					(9,283)	(9,283)		(9,283)
Balance at June 30, 2013	311,933,180	$316	$2,843,965	$(350,495)	$(38,789)	$(43,576)	$2,411,421	$75,610	$2,487,031

See Notes to Consolidated Financial Statements.

CPA®:17 – Global 6/30/2013 10-Q — 5

CORPORATE PROPERTY ASSOCIATES 17 — GLOBAL INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2013	2012
Cash Flows — Operating Activities
Net income	$42,846	$37,915
Adjustments to net income:
Depreciation and amortization, including intangible assets and deferred financing costs	47,516	33,673
Loss (income) from equity investments in real estate in excess of distributions received	1,397	(578)
Issuance of shares to affiliate in satisfaction of fees due	9,945	10,525
Gain on sale of real estate	—	(740)
Unrealized (gain) loss on derivatives and others	(501)	433
Realized (gain) loss on foreign currency transactions and others	(1,883)	200
Straight-line rent adjustment, amortization of rent-related intangibles, and others	(10,708)	(6,434)
Impairment charges	—	2,019
Decrease in accounts receivable and prepaid expenses	2,768	3,090
Increase in accounts payable and accrued expenses	2,384	601
(Decrease) increase in prepaid and deferred rental income	(760)	621
Increase (decrease) in due to affiliates	1,045	(2,319)
Net changes in other operating assets and liabilities	(297)	1,020
Net Cash Provided by Operating Activities	93,752	80,026

Cash Flows — Investing Activities
Distributions received from equity investments in real estate in excess of equity income	3,480	6,426
Acquisitions of real estate and direct financing leases	(97,534)	(226,226)
Capital contributions to equity investments in real estate	(51,439)	(7,890)
Value added taxes (“VAT”) paid in connection with acquisition of real estate	(2,977)	(1,199)
VAT refunded in connection with acquisitions of real estate	4,464	2,663
Proceeds from sale of real estate	—	12,657
Funds placed in escrow	(6,476)	(22,899)
Funds released from escrow	12,775	23,860
Payment of deferred acquisition fees to an affiliate	(9,581)	(9,660)
Purchase of securities	—	(7,071)
Net Cash Used in Investing Activities	(147,288)	(229,339)

Cash Flows — Financing Activities
Distributions paid	(96,621)	(67,393)
Contributions from noncontrolling interests	—	171
Distributions to noncontrolling interests	(13,853)	(11,326)
Scheduled payments of mortgage principal	(11,353)	(8,956)
Proceeds from mortgage financing	118,359	142,511
Funds placed in escrow	616	—
Funds released from escrow	(5,076)	(1,515)
(Payment) refund of financing costs and mortgage deposits, net of deposits refunded and paid	(1,783)	2,712
Proceeds from issuance of shares, net of issuance costs	48,378	352,838
Purchase of treasury stock	(9,283)	(6,664)
Net Cash Provided by Financing Activities	29,384	402,378

Change in Cash and Cash Equivalents During the Period
Effect of exchange rate changes on cash and cash equivalents	(1,374)	(1,271)
Net (decrease) increase in cash and cash equivalents	(25,526)	251,794
Cash and cash equivalents, beginning of period	652,330	180,726
Cash and cash equivalents, end of period	$626,804	$432,520

(Continued)

CPA®:17 – Global 6/30/2013 10-Q — 6

CORPORATE PROPERTY ASSOCIATES 17 — GLOBAL INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Continued)

Supplemental non-cash investing and financing activities:

The cost basis of real estate investments acquired during the six months ended June 30, 2013 and 2012, including equity investments in real estate and build-to-suit projects, included deferred acquisition fees payable of $1.4 million and $4.4 million, respectively (Note 3, Note 4).

During the six months ended June 30, 2013, we reclassified assets within Real estate under construction of $26.1 million to Real estate, at cost, and $12.6 million to Operating real estate, at cost. During the six months ended June 30, 2012, we reclassified assets with Real estate under construction of $114.8 million to Real estate, at cost. These reclassifications represent the completion of build-to-suit projects (Note 4).

During the six months ended June 30, 2013, we did not have asset retirement obligations for the removal of asbestos and environmental waste. During the six months ended June 30, 2012, we recorded asset retirement obligations for the removal of asbestos and environmental waste of $1.2 million (Note 4).

During the second quarter of 2013 and 2012, we declared distributions totaling $50.7 million and $38.5 million, respectively, which were paid on July 15, 2013 and July 16, 2012, respectively.

See Notes to Consolidated Financial Statements.

CPA®:17 – Global 6/30/2013 10-Q — 7

CORPORATE PROPERTY ASSOCIATES 17 — GLOBAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Organization and Offering

Organization

Corporate Property Associates 17 — Global Incorporated (“CPA®:17 — Global” and, together with its consolidated subsidiaries and predecessors, “we,” “us” or “our”) is a publicly owned, non-listed real estate investment trust (“REIT”) that invests primarily in commercial properties leased to companies domestically and internationally. We were formed in 2007 and are managed by W. P. Carey Inc. (“WPC”) and its subsidiaries (collectively, the “advisor”). As a REIT, we are not subject to United States (“U.S.”) federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions and other factors. We earn revenue principally by leasing the properties we own to single corporate tenants, primarily on a triple-net-lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation primarily because of the timing of new lease transactions, lease terminations, lease expirations, contractual rent adjustments, tenant defaults, sales of properties and changes in foreign currency exchange rates, if any.

Substantially all of our assets and liabilities are held by CPA®:17 Limited Partnership (the “Operating Partnership”) and at June 30, 2013, we owned 99.985% of the general and limited partnership interests in the Operating Partnership. The remaining 0.015% interest in the Operating Partnership is held by a subsidiary of WPC.

At June 30, 2013, our portfolio was comprised of our full or partial ownership interests in 340 fully-occupied properties, substantially all of which were net-leased to 87 tenants, and totaled approximately 32 million square feet. In addition, our portfolio was comprised of our full or partial ownership interests in 67 self-storage and hotel properties for an aggregate of approximately 5 million square feet.

Public Offerings

We issued approximately 289,000,000 shares of our common stock and raised aggregate gross proceeds of approximately $2.9 billion from our initial public offering, which ended in April 2011, and our follow-on offering, which closed on January 31, 2013. Through June 30, 2013, we have issued 22,630,011 shares ($215.0 million) through our distribution reinvestment and stock purchase plan (“DRIP”). We repurchased 4,624,670 shares ($43.6 million) of our common stock under our redemption plan from inception through June 30, 2013.

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

CPA®:17 – Global 6/30/2013 10-Q — 8

Notes to Consolidated Financial Statements

Basis of Consolidation

Our consolidated financial statements reflect all of our accounts, including those of our controlled subsidiaries and our tenancy-in-common interests as described below. The portion of equity in a consolidated subsidiary that is not attributable, directly or indirectly, to us is presented as noncontrolling interests. All significant intercompany accounts and transactions have been eliminated.

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

Information about International Geographic Areas

At the end of the reporting period, our international investments were comprised of investments primarily in Asia and in Europe. Foreign currency exposure and risk management are discussed in Note 9. The following tables present information about these investments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Lease revenues	$24,454	$20,764	$48,755	$41,636
Income from continuing operations before income taxes	8,969	10,946	19,267	18,182
Net income attributable to CPA®:17 — Global stockholders (a)	9,814	10,644	19,302	17,364

	June 30, 2013	December 31, 2012
Net investments in real estate	$1,206,502	$1,243,521
Non-recourse debt	499,795	498,131

(a)         Excludes income attributable to noncontrolling interests of $0.2 million for both the three months ended June 30, 2013 and 2012 and $0.4 million for both the six months ended June 30, 2013 and 2012.

New Accounting Requirements

The following Accounting Standards Updates (“ASUs”) promulgated by the Financial Accounting Standards Board (“FASB”) are applicable to us as indicated:

ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities — In January 2013, the FASB issued an update to ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. ASU 2013-01 clarifies that the scope of ASU 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting or similar arrangement. These amendments did not have a significant impact on our financial

CPA®:17 – Global 6/30/2013 10-Q — 9

Notes to Consolidated Financial Statements

position or results of operations and are applicable to us for our interim and annual reports beginning in 2013 and has been applied retrospectively.

ASU 2013-02, Other Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income — In February 2013, the FASB issued ASU 2013-02 requiring entities to disclose additional information about items reclassified out of accumulated other comprehensive income. This ASU impacts the form of our disclosures only, is applicable to us for our interim and annual reports beginning in 2013, and has been applied retrospectively. The related additional disclosures are located in Note 12.

ASU 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date, a Consensus of the FASB Emerging Issues Task Force — In February 2013, the FASB issued ASU 2013-04, which requires entities to measure obligations resulting from joint and several liability arrangements (in our case, tenancy-in-common arrangements, Note 6) for which the total amount of the obligation is fixed as the sum of the amount the entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. This ASU is applicable to us for our interim and annual reports beginning in 2014 and shall be applied retrospectively; however, we elected to adopt this ASU early in 2013 and it did not have a significant impact on our financial position or results of operations for any of the periods presented.

ASU 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes, a Consensus of the FASB Emerging Issues Task Force — In July 2013, the FASB issued ASU 2013-10, which permits the Fed Funds Effective Swap Rate, also referred to as the “Overnight Index Swap Rate,” to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to the U.S. government and London Interbank Offered Rate (“LIBOR”) swap rate. The update also removes the restriction on the use of different benchmark rates for similar hedges. This ASU will be applicable to us for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013.

CPA®:17 – Global 6/30/2013 10-Q — 10

Notes to Consolidated Financial Statements

Note 3. Agreements and Transactions with Related Parties

Transactions with the Advisor

We have an advisory agreement with the advisor whereby the advisor performs certain services for us under a fee arrangement. On September 28, 2012, we entered into an amended and restated advisory agreement, as described below. The fee structure related to asset management fees, initial acquisition fees, subordinated acquisition fees and subordinated disposition fees remains unchanged, and the advisor remains entitled to 10% of the available cash of the Operating Partnership (the “Available Cash Distribution”), as described below. We also have certain agreements with affiliates regarding jointly-owned investments. In addition, we reimbursed the advisor for organization and offering costs incurred in connection with our offering through its closing on January 31, 2013 and for certain administrative duties performed on our behalf. The following tables present a summary of fees we paid and expenses we reimbursed to the advisor in accordance with the advisory agreement (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Amounts Included in the Consolidated Statements of Income:
Asset management fees	$5,362	$4,765	$10,474	$9,318
Available Cash Distribution	4,847	3,865	9,124	6,558
Personnel reimbursements	1,628	1,203	4,267	2,141
Transaction fees	408	158	1,125	71
Office rent reimbursements	365	190	583	348
	$12,610	$10,181	$25,573	$18,436

Other Transaction Fees Capitalized:
Current acquisition fees	$858	$1,219	$2,233	$5,510
Deferred acquisition fees	364	917	1,218	4,350
	$1,222	$2,136	$3,451	$9,860

	June 30, 2013	December 31, 2012
Unpaid Transaction Fees:
Deferred acquisition fees	$16,707	$26,246
Subordinated disposition fees	202	202
	$16,909	$26,448

Asset Management Fees and Available Cash Distribution

As defined in the advisory agreement, we pay the advisor asset management fees that vary based on the nature of the underlying investment. We pay 0.5% per annum of average market value for long-term net leases and certain other types of real estate investments, and 1.5% to 1.75% per annum of average equity value for certain types of securities. The asset management fees are payable in cash or shares of our common stock at the option of the advisor. If the advisor elects to receive all or a portion of its fees in shares, the number of shares issued is determined by dividing the dollar amount of fees by our most recently published net asset value per share (“NAV”) or, if an NAV has not yet been published as currently is the case, $10.00 per share, which was the price at which our shares were sold in our recently completed public offering. For both 2013 and 2012, the advisor elected to receive its asset management fees in shares of our common stock. At June 30, 2013, the advisor owned 4,947,932 shares (1.6%) of our common stock. We also pay the advisor, depending on the type of investments we own, up to 10% of available cash of the Operating Partnership, which is defined as cash generated from operations, excluding capital proceeds, as reduced by operating expenses and debt service, excluding prepayments and balloon payments. Asset management fees and Available Cash Distributions are included in Property expenses and Net income attributable to noncontrolling interests, respectively, in the consolidated financial statements.

Personnel and Office Rent Reimbursements

We entered into an amended and restated advisory agreement, which is scheduled to renew annually. As amended, the advisory agreement provides for the allocation of the advisor’s personnel expenses on the basis of our trailing four quarters of reported

CPA®:17 – Global 6/30/2013 10-Q — 11

Notes to Consolidated Financial Statements

revenues and those of WPC and the other publicly-owned, non-listed REITs, which are managed by our advisor under the Corporate Property Associates brand name (the “CPA REITs”), rather than on an allocation of time charges incurred by the advisor’s personnel on behalf of the CPA REITs.

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

During the six months ended June 30, 2013 and 2012, we made payments of deferred acquisition fees to the advisor totaling $9.6 million and $9.7 million, respectively. Unpaid installments of deferred acquisition fees are included in Due to affiliates in the consolidated financial statements.

The advisor may also receive subordinated disposition fees of up to 3% of the contract sales price of an investment for services provided in connection with a disposition; however, payment of such fees is subordinated to a preferred return. These fees, which are paid at the discretion of our board of directors, and which are subordinated to the performance criterion and certain other provisions included in the advisory agreement, are deferred and are payable to the advisor only in connection with a liquidity event.

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

During the offering period, we accrued costs incurred in connection with the raising of capital as deferred offering costs. Upon receipt

CPA®:17 – Global 6/30/2013 10-Q — 12

Notes to Consolidated Financial Statements

of offering proceeds and reimbursement to the advisor for costs incurred, we charged the deferred costs to equity. The total costs paid by the advisor and its affiliates in connection with the organization and offering of our securities were $20.8 million from inception through January 31, 2013 and were fully reimbursed upon termination of our public offering.

Jointly-Owned Investments and Other Transactions with Affiliates

We share with our affiliates leased office space used for the administration of our operations. Rental, occupancy and leasehold improvement costs are allocated among us and our affiliates based on our respective gross revenues and are adjusted quarterly.

We own interests ranging from 12% to 85% in jointly-owned investments, with the remaining interests generally held by affiliates. We consolidate certain of these investments and account for the remainder under the equity method of accounting. We also own interests in jointly-controlled tenancy-in-common interests in properties, which we account for under the equity method of accounting.

Note 4. Net Investments in Properties and Real Estate Under Construction

Real Estate

Real estate, which consists of land and buildings leased to others under operating leases and are carried at cost, is summarized as follows (in thousands):

	June 30, 2013	December 31, 2012
Land	$508,546	$491,584
Buildings	1,646,833	1,614,188
Less: Accumulated depreciation	(100,609)	(77,245)
	$2,054,770	$2,028,527

Acquisitions

During the six months ended June 30, 2013, we entered into the following domestic investments, which were deemed to be real estate asset acquisitions because we entered into new leases with the sellers, at a total cost of $29.1 million, including net lease intangible assets of $5.7 million (Note 7) and acquisition-related costs and fees of $1.3 million, which were capitalized:

•                  two parcels of land for $18.2 million that are leased to a provider of private school education; and

•                  an investment of $10.9 million for a manufacturing and office facility.

Additionally, we acquired the following domestic investments, which were deemed to be business combinations because we assumed the existing leases on the properties, at a total cost of $23.6 million, including land of $4.4 million, buildings of $10.4 million, and net lease intangible assets of $8.8 million (Note 7):

•                  an investment of $15.7 million for an entertainment complex; and

•                  an investment of $7.9 million for a building with a ground lease.

In connection with these investments, we expensed acquisition-related costs and fees of $1.3 million, which are included in General and administrative expenses in the consolidated financial statements.

During this period, the U.S. dollar strengthened against the euro, as the end-of-period rate for the U.S. dollar in relation to the euro at June 30, 2013 decreased by 1.6% to $1.3013 from $1.3218 at December 31, 2012. The impact of this strengthening was a $19.5 million decrease in the carrying value of Real estate from December 31, 2012 to June 30, 2013.

CPA®:17 – Global 6/30/2013 10-Q — 13

Notes to Consolidated Financial Statements

Operating Real Estate

Operating real estate, which consists of our hotel and self-storage operations, at cost, is summarized as follows (in thousands):

	June 30, 2013	December 31, 2012
Land	$60,790	$60,493
Buildings	213,781	193,067
Furniture, fixtures, and equipment	1,343	1,245
Less: Accumulated depreciation	(12,021)	(7,757)
	$263,893	$247,048

Acquisitions of Operating Real Estate

During the six months ended June 30, 2013, we acquired two self-storage properties for $8.9 million. The total cost includes buildings of $7.3 million, land of $0.3 million, and lease intangible assets of $1.3 million (Note 7). As these acquisitions were deemed to be business combinations, we expensed the acquisition-related costs of $0.2 million, which are included in General and administrative expenses in the consolidated financial statements.

Real Estate Under Construction

The following table provides a reconciliation of our Real estate under construction for the periods presented (in thousands):

	Six Months Ended		Year Ended
	June 30, 2013		December 31, 2012
Balance - beginning of period	$71,285		$90,176
Capitalized funds	39,683	(a)	121,003
Placed into service	(38,675	)(b)	(142,085)
Capitalized interest	2,244		2,100
Foreign currency translation adjustments	(38)		91
Balance - end of period	$74,499		$71,285

(a)         Includes five build-to-suit projects, of which three remained as open projects at June 30, 2013.

(b)         Includes three build-to-suit projects, of which two are completed and one is partially-completed, that were placed into service during the six months ended June 30, 2013. The two completed build-to-suit projects are classified as Real estate, at cost, and the partially-completed build-to-suit project is classified as Operating real estate, at cost, at June 30, 2013.

The aggregate unfunded commitments on the remaining open projects totaled approximately $94.0 million at June 30, 2013.

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

CPA®:17 – Global 6/30/2013 10-Q — 14

Notes to Consolidated Financial Statements

The following table provides a reconciliation of our asset retirement obligations, which are included in Accounts payable, accrued expenses and other liabilities in the consolidated balance sheets, for the periods presented (in thousands):

	Six Months Ended	Year Ended
	June 30, 2013	December 31, 2012
Balance - beginning of period	$19,194	$11,453
Additions	—	6,842
Accretion expense	379	572
Foreign currency translation adjustments and other	112	327
Balance - end of period	$19,685	$19,194

Note 5. Finance Receivables

Assets representing rights to receive money on demand or at fixed or determinable dates are referred to as finance receivables. Our finance receivable portfolios consist of our Net investments in direct financing leases and Notes receivable.

Notes Receivable

In December 2010, we provided financing of $40.0 million to China Alliance Properties Limited, a subsidiary of Shanghai Forte Land Co., Ltd (“Forte”). The interest-only mortgage note was provided through a collateralized loan that is guaranteed by Forte’s parent company, Fosun International Limited, and has an interest rate of 11% and matures in December 2015. At both June 30, 2013 and December 31, 2012, the principal balance of the note receivable was $40.0 million.

Credit Quality of Finance Receivables

We generally seek investments in facilities that we believe are critical to each tenant’s business and that we believe have a low risk of tenant defaults. At both June 30, 2013 and December 31, 2012, none of the balances of our finance receivables were past due and we had not established any allowances for credit losses. Additionally, there have been no modifications of finance receivables during the six months ended June 30, 2013. We evaluate the credit quality of our tenant receivables utilizing an internal 5-point credit rating scale, with 1 representing the highest credit quality and 5 representing the lowest. The credit quality evaluation of our tenant receivables was last updated in the second quarter of 2013.

A summary of our finance receivables by internal credit quality rating for the periods presented is as follows (dollars in thousands):

	Number of Tenants at		Net Investments in Direct Financing Leases at
Internal Credit Quality Indicator	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
1	1	1	$2,245	$2,239
2	1	2	37,840	60,218
3	6	8	348,544	413,415
4	3	—	86,447	—
5	—	—	—	—
			$475,076	$475,872

At June 30, 2013 and December 31, 2012, Other assets, net included $0.6 million and $1.0 million, respectively, of accounts receivable related to amounts billed under these direct financing leases.

	Number of Obligors at		Notes Receivable at
Internal Credit Quality Indicator	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
1	—	—	$—	$—
2	—	—	—	—
3	1	1	40,000	40,000
4	—	—	—	—
5	—	—	—	—
			$40,000	$40,000

CPA®:17 – Global 6/30/2013 10-Q — 15

Notes to Consolidated Financial Statements

Note 6. Equity Investments in Real Estate

We own equity interests in single-tenant net leased properties that are generally leased to companies through noncontrolling interests (i) in partnerships and limited liability companies that we do not control but over which we exercise significant influence or (ii) as tenants-in-common subject to common control. Generally, the underlying investments are jointly-owned with affiliates. We account for these investments under the equity method of accounting (i.e., recorded initially at cost, subsequently adjusted for cash contributions, distributions and other adjustments required by equity method accounting, such as basis differences from acquisitions of certain investments). Earnings for each investment are recognized in accordance with each respective investment agreement and where applicable, based upon an allocation of the investment’s net assets at book value as if the investment was hypothetically liquidated at the end of each reporting period. Investments in unconsolidated investments are required to be evaluated periodically. We periodically compare an investment’s carrying value to its estimated fair value and recognize an impairment charge to the extent that the carrying value exceeds fair value and such decline is determined to be other than temporary. Additionally, we provide funding to developers for the acquisition, development and construction of real estate (“ADC Arrangement”). Under ADC Arrangements, we have provided two loans to third-party developers of real estate projects, which we account for as equity investments.

The following table sets forth our ownership interests in our equity investments in real estate and their respective carrying values along with those ADC Arrangements that are recorded as equity investments (dollars in thousands):

	Ownership Interest	Carrying Value at
Lessee/Counterparty	at June 30, 2013	June 30, 2013	December 31, 2012
C1000 Logistiek Vastgoed B.V. (a) (b)	85%	$79,784	$81,516
U-Haul Moving Partners, Inc. and Mercury Partners, LP (c) (d)	12%	27,581	28,019
BPS Nevada, LLC (formerly known as BPS Parent, LLC)	15%	26,600	26,253
Madison Storage NYC, LLC (e)	85%	23,067	—
Hellweg Die Profi-Baumärkte GmbH & Co. KG (a) (c) (d) (f)	33%	21,399	22,827
Berry Plastics Corporation (c) (g)	50%	18,084	18,529
Tesco plc (a) (c)	49%	16,981	17,487
Eroski Sociedad Cooperativa - Mallorca (a) (d)	30%	9,237	9,336
Dick’s Sporting Goods, Inc. (c)	45%	4,815	5,010
		227,548	208,977
Shelborne Property Associates, LLC (h)	N/A	86,931	63,896
IDL Wheel Tenant, LLC (i)	N/A	5,876	2,260
		$320,355	$275,133

(a)         The carrying value of this investment is affected by the impact of fluctuations in the exchange rate of the euro.

(b)         This investment represents a tenancy-in-common interest, whereby the property is encumbered by debt for which we are jointly and severally liable. For this investment, the co-obligor is WPC and the total amount due under the arrangement was approximately $90.4 million at June 30, 2013. Of this amount, $77.7 million represents the amount we agreed to pay and is included within the carrying value of this investment. We received distributions of $3.3 million and $5.5 million from this investment during the six months ended June 30, 2013 and 2012, respectively.

(c)          This investment is jointly-owned with Corporate Property Associates 16 — Global Incorporated, one of the CPA REITs.

(d)         This investment is jointly-owned with WPC.

(e)          In June 2013 we acquired an interest in Madison Storage NYC, LLC, which is a VIE. This ownership interest represents our effective economic interest based upon certain contractual arrangements with our partner in this entity that enable or could require us to purchase their interest.

(f)           We received distributions of $1.1 million and $1.4 million from this investment during the six months ended June 30, 2013 and 2012, respectively.

(g)          We received distributions of $1.2 million and $1.1 million from this investment during the six months ended June 30, 2013 and 2012, respectively.

(h)         Represents a domestic ADC Arrangement that we account for under the equity method of accounting as the characteristics of the arrangement with the third-party developer are more similar to a jointly-owned investment or partnership rather than a loan. This

CPA®:17 – Global 6/30/2013 10-Q — 16

Notes to Consolidated Financial Statements

investment is a VIE. We provided funding of $24.1 million to this investment during the six months ended June 30, 2013. At June 30, 2013, the unfunded balance on the loan was $41.3 million.

(i)             Represents a domestic ADC Arrangement that we account for under the equity method of accounting as the characteristics of the arrangement with the third-party developer are more similar to a jointly-owned investment or partnership rather than a loan. This investment is a VIE. We provided funding of $3.6 million to this investment during the six months ended June 30, 2013. At June 30, 2013, the unfunded balance on the loan related to this investment was $44.6 million.

We recognized net income from equity investments in real estate of $1.7 million and $3.9 million for the three months ended June 30, 2013 and 2012, respectively, and $2.9 million and $4.3 million for the six months ended June 30, 2013 and 2012, respectively.

Note 7. Intangible Assets and Liabilities

In connection with our acquisitions of properties, we have recorded net lease intangibles that are being amortized over periods ranging from one year to 94 years. In-place lease intangibles are included in In-place lease intangible assets, net in the consolidated financial statements. Tenant relationship, above-market rent, and below-market ground lease (as lessee) intangibles are included in Other intangible assets, net in the consolidated financial statements. Below-market rent and above-market ground lease (as lessor) intangibles are included in Prepaid and deferred rental income and security deposits in the consolidated financial statements.

In connection with our investment activity during the six months ended June 30, 2013, we have recorded intangibles as follows (life in years, dollars in thousands):

	Weighted-Average Life	Amount
Amortizable Intangible Assets
Lease intangibles:
In-place leases	19.2	$10,028
Below-market ground lease	54.6	5,565
Above-market rent	19.2	4,383
Total intangible assets		$19,976

Amortizable Intangible Liabilities
Below-market rent	35.8	$(3,567)
Above-market ground lease	48.6	(157)
Total intangible liabilities		$(3,724)

Intangible assets and liabilities are summarized as follows (in thousands):

	June 30, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable Intangible Assets
Lease intangibles:
In-place leases	$475,466	$(61,279)	$414,187	$467,846	$(44,762)	$423,084
Above-market rent	78,110	(9,468)	68,642	74,491	(7,584)	66,907
Tenant relationship	13,124	(4,068)	9,056	13,231	(3,307)	9,924
Below-market ground leases	6,974	(18)	6,956	1,410	(2)	1,408
Total intangible assets	$573,674	$(74,833)	$498,841	$556,978	$(55,655)	$501,323

Amortizable Intangible Liabilities
Below-market rent	$(87,435)	$5,797	$(81,638)	$(84,130)	$3,675	$(80,455)
Above-market ground lease	(157)	1	(156)	—	—	—
Total intangible liabilities	$(87,592)	$5,798	$(81,794)	$(84,130)	$3,675	$(80,455)

CPA®:17 – Global 6/30/2013 10-Q — 17

Notes to Consolidated Financial Statements

Net amortization of intangibles, including the effect of foreign currency translation, was $8.5 million and $7.1 million for the three months ended June 30, 2013 and 2012, respectively, and $17.4 million and $13.2 million for the six months ended June 30, 2013 and 2012, respectively. Amortization of below-market rent, above-market rent, below-market ground lease, and above-market ground lease intangibles is recorded as an adjustment to Lease revenues, while amortization of in-place lease and tenant relationship intangibles is included in Depreciation and amortization.

Based on the intangible assets and liabilities recorded at June 30, 2013, scheduled annual net amortization of intangibles for the remainder of 2013, each of the next four calendar years following December 31, 2013, and thereafter is as follows (in thousands):

Years Ending December 31,	Total
2013 (remainder)	$16,701
2014	31,534
2015	29,496
2016	27,400
2017	26,438
Thereafter	285,478
Total	$417,047

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

Derivative Assets — Our derivative assets, which are included in Other assets, net in the consolidated financial statements, are comprised of an interest rate cap, interest rate swaps, foreign currency collars, foreign currency forward contracts, stock warrants, and a swaption (Note 9). The interest rate cap, interest rate swaps, foreign currency collars, foreign currency forward contracts, and swaption were measured at fair value using readily observable market inputs, such as quotations on interest rates, and were classified as Level 2 as these instruments are custom, over-the-counter contracts with various bank counterparties that are not traded in the open market. The stock warrants were measured at fair value using internal valuation models that incorporate market inputs and our own assumptions about future cash flows. We classified these assets as Level 3 because these assets are not traded in an active market.

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

We did not have any transfers into or out of Level 1, Level 2 and Level 3 measurements during the three and six months ended June 30, 2013 and 2012. Gains and losses (realized and unrealized) included in earnings are reported in Other income and (expenses) in the consolidated financial statements.

CPA®:17 – Global 6/30/2013 10-Q — 18

Notes to Consolidated Financial Statements

Our other financial instruments had the following carrying values and fair values as of the dates shown (in thousands):

		June 30, 2013		December 31, 2012
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt (a)	3	$1,729,294	$1,738,791	$1,633,452	$1,674,019
Notes receivable (a)	3	40,000	42,510	40,000	43,957
CMBS (b)	3	2,117	4,588	2,075	2,980
Other securities (c)	3	8,301	12,889	8,301	10,800
Deferred acquisition fees payable (d)	3	17,178	20,227	26,733	31,448

(a)         We determined the estimated fair value of these financial instruments using a discounted cash flow model with rates that take into account the credit of the tenant/obligor and interest rate risk. We also considered the value of the underlying collateral taking into account the quality of the collateral, the credit quality of the tenant/obligor, the time until maturity and the current market interest rate.

(b)         The carrying value of our commercial mortgage-backed securities (“CMBS”) represents historical cost, as we have deemed these securities to be held-to-maturity, and is inclusive of impairment charges recognized during 2012. There were no purchases, sales or impairment charges recognized during the six months ended June 30, 2013.

(c)          Reflects equity securities in a warehouse and logistics company.

(d)         We determined the estimated fair value of our deferred acquisition fees based on an estimate of discounted cash flows using two significant unobservable inputs, which are the leverage adjusted unsecured spread and an illiquidity adjustment with a weighted-average range of 275 — 325 bps and 50 — 100 bps, respectively. Significant increases or decreases to these inputs in isolation would result in a significant change in the fair value measurement.

We estimated that our remaining financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values at both June 30, 2013 and December 31, 2012.

Items Measured at Fair Value on a Non-Recurring Basis (Including Impairment Charges)

We periodically assess whether there are any indicators that the value of our real estate investments may be impaired or that their carrying value may not be recoverable. For investments in real estate for which an impairment indicator is identified, we follow a two-step process to determine whether an investment is impaired and the amount of the charge. First, we compare the carrying value of the property’s asset group to the future undiscounted net cash flows that we expect the property’s asset group will generate, including any estimated proceeds from the eventual sale of the property’s asset group. If this amount is less than the carrying value, the property’s asset group is considered to be impaired, and we then measure the loss as the excess of the carrying value of the property’s asset group over the estimated fair value of the property’s asset group, which is primarily determined using market information such as recent comparable sales or broker quotes. If relevant market information is not available or is not deemed appropriate, we perform a future net cash flow analysis discounted for inherent risk associated with each investment. We determined that the significant inputs used to value these investments fall within Level 3 for fair value accounting. As a result of our assessments, we calculated impairment charges based on market conditions and assumptions that existed at the time. The valuation of real estate is subject to significant judgment and actual results may differ materially if market conditions or the underlying assumptions change.

During the first quarter of 2012, we incurred other-than-temporary impairment charges on our CMBS portfolio totaling $2.0 million to reduce the carrying values of three CMBS tranches to zero as a result of non-performance and the advisor’s assessment that the likelihood of receiving further interest payments or return of principal was remote. All of the impairment charges were measured using unobservable inputs (Level 3) and were recorded based on market conditions and assumptions that existed at the time.

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

CPA®:17 – Global 6/30/2013 10-Q — 19

Notes to Consolidated Financial Statements

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

We measure derivative instruments at fair value and record them as assets or liabilities, depending on our rights or obligations under the applicable derivative contract. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. For a derivative designated and that qualified as a cash flow hedge, the effective portion of the change in fair value of the derivative is recognized in Other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. For a derivative designated and that qualified as a net investment hedge, the effective portion of the change in the fair value and/or the net settlement of the derivative are reported in Other comprehensive income (loss) as part of the cumulative foreign currency translation adjustment. The ineffective portion of the change in fair value of the derivative is recognized directly in earnings. Amounts are reclassified out of Other comprehensive income (loss) into earnings when the hedged investment is either sold or substantially liquidated.

CPA®:17 – Global 6/30/2013 10-Q — 20

Notes to Consolidated Financial Statements

The following table sets forth certain information regarding our derivative instruments (in thousands):

		Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
	Balance Sheet Location	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Derivatives Designated as Hedging Instruments
Foreign currency forwards	Other assets, net	$7,209	$4,229	$—	$—
Foreign currency collars	Other assets, net	2,464	2,743	—	—
Interest rate cap	Other assets, net	—	1	—	—
Interest rate swap	Other assets, net	947	—	—	—
Foreign currency forwards	Accounts payable, accrued expenses and other liabilities	—	—	(1,316)	(2,533)
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	—	—	(13,174)	(20,142)

Derivatives Not Designated as Hedging Instruments
Embedded derivatives (a)	Accounts payable, accrued expenses and other liabilities	—	—	(536)	(1,141)
Stock warrants (b)	Other assets, net	1,650	1,485	—	—
Foreign currency forward	Other assets, net	1,017	—	—	—
Swaption (c)	Other assets, net	957	—	—	—
Total derivatives		$14,244	$8,458	$(15,026)	$(23,816)

(a)         In connection with an ADC Arrangement with IDL Wheel Tenant, LLC, we agreed to fund a portion of the loan in euros and we locked the euro to U.S. dollar exchange rate at $1.278 with the developer at the time of the transaction (Note 6). This component of the loan is deemed to be an embedded derivative.

(b)        As part of our purchase of an interest in Hellweg Die Profi-Baumärkte GmbH & Co. KG (“Hellweg 2”) from Corporate Property Associates 14 Incorporated (“CPA®:14”), an affiliate at that time, in May 2011, we acquired warrants from CPA®:14, which were granted by Hellweg 2 to CPA®:14. These warrants give us participation rights to any distributions made by Hellweg 2 and we are entitled to a cash distribution that equals a certain percentage of the liquidity event price of Hellweg 2, should such a liquidity event occur.

(c)          In connection with the non-recourse debt financing related to our Cuisine Solutions, Inc. investment, we executed a swap and purchased a swaption, which grants us the right to enter into a new swap with a predetermined fixed rate should there be an extension of the loan maturity date.

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis on the balance sheet. At June 30, 2013, no cash collateral had been posted nor received for any of our derivative positions.

CPA®:17 – Global 6/30/2013 10-Q — 21

Notes to Consolidated Financial Statements

The following tables present the impact of derivative instruments on the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized in
	Other Comprehensive Income (Loss) on Derivatives (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Derivatives in Cash Flow Hedging Relationships
Interest rate swaps	$6,490	$(5,635)	$8,457	$(6,329)
Foreign currency forward contract	(1,770)	2,771	3,435	1,508
Interest rate cap (a)	298	198	565	334
Foreign currency collars	(1,077)	2,411	(61)	(206)
Put options	—	—	—	192

Derivatives in Net Investment Hedging Relationships (b)
Foreign currency contracts	(847)	2,929	1,016	1,585
Total	$3,094	$2,674	$13,412	$(2,916)

	Amount of Gain (Loss) Reclassified from
	Other Comprehensive Income (Loss) into Income (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Derivatives in Cash Flow Hedging Relationships
Foreign currency collars(c)	$(523)	$(829)	$(941)	$(1,447)
Foreign currency forwards(c)	(83)	—	(372)	(138)
Interest rate cap	298	223	565	406
Interest rate swaps	1,748	675	3,382	1,369
Total	$1,440	$69	$2,634	$190

(a)         Includes gains attributable to noncontrolling interests of $0.1 million for both the three months ended June 30, 2013 and 2012 and $0.3 million and $0.2 million for the six months ended June 30, 2013 and 2012, respectively.

(b)         The effective portion of the change in fair value and the settlement of these contracts is reported in the foreign currency translation adjustment section of Other comprehensive income (loss) until the underlying investment is sold, at which time we reclassify the gain or loss to earnings.

(c)          Gains (losses) reclassified from Other comprehensive income (loss) into income (loss) for contracts and collars that have matured are included in Other income and (expenses).

		Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives Not in Cash Flow	Location of Gain (Loss)	Three Months Ended June 30,		Six Months Ended June 30,
Hedging Relationships	Recognized in Income	2013	2012	2013	2012
Foreign currency contracts	Other income and (expenses)	$199	$—	$762	$—
Swaption	Other income and (expenses)	179	—	179	—
Interest rate swap (a)	Interest expense	76	52	179	23
Put options	Other income and (expenses)	—	—	—	(2)
Stock warrants	Other income and (expenses)	—	—	165	—
Embedded derivatives	Other income and (expenses)	(394)	—	554	—
Total		$60	$52	$1,839	$21

(a)         Relates to the ineffective portion of the hedging relationship.

See below for information on our purposes for entering into derivative instruments and for information on derivative instruments owned by unconsolidated investments, which are excluded from the tables above.

CPA®:17 – Global 6/30/2013 10-Q — 22

Notes to Consolidated Financial Statements

Interest Rate Swaps, Cap, and Swaption

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our investment partners may obtain variable-rate non-recourse mortgage loans and, as a result, may enter into interest rate swap agreements or interest rate cap agreements with counterparties. Interest rate swaps, which effectively convert the variable-rate debt service obligations of the loan to a fixed rate, are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flow over a specific period. The notional, or face, amount on which the swaps are based is not exchanged. An interest rate cap limits the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. A swaption gives us the right but not the obligation to enter into an interest rate swap, of which the terms and conditions are set on the trade date, on a specified date in the future. Our objective in using these derivatives is to limit our exposure to interest rate movements.

The interest rate swaps, cap, and swaption that we had outstanding on our consolidated subsidiaries at June 30, 2013 are summarized as follows (currency in thousands):

		Notional	Contractual	Effective	Expiration	Fair Value at
Description	Type	Amount	Interest Rate	Date	Date	June 30, 2013 (a)
Designated as Cash Flow Hedging Instruments
6-Month Euro Interbank Offered Rate (“Euribor”)	“Pay-fixed” swap	€164,250	4.2%	9/2011	9/2016	$(7,940)
3-Month Euribor	“Pay-fixed” swap	€9,909	4.4%	2/2013	2/2018	(107)
3-Month Euribor	“Pay-fixed” swap	€5,783	5.8%	7/2010	11/2017	(483)
3-Month Euribor	“Pay-fixed” swap	€3,820	4.3%	6/2012	5/2017	(108)
3-Month Euribor	“Pay-fixed” swap	€2,946	4.2%	4/2013	4/2018	4
3-Month LIBOR (b)	Interest rate cap	$117,481	N/A	8/2009	8/2014	—
1-Month LIBOR	“Pay-fixed” swap	$92,400	3.9%	2/2012	2/2017	(1,168)
3-Month LIBOR	“Pay-fixed” swap	$25,586	6.6%	1/2010	12/2019	(2,576)
1-Month LIBOR	“Pay-fixed” swap	$19,807	4.8%	12/2012	12/2022	672
1-Month LIBOR	“Pay-fixed” swap	$14,970	4.3%	4/2013	4/2018	(459)
1-Month LIBOR	“Pay-fixed” swap	$8,943	5.0%	3/2012	3/2022	29
1-Month LIBOR	“Pay-fixed” swap	$4,398	4.6%	6/2012	7/2022	113
1-Month LIBOR	“Pay-fixed” swap	$4,247	4.8%	10/2012	11/2022	129
1-Month LIBOR	“Pay-fixed” swap	$4,073	6.0%	1/2011	1/2021	(331)
1-Month LIBOR	“Pay-fixed” swap	$1,583	4.8%	12/2011	12/2021	(2)
Not Designated as a Hedging Instrument
1-Month LIBOR	Swaption	$13,230	N/A	4/2018	4/2023	957
						$(11,270)

(a)         Amounts are based on the exchange rate of the euro at June 30, 2013, as applicable.

(b)         The applicable interest rate of the related debt was 2.8%, which was below the strike price of the cap of 4.0% at June 30, 2013. The notional amount and fair value of $52.9 million and less than $0.1 million, respectively, attributable to noncontrolling interests is included in this swap.

The interest rate swap that one of our unconsolidated jointly-owned investments had outstanding at June 30, 2013 and was designated as cash flow hedge is summarized as follows (currency in thousands):

	Ownership
	Interest in Investee		Notional	Contractual	Effective	Expiration	Fair Value at
Description	at June 30, 2013	Type	Amount	Interest Rate	Date	Date	June 30, 2013
3-Month Euribor	85.0%	“Pay-fixed” swap	€14,824	1.2%	3/2013	3/2020	$30

CPA®:17 – Global 6/30/2013 10-Q — 23

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

In order to hedge certain of our foreign currency cash flow exposures, we enter into foreign currency forward contracts and collars. A foreign currency forward contract is a commitment to deliver a certain amount of currency at a certain price on a specific date in the future. By entering into forward contracts and holding them to maturity, we are locked into a future currency exchange rate for the term of the contract. A foreign currency collar consists of a written call option and a purchased put option to sell the foreign currency. These instruments lock the range in which the foreign currency exchange rate may fluctuate.

The following table presents the foreign currency derivative contracts we had outstanding and their designations at June 30, 2013 (currency in thousands, except strike price):

	Notional	Strike	Effective	Expiration	Fair Value at
Type	Amount	Price	Date	Date	June 30, 2013
Designated as Cash Flow Hedging Instruments
Collars	€24,912	$1.40 - 1.42	9/2011	9/2013 - 9/2014	$2,464
Forward contracts	€56,700	1.28 - 1.29	5/2012	12/2014 - 6/2017	(1,316)
Forward contracts	€45,000	1.39	7/2011	7/2013	3,898
Forward contracts	€24,628	1.34 - 1.35	9/2011	9/2013 - 3/2015	983
Forward contracts	€17,100	1.34	12/2012	9/2017 - 3/2018	56
Forward contracts	€11,400	1.35	6/2013	6/2018 - 9/2018	40
Forward contracts	€11,342	1.34	1/2013	9/2015 - 3/2016	337
Forward contracts	¥956,554	.0122 - .0128	12/2012	8/2013 - 12/2017	1,895
Not Designated as a Hedging Instrument
Foreign currency forward contracts	¥610,129.0128		12/2012	12/2017	1,017
					$9,374

Other

Amounts reported in Other comprehensive income (loss) related to interest rate swaps will be reclassified to interest expense as interest payments are made on our variable-rate debt. Amounts reported in Other comprehensive income (loss) related to foreign currency contracts will be reclassified to Other income and (expenses) when the hedged foreign currency proceeds from foreign operations are repatriated to the U.S. At June 30, 2013, we estimate that an additional $6.8 million, inclusive of amounts attributable to noncontrolling interests of $0.6 million, and $3.1 million will be reclassified as interest expense and other income, respectively, during the next 12 months.

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of collateral received, if any. No collateral was received as of June 30, 2013. At June 30, 2013, our total credit exposure was $8.3 million, inclusive of noncontrolling interest, and the maximum exposure to any single counterparty was $4.2 million.

Some of the agreements we have with our derivative counterparties contain certain credit contingent provisions that could result in a declaration of default against us regarding our derivative obligations if we either default or are capable of being declared in default on certain of our indebtedness. At June 30, 2013, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives that were in a net liability position was $14.8 million and $23.0 million at June 30, 2013 and December 31, 2012, respectively, which included accrued interest and any adjustment for nonperformance risk. If we had breached any of these provisions at either June 30, 2013 or December 31, 2012, we could have been required to settle our obligations under these agreements at their aggregate termination value of $16.0 million or $25.1 million, respectively.

CPA®:17 – Global 6/30/2013 10-Q — 24

Notes to Consolidated Financial Statements

Portfolio Concentration Risk

Concentrations of credit risk arise when a group of tenants is engaged in similar business activities or is subject to similar economic risks or conditions that could cause them to default on their lease obligations to us. We regularly monitor our portfolio to assess potential concentrations of credit risk. While we believe our portfolio is reasonably well diversified, it does contain concentrations in excess of 10%, based on the percentage of our annualized contractual minimum base rent for the second quarter of 2013, in certain areas. There were no significant changes to our portfolio concentrations at June 30, 2013 as compared to December 31, 2012.

Note 10. Non-Recourse Debt

2013 Activity

Non-recourse debt consists of mortgage notes payable, which are collateralized by an assignment of real property and direct financing leases, with an aggregate carrying value of approximately $2.6 billion and $2.4 billion at June 30, 2013 and December 31, 2012, respectively. At June 30, 2013, our mortgage notes payable bore interest at fixed annual rates ranging from 2.0% to 8.0% and variable effective annual rates ranging from 2.8% to 6.6%, with maturity dates ranging from 2013 to 2038.

During the six months ended June 30, 2013, we obtained new non-recourse mortgage financings totaling $118.4 million with a weighted-average annual interest rate and term of 4.5% and 9.4 years, respectively. Of the total, $23.0 million related to domestic investments acquired during 2013, $91.5 million related to domestic investments acquired during 2012, and $3.9 million related to an international investment acquired during 2012.

Scheduled Debt Principal Payments

Scheduled debt principal payments during the remainder of 2013, each of the next four calendar years following December 31, 2013, and thereafter are as follows (in thousands):

Years Ending December 31,	Total
2013 (remainder)	$45,313
2014	37,819
2015	68,125
2016	291,642
2017	340,803
Thereafter through 2038	952,548
1,736,250
Unamortized discount, net (a)	(6,956)
Total	$1,729,294

(a)         Represents the unamortized discount on three non-recourse mortgage loans.

Certain amounts in the table above are based on the applicable foreign currency exchange rate at June 30, 2013. Additionally, due to the strengthening of the U.S. dollar relative to foreign currencies during the six months ended June 30, 2013, the carrying value of our debt decreased by $12.1 million from December 31, 2012 to June 30, 2013.

Note 11. Commitments and Contingencies

At June 30, 2013, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations. See Note 4 for unfunded construction commitments.

Purchase Commitments

During the periods presented and through the date of this report, we have entered into various agreements to purchase properties in the ordinary course of business.  With certain of these agreements we have provided deposits, that, if the associated arrangement is canceled, may only be refunded to us under limited circumstances.

CPA®:17 – Global 6/30/2013 10-Q — 25

Notes to Consolidated Financial Statements

Note 12. Equity

Reclassifications Out of Accumulated Other Comprehensive Loss

The following tables present a reconciliation of changes in accumulated other comprehensive loss by component for the periods presented (in thousands):

	Three Months Ended June 30, 2013
	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains and Losses on Marketable Securities	Foreign Currency Translation Adjustments	Total
Balance - beginning of period	$(15,690)	$(446)	$(34,125)	$(50,261)
Other comprehensive income (loss) before reclassifications	1,520	23	8,489	10,032
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	2,046	—	—	2,046
Other (income) and expense	(606)	—	—	(606)
Total	1,440	—	—	1,440
Net current-period Other comprehensive income (loss)	2,960	23	8,489	11,472
Balance - end of period	$(12,730)	$(423)	$(25,636)	$(38,789)

	Six Months Ended June 30, 2013
	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains and Losses on Marketable Securities	Foreign Currency Translation Adjustments	Total
Balance - beginning of period	$(25,888)	$(470)	$(9,008)	$(35,366)
Other comprehensive income (loss) before reclassifications	10,524	47	(16,628)	(6,057)
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	3,947	—	—	3,947
Other (income) and expense	(1,313)	—	—	(1,313)
Total	2,634	—	—	2,634
Net current-period Other comprehensive income (loss)	13,158	47	(16,628)	(3,423)
Balance - end of period	$(12,730)	$(423)	$(25,636)	$(38,789)

CPA®:17 — Global 6/30/2013 10-Q — 26

Notes to Consolidated Financial Statements

	Three Months Ended June 30, 2012
	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains and Losses on Marketable Securities	Foreign Currency Translation Adjustments	Total
Balance - beginning of period	$(14,416)	$(1,506)	$(2,290)	$(18,212)
Other comprehensive (loss) income before reclassifications	2,516	229	(36,093)	(33,348)
Amounts reclassified from accumulated other comprehensive income to:
Interest expense	898	—	—	898
Other (income) and expense	(829)	754	—	(75)
Total	69	754	—	823
Net current-period Other comprehensive (loss) income	2,585	983	(36,093)	(32,525)
Balance - end of period	$(11,831)	$(523)	$(38,383)	$(50,737)

	Six Months Ended June 30, 2012
	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains and Losses on Marketable Securities	Foreign Currency Translation Adjustments	Total
Balance - beginning of period	$(8,765)	$(1,506)	$(22,330)	$(32,601)
Other comprehensive (loss) income before reclassifications	(3,256)	229	(16,053)	(19,080)
Amounts reclassified from accumulated other comprehensive income to:
Interest expense	1,775	—	—	1,775
Other (income) and expense	(1,585)	754	—	(831)
Total	190	754	—	944
Net current-period Other comprehensive (loss) income	(3,066)	983	(16,053)	(18,136)
Balance - end of period	$(11,831)	$(523)	$(38,383)	$(50,737)

Note 13. Subsequent Events

During July 2013, we acquired two international investments located in Poland and the Netherlands for a total cost of approximately $124.7 million, which includes total acquisition fees of approximately $5.6 million.

We are currently evaluating the purchase price allocation following these acquisitions. It is not practicable to disclose the preliminary purchase price allocation or unaudited consolidated pro forma financial information given the short period of time between the acquisition date and the issuance of these interim consolidated financial statements.

CPA®:17 – Global 6/30/2013 10-Q — 27

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

Business Overview

As described in more detail in Item 1 in our 2012 Annual Report, we are a publicly owned, non-listed REIT that invests primarily in commercial properties leased to companies domestically and internationally. As opportunities arise, we also make other types of commercial real estate related investments. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions to our stockholders and other factors. We earn revenue principally by leasing the properties we own to single corporate tenants, primarily on a net-lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, contractual rent adjustments, tenant defaults and sales of properties.

Financial and Operating Highlights

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Total revenues	$90,259	$68,721	$178,117	$134,525
Net income attributable to CPA®:17 — Global stockholders	12,803	14,266	27,627	25,389

Cash distributions paid	50,208	35,106	96,621	67,393

Net cash provided by operating activities			93,752	80,026
Net cash used in investing activities			(147,288)	(229,339)
Net cash provided by financing activities			29,384	402,378

Supplemental financial measure:
Modified funds from operations (a)	35,016	30,948	69,424	59,646

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

Total revenues, Net cash provided by operating activities, and MFFO all increased for the three and six months ended June 30, 2013 as compared to the same periods in 2012, primarily reflecting the increase in the number of and the performance of our investments during 2013 and 2012.

Net income attributable to CPA®:17 — Global stockholders decreased for the three months ended June 30, 2013 as compared to the same period in 2012 due to a non-recurring gain of $1.9 million related to our share of a gain on the extinguishment of debt recognized by a jointly-owned investment during second quarter of 2012. Net income attributable to CPA®:17 — Global stockholders increased for the six months ended June 30, 2013 as compared to the same period in 2012, primarily reflecting the increase in the number of and the performance of our investments during 2013 and 2012.

Our quarterly cash distribution was $0.1625 per share for the second quarter of 2013, which equated to $0.6500 per share on an annualized basis, and was paid on July 15, 2013 to stockholders of record at June 30, 2013.

CPA®:17 — Global 6/30/2013 10-Q — 28

Results of Operations

The following tables present other operating data that management finds useful in evaluating results of operations:

	June 30, 2013	December 31, 2012
Occupancy rate - leased properties	100%	100%
Number of leased properties (a)	340	335
Number of operating properties (b)	67	59

	Six Months Ended June 30,
	2013	2012
Acquisition volume - consolidated subsidiaries (in millions)	$100.6	$242.2
Acquisition volume - equity investments (in millions)	$81.2	$—
Financing obtained (in millions)	$118.4	$142.5
Funds raised (in millions) (c)	$1.3	$362.7
Average U.S. dollar/euro exchange rate (d)	$1.3135	$1.2981
U.S. Consumer Price Index (“CPI”) (e)	233.5	229.5

(a)         These amounts reflect net-leased properties in which we had a full or partial ownership interest.

(b)         Operating properties are comprised of full or partial ownership interests in self-storage and hotel properties, all of which are managed by third parties.

(c)          Reflects funds raised in our follow-on offering, which was terminated January 31, 2013.

(d)         The average conversion rate for the U.S. dollar in relation to the euro increased by approximately 1.2% during the six months ended June 30, 2013 in comparison to the same period in 2012, resulting in a positive impact on earnings for our euro-denominated investments in the current year period.

(e)          Most of our domestic lease agreements include contractual increases indexed to the change in the CPI.

CPA®:17 — Global 6/30/2013 10-Q — 29

The following table sets forth the net lease revenues (i.e., rental income and interest income from direct financing leases) that we earned from lease obligations through our consolidated real estate investments (in thousands):

	Six Months Ended June 30,
Lessee	2013	2012
Same Store Properties:
Domestic:
The New York Times Company (a)	$13,882	$13,697
General Parts Inc., Golden State Supply LLC, Straus-Frank Enterprises LLC, General Parts Distribution LLC and Worldpac Inc.	9,830	9,604
Terminal Freezers, LLC	5,278	5,048
Flanders Corporation	3,611	3,155
LifeTime Fitness, Inc.	3,406	3,408
Angelica Corporation	2,594	2,516
Flint River Services, LLC	2,533	2,532
Frontier Spinning Mills, Inc. (a)	2,299	2,274
The Sun Products Corporation	2,251	2,251
McKesson Corporation (formerly US Oncology, Inc.)	2,094	2,094
JP Morgan Chase Bank, National Association and AT&T Wireless Services	2,026	1,993
Kronos Products, Inc.	1,957	1,930
Harbor Freight Tools, USA, Inc. (b)	1,816	1,690
Laureate Education, Inc.	1,464	1,492
Berry Plastics Corporation	1,422	1,386
Mori Seiki USA, Inc.	1,405	1,405
Various	3,434	3,307
	61,302	59,782
International: (c)
Metro Cash & Carry Italia S.p.A.	15,113	14,677
Agrokor d.d.	10,166	9,630
Eroski Sociedad Cooperativa	5,324	5,149
DTS Distribuidora de Television Digital SA	4,567	4,416
Actebis Peacock GmbH (a)	2,060	1,998
Waldaschaff Automotive Nagold GmbH (a)	1,629	1,622
TDG Limited (d)	1,394	1,438
Various	2,053	2,007
	42,306	40,937
	103,608	100,719
Recent Acquisitions (Date Acquired):
Domestic:
KBR, Inc. (11/2012)	7,984	—
Blue Cross and Blue Shield of Minnesota, Inc. (1/2012)	6,761	6,311
RLJ-McLarty-Landers Automotive Holdings, LLC (9/2012)	2,861	—
Walgreens Co. (3/2012)	1,694	1,460
RR Donnelley & Sons Company (9/2012)	1,542	—
Sabre Communications Corporation and Cellxion, LLC (6/2012, 3/2012)	1,477	705
Cuisine Solutions, Inc. (10/2012)	1,268	—
Education Management Corporation (12/2012)	1,211	—
Various	5,085	584
	29,883	9,060
International: (c)
Agrokor d.d. (12/2012)	2,009	—
Wanbishi Archives Co. Ltd (12/2012) (a) (e)	1,616	—
Various	1,366	—
	4,991	—
	34,874	9,060
	$138,482	$109,779

CPA®:17 — Global 6/30/2013 10-Q — 30

(a)         These revenues were generated in consolidated investments, generally with our affiliates, and on a combined basis include revenues applicable to noncontrolling interests totaling $8.4 million for both the six months ended June 30, 2013 and 2012.

(b)         This increase was due to a lease restructuring in the first quarter of 2013.

(c)          Amounts are subject to fluctuations in the exchange rate of the euro. The average conversion rate for the U.S. dollar in relation to the euro increased by approximately 1.2% during the six months ended June 30, 2013 in comparison to the same period in 2012, resulting in a positive impact on lease revenues for our euro-denominated investments in the current year period.

(d)         Amounts are subject to fluctuations in the exchange rate of the British pound sterling. The average conversion rate for the U.S. dollar in relation to the British pound sterling decreased by approximately 2.5% during the six months ended June 30, 2013 in comparison to the same period in 2012, resulting in a negative impact on lease revenues for this investment in the current year period.

(e)          Amount is subject to fluctuations in the exchange rate of the Japanese yen.

We recognize income from equity investments in real estate, of which lease revenues are a significant component. The following table sets forth the net lease revenues earned by these investments from continuing operations. Amounts provided are the total amounts attributable to the investments and do not represent our proportionate share (dollars in thousands):

	Ownership Interest	Six Months Ended June 30,
Lessee (Date Acquired)	at June 30, 2013	2013	2012
Hellweg Die Profi-Baumärkte GmbH & Co. KG (5/2011) (a)	33%	$17,911	$17,352
U-Haul Moving Partners, Inc. and Mercury Partners, LP (5/2011)	12%	16,154	16,154
C1000 Logistiek Vastgoed B.V. (1/2011) (a)	85%	7,547	7,261
Tesco plc (7/2009) (a)	49%	3,730	3,617
Berry Plastics Corporation (12/2007) (b)	50%	3,541	3,498
Dick’s Sporting Goods, Inc. (5/2011)	45%	1,663	1,650
Eroski Sociedad Cooperativa - Mallorca (6/2010) (a)	30%	1,526	1,508
		$52,072	$51,040

(a)         Amounts are subject to fluctuations in foreign currency exchange rates. The average conversion rate for the U.S. dollar in relation to the euro during the six months ended June 30, 2013 increased by approximately 1.2% in comparison to the same period in 2012, resulting in a positive impact on lease revenues for our euro-denominated investments in the current year period.

(b)         We also consolidate an investment with one of our affiliates that leases another property to this lessee.

Leasing Activity

The following discussion presents a summary of our leasing activity on our existing properties for the periods presented and does not include new acquisitions.

During the three months ended June 30, 2013, we did not modify any existing leases.

During the three months ended June 30, 2012, we modified four leases with existing tenants totaling approximately 1.5 million square feet of leased space. These leases were either lease extensions or expansions of leased space with existing tenants. The average new rent for these leases was $4.93 per square foot and the average former rent was $4.33 per square foot. There were no tenant improvement allowances or concessions related to any of these leases.

During the six months ended June 30, 2013, we modified one existing lease with an existing tenant to add approximately 1.0 million square feet of leased space at the same rental rate per square foot. The average rent for this lease was $3.22 per square foot. There were no tenant improvement allowances or concessions related to this lease.

During the six months ended June 30, 2012, we modified five leases totaling approximately 2.2 million square feet with existing tenants. These leases were either lease extensions or expansions of leased space with existing tenants. The average new rent for these leases was $4.86 per square foot and the average former rent was $4.33 per square foot. There were no tenant improvement allowances or concessions related to any of these leases.

CPA®:17 — Global 6/30/2013 10-Q — 31

Lease Revenues

As of June 30, 2013, approximately 52.1% of our net leases, based on annualized contractual minimum base rent, provide for adjustments based on formulas indexed to changes in the CPI, or other similar indices for the jurisdiction in which the property is located, some of which have caps and/or floors. In addition, approximately 47.3% of our net leases on that same basis have fixed rent adjustments with contractual minimum base rent scheduled to increase by an average of 3.9% in the next 12 months. We own international investments and, therefore, lease revenues from these investments are subject to fluctuations in exchange rate movements in foreign currencies, primarily the euro.

For the three and six months ended June 30, 2013 as compared to the same periods in 2012, lease revenues increased by $13.7 million and $28.7 million, respectively, primarily due to our investment activity during 2013 and 2012, which contributed revenues of $13.7 million and $25.8 million, respectively, and scheduled rent increases at several properties, which contributed $1.0 million and $2.0 million, respectively. These increases were partially offset by lease restructurings, which reduced lease revenues by $1.3 million and $1.0 million, respectively.

Other Operating Income

Other operating income generally consists of costs reimbursable by tenants and non-rent related revenues. To the extent a property is leased on a net-lease basis, reimbursable tenant costs are recorded as both income and property expense and, therefore, have no impact on net income. For the three and six months ended June 30, 2013 as compared to the same periods in 2012, other operating income increased by $4.0 million and $7.7 million, respectively, primarily due to increases of $3.2 million and $6.0 million, respectively, in reimbursable tenant costs as a result of our investment activity in 2013 and 2012.

Other Real Estate Operations

Other real estate operations represent the results of operations (revenues and operating expenses) of our hotel investment and 66 self-storage properties. For the three and six months ended June 30, 2013 as compared to the same periods in 2012, Other real estate income increased by $3.8 million and $7.1 million, respectively, and Other real estate expenses increased by $3.5 million and $6.3 million, respectively. The increases were primarily due to the acquisition of two self-storage properties during the first and second quarters of 2013 and a total of 14 self-storage properties during the second, third, and fourth quarters of 2012.

Depreciation and Amortization

For the three and six months ended June 30, 2013 as compared to the same periods in 2012, depreciation and amortization increased by $5.9 million and $14.2 million, respectively, as a result of investments we entered into during 2013 and 2012.

General and Administrative

For the three and six months ended June 30, 2013 as compared to the same periods in 2012, general and administrative expense increased by $0.9 million and $3.8 million, respectively, primarily due to increases in management expenses of $0.4 million and $2.1 million, respectively, and acquisition-related fees of $0.3 million and $1.2 million, respectively. Management expenses increased primarily due to an amendment to our advisory agreement in 2012 related to the basis of allocating advisor personnel expenses amongst WPC and the CPA REITs (Note 3). Management expenses include our reimbursements to the advisor for the allocated costs of personnel and overhead in providing management of our day-to-day operations, including accounting services, stockholder services, corporate management, and property management and operations. Acquisition-related fees reflect costs expensed related to several acquisitions during 2013 and 2012, which were accounted for as business combinations (Note 4).

Property Expenses

For the three and six months ended June 30, 2013 as compared to the same periods in 2012, property expenses increased by $5.1 million and $9.3 million, respectively, primarily due to increases in reimbursable tenant costs of $3.2 million and $6.0 million, respectively, as a result of investments we entered into in 2013 and 2012. In addition, asset management fees increased by $0.6 million and $1.2 million, respectively, as a result of 2013 and 2012 investment volume, which increased the asset base from which the advisor earns a fee. Professional fees, which include legal and accounting expenses incurred for certain properties, increased by $0.7 million and $0.8 million, respectively.

CPA®:17 – Global 6/30/2013 10-Q — 32

Impairment Charges

During the six months ended June 30, 2012, we incurred other-than-temporary impairment charges of $2.0 million to reduce the carrying values of three CMBS tranches to zero as a result of non-performance and the advisor’s assessment that the likelihood of receiving further interest payments or return of principal was remote. At June 30, 2013, the carrying value of our remaining CMBS securities was $2.1 million (Note 8). We did not incur any impairment charges during the three and six months ended June 30, 2013.

Net Income from Equity Investments in Real Estate

Income from equity investments in real estate are recognized in accordance with each respective investment agreement and, where applicable, based upon an allocation of the investment’s net assets at book value as if the investment was hypothetically liquidated at the end of each reporting period.

For the three months ended June 30, 2013 as compared to the same period in 2012, income from equity investments in real estate decreased by $2.2 million, primarily due to a $1.9 million gain recognized in second quarter of 2012 related to our share of gain on the extinguishment of debt recognized by the Hellweg 2 investment and a $0.4 million decrease in equity income related to the C1000 Logistiek Vastgoed B.V. investment due to higher loan payments and interest expense as a result of the debt refinancing during first quarter of 2013.

For the six months ended June 30, 2013 as compared to the same period in 2012, income from equity investments in real estate decreased by $1.4 million, primarily due to the gain recognized in second quarter of 2012 related to the Hellweg 2 investment and the decrease in equity income regarding the related debt refinancing, both as described above. These decreases were partially offset by $0.6 million in equity income related to our BPS Parent, LLC investment, which was acquired during the fourth quarter of 2012.

Other Income and (Expenses)

Other income and (expenses) primarily consists of gains and losses on foreign currency transactions and derivative instruments. We and certain of our foreign consolidated subsidiaries have intercompany debt or advances that are not denominated in the investment’s functional currency. For intercompany transactions that are of a long-term investment nature, the gain or loss is recognized as a cumulative translation adjustment in Other comprehensive income or loss. We also recognize gains or losses on foreign currency transactions when we repatriate cash from our foreign investments. In addition, we have certain derivative instruments, including common stock warrants and foreign currency contracts that are not designated as hedging, for which realized and unrealized gains and losses are included in earnings. The timing and amount of such gains or losses cannot always be estimated and are subject to fluctuation.

For the three months ended June 30, 2013 as compared to the same period in 2012, net Other income increased by $0.5 million as a result of a non-recurring loss recognized on CMBS related to non-credit factors in the second quarter of 2012.

For the six months ended June 30, 2013 as compared to the same period in 2012, net Other income increased by $5.4 million, primarily due to an increase in realized foreign currency transaction gains of $2.0 million related to cash repatriation from our foreign investments during the first and second quarters of 2013, an increase in net realized gains related to derivatives of $1.4 million, and a non-recurring loss of $0.8 million recognized on CMBS related to non-credit factors in the second quarter of 2012.

Interest Expense

For the three and six months ended June 30, 2013 as compared to the same periods in 2012, interest expense increased by $4.4 million and $9.2 million, respectively, primarily as a result of mortgage financing obtained or assumed in connection with our investment activity during 2013 and 2012.

Provision for Income Taxes

For the six months ended June 30, 2013 as compared to the same period in 2012, provision for income taxes increased by $1.2 million, primarily due to changes in foreign tax estimates of $1.0 million.

CPA®:17 – Global 6/30/2013 10-Q — 33

(Loss) Income from Discontinued Operations

During the six months ended June 30, 2012, we recognized income from discontinued operations of $0.8 million, primarily due to a gain on the sale of properties of $0.7 million during the first quarter of 2012.

Net Income Attributable to Noncontrolling Interests

For the three and six months ended June 30, 2013 as compared to the same periods in 2012, net income attributable to noncontrolling interests increased by $1.0 million and $2.7 million, respectively, primarily due to an increase in cash distributions paid to the advisor as a result of our 2013 and 2012 investment activity. As discussed in Note 3 to the consolidated financial statements, the advisor owns a special general partner interest in our Operating Partnership entitling it to up to 10% of the available cash of our Operating Partnership.

Net Income Attributable to CPA®:17 — Global Stockholders

For the three and six months ended June 30, 2013 as compared to the same periods in 2012, the resulting net income attributable to CPA®:17 — Global stockholders decreased by $1.5 million and increased by $2.2 million, respectively.

Modified Funds from Operations (“MFFO”)

MFFO is a non-GAAP measure that we use to evaluate our business. For a definition of MFFO and a reconciliation to net income attributable to CPA®:17 — Global stockholders, see Supplemental Financial Measures below. For the three and six months ended June 30, 2013 as compared to the same periods in 2012, MFFO increased by $4.1 million and $9.8 million, respectively, primarily as a result of the increase in the number of and the performance of our investments during 2013 and 2012.

Financial Condition

Sources and Uses of Cash During the Period

We expect to continue to invest the proceeds of our follow-on offering in a diversified portfolio of income-producing commercial properties and other real estate related assets. We use the cash flow generated from our investments to meet our operating expenses, service debt and fund distributions to our stockholders. Our cash flows fluctuate period to period due to a number of factors, which may include, among other things, the timing of purchases and sales of real estate, the timing of the receipt of the proceeds from and the repayment of mortgage loans and receipt of lease revenues, the advisor’s annual election to receive fees in shares of our common stock or cash, the timing and characterization of distributions received from equity investments in real estate, the timing of payments of distributions of available cash to the advisor, and changes in foreign currency exchange rates. Despite these fluctuations, we believe our net leases and other real estate related assets will generate sufficient cash from operations and from equity distributions in excess of equity income in real estate to meet our normal recurring short-term and long-term liquidity needs. However, until we have fully invested the proceeds of our follow-on offering, we have used, and may in the future use, a portion of the offering proceeds to fund our operating activities. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the period are described below.

Operating Activities

Net cash flow provided by operating activities during the six months ended June 30, 2013 increased by $13.7 million compared to the same period in 2012, primarily as a result of the increase in the number of and the performance of our investments during 2013 and 2012. During the six months ended June 30, 2013, we used cash flows provided by operating activities of $93.8 million primarily to fund cash distributions paid to our stockholders of $49.7 million, excluding $46.9 million in distributions that were reinvested in shares of our common stock by stockholders through our DRIP, and to pay distributions of $13.9 million to affiliates that hold noncontrolling interests in various entities with us. For 2013, the advisor elected to continue to receive its asset management fees in shares of our common stock and, as a result, during the six months ended June 30, 2013, we paid asset management fees of $9.9 million through the issuance of stock rather than in cash.

Investing Activities

Our investing activities are generally comprised of real estate-related transactions (purchases and sales), payment of deferred acquisition fees to the advisor related to asset acquisitions and capitalized property-related costs. During the six months ended

CPA®:17 – Global 6/30/2013 10-Q — 34

June 30, 2013, we used $97.5 million primarily to acquire six investments and to fund construction costs on our build-to-suit projects (Note 4). We contributed $51.4 million to jointly-owned investments primarily to fund ADC arrangements of $27.7 million and to acquire an equity interest in Madison Storage NYC, LLC for $23.1 million (Note 6). We received $3.5 million in distributions from our equity investments in real estate in excess of cumulative equity in net income. Funds totaling $6.5 million and $12.8 million, respectively, were invested in and released from lender-held investment accounts. We paid VAT, totaling $3.0 million, in connection with several international investments. We recovered $4.5 million of foreign VAT during the six months ended June 30, 2013, including amounts paid in prior years. Payments of deferred acquisition fees to the advisor totaled $9.6 million.

Financing Activities

As noted above, during the six months ended June 30, 2013, we received $48.4 million in net proceeds, primarily from our DRIP, and $118.4 million in proceeds from mortgage financings related to 2013 and 2012 investment activity. We paid distributions of $96.6 million to our stockholders and $13.9 million to affiliates that hold noncontrolling interests in various entities with us. We made scheduled mortgage principal installments of $11.4 million and used $9.3 million to repurchase shares through our redemption plan, as described below. Funds totaling $5.1 million were released from lender-held investment accounts.

Our objectives are to generate sufficient cash flow over time to provide our stockholders with increasing distributions and to seek investments with potential for capital appreciation throughout varying economic cycles. During the six months ended June 30, 2013, we declared distributions to our stockholders totaling $100.9 million, which were comprised of cash distributions of $52.0 million and $48.9 million of distributions reinvested by stockholders through our DRIP. We funded 93% of these distributions from Net cash provided by operating activities, with the remainder being funded from proceeds of our public offerings. We funded 94% of our cumulative distributions from Net cash provided by operating activities, with the remainder being funded from proceeds of our public offerings. In determining our distribution policy during the periods in which we are investing capital, we place primary emphasis on projections of cash flow from operations, together with cash distributions from our unconsolidated investments, rather than on historical results of operations (though these and other factors may be a part of our consideration). In setting a distribution rate, we thus focus primarily on expected returns from those investments we have already made, as well as our anticipated rate of return from future investment, to assess the sustainability of a particular distribution rate over time.

We maintain a quarterly redemption plan pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from stockholders seeking liquidity. During the six months ended June 30, 2013, we received requests to redeem 979,026 shares of our common stock pursuant to our redemption plan, all of which were redeemed in the same period, at a weighted-average price of $9.45 per share, which is net of redemption fees.

Liquidity is affected adversely by unanticipated costs and greater-than-anticipated operating expenses. To the extent that our cash reserves are insufficient to satisfy our cash requirements, additional funds may be provided from cash generated from operations. In addition, we may incur indebtedness in connection with the acquisition of any property, financing or refinancing of any debt on the property, or arranging for the leveraging of any previously unfinanced property.

CPA®:17 – Global 6/30/2013 10-Q — 35

Summary of Financing

The table below summarizes our non-recourse debt (dollars in thousands):

	June 30, 2013	December 31, 2012
Carrying Value
Fixed rate	$1,161,143	$1,096,488
Variable rate (a)	568,151	536,964
Total	$1,729,294	$1,633,452

Percent of Total Debt
Fixed rate	67%	67%
Variable rate (a)	33%	33%
	100%	100%
Weighted-Average Interest Rate at End of Period
Fixed rate	5.5%	5.5%
Variable rate (a)	4.0%	4.0%

(a)         Variable-rate debt at June 30, 2013 primarily consisted of (i) $419.0 million that was effectively converted to fixed-rate debt through interest rate swap derivative instruments, (ii) $117.4 million that was subject to an interest rate cap, but for which the applicable interest rate was below the interest rate of the cap at June 30, 2013, (iii) $26.8 million of floating-rate debt, and (iv) $5.0 million in mortgage loan obligations that bore interest at fixed rates but have interest rate reset features that may change the interest rates to then-prevailing market fixed rates at certain points during their term.

Cash Resources

At June 30, 2013, our cash resources consisted of cash and cash equivalents totaling $626.8 million. Of this amount, $33.0 million, at then-current exchange rates, was held in foreign subsidiaries, but we could be subject to restrictions or significant costs should we decide to repatriate these amounts. We also had unleveraged properties that had an aggregate carrying value of $246.8 million at June 30, 2013, although there can be no assurance that we would be able to obtain financing for these properties. Our cash resources may be used for future investments and can be used for working capital needs and other commitments.

Cash Requirements

During the next 12 months, we expect that our cash payments will include acquiring new investments, paying distributions to our stockholders and to our affiliates that hold noncontrolling interests in entities we control and making scheduled mortgage loan principal payments, as well as other normal recurring operating expenses. Balloon payments totaling $44.5 million on our consolidated mortgage loan obligations are due during the next 12 months. In addition, our share of balloon payments due during the next 12 months on our unconsolidated jointly-owned investments totaled $16.7 million. Our advisor is actively seeking to refinance certain of these loans, although there can be no assurance that it will be able to do so on favorable terms, if at all.

We expect to fund future investments, any capital expenditures on existing properties, and scheduled debt maturities on mortgage loans through the use of our cash reserves and cash generated from operations. We intend to continue to use the remaining net proceeds of our follow-on offering to acquire, own and manage a portfolio of commercial real estate properties leased to a diversified group of companies primarily on a single tenant net lease basis.

CPA®:17 – Global 6/30/2013 10-Q — 36

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements and other contractual obligations at June 30, 2013 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Non-recourse debt — principal (a)	$1,736,250	$68,461	$96,520	$754,774	$816,495
Deferred acquisition fees — principal	16,707	10,704	6,003	—	—
Interest on borrowings and deferred acquisition fees	509,219	85,424	158,975	114,434	150,386
Subordinated disposition fees (b)	202	—	—	—	202
Capital commitments (c)	181,690	145,406	35,831	453	—
Operating and other lease commitments (d)	22,324	2,499	4,744	5,889	9,192
Asset retirement obligations (e)	19,685	—	—	—	19,685
	$2,486,077	$312,494	$302,073	$875,550	$995,960

(a)         Excludes $7.0 million of unamortized discount on three notes, which was included in Non-recourse debt at June 30, 2013.

(b)         Represents amounts that may be payable to the advisor in connection with sales of assets if minimum stockholder returns are satisfied (Note 3). There can be no assurance as to whether or when these fees will be paid.

(c)          Capital commitments include (i) current build-to-suit projects of $94.0 million (Note 4), (ii) capital commitments related to the ADC arrangements of $85.9 million (Note 6), and (iii) $1.8 million related to other construction commitments. Amounts are based on the exchange rate of the euro at June 30, 2013, as applicable.

(d)         Operating and other lease commitments consist of rental obligations under ground leases and our share of future minimum rents payable pursuant to our advisory agreement for the purpose of leasing office space used for the administration of real estate entities as well as future minimum rents payable under a lease executed in June 2010 (denominated in British pound sterling) in conjunction with an investment in the United Kingdom. Amounts are allocated among WPC and the CPA REITs based on gross revenues and are adjusted quarterly.

(e)          Represents the future amount of obligations estimated for the removal of asbestos and environmental waste in connection with several of our acquisitions upon the retirement or a sale of the asset (Note 4).

Amounts in the table above related to our foreign operations are based on the exchange rate of the local currencies at June 30, 2013, which consisted primarily of the euro. At June 30, 2013, we had no material capital lease obligations for which we were the lessee, either individually or in the aggregate.

Equity Investments

We have interests in unconsolidated investments that own single-tenant properties net leased to companies. Generally, the underlying investments are jointly-owned with our affiliates. At June 30, 2013, on a combined basis, these investments had total assets of approximately $1.2 billion, third-party debt of $0.7 billion, and total asset retirement obligations of $1.6 million. At that date, our pro rata share of their aggregate debt was $301.1 million. Cash requirements with respect to our share of these debt obligations are discussed above under Cash Requirements.

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

CPA®:17 – Global 6/30/2013 10-Q — 37

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

Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) were put into effect in 2009. These other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, such as acquisition fees, that are typically accounted for as operating expenses. Management believes these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. While other start-up entities may also experience significant acquisition activity during their initial years, we believe that non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after acquisition activity ceases. As disclosed in the prospectus for our follow-on offering dated April 7, 2011 (the “Prospectus”), we intend to begin the process of achieving a liquidity event (i.e., listing of our common stock on a national exchange, a merger or sale of our assets or another similar transaction) within eight to 12 years following the investment of substantially all of the net proceeds from our initial offering, which terminated in April 2011. Thus, we do not intend to continuously purchase assets and intend to have a limited life. Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association (“IPA”), an industry trade group, has standardized a measure known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating

CPA®:17 – Global 6/30/2013 10-Q — 38

performance of a non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring properties and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance now that our offering has been completed and once all of our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance since our offering and most of our acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. Investors are cautioned that MFFO should only be used to assess the sustainability of a company’s operating performance after a company’s offering has been completed and properties have been acquired, as it excludes acquisition costs that have a negative effect on a company’s operating performance during the periods in which properties are acquired.

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

CPA®:17 – Global 6/30/2013 10-Q — 39

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

CPA®:17 – Global 6/30/2013 10-Q — 40

FFO and MFFO were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income attributable to CPA®:17 — Global stockholders	$12,803	$14,266	$27,627	$25,389
Adjustments:
Depreciation and amortization of real property	22,234	16,459	44,530	30,652
Gain on sale of real estate	—	—	—	(740)
Proportionate share of adjustments to equity in net income of partially-owned entities to arrive at FFO:
Depreciation and amortization of real property	3,971	4,100	7,227	8,500
Impairment charges	—	(54)	—	(54)
Proportionate share of adjustments for noncontrolling interests to arrive at FFO	(152)	(150)	(308)	(279)
Total adjustments	26,053	20,355	51,449	38,079
FFO — as defined by NAREIT	38,856	34,621	79,076	63,468
Adjustments:
Other non-real estate depreciation, amortization and non-cash charges	409	832	(1,229)	1,005
Straight-line and other rent adjustments (a)	(5,278)	(3,275)	(10,608)	(7,217)
Impairment charges (b)	—	—	—	2,019
Acquisition expenses (c)	1,398	1,007	3,137	1,725
Above- and below-market rent intangible lease amortization, net (d)	(57)	251	(166)	533
Amortization of premiums on debt investments, net	35	32	69	69
Realized gains on foreign currency, derivatives and other	(757)	(1,183)	(2,898)	(1,669)
Proportionate share of adjustments to equity in net income of partially-owned entities to arrive at MFFO:
Other non-real estate depreciation, amortization and non-cash charges	10	—	12	9
Straight-line and other rent adjustments (a)	(21)	(19)	(19)	(28)
Gain on extinguishment of debt	—	(1,914)	—	(1,914)
Acquisition expenses (c)	64	64	1,315	128
Above- and below-market rent intangible lease amortization, net (d)	310	7	621	14
Realized losses on foreign currency, derivatives and other	2	17	2	17
Proportionate share of adjustments for noncontrolling interests to arrive at MFFO	45	508	112	1,487
Total adjustments	(3,840)	(3,673)	(9,652)	(3,822)
MFFO	$35,016	$30,948	$69,424	$59,646

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

CPA®:17 – Global 6/30/2013 10-Q — 41

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

Interest Rate Risk

The carrying value of our real estate, related fixed-rate debt obligations and note receivable is subject to fluctuations based on changes in interest rates. The value of our real estate is also subject to fluctuations based on local and regional economic conditions and changes in the creditworthiness of lessees, all of which may affect our ability to refinance property-level mortgage debt when balloon payments are scheduled. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions, and other factors beyond our control. An increase in interest rates would likely cause the fair value of our owned assets to decrease. Increases in interest rates may also have an impact on the credit profile of certain tenants.

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain non-recourse mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our investment partners may obtain variable-rate non-recourse mortgage loans and, as a result, may enter into interest rate swap agreements or interest rate cap agreements with lenders that effectively convert the variable-rate debt service obligations of the loan to a fixed rate or limit the underlying interest rate from exceeding a specified strike rate, respectively. Interest rate swaps are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flows over a specific period, and interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments designated as cash flow hedges on the forecasted interest payments on the debt obligation. The notional, or face, amount on which the swaps or caps are based is not exchanged. Our objective in using these derivatives is to limit our exposure to interest rate movements. At June 30, 2013, we estimate that the net fair value of our interest rate cap and interest rate swaps, which are included in Other assets, net and Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was in a net liability position of $11.3 million (Note 9).

CPA®:17 – Global 6/30/2013 10-Q — 42

At June 30, 2013, all of our debt either bore interest at fixed rates, was swapped to a fixed rate, was subject to an interest rate cap, or bore interest at fixed rates that were scheduled to convert to then-prevailing market fixed rates at certain future points during their term. The annual interest rates on our fixed-rate debt at June 30, 2013 ranged from 2.0% to 8.0%. The contractual interest rates on our variable-rate debt at June 30, 2013 ranged from 2.8% to 6.6%. Our debt obligations are more fully described under Financial Condition in Item 2 above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at June 30, 2013 (in thousands):

	2013
	(Remainder)	2014	2015	2016	2017	Thereafter	Total	Fair value
Fixed-rate debt (a)	$42,077	$31,261	$61,449	$71,107	$196,979	$758,954	$1,161,827	$1,162,827
Variable-rate debt (a)	$3,236	$6,558	$6,676	$220,535	$143,824	$193,594	$574,423	$575,964

(a)         Amounts are based on the exchange rate at June 30, 2013, as applicable.

The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps or that has been subject to an interest rate cap is affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at June 30, 2013 by an aggregate increase of $62.3 million or an aggregate decrease of $81.9 million, respectively. This debt is generally not subject to short-term fluctuations in interest rates.

Foreign Currency Exchange Rate Risk

We own investments in Europe and in Asia, and as a result are subject to risk from the effects of exchange rate movements in the euro and, to a lesser extent, the British pound sterling and the Japanese yen, which may affect future costs and cash flows. Although all of our foreign investments through the second quarter of 2013 were conducted in these currencies, we are likely to conduct business in other currencies in the future as we seek to invest funds from our offering internationally. We manage foreign currency exchange rate movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the same currency. This reduces our overall exposure to the net cash flow from that investment. In addition, we may use currency hedging to further reduce the exposure to our equity cash flow. However, we are subject to foreign currency exchange rate movements to the extent of the difference in timing and amount of the rental obligation and the debt service. We are generally a net receiver of these currencies (we receive more cash than we pay out), and therefore our foreign operations benefit from a weaker U.S. dollar, and are adversely affected by a stronger U.S. dollar, relative to the foreign currency.

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

Scheduled future minimum rents, exclusive of renewals, under non-cancelable operating leases, for our foreign operations for the remainder of 2013, each of the next four calendar years following December 31, 2013, and thereafter are as follows (in thousands):

	2013
Lease Revenues (a)	(Remainder)	2014	2015	2016	2017	Thereafter	Total
Euro (b)	$43,278	$86,579	$86,606	$86,607	$86,607	$950,821	$1,340,498
British pound sterling (c)	2,734	5,447	5,447	5,448	5,447	71,535	96,058
Japanese yen (d)	1,493	2,985	2,985	3,053	3,075	13,052	26,643
	$47,505	$95,011	$95,038	$95,108	$95,129	$1,035,408	$1,463,199

CPA®:17 – Global 6/30/2013 10-Q — 43

Scheduled debt service payments (principal and interest) for mortgage notes payable for our foreign operations for the remainder of 2013, each of the next four calendar years following December 31, 2013, and thereafter are as follows (in thousands):

	2013
Debt Service (a) (e)	(Remainder)	2014	2015	2016	2017	Thereafter	Total
Euro (b)	$36,627	$29,304	$70,021	$249,775	$141,921	$14,442	$542,090
British pound sterling (c)	226	451	451	13,038	—	—	14,166
Japanese yen (d)	264	524	524	526	26,784	—	28,622
	$37,117	$30,279	$70,996	$263,339	$168,705	$14,442	$584,878

(a)         Amounts are based on the applicable exchange rates at June 30, 2013. Contractual rents and debt obligations are denominated in the functional currency of the country of each property.

(b)         We estimate that for a 1% increase or decrease in the exchange rate between the euro and the U.S. dollar, there would be a corresponding change in the projected estimated property-level cash flow at June 30, 2013 of $8.0 million.

(c)          We estimate that for a 1% increase or decrease in the exchange rate between the British pound sterling and the U.S. dollar, there would be a corresponding change in the projected estimated property-level cash flow at June 30, 2013 of $0.8 million.

(d)         We estimate that for a 1% increase or decrease in the exchange rate between the Japanese yen and the U.S. dollar, there would be a corresponding change in the projected estimated property-level cash flow at June 30, 2013 of less than $0.1 million.

(e)          Interest on unhedged variable-rate debt obligations was calculated using the applicable annual interest rates and balances outstanding at June 30, 2013.

As a result of scheduled balloon payments on our international non-recourse mortgage loans, projected debt service obligations exceed projected lease revenues in 2016 and 2017. In 2016 and 2017, balloon payments totaling $239.9 million and $158.2 million, respectively, are due on three and eight non-recourse mortgage loans, respectively, that are collateralized by properties that we own with affiliates. We currently anticipate that, by their respective due dates, we will have refinanced certain of these loans, but there can be no assurance that we will be able to do so on favorable terms, if at all. If that has not occurred, we would expect to use our cash resources to make these payments, if necessary.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our disclosure controls and procedures include our controls and other procedures designed to provide reasonable assurance that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the required time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. It should be noted that no system of controls can provide complete assurance of achieving a company’s objectives and that future events may impact the effectiveness of a system of controls.

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures at June 30, 2013, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of June 30, 2013 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CPA®:17 – Global 6/30/2013 10-Q — 44

PART II

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

For the three months ended June 30, 2013, we issued 529,785 shares of our common stock to the advisor as consideration for asset management fees. These shares were issued at $10.00 per share, which was the price at which our shares were sold in our recently completed follow-on offering. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(a)(2) of the Securities Act, the shares issued were deemed to be exempt from registration. In acquiring our shares, the advisor represented that such interests were being acquired by it for the purposes of investment and not with a view to the distribution thereof.

Issuer Purchases of Equity Securities

The following table provides information with respect to repurchases of our common stock during the three months ended June 30, 2013:

Maximum number (or
			Total number of shares	approximate dollar value)
			purchased as part of	of shares that may yet be
	Total number of	Average price	publicly announced	purchased under the
2013 Period	shares purchased (a)	paid per share	plans or program (a)	plans or program (a)
April	—	$—	N/A	N/A
May	—	—	N/A	N/A
June	427,946	9.51	N/A	N/A
Total	427,946

(a)         Represents shares of our common stock repurchased under our redemption plan, pursuant to which we may elect to redeem shares at the request of our stockholders who have held their shares for at least one year from the date of their issuance, subject to certain exceptions, conditions and limitations. The maximum amount of shares purchasable by us in any period depends on a number of factors and is at the discretion of our board of directors. We satisfied all of the above redemption requests received during the three months ended June 30, 2013. The redemption plan will terminate if and when our shares are listed on a national securities market or upon the occurrence of a liquidity event. We receive fees in connection with share redemptions.

CPA®:17 – Global 6/30/2013 10-Q — 45

Item 6. Exhibits.

The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from Corporate Property Associates 17 — Global Incorporated’s Quarterly Report on Form 10-Q for the quarter ended at June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2013 and 2012, (iv) Consolidated Statements of Equity for the six months ended June 30, 2013 and the year ended December 31, 2012, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and (vi) Notes to Consolidated Financial Statements.*

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

CPA®:17 – Global 6/30/2013 10-Q — 46

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corporate Property Associates 17 — Global Incorporated
Date: August 8, 2013
	By:	/s/ Catherine D. Rice
Catherine D. Rice
Chief Financial Officer
(Principal Financial Officer)

Date: August 8, 2013
	By:	/s/ Hisham A. Kader
Hisham A. Kader
Chief Accounting Officer
(Principal Accounting Officer)

CPA®:17 – Global 6/30/2013 10-Q — 47

EXHIBIT INDEX

The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from Corporate Property Associates 17 — Global Incorporated’s Quarterly Report on Form 10-Q for the quarter ended at June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2013 and 2012, (iv) Consolidated Statements of Equity for the six months ended June 30, 2013 and the year ended December 31, 2012, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and (vi) Notes to Consolidated Financial Statements.*

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.