Form 10-Q
period 2013-09-30
Corporate Property Associates 17 - Global INC
filed 2013-11-07
CIK 1390213

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑                                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Registrant has 317,451,400 shares of common stock, $0.001 par value, outstanding at November 4, 2013.

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

CPA®:17 – Global 9/30/2013 10-Q — 1

PART I

Item 1. Financial Statements.

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share and per share amounts)

	September 30, 2013	December 31, 2012
Assets
Investments in real estate:
Real estate, at cost (inclusive of amounts attributable to consolidated variable interest entities (“VIEs”) of $150,378 and $133,472, respectively)	$2,293,833	$2,105,772
Operating real estate, at cost (inclusive of amounts attributable to consolidated VIEs of $12,557 and $0, respectively)	280,429	254,805
Accumulated depreciation (inclusive of amounts attributable to consolidated VIEs of $7,260 and $3,801, respectively)	(127,978)	(85,002)
Net investments in properties	2,446,284	2,275,575
Real estate under construction (inclusive of amounts attributable to consolidated VIEs of $17,224 and $12,629, respectively)	98,357	71,285
Net investments in direct financing leases (inclusive of amounts attributable to consolidated VIEs of $243,611 and $242,175, respectively)	478,346	475,872
Equity investments in real estate	363,727	275,133
Assets held for sale	11,896	-
Net investments in real estate	3,398,610	3,097,865
Note receivable	40,000	40,000
Cash and cash equivalents (inclusive of amounts attributable to consolidated VIEs of $538 and $1,529, respectively)	441,802	652,330
In-place lease intangible assets, net (inclusive of amounts attributable to consolidated VIEs of $17,512 and $6,040, respectively)	436,417	423,084
Other intangible assets, net	94,498	78,239
Other assets, net (inclusive of amounts attributable to consolidated VIEs of $17,241 and $14,780, respectively)	148,488	124,781
Total assets	$4,559,815	$4,416,299

Liabilities and Equity
Liabilities:
Non-recourse debt (inclusive of amounts attributable to consolidated VIEs of $200,585 and $123,413, respectively)	$1,795,336	$1,633,452
Accounts payable, accrued expenses and other liabilities (inclusive of amounts attributable to consolidated VIEs of $3,208 and $2,249, respectively)	81,084	74,384
Prepaid and deferred rental income and security deposits (inclusive of amounts attributable to consolidated VIEs of $5,935 and $5,710, respectively)	121,963	118,017
Due to affiliates	20,799	29,527
Distributions payable	51,130	46,412
Total liabilities	2,070,312	1,901,792
Commitments and contingencies (Note 11)

Equity:
CPA®:17 – Global stockholders’ equity:
Preferred stock, $0.001 par value; 50,000,000 shares authorized; none issued	-	-
Common stock, $0.001 par value; 900,000,000 shares authorized; 319,718,689 and 310,548,664 shares issued, respectively; and 314,648,689 and 306,903,020 shares outstanding, respectively	320	310
Additional paid-in capital	2,874,248	2,786,855
Distributions in excess of accumulated earnings	(396,599)	(277,224)
Accumulated other comprehensive loss	(17,060)	(35,366)
Less: treasury stock at cost, 5,070,000 and 3,645,644 shares, respectively	(47,781)	(34,293)
Total CPA®:17 – Global stockholders’ equity	2,413,128	2,440,282
Noncontrolling interests	76,375	74,225
Total equity	2,489,503	2,514,507
Total liabilities and equity	$4,559,815	$4,416,299

See Notes to Consolidated Financial Statements.

CPA®:17 – Global 9/30/2013 10-Q — 2

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues
Rental income	$58,981	$44,289	$170,681	$127,253
Interest income from direct financing leases	13,408	13,189	40,190	40,003
Lease revenues	72,389	57,478	210,871	167,256
Other real estate income	11,643	8,286	36,093	25,799
Other operating income	5,707	817	15,174	2,634
Other interest income	1,880	1,560	5,199	4,781
	91,619	68,141	267,337	200,470
Operating Expenses
Depreciation and amortization	23,595	17,841	69,287	49,403
Property expenses	13,687	7,755	37,258	22,042
Acquisition expenses	8,510	1,008	10,305	1,634
Other real estate expenses	7,983	5,149	24,911	16,073
General and administrative	4,847	3,407	14,596	10,561
Impairment charges	-	-	-	2,019
	58,622	35,160	156,357	101,732
Other Income and Expenses
Net income from equity investments in real estate	513	954	3,380	5,220
Other income and (expenses)	1,299	2,779	8,035	4,070
Interest expense	(22,807)	(18,134)	(66,468)	(52,579)
	(20,995)	(14,401)	(55,053)	(43,289)
Income from continuing operations before income taxes	12,002	18,580	55,927	55,449
(Provision for) benefit from income taxes	(710)	20	(2,280)	(299)
Income from continuing operations	11,292	18,600	53,647	55,150
Income from discontinued operations, net of tax	249	329	740	1,694
Net Income	11,541	18,929	54,387	56,844
Net income attributable to noncontrolling interests (inclusive of Available Cash Distributions to advisor of $3,557 $3,667, $12,681, and $10,225, respectively)	(6,515)	(6,634)	(21,734)	(19,160)
Net Income Attributable to CPA®:17 – Global Stockholders	$5,026	$12,295	$32,653	$37,684

Earnings Per Share
Income from continuing operations attributable to CPA®:17 – Global stockholders	$0.02	$0.05	$0.10	$0.15
Income from discontinued operations attributable to CPA®:17 – Global stockholders	-	-	-	0.01
Net income attributable to CPA®:17 – Global stockholders	$0.02	$0.05	$0.10	$0.16

Weighted Average Shares Outstanding	314,353,314	256,954,985	311,634,668	236,785,886

Amounts Attributable to CPA®:17 – Global Stockholders
Income from continuing operations, net of tax	$4,777	$11,966	$31,913	$35,990
Income from discontinued operations, net of tax	249	329	740	1,694
Net income attributable to CPA®:17 – Global stockholders	$5,026	$12,295	$32,653	$37,684
Distributions Declared Per Share	$0.1625	$0.1625	$0.4875	$0.3250

See Notes to Consolidated Financial Statements.

CPA®:17 – Global 9/30/2013 10-Q — 3

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net Income	$11,541	$18,929	$54,387	$56,844
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	32,477	13,905	15,614	(2,432)
Unrealized (loss) gain on derivative instruments	(10,222)	(7,203)	3,190	(10,119)
Change in unrealized appreciation on marketable securities	24	23	71	1,006
	22,279	6,725	18,875	(11,545)
Comprehensive Income	33,820	25,654	73,262	45,299

Amounts Attributable to Noncontrolling Interests:
Net income	(6,515)	(6,634)	(21,734)	(19,160)
Foreign currency translation adjustments	(408)	(222)	(173)	64
Change in unrealized gain on derivative instrument	(142)	(109)	(396)	(259)
Comprehensive income attributable to noncontrolling interests	(7,065)	(6,965)	(22,303)	(19,355)

Comprehensive Income Attributable to CPA®:17 – Global Stockholders	$26,755	$18,689	$50,959	$25,944

See Notes to Consolidated Financial Statements.

CPA®:17 – Global 9/30/2013 10-Q — 4

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

For the Nine Months Ended September 30, 2013 and the Year Ended December 31, 2012

(in thousands, except share and per share amounts)

		CPA®:17 – Global Stockholders
				Distributions	Accumulated		Total
	Total		Additional	in Excess of	Other		CPA®:17 –
	Outstanding	Common	Paid-In	Accumulated	Comprehensive	Treasury	Global	Noncontrolling
	Shares	Stock	Capital	Earnings	Loss	Stock	Stockholders	Interests	Total
Balance at January 1, 2012	206,148,818	$208	$1,863,227	$(157,062)	$(32,601)	$(17,104)	$1,656,668	$70,791	$1,727,459
Shares issued, net of offering costs	100,529,436	100	903,129				903,229		903,229
Shares issued to affiliates	2,043,451	2	20,499				20,501		20,501
Contributions from noncontrolling interests							-	762	762
Distributions declared ($0.6500 per share)				(161,773)			(161,773)		(161,773)
Distributions to noncontrolling interests							-	(24,427)	(24,427)
Net income				41,611			41,611	26,542	68,153
Other comprehensive loss:
Foreign currency translation adjustments					13,323		13,323	192	13,515
Change in unrealized loss on derivative instruments					(17,123)		(17,123)	365	(16,758)
Change in unrealized appreciation on marketable securities					1,035		1,035		1,035
Repurchase of shares	(1,818,685)					(17,189)	(17,189)		(17,189)
Balance at December 31, 2012	306,903,020	310	2,786,855	(277,224)	(35,366)	(34,293)	2,440,282	74,225	2,514,507
Shares issued, net of offering costs	7,628,290	8	71,913				71,921		71,921
Shares issued to affiliates	1,541,735	2	15,480				15,482		15,482
Contributions from noncontrolling interests							-	2	2
Distributions declared ($0.4875 per share)				(152,028)			(152,028)		(152,028)
Distributions to noncontrolling interests							-	(20,155)	(20,155)
Net income				32,653			32,653	21,734	54,387
Other comprehensive income (loss):
Foreign currency translation adjustments					15,441		15,441	173	15,614
Change in unrealized gain on derivative instruments					2,794		2,794	396	3,190
Change in unrealized appreciation on marketable securities					71		71		71
Repurchase of shares	(1,424,356)					(13,488)	(13,488)		(13,488)
Balance at September 30, 2013	314,648,689	$320	$2,874,248	$(396,599)	$(17,060)	$(47,781)	$2,413,128	$76,375	$2,489,503

See Notes to Consolidated Financial Statements.

CPA®:17 – Global 9/30/2013 10-Q — 5

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2013	2012
Cash Flows — Operating Activities
Net income	$54,387	$56,844
Adjustments to net income:
Depreciation and amortization, including intangible assets and deferred financing costs	72,119	52,184
Loss from equity investments in real estate in excess of distributions received	2,891	178
Gain on sale of real estate	(78)	(740)
Unrealized loss on derivative instruments and others	424	671
Realized gain on foreign currency transactions and others	(3,251)	(907)
Straight-line rent adjustment, amortization of rent-related intangibles, and others	(15,254)	(9,678)
Loss on extinguishment of debt	538	-
Accretion on commercial mortgage-backed securities	(510)	-
Impairment charges	-	2,019
Settlement of derivative asset	2,964	-
Net changes in other operating assets and liabilities	21,595	25,028
Net Cash Provided by Operating Activities	135,825	125,599

Cash Flows — Investing Activities
Distributions received from equity investments in real estate in excess of equity income	5,325	10,412
Acquisitions of real estate and direct financing leases	(275,156)	(402,594)
Capital contributions to equity investments in real estate	(93,115)	(7,890)
Value added taxes (“VAT”) paid in connection with acquisition of real estate	(28,959)	(3,609)
VAT refunded in connection with acquisitions of real estate	32,618	2,663
Proceeds from sale of real estate	93	12,657
Funds placed in escrow	(36,085)	(34,479)
Funds released from escrow	18,380	24,423
Payment of deferred acquisition fees to an affiliate	(10,556)	(11,881)
Purchase of securities	-	(7,071)
Net Cash Used in Investing Activities	(387,455)	(417,369)

Cash Flows — Financing Activities
Distributions paid	(147,310)	(105,935)
Contributions from noncontrolling interests	2	173
Distributions to noncontrolling interests	(20,155)	(17,445)
Scheduled payments of mortgage principal	(16,858)	(13,119)
Prepayments of mortgage principal	(6,410)	-
Proceeds from mortgage financing	175,826	214,808
Funds placed in escrow	20	8,613
Funds released from escrow	(5,076)	(1,515)
Deferred financing costs and mortgage deposits	(2,560)	1,876
Proceeds from issuance of shares, net of issuance costs	73,044	526,202
Purchase of treasury stock	(13,488)	(12,197)
Net Cash Provided by Financing Activities	37,035	601,461

Change in Cash and Cash Equivalents During the Period
Effect of exchange rate changes on cash and cash equivalents	4,067	258
Net (decrease) increase in cash and cash equivalents	(210,528)	309,949
Cash and cash equivalents, beginning of period	652,330	180,726
Cash and cash equivalents, end of period	$441,802	$490,675

(Continued)

CPA®:17 – Global 9/30/2013 10-Q — 6

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Continued)

Supplemental non-cash investing and financing activities:

A summary of our non-cash investing and financing activities for the periods presented is as follows (dollars in thousands):

	Nine Months Ended September 30,

	2013	2012
Deferred acquisition fees payable (Notes 3, 4)	$2,811	$7,710
Reclassification of Real estate, at cost (Note 4)	26,141	140,141
Reclassification of Operating real estate, at cost (Note 4)	(609)	-
Reclassification of Real estate under construction (Note 4)	(38,698)	(140,141)
Reclassification of Accumulated depreciation (Note 4)	1,270	-
Assets held for sale (Note 4)	11,896	-
Asset retirement obligations (Note 4)	-	3,684
Third quarter distributions declared	51,130	41,712
Asset management fees settled in shares (Note 3)	15,482	15,431

CPA®:17 – Global 9/30/2013 10-Q — 7

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Organization and Offering

Organization

Corporate Property Associates 17 – Global Incorporated (“CPA®:17 – Global” and, together with its consolidated subsidiaries and predecessors, “we,” “us” or “our”) is a publicly owned, non-listed real estate investment trust (“REIT”) that invests primarily in commercial properties leased to companies domestically and internationally. We were formed in 2007 and are managed by W. P. Carey Inc. (“WPC”) and its subsidiaries (collectively, the “advisor”). As a REIT, we are not subject to United States (“U.S.”) federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions and other factors. We earn revenue principally by leasing the properties we own to single corporate tenants, primarily on a triple-net-lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation primarily because of the timing of new lease transactions, lease terminations, lease expirations, contractual rent adjustments, tenant defaults, sales of properties and changes in foreign currency exchange rates, if any.

Substantially all of our assets and liabilities are held by CPA®:17 Limited Partnership (the “Operating Partnership”) and at September 30, 2013, we owned approximately 99.985% of the general and limited partnership interests in the Operating Partnership. The remaining interest in the Operating Partnership is held by a subsidiary of WPC.

At September 30, 2013, our portfolio was comprised of our full or partial ownership interests in 343 properties, substantially all of which were net-leased to 88 tenants, and totaled approximately 33 million square feet. In addition, our portfolio was comprised of our full or partial ownership interests in 69 self-storage, three hotel properties, and one shopping center for an aggregate of approximately 6 million square feet.

Public Offerings

We issued approximately 289,000,000 shares of our common stock and raised aggregate gross proceeds of approximately $2.9 billion from our initial public offering, which ended in April 2011, and our follow-on offering, which closed on January 31, 2013. Through September 30, 2013, we have issued 25,236,318 shares ($239.7 million) through our distribution reinvestment and stock purchase plan (“DRIP”). We repurchased 5,070,000 shares ($47.7 million) of our common stock under our redemption plan from inception through September 30, 2013.

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

CPA®:17 – Global 9/30/2013 10-Q — 8

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

CPA®:17 – Global 9/30/2013 10-Q — 9

Notes to Consolidated Financial Statements

Information about Geographic Areas

Our portfolio is comprised of domestic and international investments. At the end of the reporting period, our international investments were comprised of investments primarily in Europe and, to a lesser extent, Asia. Foreign currency exposure and risk management are discussed in Note 9. The following tables present information about our investments on a geographic basis (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Domestic
Revenues	$64,343	$47,312	$190,195	$137,041
Income from continuing operations before income taxes	8,667	9,936	32,389	29,012
Net income attributable to noncontrolling interests	(6,401)	(6,488)	(21,219)	(18,639)
Net income attributable to CPA®:17 – Global stockholders	3,888	3,614	11,277	12,029
International
Revenues	$27,276	$20,829	$77,142	$63,429
Income from continuing operations before income taxes	3,335	8,644	23,538	26,437
Net income attributable to noncontrolling interests	(114)	(146)	(515)	(521)
Net income attributable to CPA®:17 – Global stockholders	1,138	8,681	21,376	25,655
Total
Revenues	$91,619	$68,141	$267,337	$200,470
Income from continuing operations before income taxes	12,002	18,580	55,927	55,449
Net income attributable to noncontrolling interests	(6,515)	(6,634)	(21,734)	(19,160)
Net income attributable to CPA®:17 – Global stockholders	5,026	12,295	32,653	37,684

			September 30, 2013	December 31, 2012
Domestic
Long-lived assets (a)			$2,673,786	$2,510,238
Non-recourse debt			1,267,108	1,135,321
International
Long-lived assets (a)			$1,255,739	$1,088,950
Non-recourse debt			528,228	498,131
Total
Long-lived assets (a)			$3,929,525	$3,599,188
Non-recourse debt			1,795,336	1,633,452

_________

(a)          Consists of Net investment in properties; Real estate under construction; Net investment in direct financing leases; Equity investments in real estate; Assets held for sale; In-place lease intangible assets, net; and Other intangible assets, net, as applicable.

Recent Accounting Requirements

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

CPA®:17 – Global 9/30/2013 10-Q — 10

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

ASU 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes, a Consensus of the FASB Emerging Issues Task Force — In July 2013, the FASB issued ASU 2013-10, which permits the Fed Funds Effective Swap Rate, also referred to as the “Overnight Index Swap Rate,” to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to the U.S. government and London Interbank Offered Rate (“LIBOR”) swap rate. The update also removes the restriction on the use of different benchmark rates for similar hedges. This ASU will be applicable to us for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. Through the date of this Report, we had not entered into any transactions to which this ASU applies.

CPA®:17 – Global 9/30/2013 10-Q — 11

Notes to Consolidated Financial Statements

Note 3. Agreements and Transactions with Related Parties

Transactions with the Advisor

We have an advisory agreement with the advisor whereby the advisor performs certain services for us under a fee arrangement. On September 28, 2012, we amended and restated certain terms in that advisory agreement, as described below. The fee structure related to asset management fees, initial acquisition fees, subordinated acquisition fees and subordinated disposition fees was unchanged by the amendment and restatement, and the advisor remained entitled to 10% of the available cash of the Operating Partnership (the “Available Cash Distribution”), as described below. The term of the advisory agreement, which was scheduled to expire on September 31, 2013, has been extended to January 31, 2014. We also have certain agreements with affiliates regarding jointly-owned investments. In addition, we reimbursed the advisor for organization and offering costs incurred in connection with our offering through its closing on January 31, 2013 and for certain administrative duties performed on our behalf. The following tables present a summary of fees we paid and expenses we reimbursed to the advisor in accordance with the advisory agreement (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Amounts Included in the Consolidated Statements of Income:
Transaction fees	$5,720	$996	$6,891	$996
Asset management fees	5,658	4,906	16,131	14,224
Available Cash Distribution	3,557	3,667	12,681	10,225
Personnel and overhead reimbursements	2,262	1,181	6,529	3,322
Office rent reimbursements	366	214	949	561
	$17,563	$10,964	$43,181	$29,328

Other Transaction Fees Capitalized:
Current acquisition fees	$1,824	$3,620	$4,011	$9,201
Deferred acquisition fees	1,460	3,016	2,678	7,367
	$3,284	$6,636	$6,689	$16,568

			September 30, 2013	December 31, 2012
Unpaid Transaction Fees:
Deferred acquisition fees			$17,140	$26,246
Subordinated disposition fees			202	202
			$17,342	$26,448

Transaction Fees

We pay the advisor acquisition fees for structuring and negotiating investments and related mortgage financing on our behalf, a portion of which is payable upon acquisition of investments with the remainder subordinated to the achievement of a preferred return, a non-compounded cumulative distribution of 5% per annum (based initially on our invested capital). Acquisition fees payable to the advisor with respect to our long-term net lease investments is 4.5% of the total cost of those investments and is comprised of a current portion of 2.5%, typically paid upon acquisition, and a deferred portion of 2%, typically paid over three years and subject to a 5% preferred return. For certain types of non-long term net lease investments, initial acquisition fees may range from 0% to 1.75% of the equity invested plus the related acquisition fees, with no portion of the fee being deferred. Unpaid installments of deferred acquisition fees are included in Due to affiliates in the consolidated financial statements.

The advisor may be entitled to receive a disposition fee in an amount equal to the lesser of (i) 50.0% of the competitive real estate commission (as defined in the advisory agreement) or (ii) 3.0% of the contract sales price of the investment being sold; however, payment of such fees is subordinated to the 5% preferred return. These fees, which are paid at the discretion of our board of directors are deferred and are payable to the advisor only in connection with a liquidity event.

CPA®:17 – Global 9/30/2013 10-Q — 12

Notes to Consolidated Financial Statements

Asset Management Fees and Available Cash Distribution

As defined in the advisory agreement, we pay the advisor asset management fees that vary based on the nature of the underlying investment. We pay 0.5% per annum of average market value for long-term net leases and certain other types of real estate investments, and 1.5% to 1.75% per annum of average equity value for certain types of securities. The asset management fees are payable in cash or shares of our common stock at the option of the advisor. If the advisor elects to receive all or a portion of its fees in shares, the number of shares issued is determined by dividing the dollar amount of fees by our most recently published net asset value per share (“NAV”) or, if an NAV has not yet been published as currently is the case, $10.00 per share, which was the price at which our shares were sold in our recently completed public offering. For both 2013 and 2012, the advisor elected to receive its asset management fees in shares of our common stock, which vest over a period of three years. At September 30, 2013, the advisor owned 5,495,057 shares (1.7%) of our common stock. We also pay the advisor, depending on the type of investments we own, up to 10% of available cash of the Operating Partnership, which is defined as cash generated from operations, excluding capital proceeds, as reduced by operating expenses and debt service, excluding prepayments and balloon payments. Asset management fees and Available Cash Distributions are included in Property expenses and Net income attributable to noncontrolling interests, respectively, in the consolidated financial statements.

Personnel and Overhead Reimbursements

Under the terms of the advisory agreement, the advisor allocates a portion of its personnel and overhead expenses to us and the other publicly-owned, non-listed REITs, which are managed by our advisor under the Corporate Property Associates brand name (the “CPA REITs”) and Carey Watermark Investors Incorporated (“CWI”). Effective as of October 1, 2012, the advisor allocates these expenses on the basis of our trailing four quarters of reported revenues and those of WPC, the CPA REITs, and CWI. Prior to that date, these costs were allocated on the basis of time charges incurred by the advisor’s personnel on behalf of the CPA REITs and CWI.

We reimburse the advisor for various expenses it incurs in the course of providing services to us. We reimburse certain third-party expenses paid by the advisor on our behalf, including property-specific costs, professional fees, office expenses and business development expenses. In addition, we reimburse the advisor for the allocated costs of personnel and overhead in managing our day-to-day operations, including accounting services, stockholder services, corporate management, and property management and operations. We do not reimburse the advisor for the cost of personnel if these personnel provide services for transactions for which the advisor receives a transaction fee, such as acquisitions and dispositions. Personnel and office rent reimbursements are included in General and administrative expenses in the consolidated financial statements.

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

CPA®:17 – Global 9/30/2013 10-Q — 13

Notes to Consolidated Financial Statements

Organization and Offering Expenses

Through the termination of our public offering on January 31, 2013, we incurred expenses in connection with the offering of our securities. These expenses were deducted from the gross proceeds of our offering. Total organization and offering expenses, including underwriting compensation, did not exceed 15% of the gross proceeds of our offering and our DRIP, consistent with applicable regulatory requirements. Under the terms of a dealer manager agreement between Carey Financial, LLC (“Carey Financial”), a wholly-owned subsidiary of our advisor, and us, Carey Financial received a selling commission of $0.65 per share sold and a dealer manager fee of $0.35 per share sold in our public offering. Carey Financial re-allowed all or a portion of selling commissions to selected dealers participating in the offering and re-allowed up to the full dealer manager fee to the selected dealers. Total underwriting compensation paid in connection with our offering, including selling commissions, the dealer manager fee, and reimbursements made by Carey Financial to selected dealers and investment advisors, did not exceed the limitations prescribed by the Financial Industry Regulatory Authority, Inc., which limit underwriting compensation to 10% of gross offering proceeds. We also reimbursed Carey Financial up to an additional 0.5% of offering proceeds for bona fide due diligence expenses. We reimbursed the advisor or one of its affiliates for other organization and offering expenses (including, but not limited to, filing fees, legal, accounting, printing and escrow costs). The advisor agreed to be responsible for the payment of organization and offering expenses (excluding selling commissions and dealer manager fees) that exceed 4% of the gross offering proceeds.

During the offering period, we accrued costs incurred in connection with the raising of capital as deferred offering costs. Upon receipt of offering proceeds and reimbursement to the advisor for costs incurred, we charged the deferred costs to equity. The total costs paid by the advisor and its affiliates in connection with the organization and offering of our securities were $20.9 million from inception through January 31, 2013 and were fully reimbursed upon termination of our public offering.

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

On August 20, 2013, we and our affiliate, Corporate Property Associates 18 – Global Incorporated (“CPA®:18 – Global”), acquired an office facility located in Austin, Texas from State Farm Mutual Automobile Company (“State Farm”) through a jointly-owned investment for $115.6 million, of which our share was $57.8 million. We account for this investment under the equity method of accounting (Note 6).

Note 4. Net Investments in Properties and Real Estate Under Construction

Real Estate

Real estate, which consists of land and buildings leased to others under operating leases and are carried at cost, is summarized as follows (in thousands):

	September 30, 2013	December 31, 2012
Land	$537,784	$491,584
Buildings	1,756,049	1,614,188
Less: Accumulated depreciation	(114,888)	(77,245)
	$2,178,945	$2,028,527

During the nine months ended September 30, 2013, we entered into the following domestic investments, which were deemed to be real estate asset acquisitions because we entered into new leases in connection with the acquisitions, at a total cost of $44.4 million, including net lease intangible assets of $8.1 million (Note 7) and acquisition-related costs and fees of $2.2 million, which were capitalized:

•                  two parcels of land for $18.2 million, which were then leased to a provider of private school education that intends to construct two buildings on the site;

•                  an automotive dealership for $15.3 million; and

•                  an investment of $10.9 million for a manufacturing and office facility.

CPA®:17 – Global 9/30/2013 10-Q —  14

Notes to Consolidated Financial Statements

Additionally, we acquired the following investments, which were deemed to be business combinations because we assumed the existing leases on the properties, at a total cost of $140.3 million, including land of $18.4 million, buildings of $83.2 million, and net lease intangible assets of $38.6 million (Note 7):

•                  an international investment of $78.1 million for a logistics facility located in Poland. Amount is based on the exchange rate of the euro on the date of acquisition;

•                  an international investment of $38.6 million for an office facility located in the Netherlands. Amount is based on the exchange rate of the euro on the date of acquisition;

•                  a domestic investment of $15.7 million for an entertainment complex; and

•                  a domestic investment of $7.9 million for a building with a ground lease.

In connection with these investments, we expensed acquisition-related costs and fees of $8.9 million, which are included in General and administrative expenses in the consolidated financial statements.

During the nine months ended September 30, 2013, we funded an additional $5.1 million for building improvements with existing tenants and $2.3 million for build-to-suit projects that were placed into service during the period.

During this period, the U.S. dollar weakened against the euro, as the end-of-period rate for the U.S. dollar in relation to the euro at September 30, 2013 increased by 2.3% to $1.3525 from $1.3218 at December 31, 2012. The impact of this weakening was a $15.2 million increase in the carrying value of Real estate from December 31, 2012 to September 30, 2013.

Operating Real Estate

Operating real estate, which consists of our hotel and self-storage operations, at cost, is summarized as follows (in thousands):

	September 30, 2013	December 31, 2012
Land	$64,237	$60,493
Buildings	216,192	193,067
Furniture, fixtures, and equipment	-	1,245
Less: Accumulated depreciation	(13,090)	(7,757)
	$267,339	$247,048

During the nine months ended September 30, 2013, we acquired seven self-storage properties for $28.4 million. The total cost includes buildings of $19.7 million, land of $5.1 million, and lease intangible assets of $3.6 million (Note 7). As these acquisitions were deemed to be business combinations, we expensed the acquisition-related costs of $0.6 million, which are included in General and administrative expenses in the consolidated financial statements.

During this period, one of our hotels, with a carrying value of $11.9 million, was reclassified to Assets held for sale, as discussed in Note 13. We completed the sale of the hotel in October 2013.

CPA®:17 – Global 9/30/2013 10-Q — 15

Notes to Consolidated Financial Statements

Real Estate Under Construction

The following table provides a reconciliation of our Real estate under construction for the periods presented (in thousands):

	Nine Months Ended		Year Ended
	September 30, 2013		December 31, 2012
Balance - beginning of period	$71,285		$90,176
Capitalized funds	62,243	(a)	121,003
Placed into service	(38,698)	(b)	(142,085)
Capitalized interest	3,568		2,100
Foreign currency translation adjustments	(41)		91
Balance - end of period	$98,357	(c)	$71,285

__________

(a)          Includes five build-to-suit projects, of which three remained as open projects at September 30, 2013, and includes acquisition-related costs and fees of $2.3 million, which were capitalized.

(b)         Includes three build-to-suit projects, of which two are completed and one is partially-completed, that were placed into service during the nine months ended September 30, 2013. The two completed build-to-suit projects for $26.1 million were reclassified as Real estate, at cost, and the partially-completed build-to-suit project for $12.6 million was reclassified as Operating real estate, at cost, at September 30, 2013.

(c)          The aggregate unfunded commitment on the remaining three open projects totaled approximately $70.4 million at September 30, 2013.

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

The following table provides a reconciliation of our asset retirement obligations, which are included in Accounts payable, accrued expenses and other liabilities in the consolidated balance sheets, for the periods presented (in thousands):

	Nine Months Ended	Year Ended
	September 30, 2013	December 31, 2012
Balance - beginning of period	$19,194	$11,453
Additions	-	6,842
Accretion expense (a)	894	890
Foreign currency translation adjustments and other	14	9
Balance - end of period	$20,102	$19,194

__________

(a)          Accretion of the liability is included in Property expenses and recognized over the economic life of the properties.

Note 5. Finance Receivables

Assets representing rights to receive money on demand or at fixed or determinable dates are referred to as finance receivables. Our finance receivable portfolios consist of our Note receivable and Net investments in direct financing leases.

Note Receivable

In December 2010, we provided financing of $40.0 million to China Alliance Properties Limited, a subsidiary of Shanghai Forte Land Co., Ltd (“Forte”). The interest-only mortgage note was provided through a collateralized loan that is guaranteed by Forte’s parent company, Fosun International Limited, and has an interest rate of 11% and matures in December 2015. At both September 30, 2013 and December 31, 2012, the principal balance of the note receivable was $40.0 million.

CPA®:17 – Global 9/30/2013 10-Q — 16

Notes to Consolidated Financial Statements

Credit Quality of Finance Receivables

We generally seek investments in facilities that we believe are critical to each tenant’s business and that we believe have a low risk of tenant defaults. At both September 30, 2013 and December 31, 2012, none of the balances of our finance receivables were past due and we had not established any allowances for credit losses. Additionally, there have been no modifications of finance receivables during the nine months ended September 30, 2013. We evaluate the credit quality of our tenant receivables utilizing an internal 5-point credit rating scale, with 1 representing the highest credit quality and 5 representing the lowest. The credit quality evaluation of our tenant receivables was last updated in the third quarter of 2013.

A summary of our finance receivables by internal credit quality rating for the periods presented is as follows (dollars in thousands):

	Number of Tenants at		Net Investments in Direct Financing Leases at
Internal Credit Quality Indicator	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
1	1	1	$2,247	$2,239
2	-	2	-	60,218
3	7	8	389,402	413,415
4	3	-	86,697	-
5	-	-	-	-
			$478,346	$475,872

At September 30, 2013 and December 31, 2012, Other assets, net included $3.9 million and $1.0 million, respectively, of accounts receivable related to amounts billed under these direct financing leases.

	Number of Obligor at		Note Receivable at
Internal Credit Quality Indicator	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
1	-	-	$-	$-
2	-	-	-	-
3	1	1	40,000	40,000
4	-	-	-	-
5	-	-	-	-
			$40,000	$40,000

Note 6. Equity Investments in Real Estate

We own equity interests in single-tenant net leased properties that are generally leased to companies through noncontrolling interests (i) in partnerships and limited liability companies that we do not control but over which we exercise significant influence or (ii) as tenants-in-common subject to common control. Generally, the underlying investments are jointly-owned with affiliates. We account for these investments under the equity method of accounting. Earnings for each investment are recognized in accordance with each respective investment agreement and where applicable, based upon an allocation of the investment’s net assets at book value as if the investment was hypothetically liquidated at the end of each reporting period. Investments in unconsolidated investments are required to be evaluated periodically. We periodically compare an investment’s carrying value to its estimated fair value and recognize an impairment charge to the extent that the carrying value exceeds fair value and such decline is determined to be other than temporary. Additionally, we provide funding to developers for the acquisition, development and construction of real estate (“ADC Arrangement”). Under ADC Arrangements, we have provided two loans to third-party developers of real estate projects, which we account for as equity investments.

CPA®:17 – Global 9/30/2013 10-Q — 17

Notes to Consolidated Financial Statements

The following table sets forth our ownership interests in our equity investments in real estate and their respective carrying values along with those ADC Arrangements that are recorded as equity investments (dollars in thousands):

	Ownership Interest	Carrying Value at
Lessee/Counterparty	at September 30, 2013	September 30, 2013	December 31, 2012
C1000 Logistiek Vastgoed B.V. (a) (b)	85%	$81,853	$81,516
U-Haul Moving Partners, Inc. and Mercury Partners, LP (c) (d)	12%	27,367	28,019
BPS Nevada, LLC (formerly known as BPS Parent, LLC)	15%	26,767	26,253
Madison Storage NYC, LLC (e)	85%	22,731	-
State Farm (f)	50%	21,182	-
Hellweg Die Profi-Baumärkte GmbH & Co. KG (a) (c) (d) (g)	33%	20,750	22,827
Berry Plastics Corporation (c) (h)	50%	17,875	18,529
Tesco plc (a) (c)	49%	17,231	17,487
Eroski Sociedad Cooperativa - Mallorca (a) (d)	30%	9,649	9,336
Dick’s Sporting Goods, Inc. (c)	45%	4,668	5,010
		250,073	208,977
Shelborne Property Associates, LLC (i)	N/A	107,707	63,896
IDL Wheel Tenant, LLC (j)	N/A	5,947	2,260
		$363,727	$275,133

__________

(a)          The carrying value of this investment is affected by the impact of fluctuations in the exchange rate of the euro.

(b)         This investment represents a tenancy-in-common interest, whereby the property is encumbered by debt for which we are jointly and severally liable. For this investment, the co-obligor is WPC and the total amount due under the arrangement was approximately $94.4 million at September 30, 2013. Of this amount, $80.2 million represents the amount we agreed to pay and is included within the carrying value of this investment. We received distributions of $4.7 million and $8.2 million from this investment during the nine months ended September 30, 2013 and 2012, respectively.

(c)          This investment is jointly-owned with Corporate Property Associates 16 – Global Incorporated.

(d)         This investment is jointly-owned with WPC.

(e)          In June 2013, we acquired an interest in Madison Storage NYC, LLC (“Madison Storage”), which is a VIE. This ownership interest represents our effective economic interest based upon certain contractual arrangements with our partner in this entity that enable or could require us to purchase their interest.

(f)            This investment is jointly-owned with CPA®:18 – Global. See “Acquisition of Equity Investment” below.

(g)         We received distributions of $1.3 million and $2.3 million from this investment during the nine months ended September 30, 2013 and 2012, respectively.

(h)         We received distributions of $1.8 million and $1.7 million from this investment during the nine months ended September 30, 2013 and 2012, respectively.

(i)             Represents a domestic ADC Arrangement that we account for under the equity method of accounting as the characteristics of the arrangement with the third-party developer are more similar to a jointly-owned investment or partnership rather than a loan. This investment is a VIE. We provided funding of $45.3 million to this investment during the nine months ended September 30, 2013. At September 30, 2013, the unfunded balance on the loan related to this investment was $18.7 million.

(j)             Represents a domestic ADC Arrangement that we account for under the equity method of accounting as the characteristics of the arrangement with the third-party developer are more similar to a jointly-owned investment or partnership rather than a loan. This investment is a VIE. We provided funding of $3.7 million to this investment during the nine months ended September 30, 2013. At September 30, 2013, the unfunded balance on the loan related to this investment was $44.5 million.

We recognized net income from equity investments in real estate of $0.5 million and $1.0 million for the three months ended September 30, 2013 and 2012, respectively, and $3.4 million and $5.2 million for the nine months ended September 30, 2013 and 2012, respectively.

Acquisition of Equity Investment

In August 2013, we and CPA®:18 – Global acquired an office facility from State Farm through a jointly-owned investment for a total cost of $115.6 million, which includes capitalized acquisition-related costs and fees totaling $5.6 million. We acquired a 50% interest

CPA®:17 – Global 9/30/2013 10-Q — 18

Notes to Consolidated Financial Statements

in this venture for $57.8 million and account for this investment under the equity method of accounting. In connection with this transaction, the jointly-owned investment obtained non-recourse financing totaling $72.8 million, of which our share is $36.4 million, which is included within the carrying value of this investment. This mortgage loan bears a fixed annual interest rate of 4.5% and matures in September 2023.

Note 7. Intangible Assets and Liabilities

In connection with our acquisitions of properties, we have recorded net lease intangibles that are being amortized over periods ranging from one year to 40 years. In addition, we have several ground leases with lives up to 94 years. In-place lease intangibles are included in In-place lease intangible assets, net in the consolidated financial statements. Tenant relationship, above-market rent, and below-market ground lease (as lessee) intangibles are included in Other intangible assets, net in the consolidated financial statements. Below-market rent and above-market ground lease (as lessor) intangibles are included in Prepaid and deferred rental income and security deposits in the consolidated financial statements.

In connection with our investment activity during the nine months ended September 30, 2013, we have recorded intangibles as follows (life in years, dollars in thousands):

	Weighted-Average Life	Amount
Amortizable Intangible Assets
Lease intangibles:
In-place leases	13.9	$35,127
Above-market rent	34.6	13,769
Below-market ground lease	54.6	5,714
Total intangible assets		$54,610

Amortizable Intangible Liabilities
Below-market rent	33.8	$(4,061)
Above-market ground lease	48.6	(157)
Total intangible liabilities		$(4,218)

Intangible assets and liabilities are summarized as follows (in thousands):

	September 30, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable Intangible Assets
Lease intangibles:
In-place leases	$507,050	$(70,633)	$436,417	$467,846	$(44,762)	$423,084
Above-market rent	89,118	(10,875)	78,243	74,491	(7,584)	66,907
Tenant relationship	13,361	(4,183)	9,178	13,231	(3,307)	9,924
Below-market ground leases	7,124	(47)	7,077	1,410	(2)	1,408
Total intangible assets	$616,653	$(85,738)	$530,915	$556,978	$(55,655)	$501,323

Amortizable Intangible Liabilities
Below-market rent	$(88,597)	$6,972	$(81,625)	$(84,130)	$3,675	$(80,455)
Above-market ground lease	(157)	2	(155)	-	-	-
Total intangible liabilities	$(88,754)	$6,974	$(81,780)	$(84,130)	$3,675	$(80,455)

Net amortization of intangibles, including the effect of foreign currency translation, was $8.9 million and $7.3 million for the three months ended September 30, 2013 and 2012, respectively, and $26.3 million and $20.5 million for the nine months ended September 30, 2013 and 2012, respectively. Amortization of below-market rent and above-market rent intangibles is recorded as an adjustment to Lease revenues, amortization of below-market ground lease and above-market ground lease intangibles is included in Property expenses, and amortization of in-place lease and tenant relationship intangibles is included in Depreciation and amortization.

CPA®:17 – Global 9/30/2013 10-Q — 19

Notes to Consolidated Financial Statements

Based on the intangible assets and liabilities recorded at September 30, 2013, scheduled annual net amortization of intangibles for the remainder of 2013, each of the next four calendar years following December 31, 2013, and thereafter is as follows (in thousands):

Years Ending December 31,	Total
2013 (remainder)	$8,970
2014	34,466
2015	32,408
2016	30,195
2017	28,655
Thereafter	314,441
Total	$449,135

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

Derivative Liabilities — Our derivative liabilities, which are included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, are comprised of interest rate swaps, foreign currency forward contracts, and embedded derivatives (Note 9). These derivative instruments were measured at fair value using readily observable market inputs, such as quotations on interest rates and were classified as Level 2 because they are custom, over-the-counter contracts with various bank counterparties that are not traded in an active market. The embedded derivatives were measured at fair value using internal valuation models that incorporate market inputs and our own assumptions about future cash flows. We classified these liabilities as Level 3 because these liabilities are not traded in an active market.

We did not have any transfers into or out of Level 1, Level 2 and Level 3 measurements during either the three or nine months ended September 30, 2013 and 2012. Gains and losses (realized and unrealized) included in earnings are reported in Other income and (expenses) in the consolidated financial statements.

CPA®:17 – Global 9/30/2013 10-Q — 20

Notes to Consolidated Financial Statements

Our other financial instruments had the following carrying values and fair values as of the dates shown (in thousands):

		September 30, 2013		December 31, 2012
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-recourse debt (a)	3	$1,795,336	$1,805,930	$1,633,452	$1,674,019
Note receivable (a)	3	40,000	43,840	40,000	43,957
CMBS (b)	3	2,648	5,370	2,075	2,980
Other securities (c)	3	8,301	12,889	8,301	10,800
Deferred acquisition fees payable (d)	3	17,140	18,130	26,246	30,875

_________

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

(b)

The carrying value of our commercial mortgage-backed securities (“CMBS”) is inclusive of impairment charges recognized during 2012, as well as accretion related to the estimated cash flows expected to be received. There were no purchases, sales or impairment charges recognized during the nine months ended September 30, 2013.

(c)	Reflects equity securities in a warehouse and logistics company.
(d)

We determined the estimated fair value of our deferred acquisition fees based on an estimate of discounted cash flows using two significant unobservable inputs, which are the leverage adjusted unsecured spread and an illiquidity adjustment of 380 bps and 75 bps, respectively. Significant increases or decreases to these inputs in isolation would result in a significant change in the fair value measurement.

We estimated that our remaining financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values at both September 30, 2013 and December 31, 2012.

Items Measured at Fair Value on a Non-Recurring Basis (Including Impairment Charges)

We periodically assess whether there are any indicators that the value of our real estate investments may be impaired or that their carrying value may not be recoverable. For investments in real estate for which an impairment indicator is identified, we follow a two-step process to determine whether an investment is impaired and the amount of the charge. First, we compare the carrying value of the property’s asset group to the future undiscounted net cash flows that we expect the property’s asset group will generate, including any estimated proceeds from the eventual sale of the property’s asset group. If this amount is less than the carrying value, the property’s asset group is considered to be impaired, and we then measure the impairment charge as the excess of the carrying value of the property’s asset group over the estimated fair value of the property’s asset group, which is primarily determined using market information such as recent comparable sales or broker quotes. If relevant market information is not available or is not deemed appropriate, we perform a future net cash flow analysis discounted for inherent risk associated with each investment. We determined that the significant inputs used to value these investments fall within Level 3 for fair value accounting. As a result of our assessments, we calculated impairment charges based on market conditions and assumptions that existed at the time. The valuation of real estate is subject to significant judgment and actual results may differ materially if market conditions or the underlying assumptions change.

During the first quarter of 2012, we incurred other-than-temporary impairment charges on our CMBS portfolio totaling $2.0 million to reduce the carrying values of three CMBS tranches to zero as a result of non-performance and the advisor’s assessment that the likelihood of receiving further interest payments or return of principal was remote. All of the impairment charges were measured using unobservable inputs (Level 3) and were recorded based on market conditions.

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

CPA®:17 – Global 9/30/2013 10-Q — 21

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

CPA®:17 – Global 9/30/2013 10-Q — 22

Notes to Consolidated Financial Statements

The following table sets forth certain information regarding our derivative instruments (in thousands):

		Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
	Balance Sheet Location	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Derivatives Designated as Hedging Instruments
Foreign currency forwards	Other assets, net	$1,524	$4,229	$-	$-
Foreign currency collars	Other assets, net	1,041	2,743	-	-
Interest rate cap	Other assets, net	-	1	-	-
Interest rate swap	Other assets, net	962	-	-	-
Foreign currency forwards	Accounts payable, accrued expenses and other liabilities	-	-	(6,977)	(2,533)
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	-	-	(14,288)	(20,142)

Derivatives Not Designated as Hedging Instruments
Embedded derivatives (a)	Accounts payable, accrued expenses and other liabilities	-	-	(1,629)	(1,141)
Stock warrants (b)	Other assets, net	1,716	1,485	-	-
Foreign currency forward	Other assets, net	1,076	-	-	-
Swaption (c)	Other assets, net	1,015	-	-	-
Total derivatives		$7,334	$8,458	$(22,894)	$(23,816)

_________

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

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis on the balance sheet. At September 30, 2013, no cash collateral had been posted nor received for any of our derivative positions.

CPA®:17 – Global 9/30/2013 10-Q — 23

Notes to Consolidated Financial Statements

The following tables present the impact of our derivative instruments on the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized in
	Other Comprehensive Income (Loss) on Derivatives (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships	2013	2012	2013	2012
Interest rate swaps	$(744)	$(3,780)	$7,712	$(10,109)
Foreign currency forward contracts	(7,449)	(1,777)	(4,012)	(268)
Interest rate cap (a)	315	242	880	576
Foreign currency collars	(1,410)	(1,119)	(1,471)	(1,326)
Put options	-	-	-	192

Derivatives in Net Investment Hedging Relationships (b)
Foreign currency forward contracts	(934)	(769)	82	816
Total	$(10,222)	$(7,203)	$3,191	$(10,119)

	Amount of Gain (Loss) Reclassified from
	Other Comprehensive Income (Loss) into Income (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships	2013	2012	2013	2012
Foreign currency collars(c)	$(188)	$(273)	$(1,129)	$(1,719)
Foreign currency forward contracts(c)	(353)	(228)	(724)	(366)
Interest rate cap	316	247	881	653
Interest rate swaps	1,595	1,164	4,501	2,532
Total	$1,370	$910	$3,529	$1,100

_________

(a)         Includes gains attributable to noncontrolling interests of $0.1 million for both the three months ended September 30, 2013 and 2012 and $0.4 million and $0.3 million for the nine months ended September 30, 2013 and 2012, respectively.

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

		Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives Not in Cash Flow	Location of Gain (Loss)	Three Months Ended September 30,		Nine Months Ended September 30,
Hedging Relationships	Recognized in Income	2013	2012	2013	2012
Foreign currency forward contracts	Other income and (expenses)	$59	$-	$822	$-
Swaption	Other income and (expenses)	58	-	237	-
Interest rate swaps (a)	Interest expense	(50)	(18)	154	5
Put options	Other income and (expenses)	-	-	-	(2)
Stock warrants	Other income and (expenses)	66	(66)	231	(66)
Embedded derivatives	Other income and (expenses)	(1,093)	-	(540)	-
Total		$(960)	$(84)	$904	$(63)

_________

(a)         Relates to the ineffective portion of the hedging relationship.

See below for information on our purposes for entering into derivative instruments and for information on derivative instruments owned by unconsolidated investments, which are excluded from the tables above.

CPA®:17 – Global 9/30/2013 10-Q — 24

Notes to Consolidated Financial Statements

Interest Rate Swaps, Cap, and Swaption

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our investment partners may obtain variable-rate mortgage loans and, as a result, may enter into interest rate swap agreements or interest rate cap agreements with counterparties. Interest rate swaps, which effectively convert the variable-rate debt service obligations of the loan to a fixed rate, are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flow over a specific period. The notional, or face, amount on which the swaps are based is not exchanged. An interest rate cap limits the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. A swaption gives us the right but not the obligation to enter into an interest rate swap, of which the terms and conditions are set on the trade date, on a specified date in the future. Our objective in using these derivatives is to limit our exposure to interest rate movements.

The interest rate swaps, cap, and swaption that we had outstanding on our consolidated subsidiaries at September 30, 2013 are summarized as follows (currency in thousands):

		Notional	Contractual	Effective	Expiration	Fair Value at
Description	Type	Amount	Interest Rate	Date	Date	September 30, 2013 (a)
Designated as Cash Flow Hedging Instruments
6-Month Euro Interbank Offered Rate (“Euribor”)	“Pay-fixed” swap	€164,250	4.2%	9/2011	9/2016	$(8,289)
3-Month Euribor	“Pay-fixed” swap	€9,828	4.4%	2/2013	2/2018	(134)
3-Month Euribor	“Pay-fixed” swap	€5,753	5.8%	7/2010	11/2017	(503)
3-Month Euribor	“Pay-fixed” swap	€3,803	6.5%	6/2012	5/2017	(120)
3-Month Euribor	“Pay-fixed” swap	€2,922	4.2%	4/2013	4/2018	(5)
3-Month LIBOR (b)	Interest rate cap	$116,581	N/A	8/2009	8/2014	-
1-Month LIBOR	“Pay-fixed” swap	$92,400	3.9%	2/2012	2/2017	(1,532)
3-Month LIBOR	“Pay-fixed” swap	$25,482	5.7%	1/2010	12/2019	(2,567)
1-Month LIBOR	“Pay-fixed” swap	$22,841	5.7%	12/2019	1/2024	(29)
1-Month LIBOR	“Pay-fixed” swap	$19,673	4.8%	12/2012	12/2022	688
1-Month LIBOR	“Pay-fixed” swap	$14,880	4.3%	4/2013	4/2018	(510)
1-Month LIBOR	“Pay-fixed” swap	$12,374	4.8%	7/2013	1/2024	(265)
1-Month LIBOR	“Pay-fixed” swap	$8,886	5.0%	3/2012	3/2022	31
1-Month LIBOR	“Pay-fixed” swap	$4,368	4.6%	6/2012	7/2022	114
1-Month LIBOR	“Pay-fixed” swap	$4,225	4.8%	10/2012	11/2022	129
1-Month LIBOR	“Pay-fixed” swap	$4,049	6.0%	1/2011	1/2021	(333)
1-Month LIBOR	“Pay-fixed” swap	$1,572	4.8%	12/2011	12/2021	(1)
Not Designated as a Hedging Instrument
1-Month LIBOR	Swaption	$13,230	N/A	4/2018	4/2023	1,015
						$(12,311)

__________

(a)         Amounts are based on the exchange rate of the euro at September 30, 2013, as applicable.

(b)         The applicable interest rate of the related debt was 2.8%, which was below the strike price of the cap of 4.0% at September 30, 2013. The notional amount and fair value of $52.5 million and less than $0.1 million, respectively, attributable to noncontrolling interests is included in this swap.

The interest rate swap that one of our unconsolidated jointly-owned investments had outstanding at September 30, 2013 and was designated as cash flow hedge is summarized as follows (currency in thousands):

	Ownership
	Interest in Investee		Notional	Contractual	Effective	Expiration	Fair Value at
Description	at September 30, 2013	Type	Amount	Interest Rate	Date	Date	September 30, 2013
3-Month Euribor (a)	85.0%	“Pay-fixed” swap	€14,648	1.2%	3/2013	3/2020	$16

CPA®:17 – Global 9/30/2013 10-Q — 25

Notes to Consolidated Financial Statements

__________

(a)         Amounts are based on the exchange rate of the euro at September 30, 2013, as applicable.

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

The following table presents the foreign currency derivative contracts we had outstanding and their designations at September 30, 2013 (currency in thousands, except strike price):

	Notional	Strike	Effective	Expiration	Fair Value at
Type	Amount	Price	Date	Date	September 30, 2013
Designated as Cash Flow Hedging Instruments
Collars	€20,444	$1.40 - 1.42	9/2011	12/2013 - 9/2014	$1,041
Forward contracts	€56,700	1.28 - 1.29	5/2012	12/2014 - 6/2017	(3,967)
Forward contracts	€18,500	1.34 - 1.35	9/2011	3/2014 - 3/2015	(210)
Forward contracts	€17,100	1.34	12/2012	9/2017 - 3/2018	(610)
Forward contracts	€12,000	1.38	8/2013	12/2018 - 3/2019	(231)
Forward contracts	€11,800	1.41	9/2013	6/2019 - 9/2019	(51)
Forward contracts	€11,400	1.35	6/2013	6/2018 - 9/2018	(423)
Forward contracts	€11,342	1.34	1/2013	9/2015 - 3/2016	(184)
Forward contracts	¥776,666	.0122 - .0128	12/2012	12/2013 - 12/2017	1,524
Designated as Net Investment Hedging Instruments
Forward contracts	€45,000	1.33	7/2013	7/2015	(1,301)
Not Designated as a Hedging Instrument
Forward contracts	¥610,129.0128		12/2012	12/2017	1,076
					$(3,336)

Other

Amounts reported in Other comprehensive income (loss) related to interest rate swaps will be reclassified to Interest expense as interest payments are made on our variable-rate debt. Amounts reported in Other comprehensive income (loss) related to foreign currency derivative contracts will be reclassified to Other income and (expenses) when the hedged foreign currency proceeds from foreign operations are repatriated to the U.S. At September 30, 2013, we estimate that an additional $7.1 million, inclusive of amounts attributable to noncontrolling interests of $0.6 million, and $1.1 million will be reclassified as interest expense and other income, respectively, during the next 12 months.

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of collateral received, if any. No collateral was received as of September 30, 2013. At September 30, 2013, our total credit exposure was $2.7 million, inclusive of noncontrolling interest, and the maximum exposure to any single counterparty was $1.9 million.

Some of the agreements we have with our derivative counterparties contain certain credit contingent provisions that could result in a declaration of default against us regarding our derivative obligations if we either default or are capable of being declared in default on certain of our indebtedness. At September 30, 2013, we had not been declared in default on any of our derivative obligations. The

CPA®:17 – Global 9/30/2013 10-Q — 26

Notes to Consolidated Financial Statements

estimated fair value of our derivatives that were in a net liability position was $22.5 million and $23.0 million at September 30, 2013 and December 31, 2012, respectively, which included accrued interest and any adjustment for nonperformance risk. If we had breached any of these provisions at either September 30, 2013 or December 31, 2012, we could have been required to settle our obligations under these agreements at their aggregate termination value of $24.1 million or $25.1 million, respectively.

Portfolio Concentration Risk

Concentrations of credit risk arise when a group of tenants is engaged in similar business activities or is subject to similar economic risks or conditions that could cause them to default on their lease obligations to us. We regularly monitor our portfolio to assess potential concentrations of credit risk. While we believe our portfolio is reasonably well diversified, it does contain concentrations in excess of 10%, based on the percentage of our annualized contractual minimum base rent for the third quarter of 2013, in certain areas. There were no significant changes to our portfolio concentrations at September 30, 2013 as compared to December 31, 2012.

Note 10. Non-recourse Debt

Non-recourse debt consists of mortgage notes payable, which are collateralized by an assignment of real property and direct financing leases, with an aggregate carrying value of approximately $2.6 billion and $2.4 billion at September 30, 2013 and December 31, 2012, respectively. At September 30, 2013, our mortgage notes payable bore interest at fixed annual rates ranging from 2.0% to 8.0% and variable contractual annual rates ranging from 2.8% to 6.1%, with maturity dates ranging from 2013 to 2038.

During the nine months ended September 30, 2013, we obtained new non-recourse mortgage financings totaling $178.2 million with a weighted-average annual interest rate and term of 4.7% and 10.2 years, respectively. Of the total, $36.3 million related to investments acquired during 2013, $115.4 million related to investments acquired during prior years, $14.3 million related to five self-storage properties acquired during 2013, and $12.2 million related to an international investment for which we have entered into a purchase commitment on an acquisition that closed in October 2013.

Additionally, we refinanced a non-recourse mortgage loan of $13.3 million with new financing of $9.7 million with an annual interest rate and term of 4.9% and 10 years, respectively, related to six self-storage properties acquired during prior years.

Scheduled Debt Principal Payments

Scheduled debt principal payments during the remainder of 2013, each of the next four calendar years following December 31, 2013, and thereafter are as follows (in thousands):

Years Ending December 31,	Total
2013 (remainder)	$28,378
2014	39,987
2015	70,880
2016	298,889
2017	347,419
Thereafter through 2038	1,015,824
1,801,377
Unamortized discount, net (a)	(6,041)
Total	$1,795,336

_________

(a)         Represents the unamortized discount on two non-recourse mortgage loans.

Certain amounts in the table above are based on the applicable foreign currency exchange rate at September 30, 2013. Additionally, due to the weakening of the U.S. dollar relative to foreign currencies during the nine months ended September 30, 2013, the carrying value of our debt increased by $7.0 million from December 31, 2012 to September 30, 2013.

CPA®:17 – Global 9/30/2013 10-Q — 27

Notes to Consolidated Financial Statements

Note 11. Commitments and Contingencies

At September 30, 2013, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations. See Note 4 for unfunded construction commitments.

Purchase Commitments

During the periods presented and through the date of this report, we have entered into various agreements to purchase properties in the ordinary course of business.  With certain of these agreements we have provided deposits, that, if the associated arrangement is canceled, may only be refunded to us under limited circumstances.

CPA®:17 – Global 9/30/2013 10-Q — 28

Notes to Consolidated Financial Statements

Note 12. Equity

Reclassifications Out of Accumulated Other Comprehensive Loss

The following tables present a reconciliation of changes in accumulated other comprehensive loss by component for the periods presented (in thousands):

	Three Months Ended September 30, 2013
	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains and Losses on Marketable Securities	Foreign Currency Translation Adjustments	Total
Balance - beginning of period	$(12,730)	$(423)	$(25,636)	$(38,789)
Other comprehensive income (loss) before reclassifications	(11,592)	24	32,477	20,909
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	1,911	-	-	1,911
Other (income) and expense	(541)	-	-	(541)
Total	1,370	-	-	1,370
Net current-period Other comprehensive income (loss)	(10,222)	24	32,477	22,279
Net current-period Other comprehensive (income) loss attributable to noncontrolling interests	(142)	-	(408)	(550)
Balance - end of period	$(23,094)	$(399)	$6,433	$(17,060)

	Nine Months Ended September 30, 2013
	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains and Losses on Marketable Securities	Foreign Currency Translation Adjustments	Total
Balance - beginning of period	$(25,888)	$(470)	$(9,008)	$(35,366)
Other comprehensive income (loss) before reclassifications	(339)	71	15,614	15,346
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	5,382	-	-	5,382
Other (income) and expense	(1,853)	-	-	(1,853)
Total	3,529	-	-	3,529
Net current-period Other comprehensive income (loss)	3,190	71	15,614	18,875
Net current-period Other comprehensive (income) loss attributable to noncontrolling interests	(396)	-	(173)	(569)
Balance - end of period	$(23,094)	$(399)	$6,433	$(17,060)

CPA®:17 – Global 9/30/2013 10-Q — 29

Notes to Consolidated Financial Statements

	Three Months Ended September 30, 2012
	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains and Losses on Marketable Securities	Foreign Currency Translation Adjustments	Total
Balance - beginning of period	$(11,831)	$(523)	$(38,381)	$(50,735)
Other comprehensive (loss) income before reclassifications	(8,113)	(731)	13,905	5,061
Amounts reclassified from accumulated other comprehensive income to:
Interest expense	1,411	-	-	1,411
Other (income) and expense	(501)	754	-	253
Total	910	754	-	1,664
Net current-period Other comprehensive (loss) income	(7,203)	23	13,905	6,725
Net current-period Other comprehensive (income) loss attributable to noncontrolling interests	(109)	-	(222)	(331)
Balance - end of period	$(19,143)	$(500)	$(24,698)	$(44,341)

	Nine Months Ended September 30, 2012
	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains and Losses on Marketable Securities	Foreign Currency Translation Adjustments	Total
Balance - beginning of period	$(8,765)	$(1,506)	$(22,330)	$(32,601)
Other comprehensive (loss) income before reclassifications	(11,219)	252	(2,432)	(13,399)
Amounts reclassified from accumulated other comprehensive income to:
Interest expense	3,185	-	-	3,185
Other (income) and expense	(2,085)	754	-	(1,331)
Total	1,100	754	-	1,854
Net current-period Other comprehensive (loss) income	(10,119)	1,006	(2,432)	(11,545)
Net current-period Other comprehensive (income) loss attributable to noncontrolling interests	(259)	-	64	(195)
Balance - end of period	$(19,143)	$(500)	$(24,698)	$(44,341)

Note 13. Discontinued Operations

From time to time, we may decide to sell a property. We may make a decision to dispose of a property when it is vacant as a result of tenants vacating space, tenants electing not to renew their leases, tenant insolvency, or lease rejection in the bankruptcy process. In such cases, we assess whether we can obtain the highest value from the property by selling it, as opposed to re-leasing it. We may also sell a property when we receive an unsolicited offer or negotiate a price for an investment that is consistent with our strategy for that investment. When it is appropriate to do so, we classify the property as an asset held for sale on our consolidated balance sheet and the current and prior period results of operations of the property are reclassified as discontinued operations.

CPA®:17 – Global 9/30/2013 10-Q — 30

Notes to Consolidated Financial Statements

The results of operations for properties that are held for sale or have been sold and with which we have no continuing involvement are reflected in the consolidated financial statements as discontinued operations and are summarized as follows (in thousands, net of tax):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues	$1,325	$1,214	$3,702	$3,496
Expenses	(1,076)	(885)	(2,962)	(2,542)
Gain on sale of real estate	-	-	-	740
Income from discontinued operations, net of tax	$249	$329	$740	$1,694

2013 – During the three months ended September 30, 2013, we entered into a contract to sell one of our hotels for $24.0 million. At September 30, 2013, this property was classified as Assets held for sale in the consolidated balance sheets. We completed the sale of the hotel property in October 2013 and paid off the outstanding non-recourse mortgage loan of $5.1 million.

2012 – During the nine months ended September 30, 2012, we sold 12 domestic properties for a total cost of $12.7 million, net of selling costs, and recognized a net gain on the sales of the properties totaling $0.7 million.

CPA®:17 – Global 9/30/2013 10-Q — 31

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

Financial and Operating Highlights

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Total revenues	$91,619	$68,141	$267,337	$200,470
Net income attributable to CPA®:17 – Global stockholders	5,026	12,295	32,653	37,684

Cash distributions paid	50,689	38,542	147,310	105,935

Net cash provided by operating activities			135,825	125,599
Net cash used in investing activities			(387,455)	(417,369)
Net cash provided by financing activities			37,035	601,461

Supplemental financial measure:
Modified funds from operations (a)	36,387	29,564	105,812	89,208

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

Total revenues, Net cash provided by operating activities, and MFFO all increased for the current year periods as compared to the same periods in 2012, primarily reflecting the increase in the number of and the performance of our investments during 2013 and 2012.

Net income attributable to CPA®:17 – Global stockholders decreased for the three and nine months ended September 30, 2013 as compared to the same periods in 2012 despite the contribution from the properties we acquired during 2013 and 2012. This contribution was offset by an increase in acquisition expenses recorded during the three and nine months ended September 30, 2013 (Note 4), an increase in general and administrative expense due to an amendment to our advisory agreement (Note 3), and an increase in property expenses due to the growth in our real estate assets.

Our quarterly cash distribution was $0.1625 per share for the third quarter of 2013, which equated to $0.6500 per share on an annualized basis, and was paid on October 15, 2013 to stockholders of record at September 30, 2013.

CPA®:17 – Global 9/30/2013 10-Q — 32

Results of Operations

The following tables present other operating data that management finds useful in evaluating results of operations:

	September 30, 2013	December 31, 2012
Occupancy rate - leased properties (a)	100%	100%
Number of leased properties (a)	343	335
Number of operating properties (b)	73	59

	Nine Months Ended September 30,
	2013	2012
Acquisition volume - consolidated subsidiaries (in millions)	$252.0	$415.9
Acquisition volume - equity investments (in millions)	$139.0	$-
Financing obtained (in millions) (c)	$186.4	$214.8
Funds raised (in millions) (d)	$1.3	$539.2
Average U.S. dollar/euro exchange rate (e)	$1.3173	$1.2824
U.S. Consumer Price Index (“CPI”) (f)	234.1	231.4

__________

(a)          Reflects net-leased properties in which we had a full or partial ownership interest.

(b)         Operating properties are comprised of full or partial ownership interests in 69 self-storage properties, three hotel properties, and one shopping center, all of which are managed by third parties. We sold one of our hotels in October 2013 (Note 13).

(c)          Amount in 2013 includes a refinancing of $9.7 million. We did not refinance any debt in 2012.

(d)         Reflects funds raised in our follow-on offering, which closed on January 31, 2013.

(e)          The average conversion rate for the U.S. dollar in relation to the euro increased by approximately 2.7% during the nine months ended September 30, 2013 in comparison to the same period in 2012, resulting in a positive impact on earnings for our euro-denominated investments in the current year period.

(f)            Most of our domestic lease agreements include contractual increases indexed to the change in the CPI.

CPA®:17 – Global 9/30/2013 10-Q — 33

The following table sets forth the net lease revenues (i.e., rental income and interest income from direct financing leases) that we earned from lease obligations through our consolidated real estate investments (in thousands):

	Nine Months Ended September 30,
Lessee	2013	2012
“Same Store” Properties: (a)
Domestic:
The New York Times Company (b)	$20,842	$20,600
General Parts Inc., Golden State Supply LLC, Straus-Frank Enterprises LLC, General Parts Distribution LLC and Worldpac Inc.	14,747	14,477
Terminal Freezers, LLC	7,959	7,732
Flanders Corporation (c)	5,429	4,939
LifeTime Fitness, Inc.	5,134	5,136
Angelica Corporation	3,933	3,781
Flint River Services, LLC	3,805	3,804
Frontier Spinning Mills, Inc. (b)	3,454	3,420
The Sun Products Corporation	3,382	3,380
McKesson Corporation (formerly US Oncology, Inc.)	3,142	3,142
JP Morgan Chase Bank, National Association and AT&T Wireless Services	3,045	2,997
Kronos Products, Inc.	2,944	2,904
Harbor Freight Tools, USA, Inc. (d)	2,659	2,525
Laureate Education, Inc.	2,197	2,224
Berry Plastics Corporation	2,140	2,090
Mori Seiki USA, Inc.	2,108	2,108
Various	5,164	5,018
	92,084	90,277
International: (e)
Metro Cash & Carry Italia S.p.A.	22,756	21,781
Agrokor d.d.	15,336	14,404
Eroski Sociedad Cooperativa	8,009	7,630
DTS Distribuidora de Television Digital SA	6,870	6,544
Actebis Peacock GmbH (b)	3,109	2,973
Waldaschaff Automotive Nagold GmbH (b)	2,448	2,401
TDG Limited (f)	2,094	2,160
Various (e) (f)	3,088	3,002
	63,710	60,895
	155,794	151,172
Recent Acquisitions (Date Acquired):
Domestic:
KBR, Inc. (11/2012)	12,076	-
Blue Cross and Blue Shield of Minnesota, Inc. (1/2012)	10,142	9,692
RLJ-McLarty-Landers Automotive Holdings, LLC (9/2012)	4,292	251
Walgreens Co. (3/2012)	2,541	2,997
Sabre Communications Corporation and Cellxion, LLC (6/2012, 3/2012)	2,381	1,134
RR Donnelley & Sons Company (9/2012)	2,315	82
Cuisine Solutions, Inc. (10/2012)	1,902	-
Education Management Corporation (12/2012, 9/2012)	1,816	121
Various	8,357	1,624
	45,822	15,901
International: (e)
Agrokor d.d. (12/2012)	3,022	-
Wanbishi Archives Co. Ltd (12/2012) (b) (g)	2,396	-
Various	3,837	183
	9,255	183
	55,077	16,084
	$210,871	$167,256

CPA®:17 – Global 9/30/2013 10-Q — 34

__________

(a)          Represent properties we owned for 21 months or more.

(b)         These revenues were generated in consolidated investments, which are jointly-owned with our affiliates, and on a combined basis include revenues attributable to noncontrolling interests totaling $12.6 million and $12.5 million for the nine months ended September 30, 2013 and 2012, respectively.

(c)          This increase was due to a lease amendment in the second quarter of 2012.

(d)         This increase was due to a lease restructuring in the first quarter of 2013.

(e)          Unless otherwise noted, amounts are subject to fluctuations in the exchange rate of the euro. The average conversion rate for the U.S. dollar in relation to the euro increased by approximately 2.7% during the nine months ended September 30, 2013 in comparison to the same period in 2012, resulting in a positive impact on lease revenues for our euro-denominated investments in the current year period.

(f)            Amounts are subject to fluctuations in the exchange rate of the British pound sterling. The average conversion rate for the U.S. dollar in relation to the British pound sterling decreased by approximately 2.4% during the nine months ended September 30, 2013 in comparison to the same period in 2012, resulting in a negative impact on lease revenues for this investment in the current year period.

(g)         Amount is subject to fluctuations in the exchange rate of the Japanese yen.

We recognize income from equity investments in real estate, of which lease revenues are a significant component. The following table sets forth the net lease revenues earned by these investments from the investee’s operations. Amounts provided are the total amounts attributable to the investments and do not represent our proportionate share (dollars in thousands):

	Ownership Interest	Nine Months Ended September 30,
Lessee (Date Acquired)(a)	at September 30, 2013	2013	2012
Hellweg Die Profi-Baumärkte GmbH & Co. KG (5/2011) (b)	33%	$26,998	$25,780
U-Haul Moving Partners, Inc. and Mercury Partners, LP (5/2011)	12%	24,276	24,276
C1000 Logistiek Vastgoed B.V. (1/2011) (b)	85%	11,369	10,773
Tesco plc (7/2009) (b)	49%	5,623	5,379
Berry Plastics Corporation (12/2007) (c)	50%	5,318	5,240
State Farm (8/2013)	50%	2,862	-
Dick’s Sporting Goods, Inc. (5/2011)	45%	2,499	2,486
Eroski Sociedad Cooperativa - Mallorca (6/2010) (b)	30%	2,296	2,235
		$81,241	$76,169

__________

(a)          Excludes operating revenue for Madison Storage investment of $2.2 million for the nine months ended September 30, 2013.

(b)         Amounts are subject to fluctuations in foreign currency exchange rates. The average conversion rate for the U.S. dollar in relation to the euro during the nine months ended September 30, 2013 increased by approximately 2.7% in comparison to the same period in 2012, resulting in a positive impact on lease revenues for our euro-denominated investments in the current year period.

(c)          We also consolidate an investment with one of our affiliates that leases another property to this lessee.

Leasing Activity

The following discussion presents a summary of our leasing activity on our existing properties for the periods presented and does not include new acquisitions.

During the three months ended September 30, 2013 and 2012, we did not modify any existing leases.

During the nine months ended September 30, 2013, we modified one lease with an existing tenant to add approximately 1.0 million square feet of leased space at the same rental rate per square foot. The average rent for this leased space was $3.22 per square foot. None of the tenants received tenant improvement allowances or concessions.

During the nine months ended September 30, 2012, we modified five leases totaling approximately 2.2 million square feet with existing tenants. These leases were either lease extensions or expansions of leased space with existing tenants. The average rent for this leased space increased from $4.33 per square foot to $4.86 per square foot after the renewals. None of the tenants received tenant improvement allowances or concessions.

CPA®:17 – Global 9/30/2013 10-Q — 35

Lease Revenues

As of September 30, 2013, approximately 54.9% of our net leases, based on annualized contractual minimum base rent, provide for adjustments based on formulas indexed to changes in the CPI, or other similar indices for the jurisdiction in which the property is located, some of which have caps and/or floors. In addition, approximately 44.6% of our net leases on that same basis have fixed rent adjustments with contractual minimum base rent scheduled to increase by an average of 1.4% in the next 12 months. We own international investments and, therefore, lease revenues from these investments are subject to fluctuations in exchange rate movements in foreign currencies, primarily the euro.

For the three and nine months ended September 30, 2013 as compared to the same periods in 2012, lease revenues increased by $14.9 million and $43.6 million, respectively, primarily due to our investment activity during 2013 and 2012, which contributed revenues of $13.1 million and $39.0 million, respectively, and scheduled rent increases at several properties, which contributed $0.7 million and $2.7 million, respectively.

Other Real Estate Operations

Other real estate operations represent the results of operations (revenues and operating expenses) of our hotel investments and 69 self-storage properties. For the three and nine months ended September 30, 2013 as compared to the same periods in 2012, Other real estate income increased by $3.4 million and $10.3 million, respectively, and Other real estate expenses increased by $2.8 million and $8.8 million, respectively. The increases were primarily due to the acquisition of seven self-storage properties during the first, second, and third quarters of 2013 and a total of nine self-storage properties during the third and fourth quarters of 2012.

Other Operating Income

Other operating income generally consists of costs reimbursable by tenants and non-rent related revenues. To the extent a property is leased on a net-lease basis, reimbursable tenant costs are recorded as both income and property expense and, therefore, have no impact on net income. For the three and nine months ended September 30, 2013 as compared to the same periods in 2012, other operating income increased by $4.9 million and $12.5 million, respectively, primarily due to increases of $3.9 million and $10.0 million, respectively, in reimbursable tenant costs as a result of our investment activity in 2013 and 2012.

Depreciation and Amortization

For the three and nine months ended September 30, 2013 as compared to the same periods in 2012, depreciation and amortization increased by $5.8 million and $19.9 million, respectively, as a result of investments we entered into during 2013 and 2012.

Property Expenses

For the three and nine months ended September 30, 2013 as compared to the same periods in 2012, property expenses increased by $5.9 million and $15.2 million, respectively, primarily due to increases in reimbursable tenant costs of $3.8 million and $9.8 million, respectively, as a result of investments we entered into in 2013 and 2012. In addition, asset management fees increased by $0.8 million and $1.9 million, respectively, as a result of 2013 and 2012 investment volume, which increased the asset base from which the advisor earns a fee.

Acquisition Expenses

For the three and nine months ended September 30, 2013 as compared to the same periods in 2012, acquisition expenses increased by $7.5 million and $8.7 million, respectively, primarily as a result of two international investments we entered into during the three months ended September 30, 2013, which are accounted for as business combinations because we assumed existing leases on the properties (Note 4). Acquisition expenses represent direct costs incurred to acquire operating properties, which are accounted for as business combinations, whereby such costs are required to be expensed as incurred.

General and Administrative

For the three and nine months ended September 30, 2013 as compared to the same periods in 2012, general and administrative expense increased by $1.4 million and $4.0 million, respectively, primarily due to increases in management expenses of $1.1 million and $3.2 million, respectively. Management expenses increased primarily due to an amendment to our advisory agreement in 2012 related to the basis of allocating advisor personnel expenses amongst WPC, the CPA REITs and CWI (Note 3) based on each entity’s

CPA®:17 – Global 9/30/2013 10-Q — 36

revenues. Additionally, the revenue base from which the advisor allocates personnel expenses increased as a result of 2013 and 2012 investment volume. Management expenses include our reimbursements to the advisor for the allocated costs of personnel and overhead in providing management of our day-to-day operations, including accounting services, stockholder services, corporate management, and property management and operations.

Impairment Charges

During the nine months ended September 30, 2012, we incurred other-than-temporary impairment charges of $2.0 million to reduce the carrying values of three CMBS tranches to zero as a result of non-performance and the advisor’s assessment that the likelihood of receiving further interest payments or return of principal was remote. At September 30, 2013, the carrying value of our remaining CMBS securities was $2.6 million (Note 8). We did not incur any impairment charges during the three or nine months ended September 30, 2013.

Net Income from Equity Investments in Real Estate

Net income from equity investments in real estate are recognized in accordance with each respective investment agreement and, where applicable, based upon an allocation of the investment’s net assets at book value as if the investment was hypothetically liquidated at the end of each reporting period.

For the three and nine months ended September 30, 2013 as compared to the same periods in 2012, income from equity investments in real estate decreased by $0.4 million and $1.8 million, respectively, primarily due to operating losses incurred by one of our hotels being taken out of service while undergoing significant renovations.

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

For the three months ended September 30, 2013 as compared to the same period in 2012, net Other income decreased by $1.5 million due to an increase in net realized losses on derivatives of $0.8 million as a result of a decrease in market value of the embedded derivatives (Note 9) and a $0.5 million write-off of unamortized debt discount related to a seller financing note that was paid off during the third quarter of 2013.

For the nine months ended September 30, 2013 as compared to the same period in 2012, net Other income increased by $4.0 million, primarily due to an increase in realized foreign currency transaction gains of $1.8 million on cash repatriation from our foreign investments during 2013, an increase in net realized gains on derivatives of $0.6 million as a result of gains recognized on the settlement of foreign currency forward contracts, and an increase in interest income of $0.5 million as a result of higher cash balances.

Interest Expense

For the three and nine months ended September 30, 2013 as compared to the same periods in 2012, interest expense increased by $4.7 million and $13.9 million, respectively, primarily as a result of mortgage financing obtained or assumed in connection with our investment activity during 2013 and 2012.

(Provision for) Benefit from Income Taxes

For the nine months ended September 30, 2013 as compared to the same period in 2012, provision for income taxes increased by $2.0 million, primarily due to changes in accruals for foreign taxes of $1.5 million as a result of the increase in international investments we entered into during 2013.

CPA®:17 – Global 9/30/2013 10-Q — 37

Income from Discontinued Operations, Net of Tax

Income from discontinued operations, net of tax represents the net income (revenue less expenses) from the operations of properties that were sold or held for sale (Note 13).

For the three and nine months ended September 30, 2013, income from discontinued operations, net of tax was $0.2 million and $0.7 million, respectively, as a result of income generated from the operations of one of our hotels, which was reclassified to Assets held for sale in the third quarter of 2013. We completed the sale of this hotel in October 2013 (Note 13).

For the three and nine months ended September 30, 2012, income from discontinued operations, net of tax was $0.3 million and $1.7 million, respectively, primarily due to income generated from the operations of the hotel that was reclassified to Assets held for sale in the third quarter of 2013, as well as from properties sold in the first quarter of 2012. Additionally, income for the nine months ended September 30, 2012 included a gain on the sale of these properties totaling $0.7 million.

Net Income Attributable to Noncontrolling Interests

For the nine months ended September 30, 2013 as compared to the same periods in 2012, net income attributable to noncontrolling interests increased by $2.6 million, primarily due to an increase in the Available Cash Distribution paid to the advisor as a result of our 2013 and 2012 investment activity (Note 3).

Net Income Attributable to CPA®:17 – Global Stockholders

For the three and nine months ended September 30, 2013 as compared to the same periods in 2012, the resulting net income attributable to CPA®:17 – Global stockholders decreased by $7.3 million and $5.0 million, respectively.

Modified Funds from Operations (“MFFO”)

MFFO is a non-GAAP measure that we use to evaluate our business. For a definition of MFFO and a reconciliation to net income attributable to CPA®:17 – Global stockholders, see Supplemental Financial Measures below. For the three and nine months ended September 30, 2013 as compared to the same periods in 2012, MFFO increased by $6.8 million and $16.6 million, respectively, primarily as a result of the increase in the number of and the performance of our investments during 2013 and 2012.

Financial Condition

Sources and Uses of Cash During the Period

We expect to continue to invest the proceeds of our follow-on offering in a diversified portfolio of income-producing commercial properties and other real estate related assets. We use the cash flow generated from our investments primarily to meet our operating expenses, service debt and fund distributions to our stockholders. Our cash flows fluctuate from period to period due to a number of factors, which may include, among other things, the timing of purchases and sales of real estate, the timing of the receipt of the proceeds from and the repayment of mortgage loans and receipt of lease revenues, the advisor’s annual election to receive fees in shares of our common stock or cash, the timing and characterization of distributions received from equity investments in real estate, the timing of payments of the Available Cash Distribution to the advisor, and changes in foreign currency exchange rates. Despite these fluctuations, we believe our net leases and other real estate related assets will generate sufficient cash from operations and from equity distributions in excess of equity income in real estate to meet our normal recurring short-term and long-term liquidity needs. However, until we have fully invested the proceeds of our follow-on offering, we have used, and may in the future use, a portion of the offering proceeds to fund our operating activities. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the period are described below.

Operating Activities

Net cash flow provided by operating activities during the nine months ended September 30, 2013 increased by $10.2 million compared to the same period in 2012, primarily as a result of the increase in the number of and the performance of our investments during 2013 and 2012.

CPA®:17 – Global 9/30/2013 10-Q — 38

Investing Activities

Our investing activities are generally comprised of real estate-related transactions (purchases and sales), payment of deferred acquisition fees to the advisor related to asset acquisitions and capitalized property-related costs. During the nine months ended September 30, 2013, we used $275.2 million primarily to acquire 14 investments and to fund construction costs on our build-to-suit projects (Note 4). We contributed $93.1 million to jointly-owned investments, including $49.0 million to fund ADC Arrangements and $43.5 million to acquire our equity interests in the Madison Storage and State Farm investments (Note 6). We received $5.3 million in distributions from our equity investments in real estate in excess of cumulative equity in net income. Funds totaling $36.1 million and $18.4 million, respectively, were invested in and released from lender-held investment accounts. We paid VAT, totaling $29.0 million, in connection with several international investments and recovered $32.6 million of foreign VAT during the nine months ended September 30, 2013, including amounts paid in prior years. Payments of deferred acquisition fees to the advisor totaled $10.6 million.

Financing Activities

During the nine months ended September 30, 2013, we paid distributions of $147.3 million to our stockholders, which were comprised of cash distributions of $75.6 million and distributions that were reinvested in shares of our common stock by stockholders through our DRIP of $71.7 million. We paid distributions of $20.2 million to affiliates that hold noncontrolling interests in various investments owned jointly with us. We received $73.0 million in net proceeds from investors, primarily from our DRIP, and $175.8 million in proceeds from mortgage financings related to 2013 and 2012 investment activity. We paid financing costs totaling $2.6 million and we made scheduled and unscheduled mortgage principal installments totaling $23.3 million. Funds totaling $5.1 million were released from lender-held investment accounts.

Our objectives are to generate sufficient cash flow over time to provide our stockholders with increasing distributions and to seek investments with potential for capital appreciation throughout varying economic cycles. During the nine months ended September 30, 2013, we declared distributions to our stockholders totaling $152.0 million, which were comprised of cash distributions of $78.4 million and $73.6 million of distributions reinvested by stockholders through our DRIP. We funded 89% of these distributions from Net cash provided by operating activities, with the remainder being funded from proceeds of our public offerings. We funded 93% of our cumulative distributions from Net cash provided by operating activities, with the remainder being funded from proceeds of our public offerings. In determining our distribution policy during the periods in which we are investing capital, we place primary emphasis on projections of cash flow from operations, together with cash distributions from our unconsolidated investments, rather than on historical results of operations (though these and other factors may be a part of our consideration). In setting a distribution rate, we thus focus primarily on expected returns from those investments we have already made, as well as our anticipated rate of return from future investment, to assess the sustainability of a particular distribution rate over time.

We maintain a quarterly redemption plan pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from stockholders seeking liquidity. During the nine months ended September 30, 2013, we received requests to redeem 1,424,356 shares of our common stock pursuant to our redemption plan, all of which were redeemed in the same period, at a weighted-average price of $9.47 per share, which is net of redemption fees, totaling $13.5 million.

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

CPA®:17 – Global 9/30/2013 10-Q — 39

Summary of Financing

The table below summarizes our non-recourse debt (dollars in thousands):

	September 30, 2013	December 31, 2012
Carrying Value
Fixed rate	$1,207,600	$1,096,488
Variable rate (a)	587,736	536,964
Total	$1,795,336	$1,633,452
Percent of Total Debt
Fixed rate	67%	67%
Variable rate (a)	33%	33%
	100%	100%
Weighted-Average Interest Rate at End of Period
Fixed rate	5.4%	5.5%
Variable rate (a)	4.0%	4.0%

___________

(a)         Variable-rate debt at September 30, 2013 primarily consisted of (i) $439.2 million that was effectively converted to fixed-rate debt through interest rate swap derivative instruments, (ii) $116.4 million that was subject to an interest rate cap, but for which the applicable interest rate was below the interest rate of the cap at September 30, 2013, (iii) $27.2 million of floating-rate debt, and (iv) $4.9 million in mortgage loan obligations that bore interest at fixed rates but have interest rate reset features that may change the interest rates to then-prevailing market fixed rates at certain points during their term.

Cash Resources

At September 30, 2013, our cash resources consisted of cash and cash equivalents totaling $441.8 million. Of this amount, $48.7 million, at then-current exchange rates, was held in foreign subsidiaries, and we could be subject to restrictions or significant costs should we decide to repatriate these amounts. We also had unleveraged properties that had an aggregate carrying value of $349.7 million at September 30, 2013, although there can be no assurance that we would be able to obtain financing for these properties. Our cash resources may be used for future investments and can be used for working capital needs and other commitments.

Cash Requirements

During the next 12 months, we expect that our cash payments will include acquiring new investments, funding capital commitments, paying distributions to our stockholders and to our affiliates that hold noncontrolling interests in entities we control and making scheduled and unscheduled mortgage loan principal payments, as well as other normal recurring operating expenses. Balloon payments totaling $31.6 million on our consolidated mortgage loan obligations are due during the next 12 months. In addition, our share of balloon payments due during the next 12 months on our unconsolidated jointly-owned investments totaled $16.7 million. Our advisor is actively seeking to refinance certain of these loans, although there can be no assurance that it will be able to do so on favorable terms, if at all. Capital commitments totaling $105.4 million are expected to be funded during the next 12 months.

We expect to fund future investments, capital commitments such as build-to-suit projects and ADC Arrangements, any capital expenditures on existing properties, and scheduled debt maturities on mortgage loans through the use of our cash reserves and cash generated from operations. We intend to continue to use the remaining net proceeds of our follow-on offering to acquire, own and manage a portfolio of commercial real estate properties leased to a diversified group of companies primarily on a single tenant net lease basis.

CPA®:17 – Global 9/30/2013 10-Q — 40

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements and other contractual obligations at September 30, 2013 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Non-recourse debt — principal (a)	$1,801,377	$59,394	$358,180	$509,803	$874,000
Deferred acquisition fees — principal	17,140	10,662	6,478	-	-
Interest on borrowings and deferred acquisition fees	1,273,888	29,316	68,750	312,173	863,649
Subordinated disposition fees (b)	202	-	-	-	202
Capital commitments (c)	134,278	105,363	28,462	453	-
Operating and other lease commitments (d)	46,166	2,837	5,395	6,374	31,560
Asset retirement obligations, net (e)	20,102	-	-	-	20,102
	$3,293,153	$207,572	$467,265	$828,803	$1,789,513

___________

(a)         Excludes $6.0 million of unamortized discount on two notes, which was included in Non-recourse debt at September 30, 2013.

(b)         Represents amounts that may be payable to the advisor in connection with sales of assets if minimum stockholder returns are satisfied (Note 3). There can be no assurance as to whether or when these fees will be paid.

(c)      Capital commitments include (i) current build-to-suit projects of $70.4 million (Note 4), (ii) capital commitments related to the ADC Arrangements of $63.2 million (Note 6), and (iii) $0.7 million related to other construction commitments. Amounts are based on the exchange rate of the euro at September 30, 2013, as applicable.

(d)      Operating and other lease commitments consist of rental obligations under ground leases and our share of future minimum rents payable pursuant to our advisory agreement for the purpose of leasing office space used for the administration of real estate entities as well as future minimum rents payable under a ground lease executed in June 2010 (denominated in British pound sterling) in conjunction with an investment in the United Kingdom. Amounts are allocated among WPC, the CPA REITs and CWI based on gross revenues and are adjusted quarterly.

(e)       Represents the future amount of obligations estimated for the removal of asbestos and environmental waste in connection with several of our acquisitions upon the retirement or a sale of the asset (Note 4).

Amounts in the table above related to our foreign operations are based on the exchange rate of the local currencies at September 30, 2013, which consisted primarily of the euro. At September 30, 2013, we had no material capital lease obligations for which we were the lessee, either individually or in the aggregate.

Equity Method Investments

We have interests in unconsolidated investments that own single-tenant properties net leased to companies. Generally, the underlying investments are jointly-owned with our affiliates. At September 30, 2013, on a combined basis, these investments had total assets of approximately $1.5 billion, third-party non-recourse mortgage debt of $1.0 billion, and total asset retirement obligations of $1.6 million. At that date, our pro rata share of their aggregate debt was $470.1 million. Cash requirements with respect to our share of these debt obligations are discussed above under Cash Requirements.

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

CPA®:17 – Global 9/30/2013 10-Q — 41

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

CPA®:17 – Global 9/30/2013 10-Q — 42

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

CPA®:17 – Global 9/30/2013 10-Q — 43

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

CPA®:17 – Global 9/30/2013 10-Q — 44

FFO and MFFO were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income attributable to CPA®:17 — Global stockholders	$5,026	$12,295	$32,653	$37,684
Adjustments:
Depreciation and amortization of real property	23,010	17,345	67,540	47,997
Gain on sale of real estate	(78)	-	(78)	(740)
Proportionate share of adjustments to equity in net income of partially- owned entities to arrive at FFO:
Depreciation and amortization of real property	4,274	4,011	11,501	12,457
Proportionate share of adjustments for noncontrolling interests to arrive at FFO	(177)	(145)	(485)	(424)
Total adjustments	27,029	21,211	78,478	59,290
FFO — as defined by NAREIT	32,055	33,506	111,131	96,974
Adjustments:
Other depreciation, amortization and non-cash charges	342	(178)	(887)	827
Straight-line and other rent adjustments (a)	(4,648)	(3,364)	(15,255)	(10,581)
Impairment charges (b)	-	-	-	2,019
Loss on extinguishment of debt	535	-	535	-
Acquisition expenses (c)	9,185	1,598	12,321	3,323
Above- and below-market rent intangible lease amortization, net (d)	86	96	(80)	629
(Accretion) of discounts / amortization of premiums on debt investments, net	(490)	35	(421)	104
Realized gains on foreign currency, derivatives and other	(1,067)	(1,630)	(3,964)	(3,299)
Unrealized losses on mark-to-market adjustments	6	-	6	-
Proportionate share of adjustments to equity in net income of partially- owned entities to arrive at MFFO:
Other depreciation, amortization and non-cash charges	(59)	2	(47)	11
Straight-line and other rent adjustments (a)	(2)	(11)	(21)	(39)
Gain on extinguishment of debt	-	-	-	(1,914)
Acquisition expenses (c)	64	80	1,379	208
Above- and below-market rent intangible lease amortization, net (d)	311	47	931	60
Realized (gains) losses on foreign currency, derivatives and other	(3)	(9)	(1)	8
Proportionate share of adjustments for noncontrolling interests to arrive at MFFO	72	(608)	185	878
Total adjustments	4,332	(3,942)	(5,319)	(7,766)
MFFO	$36,387	$29,564	$105,812	$89,208

____________

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

(c)          Includes Acquisition expenses and amortization of deferred acquisition fees. In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs and amortization of deferred acquisition fees, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance

CPA®:17 – Global 9/30/2013 10-Q — 45

measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to stockholders, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property.

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

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our investment partners may obtain variable-rate mortgage loans and, as a result, may enter into interest rate swap agreements or interest rate cap agreements with lenders that effectively convert the variable-rate debt service obligations of the loan to a fixed rate or limit the underlying interest rate from exceeding a specified strike rate, respectively. Interest rate swaps are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flows over a specific period, and interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments designated as cash flow hedges on the forecasted interest payments on the debt obligation. The notional, or face, amount on which the swaps or caps are based is not exchanged. Our objective in using these derivatives is to limit our exposure to interest rate movements. The net fair value of our interest rate cap and interest rate swaps, which are included in Other assets, net and Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was in a net liability position of $12.3 million at September 30, 2013 (Note 9).

CPA®:17 – Global 9/30/2013 10-Q — 46

At September 30, 2013, all of our debt either bore interest at fixed rates, was swapped to a fixed rate, was subject to an interest rate cap, or bore interest at fixed rates that were scheduled to convert to then-prevailing market fixed rates at certain future points during their term. The annual interest rates on our fixed-rate debt at September 30, 2013 ranged from 2.0% to 8.0%. The contractual interest rates on our variable-rate debt at September 30, 2013 ranged from 2.8% to 6.1%. Our debt obligations are more fully described under Financial Condition in Item 2 above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at September 30, 2013 (in thousands):

	2013

	(Remainder)	2014	2015	2016	2017	Thereafter	Total	Fair value
Fixed-rate debt (a)	$25,605	$32,072	$63,930	$72,917	$202,873	$810,328	$1,207,725	$1,210,587
Variable-rate debt (a)	$2,773	$7,915	$6,950	$225,972	$144,546	$205,496	$593,652	$595,343

____________

(a)         Amounts are based on the exchange rate at September 30, 2013, as applicable.

The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps or that has been subject to an interest rate cap is affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at September 30, 2013 by an aggregate increase of $65.9 million or an aggregate decrease of $84.6 million, respectively. This debt is generally not subject to short-term fluctuations in interest rates.

Foreign Currency Exchange Rate Risk

We own investments in Europe and in Asia, and as a result are subject to risk from the effects of exchange rate movements in the euro and, to a lesser extent, the British pound sterling and the Japanese yen, which may affect future costs and cash flows. Although all of our foreign investments through the third quarter of 2013 were conducted in these currencies, we are likely to conduct business in other currencies in the future as we seek to invest funds from our offering internationally. We manage foreign currency exchange rate movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the same currency. This reduces our overall exposure to the net cash flow from that investment. In addition, we may use currency hedging to further reduce the exposure to our equity cash flow. However, we are subject to foreign currency exchange rate movements to the extent of the difference in timing and amount of the rental obligation and the debt service. We are generally a net receiver of these currencies (we receive more cash than we pay out), and therefore our foreign operations benefit from a weaker U.S. dollar, and are adversely affected by a stronger U.S. dollar, relative to the foreign currency.

We obtain mortgage financing in the local currency. To the extent that currency fluctuations increase or decrease rental revenues as translated to U.S. dollars, the change in debt service, as translated to U.S. dollars, will partially offset the effect of fluctuations in revenue and mitigate the risk from changes in foreign currency exchange rates.

Scheduled future minimum rents, exclusive of renewals, under non-cancelable operating leases for our foreign operations for the remainder of 2013, each of the next four calendar years following December 31, 2013, and thereafter are as follows (in thousands):

	2013

Lease Revenues (a)	(Remainder)	2014	2015	2016	2017	Thereafter	Total
Euro (b)	$24,787	$99,109	$99,136	$99,138	$99,137	$1,068,825	$1,490,132
British pound sterling (c)	1,455	5,779	5,779	5,780	5,779	75,893	100,465
Japanese yen (d)	753	3,012	3,012	3,080	3,102	13,169	26,128
	$26,995	$107,900	$107,927	$107,998	$108,018	$1,157,887	$1,616,725

CPA®:17 – Global 9/30/2013 10-Q — 47

Scheduled debt service payments (principal and interest) for mortgage notes payable for our foreign operations for the remainder of 2013, each of the next four calendar years following December 31, 2013, and thereafter are as follows (in thousands):

	2013

Debt Service (a) (e)	(Remainder)	2014	2015	2016	2017	Thereafter	Total
Euro (b)	$30,495	$32,181	$73,394	$256,998	$148,236	$27,541	$568,845
British pound sterling (c)	120	478	478	13,832	-	-	14,908
Japanese yen (d)	133	529	529	530	27,023	-	28,744
	$30,748	$33,188	$74,401	$271,360	$175,259	$27,541	$612,497

_________

(a)         Amounts are based on the applicable exchange rates at September 30, 2013. Contractual rents and debt obligations are denominated in the functional currency of the country of each property.

(b)         We estimate that for a 1% increase or decrease in the exchange rate between the euro and the U.S. dollar, there would be a corresponding change in the projected estimated property-level cash flow at September 30, 2013 of $9.2 million.

(c)          We estimate that for a 1% increase or decrease in the exchange rate between the British pound sterling and the U.S. dollar, there would be a corresponding change in the projected estimated property-level cash flow at September 30, 2013 of $0.9 million.

(d)         We estimate that for a 1% increase or decrease in the exchange rate between the Japanese yen and the U.S. dollar, there would be a corresponding change in the projected estimated property-level cash flow at September 30, 2013 of less than $0.1 million.

(e)          Interest on unhedged variable-rate debt obligations was calculated using the applicable annual interest rates and balances outstanding at September 30, 2013.

As a result of scheduled balloon payments on our international non-recourse mortgage loans, projected debt service obligations exceed projected lease revenues in 2016 and 2017. In 2016 and 2017, balloon payments totaling $246.4 million and $163.6 million, respectively, are due on three and eight non-recourse mortgage loans, respectively, that are collateralized by properties that we own with affiliates. We currently anticipate that, by their respective due dates, we will have refinanced certain of these loans, but there can be no assurance that we will be able to do so on favorable terms, if at all. If that has not occurred, we would expect to use our cash resources to make these payments, if necessary.

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures at September 30, 2013, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of September 30, 2013 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CPA®:17 – Global 9/30/2013 10-Q — 48

PART II

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

For the three months ended September 30, 2013, we issued 547,125 shares of our common stock to the advisor as consideration for asset management fees. These shares were issued at $10.00 per share, which was the price at which our shares were sold in our recently completed follow-on offering. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(a)(2) of the Securities Act, the shares issued were deemed to be exempt from registration. In acquiring our shares, the advisor represented that such interests were being acquired by it for the purposes of investment and not with a view to the distribution thereof.

Issuer Purchases of Equity Securities

The following table provides information with respect to repurchases of our common stock during the three months ended September 30, 2013:

Maximum number (or
			Total number of shares	approximate dollar value)
			purchased as part of	of shares that may yet be
	Total number of	Average price	publicly announced	purchased under the
2013 Period	shares purchased (a)	paid per share	plans or program (a)	plans or program (a)
July	-	$-	N/A	N/A
August	-	-	N/A	N/A
September	445,330	9.41	N/A	N/A
Total	445,330

_________

(a)         Represents shares of our common stock repurchased under our redemption plan, pursuant to which we may elect to redeem shares at the request of our stockholders who have held their shares for at least one year from the date of their issuance, subject to certain exceptions, conditions and limitations. The maximum amount of shares purchasable by us in any period depends on a number of factors and is at the discretion of our board of directors. We satisfied all of the above redemption requests received during the three months ended September 30, 2013. The redemption plan will terminate if and when our shares are listed on a national securities market or upon the occurrence of a liquidity event. We receive fees in connection with share redemptions.

CPA®:17 – Global 9/30/2013 10-Q — 49

Item 6. Exhibits.

The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from Corporate Property Associates 17 – Global Incorporated’s Quarterly Report on Form 10-Q for the quarter ended at September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2013 and December 31, 2012, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012, (iv) Consolidated Statements of Equity for the nine months ended September 30, 2013 and the year ended December 31, 2012, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, and (vi) Notes to Consolidated Financial Statements.

CPA®:17 – Global 9/30/2013 10-Q — 50

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corporate Property Associates 17 – Global Incorporated
Date: November 7, 2013
	By:	/s/ Catherine D. Rice
Catherine D. Rice
Chief Financial Officer
(Principal Financial Officer)

Date: November 7, 2013
	By:	/s/ Hisham A. Kader
Hisham A. Kader
Chief Accounting Officer
(Principal Accounting Officer)

CPA®:17 – Global 9/30/2013 10-Q — 51

EXHIBIT INDEX

The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from Corporate Property Associates 17 – Global Incorporated’s Quarterly Report on Form 10-Q for the quarter ended at September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2013 and December 31, 2012, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012, (iv) Consolidated Statements of Equity for the nine months ended September 30, 2013 and the year ended December 31, 2012, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, and (vi) Notes to Consolidated Financial Statements.