Form 10-K
period 2013-12-31
Corporate Property Associates 17 - Global INC
filed 2014-03-14
CIK 1390213

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

Registrant has no active market for its common stock. Non-affiliates held 306,933,966 shares of common stock at June 30, 2013.

As of February 28, 2014, there were 320,172,436 shares of common stock of registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant incorporates by reference its definitive Proxy Statement with respect to its 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of its fiscal year, into Part III of this Annual Report on Form 10-K.

Forward-Looking Statements

This Annual Report on Form 10-K (“the Report”), including Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in Item 7 of Part II of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties and other factors that may materially affect our future results, performance, achievements or transactions. Information on factors which could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the Securities and Exchange Commission, or the SEC, including but not limited to those described below in Item 1A. Risk Factors of this Report. We do not undertake to revise or update any forward-looking statements.

All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements of the registrant in Part II, Item 8, Financial Statements and Supplementary Data.

CPA®:17 – Global 2013 10-K — 1

PART I

Item 1. Business.

General Development of Business

Overview

Corporate Property Associates 17 – Global Incorporated (“CPA®:17 – Global” and, together with its consolidated subsidiaries, “we”, “us” or “our”) is a publicly owned, non-listed real estate investment trust (“REIT”) that invests in a diversified portfolio of income-producing commercial properties and other real estate related assets, both domestically and outside the United States (“U.S.”). As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions and other factors. We conduct substantially all of our investment activities and own all of our assets through CPA®:17 Limited Partnership, which is our “Operating Partnership.” We are a general partner and a limited partner and own a 99.99% capital interest in the Operating Partnership. W. P. Carey Holdings, LLC (“Carey Holdings”, also known as the “Special General Partner”), an indirect subsidiary of our sponsor, W. P. Carey Inc. (“WPC”), holds a special general partner interest in the Operating Partnership (“Special General Partner Interest”).

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

We are managed by WPC through certain of its subsidiaries (collectively, the “advisor”). WPC is a publicly-traded REIT listed on the New York Stock Exchange under the symbol “WPC.” Pursuant to an advisory agreement, the advisor provides both strategic and day-to-day management services for us, including investment research and analysis, investment financing and other investment related services, asset management, disposition of assets, investor relations and administrative services. The advisor also provides office space and other facilities for us. We pay asset management fees and certain transactional fees to the advisor and also reimburse the advisor for certain expenses incurred in providing services to us, including those fees associated with personnel provided for administration of our operations. The current advisory agreement is scheduled to expire on June 30, 2014, unless extended at our option. The advisor also currently serves in this capacity for Corporate Property Associates 18 – Global Incorporated, a publicly owned non-listed REIT with an investment strategy similar to ours (“CPA®:18 – Global” and, together with us, the “CPA® REITs”), and Carey Watermark Investors Incorporated, a publicly owned non-listed REIT that invests in hotel and lodging properties (“CWI”), and served in this capacity for Corporate Property Associates 16 – Global Incorporated (“CPA®:16 – Global”) until it merged with and into a subsidiary of the advisor in January 2014 (collectively, including us, the “Managed REITs”).

We were formed as a Maryland corporation in February 2007. We commenced our initial public offering in November 2007 and our follow-on offering in April 2011. We issued approximately 289,000,000 shares of our common stock and raised aggregate gross proceeds of approximately $2.9 billion from our initial public offering, which ended in April 2011, and our follow-on offering, which closed in January 2013. Through December 31, 2013, we have issued approximately 28,000,000 shares ($264.7 million) through our distribution reinvestment and stock purchase plan (“DRIP”). We repurchased approximately 5,600,000 shares ($52.5 million) of our common stock under our redemption plan from inception through December 31, 2013. We intend to continue to use the remaining net proceeds of our follow-on offering to acquire, own and manage a portfolio of commercial properties leased to a diversified group of companies primarily on a single tenant net lease basis. However, until we have fully invested the proceeds of our follow-on offering, we have used, and expect in the future to use, a portion of the offering proceeds to fund our operating activities and distributions to our stockholders.

In January 2013, we amended our articles of incorporation to increase our authorized capital stock to 950,000,000 shares consisting of 900,000,000 shares of common stock, $0.001 par value per share, and 50,000,000 shares of preferred stock, $0.001 par value per share. In January 2013, we also filed a registration statement on Form S-3 (File No. 333-186182) with the SEC to register 200,000,000 shares of our common stock to be offered through our DRIP.

CPA®:17 – Global 2013 10-K — 2

The advisor calculated our estimated net asset value per share (“NAV”) as of December 31, 2013 to be $9.50.

We have no employees. At December 31, 2013, the advisor employed 251 individuals who are available to perform services for us under our agreement with the advisor (Note 3).

Financial Information About Segments

We operate in one reportable segment, real estate ownership, with domestic and foreign investments. Refer to Note 16 for financial information about our segment and geographic concentrations.

Business Objectives and Strategy

Our objectives are to:

•	provide attractive risk-adjusted returns for our stockholders;

•	generate sufficient cash flow over time to provide investors with increasing distributions;

•	seek investments with potential for capital appreciation; and

•	use leverage to enhance the returns on our investments.

We seek to achieve these objectives by investing in a portfolio of income-producing commercial properties, which are primarily leased to a diversified group of companies on a net lease basis.

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

Our Portfolio

At December 31, 2013, substantially all of our portfolio was comprised of our full or partial ownership interests in 352 fully-occupied properties, a majority of which were triple-net leased to 99 tenants, and totaled approximately 34 million square feet. The remainder of our portfolio comprises interests in 71 self-storage properties, two hotel properties, and two shopping centers for an aggregate of approximately 6 million square feet. Our operating real estate includes full ownership interests in 66 self-storage properties and one of the hotels. The remaining five self-storage properties, the other hotel, and one of the shopping centers are accounted for under the equity method of accounting. The other shopping center is a build-to-suit project currently under construction. Our net lease portfolio, which excludes our self-storage facilities, hotels and shopping centers, had the following significant property and lease characteristics (percentages are based on annualized contractual minimum base rent as of December 31, 2013):

•	61% related to domestic properties and 39% related to international properties;

•	32% related to office properties, 23% related to warehouse/distribution properties, 21% related to retail properties, and 16% related to industrial properties;

•	25% related to the retail industry, 13% related to the media industry, and 13% related to the grocery industry; and

•	our leases have initial terms of 10 to 20 years, of which 39% are expected to expire within the next 10 years.

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

CPA®:17 – Global 2013 10-K — 3

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

Our intention is to consider alternatives for providing liquidity for our stockholders generally commencing eight years following the investment of substantially all of the net proceeds from our initial public offering, which terminated in April 2011. We have not yet completed the investment of all of the net proceeds from our follow-on offering. We may provide liquidity for our stockholders through sales of assets, either on a portfolio basis or individually, a listing of our shares on a stock exchange, a merger (which may include a merger with one or more of the Managed REITs or our advisor) or another transaction approved by our board of directors. We are under no obligation to liquidate our portfolio within any particular period since the precise timing will depend on real estate and financial markets, economic conditions of the areas in which the properties are located and tax effects on stockholders that may prevail in the future. Furthermore, there can be no assurance that we will be able to consummate a liquidity event. In the two most recent instances in which Managed REIT stockholders were provided with liquidity, Corporate Property Associates 15 Incorporated (“CPA®:15”) and CPA®:16 – Global merged with and into subsidiaries of our advisor in September 2012 and January 2014, respectively. Prior to that, the liquidating entity merged with another, later-formed REIT managed by WPC, as with the merger of Corporate Property Associates 14 Incorporated (“CPA®:14”) with CPA®:16 – Global in May 2011. In each of these transactions, stockholders of the liquidating entity were offered the opportunity to exchange their shares for shares of the merged entity, cash and/or a short-term note.

Financing Strategies

Consistent with our investment policies, we use leverage when available on terms we believe are favorable. We will generally borrow in the same currency that is used to pay rent on the property. This enables us to hedge a portion of our currency risk on international investments. We, through the subsidiaries we form to make investments, generally will seek to borrow on a non-recourse basis, in amounts that we believe will maximize the return to our stockholders, although we may also borrow at the corporate level. The use of non-recourse financing may allow us to improve returns to our stockholders and to limit our exposure on any investment to the amount invested. Non-recourse indebtedness means the indebtedness of the borrower or its subsidiaries that is secured only by the assets to which such indebtedness relates without recourse to the borrower or any of its subsidiaries, other than in case of customary carve-outs for which the borrower or its subsidiaries acts as guarantor in connection with such indebtedness, such as fraud, misappropriation, misapplication of funds, environmental conditions and material misrepresentation. Since non-recourse financing generally restricts the lender’s claim on the assets of the borrower, the lender generally may only take back the asset securing the debt, which protects our other assets. In some cases, particularly with respect to non-U.S. investments, the lenders may require that they have recourse to other assets owned by a subsidiary borrower, in addition to the asset securing the debt. Such recourse generally would not extend to assets of our other subsidiaries. Lenders typically seek to include in the terms of a loan change of control provisions making the termination or replacement of our advisor, or the dissolution of the advisor, events of default or events requiring the immediate repayment of the full outstanding balance of the loan. While we will attempt through negotiations not to include such provisions, lenders may require them.

We currently estimate that we will borrow, on average, approximately 50%-60% of the value of our investments. Aggregate borrowings on our portfolio as a whole may not exceed, on average, the lesser of 75% of the total costs of all investments or 300% of our net assets unless the excess is approved by a majority of the independent directors and disclosed to stockholders in

CPA®:17 – Global 2013 10-K — 4

our next quarterly report, along with the reason for the excess. Net assets are our total assets (other than intangibles), valued at cost before deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities.

Investment Strategies

Generally, most of our investments are long-term net leases. As opportunities arise, we may also seek to expand our portfolio to include other types of real estate investments, as described below.

Real Estate Properties

Long-Term Net Leased Assets

We invest primarily in income-producing properties that are, upon acquisition, improved or being developed or that are to be developed within a reasonable period after acquisition. Most of our acquisitions are subject to long-term net leases, which require the tenant to pay substantially all of the costs associated with operating and maintaining the property. In analyzing potential investments, the advisor reviews various aspects of a transaction, including tenant underlying real estate fundamentals, to determine whether a potential investment and lease can be structured to satisfy our investment criteria. In evaluating net lease transactions, the advisor generally considers, among other things, the following aspects of each transaction:

Tenant/Borrower Evaluation — The advisor evaluates each potential tenant or borrower for its creditworthiness, typically considering factors such as management experience, industry position and fundamentals, operating history, and capital structure, as well as other factors that may be relevant to a particular investment. The advisor seeks opportunities in which it believes the tenant may have a stable or improving credit profile or credit potential that has not been recognized by the market. Whether a prospective tenant or borrower is creditworthy will be determined by the advisor’s investment department and the investment committee, as described below. Creditworthy does not mean “investment grade,” as defined by the credit rating agencies.

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

Lease Terms — Generally, the net leased properties in which we invest will be leased on a full recourse basis to the tenants or their affiliates. In addition, the advisor seeks to include a clause in each lease that provides for increases in rent over the term of the lease. These increases are fixed or tied generally to increases in indices such as the CPI or other similar index in the jurisdiction in which the property is located, but may contain caps or other limitations, either on an annual or overall basis. In the case of retail stores and hotels, the lease may provide for participation in gross revenues of the tenant at the property above a stated level, or percentage rent. Alternatively, a lease may provide for mandated rental increases on specific dates.

Real Estate Evaluation — The advisor reviews and evaluates the physical condition of the property and the market in which it is located. The advisor considers a variety of factors, including current market rents, replacement cost, residual valuation, property operating history, demographic characteristics of the location and accessibility, competitive properties, and suitability for re-leasing. The advisor obtains third-party environmental and engineering reports and market studies, if needed. The advisor will also consider factors particular to the laws of foreign countries, in addition to the risks normally associated with real property investments, when considering an investment outside the U.S.

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

CPA®:17 – Global 2013 10-K — 5

tenants may retain the right to repurchase the property leased by the tenant. The option purchase price is generally the greater of the contract purchase price or the fair market value of the property at the time the option is exercised.

Self-Storage Investments — The advisor has a team of professionals dedicated to investments in the self-storage sector. The team, which was formed in 2006, combines a rigorous underwriting process and an active management of property managers with a goal to generate attractive risk adjusted returns. We currently have full or partial ownership interests in 71 self-storage properties through the date of this Report.

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

Operating Real Estate

During 2013, 2012, and 2011, we invested in 66 self-storage properties and one hotel property. These properties are managed by third parties who receive management fees.

Real Estate Related Assets

We may acquire other real estate assets, including the following:

•	Opportunistic Investments — These may include short-term net leases, vacant property, land, multi-tenanted property, non-commercial property and property leased to non-related tenants.

•
Mortgage Loans Collateralized by Commercial Real Properties — We have invested in, and may in the future invest in, commercial mortgages and other commercial real estate interests consistent with the requirements for qualification as a REIT.

•	B Notes — We may purchase from third parties, and may retain from mortgage loans we originate and securitize or sell, subordinated interests referred to as B Notes.

•
Mezzanine Loans — We may invest in mezzanine loans. Investments in mezzanine loans take the form of subordinated loans secured by second mortgages on the underlying property or loans secured by a pledge of the ownership interests in the entity that directly or indirectly owns the property.

•
Commercial Mortgage-Backed Securities — We have invested in, and may in the future invest in, mortgage-backed securities and other mortgage related or asset-backed instruments, including CMBS issued or guaranteed by agencies of the U.S. Government, non-agency mortgage instruments, and collateralized mortgage obligations that are fully collateralized by a portfolio of mortgages or mortgage related securities to the extent consistent with the requirements for qualification as a REIT. In most cases, mortgage-backed securities distribute principal and interest payments on the mortgages to investors. Interest rates on these instruments can be fixed or variable. Some classes of mortgage-backed securities may be entitled to receive mortgage prepayments before other classes do. Therefore, the prepayment risk for a particular instrument may be different than for other mortgage-related securities. We have designated our CMBS investments as securities held to maturity.

•
Equity and Debt Securities of Companies Engaged in Real Estate Activities, including other REITs — We may invest in equity and debt securities (including common and preferred stock, as well as limited partnership or other interests) of companies engaged in real estate activities.

Investment Decisions

The advisor’s investment department, under the oversight of its chief investment officer, is primarily responsible for evaluating, negotiating and structuring potential investment opportunities for the Managed REITs and WPC. The advisor also has an investment committee that provides services to the Managed REITs and WPC. Before an investment is made, the transaction is generally reviewed by the advisor’s investment committee, except under the limited circumstances described below. The investment committee is not directly involved in originating or negotiating potential investments but instead functions as a separate and final step in the investment process. The advisor places special emphasis on having experienced individuals serve on its investment committee. The advisor generally will not invest in a transaction on our behalf unless it is approved by the investment committee, except that investments with a total purchase price of $10.0 million or less may be approved by either the chairman of the investment committee or the advisor’s chief investment officer (up to, in the case of investments other than long-term net leases, an aggregate cap of $30.0 million or an aggregate 5% of our estimated net asset value, whichever is greater, provided that such investments may not have a credit rating of less than BBB-). For transactions that meet the investment criteria of more than one Managed REIT, the chief investment officer has discretion to allocate the investment to or

CPA®:17 – Global 2013 10-K — 6

among the Managed REITs. In cases where two or more of the Managed REITs, or one or more of the Managed REITs and WPC, will hold the investment, a majority of our directors (including a majority of our independent directors) not otherwise interested in the transaction must also approve the allocation of the transaction.

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

We may also compete for investment opportunities with WPC, other Managed REITs and entities that may in the future be managed by the advisor. Our advisor has undertaken in the advisory agreement to use its best efforts to present investment opportunities to us and to provide us with a continuing and suitable investment program. The advisor follows allocation guidelines set forth in the advisory agreement when allocating investments among us, WPC, the other Managed REITs and entities that our advisor may manage in the future. Each quarter, our independent directors review the allocations made by the advisor during the most recently-completed quarter. Compliance with the allocation guidelines is one of the factors that our independent directors expect to consider when considering whether to renew the advisory agreement each year.

Environmental Matters

We have invested, and expect to continue to invest, in properties currently or historically used as industrial, manufacturing and commercial properties. Under various federal, state and local environmental laws and regulations, current and former owners and operators of property may have liability for the cost of investigating, cleaning-up or disposing of hazardous materials released at, on, under, in or from the property. These laws typically impose responsibility and liability without regard to whether the owner or operator knew of or was responsible for the presence of hazardous materials or contamination, and liability under these laws is often joint and several. Third parties may also make claims against owners or operators of properties for personal injuries and property damage associated with releases of hazardous materials. As part of our efforts to mitigate these risks, we typically engage third parties to perform assessments of potential environmental risks when evaluating a new acquisition of property and we frequently obtain contractual protection (indemnities, cash reserves, letters of credit or other instruments) from property sellers, tenants, a tenant’s parent company or another third party to address known or potential environmental issues.

Transactions With Affiliates

We have entered, and expect in the future to enter, into transactions with our affiliates, including the other Managed REITs and our advisor or its affiliates, if we believe that doing so is consistent with our investment objectives and we comply with our investment policies and procedures. These transactions typically take the form of equity investments in jointly-owned entities, direct purchases of assets, mergers or another type of transaction. Like us, the other Managed REITs intend to consider alternatives for providing liquidity for their stockholders some years after they have invested substantially all of the net proceeds from their initial public offerings. Investments with WPC or affiliates of WPC are permitted only if a majority of our directors (including a majority of our independent directors) not otherwise interested in the transaction approve the allocation of the transaction among the affiliates as being fair and reasonable to us and the affiliate makes its investment on substantially the same terms and conditions as us. Our other transactions with affiliates are discussed in Note 3 and our jointly-owned investments are described further in Note 6.

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

CPA®:17 – Global 2013 10-K — 7

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

Adverse changes in general economic conditions can adversely affect our business.

Our success is dependent upon economic conditions in the U.S. generally, and in the geographic areas in which a substantial number of our investments are located. Adverse changes in national economic conditions or in the economic conditions of the regions in which we conduct substantial business likely would have an adverse effect on real estate values and, accordingly, our financial performance and our ability to pay dividends.

Our distributions have exceeded, and may in the future, exceed our cash flow from operating activities and our earnings in accordance with accounting principles generally accepted in the U.S. (“GAAP”).

Over the life of our company, the regular quarterly cash distributions we pay are expected to be principally sourced by cash flow from operating activities as determined under GAAP. However, we have funded a portion of our cash distributions paid to date using net proceeds from our public offerings, and there can be no assurance that our GAAP cash flow from operating activities will be sufficient to cover our future distributions. We may use other sources of funds, such as proceeds from borrowings and asset sales, to fund portions of our future distributions. In addition, our distributions in 2013 exceeded, and future distributions may exceed, our GAAP earnings primarily because our GAAP earnings are affected by non-cash charges such as depreciation and impairments.

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

A delay in investing the remaining proceeds of our follow-on offering may adversely affect or cause a delay in our ability to deliver expected returns to investors and may adversely affect our performance.

Pending investment, the balance of the proceeds of our follow-on offering will be invested in permitted temporary investments, which include short-term U.S. government securities, bank certificates of deposit and other short term liquid investments. The rate of return on those investments, which affects the amount of cash available to make distributions to stockholders, has been extremely low in recent years and most likely will be less than the return obtainable from real property or other investments. Therefore, delays in our ability to invest the remaining proceeds of our follow-on offering could adversely affect our ability to pay distributions to our stockholders and adversely affect your total return. If we fail to timely invest the net proceeds of our follow-on offering or to invest in quality assets, our ability to achieve our investment objectives could be materially adversely affected.

CPA®:17 – Global 2013 10-K — 8

If we recognize substantial impairment charges on our properties or investments, our net income may be reduced.

We have previously recognized impairment charges, and in the future, we may incur substantial impairment charges, which we are required to recognize whenever we sell a property for less than its carrying value or we determine that the carrying amount of the property is not recoverable and exceeds its fair value (or, for direct financing leases, that the unguaranteed residual value of the underlying property has declined or, for equity investments, that the estimated fair value of the investment’s underlying net assets in comparison with the carrying value of our interest in the investment has declined). By their nature, the timing and extent of impairment charges are not predictable. Impairment charges reduce our net income, although they do not necessarily affect our cash flow from operations.

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

Subject to our intention to maintain our qualification as a REIT, there are no limitations on the number or value of particular types of investments that we may make. We are not required to meet any diversification standards, including geographic diversification standards. Our investments may become concentrated in type or geographic location, which could subject us to significant concentration of risk with potentially adverse effects on our investment objectives. Approximately 11% of our annualized contractual minimum base rent as of December 31, 2013 pertained to our lease with Metro Cash & Carry Italia S.p.A (“Metro”) (Note 16). A failure by Metro to meet its obligations to us could have a material adverse effect on our financial condition and results of operations and on our ability to pay distributions to our stockholders.

Our success is dependent on the performance of our advisor.

Our ability to achieve our investment objectives and to pay distributions is largely dependent upon the performance of our advisor in the acquisition of investments, the selection of tenants, the determination of any financing arrangements, and the management of our assets. The advisory agreement currently in effect is scheduled to expire on June 30, 2014 and may be renewed at our option upon expiration. The past performance of partnerships and REITs managed by our advisor may not be indicative of our advisor’s performance with respect to us. We cannot guarantee that our advisor will be able to successfully manage and achieve liquidity for our stockholders to the extent it has done so for prior programs.

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

In 2008, WPC and Carey Financial, LLC (“Carey Financial”), the dealer manager for our public offerings, settled all matters relating to an investigation by the SEC, including matters relating to payments by certain CPA® REITs other than us during 2000-2003 to broker-dealers that distributed their shares, which were alleged by the SEC to be undisclosed underwriting compensation, which WPC and Carey Financial neither admitted nor denied. In connection with implementing the settlement, a federal court injunction has been entered against WPC and Carey Financial enjoining them from violating a number of

CPA®:17 – Global 2013 10-K — 9

provisions of the federal securities laws. Any further violation of these laws by WPC or Carey Financial could result in civil remedies, including sanctions, fines and penalties, which may be more severe than if the violation had occurred without the injunction being in place. Additionally, if WPC or Carey Financial breaches the terms of the injunction, the SEC may petition the court to vacate the settlement and restore the SEC’s original action to the active docket for all purposes.

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

The termination of Carey Asset Management Corp., a subsidiary of WPC (“Carey Asset Management”), as our advisor, including by non-renewal of the advisory agreement, and replacement with an entity that is not an affiliate of Carey Asset Management, or the resignation of our advisor for good reason, all after two years from the start of operations of our Operating Partnership, would give our Operating Partnership the right, but not the obligation, to repurchase all or a portion of Carey Holdings’ interests in our Operating Partnership at the fair market value of those interests on the date of termination, as determined by an independent appraiser. This repurchase could be prohibitively expensive, could require the Operating Partnership to have to sell assets to raise sufficient funds to complete the repurchase and could discourage or deter us from terminating the advisory agreement. Alternatively, if our Operating Partnership does not exercise its repurchase right and Carey Holdings’ interest is converted into a special limited partnership interest, we might be unable to find another entity that would be willing to act as our advisor while Carey Holdings owns a significant interest in the Operating Partnership. If we do find another entity to act as our advisor, we may be subject to higher fees than the fees charged by Carey Asset Management.

The repurchase of Carey Holdings’ special general partner interest in our Operating Partnership upon the termination of Carey Asset Management as our advisor may discourage a takeover attempt if our advisory agreement would be terminated and Carey Asset Management not be replaced by an affiliate of Carey Asset Management as our advisor may discourage certain business combination transactions.

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

Lenders for certain of our loans may request change of control provisions in the loan documentation that would make the termination or replacement of WPC or its affiliates as our advisor an event of default or an event requiring the immediate repayment of the full outstanding balance of the loan. If an event of default or repayment event occurs with respect to any of our loans, our revenues and distributions to our stockholders may be adversely affected.

CPA®:17 – Global 2013 10-K — 10

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

•
competition with WPC and entities managed by it for investment acquisitions. All such conflicts of interest will be resolved by our advisor. Although our advisor is required to use its best efforts to present a continuing and suitable investment program to us, decisions as to the allocation of investment opportunities present conflicts of interest, which may not be resolved in the manner that is most favorable to our interests;

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

•	business combination transactions, including mergers, with WPC or another Managed REIT;

•	decisions regarding liquidity events, which may entitle our advisor and its affiliates to receive additional fees and distributions in respect of the liquidations;

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

•
our advisor and its affiliates own approximately 1.9% of our outstanding common stock, which gives the advisor influence over our affairs even if we were to terminate the advisory agreement. There can be no assurance that such affiliates will act in accordance with our interests when exercising the voting power of their shares.

We face active competition from unrelated parties for the investments we make.

We face active competition for our investments from many sources, including insurance companies, credit companies, pension funds, private individuals, financial institutions, finance companies, investment companies and other REITs. We also face competition from institutions that provide or arrange for other types of commercial financing through private or public offerings of equity or debt or traditional bank financings. These institutions may accept greater risk or lower returns, allowing them to offer more attractive terms to prospective tenants. In addition, our advisor’s evaluation of the acceptability of rates of return on our behalf will be affected by our relative cost of capital. Thus, to the extent our fee structure is higher than those of our competitors, we may be limited in the amount of new acquisitions we are able to make.

CPA®:17 – Global 2013 10-K — 11

We delegate our management functions to the advisor.

We delegate our management functions to the advisor, for which it earns fees pursuant to an advisory agreement. Although at least a majority of our board of directors must be independent, because the advisor earns fees from us and has an ownership interest in us, we have limited independence from the advisor.

Our net asset value is computed by the advisor relying in part on information that the advisor provides to a third party.

Our net asset value is computed by the advisor relying in part upon an annual third-party valuation of our real estate. Any valuation includes the use of estimates and our valuation may be influenced by the information provided to the third party by the advisor. Because net asset value is an estimate and can change as interest rate and real estate markets fluctuate, there is no assurance that a stockholder will realize such net asset value in connection with any liquidity event.

We face competition from affiliates of our advisor, and our advisor itself, in the purchase, sale, lease and operation of properties.

WPC and its affiliates specialize in providing lease financing services to corporations and in sponsoring funds, such as the CPA®:18 – Global, and to a lesser extent CWI, that invest in real estate. WPC and CPA®:18 – Global have investment policies and return objectives that are similar to ours and they and CWI are currently actively seeking opportunities to invest capital. Therefore, WPC and its affiliates, including CPA®:18 – Global, CWI, and future entities advised by WPC, may compete with us with respect to properties, potential purchasers, sellers and lessees of properties, and mortgage financing for properties. We do not have a non-competition agreement with WPC, CPA®:18 – Global, or CWI and there are no restrictions on WPC’s ability to sponsor or manage funds or other investment vehicles that may compete with us in the future. Some of the entities formed and managed by WPC may be focused specifically on particular types of investments and receive preference in the allocation of those types of investments.

If we internalize our management functions, the percentage of our outstanding common stock owned by our other stockholders could be reduced, and we could incur other significant costs associated with being self-managed.

In the future, our board of directors may consider internalizing the functions performed for us by our advisor. The method by which we could internalize these functions could take many forms. There is no assurance that internalizing our management functions will be beneficial to us and our stockholders. An acquisition of our advisor could also result in dilution of your interests as a stockholder and could reduce earnings per share and funds from operations (“FFO”) per share. Additionally, we may not realize the perceived benefits or we may not be able to properly integrate a new staff of managers and employees or we may not be able to effectively replicate the services provided previously by our advisor, property manager or their affiliates. Internalization transactions, including without limitation transactions involving the acquisition of advisors or property managers affiliated with entity sponsors, have also, in some cases, been the subject of litigation. Even if these claims are without merit, we could be forced to spend significant amounts of money defending claims which would reduce the amount of funds available for us to invest in properties or other investments and to pay distributions. All of these factors could have a material adverse effect on our results of operations, financial condition and ability to pay distributions.

We could be adversely affected if our advisor completed an internalization with another CPA® REIT.

If WPC were to sell or otherwise transfer its advisory business to another CPA® REIT, we could be adversely affected because the advisor could be incentivized to make decisions regarding investment allocation, asset management, liquidity transactions and other matters that are more favorable to its CPA® REIT owner than to us. If we terminate the advisory agreement and repurchase the special general partner’s interest in our Operating Partnership, which we would have the right to do in such circumstances, the costs to us could be substantial and we may have difficulty finding a replacement advisor that would perform at a level at least as high as that of our advisor.

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

CPA®:17 – Global 2013 10-K — 12

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

A person will generally be deemed to be an ‘‘investment company’’ for purposes of the Investment Company Act if:

•	it is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities; or

•
it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, which is referred to as the ‘‘40% test.’’

We believe that we are engaged primarily in the business of acquiring and owning interests in real estate. We hold ourselves out as a real estate firm and do not propose to engage primarily in the business of investing, reinvesting or trading in securities. Accordingly, we do not believe that we are, or following this offering will be, an investment company as defined in section 3(a)(1)(A) of the Investment Company Act and described in the first bullet point above. Excepted from the term ‘‘investment securities’’ for purposes of the 40% test described above are securities issued by majority- owned subsidiaries, such as our operating partnership, that are not themselves investment companies and are not relying on the exception from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act.

Our operating partnership relies upon the exemption from registration as an investment company pursuant to Section 3(c)(5)(C) of the Investment Company Act, which is available for entities ‘‘primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.’’ This exemption generally requires that at least 55% of the operating partnership’s assets must be comprised of qualifying real estate assets and at least 80% of its portfolio must be comprised of qualifying real estate assets and real estate- related assets. Qualifying assets for this purpose include mortgage loans and other assets, including certain mezzanine loans and B notes, that the SEC staff in various no-action letters has affirmed can be treated as qualifying assets. We treat as real estate-related assets CMBS, debt and equity securities of companies primarily engaged in real estate businesses and securities issued by pass through entities of which substantially all the assets consist of qualifying assets and/or real estate-related assets. We rely on guidance published by the SEC staff or on our analyses of guidance published with respect to other types of assets to determine which assets are qualifying real estate assets and real estate-related assets. In August 2011, the SEC issued a concept release soliciting public comment on a wide range of

CPA®:17 – Global 2013 10-K — 13

issues relating to Section (3)(c)(5)(C), including the nature of the assets that qualify for purposes of the exemption and whether mortgage REITs should be regulated in a manner similar to investment companies. There can be no assurance that the laws and regulations governing the Investment Company Act status of REITs, including the guidance of the SEC or its staff regarding this exemption, will not change in a manner that adversely affects our operations. To the extent that the SEC staff publishes new or different guidance with respect to these matters, we may be required to adjust our strategy accordingly. In addition, we may be limited in our ability to make certain investments and these limitations could result in the operating partnership holding assets we might wish to sell or selling assets we might wish to hold.

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

Because the operating partnership relies on the exemption from investment company registration provided by Section 3(c)(5)(C), and the operating partnership is a majority owned subsidiary of us, our interests in the operating partnership will not constitute investment securities for purposes of the 40% test. Our interests in the operating partnership is our only material asset; therefore, we believe that we will satisfy the 40% test.

We use derivative financial instruments to hedge against interest rate and currency fluctuations, which could reduce the overall returns on your investment.

We use derivative financial instruments to hedge exposures to changes in interest rates and currency rates. These instruments involve risk, such as the risk that counterparties may fail to perform under the terms of the derivative contract or that such arrangements may not be effective in reducing our exposure to interest rate changes. In addition, the possible use of such instruments may reduce the overall return on our investments. These instruments may also generate income that may not be treated as qualifying REIT income for purposes of the 75% or 95% REIT income test.

Because we invest in properties located outside the U.S., we are exposed to additional risks.

We have invested in and may continue to invest in properties located outside the U.S. At December 31, 2013, our directly-owned real estate properties located outside of the U.S. represented 46% of current annualized contractual minimum base rent. These investments may be affected by factors particular to the laws of the jurisdiction in which the property is located. These investments may expose us to risks that are different from and in addition to those commonly found in the U.S., including:

•	changing governmental rules and policies;

•
enactment of laws relating to the foreign ownership of property and laws relating to the ability of foreign entities to remove invested capital or profits earned from activities within the country to the U.S.;

•	expropriation of investments;

•	legal systems under which our ability to enforce contractual rights and remedies may be more limited than would be the case under U.S. law;

•
difficulty in conforming obligations in other countries and the burden of complying with a wide variety of foreign laws, which may be more stringent than U.S. laws, including tax requirements and land use, zoning, and environmental laws, as well as changes in such laws;

•	adverse market conditions caused by changes in national or local economic or political conditions;

•	tax requirements vary by country and we may be subject to additional taxes as a result of our international investments;

•	changes in relative interest rates;

•	changes in the availability, cost and terms of mortgage funds resulting from varying national economic policies;

•	changes in real estate and other tax rates and other operating expenses in particular countries;

•	changes in land use and zoning laws;

•	more stringent environmental laws or changes in such laws; and

•	restrictions and/or significant costs in repatriating cash and cash equivalents held in foreign bank accounts.

CPA®:17 – Global 2013 10-K — 14

In addition, the lack of publicly available information in certain jurisdictions in accordance with GAAP could impair our ability to analyze transactions and may cause us to forego an investment opportunity. It may also impair our ability to receive timely and accurate financial information from tenants necessary to meet our reporting obligations to financial institutions or governmental or regulatory agencies. Certain of these risks may be greater in emerging markets and less developed countries. Our advisor’s expertise to date is primarily in the U.S., Europe and Asia and our advisor has less experience in other international markets. Our advisor may not be as familiar with the potential risks to our investments outside the U.S., Europe and Asia and we could incur losses as a result.

Also, we may engage third-party asset managers in international jurisdictions to monitor compliance with legal requirements and lending agreements with respect to properties we own. Failure to comply with applicable requirements may expose us or our operating subsidiaries to additional liabilities.

Moreover, we are subject to changes in foreign exchange rates due to potential fluctuations in exchange rates between foreign currencies and the U.S. dollar. Our principal foreign currency exposures are to the euro and, to the lesser extent, the British pound sterling and Japanese yen. We attempt to mitigate a portion of the risk of currency fluctuation by financing our properties in the local currency denominations, although there can be no assurance that this will be effective. Because we generally place both our debt obligation to the lender and the tenant’s rental obligation to us in the same currency, our results of foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to foreign currencies; that is, absent other considerations, a weaker U.S. dollar will tend to increase both our revenues and our expenses, while a stronger U.S. dollar will tend to reduce both our revenues and our expenses.

Because we use debt to finance investments, our cash flow could be adversely affected.

Historically, most of our investments have been made by borrowing a portion of the total investment and securing the loan with a mortgage on the property. We generally borrow on a non-recourse basis to limit our exposure on any property to the amount of equity invested in the property. If we are unable to make our debt payments as required, a lender could foreclose on the property or properties securing its debt. Additionally, lenders for our international mortgage loan transactions typically incorporate various covenants and other provisions that can cause a technical loan default, including a loan to value ratio, a debt service coverage ratio and a material adverse change in the borrower’s or tenant’s business. Accordingly, if the real estate value declines or the tenant defaults, the lender would have the right to foreclose on its security. If any of these events were to occur, it could cause us to lose part or all of our investment, which in turn could cause the value of our portfolio, and revenues available for distribution to our stockholders, to be reduced.

Some of our financing may also require us to make a balloon payment at maturity. Our ability to make balloon payments on debt will depend upon our ability either to refinance the obligation when due, invest additional equity in the property or to sell the related property. When a balloon payment is due, we may be unable to refinance the balloon payment on terms as favorable as the original loan or sell the property at a price sufficient to cover the balloon payment. Our ability to accomplish these goals will be affected by various factors existing at the relevant time, such as the state of the national and regional economies, local real estate conditions, available mortgage or interest rates, availability of credit, our equity in the mortgaged properties, our financial condition, the operating history of the mortgaged properties and tax laws. A refinancing or sale could affect the rate of return to stockholders and the projected time of disposition of our assets.

Because most of our properties are occupied by a single tenant, our success is materially dependent upon their financial stability.

Most of our commercial real estate properties are occupied by a single tenant, and therefore the success of our investments is materially dependent on the financial stability of these tenants. Revenues from several of our tenants/guarantors constitute a significant percentage of our lease revenues. Our five largest tenants/guarantors represented approximately 38% of total lease revenues in 2013. Lease payment defaults by tenants could negatively impact our net income and reduce the amounts available for distributions to our stockholders. A default of a tenant on its lease payment to us could cause us to lose the revenue from the property and require us to find an alternative source of revenue to meet any mortgage payment and prevent a foreclosure if the property is subject to a mortgage. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-leasing our property. If a lease is terminated, there is no assurance that we will be able to re-lease the property for the rent previously received or sell the property without incurring a loss. Approximately 11% of our annualized contractual minimum base rent in 2013 pertained to our lease with Metro. A failure by Metro to meet its obligations to us could have a material adverse effect on our financial condition and results of operations and on our ability to pay distributions to our stockholders.

CPA®:17 – Global 2013 10-K — 15

The bankruptcy or insolvency of tenants or borrowers may cause a reduction in our revenue and an increase in our expenses.

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

Insolvency laws outside of the U.S. may not be as favorable to reorganization or to the protection of a debtor’s rights as tenants under a lease as are the laws in the U.S. Our rights to terminate a lease for default may be more likely to be enforceable in countries other than the U.S., in which a debtor/tenant or its insolvency representative may be less likely to have rights to force continuation of a lease without our consent. Nonetheless, such laws may permit a tenant or an appointed insolvency representative to terminate a lease if it so chooses.

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

We and the other Managed REITs have had tenants (including several international tenants) file for bankruptcy protection in the past and have been involved in bankruptcy-related litigation. Four prior programs managed by the advisor reduced the rate of distributions to their investors as a result of adverse developments involving tenants.

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

CPA®:17 – Global 2013 10-K — 16

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

A lease is classified by a tenant as a capital lease if the significant risks and rewards of ownership are considered to reside with the tenant. This situation is considered to be met if, among other things, the non-cancelable lease term is more than 75% of the useful life of the asset or if the present value of the minimum lease payments equals 90% or more of the leased property’s fair value. Under capital lease accounting for a tenant, both the leased asset and liability are reflected on their balance sheet. If the lease does not meet any of the criteria for a capital lease, the lease is considered an operating lease by the tenant and the obligation does not appear on the tenant’s balance sheet; rather, the contractual future minimum payment obligations are only disclosed in the footnotes thereto. Thus, entering into an operating lease can appear to enhance a tenant’s balance sheet in comparison to direct ownership. In response to concerns caused by a 2005 SEC study that the current model does not have sufficient transparency, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board (“IASB”), collectively known as the “Boards”, issued an Exposure Draft on a joint proposal that would dramatically transform lease accounting from the existing model. In May 2013, the Boards issued a revised exposure draft for public comment and the comment period ended in September 2013. In January 2014, the Boards began their redeliberations of the proposals included in the May 2013 Exposure Draft based on the comments received. As of the date of this Report, the proposed guidance has not yet been finalized. Changes to the accounting guidance could affect both our and the CPA® REITs’ accounting for leases as well as that of our and the CPA® REITs’ tenants. These changes would impact most companies but are particularly applicable to those that are significant users of real estate. The proposal outlines a completely new model for accounting by lessees, whereby their rights and obligations under all leases, existing and new, would be capitalized and recorded on the balance sheet. For some companies, the new accounting guidance may influence whether or not, or the extent to which, they may enter into the type of sale-leaseback transactions in which we specialize.

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

CPA®:17 – Global 2013 10-K — 17

Because we are subject to possible liabilities relating to environmental matters, we could incur unexpected costs and our ability to sell or otherwise dispose of a property may be negatively impacted.

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

CPA®:17 – Global 2013 10-K — 18

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

The yield on our investments in commercial mortgage loans may be sensitive to changes in prevailing interest rates and changes in prepayment rates. Therefore, changes in interest rates may affect our net interest income, which is the difference between the interest income we earn on our interest-earning investments and the interest expense we incur in financing these investments. We will often price loans at a spread to either U.S. Treasury obligations, swaps or the London Inter-Bank Offered Rate, or “LIBOR.” A decrease in these indexes may lower the yield on our investments. Conversely, if these indexes rise materially, borrowers may become delinquent or default on the high-leverage loans we occasionally target. As discussed below with respect to mortgage loans underlying CMBS, when a borrower prepays a mortgage loan more quickly than we expect, our expected return on the investment generally will be adversely affected.

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

CPA®:17 – Global 2013 10-K — 19

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

We may acquire or originate certain loans that do not conform to conventional loan criteria applied by traditional lenders and are not rated or are rated as non-investment grade (for example, for investments rated by Moody’s Investors Service, ratings lower than Baa3, and for Standard & Poor’s Ratings Services, BBB- or below). The non-investment grade ratings for these loans typically result from the overall leverage of the loans, the lack of a strong operating history for the properties underlying the loans, the borrowers’ credit history, the properties’ underlying cash flow or other factors. As a result, these loans we may originate or acquire have a higher risk of default and loss than conventional loans. Any loss we incur may reduce distributions to our stockholders. There are no limits on the percentage of unrated or non-investment grade assets we may hold in our portfolio.

CPA®:17 – Global 2013 10-K — 20

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

CPA®:17 – Global 2013 10-K — 21

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

CPA®:17 – Global 2013 10-K — 22

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

We do not operate our hotels and, as a result, we do not have complete control over implementation of our strategic decisions.

In order for us to satisfy certain REIT qualification rules, we cannot directly operate our hotels. Instead, we must engage independent management companies to operate our hotels. Our taxable REIT subsidiaries (“TRSs”), engage independent management companies as the property managers for our hotels, as required by the REIT qualification rules. The management companies operating our hotels make and implement strategic business decisions, such as decisions with respect to the repositioning of the franchise or food and beverage operations and other similar decisions. Decisions made by the management companies operating the hotels may not be in the best interests of the hotels or us. Accordingly, we cannot assure you that the management companies operating our hotels will operate it in a manner that is in our best interests.

Distributions payable by REITs generally do not qualify for reduced U.S. federal income tax rates because qualifying REITs do not pay U.S. federal income tax on their distributed net income.

The maximum U.S. federal income tax rate for distributions payable by domestic corporations to taxable U.S. stockholders is 20% under current law. Distributions payable by REITs, however, are generally not eligible for the reduced rates, except to the extent that they are attributable to distributions paid by a TRS or a C corporation, or relate to certain other activities. This is because qualifying REITs receive an entity level tax benefit from not having to pay U.S. federal income tax on their distributed net income. As a result, the more favorable rates applicable to regular corporate distributions could cause stockholders who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay distributions, which could adversely affect the value of the stock of REITs, including our common stock. In addition, the relative attractiveness of real estate in general may be adversely affected by the reduced U.S. federal income tax rates applicable to corporate distributions, which could negatively affect the value of our properties.

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

CPA®:17 – Global 2013 10-K — 23

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

CPA®:17 – Global 2013 10-K — 24

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal corporate offices are located in the offices of the advisor at 50 Rockefeller Plaza, New York, NY 10020. The advisor also has its primary international investment offices located in London and Amsterdam. The advisor also has office space domestically in Dallas, Texas and internationally in Hong Kong and Shanghai. The advisor leases all of these offices and believes these leases are suitable for our operations for the foreseeable future.

See Item 1, Business — Our Portfolio for a discussion of the properties we hold for rental operations and Part II, Item 8, Financial Statements and Supplemental Data — Schedule III — Real Estate and Accumulated Depreciation for a detailed listing of such properties.

Item 3. Legal Proceedings.

At December 31, 2013, we were not involved in any material litigation.

Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

CPA®:17 – Global 2013 10-K — 25

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Unlisted Shares and Distributions

There is no active public trading market for our shares. At February 28, 2014, there were 82,926 holders of record of our shares.

We are required to distribute annually at least 90% of our distributable REIT net taxable income to maintain our status as a REIT. Quarterly distributions paid by us for the past two years are as follows:

	Years Ended December 31,
	2013	2012
First quarter	$0.1625	$0.1625
Second quarter	0.1625	0.1625
Third quarter	0.1625	0.1625
Fourth quarter	0.1625	0.1625
	$0.6500	$0.6500

Unregistered Sales of Equity Securities

During the three months ended December 31, 2013, we issued 575,033 shares of our common stock to the advisor as consideration for asset management fees. These shares were issued at $10.00 per share, which represents our follow-on offering price. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(a)(2) of the Securities Act, the shares issued were deemed to be exempt from registration. In acquiring our shares, the advisor represented that such interests were being acquired by it for the purposes of investment and not with a view to the distribution thereof.

All prior sales of unregistered securities have been previously reported on quarterly reports on Form 10-Q.

Issuer Purchases of Equity Securities

	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or program (a)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or program (a)
2013 Period
October	—	$—	N/A	N/A
November	—	—	N/A	N/A
December	492,083	9.50	N/A	N/A
Total	492,083
___________

(a)
Represents shares of our common stock repurchased under our redemption plan, pursuant to which we may elect to redeem shares at the request of our stockholders who have held their shares for at least one year from the date of their issuance, subject to certain exceptions, conditions and limitations. The maximum amount of shares purchasable by us in any period depends on a number of factors and is at the discretion of our board of directors. We satisfied all of the above redemption requests received during the three months ended December 31, 2013. The redemption plan will terminate if and when our shares are listed on a national securities market or upon the occurrence of a liquidity event. We generally receive fees in connection with share redemptions.

CPA®:17 – Global 2013 10-K — 26

Item 6. Selected Financial Data.

The following selected financial data should be read in conjunction with the consolidated financial statements and related notes in Item 8 (in thousands, except per share data):

	Years Ended December 31,
	2013	2012	2011	2010	2009 (b)
Operating Data (a)
Revenues from continuing operations	$362,954	$289,553	$192,221	$97,245	$50,346
Income from continuing operations	61,682	66,230	68,362	46,282	2,180
Net income	69,169	68,153	70,446	45,787	2,180
Net income attributable to noncontrolling interests	(29,305)	(26,542)	(20,791)	(15,333)	(9,881)
Net income (loss) attributable to CPA®:17 – Global	39,864	41,611	49,655	30,454	(7,701)
Income (loss) per share:
Income (loss) from continuing operations attributable to CPA®:17 – Global	0.11	0.16	0.27	0.27	(0.14)
Net income (loss) attributable to CPA®:17 – Global	0.13	0.17	0.28	0.27	(0.14)
Cash distributions declared per share	0.6500	0.6500	0.6475	0.6400	0.6324
Balance Sheet Data
Total assets	$4,713,369	$4,416,299	$3,045,812	$1,998,255	$1,067,872
Net investments in real estate (c)	3,562,095	3,097,865	2,374,773	1,426,907	698,332
Long-term obligations (d)	1,931,174	1,659,698	1,177,002	687,297	308,830
Other Information
Net cash provided by operating activities	$184,185	$157,275	$101,515	$69,518	$35,348
Cash distributions paid	198,440	147,649	102,503	60,937	27,193
Payments of mortgage principal (e)	22,260	17,525	14,136	6,541	4,494
___________

(a)	Certain prior year amounts have been reclassified from continuing operations to discontinued operations.

(b)	Net loss in 2009 reflects impairment charges totaling $26.8 million, inclusive of amounts attributable to noncontrolling interests totaling $2.8 million.

(c)
Net investments in real estate consists of Net investments in properties, Net investments in direct financing leases, Real estate under construction and Equity investments in real estate, as applicable.

(d)	Represents non-recourse mortgage obligations (Note 11) and deferred acquisition fee installments, including interest.

(e)	Represents scheduled mortgage principal payments.

CPA®:17 – Global 2013 10-K — 27

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

Business Overview

We are a publicly owned, non-listed REIT that invests primarily in commercial properties leased to companies domestically and internationally. As opportunities arise, we also make other types of commercial real estate related investments. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions and other factors. We earn revenue principally by leasing the properties we own to single corporate tenants, primarily on a triple-net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, contractual rent adjustments, tenant defaults, sales of properties and foreign currency exchange rates. We were formed in 2007 and are managed by the advisor. We hold substantially all of our assets and conduct substantially all of our business through our Operating Partnership. We are the general partner of, and own 99.99% of the interests in, the Operating Partnership. The remaining interest in the Operating Partnership is held by a subsidiary of WPC.

2013 Economic Overview

In 2013, the economic recovery in the U.S. continued. While unemployment remained relatively high, the general business environment, the lending markets and the housing sector all improved. The CPI, which generally reflects changes in economic growth and inflation, increased 1.5% during 2013. This is a change from the negative growth, or recessionary conditions, experienced in 2009 and 2010. The slow but steady improvement in the economy caused the Federal Reserve to consider altering its current monetary policy and to slow or taper its acquisition of Treasury and other debt securities in anticipation of better economic conditions in coming quarters. This announcement in May 2013 resulted in a sharp increase in longer term interest rates, which in turn caused interest rate sensitive stocks, such as REITs, to decline. Despite this increase, both short- and long-term interest rates remain historically low. Commercial property yields, or capitalization rates, which typically react more slowly and tend to lag changes in interest rates, remained fairly steady throughout the course of the year. Competition for net-leased properties, particularly retail assets leased to investment grade tenants, remained strong despite the change in the cost of investment capital.

In Europe, the economic picture was more mixed. The northern European countries, where fiscal conditions are generally more stable, saw modest economic growth rates. However, many of the southern European countries - and those considered emerging economies, such as the eastern European countries - experienced very low growth or recessionary conditions. The harmonized index of consumer price, or HICP, increased 0.9% during 2013. In addition, the financial sector in Europe remains under stress and lending remains constrained. The euro has strengthened since the euro crisis in 2011 and the euro/dollar exchange rate was more stable in 2013. Capitalization rates in many European markets remain attractive, particularly relative to property assets with similar risk profiles in the U.S.

The impact of these economic conditions on us is discussed under Results of Operations below.

Significant Developments

Acquisition Activity — During 2013, we entered into investments at a total cost of approximately $516.7 million, including $164.2 million in international investments. Amounts are based on the exchange rate of the foreign currency at the date of acquisition, as applicable.

Financing Activity — During 2013, we obtained non-recourse mortgage financing totaling $313.1 million with a weighted-average annual interest rate and term of 4.6% and 10.3 years, respectively. Amounts are based on the exchange rate of the foreign currency at the date of financing, as applicable. Additionally, we refinanced two non-recourse mortgage loans totaling $23.4 million with new financing totaling $16.5 million and an annual interest rate and term of 4.9% and 10 years, respectively, related to nine self-storage properties acquired during prior years.

Distributions — We distributed $0.6500 per share for both the years ended December 31, 2013 and 2012.

Offering — We terminated our follow-on offering in January 2013.

CPA®:17 – Global 2013 10-K — 28

Net Asset Value — The advisor calculates our NAV annually as of year-end and the advisor had determined that our NAV as of December 31, 2013 was $9.50. The advisor generally calculates our estimated NAV by relying in part on an estimate of the fair market value of our real estate provided by a third party, adjusted to give effect to the estimated fair value of mortgage loans encumbering our assets (also provided by a third party) as well as other adjustments. Our NAV is based on a number of variables, including individual tenant credits, lease terms, lending credit spreads, foreign currency exchange rates and tenant defaults, among others. We do not control all of these variables and, as such, cannot predict how they will change in the future. For additional information on our calculation of NAV at December 31, 2013, please see our Current Report on Form 8-K dated March 14, 2014.

Financial Highlights
(In thousands)

	Years Ended December 31,
	2013	2012	2011
Total revenues	$362,954	$289,553	$192,221
Net income attributable to CPA®:17 – Global	39,864	41,611	49,655

Cash distributions paid	198,440	147,649	102,503

Net cash provided by operating activities	184,185	157,275	101,515
Net cash used in investing activities	(534,776)	(838,058)	(758,551)
Net cash provided by financing activities	109,239	1,150,361	670,616

Supplemental financial measures:
Funds from operations (a)	145,529	122,801	104,306
Modified funds from operations (a)	149,373	125,180	96,766
__________

(a)
We consider the performance metrics listed above, including FFO and Modified funds from operations (“MFFO”), which are supplemental measures that are not defined by GAAP (“non-GAAP”), to be important measures in the evaluation of our results of operations and capital resources. We evaluate our results of operations with a primary focus on the ability to generate cash flow necessary to meet our objective of funding distributions to stockholders. See Supplemental Financial Measures below for our definitions of these non-GAAP measures and reconciliations to their most directly comparable GAAP measures.

Total revenues, Net cash provided by operating activities, FFO, and MFFO all increased during 2013 as compared to 2012, primarily reflecting the increase in the number of our investments during 2013 and 2012.

Net income attributable to CPA®:17 – Global decreased during 2013 as compared to 2012 despite the contribution from the properties we acquired during 2013 and 2012. This contribution was more than offset by an increase in acquisition expenses recorded during 2013 (Note 4), an increase in general and administrative expense due to an amendment to our advisory agreement (Note 3), an increase in asset management fees due to the growth in our real estate assets, which increased the asset base from which the advisor earns a fee, and a transfer tax charge recognized during 2013 in connection with the restructuring of one of our jointly-owned investments (Note 6).

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

CPA®:17 – Global 2013 10-K — 29

The following tables present other operating data that management finds useful in evaluating results of operations:

	As of December 31,
	2013	2012	2011
Occupancy rate — end of year (a)	100%	100%	100%
Number of leased properties (a)	352	335	307
Number of operating properties (b)	75	59	45

	Years Ended December 31,
	2013	2012	2011
Acquisition volume — consolidated subsidiaries (in millions) (c)	$351.5	$1,035.5	$936.6
Acquisition volume — equity investments (in millions)	165.2	—	176.5
Financing obtained (in millions) (d)	313.1	469.6	243.6
Funds raised (in millions) (e)	1.3	927.3	584.5
Average U.S. dollar/euro exchange rate (f)	$1.3284	$1.2861	$1.3926
Change in the U.S. CPI (g)	1.5%	1.7%	3.0%
___________

(a)	Reflects net-leased properties in which we had a full or partial ownership interest.

(b)
Operating properties are comprised of full or partial ownership interests in 71 self-storage properties, two hotel properties, and two shopping centers, all of which are managed by third parties. One of the shopping centers and one of the hotel properties are accounted for under the equity method of accounting. The other shopping center is a build-to-suit project under construction.

(c)	Includes build-to-suit transactions, which are reflected as the total commitment for the build-to-suit funding.

(d)	Amounts include refinancings of $16.5 million and $7.9 million in 2013 and 2012, respectively, and none in 2011.

(e)	Our follow-on offering closed on January 31, 2013.

(f)
The average conversion rate for the U.S. dollar in relation to the euro increased during the year ended December 31, 2013 as compared to 2012 and decreased during the year ended December 31, 2012 as compared to 2011, resulting in a positive impact on earnings in 2013 and a negative impact on earnings in 2012 for our euro-denominated investments.

(g)	Many of our domestic lease agreements include contractual increases indexed to the change in the U.S. CPI.

CPA®:17 – Global 2013 10-K — 30

The following table presents the comparative results of operations (in thousands):

	Years Ended December 31,
	2013	2012	Change	2012	2011	Change
Revenues
Lease revenues	$285,334	$230,710	$54,624	$230,710	$172,899	$57,811
Other operating income
Reimbursed tenant costs	17,690	4,435	13,255	4,435	2,705	1,730
Interest income and other	6,901	9,002	(2,101)	9,002	6,660	2,342
Operating property revenues	53,029	45,406	7,623	45,406	9,957	35,449
	77,620	58,843	18,777	58,843	19,322	39,521
	362,954	289,553	73,401	289,553	192,221	97,332
Operating Expenses
Depreciation and amortization
Net-leased properties	78,822	57,562	21,260	57,562	38,569	18,993
Operating properties	15,125	11,542	3,583	11,542	4,396	7,146
	93,947	69,104	24,843	69,104	42,965	26,139
Property expenses
Net-leased properties	11,762	7,400	4,362	7,400	2,729	4,671
Operating properties	839	575	264	575	337	238
Reimbursed tenant costs	17,690	4,435	13,255	4,435	2,705	1,730
Asset management fees	21,953	18,932	3,021	18,932	13,435	5,497
	52,244	31,342	20,902	31,342	19,206	12,136
Operating property expenses	33,548	31,426	2,122	31,426	5,700	25,726
General and administrative	20,416	14,879	5,537	14,879	8,921	5,958
Acquisition expenses	16,884	14,834	2,050	14,834	7,664	7,170
Impairment charges	—	2,019	(2,019)	2,019	(70)	2,089
	217,039	163,604	53,435	163,604	84,386	79,218

Operating Income	145,915	125,949	19,966	125,949	107,835	18,114

Other Income and Expenses
Net (loss) income from equity investments in real estate	(7,917)	7,828	(15,745)	7,828	5,527	2,301
Other income and (expenses)	12,077	5,638	6,439	5,638	7,029	(1,391)
Interest expense	(88,656)	(72,271)	(16,385)	(72,271)	(50,982)	(21,289)
	(84,496)	(58,805)	(25,691)	(58,805)	(38,426)	(20,379)
Income from continuing operations before income taxes	61,419	67,144	(5,725)	67,144	69,409	(2,265)
Benefit from (provision for) income taxes	263	(914)	1,177	(914)	(1,047)	133
Income from continuing operations	61,682	66,230	(4,548)	66,230	68,362	(2,132)
Income from discontinued operations, net of tax	7,487	1,923	5,564	1,923	2,084	(161)
Net Income	69,169	68,153	1,016	68,153	70,446	(2,293)
Net income attributable to noncontrolling interests	(29,305)	(26,542)	(2,763)	(26,542)	(20,791)	(5,751)
Net Income Attributable to CPA®:17 – Global	$39,864	$41,611	$(1,747)	$41,611	$49,655	$(8,044)

MFFO	$149,373	$125,180	$24,193	$125,180	$96,766	$28,414

CPA®:17 – Global 2013 10-K — 31

Lease Composition and Leasing Activities

As of December 31, 2013, approximately 54.5% of our net leases, based on annualized contractual minimum base rent, provide for adjustments based on formulas indexed to changes in the CPI, or other similar indices for the jurisdiction in which the property is located, some of which have caps and/or floors. In addition, 43.9% of our net leases on that same basis have fixed rent adjustments, for which contractual minimum base rent is scheduled to increase by an average of 1.3% in the next 12 months. We own international investments and, therefore, lease revenues from these investments are subject to fluctuations in exchange rate movements in foreign currencies, primarily the euro.

2013 — During 2013, we restructured one existing lease of 10,136 square feet of leased space to provide for a tenant improvement allowance of $0.3 million. As a result of this restructuring, the average new rent for this leased space is $23.14 per square foot and the average former rent was $17.60 per square foot.

2012 — During 2012, we restructured five leases totaling approximately 2.2 million square feet of leased space with existing tenants. The average new rent for these leases was $4.86 per square foot and the average former rent was $4.33 per square foot. There were no tenant improvement allowances or concessions related to any of these leases.

2011 — During 2011, we entered into one new lease with a new tenant that took over the business of a former tenant. The former tenant had defaulted on its lease and paid rent to us at a significantly reduced rate. We negotiated new lease terms with the new tenant and signed a new lease in 2011 with approximately 0.4 million square feet of leased space. The average new rent for this lease was $2.38 per square foot and the average former rent was $1.24 per square foot. There were no tenant improvement allowances or concessions related to any of these leases.

CPA®:17 – Global 2013 10-K — 32

Property Level Contribution

Property level contribution includes lease and operating property revenues, less property expenses, depreciation and amortization. When a property is leased on a net-lease basis, reimbursable tenant costs are recorded as both income and property expense and, therefore, have no impact on the property level contribution. The following table presents the property level contribution for our consolidated leased and operating properties and a reconciliation to our net operating income (in thousands):

	Years Ended December 31,
	2013	2012	Change	2012	2011	Change
Same Store Net-leased Properties:
Lease revenues	$158,516	$155,081	$3,435	$155,081	$148,820	$6,261
Depreciation and amortization	(33,049)	(33,360)	311	(33,360)	(32,361)	(999)
Property expenses	(2,552)	(1,917)	(635)	(1,917)	(2,250)	333
Property level contribution	122,915	119,804	3,111	119,804	114,209	5,595

Recently Acquired Net-leased Properties:
Lease revenues	126,818	75,629	51,189	75,629	24,079	51,550
Depreciation and amortization	(45,773)	(24,202)	(21,571)	(24,202)	(6,208)	(17,994)
Property expenses	(9,210)	(5,483)	(3,727)	(5,483)	(479)	(5,004)
Property level contribution	71,835	45,944	25,891	45,944	17,392	28,552

Operating Properties:
Revenues	53,029	45,406	7,623	45,406	9,957	35,449
Expenses	(33,548)	(31,426)	(2,122)	(31,426)	(5,700)	(25,726)
Depreciation and amortization	(15,125)	(11,542)	(3,583)	(11,542)	(4,396)	(7,146)
Property expenses	(839)	(575)	(264)	(575)	(337)	(238)
Property level contribution	3,517	1,863	1,654	1,863	(476)	2,339

Total Property Level Contribution:
Lease revenues	285,334	230,710	54,624	230,710	172,899	57,811
Operating property revenues	53,029	45,406	7,623	45,406	9,957	35,449
Depreciation and amortization	(93,947)	(69,104)	(24,843)	(69,104)	(42,965)	(26,139)
Operating property expenses	(33,548)	(31,426)	(2,122)	(31,426)	(5,700)	(25,726)
Property expenses	(12,601)	(7,975)	(4,626)	(7,975)	(3,066)	(4,909)
Total Property Level Contribution	198,267	167,611	30,656	167,611	131,125	36,486
Add other income:
Non-rent related revenue and other	6,901	9,002	(2,101)	9,002	6,660	2,342
Less other expenses:
Asset management fees	(21,953)	(18,932)	(3,021)	(18,932)	(13,435)	(5,497)
Acquisition expenses	(16,884)	(14,834)	(2,050)	(14,834)	(7,664)	(7,170)
General and administrative	(20,416)	(14,879)	(5,537)	(14,879)	(8,921)	(5,958)
Impairment charges	—	(2,019)	2,019	(2,019)	70	(2,089)
Operating Income	$145,915	$125,949	$19,966	$125,949	$107,835	$18,114

CPA®:17 – Global 2013 10-K — 33

Same Store Net-leased Properties

Same store net-leased properties are those we owned for 36 months or more.

2013 vs. 2012 — For the year ended December 31, 2013 as compared to 2012, property level contribution for same store net-leased properties increased by $3.1 million, primarily due to an increase of lease revenues of $3.4 million. Lease revenues increased by $5.6 million as a result of CPI-related rent increases at several properties. This increase was partially offset by a decrease in lease revenues of $2.6 million as a result of lease restructurings at other properties.

2012 vs. 2011 — For the year ended December 31, 2012 as compared to 2011, property level contribution for same store net-leased properties increased by $5.6 million, primarily due to an increase of lease revenues of $6.3 million, which was partially offset by an increase in depreciation and amortization of $1.0 million. This net increase was primarily due to expansions on four existing properties, which contributed an increase to lease revenues of $6.6 million and an increase to depreciation and amortization of $1.2 million.

Recently Acquired Net-leased Properties

Recently acquired net-leased properties are those that we owned for less than 36 months.

2013 vs. 2012 — For the year ended December 31, 2013 as compared to 2012, property level contribution from net-leased properties acquired recently increased by $25.9 million, primarily as a result of 11 investments we entered into during the year ended December 31, 2013, which contributed an increase of $9.2 million, and two investments we entered into during the last quarter of 2012, which contributed an increase of $11.5 million.

2012 vs. 2011 — For the year ended December 31, 2012 as compared to 2011, property level contribution from net-leased properties acquired recently increased by $28.6 million, primarily as a result of 14 investments we entered into during the year ended December 31, 2012, of which two domestic investments for eight office facilities and a multi-tenant office facility contributed an increase of $15.1 million.

Operating Properties

Other real estate operations represent the results of operations (revenues and operating expenses) of our hotel investments and 71 self-storage properties, of which eight were acquired during 2013 and the remaining were acquired during prior years.

2013 vs. 2012 — For the year ended December 31, 2013 as compared to 2012, property level contribution from operating properties increased by $1.7 million, primarily due to an increase of $7.2 million in operating income related to our self-storage properties and an increase of $4.0 million in non-rent related income recognized from a parking garage adjacent to a multi-tenant facility that we acquired during the fourth quarter of 2012. These increases were partially offset by a decrease in operating losses of $9.5 million incurred by one of our hotel properties located in Orlando, Florida as a result of significant renovation-related disruption during a portion of the year. Generally, during the renovation period, a portion of total rooms are unavailable, which disrupts hotel operations and negatively impacts our net operating income.

2012 vs. 2011 — For the year ended December 31, 2012 as compared to 2011, property level contribution from operating properties increased by $2.3 million, primarily due to the acquisitions of 14 self-storage properties during 2012 and one hotel property during the fourth quarter of 2011.

Other Revenues and Expenses

Interest Income

Interest income primarily consists of interest earned on our note receivable and CMBS investments.

2013 vs. 2012 — For the year ended December 31, 2013 as compared to 2012, interest income decreased by $2.4 million, primarily due to a decrease of $3.0 million related to the conversion of a note receivable during the fourth quarter of 2012 (Note 6), partially offset by an increase of $0.7 million related to accretion in the carrying value of our CMBS.

2012 vs. 2011 — For the year ended December 31, 2012 as compared to 2011, interest income increased by $2.4 million, primarily due to $3.0 million received from a note receivable (Note 6), which was partially offset by a $0.6 million decrease related to our participation in a non-recourse mortgage loan that was repaid in full during the first quarter of 2011.

CPA®:17 – Global 2013 10-K — 34

Property Expenses — Asset Management Fees

2013 vs. 2012 — For the year ended December 31, 2013 as compared to 2012, asset management fees increased by $3.0 million as a result of 2013 and 2012 investment volume, which increased the asset base from which the advisor earns a fee.

2012 vs. 2011 — For the year ended December 31, 2012 as compared to 2011, asset management fees increased by $5.5 million as a result of 2012 and 2011 investment volume, which increased the asset base from which the advisor earns a fee.

General and Administrative

2013 vs. 2012 — For the year ended December 31, 2013 as compared to 2012, general and administrative expenses increased by $5.5 million, primarily due to increases in management expenses of $4.0 million. Management expenses increased due to an amendment to our advisory agreement in the fourth quarter of 2012 related to the basis of allocating advisor personnel expenses amongst WPC, the CPA® REITs and CWI (Note 3) based on each entity’s revenues and an increase in our revenue base from which the advisor allocates personnel expenses as a result of our 2013 and 2012 investment volume. Management expenses include our reimbursements to the advisor for the allocated costs of personnel and overhead in providing management of our day-to-day operations, including accounting services, stockholder services, corporate management, and property management and operations.

2012 vs. 2011 — For the year ended December 31, 2012 as compared to 2011, general and administrative expenses increased by $6.0 million, primarily due to an increase in management expenses of $2.9 million and an increase in professional fees of $2.8 million. Professional fees include legal, accounting and investor-related expenses incurred in the normal course of business.

Acquisition Expenses

2013 vs. 2012 — For the year ended December 31, 2013 as compared to 2012, acquisition expenses increased by $2.1 million, primarily as a result of eight investments we entered into during the year ended December 31, 2013, that were accounted for as business combinations because we assumed existing leases on the properties (Note 4). Acquisition expenses represent direct costs incurred to acquire operating properties, which are accounted for as business combinations, whereby such costs are required to be expensed as incurred.

2012 vs. 2011 — For the year ended December 31, 2012 as compared to 2011, acquisition expenses increased by $7.2 million, primarily as a result of a domestic investment we entered into during the year ended December 31, 2012 for a multi-tenant office facility, which incurred acquisition-related costs and fees of $8.6 million.

Impairment Charges

During the year ended December 31, 2012, we incurred other-than-temporary impairment charges of $2.0 million to reduce the carrying values of three of our CMBS tranches to zero as a result of non-performance and the advisor’s assessment that the likelihood of receiving further interest payments or return of principal was remote. At December 31, 2013, the carrying value of our remaining CMBS securities was $2.8 million (Note 9).

CPA®:17 – Global 2013 10-K — 35

Net (Loss) Income from Equity Investments in Real Estate

Net (loss) income from equity investments in real estate is recognized in accordance with each respective investment agreement and, where applicable, based upon an allocation of the investment’s net assets at book value as if the investment was hypothetically liquidated at the end of each reporting period. The table below presents the details of our net income from equity investments (in thousands). Same store equity investments represent investments we accounted for under the equity method and held for 36 months or more.

	Years Ended December 31,
Type	2013	2012	Change	2012	2011	Change
Same store equity investments	$8,256	$6,587	$1,669	$6,587	$6,568	$19
Recently acquired equity investments	(16,173)	1,241	(17,414)	1,241	(1,041)	2,282
Total net (loss) income from equity investments in real estate	$(7,917)	$7,828	$(15,745)	$7,828	$5,527	$2,301

2013 vs. 2012 — During the year ended December 31, 2013, we recognized a loss from equity investments in real estate of $7.9 million, as compared to income recognized from equity investments in real estate of $7.8 million during the year ended December 31, 2012. The loss in 2013 was primarily due to our share of the transfer tax charge related to the restructuring of our Hellweg Die Profi-Baumärkte GmbH & Co. KG (“Hellweg 2”) investment of $8.1 million (Note 6) and an other-than-temporary impairment charge of $3.8 million incurred on one of our jointly-owned investments (Note 9),

2012 vs. 2011 — For the year ended December 31, 2012 as compared to 2011, income from equity investments in real estate increased by $2.3 million, primarily due to an increase in income of $1.9 million related to the jointly-owned investments we acquired in May 2011 from CPA®:14 and our $1.9 million share of a gain on the extinguishment of debt recognized by a jointly-owned investment during 2012. These increases were partially offset by $1.5 million related to the amortization of basis differences on these investments during 2012.

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

2013 vs. 2012 — For the year ended December 31, 2013 as compared to 2012, net Other income and (expenses) increased by $6.4 million, primarily due to a gain of $2.3 million recognized on a derivative that was measured at fair market value through earnings (Note 10) and an increase of $2.7 million of realized foreign currency transaction gains related to our foreign investments.

2012 vs. 2011 — For the year ended December 31, 2012 as compared to 2011, net Other income and (expenses) decreased by $1.4 million, primarily due to realized foreign currency transaction losses related to our foreign investments acquired during 2012 and 2011.

Interest Expense

2013 vs. 2012 — For the year ended December 31, 2013 as compared to 2012, interest expense increased by $16.4 million, primarily as a result of mortgage financing obtained or assumed in connection with our investment activity during 2013 and 2012.

2012 vs. 2011 — For the year ended December 31, 2012 as compared to 2011, interest expense increased by $21.3 million, primarily as a result of mortgage financing obtained or assumed in connection with our investment activity during 2012 and 2011.

CPA®:17 – Global 2013 10-K — 36

Benefit From (Provision for) Income Taxes

During the year ended December 31, 2013, we recognized benefit from income taxes of $0.3 million, primarily due a deferred income tax benefit of $3.6 million recognized, of which $1.8 million was in connection with an out-of-period adjustment (Note 2). This benefit was partially offset by recognized foreign income taxes of $2.4 million related to our foreign properties.

Discontinued Operations

Income from discontinued operations, net of tax represents the net income (revenue less expenses) from the operations of properties that were sold or held for sale (Note 15).

2013 — During the year ended December 31, 2013, we recognized income from discontinued operations, net of tax of $7.5 million, primarily due to a gain on the sale of a hotel property of $8.0 million, partially offset by a loss on extinguishment of the related debt of $1.0 million.

2012 — During the year ended December 31, 2012, we recognized income from discontinued operations, net of tax of $1.9 million, primarily due to a net gain on the sale of several properties of $0.7 million and income generated from operations of $1.2 million.

2011 — During the year ended December 31, 2011, we recognized income from discontinued operations of $2.1 million, primarily due to a net gain on the sale of several properties of $0.8 million and income generated from the operations of these properties totaling $1.3 million.

Net Income Attributable to Noncontrolling Interests

2013 vs. 2012 — For the year ended December 31, 2013 as compared to 2012, net income attributable to noncontrolling interests increased by $2.8 million, primarily due to an increase of $2.3 million in the distribution of available cash of the Operating Partnership (the “Available Cash Distribution”) paid to the advisor as a result of our 2013 and 2012 investment activity. As discussed in Note 3, the advisor owns a special general partner interest in our Operating Partnership entitling it to up to 10% of the available cash of our Operating Partnership.

2012 vs. 2011 — For the year ended December 31, 2012 as compared to 2011, net income attributable to noncontrolling interests increased by $5.8 million, primarily due to an increase in the Available Cash Distribution paid to the advisor of $5.3 million as a result of our 2012 and 2011 investment activity.

Net Income Attributable to CPA®:17 – Global

2013 vs. 2012 — For the year ended December 31, 2013 as compared to 2012, the resulting net income attributable to CPA®:17 – Global decreased by $1.7 million.

2012 vs. 2011 — For the year ended December 31, 2012 as compared to 2011, the resulting net income attributable to CPA®:17 – Global decreased by $8.0 million.

Modified Funds from Operations

MFFO is a non-GAAP measure that we use to evaluate our business. For a definition of MFFO and reconciliation to net income attributable to CPA®:17 – Global, see Supplemental Financial Measures below.

2013 vs. 2012 — For the year ended December 31, 2013 as compared to 2012, MFFO increased by $24.2 million, primarily as a result of the increase in the number of our investments during 2013 and 2012.

2012 vs. 2011 — For the year ended December 31, 2012 as compared to 2011, MFFO increased by $28.4 million, primarily as a result of revenue generated from our investment activity in 2012 and 2011, partially offset by increased general and administrative expenses due to the amendment to our advisory agreement in 2012 whereby the basis of allocating advisor personnel expenses amongst the Managed REITs was changed from individual time records to reported revenues (Note 3).

CPA®:17 – Global 2013 10-K — 37

Financial Condition

Sources and Uses of Cash During the Year

We expect to continue to invest the proceeds of our follow-on offering in a diversified portfolio of income-producing commercial properties and other real estate related assets. We use the cash flow generated from our investments to meet our operating expenses, service debt and fund distributions to our stockholders. Our cash flows fluctuate period to period due to a number of factors, which may include, among other things, the timing of purchases and sales of real estate, the timing of the receipt of the proceeds from and the repayment of non-recourse mortgage loans and receipt of lease revenues, the advisor’s annual election to receive fees in shares of our common stock or cash, the timing and characterization of distributions received from equity investments in real estate, the timing of payments of distributions of available cash to the advisor, and changes in foreign currency exchange rates. Despite these fluctuations, we believe our net leases and other real estate related assets will generate sufficient cash from operations and from equity distributions in excess of equity income in real estate to meet our normal recurring short-term and long-term liquidity needs. However, until we have fully invested the proceeds of our follow-on offering, we have used, and may in the future use a portion of the offering proceeds to fund our operating activities and distributions to our stockholders (see Financing Activities below). We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the period are described below.

Operating Activities

Net cash flow provided by operating activities increased by $26.9 million during the year ended December 31, 2013 compared to the same period in 2012, primarily as a result of the increase in the number of our investments during 2013 and 2012.

Investing Activities

Our investing activities are generally comprised of real estate-related transactions (purchases and sales), payment of deferred acquisition fees to the advisor related to asset acquisitions and capitalized property-related costs. During the year ended December 31, 2013, we used $404.9 million, primarily to acquire 19 investments and to fund construction costs on build-to-suit projects (Note 4). We contributed $156.2 million to jointly-owned investments, including $73.1 million to fund acquisition, development and construction loans (“ADC Arrangements”), $65.6 million to acquire equity interests in three new investments, and $17.0 million to an investment for the investee to repurchase its outstanding mortgage loan (Note 6). We received $7.5 million in distributions from our equity investments in real estate in excess of cumulative equity in net income. Funds totaling $67.3 million and $70.3 million, respectively, were invested in and released from lender-held investment accounts. We paid foreign value added taxes (“VAT”), totaling $29.1 million in connection with several international investments and recovered $40.9 million of foreign VAT during the year ended December 31, 2013, including amounts paid in prior years. We received $20.0 million in proceeds from the sale of one hotel property. Payments of deferred acquisition fees to the advisor totaled $14.4 million.

Financing Activities

During the year ended December 31, 2013, we paid distributions of $198.4 million to our stockholders, which were comprised of cash distributions of $101.8 million and distributions that were reinvested in shares of our common stock by stockholders through our DRIP of $96.6 million. We paid distributions of $26.8 million to affiliates that hold noncontrolling interests in various investments owned jointly with us. We received $98.0 million in net proceeds from investors, primarily through our DRIP, and $308.9 million in proceeds from mortgage financings related to 2013 and 2012 investment activity. We paid financing costs totaling $4.0 million and we made scheduled and unscheduled mortgage principal installments totaling $44.8 million. Funds totaling $5.4 million were released from lender-held investment accounts.

Our objectives are to generate sufficient cash flow over time to provide our stockholders with increasing distributions and to seek investments with potential for capital appreciation throughout varying economic cycles. During the year ended December 31, 2013, we declared distributions to our stockholders totaling $203.6 million, which were comprised of cash distributions of $105.1 million and $98.5 million of distributions reinvested by stockholders through our DRIP. We funded 90% of these distributions from Net cash provided by operating activities, with the remainder being funded from proceeds of our follow-on offering. Since inception, we have funded 93% of our cumulative distributions from Net cash provided by operating activities, with the remainder being funded from proceeds of our public offerings. In determining our distribution policy during the periods in which we are raising funds or investing capital, we place primary emphasis on projections of cash flow from operations, together with cash distributions from our unconsolidated investments, rather than on historical results of operations (though these and other factors may be a part of our consideration). In setting a distribution rate, we thus focus primarily on

CPA®:17 – Global 2013 10-K — 38

expected returns from those investments we have already made, as well as our anticipated rate of return from future investments, to assess the sustainability of a particular distribution rate over time.

We maintain a quarterly redemption plan pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from stockholders seeking liquidity. During the year ended December 31, 2013, we received requests to redeem 1,918,540 shares of our common stock pursuant to our redemption plan, all of which were redeemed in the same period, at a weighted-average price of $9.48 per share, which is net of redemption fees, totaling $18.2 million. During the three months ended December 31, 2013, we received requests to redeem 492,083 shares of our common stock pursuant to our redemption plan, all of which were redeemed in the same period.

Summary of Financing

The table below summarizes our non-recourse debt (dollars in thousands):

	December 31,
	2013	2012
Carrying Value
Fixed rate	$1,319,340	$1,096,488
Variable rate (a)	596,261	536,964
Total	$1,915,601	$1,633,452
Percent of Total Debt
Fixed rate	69%	67%
Variable rate	31%	33%
	100%	100%
Weighted-Average Interest Rate at End of Year
Fixed rate	5.3%	5.5%
Variable rate	4.0%	4.0%
___________

(a)
Variable-rate debt at December 31, 2013 primarily consisted of (i) $441.8 million that was effectively converted to fixed-rate debt through interest rate swap derivative instruments and (ii) $115.5 million that was subject to an interest rate cap, but for which the applicable interest rate was below the interest rate of the cap at December 31, 2013, (iii) $34.0 million of floating-rate debt, and (iv) $4.9 million in mortgage loan obligations that bore interest at fixed rates but have interest rate reset features that may change the interest rates to then-prevailing market fixed rates at certain points during their term.

Cash Resources

At December 31, 2013, our cash resources consisted of cash and cash equivalents totaling $418.1 million. Of this amount, $37.4 million, at then-current exchange rates, was held in foreign subsidiaries, but we could be subject to restrictions or significant costs should we decide to repatriate these amounts. We also had unleveraged properties that had an aggregate carrying value of $278.8 million at December 31, 2013, although there can be no assurance that we would be able to obtain financing for these properties. Our cash resources may be used for future investments and can be used for working capital needs, other commitments, and distributions to our stockholders.

Cash Requirements

During the next 12 months, we expect that our cash payments will include acquiring new investments, funding capital commitments, paying distributions to our stockholders and to our affiliates that hold noncontrolling interests in entities we control and making scheduled and unscheduled mortgage loan principal payments, as well as other normal recurring operating expenses. Balloon payments totaling $24.6 million on our consolidated mortgage loan obligations are due during the next 12 months. Our advisor is actively seeking to refinance certain of these loans, although there can be no assurance that it will be able to do so on favorable terms, if at all. Capital commitments totaling $24.2 million are expected to be funded during the next 12 months.

We expect to fund future investments, capital commitments such as build-to-suit projects and ADC Arrangements, any capital expenditures on existing properties, and scheduled debt maturities on mortgage loans through the use of our cash reserves and cash generated from operations. We intend to continue to use the remaining net proceeds of our follow-on offering to acquire,

CPA®:17 – Global 2013 10-K — 39

own and manage a portfolio of commercial real estate properties leased to a diversified group of companies primarily on a single tenant net lease basis.

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements and other contractual obligations at December 31, 2013 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Non-recourse debt — principal (a)	$1,921,163	$52,726	$371,843	$503,540	$993,054
Deferred acquisition fees — principal	15,033	8,677	6,356	—	—
Interest on borrowings and deferred acquisition fees	550,795	92,473	171,668	118,316	168,338
Subordinated disposition fees (b)	202	—	—	—	202
Capital commitments (c)	94,294	24,206	69,635	453	—
Operating and other lease commitments (d)	80,194	3,191	6,516	6,895	63,592
Asset retirement obligations, net (e)	22,076	—	—	—	22,076
	$2,683,757	$181,273	$626,018	$629,204	$1,247,262
___________

(a)	Excludes $5.6 million of unamortized discount on two notes, which was included in Non-recourse debt at December 31, 2013.

(b)
Represents amounts that may be payable to the advisor in connection with sales of assets if minimum stockholder returns are satisfied (Note 3). There can be no assurance as to whether or when these fees will be paid.

(c)
Capital commitments include (i) current build-to-suit projects of $46.7 million (Note 4), (ii) capital commitments related to the ADC Arrangements of $46.8 million (Note 6), and (iii) $0.7 million related to other construction commitments.

(d)
Operating and other lease commitments consist of rental obligations under ground leases and our share of future minimum rents payable pursuant to our advisory agreement for the purpose of leasing office space used for the administration of real estate entities. Amounts are allocated among WPC, the CPA® REITs and CWI based on gross revenues and are adjusted quarterly.

(e)
Represents the future amount of obligations estimated for the removal of asbestos and environmental waste in connection with several of our acquisitions upon the retirement or a sale of the asset (Note 4).

Amounts in the table above that relate to our foreign operations are based on the exchange rate of the local currencies at December 31, 2013, which consisted primarily of the euro. At December 31, 2013, we had no material capital lease obligations for which we were the lessee, either individually or in the aggregate.

CPA®:17 – Global 2013 10-K — 40

Equity Investments

We have investments in unconsolidated investments that own single-tenant properties net leased to corporations. Generally, the underlying investments are jointly-owned with our affiliates. Summarized financial information for these investments and our ownership interest in the investments at December 31, 2013 is presented below. Cash requirements with respect to our share of these debt obligations are discussed above under Cash Requirements. Summarized financial information provided represents the total amounts recorded by the investees and does not represent our proportionate share (dollars in thousands):

Lessee	Ownership Interest at December 31, 2013	Total Assets	Total Third-Party Debt	Maturity Date
State Farm	50%	$114,647	$72,800	9/2023
BPS Nevada, LLC (formerly known as BPS Parent, LLC)	15%	198,203	108,495	2/2023
Dick’s Sporting Goods, Inc.	45%	25,097	20,761	1/2022
Berry Plastics Corporation	50%	70,802	26,638	6/2020
C1000 Logistiek Vastgoed B.V. (a)	85%	199,237	95,608	3/2020
Madison Storage NYC, LLC and Veritas Group IX-NYC, LLC	45%	101,095	71,723	6/2017
Hellweg 2 (a)	37%	410,455	336,156	1/2017
Tesco plc (a)	49%	82,676	44,286	6/2016
U-Haul Moving Partners, Inc. and Mercury Partners, LP	12%	252,051	—	N/A
Agrokor d.d. (referred to as Agrokor 5) (a)	20%	104,919	—	N/A
Eroski Sociedad Cooperativa — Mallorca (a)	30%	32,787	—	N/A
Shelborne Property Associates, LLC	33%	108,421	—	N/A
IDL Wheel Tenant, LLC	N/A	6,017	—	N/A
		$1,706,407	$776,467
___________

(a)	Dollar amounts shown are based on the exchange rate of the euro at December 31, 2013.

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

We have recorded asset retirement obligations of $22.1 million as of December 31, 2013 for the removal of asbestos and environmental waste in connection with several of our acquisitions.

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

CPA®:17 – Global 2013 10-K — 41

or factors change. Certain accounting policies, while significant, may not require the use of estimates. Those accounting policies that require significant estimation and/or judgment are listed below.

Accounting for Acquisitions

In connection with our acquisition of properties, we allocate the purchase price to tangible and intangible assets and liabilities acquired based on their estimated fair values. We determine the value of tangible assets, consisting of land and buildings, as if vacant, and record intangible assets, including the above- and below-market value of leases, the value of in-place leases and the value of tenant relationships, at their estimated fair values.

Tangible Assets

We determine the value attributed to tangible assets and additional investments in equity interests by applying a discounted cash flow model that is intended to approximate both what a third party would pay to purchase the vacant property and rent at current estimated market rates at a selected capitalization rate. In applying the model, we assume that the disinterested party would sell the property at the end of an estimated market lease term. Assumptions used in the model are property-specific where this information is available; however, when certain necessary information is not available, we use available regional and property-type information. Assumptions and estimates include the following:

•	a discount rate or internal rate of return;

•	the marketing period necessary to put a lease in place;

•	carrying costs during the marketing period;

•	leasing commissions and tenant improvement allowances;

•	market rents and growth factors of these rents; and

•	a market lease term and a capitalization rate to be applied to an estimate of market rent at the end of the market lease term.

The discount rates and residual capitalization rates used to value the properties are selected based on several factors, including:

•	the creditworthiness of the lessees;

•	industry surveys;

•	property type;

•	property location and age;

•	current lease rates relative to market lease rates; and

•	anticipated lease duration.

In the case where a tenant has a purchase option deemed to be favorable to the tenant, or the tenant has long-term renewal options at rental rates below estimated market rental rates, we assume the exercise of such purchase option or long-term renewal options in the determination of residual value.

Where a property is deemed to have excess land, the discounted cash flow analysis includes the estimated excess land value at the assumed expiration of the lease, based upon an analysis of comparable land sales or listings in the general market area of the property grown at estimated market growth rates through the year of lease expiration.

The remaining economic life of leased assets is estimated by relying in part upon third-party appraisals of the leased assets, industry standards and based on our experience. Different estimates of remaining economic life will affect the depreciation expense that is recorded.

CPA®:17 – Global 2013 10-K — 42

Intangible Assets

When we acquire properties subject to net leases, we determine the value of above- and below-market lease intangibles based on the difference between (i) the contractual rents to be paid pursuant to the leases negotiated and in place at the time of acquisition of the properties and (ii) our estimate of fair market lease rates for the property or a similar property, both of which are measured over a period equal to the estimated lease term, which includes any renewal options with rental rates below estimated market rental rates. We discount the difference between the estimated market rent and contractual rent to a present value using an interest rate reflecting our current assessment of the risk associated with the lease acquired, which includes a consideration of the credit of the lessee. Estimates of market rent are generally determined by us relying in part upon a third-party appraisal obtained in connection with the property acquisition and can include estimates of market rent increase factors, which are generally provided in the appraisal or by local real estate brokers.

We evaluate the specific characteristics of each tenant’s lease and any pre-existing relationship with each tenant in determining the value of in-place lease intangibles. To determine the value of in-place lease intangibles, we consider the following:

•	estimated market rent;

•	estimated lease term including renewal options at rental rates below estimated market rental rates;

•	estimated carrying costs of the property during a hypothetical expected lease-up period; and

•	current market conditions and costs to execute similar leases including tenant improvement allowances and rent concessions.

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

Debt

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

Impairments

We periodically assess whether there are any indicators that the value of our long-lived assets may be impaired or that their carrying value may not be recoverable. These impairment indicators include, but are not limited to, the vacancy of a property that is not subject to a lease; a lease default by a tenant that is experiencing financial difficulty; the termination of a lease by a tenant or the rejection of a lease in a bankruptcy proceeding. We may incur impairment charges on real estate, direct financing leases, assets held for sale and equity investments in real estate. We may also incur impairment charges on marketable securities investments. Estimates and judgments used when evaluating whether these assets are impaired are presented below.

Real Estate

For real estate assets that we intend to hold and use in which an impairment indicator is identified, we follow a two-step process to determine whether an asset is impaired and to determine the amount of the charge. First, we compare the carrying value of the property’s asset group to the future net undiscounted cash flow that we expect the property’s asset group will generate, including any estimated proceeds from the eventual sale of the property’s asset group. The undiscounted cash flow analysis requires us to make our best estimate of market rents, residual values and holding periods. We estimate market rents and residual values using market information from outside sources such as broker quotes or recent comparable sales. In cases where the available market information is not deemed appropriate, we perform a future net cash flow analysis discounted for inherent risk associated with each asset to determine an estimated fair value. As our investment objective is to hold properties on a long-term basis, holding periods used in the undiscounted cash flow analysis are approximately ten years. Depending on the assumptions made and estimates used, the future cash flow projected in the evaluation of long-lived assets can vary within a range of outcomes. We consider the likelihood of possible outcomes in determining our estimate of future cash flows. If the future net undiscounted cash flow of the property’s asset group is less than the carrying value, the carrying value of the

CPA®:17 – Global 2013 10-K — 43

property’s asset group is considered not recoverable. We then measure the impairment loss as the excess of the carrying value of the property’s asset group over its estimated fair value. The property’s asset group’s estimated fair value is primarily determined using market information from outside sources such as broker quotes or recent comparable sales.

Assets Held for Sale

We classify real estate assets that are accounted for as operating leases as held for sale when we have entered into a contract to sell the property, all material due diligence requirements have been satisfied and we believe it is probable that the disposition will occur within one year. When we classify an asset as held for sale, we carry the investment at the lower of its current carrying value or the expected sale price, less estimated costs to sell. We base the expected sale price on the contract and the estimated costs to sell on information provided by brokers and legal counsel. We then compare the asset’s expected sales price, less estimated costs to sell, to its carrying value, and if the expected sales price, less estimated costs to sell, is less than the property’s carrying value, we reduce the carrying value to the expected sales price, less estimated costs to sell. We continue to review the initial impairment for subsequent changes in the expected sales price, and may recognize an additional impairment charge if warranted.

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

Equity Investments in Real Estate

We evaluate our equity investments in real estate on a periodic basis to determine if there are any indicators that the value of our equity investments may be impaired and to establish whether or not that impairment is other-than-temporary. To the extent impairment has occurred, we measure the charge as the excess of the carrying value of our investment over its estimated fair value, which is determined by multiplying the estimated fair value of the underlying investment’s net assets by our ownership interest percentage. For our equity investments in real estate, we calculate the estimated fair value of the underlying investment’s real estate or net investment in direct financing lease as described in Real Estate and Direct Financing Leases above. The fair value of the underlying investment’s debt, if any, is calculated based on market interest rates and other market information. The fair value of the underlying investment’s other financial assets and liabilities (excluding net investment in direct financing leases) have fair values that approximate their carrying values.

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

CPA®:17 – Global 2013 10-K — 44

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

Proposed Accounting Change

The following proposed accounting change may potentially impact our business if the outcome has a significant influence on sale-leaseback demand in the marketplace:

The Boards have issued an Exposure Draft on a joint proposal that would dramatically transform lease accounting from the existing model. These changes would impact most companies but are particularly applicable to those that are significant users of real estate. The proposal outlines a completely new model for accounting by lessees, whereby their rights and obligations under substantially all leases, existing and new, would be capitalized and recorded on the balance sheet. For some companies, the new accounting guidance may influence whether or not, or the extent to which, they may enter into the type of sale-leaseback transactions in which we specialize. In May 2013, the Boards issued a revised exposure draft for public comment and the comment period ended in September 2013. In January 2014, the Boards began their redeliberations of the proposals included in the May 2013 Exposure Draft based on the comments received. As of the date of this Report, the proposed guidance has not yet been finalized, and as such we are unable to determine whether this proposal will have a material impact on our business.

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

CPA®:17 – Global 2013 10-K — 45

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

We define MFFO consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations, or the Practice Guideline, issued by the IPA in November 2010. The

CPA®:17 – Global 2013 10-K — 46

Practice Guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of GAAP net income: acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above- and below-market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; nonrecurring impairments of real estate-related investments (i.e., infrequent or unusual, not reasonably likely to recur in the ordinary course of business); mark-to-market adjustments included in net income; nonrecurring gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and jointly-owned investments, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, nonrecurring unrealized gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized. While we are responsible for managing interest rate, hedge and foreign exchange risk, we retain an outside consultant to review all our hedging agreements. Inasmuch as interest rate hedges are not a fundamental part of our operations, we believe it is appropriate to exclude such infrequent gains and losses in calculating MFFO, as such gains and losses are not reflective of on-going operations.

In calculating MFFO, we exclude acquisition-related expenses, restructuring expenses, amortization of above- and below-market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to noncontrolling interests. Under GAAP, acquisition fees and expenses are characterized as operating expenses in determining operating net income. These expenses are paid in cash by a company. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by the company, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. Restructuring expenses are related to the restructuring of Hellweg 2 and we consider this expense not to be part of our normal business operation. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, we view fair value adjustments of derivatives and gains and losses from dispositions of assets as infrequent items or items which are unrealized and may not ultimately be realized, and which are not reflective of on-going operations and are therefore typically adjusted for assessing operating performance.

Our management uses MFFO and the adjustments used to calculate it in order to evaluate our performance against other non-listed REITs which have limited lives with short and defined acquisition periods and targeted exit strategies shortly thereafter. As noted above, MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate in this manner. We believe that our use of MFFO and the adjustments used to calculate it allow us to present our performance in a manner that reflects certain characteristics that are unique to non-listed REITs, such as their limited life, limited and defined acquisition period and targeted exit strategy, and hence that the use of such measures is useful to investors. For example, acquisition costs are generally funded from the proceeds of our offering and other financing sources and not from operations. By excluding expensed acquisition costs, the use of MFFO provides information consistent with management’s analysis of the operating performance of the properties. By excluding restructuring expenses we facilitate the evaluation of operating performance of a recurring nature. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such changes that may reflect anticipated and unrealized gains or losses, we believe MFFO provides useful supplemental information.

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

CPA®:17 – Global 2013 10-K — 47

FFO and MFFO were as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Net income attributable to CPA®:17 – Global	$39,864	$41,611	$49,655
Adjustments:
Depreciation and amortization of real property	91,460	67,141	42,240
Impairment charges	—	—	(70)
Gain on sale of real estate	(8,065)	(1,832)	(778)
Proportionate share of adjustments to equity in net income of partially-owned entities to arrive at FFO:
Depreciation and amortization of real property	19,143	16,458	13,892
Impairment charges	3,778	—	13
Loss on sale of real estate	—	1	—
Proportionate share of adjustments for noncontrolling interests to arrive at FFO	(651)	(578)	(646)
Total adjustments	105,665	81,190	54,651
FFO — as defined by NAREIT	145,529	122,801	104,306
Adjustments:
Other non-real estate depreciation, amortization and non-cash charges	(3,850)	1,825	114
Straight-line and other rent adjustments (a)	(19,777)	(15,315)	(14,236)
Impairment charges (b)	—	2,019	—
Loss on extinguishment of debt	1,578	—	—
Acquisition expenses (c)	19,481	17,173	9,335
Above- and below-market rent intangible lease amortization, net (d)	185	858	1,756
(Accretion of discounts) amortization of premiums on debt investments, net	(540)	138	148
Realized gains on foreign currency, derivatives and other	(4,391)	(3,724)	(6,665)
Unrealized losses on mark-to-market adjustments	6	—	—
Proportionate share of adjustments to equity in net income of partially-owned entities to arrive at MFFO:
Other non-real estate depreciation, amortization and non-cash charges	73	28	(6)
Straight-line and other rent adjustments (a)	(226)	(45)	(154)
Gain on extinguishment of debt	—	(1,914)	—
Acquisition expenses (c)	1,504	273	282
Restructuring charges (e)	8,095	—	—
Above- and below-market rent intangible lease amortization, net (d)	1,224	2	13
Realized losses (gains) on foreign currency, derivatives and other	13	—	(7)
Unrealized losses on mark-to-market adjustments	234	—	—
Proportionate share of adjustments for noncontrolling interests to arrive at MFFO	235	1,061	1,880
Total adjustments	3,844	2,379	(7,540)
MFFO	$149,373	$125,180	$96,766
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

CPA®:17 – Global 2013 10-K — 48

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

(e)	In connection with the Hellweg 2 restructuring in October 2013, our share of the German real estate transfer tax incurred by Hellweg 2 was $8.1 million (Note 6).

CPA®:17 – Global 2013 10-K — 49

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

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our investment partners may obtain variable-rate mortgage loans and, as a result, may enter into interest rate swap agreements or interest rate cap agreements with lenders that effectively convert the variable-rate debt service obligations of the loan to a fixed rate or limit the underlying interest rate from exceeding a specified strike rate, respectively. Interest rate swaps are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flows over a specific period, and interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments designated as cash flow hedges on the forecasted interest payments on the debt obligation. The notional, or face, amount on which the swaps or caps are based is not exchanged. Our objective in using these derivatives is to limit our exposure to interest rate movements. At December 31, 2013, we estimated that the net fair value of our interest rate cap and interest rate swaps, which are included in Other assets, net and Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was in a net liability position of $9.8 million (Note 10).

At December 31, 2013, all of our debt either bore interest at fixed rates, was swapped to a fixed rate, was subject to an interest rate cap, or bore interest at fixed rates that were scheduled to convert to then-prevailing market fixed rates at certain future points during their term. The annual interest rates on our fixed-rate debt at December 31, 2013 ranged from 2.0% to 8.0%. The contractual interest rates on our variable-rate debt at December 31, 2013 ranged from 2.7% to 6.1%. Our debt obligations are more fully described under Financial Condition in Item 7 above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at December 31, 2013 (in thousands):

	2014	2015	2016	2017	2018	Thereafter	Total	Fair value
Fixed-rate debt	$44,765	$65,361	$69,576	$204,362	$17,930	$917,346	$1,319,340	$1,344,102
Variable-rate debt	$7,961	$6,976	$229,930	$151,238	$130,010	$75,708	$601,823	$600,763

The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps or that has been subject to an interest rate cap is affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at December 31, 2013 by an aggregate increase of $74.9 million or an aggregate decrease of $91.7 million, respectively.

As more fully described under Financial Condition – Summary of Financing in Item 7 above, our variable-rate debt in the table above bore interest at fixed rates at December 31, 2013 but has interest rate reset features that will change the fixed interest

CPA®:17 – Global 2013 10-K — 50

rates to then-prevailing market fixed rates at certain points during their term. This debt is generally not subject to short-term fluctuations in interest rates.

Foreign Currency Exchange Rate Risk

We own investments in Europe and in Asia, and as a result are subject to risk from the effects of exchange rate movements in the euro and, to a lesser extent, the British pound sterling and the Japanese yen, which may affect future costs and cash flows. Although all of our foreign investments through the fourth quarter of 2013 were conducted in these currencies, we are likely to conduct business in other currencies in the future as we seek to invest funds from our offering internationally. We manage foreign currency exchange rate movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the same currency. This reduces our overall exposure to the actual equity that we have invested and the equity portion of our cash flow. In addition, we may use currency hedging to further reduce the exposure to our equity cash flow. We are generally a net receiver of these currencies (we receive more cash than we pay out), and therefore our foreign operations benefit from a weaker U.S. dollar, and are adversely affected by a stronger U.S. dollar, relative to the foreign currency.

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

Scheduled future minimum rents, exclusive of renewals, under non-cancelable operating leases, for our foreign operations during each of the next five years and thereafter, are as follows (in thousands):

Lease Revenues (a)	2014	2015	2016	2017	2018	Thereafter	Total
Euro (c)	$104,000	$104,027	$104,029	$104,028	$104,028	$1,076,446	$1,596,558
British pound sterling (d)	5,954	5,953	5,954	5,954	5,954	72,354	102,123
Japanese yen (e)	2,816	2,816	2,878	2,898	2,898	9,403	23,709
	$112,770	$112,796	$112,861	$112,880	$112,880	$1,158,203	$1,722,390

Scheduled debt service payments (principal and interest) for mortgage notes payable for our foreign operations during each of the next five years and thereafter, are as follows (in thousands):

Debt Service (a) (b)	2014	2015	2016	2017	2018	Thereafter	Total
Euro (c)	$58,923	$77,948	$264,837	$154,078	$19,221	$76,797	$651,804
British pound sterling (d)	488	488	14,130	—	—	—	15,106
Japanese yen (e)	494	494	495	25,243	—	—	26,726
	$59,905	$78,930	$279,462	$179,321	$19,221	$76,797	$693,636
___________

(a)	Amounts are based on the applicable exchange rates at December 31, 2013. Contractual rents and debt obligations are denominated in the functional currency of the country of each property.

(b)	Interest on unhedged variable-rate debt obligations was calculated using the applicable annual interest rates and balances outstanding at December 31, 2013.

(c)
We estimate that, for a 1% increase or decrease in the exchange rate between the euro and the U.S. dollar, there would be a corresponding change in the projected estimated property-level cash flow at December 31, 2013 of $9.4 million.

(d)
We estimate that, for a 1% increase or decrease in the exchange rate between the British pound sterling and the U.S. dollar, there would be a corresponding change in the projected estimated property-level cash flow at December 31, 2013 of $0.9 million.

(e)
We estimate that, for a 1% increase or decrease in the exchange rate between the Japanese yen and the U.S. dollar, there would be a corresponding change in the projected estimated property-level cash flow at December 31, 2013 of less than $0.1 million.

As a result of scheduled balloon payments on international non-recourse mortgage loans, projected debt service obligations exceed projected lease revenues in 2016 and 2017. In 2016 and 2017, balloon payments totaling $250.8 million and $164.4 million, respectively, are due on three and eight non-recourse mortgage loans, respectively, that are collateralized by properties that we own with affiliates. We currently anticipate that, by their respective due dates, we will have refinanced certain of these

CPA®:17 – Global 2013 10-K — 51

loans, but there can be no assurance that we will be able to do so on favorable terms, if at all. If that has not occurred, we would expect to use our cash resources to make these payments, if necessary.

CPA®:17 – Global 2013 10-K — 52

Item 8. Financial Statements and Supplementary Data.

Financial statement schedules other than those listed above are omitted because the required information is given in the financial statements, including the notes thereto, or because the conditions requiring their filing do not exist.

CPA®:17 – Global 2013 10-K — 53

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Corporate Property Associates 17 – Global Incorporated:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Corporate Property Associates 17 – Global Incorporated and its subsidiaries (the “Company”) at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
New York, New York
March 14, 2014

CPA®:17 – Global 2013 10-K — 54

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2013	2012
Assets
Investments in real estate:
Real estate, at cost (inclusive of $150,378 and $133,472, respectively, attributable to variable interest entities, or VIEs)	$2,402,315	$2,105,772
Operating real estate, at cost (inclusive of $12,557 and $0, respectively, attributable to VIEs)	283,370	254,805
Accumulated depreciation (inclusive of $8,235 and $3,801, respectively, attributable to VIEs)	(144,405)	(85,002)
Net investments in properties	2,541,280	2,275,575
Real estate under construction (inclusive of $25,268 and $12,629, respectively, attributable to VIEs)	127,935	71,285
Net investments in direct financing leases (inclusive of $244,084 and $242,175, respectively, attributable to VIEs)	479,916	475,872
Equity investments in real estate	412,964	275,133
Net investments in real estate	3,562,095	3,097,865
Note receivable	40,000	40,000
Cash and cash equivalents (inclusive of $339 and $1,529, respectively, attributable to VIEs)	418,108	652,330
In-place lease intangible assets, net (inclusive of $17,277 and $6,040, respectively, attributable to VIEs)	457,244	423,084
Other intangible assets, net	105,056	78,239
Other assets, net (inclusive of $17,118 and $14,780, respectively, attributable to VIEs)	130,866	124,781
Total assets	$4,713,369	$4,416,299
Liabilities and Equity
Liabilities:
Non-recourse debt (inclusive of $199,315 and $123,413, respectively, attributable to consolidated VIEs)	$1,915,601	$1,633,452
Accounts payable, accrued expenses and other liabilities (inclusive of $3,867 and $2,249, respectively, attributable to VIEs)	86,405	74,384
Deferred income taxes	7,108	—
Prepaid and deferred rental income and security deposits (inclusive of $5,353 and $5,710, respectively, attributable to VIEs)	148,446	118,017
Due to affiliates	20,211	29,527
Distributions payable	51,570	46,412
Total liabilities	2,229,341	1,901,792
Commitments and contingencies (Note 12)
Equity:
CPA®:17 – Global stockholders’ equity:
Preferred stock, $0.001 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 900,000,000 shares authorized; 322,918,083 and 310,548,664 shares issued, respectively; and 317,353,899 and 306,903,020 shares outstanding, respectively	323	310
Additional paid-in capital	2,904,927	2,786,855
Distributions in excess of accumulated earnings	(440,958)	(277,224)
Accumulated other comprehensive loss	(5,275)	(35,366)
Less: treasury stock at cost, 5,564,184 and 3,645,644 shares, respectively	(52,477)	(34,293)
Total CPA®:17 – Global stockholders’ equity	2,406,540	2,440,282
Noncontrolling interests	77,488	74,225
Total equity	2,484,028	2,514,507
Total liabilities and equity	$4,713,369	$4,416,299

See Notes to Consolidated Financial Statements.

CPA®:17 – Global 2013 10-K — 55

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2013	2012	2011
Revenues
Lease revenues:
Rental income	$231,577	$177,161	$124,425
Interest income from direct financing leases	53,757	53,549	48,474
Total lease revenues	285,334	230,710	172,899
Other real estate income	49,076	44,613	9,841
Other operating income	21,872	5,188	2,879
Other interest income	6,672	9,042	6,602
	362,954	289,553	192,221
Operating Expenses
Depreciation and amortization	93,947	69,104	42,965
Property expenses	52,244	31,342	19,206
Other real estate expenses	33,548	31,426	5,700
General and administrative	20,416	14,879	8,921
Acquisition expenses	16,884	14,834	7,664
Impairment charges	—	2,019	(70)
	217,039	163,604	84,386
Other Income and Expenses
Net (loss) income from equity investments in real estate	(7,917)	7,828	5,527
Other income and (expenses)	12,077	5,638	7,029
Interest expense	(88,656)	(72,271)	(50,982)
	(84,496)	(58,805)	(38,426)
Income from continuing operations before income taxes	61,419	67,144	69,409
Benefit from (provision for) income taxes	263	(914)	(1,047)
Income from continuing operations	61,682	66,230	68,362
Discontinued Operations
Income from operations of discontinued properties, net of tax	483	1,183	1,306
Gain on sale of real estate, net of tax	7,987	740	778
Loss on extinguishment of debt, net of tax	(983)	—	—
Income from discontinued operations, net of tax	7,487	1,923	2,084
Net Income	69,169	68,153	70,446
Net income attributable to noncontrolling interests (inclusive of Available Cash Distributions to advisor of $16,899, $14,620, and $9,378, respectively)	(29,305)	(26,542)	(20,791)
Net Income Attributable to CPA®:17 – Global	$39,864	$41,611	$49,655
Earnings Per Share
Income from continuing operations attributable to CPA®:17 – Global	$0.11	$0.16	$0.27
Income from discontinued operations attributable to CPA®:17 – Global	0.02	0.01	0.01
Net income attributable to CPA®:17 – Global	$0.13	$0.17	$0.28
Weighted Average Shares Outstanding	313,010,828	249,283,354	175,271,595
Amounts Attributable to CPA®:17 – Global
Income from continuing operations, net of tax	$32,377	$39,688	$47,571
Income from discontinued operations, net of tax	7,487	1,923	2,084
Net income attributable to CPA®:17 – Global	$39,864	$41,611	$49,655

See Notes to Consolidated Financial Statements.

CPA®:17 – Global 2013 10-K — 56

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended December 31,
	2013	2012	2011
Net Income	$69,169	$68,153	$70,446
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	29,884	13,515	(12,753)
Unrealized gain (loss) on derivative instruments	831	(16,758)	(5,219)
Change in unrealized appreciation (depreciation) on marketable securities	94	1,035	(15)
	30,809	(2,208)	(17,987)
Comprehensive Income	99,978	65,945	52,459

Amounts Attributable to Noncontrolling Interests:
Net income	(29,305)	(26,542)	(20,791)
Foreign currency translation adjustments	(183)	(192)	220
Change in unrealized (gain) loss on derivative instruments	(535)	(365)	109
Comprehensive income attributable to noncontrolling interests	(30,023)	(27,099)	(20,462)

Comprehensive Income Attributable to CPA®:17 – Global	$69,955	$38,846	$31,997

See Notes to Consolidated Financial Statements.

CPA®:17 – Global 2013 10-K — 57

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED

CONSOLIDATED STATEMENTS OF EQUITY
Years Ended December 31, 2013, 2012, and 2011
(in thousands, except share and per share amounts)

	CPA®:17 – Global
	Total Outstanding Shares	Common Stock	Additional Paid-In Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total CPA®:17 – Global Stockholders	Noncontrolling Interests	Total
Balance at January 1, 2011	142,366,962	$143	$1,280,453	$(93,446)	$(14,943)	$(8,044)	$1,164,163	$72,346	$1,236,509
Shares issued, net of offering costs	63,628,957	63	571,592				571,655		571,655
Shares issued to affiliates	1,114,867	2	11,182				11,184		11,184
Contributions from noncontrolling interests							—	1,197	1,197
Distributions declared ($0.6475 per share)				(113,271)			(113,271)		(113,271)
Distributions to noncontrolling interests							—	(23,214)	(23,214)
Net income				49,655			49,655	20,791	70,446
Other comprehensive loss:
Foreign currency translation adjustments					(12,533)		(12,533)	(220)	(12,753)
Change in unrealized loss on derivative instruments					(5,110)		(5,110)	(109)	(5,219)
Change in unrealized depreciation on marketable securities					(15)		(15)		(15)
Repurchase of shares	(961,968)					(9,060)	(9,060)		(9,060)
Balance at December 31, 2011	206,148,818	208	1,863,227	(157,062)	(32,601)	(17,104)	1,656,668	70,791	1,727,459
Shares issued, net of offering costs	100,529,436	100	903,129				903,229		903,229
Shares issued to affiliates	2,043,451	2	20,499				20,501		20,501
Contributions from noncontrolling interests							—	762	762
Distributions declared ($0.6500 per share)				(161,773)			(161,773)		(161,773)
Distributions to noncontrolling interests							—	(24,427)	(24,427)
Net income				41,611			41,611	26,542	68,153
Other comprehensive loss:
Foreign currency translation adjustments					13,323		13,323	192	13,515
Change in unrealized loss on derivative instruments					(17,123)		(17,123)	365	(16,758)
Change in unrealized appreciation on marketable securities					1,035		1,035		1,035
Repurchase of shares	(1,818,685)					(17,189)	(17,189)		(17,189)
Balance at December 31, 2012	306,903,020	310	2,786,855	(277,224)	(35,366)	(34,293)	2,440,282	74,225	2,514,507
Shares issued, net of offering costs	10,252,652	11	96,842				96,853		96,853
Shares issued to affiliates	2,116,767	2	21,230				21,232		21,232
Contributions from noncontrolling interests							—		—
Distributions declared ($0.6500 per share)				(203,598)			(203,598)		(203,598)
Distributions to noncontrolling interests							—	(26,760)	(26,760)
Net income				39,864			39,864	29,305	69,169
Other comprehensive income:
Foreign currency translation adjustments					29,701		29,701	183	29,884
Change in unrealized gain on derivative instruments					296		296	535	831
Change in unrealized appreciation on marketable securities					94		94		94
Repurchase of shares	(1,918,540)					(18,184)	(18,184)		(18,184)
Balance at December 31, 2013	317,353,899	$323	$2,904,927	$(440,958)	$(5,275)	$(52,477)	$2,406,540	$77,488	$2,484,028

See Notes to Consolidated Financial Statements.

CPA®:17 – Global 2013 10-K — 58

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2013	2012	2011
Cash Flows — Operating Activities
Net income	$69,169	$68,153	$70,446
Adjustments to net income:
Depreciation and amortization, including intangible assets and deferred financing costs	96,907	72,486	46,720
Loss from equity investments in real estate in excess of distributions received	18,521	419	1,868
Unrealized (gain) loss on foreign currency transactions and others	(2,452)	2,221	3
Realized gain on foreign currency transactions and others	(3,690)	(1,128)	(6,055)
Straight-line rent adjustment and amortization of rent-related intangibles	(19,464)	(14,185)	(11,616)
Impairment charges	—	2,019	(70)
Gain on sale of real estate	(8,059)	(1,832)	(787)
Loss on extinguishment of debt	538	—	—
Non-cash asset management fee expense	21,953	18,935	13,435
Accretion of commercial mortgage-backed securities	(632)	—	—
Settlement of derivative asset (liability)	2,964	—	(5,131)
Deferred income taxes	(3,706)	—	—
Net changes in other operating assets and liabilities	12,136	10,187	(7,298)
Net Cash Provided by Operating Activities	184,185	157,275	101,515

Cash Flows — Investing Activities
Distributions received from equity investments in real estate in excess of equity income	7,463	23,616	90,571
Acquisitions of real estate and direct financing leases	(404,914)	(799,175)	(658,546)
Capital contributions to equity investments in real estate	(156,228)	(73,656)	(228,519)
VAT paid in connection with acquisition of real estate	(29,071)	(15,594)	(4,592)
VAT refunded in connection with acquisition of real estate	40,933	7,314	29,336
Proceeds from sale of real estate	19,973	59,323	19,821
Funds placed in escrow	(67,294)	(52,266)	(196,291)
Funds released from escrow	70,330	35,159	186,958
Payment of deferred acquisition fees to an affiliate	(14,354)	(15,708)	(14,455)
Proceeds from repayment of notes receivable	—	—	49,560
Purchase of notes receivable	—	—	(30,000)
Investment in securities	(1,614)	(7,071)	(2,394)
Net Cash Used in Investing Activities	(534,776)	(838,058)	(758,551)

Cash Flows — Financing Activities
Distributions paid	(198,440)	(147,649)	(102,503)
Contributions from noncontrolling interests	—	762	1,197
Distributions to noncontrolling interests	(26,760)	(24,427)	(23,214)
Scheduled payments of mortgage principal	(22,260)	(17,525)	(14,136)
Prepayment of mortgage principal	(22,570)	(11,224)	—
Proceeds from mortgage financing	308,873	469,709	243,517
Funds placed in escrow	20	8,691	17,919
Funds released from escrow	(5,409)	(6,780)	(8,932)
Proceeds from loans from affiliates	—	—	90,000
Repayments of loan from affiliate	—	—	(90,000)
Payment of financing costs and mortgage deposits, net of deposits refunded	(4,006)	(1,667)	(9,423)
Proceeds from issuance of shares, net of issuance costs	97,975	897,660	575,251
Purchase of treasury stock	(18,184)	(17,189)	(9,060)
Net Cash Provided by Financing Activities	109,239	1,150,361	670,616
Change in Cash and Cash Equivalents During the Year
Effect of exchange rate changes on cash	7,130	2,026	4,401
Net (decrease) increase in cash and cash equivalents	(234,222)	471,604	17,981
Cash and cash equivalents, beginning of year	652,330	180,726	162,745
Cash and cash equivalents, end of year	$418,108	$652,330	$180,726

See Notes to Consolidated Financial Statements.

CPA®:17 – Global 2013 10-K — 59

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

Substantially all of our assets and liabilities are held by the Operating Partnership and at December 31, 2013, we owned 99.99% of general and limited partnership interests in the Operating Partnership. The remaining interest in the Operating Partnership is held by a subsidiary of WPC.

At December 31, 2013, our portfolio was comprised of our full or partial ownership interests in 352 fully-occupied properties, substantially all of which were triple-net leased to 99 tenants, and totaled approximately 34 million square feet (unaudited). In addition, our portfolio was comprised of our full or partial ownership interests in 71 self-storage properties, two hotel properties, and two shopping centers for an aggregate of approximately 6 million square feet (unaudited). As opportunities arise, we may also make other types of commercial real estate related investments. We were formed in 2007 and are managed by the advisor.

Public Offerings

We issued approximately 289,000,000 shares of our common stock and raised aggregate gross proceeds of approximately $2.9 billion from our initial public offering, which ended in April 2011, and our follow-on offering, which closed on January 31, 2013. Through December 31, 2013, we have issued approximately 28,000,000 shares ($264.7 million) through our DRIP. We repurchased approximately 5,600,000 shares ($52.5 million) of our common stock under our redemption plan from inception through December 31, 2013.

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

Note 2. Summary of Significant Accounting Policies

Basis of Consolidation

Our consolidated financial statements reflect all of our accounts, including those of our controlled subsidiaries. The portion of equity in a consolidated subsidiary that is not attributable, directly or indirectly, to us is presented as noncontrolling interests. All significant intercompany accounts and transactions have been eliminated.

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

CPA®:17 – Global 2013 10-K — 60

Notes to Consolidated Financial Statements

performance of the VIE, and (ii) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE.

For an entity that is not considered to be a VIE but rather a voting interest entity, the general partners in a limited partnership (or similar entity) are presumed to control the entity regardless of the level of their ownership and, accordingly, may be required to consolidate the entity. We evaluate the partnership agreements or other relevant contracts to determine whether there are provisions in the agreements that would overcome this presumption. If the agreements provide the limited partners with either (a) the substantive ability to dissolve or liquidate the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights, the limited partners’ rights overcome the presumption of control by a general partner of the limited partnership, and, therefore, the general partner must account for its investment in the limited partnership using the equity method of accounting.

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

We previously determined that the Walgreens Las Vegas investment was a VIE and we were its primary beneficiary. In October 2012, we exercised options to acquire the Walgreens store and to acquire a 15% equity interest in a project that includes a multi-tenant retail development managed by BPS. Walgreens Las Vegas is no longer a VIE as we fully own this entity. We continue to consolidate the accounts of Walgreens Las Vegas (Note 6).

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. The consolidated financial statements included in this Report have been retrospectively adjusted to reflect the disposition (or planned disposition) of certain properties as discontinued operations.

Accounting for Acquisitions

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

Purchase Price Allocation

When we acquire properties with leases classified as operating leases, we allocate the purchase price to the tangible and intangible assets and liabilities acquired based on their estimated fair values. We determine the value of the tangible assets, consisting of land, buildings, and site improvements, and intangible assets, including the above- and below-market value of leases, the value of in-place leases and the value of tenant relationships, at their estimated fair values. Land is typically valued utilizing the sales comparison (or market approach). Buildings are valued, as if vacant, using the cost and/or income approach. Site improvements are valued using the cost approach. The fair value of real estate is determined by reference to portfolio appraisals which determines their values, on a property level, by applying a discounted cash flow analysis to the estimated cash net operating income for each property in the portfolio during the remaining anticipated lease term, and the estimated residual value. The estimated residual value of each property is based on a hypothetical sale of the property upon expiration of a lease factoring in the re-tenanting of such property at estimated current market rental rates, applying a selected capitalization rate and deducting estimated costs of sale. For self-storage assets, the hypothetical sales price is derived by capitalizing the estimated

CPA®:17 – Global 2013 10-K — 61

Notes to Consolidated Financial Statements

net operating income. Estimated cash net operating income factors in the gross potential revenue of the business less economic vacancy rates and expected operational expenses. The discount rates and residual capitalization rates used to value the properties are selected based on several factors, including the creditworthiness of the lessees, industry surveys, property type, location and age, current lease rates relative to market lease rates and anticipated lease duration. In the case where a tenant has a purchase option deemed to be materially favorable to the tenant, or the tenant has long-term renewal options at rental rates below estimated market rental rates, the appraisal assumes the exercise of such purchase option or long-term renewal options in its determination of residual value. Where a property is deemed to have excess land, the discounted cash flow analysis includes the estimated excess land value at the assumed expiration of the lease, based upon an analysis of comparable land sales or listings in the general market area of the property grown at estimated market growth rates through the year of lease expiration. For those properties that are under contract for sale, the appraised value of the portfolio reflects the current contractual sale price of such properties. See Real Estate Leased to Others and Depreciation below for a discussion of our significant accounting policies related to tangible assets.

We record above- and below-market lease values for owned properties based on the present value (using a discount rate reflecting the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the leases negotiated and in place at the time of acquisition of the properties and (ii) our estimate of fair market lease rates for the property or equivalent property, both of which are measured over a period equal to the estimated lease term which includes renewal options with rental rates below estimated market rental rates. We amortize the capitalized above-market lease value as a reduction of rental income over the estimated market lease term. We amortize the capitalized below-market lease value as an increase to rental income over the initial term and any below-market fixed rate renewal periods in the respective leases. We include the value of below-market leases in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements.

The value of any in-place lease is estimated to be equal to the property owners’ avoidance of costs necessary to release the property for a lease term equal to the remaining primary in-place lease term and the value of investment grade tenancy. The cost avoidance to the property owners’ of vacancy/leasing costs necessary to lease the property for a lease term equal to the remaining in-place lease term is derived first by determining the in-place lease term on the subject lease. Then, based on our review of the market, the cost to be borne by a property owner to replicate a market lease to the remaining in-place term is estimated. These costs consist of: (i) rent lost during downtime (i.e. assumed periods of vacancy), (ii) estimated expenses that would be incurred by the property owner during periods of vacancy, (iii) rent concessions (i.e. free rent), (iv) leasing commissions, and (v) tenant improvement allowances given to tenants. We determine these values using our estimates or by relying in part upon third-party appraisals. We amortize the capitalized value of in-place lease intangibles to expense over the remaining initial term of each lease. No amortization period for intangibles will exceed the remaining depreciable life of the building.

If a lease is terminated, we charge the unamortized portion of above- and below-market lease values to lease revenue and in-place lease and tenant relationship values to amortization expense. We amortize the capitalized value of in-place lease intangibles and tenant relationships over the lease term.

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

Real Estate and Operating Real Estate

We carry land and buildings and personal property at cost less accumulated depreciation. We capitalize improvements and significant renovations that increase the useful life of the properties, while we expense replacements, maintenance and repairs that do not improve or extend the lives of the respective assets as incurred.

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

CPA®:17 – Global 2013 10-K — 62

Notes to Consolidated Financial Statements

Acquisition, Development and Construction Loans

We provide funding to developers for the acquisition, development and construction of real estate. Under the ADC Arrangement, we may participate in the residual profits of the project through the sale or refinancing of the property. We evaluate these arrangements to determine if they have characteristics similar to a loan or if the characteristics are more similar to a joint venture or partnership such as participating in the risks and rewards of the project as an owner or an investment partner. For those arrangements with characteristics of a loan, we follow the accounting guidance for loans and disclose within our Finance Receivables footnote (Note 5). When we determine that the characteristics are more similar to a jointly-owned investment or partnership, we account for those arrangements under the equity method of accounting (Note 6). Once the investment or partnership begins operations, we use the hypothetical liquidation at book value method to calculate income or loss which considers the principal and interest under the loan to be a preferential return.

Assets Held for Sale

We classify those assets that are associated with operating leases as held for sale when we have entered into a contract to sell the property, all material due diligence requirements have been satisfied and we believe it is probable that the disposition will occur within one year. Assets held for sale are recorded at the lower of carrying value or estimated fair value, less estimated costs to sell. The results of operations and the related gain or loss on sale of properties that have been sold or that are classified as held for sale and in which we will have no significant continuing involvement are included in discontinued operations (Note 15).

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

Debt Securities

We have investments, such as CMBS and a debenture, that were designated as securities held to maturity on the date of acquisition, in accordance with current accounting guidance. We carry these securities held to maturity at cost, net of

CPA®:17 – Global 2013 10-K — 63

Notes to Consolidated Financial Statements

unamortized premiums and discounts, which are recognized in interest income using an effective yield or “interest” method, and assess them for other-than-temporary impairment on a quarterly basis.

Other Assets and Other Liabilities

We include prepaid expenses, deferred rental income, tenant receivables, deferred charges, escrow balances held by lenders, restricted cash balances, debt securities, derivative assets and corporate fixed assets in Other assets. We include derivative instruments; miscellaneous amounts held on behalf of tenants; and deferred revenue, including unamortized below-market rent intangibles in Other liabilities. Deferred charges are costs incurred in connection with mortgage financings and refinancings that are amortized over the terms of the mortgages and included in Interest expense in the consolidated financial statements. Deferred rental income is the aggregate cumulative difference for operating leases between scheduled rents that vary during the lease term, and rent recognized on a straight-line basis.

Deferred Acquisition Fees Payable to Affiliate

Fees payable to the advisor for structuring and negotiating investments and related mortgage financing on our behalf are included in Due to affiliates. A portion of these fees is payable in three equal annual installments following the quarter on which a property was purchased. The timing of the payment of such fees is impacted by certain performance criterion (Note 3).

Treasury Stock

Treasury stock is recorded at cost under our redemption plan, pursuant to which we may elect to redeem shares at the request of our stockholders, subject to certain exceptions, conditions, and limitations. The maximum amount of shares purchasable by us in any period depends on a number of factors and is at the discretion of our board of directors.

Noncontrolling Interests

We accounted for the Special General Partner Interest as a noncontrolling interest (Note 3). The Special General Partner Interest entitles the Special General Partner to cash distributions and, in the event there is a termination or non-renewal of the advisory agreement, redemption rights. Cash distributions to the Special General Partner are accounted for as an allocation to net income attributable to noncontrolling interest.

Offering Costs

During the offering period, we accrued costs incurred in connection with the raising of capital as deferred offering costs. Upon receipt of offering proceeds, we charged the deferred costs to equity and reimbursed the advisor for costs incurred (Note 3). Such reimbursements did not exceed regulatory cost limitations.

Revenue Recognition

Real Estate Leased to Others

We lease real estate to others primarily on a triple-net leased basis whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance, repairs and improvements. We charge expenditures for maintenance and repairs, including routine betterments, to operations as incurred. We capitalize significant renovations that increase the useful life of the properties. For the years ended December 31, 2013, 2012 and 2011, although we are legally obligated for the payment, pursuant to our lease agreements with our tenants, lessees were responsible for the direct payment to the taxing authorities of real estate taxes of approximately $23.2 million, $14.1 million and $9.5 million, respectively, which are included in Property expenses in the consolidated financial statements.

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

CPA®:17 – Global 2013 10-K — 64

Notes to Consolidated Financial Statements

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

Interest Capitalized in Connection with Real Estate Under Construction

Operating real estate is stated at cost less accumulated depreciation. Interest directly related to build-to-suit projects is capitalized. We consider a build-to-suit project as substantially completed upon the completion of improvements. If discrete portions of a project are substantially completed and occupied and other portions have not yet reached that stage, the substantially completed portions are accounted for separately. We allocate costs incurred between the portions under construction and the portions substantially completed and only capitalize those costs associated with the portion under construction. We determine an interest rate to be applied for capitalizing interest based on the interest rate of any debt linked to the project or a blended rate of the mortgages outstanding in the fund if there is no debt on the project.

Depreciation

We compute depreciation of building and related improvements using the straight-line method over the estimated remaining useful lives of the properties (not to exceed 40 years) and furniture, fixtures, and equipment (generally up to seven years). We compute depreciation of tenant improvements using the straight-line method over the lesser of the remaining term of the lease or the estimated useful life.

Impairments

We periodically assess whether there are any indicators that the value of our long-lived assets may be impaired or that their carrying value may not be recoverable. These impairment indicators include, but are not limited to the vacancy of a property that is not subject to a lease; a lease default by a tenant that is experiencing financial difficulty; the termination of a lease by a tenant; or the rejection of a lease in a bankruptcy proceeding. We may incur impairment charges on long-lived assets, including real estate, direct financing leases, assets held for sale and equity investments in real estate. We may also incur impairment charges on marketable securities. Our policies for evaluating whether these assets are impaired are presented below.

CPA®:17 – Global 2013 10-K — 65

Notes to Consolidated Financial Statements

Real Estate

For real estate assets, which include finite-lived intangibles, in which an impairment indicator is identified, we follow a two-step process to determine whether an asset is impaired and to determine the amount of the charge. First, we compare the carrying value of the property’s asset group to the future net undiscounted cash flow that we expect the property’s asset group will generate, including any estimated proceeds from the eventual sale of the property’s asset group. The undiscounted cash flow analysis requires us to make our best estimate of, among other things, market rents, residual values, and holding periods. Depending on the assumptions made and estimates used, the future cash flow projected in the evaluation of long-lived assets can vary within a range of outcomes. We consider the likelihood of possible outcomes in determining our estimate of future cash flows. If the future net undiscounted cash flow of the property’s asset group is less than the carrying value, the property’s asset group is considered to be impaired. We then measure the loss as the excess of the carrying value of the property’s asset group over its estimated fair value.

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

Direct Financing Leases

We review our direct financing leases at least annually to determine whether there has been an other-than-temporary decline in the current estimate of residual value of the property. The residual value is our estimate of what we could realize upon the sale of the property at the end of the lease term, based on market information. If this review indicates that a decline in residual value has occurred that is other-than-temporary, we recognize an impairment charge equal to the difference between the fair value and carrying amount of the residual value.

Equity Investments in Real Estate

We evaluate our equity investments in real estate on a periodic basis to determine if there are any indicators that the value of our equity investment may be impaired and whether or not that impairment is other-than-temporary. To the extent an other-than-temporary impairment has occurred, we measure the charge as the excess of the carrying value of our investment over its estimated fair value. For our equity investments in real estate, we calculate the estimated fair value of the underlying investment’s real estate or net investment in direct financing lease as described in Real Estate and Direct Financing Leases above. The fair value of the underlying investment’s debt, if any, is calculated based on market interest rates and other market information. The fair value of the underlying investment’s other financial assets and liabilities (excluding net investment in direct financing leases) have fair values that generally approximate their carrying values.

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

If the CMBS’ market value is below its amortized cost and we either intend to sell the security or it is more likely than not that we will be required to sell the security before its anticipated recovery, we record the entire amount of the other-than-temporary impairment charge in earnings.

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

CPA®:17 – Global 2013 10-K — 66

Notes to Consolidated Financial Statements

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

Foreign Currency

Translation

We have interests in real estate investments in the European Union, United Kingdom, and Japan for which the functional currency is the euro, the British pound sterling, and the Japanese yen, respectively. We perform the translation from the euro, the British pound sterling, or the Japanese yen to the U.S. dollar for assets and liabilities using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted-average exchange rate during the period. We report the gains and losses resulting from such translation as a component of other comprehensive income in equity. These translation gains and losses are released to net income when we have substantially exited from all investments in the related currency.

Transaction Gains or Losses

A transaction gain or loss (measured from the transaction date or the most recent intervening balance sheet date, whichever is later), realized upon settlement of a foreign currency transaction generally will be included in net income for the period in which the transaction is settled. Foreign currency intercompany transactions that are scheduled for settlement, consisting primarily of accrued interest and the translation to the reporting currency of subordinated intercompany debt with scheduled principal payments, are included in the determination of net income.

Intercompany foreign currency transactions of a long-term nature (that is, settlement is not planned or anticipated in the foreseeable future), which the entities to the transactions are consolidated or accounted for by the equity method in our financial statements, are not included in net income.

Net realized gains or (losses) are recognized on foreign currency transactions in connection with the transfer of cash from foreign operations of subsidiaries to the parent company. For the years ended December 31, 2013, 2012 and 2011, we recognized net realized gains on such transactions of $3.1 million, $1.1 million and $6.0 million, respectively.

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

We made an accounting policy election effective January 1, 2011, or the “effective date”, to use the portfolio exception in Accounting Standards Codification (“ASC”) 820-10-35-18D, Application to Financial Assets and Financial Liabilities with Offsetting Positions in Market Risk or Counterparty Credit Risk, the “portfolio exception,” with respect to measuring counterparty credit risk for all of our derivative transactions subject to master netting arrangements.

CPA®:17 – Global 2013 10-K — 67

Notes to Consolidated Financial Statements

Income Taxes

We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code. In order to maintain our qualification as a REIT, we are required, among other things, to distribute at least 90% of our REIT net taxable income to our stockholders and meet certain tests regarding the nature of our income and assets. As a REIT, we are not subject to federal income taxes on our income and gains that we distribute to our stockholders as long as we satisfy certain requirements, principally relating to the nature of our income and the level of our distributions, as well as other factors. We believe that we have operated, and we intend to continue to operate, in a manner that allows us to continue to qualify as a REIT. Deferred income taxes are recorded for the corporate subsidiaries based on earnings reported. The provision for income taxes differs from the amounts currently payable because of temporary differences in the recognition of certain income and expense items for financial reporting and tax reporting purposes. Income taxes are computed under the asset and liability method. The asset and liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between tax bases and financial bases of assets and liabilities (Note 14).

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

Our earnings and profits, which determine the taxability of distributions to stockholders, differ from net income reported for financial reporting purposes due primarily to differences in depreciation, including hotel properties, and timing differences of rent recognition and certain expense deductions, for federal income tax purposes. Deferred income taxes relate primarily to our TRSs and are accounted for using the asset and liability method. Under this method, deferred income taxes are recognized for temporary differences between the financial reporting bases of assets and liabilities of our TRSs and their respective tax bases and for their operating loss and tax credit carry forwards based on enacted tax rates expected to be in effect when such amounts are realized or settled. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including tax planning strategies and other factors.

Deferred Income Taxes

We recognize deferred income taxes in certain of our taxable subsidiaries. Deferred income taxes are generally the result of temporary differences (items that are treated differently for tax purposes than for U.S. GAAP purposes as described in Note 14). In addition, deferred tax assets arise from unutilized tax net operating losses generated in prior years. We provide a valuation allowance against our deferred income tax assets when we believe that it is more likely than not that all or some portion of the deferred income tax asset may not be realized. Whenever a change in circumstances causes a change in the estimated realizability of the related deferred income tax asset, the resulting increase or decrease in the valuation allowance is included in deferred income tax expense.

Earnings Per Share

We have a simple equity capital structure with only common stock outstanding. As a result, earnings per share, as presented, represents both basic and dilutive per-share amounts for all periods presented in the consolidated financial statements. Income per basic share of common stock is calculated by dividing net income by the weighted-average number of shares of common stock issued and outstanding during such period.

CPA®:17 – Global 2013 10-K — 68

Notes to Consolidated Financial Statements

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in our consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

Recent Accounting Requirements

The following Accounting Standards Updates (“ASUs”), promulgated by the FASB are applicable to us as indicated:

ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities — In January 2013, the FASB issued an update to ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. ASU 2013-01 clarifies that the scope of ASU 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting or similar arrangement. These amendments did not have a significant impact on our financial position or results of operations and were applicable to us for our interim and annual reports beginning in 2013.

ASU 2013-02, Other Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income — In February 2013, the FASB issued ASU 2013-02 requiring entities to disclose additional information about items reclassified out of accumulated other comprehensive income. This ASU impacts the form of our disclosures only, is applicable to us for our interim and annual reports beginning in 2013, and has been applied retrospectively. The related additional disclosures are located in Note 13.

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

ASU 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes, a Consensus of the FASB Emerging Issues Task Force — In July 2013, the FASB issued ASU 2013-10, which permits the Fed Funds Effective Swap Rate, also referred to as the “Overnight Index Swap Rate,” to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to the U.S. government and LIBOR swap rate. The update also removes the restriction on the use of different benchmark rates for similar hedges. This ASU is applicable to us for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. Through the date of this Report, we had not entered into any transactions to which this ASU applies.

Out-of-Period Adjustment

In the fourth quarter of 2013, we identified an error in the consolidated financial statements related to accounting for deferred foreign income taxes in connection with the initial acquisition accounting for 15 properties acquired during 2008-2012 (Note 14). We concluded that this adjustment was not material to our financial position or results of operations for the current period or any of the prior periods. As such, we recorded an out-of-period adjustment of $1.7 million and $7.7 million to reflect the cumulative deferred tax assets and liabilities, respectively, associated with the initial basis differential that resulted from the tax-basis carry-over of these properties as well as an aggregate corresponding increase to total assets of $9.3 million, primarily comprised of $4.1 million to Goodwill and $5.2 million to Net investments in properties. Additionally, this adjustment resulted in a net increase of $2.9 million to Net income attributable to CPA®:17 – Global, comprised of a deferred tax benefit of $1.8 million, an increase to Net income from equity investments in real estate of $1.7 million, an increase of $0.4 million to Net income attributable to noncontrolling interests, and an increase to $0.2 million to Depreciation and amortization.

CPA®:17 – Global 2013 10-K — 69

Notes to Consolidated Financial Statements

Note 3. Agreements and Transactions with Related Parties

Transactions with the Advisor

We have an advisory agreement with the advisor whereby the advisor performs certain services for us under a fee arrangement. On September 28, 2012, we amended and restated certain terms in that advisory agreement, as described below. The fee structure related to asset management fees, initial acquisition fees, subordinated acquisition fees and subordinated disposition fees was unchanged by the amendment and restatement, and the advisor remained entitled to 10% of the available cash of the Operating Partnership, referred to as the “Available Cash Distribution”, as described below. The current advisory agreement is scheduled to expire on June 30, 2014 unless otherwise extended. We also have certain agreements with affiliates regarding jointly-owned investments. In addition, we reimbursed the advisor for organization and offering costs incurred in connection with our follow-on offering through its closing on January 31, 2013 and for certain administrative duties performed on our behalf. The following tables present a summary of fees we paid and expenses we reimbursed to the advisor in accordance with the advisory agreement (in thousands):

	Years Ended December 31,
	2013	2012	2011
Amounts Included in the Consolidated Statements of Income:
Asset management fees	$21,953	$18,932	$13,435
Available Cash Distribution	16,899	14,620	9,378
Acquisition expenses	11,448	12,092	—
Personnel and overhead reimbursements	9,243	5,205	2,258
Office rent reimbursements	1,293	756	411
Interest expense on deferred acquisition fees and loan from affiliate	827	930	1,194
	$61,663	$52,535	$26,676
Other Acquisition Fees Capitalized:
Current acquisition fees	$4,777	$17,448	$24,559
Deferred acquisition fees	3,063	14,162	17,398
	$7,840	$31,610	$41,957

	December 31,
	2013	2012
Due to Affiliates:
Deferred acquisition fees, including interest	$15,573	$26,732
Accounts payable	2,200	339
Asset management fees payable	1,972	1,651
Reimbursable costs	264	603
Subordinated disposition fees	202	202
	$20,211	$29,527

Transaction Fees

We pay the advisor acquisition fees for structuring and negotiating investments and related mortgage financing on our behalf, a portion of which is payable upon acquisition of investments with the remainder subordinated to the achievement of a preferred return, a non-compounded cumulative distribution of 5% per annum (based initially on our invested capital). Acquisition fees payable to the advisor with respect to our long-term net lease investments is 4.5% of the total cost of those investments and is comprised of a current portion of 2.5%, typically paid upon acquisition, and a deferred portion of 2%, typically paid over three years and subject to the 5% preferred return described above. For certain types of non-long term net lease investments, initial acquisition fees may range from 0% to 1.75% of the equity invested plus the related acquisition fees, with no portion of the fee being deferred. Unpaid installments of deferred acquisition fees are included in Due to affiliates in the consolidated financial statements.

CPA®:17 – Global 2013 10-K — 70

Notes to Consolidated Financial Statements

The advisor may be entitled to receive a disposition fee in an amount equal to the lesser of (i) 50.0% of the competitive real estate commission (as defined in the advisory agreement) or (ii) 3.0% of the contract sales price of the investment being sold; however, payment of such fees is subordinated to the 5% preferred return. These fees, which are paid at the discretion of our board of directors, are deferred and are payable to the advisor only in connection with a liquidity event.

Asset Management Fees and Available Cash Distribution

As defined in the advisory agreement, we pay the advisor asset management fees that vary based on the nature of the underlying investment. We pay 0.5% per annum of average market value for long-term net leases and certain other types of real estate investments, and 1.5% to 1.75% per annum of average equity value for certain types of securities. The asset management fees are payable in cash or shares of our common stock at the option of the advisor. If the advisor elects to receive all or a portion of its fees in shares, the number of shares issued is determined by dividing the dollar amount of fees by our most recently published NAV, which was $9.50 as of December 31, 2013. For 2013, 2012, and 2011, the advisor elected to receive its asset management fees in shares of our common stock, which vest over a period of three years. At December 31, 2013, the advisor owned 6,061,989 shares (1.9%) of our common stock. We also pay the advisor, depending on the type of investments we own, up to 10% of available cash of the Operating Partnership, which is defined as cash generated from operations, excluding capital proceeds, as reduced by operating expenses and debt service, excluding prepayments and balloon payments. Asset management fees and Available Cash Distributions are included in Property expenses and Net income attributable to noncontrolling interests, respectively, in the consolidated financial statements.

Personnel and Overhead Reimbursements

Under the terms of the advisory agreement, the advisor allocates a portion of its personnel and overhead expenses to us and the other Managed REITs. Effective as of October 1, 2012, the advisor allocates these expenses on the basis of our trailing four quarters of reported revenues and those of WPC, the CPA® REITs, and CWI. Prior to that date, these costs were allocated on the basis of time charges incurred by the advisor’s personnel on behalf of the CPA® REITs and CWI.

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

Organization and Offering Expenses

Through the termination of our follow-on offering on January 31, 2013, we incurred expenses in connection with the offerings of our securities. These expenses were deducted from the gross proceeds of our offerings. Total organization and offering expenses, including underwriting compensation, did not exceed 15% of the gross proceeds of our offering and our DRIP, consistent with applicable regulatory requirements. Under the terms of a dealer manager agreement between Carey Financial, a wholly-owned subsidiary of our advisor, and us, Carey Financial received a selling commission of $0.65 per share sold and a dealer manager fee of $0.35 per share sold in our public offering. Carey Financial re-allowed all or a portion of selling commissions to selected dealers participating in the offering and re-allowed up to the full dealer manager fee to the selected dealers. Total underwriting compensation paid in connection with our offering, including selling commissions, the dealer manager fee, and reimbursements made by Carey Financial to selected dealers and investment advisors, did not exceed the limitations prescribed by the FINRA, which limit underwriting compensation to 10% of gross offering proceeds. We also reimbursed Carey Financial up to an additional 0.5% of offering proceeds for bona fide due diligence expenses. We reimbursed the advisor or one of its affiliates for other organization and offering expenses (including, but not limited to, filing fees, legal,

CPA®:17 – Global 2013 10-K — 71

Notes to Consolidated Financial Statements

accounting, printing and escrow costs). The advisor agreed to be responsible for the payment of organization and offering expenses (excluding selling commissions and dealer manager fees) that exceed 4% of the gross offering proceeds.

During the offering period, we accrued costs incurred in connection with the raising of capital as deferred offering costs. Upon receipt of offering proceeds and reimbursement to the advisor for costs incurred, we charged the deferred costs to equity. The total costs paid by the advisor and its affiliates in connection with the organization and offering of our securities were $20.9 million from inception through January 31, 2013 and were fully reimbursed upon termination of our follow-on offering on that date.

Other Transaction with the Advisor

In February 2011, we borrowed $90.0 million at an annual interest rate of 1.15% from the advisor to fund the acquisition of an investment that purchased properties from C1000 Logistiek Vastgoed B.V. (Note 6). We repaid this loan on April 8, 2011, the maturity date. In connection with this loan, we paid the advisor interest of $0.2 million during the year ended December 31, 2011.

Jointly-Owned Investments and Other Transactions with Affiliates

At December 31, 2013, we owned interests ranging from 12% to 85% in jointly-owned investments, with the remaining interests generally held by affiliates. We consolidate certain of these investments and account for the remainder under the equity method of accounting. We also owned interests in jointly-controlled tenancy-in-common interests in properties, which we account for under the equity method of accounting.

On December 18, 2013, we and our affiliate, CPA®:18 – Global, acquired a retail portfolio from Agrokor d.d. (referred to as Agrokor 5) through a jointly-owned investment for $97.0 million, of which our share was $19.4 million. We account for this investment under the equity method of accounting (Note 6).

On August 20, 2013, we and our affiliate, CPA®:18 – Global, acquired an office facility located in Austin, Texas from State Farm through a jointly-owned investment for $115.6 million, of which our share was $57.8 million. We account for this investment under the equity method of accounting (Note 6).

On May 2, 2011, we purchased interests in three investments, the Hellweg 2 investment, the U-Haul Moving Partners, Inc. and Mercury Partners, LP investment, and the Dick’s Sporting Goods, Inc. investment, from one of our affiliates, CPA®:14, for an aggregate purchase price of $55.7 million (Note 6). The acquisitions were made pursuant to an agreement entered into between us and CPA®:14 in December 2010 and were conditioned upon completion of the merger of CPA®:14 into CPA®:16 – Global. The purchase price was based on the appraised values of the underlying investment properties and the non-recourse mortgage debt on the properties. In connection with this acquisition, we recorded basis differences totaling $27.4 million, which represents our share of the excess of the fair value of the underlying investment properties and related mortgage loans over their respective carrying values, to be amortized into equity earnings over the remaining lives of the properties and mortgage loans. As part of the acquisition, we also purchased from CPA®:14 certain warrants, which were granted by Hellweg 2 to CPA®:14 in connection with the initial lease transaction, for a total cost of $1.6 million, which is based on the fair value of the warrants on the date of acquisition. These warrants give us participation rights to any distributions made by Hellweg 2. In addition, we are entitled to a cash distribution that equates to a certain percentage of the liquidity event price of Hellweg 2, should a liquidity event occur. Because these warrants are readily convertible to cash and provide for net cash settlement upon conversion, we account for them as derivative instruments, which are measured at fair value and record them as assets, with the changes in the fair value recognized in earnings.

CPA®:17 – Global 2013 10-K — 72

Notes to Consolidated Financial Statements

Note 4. Net Investments in Properties and Real Estate Under Construction

Real Estate

Real estate, which consists of land and buildings leased to others, at cost, and which are subject to operating leases, is summarized as follows (in thousands):

	December 31,
	2013	2012
Land	$553,389	$491,584
Buildings	1,848,926	1,614,188
Less: Accumulated depreciation	(129,051)	(77,245)
	$2,273,264	$2,028,527

Acquisitions of Real Estate During 2013

During 2013, we entered into the following domestic investments, which were deemed to be real estate asset acquisitions because we entered into new leases in connection with the acquisitions, at a total cost of $44.4 million, including net lease intangible assets of $8.1 million (Note 8) and acquisition-related costs and fees of $2.2 million, which were capitalized:

•	two parcels of land for $18.2 million, which were then leased to a provider of private school education that intends to construct two buildings on the site located in Chicago, Illinois;

•	an automotive dealership for $15.3 million located in Lewisville, Texas; and

•	an investment of $10.9 million for a manufacturing and office facility located in Portage, Wisconsin.

Additionally, we acquired the following investments, which were deemed to be business combinations because we assumed the existing leases on the properties, at a total cost of $234.6 million, including land of $29.7 million, buildings of $157.7 million, and net lease intangible assets of $48.8 million (Note 8):

•	an international investment of $78.1 million for a logistics facility located in Poland. Amount is based on the exchange rate of the euro on the date of acquisition;

•	an international investment of $38.6 million for an R&D/office facility located in the Netherlands. Amount is based on the exchange rate of the euro on the date of acquisition;

•	an international investment of $26.6 million for an office headquarters facility located in Germany. Amount is based on the exchange rate of the euro on the date of acquisition;

•	a domestic investment of $41.7 million for an office facility located in Houston, Texas;

•	a domestic investment of $17.0 million for an office headquarters facility located in Tempe, Arizona;

•	a domestic investment of $15.7 million for an entertainment complex located in Dallas, Texas;

•	a domestic investment of $9.0 million for an office facility located in Auburn Hills, Michigan; and

•	a domestic investment of $7.9 million for a building with a ground lease located in Northbrook, Illinois.

In connection with these investments, we expensed acquisition-related costs and fees of $15.1 million, which are included in Acquisition expenses in the consolidated financial statements.

During the year ended December 31, 2013, we funded an additional $9.7 million for build-to-suit projects that were placed into service and $8.8 million for building improvements with existing tenants.

During 2013, the U.S. dollar weakened against the euro, as the end-of-period rate for the U.S. dollar in relation to the euro at December 31, 2013 increased by 4.2% to $1.3768 from $1.3218 at December 31, 2012. The impact of this weakening was a $29.9 million increase in the carrying value of Real estate from December 31, 2012 to December 31, 2013.

Asset dispositions are discussed in Note 15.

CPA®:17 – Global 2013 10-K — 73

Notes to Consolidated Financial Statements

Allocation of Purchase Price

For our investment located in Tempe, Arizona that was acquired during the three months ended December 31, 2013, the purchase price was allocated to the assets acquired and liabilities assumed based upon their preliminary estimated fair values, which are based on the best estimates of management at each respective date of acquisition. We are in the process of finalizing our assessment of the fair value of the assets acquired and liabilities assumed.

Acquisitions of Real Estate During 2012

During 2012, we entered into the following investments, which were deemed to be real estate asset acquisitions, at a total cost of $400.8 million, including net lease intangible assets totaling $92.4 million (Note 8) and acquisition-related costs and fees:

•	a domestic investment of $169.0 million for eight office facilities located in various cities in Minnesota;

•	a domestic investment of $68.7 million for nine automotive dealerships in various states;

•	an international investment of $45.8 million for a portfolio of retail properties located in Croatia. Amount is based on the exchange rate of the euro on the date of acquisition;

•	a domestic investment of $36.3 million for an office facility located in Warrenville, Illinois;

•	a domestic investment of $25.0 million for two office facilities located in Montgomery, Alabama and Savannah, Georgia;

•	a domestic investment of $21.3 million for a manufacturing facility located in Sterling, Virginia;

•	a domestic investment of $15.7 million office facility located in Eagan, Minnesota;

•	two additional domestic investments for a total cost of $14.0 million in a manufacturing and an office facility located in Avon, Ohio and St. Louis, Missouri, respectively; and

•	two follow-on transactions in an existing investment for a total cost of $5.0 million located in Alvarado, Texas.

In connection with these investments, the purchase price was allocated to the assets acquired, based upon their fair values, and we capitalized acquisition-related costs and fees totaling $21.6 million.

Additionally, we acquired the following investments, which were deemed to be business combinations because we assumed the existing leases on the properties, at a total cost of $238.1 million, including land totaling $37.9 million, buildings totaling $163.0 million, and net lease intangible assets totaling $37.2 million (Note 8):

•	a domestic investment of $174.8 million for a multi-tenant office facility located in Houston, Texas;

•
a foreign investment of $48.7 million for a warehouse facility located in Japan. WPC acquired a 3% minority interest in this investment. Amount is based on the exchange rate of the Japanese yen on the date of acquisition; and

•	a domestic investment of $14.6 million for a multi-tenant industrial facility located in Elk Grove Village, Illinois.

In connection with these investments, we expensed acquisition-related costs and fees totaling $12.8 million, which are included in Acquisition expenses in the consolidated financial statements. Additionally, we recognized revenues totaling $4.5 million and net losses totaling $11.9 million, primarily due to the acquisition-related costs and fees.

CPA®:17 – Global 2013 10-K — 74

Notes to Consolidated Financial Statements

Acquisitions of Real Estate During 2011

In September 2011, we entered into an investment in Italy whereby we purchased substantially all of the economic and voting interests in a real estate fund that owns 20 cash and carry retail stores located throughout Italy for a total cost of $395.5 million, including net lease intangible assets of $42.3 million. As this acquisition was deemed to be a real estate asset acquisition, we capitalized acquisition-related fees and expenses of $21.4 million. In connection with this investment, we assumed $222.7 million of indebtedness. Amounts are based on the exchange rate of the euro on the date of acquisition. The retail stores are leased to Metro, and Metro AG, its German parent company, has guaranteed Metro’s obligations under the leases. The purchase price was allocated to the assets acquired and liabilities assumed, based upon their preliminary fair values. The following table summarizes the fair values of the assets acquired and liabilities assumed in the acquisition (in thousands).

Assets Acquired at Fair Value:
Land	$91,691
Buildings	262,651
Intangible assets	57,750
Liabilities Assumed at Fair Value:
Non-recourse debt	(222,680)
Accounts payable, accrued expenses and other liabilities	(9,050)
Prepaid and deferred rental income	(15,488)
Net Assets Acquired	$164,874

In addition, we entered into a domestic investment for $32.7 million with IShops, LLC to acquire a parcel of land, which includes a hotel property. We expensed acquisition-related costs and fees of $1.2 million as this transaction was accounted for as a business combination. Also, in connection with this transaction, we entered into a build-to-suit project with the developer to construct a shopping center on the land.

Scheduled Future Minimum Rents

Scheduled future minimum rents, exclusive of renewals and expenses paid by tenants and future CPI-based adjustments, under non-cancelable operating leases at December 31, 2013 are as follows (in thousands):

Years Ending December 31,	Total
2014	$236,286
2015	237,463
2016	238,841
2017	239,980
2018	242,033
Thereafter	2,776,405
Total	$3,971,008

Operating Real Estate

Operating real estate, which consists primarily of our domestic hotel and self-storage operations, at cost, is summarized as follows (in thousands):

	December 31,
	2013	2012
Land	$66,066	$60,493
Buildings	217,304	193,067
Furniture, fixtures, and equipment	—	1,245
Less: Accumulated depreciation	(15,354)	(7,757)
	$268,016	$247,048

CPA®:17 – Global 2013 10-K — 75

Notes to Consolidated Financial Statements

Acquisitions of Operating Real Estate During 2013

2013 — During 2013, we acquired eight self-storage properties for $31.9 million. The total cost includes buildings of $20.8 million, land of $6.9 million, and lease intangible assets of $4.2 million (Note 8). As these acquisitions were deemed to be business combinations, we expensed the acquisition-related costs of $0.6 million, which are included in Acquisition expenses in the consolidated financial statements.

Acquisitions of Operating Real Estate During 2012

2012 — During 2012, we acquired 14 self-storage properties from various sellers throughout the U.S. for a total cost of $82.9 million, including land of $16.5 million, buildings of $56.7 million, and lease intangible assets of $9.7 million (Note 8). As these acquisitions were deemed to be business combinations, we expensed the acquisition-related costs totaling $1.5 million, which are included in Acquisition expenses in the consolidated financial statements. Additionally, we recognized revenues of $2.2 million and net losses of $1.9 million, primarily due to the acquisition-related costs.

Assets dispositions are discussed in Note 15.

Real Estate Under Construction

The following table provides the activity of our Real estate under construction (in thousands):

	Years Ended December 31,
	2013	2012
Beginning balance	$71,285	$90,176
Capitalized funds (a)	90,007	121,003
Placed into service (b)	(42,225)	(142,085)
Capitalized interest (c)	5,208	2,100
Building improvements and other	3,660	91
Ending balance (d)	$127,935	$71,285
__________

(a)
At December 31, 2013, we had five build-to-suit projects, of which three remained as open projects, and the balance included acquisition-related costs and fees of $2.3 million, which were capitalized. At December 31, 2012, we had ten build-to-suit projects, of which four remained as open projects, and the balance included acquisition-related costs and fees of $16.4 million, which were capitalized.

(b)
During the year ended December 31, 2013, there were three build-to-suit projects, of which two are completed and one is partially-completed, that were placed into service. The two completed build-to-suit projects for $26.1 million were reclassified as Real estate, at cost, and the partially-completed build-to-suit project for $12.6 million was reclassified as Operating real estate, at cost, at December 31, 2013. During the year ended December 31, 2012, there were six build-to-projects that were placed into service totaling $142.1 million, which were reclassified as Real estate, at cost. The remaining $3.5 million was related to improvements on an existing building we own that was reclassified as Real estate, at cost, at December 31, 2013.

(c)
Includes amortization of the mortgage discount and deferred financing costs and interest on a third-party debt related to one of the build-to-suit projects totaling $3.2 million and less than $0.1 million for the years ended December 31, 2013 and 2012, respectively, that will be capitalized as part of the building’s value once the project is completed.

(d)	The aggregate unfunded commitment on the remaining open projects totaled approximately $46.7 million and $92.4 million at December 31, 2013 and 2012, respectively.

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

CPA®:17 – Global 2013 10-K — 76

Notes to Consolidated Financial Statements

The following table provides the activity of our asset retirement obligations, which are included in Accounts payable, accrued expenses and other liabilities on the consolidated balance sheets (in thousands):

	Years Ended December 31,
	2013	2012
Beginning balance	$19,194	$11,453
Additions	1,619	6,842
Accretion expense (a)	1,203	890
Foreign currency translation adjustments and other	60	9
Ending balance	$22,076	$19,194
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

Net Investment in Direct Financing Leases

Net investment in direct financing leases is summarized as follows (in thousands):

	December 31,
	2013	2012
Minimum lease payments receivable	$774,876	$819,881
Unguaranteed residual value	468,548	466,829
	1,243,424	1,286,710
Less: unearned income	(763,508)	(810,838)
	$479,916	$475,872

At December 31, 2013 and 2012, Other assets, net included $0.8 million and $1.0 million, respectively, of accounts receivable related to amounts billed under these direct financing leases.

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

Scheduled Future Minimum Rents

Scheduled future minimum rents, exclusive of renewals and expenses paid by tenants and future CPI-based adjustments, under non-cancelable direct financing leases at December 31, 2013 are as follows (in thousands):

Years Ending December 31,	Total
2014	$51,981
2015	52,415
2016	52,842
2017	53,271
2018	288,037
Thereafter	276,330
Total	$774,876

CPA®:17 – Global 2013 10-K — 77

Notes to Consolidated Financial Statements

Notes Receivable

During 2011, we provided financing of $30.0 million to a developer, BPS, in connection with the construction of a shopping center, which includes a Walgreens store, in Las Vegas, Nevada. In connection with the loan, we received an option to exchange the $30.0 million loan for an equity interest in BPS. This loan is collateralized by the property and personally guaranteed by each of the principals of BPS, has an annual interest rate of 0.5% and matures in September 2013. At December 31, 2011, the balance of this note receivable was $30.0 million. In October 2012, we exercised our option to acquire the 15% equity interest and reclassified the $30.0 million to an equity investment in real estate (Note 6).

In December 2010, we provided financing of $40.0 million to China Alliance Properties Limited, a subsidiary of Shanghai Forte Land Co., Ltd (“Forte”). The financing was provided through a collateralized loan that is guaranteed by Forte’s parent company, Fosun International Limited, and has an interest rate of 11% and matures in December 2015. At both December 31, 2013 and 2012, the balance of the note receivable was $40.0 million.

Credit Quality of Finance Receivables

We generally seek investments in facilities that we believe are critical to each tenant’s business and that we believe have a low risk of tenant defaults. At both December 31, 2013 and 2012, none of the balances of our finance receivables were past due and we had not established any allowances for credit losses. Additionally, there were no modifications of finance receivables during the years ended December 31, 2013 and 2012. We evaluate the credit quality of our finance receivables utilizing an internal five-point credit rating scale, with one representing the highest credit quality and five representing the lowest. The credit quality evaluation of our finance receivables was last updated in the fourth quarter of 2013.

A summary of our finance receivables by internal credit quality rating is as follows (dollars in thousands):

	Number of Tenants / Obligors at
	December 31,		December 31,
Internal Credit Quality Indicator	2013	2012	2013	2012
1	—	1	$—	$2,239
2	1	2	2,250	60,218
3	8	9	430,713	453,415
4	3	—	86,953	—
5	—	—	—	—
			$519,916	$515,872

Note 6. Equity Investments in Real Estate

We own equity interests in single-tenant net leased properties that are generally leased to companies through noncontrolling interests (i) in partnerships and limited liability companies that we do not control but over which we exercise significant influence or (ii) as tenants-in-common subject to common control. Generally, the underlying investments are jointly-owned with affiliates. We account for these investments under the equity method of accounting. Earnings for each investment are recognized in accordance with each respective investment agreement and where applicable, based upon an allocation of the investment’s net assets at book value as if the investment were hypothetically liquidated at the end of each reporting period. Investments in unconsolidated investments are required to be evaluated periodically. We periodically compare an investment’s carrying value to its estimated fair value and recognize an impairment charge to the extent that the carrying value exceeds fair value and such decline is determined to be other than temporary. Additionally, we provide funding to developers for ADC Arrangements. Under ADC Arrangements, we have provided two loans to third-party developers of real estate projects, which we account for as equity investments (Note 2).

CPA®:17 – Global 2013 10-K — 78

Notes to Consolidated Financial Statements

The following table sets forth our ownership interests in our equity investments in real estate and their respective carrying values along with those ADC Arrangements that are recorded as equity investments (dollars in thousands):

		Ownership Interest	Carrying Value at December 31,
Lessee/Counterparty	Co-owner(s)	at December 31, 2013	2013	2012
C1000 Logistiek Vastgoed B.V. (a) (b)	WPC	85%	$84,119	$81,516
U-Haul Moving Partners, Inc. and Mercury Partners, LP (c) (d)	WPC/ CPA®:16 – Global	12%	43,051	28,019
BPS Nevada, LLC (formerly known as BPS Parent, LLC) (e)	Third Party	15%	23,278	26,253
Madison Storage NYC, LLC and Veritas Group IX-NYC, LLC (f)	Third Party	45%	23,907	—
State Farm (g)	CPA®:18 – Global	50%	20,913	—
Agrokor 5 (a) (g)	CPA®:18 – Global	20%	19,217	—
Tesco plc (a) (d)	CPA®:16 – Global	49%	17,965	17,487
Berry Plastics Corporation (d)	CPA®:16 – Global	50%	17,659	18,529
Hellweg 2 (a) (d) (h)	WPC/ CPA®:16 – Global	37%	12,978	22,827
Eroski Sociedad Cooperativa – Mallorca (a)	WPC	30%	9,639	9,336
Dick’s Sporting Goods, Inc. (d)	CPA®:16 – Global	45%	4,646	5,010
Shelborne Property Associates, LLC (i)	Third Party	33%	129,575	63,896
IDL Wheel Tenant, LLC (j)	Third Party	N/A	6,017	2,260
			$412,964	$275,133
___________

(a)	The carrying value of this investment is affected by the impact of fluctuations in the exchange rate of the euro.

(b)
This investment represents a tenancy-in-common interest, whereby the property is encumbered by debt for which we are jointly and severally liable. For this investment, the co-obligor is WPC and the total amount due under the arrangement was approximately $95.6 million and $93.2 million at December 31, 2013 and 2012, respectively. Of these amounts, $81.3 million and $79.2 million represent the amounts we agreed to pay and are included within the carrying value of this investment at December 31, 2013 and 2012, respectively.

(c)	In November 2013, we made a contribution of $17.0 million to this investment for the investee to repurchase its outstanding mortgage loan.

(d)	The portion of these investments owned by CPA®:16 – Global were acquired by WPC upon completion of the merger of CPA®:16 – Global with and into a subsidiary of WPC in January 2014.

(e)	In December 2013, we recognized an other-than-temporary impairment charge of $3.8 million on this investment (Note 9).

(f)
We acquired interests in Madison Storage NYC, LLC in June 2013 and Veritas Group IX-NYC, LLC in October 2013, both of which are VIEs. In addition to our 45% equity interest, we have a 40% indirect economic interest in this investment based upon certain contractual arrangements with our partner in this entity that enable or could require us to purchase their interest.

(g)	See “Acquisition of Equity Investment” below.

(h)	The decrease in carrying value is primarily due to our share of the German real estate transfer tax incurred by the investment. Please see “Hellweg 2 Restructuring” below for more information.

(i)
Represents a domestic ADC Arrangement that we account for under the equity method of accounting as the characteristics of the arrangement with the third-party developer are more similar to a jointly-owned investment or partnership rather than a loan. This investment is a VIE. We provided funding of $69.3 million to this investment during the year ended December 31, 2013. At December 31, 2013, the unfunded balance on the loan related to this investment was $2.5 million.

(j)
Represents a domestic ADC Arrangement that we account for under the equity method of accounting as the characteristics of the arrangement with the third-party developer are more similar to a jointly-owned investment or partnership rather than a loan. This investment is a VIE. We provided funding of $3.8 million to this investment and capitalized $0.2 million of interest related to the loan during the year ended December 31, 2013. At December 31, 2013, the unfunded balance on the loan related to this investment was $44.3 million.

CPA®:17 – Global 2013 10-K — 79

Notes to Consolidated Financial Statements

The following tables present combined summarized investee financial information of our equity method investment properties. Amounts provided are the total amounts attributable to the investment properties and do not represent our proportionate share (in thousands):

	December 31,
	2013	2012
Real estate assets	$1,360,072	$1,049,068
Other assets	346,335	252,022
Total assets	1,706,407	1,301,090
Debt	(776,467)	(668,555)
Accounts payable, accrued expenses and other liabilities	(92,119)	(86,592)
Total liabilities	(868,586)	(755,147)
Redeemable noncontrolling interests	—	(21,747)
Partners’/members’ equity	$837,821	$524,196

	Years Ended December 31,
	2013	2012	2011
Revenues	$132,760	$111,151	$82,072
Expenses	(135,339)	(80,237)	(63,267)
Income from continuing operations	$(2,579)	$30,914	$18,805

We recorded our investments in BPS Nevada, LLC and Shelborne Property Associates, LLC on a one quarter lag, therefore, amounts in our financial statements for the years ended December 31, 2013 and 2012 are based on balances and results of operations from BPS Nevada, LLC and Shelborne Property Associates, LLC for the years ended September 30, 2013 and 2012. BPS Nevada, LLC was acquired in October 2012 and Shelborne Property Associates, LLC was acquired in December 2012, therefore, there was no earnings impact during 2011 for these investments.

We recognized a net loss from equity investments in real estate of $7.9 million for the year ended December 31, 2013 and net income from equity investments in real estate of $7.8 million and $5.5 million for the years ended December 31, 2012 and 2011, respectively. Net income or loss from equity investments is based on the hypothetical liquidation at book value model as well as certain depreciation and amortization adjustments related to basis differentials from acquisitions of certain investments. Aggregate distributions from our interests in other unconsolidated real estate investments were $18.1 million, $31.9 million and $101.8 million for the years ended December 31, 2013, 2012 and 2011, respectively. At December 31, 2013 and 2012, the unamortized basis differences on our equity investments were $25.9 million and $28.7 million, respectively. Net amortization of the basis differences reduced the carrying values of our equity investments by $3.9 million, $3.5 million, and $2.0 million for the years ended December 31, 2013, 2012, and 2011, respectively.

Hellweg 2 Restructuring

In 2007, CPA®:14, CPA®:15 and CPA®:16 – Global, acquired a 33%, 40% and 27% interest, respectively, in an entity (“Purchaser”) for the purposes of acquiring a 25% interest in a property holding company (“PropCo”) that owns 37 do-it yourself stores located in Germany. This is referred to as the Hellweg 2 transaction. The remaining 75% interest in PropCo was owned by a third party (“Partner”). In November 2010, CPA®:14, CPA®:15 and CPA®:16 – Global obtained a 70% additional interest in PropCo from the Partner resulting in Purchaser owning approximately 95% of PropCo. In 2011, we acquired CPA®:14’s interests and in 2012, WPC acquired CPA®:15’s interests. We account for our investment under the equity method of accounting.

In October 2013, we acquired the Partner’s remaining 5% equity interest in PropCo, which resulted in PropCo incurring a German real estate transfer tax of $21.9 million, of which our share was approximately $8.1 million and was recorded within Net (loss) income from equity investments in real estate in our consolidated statements of income for the year ended December 31, 2013. PropCo intends to appeal the real estate transfer tax upon assessment, but there is no certainty it will be successful in appealing its obligation.

CPA®:17 – Global 2013 10-K — 80

Notes to Consolidated Financial Statements

Acquisitions of Equity Investments During 2013

In December 2013, we and CPA®:18 – Global acquired a retail portfolio, referred to as Agrokor 5, from Agrokor d.d. through a jointly-owned investment for a total cost of $97.0 million, which includes capitalized acquisition-related costs and fees totaling $6.3 million. We acquired a 20% interest in this venture for $19.4 million and account for this investment under the equity method of accounting.

In August 2013, we and CPA®:18 – Global acquired an office facility from State Farm through a jointly-owned investment for a total cost of $115.6 million, which includes capitalized acquisition-related costs and fees totaling $5.6 million. We acquired a 50% interest in this venture for $57.8 million and account for this investment under the equity method of accounting. In connection with this transaction, the jointly-owned investment obtained non-recourse financing totaling $72.8 million, of which our share is $36.4 million, which is included within the carrying value of this investment. This mortgage loan bears a fixed annual interest rate of 4.5% and matures in September 2023.

Acquisitions of Equity Investments During 2012

In October 2012, we exercised an option to acquire the Walgreens property located in Las Vegas, NV (“Walgreens Las Vegas”) for approximately $39.3 million, of which $23.7 million had previously been funded (“Walgreens Option”) and exercised an option to acquire a 15% equity interest in a project that includes a multi-tenant retail development managed by BPS (“Retail Option”) (collectively, the “Options”). These Options were part of an overall investment of approximately $115.0 million in a two phase retail project consisting of (i) a Walgreens retail store and (ii) a multi-tenant retail project both located in Las Vegas, Nevada. We previously consolidated the entity which held title to both phases of the retail project as our loan to the entity provided us with control over those decisions that most significantly impacted the entity’s economic performance. We also had the obligation to absorb losses and the rights to receive benefits from the entity that could potentially have been significant. Following the exercise of the Walgreens Option, we continued to consolidate the Walgreens Las Vegas property and capitalized the additional payment of approximately $15.5 million to the cost basis in the Walgreens Las Vegas property in our consolidated balance sheets. Concurrent with our exercise of the Walgreens Option, BPS repaid the remainder of our original loan. Upon repayment of the original loan, we lost control over those decisions which would most significantly impact the economic performance of the entity. Accordingly, we deconsolidated the Multi-Tenant Retail Project. This resulted in a gain on disposition of real estate of approximately $1.1 million, included in Other income and (expenses).

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

ADC Arrangements

We account for the following ADC Arrangements under the equity method of accounting as we will participate in the residual interests through the sale or refinancing of the property (Note 2):

In December 2012, we funded a domestic build-to-suit project with Shelborne Property Associates, LLC for the construction of a hotel property for a total estimated construction cost of up to $125.0 million, which was subsequently increased to $137.0 million as of December 31, 2013. We funded $69.3 million through December 31, 2013. The loan is collateralized by the property and has an annual interest rate ranging from 6% to 8% for the first three years of the term; followed by seven one-year extensions of the term at the option of the borrower at which point, the annual interest rate would be 10%. At December 31, 2013, the related loan had an unfunded balance of $2.5 million.

In November 2012, we funded a domestic build-to-suit project with IDL Wheel Tenant, LLC for the construction of an observation wheel in an entertainment complex, which we have also acquired as a build-to-suit project (Note 4). The total estimated construction cost of the observation wheel is up to $50.0 million, of which we funded $3.8 million through December 31, 2013. The loan is personally guaranteed by each of the principals of IDL Wheel Tenant, LLC and has an annual interest rate of 9% and matures in November 2017. As part of the arrangement, we agreed to fund a portion of the loan in euro and we locked the euro to U.S. dollar exchange rate to the developer at $1.278 at the time of the transaction. This component of

CPA®:17 – Global 2013 10-K — 81

Notes to Consolidated Financial Statements

the loan is deemed to be an embedded derivative (Note 10). At December 31, 2013, the related loan had an unfunded balance of $44.3 million.

Note 7. Cash Flow Information

Supplemental Non-cash Investing and Financing Activities:

A summary of our non-cash investing and financing activities for the periods presented is as follows (dollars in thousands):

	Years Ended December 31,
	2013	2012	2011
Deferred acquisition fees payable (Note 3, 4)	$3,183	$14,472	$17,394
Reclassification to Real estate, at cost (Note 4)	38,945	142,085	69,368
Reclassification from Real estate, at cost (Note 4)	(9,825)	(7,378)	—
Reclassification to Operating real estate, at cost (Note 4)	12,557	—	—
Reclassification from Operating real estate, at cost (Note 4)	(13,166)	—	—
Reclassification from Real estate under construction (Note 4)	(42,225)	(142,085)	(69,368)
Reclassification to Net investments in direct financing leases	—	8,957	—
Reclassification to In-place lease intangible assets, net	548	(1,579)	—
Reclassification from In-place lease intangible assets, net	—	—	—
Reclassification to Assets held for sale	13,166	—	—
Build-to-suit construction costs incurred but unpaid	—	—	1,112
Hellweg 2 purchase option (Note 6)	—	32,338	—
Conversion of note receivable to equity investment in real estate (Note 6)	2,047	—	—
Asset retirement obligations (Note 4)	1,619	6,842	9,562
Non-recourse mortgage loans assumed on acquisition (Note 11)	—	36,747	273,074
Fourth quarter distributions declared	51,570	46,412	32,288

In September 2011, we purchased substantially all of the economic and voting interests in a real estate fund, Metro, for $164.9 million, based on the exchange rate of the euro on the date of acquisition. This transaction consisted of the acquisition and assumption of certain assets and liabilities, as detailed in the table below (in thousands).

Assets Acquired at Fair Value:
Land	$91,691
Buildings	262,651
Intangible assets	57,750
Liabilities Assumed at Fair Value:
Non-recourse debt	(222,680)
Accounts payable, accrued expenses and other liabilities	(9,050)
Prepaid and deferred rental income	(15,488)
Net Assets Acquired	$164,874

Supplemental cash flow information
(In thousands)

	Years Ended December 31,
	2013	2012	2011
Interest paid, net of amounts capitalized	$84,003	$68,972	$46,722
Interest capitalized	$2,481	$1,719	$3,543
Income taxes paid	$2,920	$1,502	$401

CPA®:17 – Global 2013 10-K — 82

Notes to Consolidated Financial Statements

Note 8. Intangible Assets and Liabilities

In connection with our acquisitions of properties, we have recorded net lease intangibles that are being amortized over periods ranging from one year to 40 years. In addition, we have several ground leases with lives up to 94 years. In-place lease intangibles are included in In-place lease intangible assets, net in the consolidated balance sheets. Tenant relationship, above-market rent, below-market ground lease (as lessee) intangibles, and goodwill are included in Other intangible assets, net in the consolidated balance sheets. Below-market rent and above-market ground lease (as lessor) intangibles are included in Prepaid and deferred rental income and security deposits in the consolidated balance sheets.

In connection with our investment activity during 2013, we have recorded net lease intangibles comprised as follows (life in years, dollars in thousands):

	Weighted-Average Life	Amount
Amortizable Intangible Assets
In-place lease	17.5	$61,081
Above-market rent	16.6	20,270
Below-market ground lease	54.6	5,714
		87,065
Unamortizable Intangible Assets
Goodwill	N/A	4,062
		91,127
Amortizable Intangible Liabilities
Below-market rent	19.3	$(25,765)
Above-market ground lease	48.6	(157)
Total intangible liabilities		$(25,922)

The following table presents a reconciliation of our goodwill (in thousands):

Total
Balance at January 1, 2013	$—
Out-of-period adjustment (Note 2)	4,062
Balance at December 31, 2013	$4,062
CPA®:17 – Global 2013 10-K — 83

Notes to Consolidated Financial Statements

Intangible assets and liabilities are summarized as follows (in thousands):

	December 31,
	2013			2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable Intangible Assets
In-place lease	$537,271	$(80,027)	$457,244	$467,846	$(44,762)	$423,084
Above-market rent	97,109	(12,413)	84,696	74,491	(7,584)	66,907
Tenant relationship	13,552	(4,299)	9,253	13,231	(3,307)	9,924
Below-market ground leases	7,124	(79)	7,045	1,410	(2)	1,408
	$655,056	$(96,818)	$558,238	$556,978	$(55,655)	$501,323
Unamortizable Intangible Assets
Goodwill	4,062	—	4,062	—	—	—
Total intangible assets	$659,118	$(96,818)	$562,300	$556,978	$(55,655)	$501,323

Amortizable Intangible Liabilities
Below-market rent	$(110,606)	$8,163	$(102,443)	$(84,130)	$3,675	$(80,455)
Above-market ground lease	(157)	3	(154)	—	—	—
Total intangible liabilities	$(110,763)	$8,166	$(102,597)	$(84,130)	$3,675	$(80,455)

Net amortization of intangibles, including the effect of foreign currency translation, was $35.7 million, $28.0 million, and $17.8 million for the years ended December 31, 2013, 2012, and 2011, respectively. Amortization of below-market rent and above-market rent intangibles is recorded as an adjustment to Lease revenues, amortization of below-market ground lease intangibles is included in General and administrative expenses, and amortization of in-place lease, above-market ground lease, and tenant relationship intangibles is included in Depreciation and amortization.

Based on the intangible assets and liabilities recorded at December 31, 2013, scheduled annual net amortization of intangibles for each of the next five years and thereafter is as follows (in thousands):

Years Ending December 31,	Total
2014	$35,040
2015	33,214
2016	30,970
2017	29,287
2018	29,204
Thereafter	297,926
Total	$455,641

Note 9. Fair Value Measurements

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

CPA®:17 – Global 2013 10-K — 84

Notes to Consolidated Financial Statements

Items Measured at Fair Value on a Recurring Basis

The methods and assumptions described below were used to estimate the fair value of each class of financial instrument. For significant Level 3 items, we have also provided the unobservable inputs along with their weighted-average ranges.

Derivative Assets — Our derivative assets, which are included in Other assets, net in the consolidated financial statements, are comprised of an interest rate cap, interest rate swaps, foreign currency collars, foreign currency forward contracts, stock warrants, embedded derivatives, and a swaption (Note 10). The interest rate cap, interest rate swaps, foreign currency collars, foreign currency forward contracts, embedded derivatives, and swaption were measured at fair value using readily observable market inputs, such as quotations on interest rates, and were classified as Level 2 as these instruments are custom, over-the-counter contracts with various bank counterparties that are not traded in an active market. The stock warrants and embedded credit derivatives were measured at fair value using internal valuation models that incorporate market inputs and our own assumptions about future cash flows. We classified these assets as Level 3 because these assets are not traded in an active market.

Derivative Liabilities — Our derivative liabilities, which are included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, are comprised of interest rate swaps, foreign currency forward contracts, and embedded derivatives (Note 10). These interest rate swaps and foreign currency forward contracts were measured at fair value using readily observable market inputs, such as quotations on interest rates, and were classified as Level 2 because they are custom, over-the-counter contracts with various bank counterparties that are not traded in an active market. The embedded derivatives were measured at fair value using internal valuation models that incorporate market inputs and our own assumptions about future cash flows. We classified these liabilities as Level 3 because these liabilities are not traded in an active market.

We did not have any transfers into or out of Level 1, Level 2, and Level 3 measurements during the years ended December 31, 2013, 2012, and 2011. Gains and losses (realized and unrealized) included in earnings are reported in Other income and (expenses) in the consolidated financial statements.

Our other financial instruments had the following carrying values and fair values as of the dates shown (in thousands):

		December 31, 2013		December 31, 2012
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-recourse debt (a)	3	$1,915,601	$1,944,865	$1,633,452	$1,674,019
Note receivable (a)	3	40,000	43,890	40,000	43,957
Deferred acquisition fees payable (b)	3	15,033	15,950	26,246	30,875
Other securities (c)	3	9,915	15,548	8,301	10,800
CMBS (d)	3	2,791	6,052	2,075	2,980
___________

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

(b)
We determined the estimated fair value of our deferred acquisition fees based on an estimate of discounted cash flows using two significant unobservable inputs, which are the leverage adjusted unsecured spread and an illiquidity adjustment of 380 basis points and 75 basis points, respectively. Significant increases or decreases to these inputs in isolation would result in a significant change in the fair value measurement.

(c)	Reflects equity securities and an interest in a foreign debenture, both of which are included in Other assets, net.

(d)
The carrying value of our CMBS is inclusive of impairment charges recognized during 2012, as well as accretion related to the estimated cash flows expected to be received. There were no purchases, sales or impairment charges recognized during the year ended December 31, 2013.

We estimated that our remaining financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values at both December 31, 2013 and 2012.

CPA®:17 – Global 2013 10-K — 85

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

The following table presents information about our other assets that were measured on a fair value basis. All of the impairment charges were measured using unobservable inputs (Level 3) and were recorded based on market conditions and assumptions that existed at the time (in thousands):

	Year Ended December 31, 2013		Year Ended December 31, 2012		Year Ended December 31, 2011
	Fair Value Measurements	Total Impairment Charges	Fair Value Measurements	Total Impairment Charges	Fair Value Measurements	Total Impairment Charges
Impairment Charges from Continuing Operations:
Net investments in direct financing leases	$—	$—	$—	$—	$—	$(70)
CMBS (a)	—	—	—	2,019	—	—
Total impairment charges included in expenses		—		2,019		(70)
Equity investment in real estate	23,278	3,778	—	—	—	—
		$3,778		$2,019		$(70)
___________

(a)
During the first quarter of 2012, we incurred other-than-temporary impairment charges on our CMBS portfolio totaling $2.0 million to reduce the carrying values of three CMBS tranches to zero as a result of non-performance and the advisor’s assessment that the likelihood of receiving further interest payments or return of principal was remote.

Equity Investments in Real Estate

During 2013, we recognized an other-than-temporary impairment charge of $3.8 million to reduce the carrying value of a property held by a jointly-owned investment to its estimated fair value due to a bankruptcy filed by a major tenant. We are currently seeking a replacement tenant, but, to date, no replacement has been found. The fair value measurement related to the impairment charge was determined by estimating discounted cash flows using three significant unobservable inputs, which are the cash flow discount rate, the residual discount rate, and the residual capitalization rate equal to 6.0%, 6.25%, and 5.75%, respectively. Significant increases or decreases to these inputs in isolation would result in a significant change in the fair value measurement.

Note 10. Risk Management and Use of Derivative Financial Instruments

Risk Management

In the normal course of our ongoing business operations, we encounter economic risk. There are three main components of economic risk that impact us: interest rate risk, credit risk and market risk. We are primarily subject to interest rate risk on our interest-bearing assets and liabilities. Credit risk is the risk of default on our operations and our tenants’ inability or unwillingness to make contractually required payments. Market risk includes changes in the value of our properties and related loans as well as changes in the value of our other investments due to changes in interest rates or other market factors. In addition, we own investments in Europe and in Asia and are subject to the risks associated with changing foreign currency exchange rates.

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

CPA®:17 – Global 2013 10-K — 86

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

The following table sets forth certain information regarding our derivative instruments for the years presented (in thousands):

Derivatives Designated as Hedging Instruments		Asset Derivatives Fair Value at December 31,		Liability Derivatives Fair Value at December 31,
	Balance Sheet Location	2013	2012	2013	2012
Foreign currency forward contracts	Other assets, net	$2,002	$4,229	$—	$—
Foreign currency collars	Other assets, net	429	2,743	—	—
Interest rate swaps	Other assets, net	1,895	—	—	—
Interest rate cap	Other assets, net	—	1	—	—
Foreign currency forward contracts	Accounts payable, accrued expenses and other liabilities	—	—	(11,928)	(2,533)
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	—	—	(12,911)	(20,142)
Derivatives Not Designated as Hedging Instruments
Embedded derivatives (a)	Accounts payable, accrued expenses and other liabilities	—	—	(2,164)	(1,141)
Embedded derivatives (b)	Other assets, net	2,314	—	—	—
Stock warrants (c)	Other assets, net	1,782	1,485	—	—
Foreign currency forward contracts	Other assets, net	1,521	—	—	—
Swaption (d)	Other assets, net	1,205	—	—	—
Total derivatives		$11,148	$8,458	$(27,003)	$(23,816)

___________

(a)
In connection with the ADC Arrangement with IDL Wheel Tenant, LLC, we agreed to fund a portion of the loan in euro and we locked the euro to U.S. dollar exchange rate at $1.278 to the developer at the time of the transaction (Note 6). This component of the loan is deemed to be an embedded derivative.

(b)	In December 2013, there was an amendment to the loan commitment for the refinancing of Agrokor d.d., known as the Agrokor 4 portfolio, which provided for an effective net settlement provision.

(c)
As part of the purchase of an interest in Hellweg 2 from CPA®:14 in May 2011, we acquired warrants from CPA®:14, which were granted by Hellweg 2 to CPA®:14. These warrants give us participation rights to any distributions made by Hellweg 2 and we are entitled to a cash distribution that equals a certain percentage of the liquidity event price of Hellweg 2, should a liquidity event occur.

(d)
In connection with the non-recourse debt financing related to our Cuisine Solutions, Inc. investment, we executed a swap and purchased a swaption, which grants us the right to enter into a new swap with a predetermined fixed rate should there be an extension of the loan maturity date.

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis on our consolidated balance sheets. At both December 31, 2013 and 2012, no cash collateral had been posted nor received for any of our derivative positions.

CPA®:17 – Global 2013 10-K — 87

Notes to Consolidated Financial Statements

The following tables present the impact of our derivative instruments on the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives (Effective Portion)
	Years Ended December 31,
Derivatives in Cash Flow Hedging Relationships	2013	2012	2011
Interest rate cap (a)	$1,188	$811	$(244)
Interest rate swaps	10,107	(11,046)	(6,864)
Foreign currency collars	(2,059)	(2,951)	6,698
Foreign currency forward contracts	(6,168)	(3,030)	—
Put options	—	192	—

Derivatives in Net Investment Hedging Relationships (b)
Foreign currency forward contracts	(2,237)	(734)	(4,809)
Total	$831	$(16,758)	$(5,219)

	Amount of Gain (Loss) Reclassified from Other Comprehensive Income (Loss) into Income (Effective Portion)
	Years Ended December 31,
Derivatives in Cash Flow Hedging Relationships	2013	2012	2011
Foreign currency collars (c)	$(1,215)	$(1,918)	$(624)
Foreign currency forward contracts (c)	(909)	(366)	—
Interest rate cap	1,189	890	—
Interest rate swaps	7,268	4,867	1,172
Total	$6,333	$3,473	$548
 ___________

(a)
Includes a gain attributable to noncontrolling interests of $0.5 million and $0.4 million for the years ended December 31, 2013 and 2012, respectively, and a loss attributable to noncontrolling interests of $0.1 million for the year ended December 31, 2011.

(b)
The effective portion of the change in fair value and the settlement of these contracts are reported in the foreign currency translation adjustment section of Other comprehensive income (loss) until the underlying investment is sold, at which time we reclassify the gain or loss to earnings.

(c)	Gains (losses) reclassified from Other comprehensive income (loss) into income (loss) for contracts and collars that have matured are included in Other income and (expenses).

		Amount of Gain (Loss) Recognized in Income on Derivatives
	Location of Gain (Loss)	Years Ended December 31,
Derivatives Not in Cash Flow Hedging Relationships	Recognized in Income	2013	2012	2011
Embedded credit derivatives	Other income and (expenses)	$1,159	$(1,141)	$—
Foreign currency forward contracts	Other income and (expenses)	1,266	254	432
Put options	Other income and (expenses)	—	(2)	—
Stock warrants	Other income and (expenses)	297	66	(198)
Swaption	Other income and (expenses)	428	—	—
Interest rate swaps (a)	Interest expense	212	(34)	—
Total		$3,362	$(857)	$234
___________

(a)	Relates to the ineffective portion of the hedging relationship.

See below for information on our purposes for entering into derivative instruments and for information on derivative instruments owned by unconsolidated investments, which are excluded from the tables above.

CPA®:17 – Global 2013 10-K — 88

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

The interest rate swaps, cap, and swaption that we had outstanding on our consolidated subsidiaries at December 31, 2013 are summarized as follows (currency in thousands):

Interest Rate Derivatives	Number of Instruments	Notional Amount	Fair Value at December 31, 2013 (a)
Interest rate cap (b)	1	$115,675	$—
Interest rate swaps	6	€186,403	(8,689)
Interest rate swaps	10	$210,218	(2,327)
Swaption	1	$13,230	1,205
			$(9,811)
____________

(a)	Fair values are based upon the exchange rate of the euro at December 31, 2013, as applicable.

(b)
The applicable interest rate of the related debt was 2.8%, which was below the interest rate of the cap of 4.0% at December 31, 2013. The notional amount of $52.1 million attributable to noncontrolling interests is included in this swap and there is no fair value.

The interest rate swap that one of our unconsolidated jointly-owned investments had outstanding at December 31, 2013 and was designated as cash flow hedge is summarized as follows (currency in thousands):

Interest Rate Derivative	Ownership Interest in Investee at December 31, 2013	Number of Instruments	Notional Amount	Fair Value at December 31, 2013 (a)
Interest rate swap	85%	1	€14,471	$21
____________

(a)	Fair value is based upon the exchange rate of the euro at December 31, 2013.

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

CPA®:17 – Global 2013 10-K — 89

Notes to Consolidated Financial Statements

The following table presents the foreign currency derivative contracts we had outstanding and their designations at December 31, 2013 (currency in thousands):

Foreign Currency Derivatives	Number of Instruments	Notional Amount	Fair Value at December 31, 2013 (a)
Designated as Cash Flow Hedging Instruments
Foreign currency collars	3	€14,946	$429
Foreign currency forward contracts	77	€169,417	(9,610)
Foreign currency forward contracts	16	¥746,411	2,002
Designated as Net Investment Hedging Instruments
Foreign currency forward contracts	1	€45,000	(2,318)
Not Designated as Hedging Instruments
Foreign currency forward contracts	1	¥610,129	1,521
			$(7,976)
___________

(a)	Fair values are based upon the applicable exchange rate of the euro or the Japanese yen at December 31, 2013.

Other

Amounts reported in Other comprehensive income (loss) related to interest rate swaps will be reclassified to Interest expense as interest payments are made on our variable-rate debt. Amounts reported in Other comprehensive income (loss) related to foreign currency derivative contracts will be reclassified to Other income and (expenses) when the hedged foreign currency proceeds from foreign operations are repatriated to the U.S. At December 31, 2013, we estimate that an additional $8.0 million, inclusive of amounts attributable to noncontrolling interests of $0.4 million, and $0.3 million will be reclassified as interest expense and other income, respectively, during the next 12 months.

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of collateral received, if any. No collateral was received as of December 31, 2013. At December 31, 2013, our total credit exposure was $3.1 million, inclusive of noncontrolling interest, and the maximum exposure to any single counterparty was $2.0 million.

Some of the agreements we have with our derivative counterparties contain certain credit contingent provisions that could result in a declaration of default against us regarding our derivative obligations if we either default or are capable of being declared in default on certain of our indebtedness. At December 31, 2013, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives that were in a net liability position was $25.1 million and $23.0 million at December 31, 2013 and 2012, respectively, which included accrued interest and any adjustment for nonperformance risk. If we had breached any of these provisions at either December 31, 2013 or December 31, 2012, we could have been required to settle our obligations under these agreements at their aggregate termination value of $27.1 million or $25.1 million, respectively.

CPA®:17 – Global 2013 10-K — 90

Notes to Consolidated Financial Statements

Portfolio Concentration Risk

Concentrations of credit risk arise when a group of tenants is engaged in similar business activities or is subject to similar economic risks or conditions that could cause them to default on their lease obligations to us. We regularly monitor our portfolio to assess potential concentrations of credit risk. While we believe our portfolio is reasonably well diversified, it does contain concentrations in excess of 10%, based on the percentage of our annualized contractual minimum base rent for the fourth quarter of 2013, in certain areas, as shown in the table below. The percentages in the table below represent our directly-owned real estate properties and do not include our share of equity investments or noncontrolling interests.

December 31, 2013
Region:
Texas	10%
Other U.S.	51%
Total U.S.	61%
Italy	11%
Other international	28%
Total international	39%
Total	100%

Asset Type:
Office	32%
Warehouse/Distribution	23%
Retail	21%
Industrial	16%
All other	8%
Total	100%

Tenant Industry:
Retail Stores	25%
Grocery	13%
Media: Printing and Publishing	13%
All other	49%
Total	100%

Guarantor/Tenant:
Metro (Europe)	11%

There were no significant concentrations, individually or in the aggregate, related to our unconsolidated jointly-owned investments.

Note 11. Non-Recourse Debt

Non-recourse debt consists of mortgage notes payable, which are collateralized by the assignment of real property and direct financing leases with an aggregate carrying value of approximately $2.9 billion and $2.4 billion at December 31, 2013 and 2012, respectively. At December 31, 2013, our mortgage notes payable bore interest at fixed annual rates ranging from 2.0% to 8.0% and variable contractual annual rates ranging from 2.7% to 6.1%, with maturity dates ranging from 2014 to 2038.

Financing Activity During 2013

During 2013, we obtained new non-recourse mortgage financings totaling $296.6 million with a weighted-average annual interest rate and term of 4.6% and 11.0 years, respectively. Of the total, $162.6 million related to net lease investments acquired

CPA®:17 – Global 2013 10-K — 91

during 2013, $115.5 million related to investments acquired during prior years, and $18.5 million related to eight self-storage properties acquired during 2013.

Additionally, we refinanced two non-recourse mortgage loans totaling $23.4 million with new financing totaling $16.5 million with an annual interest rate and term of 4.9% and 10 years, respectively, related to nine self-storage properties acquired during prior years.

Financing Activity During 2012

During 2012, we obtained non-recourse mortgage financing totaling $469.6 million at a weighted-average annual interest rate and term of 4.3% and 8.6 years, respectively. Of the total, $402.8 million related to investments acquired during 2012 and $66.8 million related to investments acquired during prior years.

Additionally, in connection with one of our self-storage investments and one build-to-suit investment during 2012, we assumed two non-recourse mortgage loans totaling $36.7 million, excluding unamortized discount of $7.1 million.

Scheduled Debt Principal Payments

Scheduled debt principal payments during each of the next five calendar years following December 31, 2013 and thereafter are as follows (in thousands):

Years Ending December 31,	Total
2014	$52,726
2015	72,337
2016	299,506
2017	355,600
2018	147,940
Thereafter through 2038	993,054
1,921,163
Unamortized discount, net	(5,562)
Total	$1,915,601

Certain amounts in the table above are based on the applicable foreign currency exchange rate at December 31, 2013. Additionally, due to the weakening of the U.S. dollar relative to foreign currencies during 2013, the carrying value of our debt increased by $15.5 million from December 31, 2012 to December 31, 2013.

Note 12. Commitments and Contingencies

At December 31, 2013, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations. See Note 4 for unfunded construction commitments.

CPA®:17 – Global 2013 10-K — 92

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

	Years Ended December 31,
	2013	2012	2011
Ordinary income	$0.3104	$0.3022	$0.3981
Capital gain	0.0110	—	—
Return of capital	0.3286	0.3478	0.2519
Total distributions paid	$0.6500	$0.6500	$0.6500

We declared a quarterly cash distribution of $0.1625 per share in December 2013, which equated to $0.6500 per share on an annualized basis, that was paid on January 15, 2014 to stockholders of record at December 31, 2013.

Accumulated Other Comprehensive Loss

The following table presents the components of Accumulated other comprehensive loss reflected in equity, net of tax. Amounts include our proportionate share of other comprehensive loss from our unconsolidated investments (in thousands):

	December 31,
	2013	2012	2011
Foreign currency translation adjustments	$20,695	$(9,006)	$(22,329)
Unrealized loss on derivative instruments	(25,579)	(25,875)	(8,752)
Unrealized depreciation on marketable securities	(391)	(485)	(1,520)
Accumulated other comprehensive loss	$(5,275)	$(35,366)	$(32,601)

Reclassifications Out of Accumulated Other Comprehensive Loss

The following tables present a reconciliation of changes in accumulated other comprehensive loss by component for the periods presented (in thousands):

	Year Ended December 31, 2013
	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Appreciation (Depreciation) on Marketable Securities	Foreign Currency Translation Adjustments	Total
Beginning balance	$(25,875)	$(485)	$(9,006)	$(35,366)
Other comprehensive income (loss) before reclassifications	(5,502)	94	29,884	24,476
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	8,457	—	—	8,457
Other income and (expenses)	(2,124)	—	—	(2,124)
Total	6,333	—	—	6,333
Net current-period Other comprehensive income	831	94	29,884	30,809
Net current-period Other comprehensive (income) loss attributable to noncontrolling interests	(535)	—	(183)	(718)
Ending balance	$(25,579)	$(391)	$20,695	$(5,275)

CPA®:17 – Global 2013 10-K — 93

Notes to Consolidated Financial Statements

	Year Ended December 31, 2012
	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Appreciation (Depreciation) on Marketable Securities	Foreign Currency Translation Adjustments	Total
Beginning balance	$(8,752)	$(1,520)	$(22,329)	$(32,601)
Other comprehensive income (loss) before reclassifications	(20,231)	281	13,515	(6,435)
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	5,757	—	—	5,757
Other income and (expenses)	(2,284)	754	—	(1,530)
Total	3,473	754	—	4,227
Net current-period Other comprehensive (loss) income	(16,758)	1,035	13,515	(2,208)
Net current-period Other comprehensive (income) loss attributable to noncontrolling interests	(365)	—	(192)	(557)
Ending balance	$(25,875)	$(485)	$(9,006)	$(35,366)

	Year Ended December 31, 2011
	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Appreciation (Depreciation) on Marketable Securities	Foreign Currency Translation Adjustments	Total
Beginning balance	$(3,642)	$(1,505)	$(9,795)	$(14,942)
Other comprehensive income (loss) before reclassifications	(5,767)	(15)	(12,754)	(18,536)
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	1,172	—	—	1,172
Other income and (expenses)	(624)	—	—	(624)
Total	548	—	—	548
Net current-period Other comprehensive loss	(5,219)	(15)	(12,754)	(17,988)
Net current-period Other comprehensive (income) loss attributable to noncontrolling interests	109	—	220	329
Ending balance	$(8,752)	$(1,520)	$(22,329)	$(32,601)

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

CPA®:17 – Global 2013 10-K — 94

Notes to Consolidated Financial Statements

We account for uncertain tax positions in accordance with ASC 740, Income Taxes. The following table presents a reconciliation of the beginning and ending amount of unrecognized tax benefits (in thousands):

	Years Ended December 31,
	2013	2012
Beginning balance	$647	$589
Additions based on tax positions related to the current year	284	345
Reduction for tax positions of prior years	—	(287)
Ending balance	$931	$647

At December 31, 2013 and 2012, we had unrecognized tax benefits as presented in the table above that, if recognized, would have a favorable impact on our effective income tax rate in future periods. We recognize interest and penalties related to uncertain tax positions in income tax expense. At both December 31, 2013 and 2012, we had less than $0.1 million of accrued interest related to uncertain tax positions.

Our tax returns are subject to audit by taxing authorities. Such audits can often take years to complete and settle. The tax years 2008 through 2013 remain open to examination by the major taxing jurisdictions to which we are subject.

During 2010, we elected to treat our corporate subsidiary that engages in hotel operations as a TRS. This subsidiary owns a hotel that is managed on our behalf by a third-party hotel management company. A TRS is subject to corporate federal income taxes. This subsidiary has recognized de minimus profit since inception. This hotel property was sold in October 2013 and we will dissolve this TRS once the final tax return has been filed.

Deferred Income Taxes

Our deferred tax assets net of valuation allowances and deferred tax liabilities were $3.0 million and $7.1 million, respectively, at December 31, 2013 and are primarily the result of temporary differences related to:

•
basis differences between tax and U.S. GAAP for real estate assets and equity investments. For income tax purposes, certain acquisitions have resulted in us assuming the seller’s basis, or the carry-over basis, in assets and liabilities for tax purposes. In accordance with purchase accounting requirements under U.S. GAAP, we record all of the acquired assets and liabilities at their estimated fair values at the date of acquisition. For our subsidiaries subject to income taxes in the U.S. or in foreign jurisdictions, we recognize deferred income tax liabilities representing the tax effect of the difference between the tax basis and the fair value of the tangible and intangible assets recorded at the date of acquisition for U.S. GAAP; and

•	tax net operating losses in foreign jurisdictions that may be realized in future periods if we generate sufficient taxable income.

During the fourth quarter of 2013, we recorded an out-of-period adjustment to reflect deferred tax assets net of valuation allowances and deferred tax liabilities of $1.7 million and $7.7 million, respectively, associated with basis differences on certain foreign properties acquired in prior periods. In addition, this adjustment included a deferred tax benefit of $1.8 million (Note 2).

At December 31, 2013 and 2012, we had net operating losses in foreign jurisdictions of approximately $58.8 million and $48.7 million, respectively, translating to a deferred tax asset before valuation allowance of $4.8 million and $11.0 million, respectively. Our net operating losses will begin to expire in 2015 in certain foreign jurisdictions. The utilization of net operating losses may be subject to certain limitations under the tax laws of the relevant jurisdiction. Management determined that as of December 31, 2013 and 2012, $9.0 million and $11.0 million, respectively, of deferred tax assets related to losses in foreign jurisdictions did not satisfy the recognition criteria set forth in accounting guidance for income taxes and established valuation allowances for these amounts.

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

CPA®:17 – Global 2013 10-K — 95

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

The results of operations for properties that are held for sale or have been sold and with which we have no continuing involvement are reflected in the consolidated financial statements as discontinued operations and are summarized as follows (in thousands, net of tax):

	Years Ended December 31,
	2013	2012	2011
Revenues	$3,807	$4,568	$6,253
Expenses	(3,324)	(3,385)	(4,947)
Gain on sale of real estate	7,987	740	778
Loss on the extinguishment of debt	(983)	—	—
Income from discontinued operations	$7,487	$1,923	$2,084

2013 — During 2013, we sold one hotel property for $20.0 million, net of selling costs, and recognized a gain on the sale of $8.0 million. We repaid the related outstanding non-recourse mortgage loan of $5.1 million and recognized a loss on the extinguishment of debt of $1.0 million.

2012 — During 2012, we sold 12 domestic properties for a total cost of $12.7 million, net of selling costs, and recognized a net gain on the sale of $0.7 million.

2011 — During 2011, we sold two Canadian properties for $19.8 million, net of selling costs, and recognized a net gain on the sale of $0.8 million. Amounts are based on the exchange rate of the Canadian dollar on the date of the sale.

CPA®:17 – Global 2013 10-K — 96

Note 16. Segment Information

We have determined that we operate in one reportable segment, real estate ownership, with domestic and foreign investments. Geographic information for this segment is as follows (in thousands):

Year Ended December 31, 2013	Domestic	Italy	Other International (a)	Total
Revenues	$256,586	$30,795	$75,573	$362,954
Income from continuing operations before income taxes	24,501	7,208	29,710	61,419
Net income attributable to noncontrolling interests	(28,296)	—	(1,009)	(29,305)
Net income attributable to CPA®:17 – Global	2,806	7,128	29,930	39,864
Long-lived assets (b)	2,195,465	343,876	1,022,754	3,562,095
Non-recourse debt	1,319,094	223,937	372,570	1,915,601

Year Ended December 31, 2012	Domestic	Italy	Other International (a)	Total
Revenues	$203,481	$29,396	$56,676	$289,553
Income from continuing operations before income taxes	32,163	6,771	28,210	67,144
Net income attributable to noncontrolling interests	(25,897)	—	(645)	(26,542)
Net income attributable to CPA®:17 – Global	7,841	6,733	27,037	41,611
Long-lived assets (b)	2,010,810	337,663	749,392	3,097,865
Non-recourse debt	1,135,321	217,106	281,025	1,633,452

Year Ended December 31, 2011	Domestic	Italy	Other International (a)	Total
Revenues	$131,169	$7,974	$53,078	$192,221
Income from continuing operations before income taxes	40,475	1,872	27,062	69,409
Net income attributable to noncontrolling interests	(20,217)	—	(574)	(20,791)
Net income attributable to CPA®:17 – Global	20,536	1,844	27,275	49,655
Long-lived assets (b)	1,394,579	337,891	642,303	2,374,773
Non-recourse debt	726,283	212,704	215,267	1,154,254
___________

(a)	All years include operations in Croatia, Germany, Hungary, Poland, the Netherlands, Spain and the United Kingdom; 2013 and 2012 include operations in Japan; and 2013 includes an investment in India.

(b)	Consists of Net investments in properties; Real estate under construction; Net investments in direct financing leases; and Equity investments in real estate, as applicable.

CPA®:17 – Global 2013 10-K — 97

Note 17. Selected Quarterly Financial Data (Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Revenues (a)	$86,725	$88,993	$91,619	$95,617
Expenses (a)	48,725	49,011	58,622	60,681
Net income	22,108	20,735	11,541	14,785
Net income attributable to noncontrolling interests	(7,286)	(7,932)	(6,515)	(7,572)
Net income attributable to CPA®:17 – Global	14,822	12,803	5,026	7,213

Earnings per share attributable to CPA®:17 – Global	0.05	0.04	0.02	0.02
Distributions declared per share	0.1625	0.1625	0.1625	0.1625

	Three Months Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Revenues (a)	$64,764	$67,565	$68,141	$89,083
Expenses (a)	32,676	33,897	35,160	61,871
Net income	16,763	21,152	18,929	11,309
Net income attributable to noncontrolling interests	(5,640)	(6,886)	(6,634)	(7,382)
Net income attributable to CPA®:17 – Global	11,123	14,266	12,295	3,927

Earnings per share attributable to CPA®:17 – Global	0.05	0.06	0.05	0.01
Distributions declared per share	0.1625	0.1625	0.1625	0.1625
___________

(a)	Certain amounts from previous quarters have been reclassified to discontinued operations (Note 15).

CPA®:17 – Global 2013 10-K — 98

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
 For the Years Ended December 31, 2013, 2012 and 2011
(in thousands)

Description	Balance at Beginning of Year	Change (a)	Balance at End of Year
Year Ended December 31, 2013
Valuation reserve for deferred tax assets	$11,005	$(5,424)	$5,581

Year Ended December 31, 2012
Valuation reserve for deferred tax assets	$3,844	$7,161	11,005

Year Ended December 31, 2011
Valuation reserve for deferred tax assets	$201	$3,643	$3,844
__________

(a)	The amount for the year ended December 31, 2013 includes the amount recorded in connection with the out-of-period adjustment related to deferred foreign income taxes (Note 2).

CPA®:17 – Global 2013 10-K — 99

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2013
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c)			Accumulated Depreciation (c)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Real Estate Under Operating Leases:
Industrial facility in Norfolk, NE	$1,646	$625	$1,713	$—	$107	$625	$1,820	$2,445	$339	1975	Jun. 2008	30 yrs.
Office facility in Soest, Germany and warehouse/distribution facility in Bad Wünnenbeg, Germany	28,307	3,193	45,932	—	(6,394)	2,777	39,954	42,731	5,872	1982; 1996	Jul. 2008	36 yrs.
Educational facility in Chicago, IL	14,465	6,300	20,509	—	(527)	6,300	19,982	26,282	3,663	1912	Jul. 2008	30 yrs.
Industrial facilities in Alvarado, TX and Bossier City, LA	31,003	2,725	25,233	28,116	(3,395)	4,701	47,978	52,679	4,003	Various	Aug. 2008	25 - 40 yrs.
Industrial facility in Waldaschaff, Germany	7,078	10,373	16,708	—	(9,429)	6,694	10,958	17,652	3,540	1937	Aug. 2008	15 yrs.
Retail facilities in Phoenix, AZ and Columbia, MD	37,147	14,500	48,865	—	(2,062)	14,500	46,803	61,303	6,143	2006	Sep. 2008	40 yrs.
Transportation facility in Birmingham, United Kingdom	13,729	3,591	15,810	949	477	3,649	17,178	20,827	1,733	2009	Sep. 2009	40 yrs.
Retail facilities in Gorzow, Poland	7,878	1,095	13,947	—	(950)	1,027	13,065	14,092	1,394	2007; 2008	Oct. 2009	40 yrs.
Office facility in Hoffman Estates, IL	19,187	5,000	21,764	—	—	5,000	21,764	26,764	2,213	2009	Dec. 2009	40 yrs.
Office facility in The Woodlands, TX	37,693	1,400	41,502	—	—	1,400	41,502	42,902	4,236	2009	Dec. 2009	40 yrs.
Retail facilities located throughout Spain	48,787	32,574	52,101	—	(926)	32,035	51,714	83,749	5,161	Various	Dec. 2009	20 yrs.
Industrial facilities in Middleburg Heights and Union Township, OH	6,345	1,000	10,793	2	—	1,000	10,795	11,795	1,057	1997	Feb. 2010	40 yrs.
Industrial facilities in Phoenix, AZ; San Diego, Fresno, Orange, Colton, Los Angeles, and Pomona, CA; Safety Harbor, FL; Durham, NC; and Columbia, SC	13,624	19,001	13,059	—	—	19,001	13,059	32,060	1,448	Various	Mar. 2010	27 - 40 yrs.
Industrial facility in Evansville, IN	16,834	150	9,183	11,745	—	150	20,928	21,078	1,679	2009	Mar. 2010	40 yrs.
Warehouse/distribution facilities in Plymouth, Southampton, Luton, Liverpool, Taunton, Cannock, and Bristol, United Kingdom	—	8,639	2,019	—	775	9,251	2,182	11,433	286	Various	Apr. 2010	28 yrs.

CPA®:17 – Global 2013 10-K — 100

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2013
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c)			Accumulated Depreciation (c)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Warehouse/distribution facilities in Zagreb, Croatia	51,896	31,941	45,904	—	3,972	33,380	48,437	81,817	5,916	2001; 2009	Apr. 2010	30 yrs.
Office facilities in Tampa, FL	34,663	18,300	32,856	196	—	18,323	33,029	51,352	2,956	1985; 2000	May 2010	40 yrs.
Warehouse/distribution facility in Bowling Green, KY	28,000	1,400	3,946	33,809	—	1,400	37,755	39,155	2,202	2011	May 2010	40 yrs.
Retail facility in Elorrio, Spain	—	19,924	3,981	—	3,569	22,780	4,694	27,474	409	1996	Jun. 2010	40 yrs.
Warehouse/distribution facility in Gadki, Poland	5,214	1,134	1,183	7,611	(242)	1,102	8,584	9,686	589	2011	Aug. 2010	40 yrs.
Office and industrial facilities in Elberton, GA	—	560	2,467	—	—	560	2,467	3,027	237	1997; 2002	Sep. 2010	40 yrs.
Warehouse/distribution facilities in Unadilla and Rincon, GA	26,514	1,595	44,446	—	—	1,595	44,446	46,041	3,519	2000; 2006	Nov. 2010	40 yrs.
Office facility in Hartland, WI	3,597	1,402	2,041	—	—	1,402	2,041	3,443	185	2001	Nov. 2010	35 yrs.
Warehouse/distribution facilities in Zagreb, Dugo Selo, Kutina, Slavonski Brod, and Samobor, Croatia	22,821	6,700	24,114	194	1,086	6,885	25,209	32,094	2,586	2002; 2003; 2007	Dec. 2010	30 yrs.
Warehouse/distribution facilities located throughout the U.S.	112,131	31,735	129,011	—	(9,680)	28,511	122,555	151,066	10,607	Various	Dec. 2010	40 yrs.
Office facility in Madrid, Spain	—	22,230	81,508	—	5,006	23,298	85,446	108,744	6,401	2002	Dec. 2010	40 yrs.
Office facility in Houston, TX	3,574	1,838	2,432	—	20	1,838	2,452	4,290	294	1982	Dec. 2010	25 yrs.
Retail facility in Las Vegas, NV	40,000	26,934	31,037	26,048	(44,166)	5,070	34,783	39,853	1,299	2012	Dec. 2010	40 yrs.
Warehouse/distribution facilities in Oxnard and Watsonville, CA	45,070	16,036	67,300	—	(7,149)	16,036	60,151	76,187	5,023	Various	Jan. 2011	10 - 40 yrs.
Warehouse/distribution facility in Dillon, SC	19,822	1,355	15,620	—	(69)	1,286	15,620	16,906	1,108	2001	Mar. 2011	40 yrs.
Warehouse/distribution facility in Middleburg Heights, OH	—	600	1,690	—	—	600	1,690	2,290	116	2002	Mar. 2011	40 yrs.
Office facility in Martinsville, VA	8,848	600	1,998	10,876	—	600	12,874	13,474	652	2011	May 2011	40 yrs.
Land in Chicago, IL	5,135	7,414	—	—	—	7,414	—	7,414	—	N/A	Jun. 2011	N/A
Industrial facility in Fraser, MI	4,337	928	1,392	5,803	—	928	7,195	8,123	341	2012	Sep. 2011	35 yrs.
Retail facilities located throughout Italy	223,937	91,691	262,377	—	6,409	92,811	267,666	360,477	16,601	Various	Sep. 2011	29 - 40 yrs.
Retail facilities in Pozega and Sesvete, Croatia	24,230	2,687	24,820	15,378	692	4,089	39,488	43,577	2,733	2011	Nov. 2011	30 yrs.
Land in Orlando, FL	—	32,739	—	—	—	32,739	—	32,739	—	N/A	Dec. 2011	N/A
Land in Hudson, NY	843	2,080	—	—	—	2,080	—	2,080	—	N/A	Dec. 2011	N/A
Office facilities in Aurora, Eagan, and Virginia, MN	92,400	13,546	110,173	—	993	13,546	111,166	124,712	7,437	Various	Jan. 2012	32 - 40 yrs.

CPA®:17 – Global 2013 10-K — 101

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2013
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c)			Accumulated Depreciation (c)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Industrial facility in Chimelow, Poland	13,419	1,323	5,245	18,841	2,334	1,443	26,300	27,743	875	2012	Apr. 2012	40 yrs.
Office facility in St. Louis, MO	4,202	954	4,665	—	—	954	4,665	5,619	185	1995	Jul. 2012	38 yrs.
Industrial facility in Avon, OH	3,745	926	4,975	—	—	926	4,975	5,901	215	2001	Aug. 2012	35 yrs.
Industrial facility in Elk Grove Village, IL	9,376	1,269	11,317	—	—	1,269	11,317	12,586	717	1961	Aug. 2012	40 yrs.
Education facilities in Montgomery, AL and Savannah, GA	16,667	5,255	16,960	—	—	5,255	16,960	22,215	688	1969; 2002	Sep. 2012	40 yrs.
Automotive dealerships in Huntsville, AL; Bentonville, AR; Bossier City, LA; Lee’s Summit, MO; Fayetteville, TN; and Fort Worth, TX	37,707	17,283	32,225	—	(15)	17,269	32,224	49,493	1,901	Various	Sep. 2012	16 yrs.
Office facility in Warrenville, IL	19,667	3,698	28,635	—	—	3,698	28,635	32,333	1,054	2002	Sep. 2012	40 yrs.
Office and warehouse/distribution facilities in Zary, Poland	3,989	356	1,168	6,910	468	376	8,526	8,902	178	2013	Sep. 2012	40 yrs.
Industrial facility in Sterling, VA	14,790	3,118	14,007	5,071	—	3,118	19,078	22,196	663	1980	Oct. 2012	35 yrs.
Office facility in Houston, TX	128,200	19,331	123,084	3,726	2,899	19,331	129,709	149,040	4,764	1973	Nov. 2012	30 yrs.
Office facility in Eagan, MN	9,841	2,104	11,462	—	(84)	1,994	11,488	13,482	377	2003	Dec. 2012	35 yrs.
Warehouse/distribution facility in Saitama Prefecture, Japan	24,700	17,292	28,575	—	(10,066)	13,497	22,304	35,801	958	2006	Dec. 2012	26 yrs.
Retail facilities in Karlovac, Porec, Metkovic, Vodnjan, Umag, Bjelovar, Krapina, and Novigrad, Croatia	21,892	5,059	28,294	—	1,122	5,321	29,154	34,475	840	Various	Dec. 2012	32 - 40 yrs.
Industrial facility in Portage, WI	4,928	3,338	4,556	—	—	3,338	4,556	7,894	159	1970	Jan. 2013	30 yrs.
Retail facility in Dallas, TX	10,449	4,441	9,649	—	—	4,441	9,649	14,090	207	1913	Feb. 2013	40 yrs.
Land in Chicago, IL	—	15,459	—	—	—	15,459	—	15,459	—	N/A	Apr. 2013	N/A
Office facility in Northbrook, IL	5,835	—	942	—	—	—	942	942	36	2007	May 2013	40 yrs.
Industrial facility in Wageningen, Netherlands	22,660	4,790	24,301	—	1,554	5,046	25,599	30,645	310	2013	Jul. 2013	40 yrs.
Warehouse/distribution facility in Gadki, Poland	40,569	9,219	48,578	—	3,157	9,722	51,232	60,954	650	2007	Jul. 2013	40 yrs.
Automotive dealership in Lewisville, TX	9,450	3,269	9,605	—	—	3,269	9,605	12,874	112	2004	Aug. 2013	39 yrs.
Office facility in Auburn Hills, MI	6,242	789	7,163	—	—	789	7,163	7,952	33	2012	Oct. 2013	40 yrs.
Office facility in Haibach, Germany	12,215	2,544	11,114	—	261	2,593	11,326	13,919	104	1993	Oct. 2013	30 yrs.
Office facility in Houston, TX	31,200	7,898	37,474	—	1,619	7,898	39,093	46,991	47	1963	Dec. 2013	30 yrs.
Office facility in Tempe, AZ	14,800	—	16,996	—	—	—	16,996	16,996	—	2000	Dec. 2013	40 yrs.
	$1,503,298	$575,250	$1,710,424	$175,275	$(58,634)	$553,389	$1,848,926	$2,402,315	$129,051

CPA®:17 – Global 2013 10-K — 102

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2013
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period Total	Date of Construction	Date Acquired
Description	Encumbrances	Land	Buildings
Direct Financing Method:
Office and industrial facility in Nagold, Germany	$12,437	$6,012	$41,493	$—	$(22,705)	$24,800	1937; 1994	Aug. 2008
Industrial facilities in Sanford and Mayodan, NC	21,877	3,100	35,766	—	(1,211)	37,655	1992; 1997; 1998	Dec. 2008
Industrial facility in Glendale Heights, IL	18,308	3,820	11,148	18,245	2,038	35,251	1991	Jan. 2009
Office facility in New York City, NY	115,506	—	233,720	—	10,364	244,084	2007	Mar. 2009
Industrial facilities in San Diego, Fresno, Orange, Colton, and Pomona, CA; Holly Hill, FL; Rockmart, GA; Ooltewah, TN; and Dallas, TX	9,824	1,730	20,778	—	(436)	22,072	Various	Mar. 2010
Warehouse/distribution facilities in Plymouth, Newport, Southampton, Luton, Liverpool, Bristol, and Leeds, United Kingdom	—	508	24,009	—	1,405	25,922	Various	Apr. 2010
Warehouse/distribution facilities in Zagreb, Croatia	10,748	1,804	11,618	—	475	13,897	2002; 2003	Dec. 2010
Warehouse/distribution facility in Oxnard, CA	5,766	—	8,957	—	147	9,104	1975	Jan. 2011
Warehouse/distribution facilities in Bartow, FL; Momence, IL; Smithfield, NC; Hudson, NY; and Ardmore, OK	23,018	3,750	50,177	—	2,858	56,785	Various	Apr. 2011
Industrial facility in Clarksville, TN	4,688	600	7,291	—	205	8,096	1998	Aug. 2011
Industrial facility in Countryside, IL	2,013	425	1,800	—	25	2,250	1981	Dec. 2011
	$224,185	$21,749	$446,757	$18,245	$(6,835)	$479,916

CPA®:17 – Global 2013 10-K — 103

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2013
(in thousands)

		Initial Cost to Company			Costs Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c)					Date of Construction		Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Buildings	Personal Property			Land	Buildings	Personal Property	Total	Accumulated Depreciation (c)		Date Acquired
Operating Real Estate - Hotel:
Orlando, FL	$—	$—	$328	$—	$12,229	$—	$—	$12,557	$—	$12,557	$1,065	2013	Dec. 2011	15 yrs.

Operating Real Estate - Self-Storage Facilities:
Fort Worth, TX	1,538	610	2,672	—	3	—	610	2,675	—	3,285	218	2004	Apr. 2011	33 yrs.
Anaheim, CA	1,149	1,040	1,166	—	15	—	1,040	1,181	—	2,221	106	1988	Jun. 2011	33 yrs.
Apple Valley, CA	2,300	400	3,910	—	48	—	400	3,958	—	4,358	288	1989	Jun. 2011	35 yrs.
Apple Valley, CA	1,446	230	2,196	—	21	—	230	2,217	—	2,447	168	1989	Jun. 2011	33 yrs.
Bakersfield, CA	849	370	3,133	—	254	—	370	3,387	—	3,757	287	1972	Jun. 2011	30 yrs.
Bakersfield, CA	2,130	690	3,238	—	43	—	690	3,281	—	3,971	243	1987	Jun. 2011	34 yrs.
Bakersfield, CA	2,013	690	3,298	—	62	—	690	3,360	—	4,050	243	1990	Jun. 2011	35 yrs.
Bakersfield, CA	1,714	480	3,297	—	18	—	480	3,315	—	3,795	320	1974	Jun. 2011	35 yrs.
Fresno, CA	2,638	601	7,300	—	186	—	601	7,486	—	8,087	873	1976	Jun. 2011	30 yrs.
Grand Terrace, CA	728	950	1,903	—	7	—	950	1,910	—	2,860	192	1978	Jun. 2011	25 yrs.
Harbor City, CA	1,293	1,487	810	—	7	—	1,487	817	—	2,304	82	1987	Jun. 2011	30 yrs.
San Diego, CA	6,273	7,951	3,926	—	128	—	7,951	4,054	—	12,005	349	1986	Jun. 2011	30 yrs.
Palm Springs, CA	2,511	1,287	3,124	—	48	—	1,287	3,172	—	4,459	268	1989	Jun. 2011	30 yrs.
Palmdale, CA	2,773	940	4,263	—	213	—	940	4,476	—	5,416	348	1988	Jun. 2011	32 yrs.
Palmdale, CA	2,081	1,220	2,954	—	28	—	1,220	2,982	—	4,202	228	1988	Jun. 2011	33 yrs.
Riverside, CA	1,124	560	1,492	—	25	—	560	1,517	—	2,077	127	1985	Jun. 2011	30 yrs.
Rosamond, CA	1,700	460	3,220	—	19	—	460	3,239	—	3,699	247	1995	Jun. 2011	33 yrs.
Rubidoux, CA	1,247	514	1,653	—	13	—	514	1,666	—	2,180	127	1986	Jun. 2011	33 yrs.
South Gate, CA	1,774	1,597	2,067	—	66	—	1,597	2,133	—	3,730	181	1925	Jun. 2011	30 yrs.

CPA®:17 – Global 2013 10-K — 104

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2013
(in thousands)

		Initial Cost to Company			Costs Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c)					Date of Construction		Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Buildings	Personal Property			Land	Buildings	Personal Property	Total	Accumulated Depreciation (c)		Date Acquired
Kailua-Kona, HI	832	1,000	1,108	—	11	—	1,000	1,119	—	2,119	112	1987	Jun. 2011	30 yrs.
Chicago, IL	2,342	600	4,124	—	37	—	600	4,161	—	4,761	318	1916	Jun. 2011	25 yrs.
Chicago, IL	1,322	400	2,074	—	127	—	400	2,201	—	2,601	172	1968	Jun. 2011	30 yrs.
Rockford, IL	1,363	548	1,881	—	5	—	548	1,886	—	2,434	191	1979	Jun. 2011	25 yrs.
Rockford, IL	250	114	633	—	—	—	114	633	—	747	63	1979	Jun. 2011	25 yrs.
Rockford, IL	1,319	380	2,321	—	—	—	380	2,321	—	2,701	233	1957	Jun. 2011	25 yrs.
Kihei, HI	5,623	2,523	7,481	—	144	—	2,523	7,625	—	10,148	461	1991	Aug. 2011	40 yrs.
Bakersfield, CA	1,900	1,060	3,138	—	10	(464)	1,060	2,684	—	3,744	260	1979	Aug. 2011	25 yrs.
Bakersfield, CA	2,025	767	2,230	—	36	—	767	2,266	—	3,033	220	1979	Aug. 2011	25 yrs.
National City, CA	2,550	3,158	1,483	—	31	—	3,158	1,514	—	4,672	131	1987	Aug. 2011	28 yrs.
Mundelein, IL	3,600	1,080	5,287	—	54	—	1,080	5,341	—	6,421	515	1991	Aug. 2011	25 yrs.
Pearl City, HI	3,450	—	5,141	—	189	—	—	5,330	—	5,330	634	1977	Aug. 2011	20 yrs.
Palm Springs, CA	2,826	1,019	2,131	—	33	—	1,019	2,164	—	3,183	183	1987	Sep. 2011	28 yrs.
Loves Park, IL	1,271	394	3,390	—	10	(139)	394	3,261	—	3,655	382	1997	Sep. 2011	20 yrs.
Mundelein, IL	782	535	1,757	—	44	—	535	1,801	—	2,336	207	1989	Sep. 2011	20 yrs.
Chicago, IL	3,200	1,049	5,672	—	30	(3)	1,049	5,699	—	6,748	429	1988	Sep. 2011	30 yrs.
Bakersfield, CA	2,500	1,068	2,115	—	26	464	1,068	2,605	—	3,673	199	1971	Nov. 2011	40 yrs.
Beaumont, CA	2,610	1,616	2,873	—	21	—	1,616	2,894	—	4,510	198	1992	Nov. 2011	40 yrs.
Victorville, CA	1,200	299	1,766	—	36	—	299	1,802	—	2,101	129	1990	Nov. 2011	40 yrs.
Victorville, CA	1,021	190	1,756	—	32	—	190	1,788	—	1,978	122	1990	Nov. 2011	40 yrs.
San Bernardino, CA	1,000	698	1,397	—	18	—	698	1,415	—	2,113	92	1989	Nov. 2011	40 yrs.
Peoria, IL	2,230	549	2,424	—	20	—	549	2,444	—	2,993	218	1990	Nov. 2011	35 yrs.
East Peoria, IL	1,775	409	1,816	—	25	—	409	1,841	—	2,250	151	1986	Nov. 2011	35 yrs.
Loves Park, IL	1,000	439	998	—	93	139	439	1,230	—	1,669	95	1978	Nov. 2011	35 yrs.
Hesperia, CA	900	648	1,377	—	—	—	648	1,377	—	2,025	100	1989	Dec. 2011	40 yrs.
Mobile, AL	1,975	1,078	3,799	—	5	—	1,078	3,804	—	4,882	580	1974	Jun. 2012	12 yrs.
Slidell, LA	2,400	620	3,434	—	32	—	620	3,466	—	4,086	242	1998	Jun. 2012	32 yrs.
Baton Rouge, LA	800	401	955	—	11	—	401	966	—	1,367	112	1980	Jun. 2012	18 yrs.
Baton Rouge, LA	2,125	820	3,222	—	79	—	820	3,301	—	4,121	283	1980	Jun. 2012	25 yrs.
Gulfport, MS	1,200	591	2,539	—	14	—	591	2,553	—	3,144	350	1977	Jun. 2012	15 yrs.
Cherry Valley, IL	1,858	1,076	1,763	—	2	—	1,076	1,765	—	2,841	173	1988	Jul. 2012	20 yrs.
Fayetteville, NC	3,120	1,677	3,116	—	—	—	1,677	3,116	—	4,793	179	2001	Sep. 2012	34 yrs.
Tampa, FL	3,800	599	6,273	—	12	—	599	6,285	—	6,884	177	1999	Nov. 2012	40 yrs.

CPA®:17 – Global 2013 10-K — 105

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2013
(in thousands)

		Initial Cost to Company			Costs Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c)							Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Buildings	Personal Property			Land	Buildings	Personal Property	Total	Accumulated Depreciation (c)	Date of Construction	Date Acquired
St. Petersburg, FL	4,100	2,253	3,512	—	—	(1)	2,253	3,511	—	5,764	106	1990	Nov. 2012	40 yrs.
Palm Harbor, FL	7,100	2,192	7,237	—	79	—	2,192	7,316	—	9,508	218	2001	Nov. 2012	40 yrs.
Midland, TX	4,300	1,026	5,546	—	—	—	1,026	5,546	—	6,572	201	2008	Dec. 2012	20 yrs.
Midland, TX	5,830	2,136	6,665	—	—	—	2,136	6,665	—	8,801	233	2006	Dec. 2012	20 yrs.
Odessa, TX	3,970	975	4,924	—	—	—	975	4,924	—	5,899	178	2006	Dec. 2012	20 yrs.
Odessa, TX	5,400	1,099	6,510	—	—	—	1,099	6,510	—	7,609	239	2004	Dec. 2012	20 yrs.
Cathedral City, CA	1,457	—	2,275	—	—	—	—	2,275	—	2,275	71	1990	Mar. 2013	34 yrs.
Hilo, HI	3,965	296	4,996	—	—	—	296	4,996	—	5,292	65	2007	Jun. 2013	40 yrs.
Clearwater, FL	2,880	924	2,966	—	—	—	924	2,966	—	3,890	41	2001	Jul. 2013	32 yrs.
Winder, GA	415	546	30	—	—	—	546	30	—	576	1	2006	Jul. 2013	31 yrs.
Winder, GA	1,427	495	1,253	—	—	—	495	1,253	—	1,748	28	2001	Jul. 2013	25 yrs.
Orlando, FL	4,160	1,064	4,889	—	—	—	1,064	4,889	—	5,953	62	2000	Aug. 2013	35 yrs.
Palm Coast, FL	3,420	1,749	3,285	—	—	—	1,749	3,285	—	5,034	35	2001	Sep. 2013	29 yrs.
Holiday, FL	2,250	1,829	1,097	—	—	—	1,829	1,097	—	2,926	5	1975	Nov. 2013	23 yrs.
	$154,124	$66,066	$202,609	$—	$14,699	$(4)	$66,066	$217,304	$—	$283,370	$15,354
___________

(a)
Consists of the costs of improvements subsequent to purchase and acquisition costs including construction costs on build-to-suit transactions, legal fees, appraisal fees, title costs, and other related professional fees. For business combinations, transaction costs are excluded.

(b)
The increase (decrease) in net investment was primarily due to (i) the amortization of unearned income from net investment in direct financing leases, which produces a periodic rate of return that at times may be greater or less than lease payments received, (ii) sales of properties, (iii) impairment charges, and (iv) changes in foreign currency exchange rates.

(c)	Reconciliation of real estate and accumulated depreciation (see below):

CPA®:17 – Global 2013 10-K — 106

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED

NOTES TO SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
(in thousands)

	Reconciliation of Real Estate Subject to Operating Leases
	Years Ended December 31,
	2013	2012	2011
Beginning balance	$2,105,772	$1,500,151	$930,404
Additions (a)	235,093	513,407	531,795
Dispositions	—	(56,200)	(10,142)
Foreign currency translation adjustment	31,932	15,468	(25,664)
Reclassification from real estate under construction	29,518	140,324	73,758
Reclassification to direct financing lease	—	(7,378)	—
Ending balance	$2,402,315	$2,105,772	$1,500,151
__________

(a)	Amount for the year ended December 31, 2013 includes an out-of-period adjustment of $1.8 million related to deferred foreign income taxes (Note 2).

	Reconciliation of Accumulated Depreciation for Real Estate Subject to Operating Leases
	Years Ended December 31,
	2013	2012	2011
Beginning balance	$77,245	$40,522	$16,274
Depreciation expense	49,785	37,265	25,046
Dispositions	—	(447)	(7)
Foreign currency translation adjustment	2,021	625	(791)
Reclassification to direct financing lease	—	(720)	—
Ending balance	$129,051	$77,245	$40,522

	Reconciliation of Operating Real Estate
	Years Ended December 31,
	2013	2012	2011
Beginning balance	$254,805	$178,141	$12,177
Additions	29,066	77,203	165,964
Reclassification from real estate under construction	12,557	—	—
Disposition	(13,058)	—	—
Write-off of fully depreciated asset	—	(539)	—
Ending balance	$283,370	$254,805	$178,141

	Reconciliation of Accumulated Depreciation for Operating Real Estate
	Years Ended December 31,
	2013	2012	2011
Beginning balance	$7,757	$2,745	$300
Depreciation expense	8,470	5,551	2,445
Disposition	(873)	—	—
Write-off of fully depreciated asset	—	(539)	—
Ending balance	$15,354	$7,757	$2,745

At December 31, 2013, the aggregate cost of real estate, net of accumulated depreciation and accounted for as operating leases, owned by us and our consolidated subsidiaries for federal income tax purposes was $3.0 billion.

CPA®:17 – Global 2013 10-K — 107

SCHEDULE IV — MORTGAGE LOANS ON REAL ESTATE
December 31, 2013
(dollars in thousands)

	Interest Rate	Final Maturity Date	Face Amount of Mortgage	Carrying Amount of Mortgage
Description
Financing agreement — China Alliance Properties Limited	11.0%	Dec. 2015	$40,000	$40,000
			$40,000	$40,000

NOTES TO SCHEDULE IV — MORTGAGE LOANS ON REAL ESTATE
(in thousands)

	Reconciliation of Mortgage Loans on Real Estate
	Years Ended December 31,
	2013	2012	2011
Balance	$40,000	$70,000	$89,560
Additions	—	—	30,000
Repayment	—	—	(49,560)
Conversion to equity investment	—	(30,000)	—
Ending balance	$40,000	$40,000	$70,000

CPA®:17 – Global 2013 10-K — 108

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of December 31, 2013 at a reasonable level of assurance.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, we used criteria set forth in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we concluded that, as of December 31, 2013, our internal control over financial reporting is effective based on those criteria.

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

CPA®:17 – Global 2013 10-K — 109

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

This information will be contained in our definitive proxy statement for the 2014 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.

Item 11. Executive Compensation.

This information will be contained in our definitive proxy statement for the 2014 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This information will be contained in our definitive proxy statement for the 2014 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

This information will be contained in our definitive proxy statement for the 2014 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.

Item 14. Principal Accounting Fees and Services.

This information will be contained in our definitive proxy statement for the 2014 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.

CPA®:17 – Global 2013 10-K — 110

Item 15. Exhibits and Financial Statement Schedules.

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
Incorporated by reference to Exhibit 10.1 to Annual Report on Form 10-K for the year ended December 31, 2013 filed March 8, 2013

10.2	Amended and Restated Advisory Agreement dated as of September 28, 2012 among Corporate Property Associates 17 – Global Incorporated, CPA®:17 Limited Partnership and Carey Asset Management Corp.	Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed on November 9, 2012

10.3	Asset Management Agreement dated as of July 1, 2008 between Corporate Property Associates 17 – Global Incorporated and W. P. Carey & Co. B. V.	Incorporated by reference to Exhibit 10.9 to Registration Statement on Form S-11 (No. 333-140842) filed on August 1, 2008

10.4	Form of Indemnification Agreement with independent directors	Incorporated by reference to Exhibit 10.14 to Registration Statement on Form S-11 (No. 333-140842) filed on August 1, 2008

CPA®:17 – Global 2013 10-K — 111

Exhibit No.	Description	Method of Filing
21.1	List of Registrant Subsidiaries	Filed herewith

23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101
The following materials from Corporate Property Associates 17 – Global Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2013 and 2012, (ii) Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011, (iv) Consolidated Statements of Equity for the years ended December 31, 2013, 2012 and 2011, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011, (vi) Notes to Consolidated Financial Statements, (vii) Schedule II — Valuation and Qualifying Accounts, (viii) Schedule III — Real Estate and Accumulated Depreciation, (ix) Notes to Schedule III, (x) Schedule IV — Mortgage Loans and Real Estate and (xi) Notes to Schedule IV.
Filed herewith

CPA®:17 – Global 2013 10-K — 112

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corporate Property Associates 17 – Global Incorporated
Date:	March 14, 2014
		By:	/s/ Catherine D. Rice
Catherine D. Rice
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Trevor P. Bond	Chief Executive Officer and Director	March 14, 2014
Trevor P. Bond	(Principal Executive Officer)

/s/ Catherine D. Rice	Chief Financial Officer	March 14, 2014
Catherine D. Rice	(Principal Financial Officer)

/s/ Hisham A. Kader	Chief Accounting Officer	March 14, 2014
Hisham A. Kader	(Principal Accounting Officer)

/s/ Marshall E. Blume	Director	March 14, 2014
Marshall E. Blume

/s/ Elizabeth P. Munson	Director	March 14, 2014
Elizabeth P. Munson

/s/ Richard J. Pinola	Director	March 14, 2014
Richard J. Pinola

/s/ James D. Price	Director	March 14, 2014
James D. Price

CPA®:17 – Global 2013 10-K — 113

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
Incorporated by reference to Exhibit 10.1 to Annual Report on Form 10-K for the year ended December 31, 2013 filed March 8, 2013

10.2	Amended and Restated Advisory Agreement dated as of September 28, 2012 among Corporate Property Associates 17 – Global Incorporated, CPA®:17 Limited Partnership and Carey Asset Management Corp.	Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed on November 9, 2012

10.3	Asset Management Agreement dated as of July 1, 2008 between Corporate Property Associates 17 – Global Incorporated and W. P. Carey & Co. B. V.	Incorporated by reference to Exhibit 10.9 to Registration Statement on Form S-11 (No. 333-140842) filed on August 1, 2008

10.4	Form of Indemnification Agreement with independent directors	Incorporated by reference to Exhibit 10.14 to Registration Statement on Form S-11 (No. 333-140842) filed on August 1, 2008

Exhibit No.	Description	Method of Filing
21.1	List of Registrant Subsidiaries	Filed herewith

23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101
The following materials from Corporate Property Associates 17 – Global Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2013 and 2012, (ii) Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011, (iv) Consolidated Statements of Equity for the years ended December 31, 2013, 2012 and 2011, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011, (vi) Notes to Consolidated Financial Statements, (vii) Schedule II — Valuation and Qualifying Accounts, (viii) Schedule III — Real Estate and Accumulated Depreciation, (ix) Notes to Schedule III, (x) Schedule IV — Mortgage Loans and Real Estate and (xi) Notes to Schedule IV.
Filed herewith