Form 10-Q
period 2014-03-31
Corporate Property Associates 17 - Global INC
filed 2014-05-09
CIK 1390213

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

or
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

Registrant has 323,242,943 shares of common stock, $0.001 par value, outstanding at April 30, 2014.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, or the Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, in Item 2 of Part I of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties and other factors that may materially affect our future results, performance, achievements or transactions. Information on factors which could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the Securities and Exchange Commission, or the SEC, including but not limited to those described in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the SEC on March 14, 2014, or the 2013 Annual Report. Except as required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements.

All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements of the registrant in Part I, Item 1, Financial Statements (Unaudited).

CPA®:17 – Global 3/31/2014 10-Q – 1

PART I
Item 1. Financial Statements.

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	March 31, 2014	December 31, 2013
Assets
Investments in real estate:
Real estate, at cost (inclusive of $150,378 and $150,378, respectively, attributable to variable interest entities, or VIEs)	$2,417,710	$2,402,315
Operating real estate, at cost (inclusive of $12,557 and $12,557, respectively, attributable to VIEs)	299,044	283,370
Accumulated depreciation (inclusive of $9,209 and $8,235, respectively, attributable to VIEs)	(160,626)	(144,405)
Net investments in properties	2,556,128	2,541,280
Real estate under construction (inclusive of $26,497 and $25,268, respectively, attributable to VIEs)	141,129	127,935
Net investments in direct financing leases (inclusive of $244,571 and $244,084, respectively, attributable to VIEs)	480,645	479,916
Equity investments in real estate	506,543	412,964
Net investments in real estate	3,684,445	3,562,095
Cash and cash equivalents (inclusive of $282 and $339, respectively, attributable to VIEs)	287,538	418,108
In-place lease intangible assets, net (inclusive of $17,043 and $17,277, respectively, attributable to VIEs)	455,713	457,244
Other intangible assets, net	99,573	105,056
Other assets, net (inclusive of $19,850 and $17,118, respectively, attributable to VIEs)	193,346	170,866
Total assets	$4,720,615	$4,713,369
Liabilities and Equity
Liabilities:
Non-recourse debt (inclusive of $197,857 and $199,315, respectively, attributable to consolidated VIEs)	$1,944,010	$1,915,601
Accounts payable, accrued expenses and other liabilities (inclusive of $10,237 and $8,833, respectively, attributable to VIEs)	137,095	132,254
Deferred income taxes	2,992	7,108
Below-market rent and other intangible liabilities, net (inclusive of $382 and $387, respectively, attributable to VIEs)	104,829	102,597
Due to affiliates	14,539	20,211
Distributions payable	52,041	51,570
Total liabilities	2,255,506	2,229,341
Commitments and contingencies (Note 12)
Equity:
CPA®:17 – Global stockholders’ equity:
Preferred stock, $0.001 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 900,000,000 shares authorized; 326,206,487 and 322,918,083 shares issued, respectively; and 320,249,834 and 317,353,899 shares outstanding, respectively	326	323
Additional paid-in capital	2,936,251	2,904,927
Distributions in excess of accumulated earnings	(484,371)	(440,958)
Accumulated other comprehensive loss	(9,237)	(5,275)
Less: treasury stock at cost, 5,956,653 and 5,564,184 shares, respectively	(56,031)	(52,477)
Total CPA®:17 – Global stockholders’ equity	2,386,938	2,406,540
Noncontrolling interests	78,171	77,488
Total equity	2,465,109	2,484,028
Total liabilities and equity	$4,720,615	$4,713,369

See Notes to Consolidated Financial Statements.

CPA®:17 – Global 3/31/2014 10-Q – 2

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2014	2013
Revenues
Lease revenues:
Rental income	$63,105	$55,420
Interest income from direct financing leases	13,538	13,358
Total lease revenues	76,643	68,778
Other real estate income	15,552	12,021
Other operating income	7,473	4,552
Other interest income	1,481	1,375
	101,149	86,726
Operating Expenses
Depreciation and amortization	25,840	22,876
Property expenses	16,169	10,972
Other real estate expenses	9,184	8,276
General and administrative	6,201	5,530
Acquisition expenses	1,129	1,071
	58,523	48,725
Other Income and Expenses
Interest expense	(23,329)	(21,816)
Net (loss) income from equity investments in real estate	(3,249)	1,133
Other income and (expenses)	952	5,378
	(25,626)	(15,305)
Income from continuing operations before income taxes	17,000	22,696
Provision for income taxes	(696)	(817)
Income from continuing operations	16,304	21,879
Income from discontinued operations, net of tax	—	229
Net Income	16,304	22,108
Net income attributable to noncontrolling interests (inclusive of Available Cash Distributions to advisor of $4,679 and $4,277, respectively)	(7,677)	(7,286)
Net Income Attributable to CPA®:17 – Global	$8,627	$14,822
Earnings Per Share
Income from continuing operations attributable to CPA®:17 – Global	$0.03	$0.05
Income from discontinued operations attributable to CPA®:17 – Global	—	—
Net income attributable to CPA®:17 – Global	$0.03	$0.05
Weighted Average Shares Outstanding	319,740,857	308,970,203
Amounts Attributable to CPA®:17 – Global
Income from continuing operations, net of tax	$8,627	$14,593
Income from discontinued operations, net of tax	—	229
Net income attributable to CPA®:17 – Global	$8,627	$14,822
Distributions Declared Per Share	$0.1625	$0.1625
See Notes to Consolidated Financial Statements.

CPA®:17 – Global 3/31/2014 10-Q – 3

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2014	2013
Net Income	$16,304	$22,108
Other Comprehensive Loss:
Foreign currency translation adjustments	(1,390)	(25,476)
Change in net unrealized (loss) gain on derivative instruments	(2,451)	10,319
Change in unrealized appreciation on marketable securities	24	24
	(3,817)	(15,133)
Comprehensive Income	12,487	6,975

Amounts Attributable to Noncontrolling Interests:
Net income	(7,677)	(7,286)
Foreign currency translation adjustments	4	358
Change in net unrealized gain on derivative instruments	(149)	(120)
Comprehensive income attributable to noncontrolling interests	(7,822)	(7,048)

Comprehensive Income (Loss) Attributable to CPA®:17 – Global	$4,665	$(73)

See Notes to Consolidated Financial Statements.

CPA®:17 – Global 3/31/2014 10-Q – 4

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED

CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
Three Months Ended March 31, 2014 and Year Ended December 31, 2013
(in thousands, except share and per share amounts)

	CPA®:17 – Global
	Total Outstanding Shares	Common Stock	Additional Paid-In Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total CPA®:17 – Global Stockholders	Noncontrolling Interests	Total
Balance at January 1, 2013	306,903,020	$310	$2,786,855	$(277,224)	$(35,366)	$(34,293)	$2,440,282	$74,225	$2,514,507
Shares issued, net of offering costs	10,252,652	11	96,842				96,853		96,853
Shares issued to affiliates	2,116,767	2	21,230				21,232		21,232
Contributions from noncontrolling interests							—		—
Distributions declared ($0.6500 per share)				(203,598)			(203,598)		(203,598)
Distributions to noncontrolling interests							—	(26,760)	(26,760)
Net income				39,864			39,864	29,305	69,169
Other comprehensive income:
Foreign currency translation adjustments					29,701		29,701	183	29,884
Change in net unrealized gain on derivative instruments					296		296	535	831
Change in unrealized appreciation on marketable securities					94		94		94
Repurchase of shares	(1,918,540)					(18,184)	(18,184)		(18,184)
Balance at December 31, 2013	317,353,899	323	2,904,927	(440,958)	(5,275)	(52,477)	2,406,540	77,488	2,484,028
Shares issued through distribution reinvestment and stock purchase plan	2,629,268	2	24,965				24,967		24,967
Shares issued to affiliates	659,136	1	6,359				6,360		6,360
Contributions from noncontrolling interests							—	—	—
Distributions declared ($0.1625 per share)				(52,040)			(52,040)		(52,040)
Distributions to noncontrolling interests							—	(7,139)	(7,139)
Net income				8,627			8,627	7,677	16,304
Other comprehensive loss:
Foreign currency translation adjustments					(1,386)		(1,386)	(4)	(1,390)
Change in net unrealized loss on derivative instruments					(2,600)		(2,600)	149	(2,451)
Change in unrealized appreciation on marketable securities					24		24		24
Repurchase of shares	(392,469)					(3,554)	(3,554)		(3,554)
Balance at March 31, 2014	320,249,834	$326	$2,936,251	$(484,371)	$(9,237)	$(56,031)	$2,386,938	$78,171	$2,465,109

See Notes to Consolidated Financial Statements.

CPA®:17 – Global 3/31/2014 10-Q – 5

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2014	2013
Cash Flows — Operating Activities
Net income	$16,304	$22,108
Adjustments to net income:
Depreciation and amortization, including intangible assets and deferred financing costs	26,508	23,761
Loss from equity investments in real estate in excess of distributions received	6,749	1,332
Non-cash asset management fee expense	6,360	4,648
Realized gain on foreign currency transactions and others	(1,103)	(1,555)
Straight-line rent adjustment and amortization of rent-related intangibles	(4,925)	(5,412)
Unrealized gain on foreign currency transactions and others	(335)	(1,028)
Accretion of commercial mortgage-backed securities	(132)	—
Deferred income taxes	(862)	—
Net changes in other operating assets and liabilities	(1,874)	9,220
Net Cash Provided by Operating Activities	46,690	53,074
Cash Flows — Investing Activities
Return of capital from equity investments in real estate	10,288	1,606
Funds released from escrow	7,316	7,957
Value added taxes, or VAT, refunded in connection with acquisition of real estate	114	—
VAT paid in connection with acquisition of real estate	—	(2,936)
Capital contributions to equity investments in real estate	(114,030)	(10,385)
Acquisitions of real estate and direct financing leases	(30,500)	(48,643)
Funds placed in escrow	(25,509)	(3,824)
Payment of deferred acquisition fees to an affiliate	(2,818)	(6,046)
Investment in securities	(31)	—
Net Cash Used in Investing Activities	(155,170)	(62,271)
Cash Flows — Financing Activities
Proceeds from mortgage financing	44,998	93,594
Proceeds from issuance of shares, net of issuance costs	24,968	24,053
Distributions paid	(51,569)	(46,413)
Prepayment of mortgage principal	(20,528)	—
Distributions to noncontrolling interests	(7,139)	(6,642)
Scheduled payments of mortgage principal	(6,704)	(4,912)
Purchase of treasury stock	(3,554)	(5,214)
Funds released from escrow	(2,308)	(3,667)
Payment of financing costs and mortgage deposits, net of deposits refunded	(517)	(1,091)
Net Cash (Used in) Provided by Financing Activities	(22,353)	49,708
Change in Cash and Cash Equivalents During the Period
Effect of exchange rate changes on cash	263	(2,402)
Net (decrease) increase in cash and cash equivalents	(130,570)	38,109
Cash and cash equivalents, beginning of period	418,108	652,330
Cash and cash equivalents, end of period	$287,538	$690,439
See Notes to Consolidated Financial Statements.

CPA®:17 – Global 3/31/2014 10-Q – 6

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Organization and Offering

Organization

Corporate Property Associates 17 – Global Incorporated, or CPA®:17 – Global, and, together with its consolidated subsidiaries, we, us, or our, is a publicly owned, non-listed real estate investment trust, or REIT, that invests primarily in commercial properties leased to companies domestically and internationally. We were formed in 2007 and are managed by W. P. Carey Inc., or WPC, and its subsidiaries (collectively, the advisor). As a REIT, we are not subject to United States, or the U.S., federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions and other factors. We earn revenue principally by leasing the properties we own to single corporate tenants, primarily on a triple-net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, contractual rent adjustments, tenant defaults, sales of properties, and changes in foreign currency exchange rates.

Substantially all of our assets and liabilities are held by CPA®:17 Limited Partnership, or the Operating Partnership, and at March 31, 2014, we owned 99.99% of general and limited partnership interests in the Operating Partnership. The remaining interest in the Operating Partnership is held by a subsidiary of WPC.

At March 31, 2014, our portfolio was comprised of our full or partial ownership interests in 354 fully-occupied properties, substantially all of which were triple-net leased to 106 tenants, and totaled approximately 34 million square feet. In addition, our portfolio was comprised of our full or partial ownership interests in 71 self-storage properties, two hotel properties, and two shopping centers for an aggregate of approximately 6 million square feet. As opportunities arise, we may also make other types of commercial real estate related investments.

Public Offerings

We issued approximately 289,000,000 shares of our common stock and raised aggregate gross proceeds of approximately $2.9 billion from our initial public offering, which ended in April 2011, and our follow-on offering, which closed on January 31, 2013. Through March 31, 2014, we have issued approximately 30,490,000 shares ($289.7 million) through our distribution reinvestment and stock purchase plan, or DRIP. We repurchased approximately 5,957,000 shares ($56.0 million) of our common stock under our redemption plan from inception through March 31, 2014.

Note 2. Basis of Presentation

Our interim consolidated financial statements have been prepared, without audit, in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a fair statement of our consolidated financial position, results of operations, and cash flows in accordance with accounting principles generally accepted in the U.S., or GAAP.

In the opinion of management, the unaudited financial information for the interim periods presented in this Report reflects all normal and recurring adjustments necessary for a fair statement of financial position, results of operations, and cash flows. Our interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2013, which are included in the 2013 Annual Report, as certain disclosures that would substantially duplicate those contained in the audited consolidated financial statements have not been included in this Report. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

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

CPA®:17 – Global 3/31/2014 10-Q – 7

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

Additionally, we own interests in single-tenant net-leased properties leased to companies through noncontrolling interests in partnerships and limited liability companies that we do not control but over which we exercise significant influence. We account for these investments under the equity method of accounting. At times, the carrying value of our equity investments may fall below zero for certain investments. We intend to fund our share of the jointly-owned investments’ future operating deficits should the need arise. However, we have no legal obligation to pay for any of the liabilities of such investments nor do we have any legal obligation to fund operating deficits.

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

Recent Accounting Requirement

The following Accounting Standards Update, or ASU, promulgated by the Financial Accounting Standards Board, or FASB, is applicable to us:

ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) — ASU 2014-08 changes the requirements for reporting discontinued operations. A discontinued operation may include a component of an entity or a group of components of an entity, or a business. Under this new guidance, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a “strategic shift that has or will have a major effect on an entity’s operations and financial results.” The new guidance also requires disclosures including pre-tax profit or loss and significant gains or losses arising from dispositions that represent an “individually significant component of an entity,” but do not meet the criteria to be reported as discontinued operations under ASU 2014-08. In the ordinary course of business, we sell properties, which, under prior accounting guidance, we generally reported as discontinued operations; however, under ASU 2014-08 such property dispositions typically would not meet the criteria to be reported as discontinued operations. We elected to early adopt ASU 2014-08 prospectively for all dispositions after December 31, 2013. Consequently, individually significant properties that are sold or classified as held-for-sale during 2014 will not be reclassified to discontinued operations in the Consolidated statements of income, but will be disclosed in the Notes to consolidated financial statements. By contrast, and as required by the new guidance, the consolidated statements of income for the prior year periods reflect all dispositions through December 31, 2013 as discontinued operations, which were deemed discontinued operations under the prior accounting guidance. This ASU did not have a significant impact on our financial position or results of operations for any of the periods presented.

CPA®:17 – Global 3/31/2014 10-Q – 8

Notes to Consolidated Financial Statements

Note 3. Agreements and Transactions with Related Parties

Transactions with the Advisor

We have an advisory agreement with the advisor whereby the advisor performs certain services for us under a fee arrangement. The current advisory agreement is scheduled to expire on June 30, 2014 unless otherwise extended. We also have certain agreements with affiliates regarding jointly-owned investments. In addition, we reimbursed the advisor for organization and offering costs incurred in connection with our follow-on offering through its closing on January 31, 2013 and for general and administrative duties performed on our behalf. The following tables present a summary of fees we paid, expenses we reimbursed, and distributions made to the advisor in accordance with the advisory agreement (in thousands):

	Three Months Ended March 31,
	2014	2013
Amounts Included in the Consolidated Statements of Income:
Asset management fees	$6,620	$5,111
Available Cash Distribution	4,679	4,277
Personnel and overhead reimbursements	3,118	2,639
Acquisition expenses	893	766
Office rent reimbursements	381	218
Interest expense on deferred acquisition fees and loan from affiliate	151	237
	$15,842	$13,248
Acquisition Fees Capitalized:
Current acquisition fees	$5	$1,325
Deferred acquisition fees	8	854
	$13	$2,179

	March 31, 2014	December 31, 2013
Due to Affiliates:
Deferred acquisition fees, including interest	$10,829	$15,573
Asset management fees payable	2,206	1,972
Reimbursable costs	1,310	264
Subordinated disposition fees	202	202
Accounts (receivable) payable	(8)	2,200
	$14,539	$20,211

Transaction Fees

We pay the advisor acquisition fees for structuring and negotiating investments and related mortgage financing on our behalf, a portion of which is payable upon acquisition of investments with the remainder subordinated to the achievement of a preferred return, a non-compounded cumulative distribution of 5% per annum (based initially on our invested capital). Acquisition fees payable to the advisor with respect to our long-term net lease investments are 4.5% of the total cost of those investments and are comprised of a current portion of 2.5%, typically paid upon acquisition, and a deferred portion of 2%, typically paid over three years and subject to the 5% preferred return described above. For certain types of investments that are not considered long-term net lease investments, initial acquisition fees may range from 0% to 1.75% of the equity invested plus the related acquisition fees, with no portion of the fee being deferred. Unpaid installments of deferred acquisition fees are included in Due to affiliates in the consolidated financial statements.

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

CPA®:17 – Global 3/31/2014 10-Q – 9

Notes to Consolidated Financial Statements

Asset Management Fees and Available Cash Distribution

As defined in the advisory agreement, we pay the advisor asset management fees that vary based on the nature of the underlying investment. We pay 0.5% per annum of average market value for long-term net leases and certain other types of real estate investments, and 1.5% to 1.75% per annum of average equity value for certain types of securities. The asset management fees are payable in cash or shares of our common stock at the option of the advisor. If the advisor elects to receive all or a portion of its fees in shares, the number of shares issued is determined by dividing the dollar amount of fees by our most recently published estimated net asset value per share, or NAV, which was $9.50 as of December 31, 2013. For both 2014 and 2013, the advisor elected to receive its asset management fees in shares of our common stock. At March 31, 2014, the advisor owned 6,712,376 shares (2.1%) of our common stock. We also distribute to the advisor, depending on the type of investments we own, up to 10% of available cash of the Operating Partnership, referred to as the Available Cash Distribution, which is defined as cash generated from operations, excluding capital proceeds, as reduced by operating expenses and debt service, excluding prepayments and balloon payments. Asset management fees and Available Cash Distributions are included in Property expenses and Net income attributable to noncontrolling interests, respectively, in the consolidated financial statements.

Personnel and Overhead Reimbursements

Under the terms of the advisory agreement, the advisor allocates a portion of its personnel and overhead expenses to us and the other publicly-owned, non-listed REITs, which are managed by our advisor under the Corporate Property Associates brand name, or the CPA® REITs, and Carey Watermark Investors Incorporated, or CWI.

We reimburse the advisor for various expenses it incurs in the course of providing services to us. We reimburse certain third-party expenses paid by the advisor on our behalf, including property-specific costs, professional fees, office expenses and business development expenses. In addition, we reimburse the advisor for the allocated costs of personnel and overhead in managing our day-to-day operations, including accounting services, stockholder services, corporate management, and property management and operations. We do not reimburse the advisor for the cost of personnel if these personnel provide services for transactions for which the advisor receives a transaction fee, such as acquisitions and dispositions. Personnel and overhead reimbursements are included in General and administrative expenses in the consolidated financial statements.

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

Jointly-Owned Investments and Other Transactions with Affiliates

At March 31, 2014, we owned interests ranging from 12% to 85% in jointly-owned investments, with the remaining interests generally held by affiliates. We consolidate certain of these investments and account for the remainder under the equity method of accounting. We also owned interests in jointly-controlled tenancy-in-common interests in properties, which we account for under the equity method of accounting.

On March 31, 2014, we and our affiliate, Corporate Property Associates 18 – Global Incorporated, or CPA®:18 – Global, acquired an office facility located in Warsaw, Poland through a jointly-owned investment for $147.9 million, of which our share was $74.0 million. This office facility is subject to multiple leases, of which Bank Pekao S.A. is the largest tenant and accounts for 98% of the contractual rent. We account for this investment under the equity method of accounting (Note 6).

CPA®:17 – Global 3/31/2014 10-Q – 10

Notes to Consolidated Financial Statements

Note 4. Net Investments in Properties and Real Estate Under Construction

Real Estate

Real estate, which consists of land and buildings leased to others, at cost, and which are subject to operating leases, is summarized as follows (in thousands):

	March 31, 2014	December 31, 2013
Land	$556,004	$553,389
Buildings	1,861,706	1,848,926
Less: Accumulated depreciation	(142,668)	(129,051)
	$2,275,042	$2,273,264

During the three months ended March 31, 2014, we acquired one investment in an office building and an adjacent plot of land located in Tucson, Arizona at a cost of $19.0 million, comprised of land of $2.5 million, buildings of $11.2 million, net lease intangible assets of $6.0 million (Note 8), and a purchase option of $0.6 million to acquire an adjacent office building offset by an unamortized premium on the assumed loan of $1.3 million (Note 11). We deemed this investment to be a business combination because we assumed the existing lease on the property. In connection with this investment, we expensed acquisition-related costs and fees of $1.0 million, which are included in Acquisition expenses in the consolidated financial statements. The purchase price was allocated to assets acquired and liabilities assumed, based upon their preliminary fair values. We are in the process of finalizing our assessment of the fair value of the assets acquired and liabilities assumed.

The impact on the carrying value of our Real estate due to the strengthening of the U.S. dollar relative to foreign currencies during the three months ended March 31, 2014 was immaterial.

Operating Real Estate

Operating real estate, which consists primarily of our domestic hotel and self-storage operations, at cost, is summarized as follows (in thousands):

	March 31, 2014	December 31, 2013
Land	$66,066	$66,066
Buildings	232,978	217,304
Less: Accumulated depreciation	(17,958)	(15,354)
	$281,086	$268,016

Real Estate Under Construction

The following table provides the activity of our Real estate under construction (in thousands):

	March 31, 2014	December 31, 2013
Beginning balance	$127,935	$71,285
Capitalized funds	26,410	90,007
Placed into service (a)	(14,929)	(42,225)
Capitalized interest (b)	1,698	5,208
Building improvements and other	15	3,660
Ending balance (c)	$141,129	$127,935
__________

(a)
At March 31, 2014, there were three build-to-suit projects, of which one remains partially-completed. During the three months ended March 31, 2014, another portion of the partially-completed build-to-suit project was placed into service and was reclassified as Operating real estate, at cost. During the year ended December 31, 2013, there were three build-to-suit projects, of which two were completed and one is partially-completed, that were placed into service. The two completed build-to-suit projects for $26.1 million were reclassified as Real estate, at cost, and the partially-completed build-to-suit project for $12.6 million was reclassified as Operating real estate, at cost, at December 31, 2013. The remaining $3.5

CPA®:17 – Global 3/31/2014 10-Q – 11

Notes to Consolidated Financial Statements

million was related to improvements on an existing building we own that was reclassified as Real estate, at cost, at December 31, 2013.

(b)
Includes amortization of the mortgage discount and deferred financing costs and interest on a third-party debt related to one of the build-to-suit projects totaling $0.8 million and $3.2 million for the three months ended March 31, 2014 and the year ended December 31, 2013, respectively, that will be capitalized as part of the building’s value once the project is completed.

(c)
At both March 31, 2014 and December 31, 2013, we had three open build-to-suit projects. The aggregate unfunded commitment on the remaining open projects totaled approximately $21.5 million and $46.7 million at March 31, 2014 and December 31, 2013, respectively.

Note 5. Finance Receivables

Assets representing rights to receive money on demand or at fixed or determinable dates are referred to as finance receivables. Our finance receivables portfolio consists of our Net investments in direct financing leases and Notes receivable. Operating leases are not included in finance receivables as such amounts are not recognized as an asset in the consolidated balance sheets.

Note Receivable

In December 2010, we provided financing of $40.0 million to China Alliance Properties Limited, a subsidiary of Shanghai Forte Land Co., Ltd, or Forte. The financing was provided through a collateralized loan that is guaranteed by Forte’s parent company, Fosun International Limited, and has an interest rate of 11% and matures in December 2015. At both March 31, 2014 and December 31, 2013, the balance of the note receivable was $40.0 million. Our Note receivable is included in Other assets, net in the Consolidated balance sheets.

Credit Quality of Finance Receivables

We generally seek investments in facilities that we believe are critical to a tenant’s business and that we believe have a low risk of tenant defaults. At both March 31, 2014 and December 31, 2013, none of the balances of our finance receivables were past due and we had not established any allowances for credit losses. Additionally, there were no modifications of finance receivables during the three months ended March 31, 2014 or the year ended December 31, 2013. We evaluate the credit quality of our finance receivables utilizing an internal five-point credit rating scale, with one representing the highest credit quality and five representing the lowest. The credit quality evaluation of our finance receivables was last updated in the first quarter of 2014.

A summary of our finance receivables by internal credit quality rating is as follows (dollars in thousands):

	Number of Tenants / Obligors at
Internal Credit Quality Indicator	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
1	—	—	$—	$—
2	1	1	2,252	2,250
3	8	8	431,180	430,713
4	3	3	87,213	86,953
5	—	—	—	—
			$520,645	$519,916

At March 31, 2014 and December 31, 2013, Other assets, net included $1.0 million and $0.8 million, respectively, of accounts receivable related to amounts billed under these direct financing leases.

Note 6. Equity Investments in Real Estate

We own equity interests in net-leased properties that are generally leased to companies through noncontrolling interests (i) in partnerships and limited liability companies that we do not control but over which we exercise significant influence or (ii) as tenants-in-common subject to common control. Generally, the underlying investments are jointly-owned with affiliates. We account for these investments under the equity method of accounting. Earnings for each investment are recognized in accordance with each respective investment agreement and where applicable, based upon an allocation of the investment’s net assets at book value as if the investment were hypothetically liquidated at the end of each reporting period. Investments in

CPA®:17 – Global 3/31/2014 10-Q – 12

Notes to Consolidated Financial Statements

unconsolidated investments are required to be evaluated periodically. We periodically compare an investment’s carrying value to its estimated fair value and recognize an impairment charge to the extent that the carrying value exceeds fair value and such decline is determined to be other than temporary. Additionally, we provide funding to developers for the acquisition, development and construction of real estate, or ADC Arrangement. Under ADC Arrangements, we have provided two loans to third-party developers of real estate projects, which we account for as equity investments.

The following table sets forth our ownership interests in our equity investments in real estate and their respective carrying values along with those ADC Arrangements that are recorded as equity investments (dollars in thousands):

		Ownership Interest at	Carrying Value at
Lessee/Equity Investee	Co-owner(s)	March 31, 2014	March 31, 2014	December 31, 2013
Shelborne Property Associates, LLC (a)	Third Party	33%	$130,746	$129,575
Bank Pekao S.A. (b) (c)	CPA®:18 – Global	50%	91,350	—
C1000 Logistiek Vastgoed B.V. (b) (d) (e)	WPC	85%	83,149	84,119
U-Haul Moving Partners, Inc. and Mercury Partners, LP	WPC	12%	42,688	43,051
BPS Nevada, LLC	Third Party	15%	23,551	23,278
Madison Storage NYC, LLC and Veritas Group IX-NYC, LLC (f)	Third Party	45%	22,974	23,907
State Farm	CPA®:18 – Global	50%	20,829	20,913
IDL Wheel Tenant, LLC (g)	Third Party	N/A	18,110	6,017
Tesco plc (b)	WPC	49%	17,939	17,965
Berry Plastics Corporation	WPC	50%	17,375	17,659
Hellweg Die Profi-Baumärkte GmbH & Co. KG (b) (e)	WPC	37%	11,852	12,978
Agrokor 5 (b) (h)	CPA®:18 – Global	20%	11,423	19,217
Eroski Sociedad Cooperativa – Mallorca (b)	WPC	30%	9,691	9,639
Dick’s Sporting Goods, Inc.	WPC	45%	4,866	4,646
			$506,543	$412,964
___________

(a)
Represents a domestic ADC Arrangement that we account for under the equity method of accounting as the characteristics of the arrangement with the third-party developer are more similar to a jointly-owned investment or partnership rather than a loan. We consider this investment a VIE. We provided funding of $3.6 million to this investment during the three months ended March 31, 2014. At March 31, 2014, the unfunded balance on the loan related to this investment was $4.1 million.

(b)	The carrying value of this investment is affected by the impact of fluctuations in the exchange rate of the euro.

(c)	See Acquisition of Equity Investment below. Carrying value includes our share of the acquisition expenses and VAT paid.

(d)
This investment represents a tenancy-in-common interest, whereby the property is encumbered by debt for which we are jointly and severally liable. For this investment, the co-obligor is WPC and the amount due under the arrangement was approximately $95.0 million and $95.6 million at March 31, 2014 and December 31, 2013, respectively. Of these amounts, $80.8 million and $81.3 million represent the amounts we agreed to pay and are included within the carrying value of this investment at March 31, 2014 and December 31, 2013, respectively.

(e)	The decrease in carrying value is primarily due to distributions made to us.

(f)
In addition to our 45% equity interest, we have a 40% indirect economic interest in this investment based upon certain contractual arrangements with our partner in this entity that enable or could require us to purchase their interest.

(g)
Represents a domestic ADC Arrangement that we account for under the equity method of accounting as the characteristics of the arrangement with the third-party developer are more similar to a jointly-owned investment or partnership rather than a loan. We consider this investment a VIE. We provided funding of $12.1 million to this investment and capitalized $0.1 million of interest related to the loan during the three months ended March 31, 2014. At March 31, 2014, the unfunded balance on the loan related to this investment was $32.1 million.

(h)	The decrease in carrying value is primarily due to a distribution made to us as a result of new financing obtained by the investment.

We recognized a net loss from equity investments in real estate of $3.2 million for the three months ended March 31, 2014 and net income from equity investments in real estate of $1.1 million for the three months ended March 31, 2013. Net income or loss from equity investments is based on the hypothetical liquidation at book value model as well as certain depreciation and

CPA®:17 – Global 3/31/2014 10-Q – 13

Notes to Consolidated Financial Statements

amortization adjustments related to basis differentials from acquisitions of certain investments. Aggregate distributions from our interests in other unconsolidated real estate investments were $5.8 million and $18.1 million for the three months ended March 31, 2014 and the year ended December 31, 2013, respectively. At March 31, 2014 and December 31, 2013, the unamortized basis differences on our equity investments were $25.0 million and $25.9 million, respectively. Net amortization of the basis differences reduced the carrying values of our equity investments by $0.9 million and $0.8 million for the three months ended March 31, 2014 and 2013, respectively.

Acquisition of Equity Investment

In March 2014, we and CPA®:18 – Global acquired an office facility through a jointly-owned investment for a total cost of $147.9 million. Acquisition-related costs and fees totaling $8.4 million were expensed by the jointly-owned investment as this acquisition was deemed a business combination. We acquired a 50% interest in this venture for $74.0 million and account for this investment under the equity method of accounting.

Note 7. Cash Flow Information

Supplemental Non-cash Investing and Financing Activities:

A summary of our non-cash investing and financing activities for the periods presented is as follows (dollars in thousands):

	Three Months Ended March 31,
	2014	2013
Deferred acquisition fees payable (Note 3, 4)	$—	$989
Reclassification to Real estate, at cost (Note 4)	1,630	35,395
Reclassification from Real estate, at cost (Note 4)	—	(464)
Reclassification to Operating real estate, at cost (Note 4)	14,929	—
Reclassification from Real estate under construction (Note 4)	(14,929)	(35,395)
Reclassification to In-place lease intangible assets, net	1,795	464
Reclassification to Below-market lease intangibles, net	(3,425)	—
Build-to-suit construction costs incurred but unpaid	7,679	—
Non-recourse mortgage loans assumed on acquisition (Note 11)	8,995	—
First quarter distributions declared	52,041	50,207

Note 8. Intangible Assets and Liabilities

In connection with our acquisitions of properties, we have recorded net lease intangibles that are being amortized over periods ranging from one year to 40 years. In addition, we have several ground leases that are being amortized over periods of up to 94 years. In-place lease intangibles are included in In-place lease intangible assets, net in the consolidated balance sheets. Tenant relationship, above-market rent, below-market ground lease (as lessee) intangibles, and goodwill are included in Other intangible assets, net in the consolidated balance sheets. Below-market rent and above-market ground lease (as lessor) intangibles are included in Prepaid and deferred rental income and security deposits in the consolidated balance sheets.

In connection with our investment activity during the three months ended March 31, 2014, we have recorded net lease intangibles comprised as follows (life in years, dollars in thousands):

	Weighted-Average Life	Amount
Amortizable Intangible Assets
In-place lease	2.2	$6,223
Amortizable Intangible Liabilities
Below-market rent	11.2	$(185)

CPA®:17 – Global 3/31/2014 10-Q – 14

Notes to Consolidated Financial Statements

Intangible assets and liabilities are summarized as follows (in thousands):

	March 31, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable Intangible Assets
In-place lease	$545,204	$(89,491)	$455,713	$537,271	$(80,027)	$457,244
Above-market rent	97,104	(13,709)	83,395	97,109	(12,413)	84,696
Tenant relationship	13,550	(4,387)	9,163	13,552	(4,299)	9,253
Below-market ground leases	7,124	(109)	7,015	7,124	(79)	7,045
	$662,982	$(107,696)	$555,286	$655,056	$(96,818)	$558,238
Unamortizable Intangible Assets
Goodwill	—	—	—	4,062	—	4,062
Total intangible assets	$662,982	$(107,696)	$555,286	$659,118	$(96,818)	$562,300

Amortizable Intangible Liabilities
Below-market rent	$(113,210)	$9,520	$(103,690)	$(110,606)	$8,163	$(102,443)
Above-market ground lease	(1,145)	6	(1,139)	(157)	3	(154)
Total intangible liabilities	$(114,355)	$9,526	$(104,829)	$(110,763)	$8,166	$(102,597)

Net amortization of intangibles, including the effect of foreign currency translation, was $9.5 million and $8.9 million for the three months ended March 31, 2014 and 2013, respectively. Amortization of below-market rent and above-market rent intangibles is recorded as an adjustment to Lease revenues, amortization of below-market ground lease intangibles is included in General and administrative expenses, and amortization of in-place lease, above-market ground lease, and tenant relationship intangibles is included in Depreciation and amortization.

Based on the intangible assets and liabilities recorded at March 31, 2014, scheduled annual net amortization of intangibles for the remainder of 2014, each of the next four calendar years following December 31, 2014, and thereafter is as follows (in thousands):

Years Ending December 31,	Total
2014 (remainder)	$28,706
2015	36,304
2016	31,997
2017	29,484
2018	29,485
Thereafter	294,481
Total	$450,457

Note 9. Fair Value Measurements

The fair value of an asset is defined as the exit price, which is the amount that would either be received when an asset is sold or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance establishes a three-tier fair value hierarchy based on the inputs used in measuring fair value. These tiers are: Level 1, for which quoted market prices for identical instruments are available in active markets, such as money market funds, equity securities, and U.S. Treasury securities; Level 2, for which there are inputs other than quoted prices included within Level 1 that are observable for the instrument, such as certain derivative instruments including an interest rate cap and swaps; and Level 3, for securities and other derivative assets that do not fall into Level 1 or Level 2 and for which little or no market data exists, therefore requiring us to develop our own assumptions.

CPA®:17 – Global 3/31/2014 10-Q – 15

Notes to Consolidated Financial Statements

Items Measured at Fair Value on a Recurring Basis

The methods and assumptions described below were used to estimate the fair value of each class of financial instrument. For significant Level 3 items, we have also provided the unobservable inputs along with their weighted-average ranges.

Derivative Assets — Our derivative assets, which are included in Other assets, net in the consolidated financial statements, are comprised of an interest rate cap, interest rate swaps, foreign currency collars, foreign currency forward contracts, stock warrants, embedded derivatives, and a swaption (Note 10). The interest rate cap, interest rate swaps, foreign currency collars, foreign currency forward contracts, and swaption were measured at fair value using readily observable market inputs, such as quotations on interest rates, and were classified as Level 2 as these instruments are custom, over-the-counter contracts with various bank counterparties that are not traded in an active market. The stock warrants and embedded derivatives were measured at fair value using internal valuation models that incorporate market inputs and our own assumptions about future cash flows. We classified these assets as Level 3 because these assets are not traded in an active market.

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

We did not have any transfers into or out of Level 1, Level 2, and Level 3 measurements during either the three months ended March 31, 2014 or 2013. Gains and losses (realized and unrealized) included in earnings are reported in Other income and (expenses) in the consolidated financial statements.

Our other financial instruments had the following carrying values and fair values as of the dates shown (in thousands):

		March 31, 2014		December 31, 2013
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-recourse debt (a)	3	$1,944,010	$1,971,225	$1,915,601	$1,944,865
Note receivable (a)	3	40,000	43,220	40,000	43,890
Deferred acquisition fees payable (b)	3	10,560	11,865	15,033	15,950
Other securities (c)	3	10,536	15,548	9,915	15,548
CMBS (d)	3	2,945	8,805	2,791	6,052
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

(b)
We determined the estimated fair value of our deferred acquisition fees based on an estimate of discounted cash flows using two significant unobservable inputs, which are the leverage adjusted unsecured spread and an illiquidity adjustment of 355 basis points and 75 basis points, respectively. Significant increases or decreases to these inputs in isolation would result in a significant change in the fair value measurement.

(c)	Reflects equity securities and an interest in a foreign debenture, both of which are included in Other assets, net.

(d)
The carrying value of our commercial mortgage-backed securities, or CMBS, is inclusive of impairment charges recognized during 2013, as well as accretion related to the estimated cash flows expected to be received. There were no purchases, sales or impairment charges recognized during the three months ended March 31, 2014.

We estimated that our other financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values at both March 31, 2014 and December 31, 2013.

Items Measured at Fair Value on a Non-Recurring Basis (Including Impairment Charges)

We periodically assess whether there are any indicators that the value of our real estate investments may be impaired or that their carrying value may not be recoverable. For investments in real estate for which an impairment indicator is identified, we

CPA®:17 – Global 3/31/2014 10-Q – 16

Notes to Consolidated Financial Statements

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

We did not recognize any impairments for either the three months ended March 31, 2014 or 2013.

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

CPA®:17 – Global 3/31/2014 10-Q – 17

Notes to Consolidated Financial Statements

The following table sets forth certain information regarding our derivative instruments for the years presented (in thousands):

Derivatives Designated as Hedging Instruments		Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
	Balance Sheet Location	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Foreign currency forward contracts	Other assets, net	$1,768	$2,002	$—	$—
Interest rate swaps	Other assets, net	1,118	1,895	—	—
Foreign currency collars	Other assets, net	277	429	—	—
Interest rate cap	Other assets, net	—	—	—	—
Foreign currency forward contracts	Accounts payable, accrued expenses and other liabilities	—	—	(12,442)	(11,928)
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	—	—	(13,708)	(12,911)
Derivatives Not Designated as Hedging Instruments
Embedded derivatives (a)	Accounts payable, accrued expenses and other liabilities	—	—	(1,296)	(2,164)
Embedded derivatives (b)	Other assets, net	2,312	2,314	—	—
Stock warrants (c)	Other assets, net	1,782	1,782	—	—
Foreign currency forward contract (d)	Other assets, net	1,459	1,521	—	—
Swaption (e)	Other assets, net	947	1,205	—	—
Total derivatives		$9,663	$11,148	$(27,446)	$(27,003)

___________

(a)
In connection with the ADC Arrangement with IDL Wheel Tenant, LLC, we agreed to fund a portion of the loan in euro and we locked the euro to U.S. dollar exchange rate at $1.278 to the developer at the time of the transaction (Note 6). This component of the loan is deemed to be an embedded derivative.

(b)	In December 2013, there was an amendment to the loan commitment for the refinancing of Agrokor d.d., referred to as the Agrokor 4 portfolio, which provided for an effective net settlement provision.

(c)
As part of the purchase of an interest in Hellweg Die Profi-Baumärkte GmbH & Co. KG, or Hellweg 2, from our affiliate, Corporate Property Associates 14 Incorporated, or CPA®:14, in May 2011, we acquired warrants from CPA®:14, which were granted by Hellweg 2 to CPA®:14. These warrants give us participation rights to any distributions made by Hellweg 2 and we are entitled to a cash distribution that equals a certain percentage of the liquidity event price of Hellweg 2, should a liquidity event occur.

(d)
In connection with one of our investments located in Japan, we entered into a foreign currency forward contract that protects against fluctuations in foreign currency rates related to the Japanese yen, but it did not qualify for hedge accounting.

(e)
In connection with the non-recourse debt financing related to our Cuisine Solutions, Inc. investment, we executed a swap and purchased a swaption, which grants us the right to enter into a new swap with a predetermined fixed rate should there be an extension of the loan maturity date.

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis on our consolidated balance sheets. At both March 31, 2014 and December 31, 2013, no cash collateral had been posted nor received for any of our derivative positions.

CPA®:17 – Global 3/31/2014 10-Q – 18

Notes to Consolidated Financial Statements

The following tables present the impact of our derivative instruments on the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized in Other Comprehensive Loss on Derivatives (Effective Portion)
	Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationships	2014	2013
Interest rate cap (a)	$332	$267
Interest rate swaps	(1,919)	1,967
Foreign currency collars	(116)	1,017
Foreign currency forward contracts	(809)	5,205

Derivatives in Net Investment Hedging Relationships (b)
Foreign currency forward contracts	61	1,863
Total	$(2,451)	$10,319

	Amount of Gain (Loss) Reclassified from Other Comprehensive Loss into Income (Effective Portion)
	Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationships	2014	2013
Interest rate cap	$332	$267
Interest rate swaps	1,802	674
Foreign currency collars (c)	(77)	417
Foreign currency forward contracts (c)	189	288
Total	$2,246	$1,646
 ___________

(a)	Includes a gain attributable to noncontrolling interests of $0.1 million for both the three months ended March 31, 2014 and 2013.

(b)
The effective portion of the change in fair value and the settlement of these contracts are reported in the foreign currency translation adjustment section of Other comprehensive loss until the underlying investment is sold, at which time we reclassify the gain or loss to earnings.

(c)	Gains (losses) reclassified from Other comprehensive loss into income (loss) for contracts and collars that have matured are included in Other income and (expenses).

		Amount of Gain (Loss) Recognized in Income on Derivatives
	Location of Gain (Loss)	Three Months Ended March 31,
Derivatives Not in Cash Flow Hedging Relationships	Recognized in Income	2014	2013
Embedded credit derivatives	Other income and (expenses)	$118	$948
Foreign currency forward contracts	Other income and (expenses)	(62)	563
Stock warrants	Other income and (expenses)	—	165
Swaption	Other income and (expenses)	(258)	—
Interest rate swaps (a)	Interest expense	71	103
Total		$(131)	$1,779
___________

(a)	Relates to the ineffective portion of the hedging relationship.

See below for information on our purposes for entering into derivative instruments and for information on derivative instruments owned by unconsolidated investments, which are excluded from the tables above.

CPA®:17 – Global 3/31/2014 10-Q – 19

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

The interest rate swaps, cap, and swaption that we had outstanding on our consolidated subsidiaries at March 31, 2014 are summarized as follows (currency in thousands):

Interest Rate Derivatives	Number of Instruments	Notional Amount	Fair Value at March 31, 2014 (a)
Interest rate cap (b)	1	$114,762	$—
Interest rate swaps	6	€186,251	(9,118)
Interest rate swaps	12	$209,685	(3,472)
Swaption	1	$13,230	947
			$(11,643)
____________

(a)	Fair value amounts are based on the exchange rate of the euro at March 31, 2014, as applicable.

(b)
The applicable interest rate of the related debt was 2.7%, which was below the interest rate of the cap of 4.0% at March 31, 2014. The notional amount of $51.6 million attributable to the noncontrolling interest is included in this cap and there is no fair value.

The interest rate swap that one of our unconsolidated jointly-owned investments had outstanding at March 31, 2014 and was designated as cash flow hedge is summarized as follows (currency in thousands):

Interest Rate Derivative	Ownership Interest in Investee at March 31, 2014	Number of Instruments	Notional Amount	Fair Value at March 31, 2014 (a)
Interest rate cap	85%	1	€12,151	$(250)
____________

(a)	Fair value amount is based on the exchange rate of the euro at March 31, 2014.

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

CPA®:17 – Global 3/31/2014 10-Q – 20

Notes to Consolidated Financial Statements

The following table presents the foreign currency derivative contracts we had outstanding and their designations at March 31, 2014 (currency in thousands):

Foreign Currency Derivatives	Number of Instruments	Notional Amount	Fair Value at March 31, 2014 (a)
Designated as Cash Flow Hedging Instruments
Foreign currency collars	2	€9,903	$277
Foreign currency forward contracts	98	€173,678	(10,179)
Foreign currency forward contracts	15	¥695,699	1,763
Designated as Net Investment Hedging Instruments
Foreign currency forward contracts	1	€45,000	(2,258)
Not Designated as Hedging Instruments
Foreign currency forward contracts	1	¥610,129	1,459
			$(8,938)
___________

(a)	Fair value amounts are based on the applicable exchange rate of the euro or the Japanese yen at March 31, 2014.

Other

Amounts reported in Other comprehensive income (loss) related to interest rate swaps will be reclassified to Interest expense as interest payments are made on our variable-rate debt. Amounts reported in Other comprehensive income (loss) related to foreign currency derivative contracts will be reclassified to Other income and (expenses) when the hedged foreign currency proceeds from foreign operations are repatriated to the U.S. At March 31, 2014, we estimate that an additional $6.6 million, inclusive of amounts attributable to noncontrolling interests of $0.3 million, and $0.9 million will be reclassified as interest expense and other income, respectively, during the next 12 months.

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of collateral received, if any. No collateral was received as of March 31, 2014. At March 31, 2014, our total credit exposure was $2.3 million, inclusive of noncontrolling interest, and the maximum exposure to any single counterparty was $1.5 million.

Some of the agreements we have with our derivative counterparties contain certain credit contingent provisions that could result in a declaration of default against us regarding our derivative obligations if we either default or are capable of being declared in default on certain of our indebtedness. At March 31, 2014, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives that were in a net liability position was $27.6 million and $25.1 million at March 31, 2014 and December 31, 2013, respectively, which included accrued interest and any adjustment for nonperformance risk. If we had breached any of these provisions at either March 31, 2014 or December 31, 2013, we could have been required to settle our obligations under these agreements at their aggregate termination value of $29.8 million and $27.1 million, respectively.

Portfolio Concentration Risk

Concentrations of credit risk arise when a number of tenants are engaged in similar business activities or have similar economic risks or conditions that could cause them to default on their lease obligations to us. We regularly monitor our portfolio to assess potential concentrations of credit risk. While we believe our portfolio is reasonably well diversified, it does contain concentrations in excess of 10%, based on the percentage of our annualized contractual minimum base rent for the first quarter of 2014, in certain areas. There were no significant changes to our portfolio concentrations at March 31, 2014 as compared to December 31, 2013.

CPA®:17 – Global 3/31/2014 10-Q – 21

Notes to Consolidated Financial Statements

Information about Geographic Areas

Our portfolio is comprised of domestic and international investments. At the end of the reporting period, our international investments were comprised of investments primarily in Europe and, to a lesser extent, Asia. With the exception of Italy, no other country comprised more than 10% of our total lease revenues or total long-lived assets at March 31, 2014. Foreign currency exposure and risk management are discussed above. The following tables present information about our investments on a geographic basis (in thousands):

	Three Months Ended March 31,
	2014	2013
Domestic
Revenues	$71,058	$61,864
Income from continuing operations before income taxes	8,599	11,857
Net income attributable to noncontrolling interests	(7,523)	(7,122)
Net income attributable to CPA®:17 – Global	290	4,793
Italy
Revenues	$8,091	$7,735
Income from continuing operations before income taxes	1,963	2,046
Net income attributable to CPA®:17 – Global	1,901	2,046
Other International
Revenues	$22,000	$17,127
Income from continuing operations before income taxes	6,438	8,793
Net income attributable to noncontrolling interests	(154)	(164)
Net income attributable to CPA®:17 – Global	6,436	7,983
Total
Revenues	$101,149	$86,726
Income from continuing operations before income taxes	17,000	22,696
Net income attributable to noncontrolling interests	(7,677)	(7,286)
Net income attributable to CPA®:17 – Global	8,627	14,822

	March 31, 2014	December 31, 2013
Domestic
Long-lived assets (a)	$2,390,345	$2,195,465
Non-recourse debt	1,328,699	1,319,094
Italy
Long-lived assets (a)	$341,687	$343,876
Non-recourse debt	222,609	223,937
Other International
Long-lived assets (a)	$952,413	$1,022,754
Non-recourse debt	392,702	372,570
Total
Long-lived assets (a)	$3,684,445	$3,562,095
Non-recourse debt	1,944,010	1,915,601
___________

(a)	Consists of Net investments in real estate.

Note 11. Non-Recourse Debt

Non-recourse debt consists of mortgage notes payable, which are collateralized by the assignment of real estate properties with an aggregate carrying value of approximately $2.9 billion at both March 31, 2014 and December 31, 2013. At March 31, 2014, our mortgage notes payable bore interest at fixed annual rates ranging from 2.0% to 8.0% and variable contractual annual rates ranging from 2.7% to 6.1%, with maturity dates ranging from 2014 to 2038.

CPA®:17 – Global 3/31/2014 10-Q – 22

Notes to Consolidated Financial Statements

During the three months ended March 31, 2014, we obtained two new non-recourse mortgage financings totaling $22.1 million with a weighted-average annual interest rate and term of 4.1% and four years, respectively, related to investments we acquired during prior years and we assumed a non-recourse mortgage loan of $9.0 million, excluding unamortized premium of $1.3 million, in connection with a new investment acquired during the three months ended March 31, 2014. Additionally, we refinanced one non-recourse mortgage loan of $19.4 million with new financing of $22.9 million with an annual interest rate and term of 7.3% and seven years, respectively, and recognized a $0.3 million loss on the extinguishment of the refinanced debt.

Scheduled Debt Principal Payments

Scheduled debt principal payments during the remainder of 2014, each of the next four calendar years following December 31, 2014, and thereafter are as follows (in thousands):

Years Ending December 31,	Total
2014 (remainder)	$26,551
2015	73,810
2016	301,277
2017	361,723
2018	156,665
Thereafter through 2038	1,027,950
1,947,976
Unamortized discount, net	(3,966)
Total	$1,944,010

Certain amounts in the table above are based on the applicable foreign currency exchange rate at March 31, 2014. The impact on the carrying value of our Non-recourse debt due to the strengthening of the U.S. dollar relative to foreign currencies during the three months ended March 31, 2014 was immaterial.

Note 12. Commitments and Contingencies

At March 31, 2014, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations. See Note 4 for unfunded construction commitments.

CPA®:17 – Global 3/31/2014 10-Q – 23

Notes to Consolidated Financial Statements

Note 13. Equity

Reclassifications Out of Accumulated Other Comprehensive Loss

The following tables present a reconciliation of changes in accumulated other comprehensive loss by component for the periods presented (in thousands):

	Three Months Ended March 31, 2014
	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Appreciation (Depreciation) on Marketable Securities	Foreign Currency Translation Adjustments	Total
Beginning balance	$(25,579)	$(391)	$20,695	$(5,275)
Other comprehensive income (loss) before reclassifications	(4,697)	24	(1,390)	(6,063)
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	2,134	—	—	2,134
Other income and (expenses)	112	—	—	112
Total	2,246	—	—	2,246
Net current-period Other comprehensive income	(2,451)	24	(1,390)	(3,817)
Net current-period Other comprehensive (income) loss attributable to noncontrolling interests	(149)	—	4	(145)
Ending balance	$(28,179)	$(367)	$19,309	$(9,237)

	Three Months Ended March 31, 2013
	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Appreciation (Depreciation) on Marketable Securities	Foreign Currency Translation Adjustments	Total
Beginning balance	$(25,875)	$(485)	$(9,006)	$(35,366)
Other comprehensive income (loss) before reclassifications	8,673	(730)	(25,476)	(17,533)
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	941	—	—	941
Other income and (expenses)	705	754	—	1,459
Total	1,646	754	—	2,400
Net current-period Other comprehensive (loss) income	10,319	24	(25,476)	(15,133)
Net current-period Other comprehensive (income) loss attributable to noncontrolling interests	(120)	—	358	238
Ending balance	$(15,676)	$(461)	$(34,124)	$(50,261)

Note 14. Property Dispositions and Discontinued Operations

From time to time, we may decide to sell a property. We may make a decision to dispose of a property when it is vacant as a result of tenants vacating space, tenants electing not to renew their leases, tenant insolvency, or lease rejection in the bankruptcy process. In such cases, we assess whether we can obtain the highest value from the property by selling it, as opposed to re-leasing it. We may also sell a property when we receive an unsolicited offer or negotiate a price for an investment that is consistent with our strategy for that investment. When it is appropriate to do so, we classify the property as an asset held for sale on our consolidated balance sheet and, for those properties sold or classified as held-for-sale prior to January 1, 2014, the current and prior period results of operations of the property have been reclassified as discontinued operations under current accounting guidance (Note 2).

CPA®:17 – Global 3/31/2014 10-Q – 24

Notes to Consolidated Financial Statements

The results of operations for properties that have been classified as held-for-sale or have been sold prior to January 1, 2014, and with which we have no continuing involvement, are reflected in the consolidated financial statements as discontinued operations and are summarized as follows (in thousands, net of tax):

	Three Months Ended March 31,
	2014	2013
Revenues	$—	$1,121
Expenses	—	(892)
Income from discontinued operations	$—	$229

In October 2013, we sold one hotel property for $20.0 million, net of selling costs, and recognized a gain on the sale of $8.0 million. We repaid the related outstanding non-recourse mortgage loan of $5.1 million at the time of the sale and recognized a loss on the extinguishment of debt of $1.0 million.

CPA®:17 – Global 3/31/2014 10-Q – 25

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MD&A is intended to provide the reader with information that will assist in understanding our financial statements and the reasons for changes in certain key components of our financial statements from period to period. MD&A also provides the reader with our perspective on our financial position and liquidity, as well as certain other factors that may affect our future results. Our MD&A should be read in conjunction with our 2013 Annual Report.

Business Overview

As described in more detail in Item 1 in our 2013 Annual Report, we are a publicly owned, non-listed REIT that invests primarily in commercial properties leased to companies domestically and internationally. As opportunities arise, we also make other types of commercial real estate related investments. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions, and other factors. We earn revenue principally by leasing the properties we own to single corporate tenants, primarily on a triple-net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, contractual rent adjustments, tenant defaults, sales of properties, and foreign currency exchange rates. We were formed in 2007 and are managed by the advisor. We hold substantially all of our assets and conduct substantially all of our business through our Operating Partnership. We are the general partner of, and own 99.99% of the interests in, the Operating Partnership. The remaining interest in the Operating Partnership is held by a subsidiary of WPC.

Financial Highlights
(In thousands)

	Three Months Ended March 31,
	2014	2013
Total revenues	$101,149	$86,726
Net income attributable to CPA®:17 – Global	8,627	14,822

Cash distributions paid	51,569	46,413

Net cash provided by operating activities	46,690	53,074
Net cash used in investing activities	(155,170)	(62,271)
Net cash (used in) provided by financing activities	(22,353)	49,708

Supplemental financial measures:
Funds from operations (a)	39,428	40,218
Modified funds from operations (a)	40,055	34,406
__________

(a)
We consider the performance metrics listed above, including Funds from operations, or FFO, and Modified funds from operations, or MFFO, which are supplemental measures that are not defined by GAAP, or non-GAAP, to be important measures in the evaluation of our results of operations and capital resources. We evaluate our results of operations with a primary focus on the ability to generate cash flow necessary to meet our objective of funding distributions to stockholders. See Supplemental Financial Measures below for our definitions of these non-GAAP measures and reconciliations to their most directly comparable GAAP measures.

Total revenues and MFFO both increased during the three months ended March 31, 2014 as compared to the same period in 2013, primarily reflecting the increase in the number of our investments during 2014 and 2013.

Net income attributable to CPA®:17 – Global, Net cash provided by operating activities, and FFO decreased during the three months ended March 31, 2014 as compared to the same period in 2013 despite the contribution from the properties we acquired during 2014 and 2013 because this contribution was more than offset by our share of the acquisition expenses recognized by our recently acquired jointly-owned investment (Note 6). In addition, certain gains on foreign currency transactions and derivatives recognized in the prior year period did not recur in the current year period.

CPA®:17 – Global 3/31/2014 10-Q – 26

Recent Developments

The advisor determined that our NAV as of December 31, 2013 was $9.50, which was the first time our NAV was calculated since we commenced operations. The advisor generally calculates NAV by relying in part on an estimate of the fair market value of our real estate provided by a third party, adjusted to give effect to the estimated fair value of mortgage loans encumbering our assets (also provided by a third party) as well as other adjustments. Our NAV is based on a number of variables, including individual tenant credits, lease terms, lending credit spreads, foreign currency exchange rates and tenant defaults, among others. We do not control all of these variables and, as such, cannot predict how they will change in the future. For additional information on the calculation of our NAV at December 31, 2013, please see our Current Report on Form 8-K dated March 14, 2014.

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

The following tables present other operating data that management finds useful in evaluating results of operations:

	March 31, 2014	December 31, 2013
Occupancy rate — end of period (a)	100%	100%
Number of leased properties (a)	354	352
Number of operating properties (b)	75	75

	Three Months Ended March 31,
	2014	2013
Acquisition volume — consolidated subsidiaries (in millions) (c)	$20.2	$68.3
Acquisition volume — equity investments (in millions)	74.0	—
Financing obtained (in millions) (d)	45.0	93.6
Average U.S. dollar/euro exchange rate (e)	$1.3705	$1.3209
Change in the U.S. CPI (f)	1.5%	1.5%
___________

(a)	Reflects net-leased properties in which we had a full or partial ownership interest.

(b)
Operating properties are comprised of full or partial ownership interests in 71 self-storage properties, two hotel properties, and two shopping centers, all of which are managed by third parties. One of the shopping centers and one of the hotel properties are accounted for under the equity method of accounting. The other shopping center is a build-to-suit project under construction.

(c)	Includes build-to-suit transactions, which are reflected as the total commitment for the build-to-suit funding.

(d)	Financing obtained during the three months ended March 31, 2014 included a refinancing of $22.8 million. No debt was refinanced during the three months ended March 31, 2013.

(e)
The average conversion rate for the U.S. dollar in relation to the euro increased during the three months ended March 31, 2014 as compared to the same period in 2013, resulting in a positive impact on earnings in 2014 for our euro-denominated investments.

(f)	Many of our domestic lease agreements include contractual increases indexed to the change in the U.S. Consumer Price Index, or CPI.

CPA®:17 – Global 3/31/2014 10-Q – 27

The following table presents the comparative results of operations (in thousands):

	Three Months Ended March 31,
	2014	2013	Change
Revenues
Lease revenues	$76,643	$68,778	$7,865
Operating property revenues	16,767	13,076	3,691
Reimbursable tenant costs	6,263	3,479	2,784
Interest income and other	1,476	1,393	83
	24,506	17,948	6,558
	101,149	86,726	14,423
Operating Expenses
Depreciation and amortization
Net-leased properties	21,702	18,827	2,875
Operating properties	4,138	4,049	89
	25,840	22,876	2,964
Property expenses
Operating properties	9,425	8,511	914
Asset management fees	6,620	5,111	1,509
Reimbursable tenant costs	6,263	3,479	2,784
Net-leased properties	3,045	2,147	898
	25,353	19,248	6,105
General and administrative	6,201	5,530	671
Acquisition expenses	1,129	1,071	58
	58,523	48,725	9,798

Net Operating Income	42,626	38,001	4,625

Other Income and Expenses
Interest expense	(23,329)	(21,816)	(1,513)
Net (loss) income from equity investments in real estate	(3,249)	1,133	(4,382)
Other income and (expenses)	952	5,378	(4,426)
	(25,626)	(15,305)	(10,321)
Income from continuing operations before income taxes	17,000	22,696	(5,696)
Provision for income taxes	(696)	(817)	121
Income from continuing operations	16,304	21,879	(5,575)
Income from discontinued operations, net of tax	—	229	(229)
Net Income	16,304	22,108	(5,804)
Net income attributable to noncontrolling interests	(7,677)	(7,286)	(391)
Net Income Attributable to CPA®:17 – Global	$8,627	$14,822	$(6,195)
MFFO	$40,055	$34,406	$5,649

Lease Composition and Leasing Activities

As of March 31, 2014, approximately 54.8% of our net leases, based on annualized contractual minimum base rent, provide for adjustments based on formulas indexed to changes in the CPI, or other similar indices for the jurisdiction in which the property is located, some of which have caps and/or floors. In addition, 44.6% of our net leases on that same basis have fixed rent adjustments, for which contractual minimum base rent is scheduled to increase by an average of 1.6% in the next 12 months. We own international investments and, therefore, lease revenues from these investments are subject to fluctuations in exchange rate movements in foreign currencies, primarily the euro.

CPA®:17 – Global 3/31/2014 10-Q – 28

During the three months ended March 31, 2014, we did not modify any existing leases.

During the three months ended March 31, 2013, we modified two existing leases to add approximately 1.0 million square feet of leased space at the same rental rate per square foot. The average rent for these leases was $3.23 per square foot. There were no tenant improvement allowances or concessions related to these leases.

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

	Three Months Ended March 31,
	2014	2013	Change
Same Store Net-leased Properties:
Lease revenues	$66,832	$65,810	$1,022
Depreciation and amortization	(18,714)	(18,728)	14
Property expenses	(2,009)	(1,865)	(144)
Property level contribution	46,109	45,217	892

Recently Acquired Net-leased Properties:
Lease revenues	9,811	2,968	6,843
Depreciation and amortization	(2,988)	(99)	(2,889)
Property expenses	(1,036)	(282)	(754)
Property level contribution	5,787	2,587	3,200

Operating Properties:
Revenues	16,767	13,076	3,691
Property expenses	(9,425)	(8,511)	(914)
Depreciation and amortization	(4,138)	(4,049)	(89)
Property level contribution	3,204	516	2,688

Total Property Level Contribution:
Lease revenues	76,643	68,778	7,865
Operating property revenues	16,767	13,076	3,691
Depreciation and amortization	(25,840)	(22,876)	(2,964)
Property expenses	(12,470)	(10,658)	(1,812)
Total Property Level Contribution	55,100	48,320	6,780
Add other income:
Non-rent related revenue and other	1,476	1,393	83
Less other expenses:
Asset management fees	(6,620)	(5,111)	(1,509)
General and administrative	(6,201)	(5,530)	(671)
Acquisition expenses	(1,129)	(1,071)	(58)
Net Operating Income	$42,626	$38,001	$4,625

CPA®:17 – Global 3/31/2014 10-Q – 29

Same Store Net-leased Properties

Same store net-leased properties are those we acquired prior to January 1, 2013.

For the three months ended March 31, 2014 as compared to the same period in 2013, property level contribution for same store net-leased properties increased by $0.9 million, primarily due to an increase in lease revenues of $1.0 million as a result of CPI-related rent increases of $1.3 million at several properties that were partially offset by a decrease $0.2 million related to foreign exchange fluctuations.

Recently Acquired Net-leased Properties

Recently acquired net-leased properties are those that we acquired subsequent to December 31, 2012.

For the three months ended March 31, 2014 as compared to the same period in 2013, property level contribution from recently acquired net-leased properties increased by $3.2 million, primarily as a result of increased revenues of $6.8 million generated by these investments. We entered into 11 new investments during 2013, which contributed an increase in revenues of $5.6 million, and one investment during the first quarter of 2014, which contributed an increase in revenues of $0.3 million. Our total annual contractual minimum base rent related to our 2013 and 2014 investments was approximately $23.7 million and $2.1 million, respectively, at March 31, 2014.

Operating Properties

Other real estate operations represent the results of operations (revenues and operating expenses) of our hotel investment and 71 self-storage properties. Eight self-storage properties were acquired during 2013, with the remaining self-storage properties and the hotel investment acquired during prior years.

For the three months ended March 31, 2014 as compared to the same period in 2013, property level contribution from operating properties increased by $2.7 million. An increase in revenues of $1.5 million was generated by our eight self-storage properties during 2013. Additionally, revenues from our hotel investment, which was placed into service during the first quarter of 2013, increased due to higher occupancy during the three months ended March 31, 2014 as compared to the same period in 2013.

Other Revenues and Expenses

Property Expenses — Asset Management Fees

For the three months ended March 31, 2014 as compared to the same period in 2013, asset management fees increased by $1.5 million as a result of 2014 and 2013 investment volume, which increased the asset base from which the advisor earns a fee.

General and Administrative

For the three months ended March 31, 2014 as compared to the same period in 2013, general and administrative expenses increased by $0.7 million, primarily due to increases in management expenses of $0.5 million as a result of the increase in our revenue base from which the advisor allocates costs of personnel and overhead pursuant to the terms of our advisory agreement. Management expenses include our reimbursements to the advisor for the allocated costs of personnel and overhead in providing management of our day-to-day operations, including accounting services, stockholder services, corporate management, and property management and operations.

CPA®:17 – Global 3/31/2014 10-Q – 30

Net (Loss) Income from Equity Investments in Real Estate

Net (loss) income from equity investments in real estate is recognized in accordance with each respective investment agreement and, where applicable, based upon an allocation of the investment’s net assets at book value as if the investment were hypothetically liquidated at the end of each reporting period. The table below presents the details of our net (loss) income from equity investments (in thousands). Same store equity investments represent investments we accounted for under the equity method and acquired prior to January 1, 2013.

	Three Months Ended March 31,
Type	2014	2013	Change
Same store equity investments	$965	$1,133	$(168)
Recently acquired equity investments	(4,214)	—	(4,214)
Total net (loss) income from equity investments in real estate	$(3,249)	$1,133	$(4,382)

For the three months ended March 31, 2014, we recognized a net loss from our four recently acquired equity investments. Our share of the earnings from two of the investments was more than offset by our share of the losses from the remaining two investments. Our share of the net losses included $4.2 million of acquisition expenses recorded by the entity that leases its property to Bank Pekao S.A. (Note 6), which was acquired in March 2014.

Other Income and (Expenses)

Other income and (expenses) primarily consists of gains and losses on foreign currency transactions and derivative instruments. We and certain of our foreign consolidated subsidiaries have intercompany debt or advances that are not denominated in the investment’s functional currency. For intercompany transactions that are of a long-term investment nature, the gain or loss is recognized as a cumulative translation adjustment in Other comprehensive income or loss. We also recognize gains or losses on foreign currency transactions when we repatriate cash from our foreign investments. In addition, we have certain derivative instruments, including common stock warrants and foreign currency contracts that are not designated as hedges for accounting purposes, for which realized and unrealized gains and losses are included in earnings. The timing and amount of such gains or losses cannot always be estimated and are subject to fluctuation.

For the three months ended March 31, 2014 as compared to the same period in 2013, net Other income decreased by $4.4 million, primarily due to recognized gains of $2.4 million and $2.0 million related to gains on our derivatives and realized foreign currency transaction gains on our foreign investments, respectively, during the three months ended March 31, 2013.

Interest Expense

For the three months ended March 31, 2014 as compared to the same period in 2013, interest expense increased by $1.5 million, primarily as a result of mortgage financing obtained or assumed in connection with our investment activity during 2014 and 2013.

Discontinued Operations

Income from discontinued operations, net of tax represents the net income (revenue less expenses) from the operations of properties that were sold or classified as held-for-sale prior to January 1, 2014 (Note 14).

During the three months ended March 31, 2013, we recognized income from discontinued operations, net of tax of $0.2 million due to the sale of a hotel in the fourth quarter of 2013 (Note 2).

Net Income Attributable to CPA®:17 – Global

For the three months ended March 31, 2014 as compared to the same period in 2013, the resulting net income attributable to CPA®:17 – Global decreased by $6.2 million.

Modified Funds from Operations

MFFO is a non-GAAP measure that we use to evaluate our business. For a definition of MFFO and reconciliation to net income attributable to CPA®:17 – Global, see Supplemental Financial Measures below.

CPA®:17 – Global 3/31/2014 10-Q – 31

For the three months ended March 31, 2014 as compared to the same period in 2013, MFFO increased by $5.6 million, primarily as a result of the increase in the number of our investments during 2014 and 2013.

Financial Condition

Sources and Uses of Cash During the Period

We expect to continue to invest the proceeds of our follow-on offering in a diversified portfolio of income-producing commercial properties and other real estate related assets. We use the cash flow generated from our investments primarily to meet our operating expenses, service debt and fund distributions to our stockholders. Our cash flows fluctuate from period to period due to a number of factors, which may include, among other things, the timing of purchases and sales of real estate, the timing of the receipt of the proceeds from and the repayment of non-recourse mortgage loans and receipt of lease revenues, the advisor’s annual election to receive fees in shares of our common stock or cash, the timing and characterization of distributions received from equity investments in real estate, the timing of payments of distributions of available cash to the advisor, and changes in foreign currency exchange rates. Despite these fluctuations, we believe our net leases and other real estate related assets will generate sufficient cash from operations and from equity distributions in excess of equity income in real estate to meet our normal recurring short-term and long-term liquidity needs. However, until we have fully invested the proceeds of our follow-on offering, we have used, and may in the future use, a portion of the offering proceeds to fund our operating activities and distributions to our stockholders (see Financing Activities below). We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the period are described below.

Operating Activities

Net cash provided by operating activities decreased by $6.4 million during the three months ended March 31, 2014 compared to the same period in 2013, primarily as a result of our share of the acquisition expenses recognized by our recently acquired jointly-owned investment (Note 6) and our share of operating losses incurred by our jointly-owned hotel property that was taken out of service for renovations during the third and fourth quarters of 2013 and the first quarter of 2014.

Investing Activities

Our investing activities are generally comprised of real estate-related transactions (purchases and sales), payment of deferred acquisition fees to the advisor related to asset acquisitions and capitalized property-related costs. During the three months ended March 31, 2014, we used $30.5 million to acquire one investment and to fund construction costs on build-to-suit projects (Note 4). We contributed $114.0 million to jointly-owned investments, including $95.9 million to acquire equity interests in one new investment and $15.7 million to fund existing ADC Arrangements. We received $10.3 million as a return of capital from our equity investments in real estate, primarily due to a distribution of $8.0 million made to us as a result of new financing obtained by one of the investments (Note 6). Funds totaling $25.5 million and $7.3 million, respectively, were invested in and released from lender-held investment accounts.

Financing Activities

During the three months ended March 31, 2014, we paid distributions of $51.6 million to our stockholders, which were comprised of cash distributions of $26.6 million and distributions that were reinvested in shares of our common stock by stockholders through our DRIP of $25.0 million. We paid distributions of $7.1 million to affiliates that hold noncontrolling interests in various investments owned jointly with us. We received $25.0 million in net proceeds from investors, entirely through our DRIP, and $45.0 million in proceeds from mortgage financings related to 2014 and 2013 investment activity. We paid financing costs totaling $0.5 million and we made scheduled and unscheduled mortgage principal installments totaling $27.2 million. Funds totaling $2.3 million were released from lender-held investment accounts.

Our objectives are to generate sufficient cash flow over time to provide our stockholders with distributions and to seek investments with potential for capital appreciation throughout varying economic cycles. During the three months ended March 31, 2014, we declared distributions to our stockholders totaling $52.0 million, which were comprised of cash distributions of $27.0 million and $25.0 million of distributions reinvested by stockholders through our DRIP. We funded 90% of these distributions from Net cash provided by operating activities, with the remainder being funded from proceeds of our follow-on offering. Since inception, we have funded 93% of our cumulative distributions from Net cash provided by operating activities, with the remainder being funded from proceeds of our public offerings. In determining our distribution policy during the periods in which we are raising funds or investing capital, we place primary emphasis on projections of cash flow from operations, together with cash distributions from our unconsolidated investments, rather than on historical results of operations (though these and other factors may be a part of our consideration). In setting a distribution rate, we thus focus primarily on

CPA®:17 – Global 3/31/2014 10-Q – 32

expected returns from those investments we have already made, as well as our anticipated rate of return from future investments, to assess the sustainability of a particular distribution rate over time.

We maintain a quarterly redemption plan pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from stockholders seeking liquidity. During the three months ended March 31, 2014, we received requests to redeem 392,469 shares of our common stock pursuant to our redemption plan, all of which were redeemed in the same period, at a weighted-average price of $9.06 per share, which is net of redemption fees, totaling $3.6 million.

Summary of Financing

The table below summarizes our non-recourse debt (dollars in thousands):

	March 31, 2014	December 31, 2013
Carrying Value
Fixed rate	$1,346,684	$1,319,340
Variable rate (a)	597,326	596,261
Total	$1,944,010	$1,915,601
Percent of Total Debt
Fixed rate	69%	69%
Variable rate	31%	31%
	100%	100%
Weighted-Average Interest Rate at End of Period
Fixed rate	5.3%	5.3%
Variable rate	4.0%	4.0%
___________

(a)
Variable-rate debt at March 31, 2014 primarily consisted of (i) $439.7 million that was effectively converted to fixed-rate debt through interest rate swap derivative instruments, (ii) $114.6 million that was subject to an interest rate cap, but for which the applicable interest rate was below the interest rate of the cap at March 31, 2014, (iii) $38.1 million of floating-rate debt, and (iv) $4.9 million in mortgage loan obligations that bore interest at fixed rates but have interest rate reset features that may change the interest rates to then-prevailing market fixed rates at certain points during their term.

Cash Resources

At March 31, 2014, our cash resources consisted of cash and cash equivalents totaling $287.5 million. Of this amount, $61.4 million, at then-current exchange rates, was held in foreign subsidiaries, but we could be subject to restrictions or significant costs should we decide to repatriate these amounts. We also had unleveraged properties that had an aggregate carrying value of $253.7 million at March 31, 2014, although there can be no assurance that we would be able to obtain financing for these properties. Our cash resources may be used for future investments and can be used for working capital needs, other commitments, and distributions to our stockholders.

Cash Requirements

During the next 12 months, we expect that our cash payments will include acquiring new investments, funding capital commitments, paying distributions to our stockholders and to our affiliates that hold noncontrolling interests in entities we control and making scheduled and unscheduled mortgage loan principal payments, as well as other normal recurring operating expenses. Balloon payments totaling $5.0 million on our consolidated mortgage loan obligations are due during the next 12 months. Our advisor is actively seeking to refinance certain of these loans, although there can be no assurance that it will be able to do so on favorable terms, if at all. Capital commitments totaling $10.0 million are expected to be funded during the next 12 months.

We expect to fund future investments, capital commitments such as build-to-suit projects and ADC Arrangements, any capital expenditures on existing properties, and scheduled debt maturities on our mortgage loans through the use of our cash reserves and cash generated from operations. We intend to continue to use the remaining net proceeds of our follow-on offering to acquire, own and manage a portfolio of commercial real estate properties leased to a diversified group of companies primarily on a single tenant net lease basis.

CPA®:17 – Global 3/31/2014 10-Q – 33

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements, and other contractual obligations at March 31, 2014 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Non-recourse debt — principal (a)	$1,947,976	$33,529	$521,802	$385,819	$1,006,826
Deferred acquisition fees — principal	12,151	8,940	3,211	—	—
Interest on borrowings and deferred acquisition fees	546,606	95,032	175,015	118,403	158,156
Subordinated disposition fees (b)	202	—	—	—	202
Capital commitments (c)	56,428	10,023	45,952	453	—
Operating and other lease commitments (d)	79,180	3,211	7,537	6,925	61,507
Asset retirement obligations, net (e)	22,427	—	—	—	22,427
	$2,664,970	$150,735	$753,517	$511,600	$1,249,118
___________

(a)	Excludes $4.0 million of unamortized discount on two notes, which was included in Non-recourse debt at March 31, 2014.

(b)
Represents amounts that may be payable to the advisor in connection with sales of assets if minimum stockholder returns are satisfied (Note 3). There can be no assurance as to whether or when these fees will be paid.

(c)
Capital commitments include (i) current build-to-suit projects of $19.5 million (Note 4), (ii) capital commitments related to ADC Arrangements of $36.2 million (Note 6), and (iii) $0.7 million related to other construction commitments.

(d)
Operating commitments consist of rental obligations under ground leases. Other lease commitments consist of our share of future rents payable for the purpose of leasing office space pursuant to our advisory agreement. Amounts are allocated among WPC, the CPA® REITs and CWI based on gross revenues and are adjusted quarterly.

(e)
Represents the future amount of obligations estimated for the removal of asbestos and environmental waste in connection with several of our acquisitions upon the retirement or sale of the assets (Note 4).

Amounts in the table above that relate to our foreign operations are based on the exchange rate of the local currencies at March 31, 2014, which consisted primarily of the euro. At March 31, 2014, we had no material capital lease obligations for which we were the lessee, either individually or in the aggregate.

Equity Investments

We have interests in unconsolidated investments that primarily own single-tenant properties net leased to companies. Generally, the underlying investments are jointly-owned with our affiliates. At March 31, 2014, on a combined basis, these investments had total assets of approximately $1.9 billion, third-party non-recourse mortgage debt of $0.8 billion, and total asset retirement obligations of $1.6 million. At that date, our pro rata share of the aggregate debt for these investments was $340.3 million. Cash requirements with respect to our share of these debt obligations are discussed above under Cash Requirements.

Supplemental Financial Measures

In the real estate industry, analysts and investors employ certain non-GAAP supplemental financial measures in order to facilitate meaningful comparisons between periods and among peer companies. Additionally, in the formulation of our goals and in the evaluation of the effectiveness of our strategies, we use supplemental non-GAAP measures which are uniquely defined by our management. We believe that these measures are useful to investors to consider because they may assist them to better understand and measure the performance of our business over time and against similar companies. A description of these non-GAAP financial measures and reconciliations to the most directly comparable GAAP measures are provided below.

Funds from Operations, or FFO, and Modified Funds from Operations, or MFFO

Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts, Inc., or NAREIT, an industry trade group, has promulgated a measure known as FFO, which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to nor a substitute for net income or loss as determined under GAAP.

CPA®:17 – Global 3/31/2014 10-Q – 34

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

Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) were put into effect in 2009. These other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, such as acquisition fees, that are typically accounted for as operating expenses. Management believes these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. While other start-up entities may also experience significant acquisition activity during their initial years, we believe that non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after acquisition activity ceases. As disclosed in the prospectus for our follow-on offering dated April 7, 2011, or the Prospectus, we intend to begin the process of achieving a liquidity event (i.e., listing of our common stock on a national exchange, a merger or sale of our assets or another similar transaction) within eight to 12 years following the investment of substantially all of the net proceeds from our initial offering, which occurred in April 2011. Thus, we do not intend to continuously purchase assets and intend to have a limited life. Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association, or the IPA, an industry trade group, has standardized a measure known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring properties and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our

CPA®:17 – Global 3/31/2014 10-Q – 35

operating performance now that our offering has been completed and once all of our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance since our offering and most of our acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. Investors are cautioned that MFFO should only be used to assess the sustainability of a company’s operating performance after a company’s offering has been completed and properties have been acquired, as it excludes acquisition costs that have a negative effect on a company’s operating performance during the periods in which properties are acquired.

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

Our management uses MFFO and the adjustments used to calculate it in order to evaluate our performance against other non-listed REITs, which have limited lives with short and defined acquisition periods and targeted exit strategies shortly thereafter. As noted above, MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate in this manner. We believe that our use of MFFO and the adjustments used to calculate it allow us to present our performance in a manner that reflects certain characteristics that are unique to non-listed REITs, such as their limited life, limited and defined acquisition period and targeted exit strategy, and hence that the use of such measures is useful to investors. For example, acquisition costs are generally funded from the proceeds of our offering and other financing sources and not from operations. By excluding expensed acquisition costs, the use of MFFO provides information consistent with management’s analysis of the operating performance of the properties. By excluding restructuring expenses we facilitate the evaluation of operating performance of a recurring nature. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such changes that may reflect anticipated and unrealized gains or losses, we believe MFFO provides useful supplemental information.

Presentation of this information is intended to provide useful information to investors as they compare the operating performance of different REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way, so comparisons with other REITs may not be meaningful. Furthermore, FFO and MFFO are not necessarily indicative of cash

CPA®:17 – Global 3/31/2014 10-Q – 36

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

Neither the SEC, NAREIT nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, the SEC, NAREIT, or another regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry and we would have to adjust our calculation and characterization of FFO or MFFO accordingly.

FFO and MFFO were as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Net income attributable to CPA®:17 – Global	$8,627	$14,822
Adjustments:
Depreciation and amortization of real property	25,111	22,296
Proportionate share of adjustments to equity in net income of partially-owned entities to arrive at FFO:	0
Depreciation and amortization of real property	5,857	3,256
Proportionate share of adjustments for noncontrolling interests to arrive at FFO	(167)	(156)
Total adjustments	30,801	25,396
FFO — as defined by NAREIT	39,428	40,218
Adjustments:
Other non-real estate depreciation, amortization and non-cash charges	(634)	(1,638)
Straight-line and other rent adjustments (a)	(4,978)	(5,330)
Loss on extinguishment of debt	270	—
Acquisition expenses (b)	1,808	1,738
Above- and below-market rent intangible lease amortization, net (c)	(66)	(108)
(Accretion of discounts) amortization of premiums on debt investments, net	(130)	35
Realized losses (gains) on foreign currency, derivatives and other	10	(2,141)
Unrealized gains on mark-to-market adjustments	(48)	—
Proportionate share of adjustments to equity in net income of partially-owned entities to arrive at MFFO:
Other non-real estate depreciation, amortization and non-cash charges	(2)	2
Straight-line and other rent adjustments (a)	(221)	2
Acquisition expenses (b)	4,105	1,251
Above- and below-market rent intangible lease amortization, net (c)	402	310
Realized losses on foreign currency, derivatives and other	32	—
Unrealized losses on mark-to-market adjustments	38	—
Proportionate share of adjustments for noncontrolling interests to arrive at MFFO	41	67
Total adjustments	627	(5,812)
MFFO	$40,055	$34,406
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

CPA®:17 – Global 3/31/2014 10-Q – 37

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

(c)
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

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our investment partners may obtain variable-rate mortgage loans and, as a result, may enter into interest rate swap agreements or interest rate cap agreements with lenders that effectively convert the variable-rate debt service obligations of the loan to a fixed rate or limit the underlying interest rate from exceeding a specified strike rate, respectively. Interest rate swaps are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flows over a specific period, and interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments designated as cash flow hedges on the forecasted interest payments on the debt obligation. The notional, or face, amount on which the swaps or caps are based is not exchanged. Our objective in using these derivatives is to limit our exposure to interest rate movements. At March 31, 2014, we estimated that the net fair value of our interest rate cap and interest rate swaps, which are included in Other assets, net and Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was in a net liability position of $11.6 million (Note 10).

CPA®:17 – Global 3/31/2014 10-Q – 38

At March 31, 2014, all of our debt either bore interest at fixed rates, was swapped to a fixed rate, was subject to an interest rate cap, or bore interest at fixed rates that were scheduled to convert to then-prevailing market fixed rates at certain future points during their term. The annual interest rates on our fixed-rate debt at March 31, 2014 ranged from 2.0% to 8.0%. The contractual annual interest rates on our variable-rate debt at March 31, 2014 ranged from 2.7% to 6.1%. Our debt obligations are more fully described under Financial Condition – Summary of Financing in Item 2 above. The following table presents principal cash outflows for the remainder of 2014, each of the next four calendar years following December 31, 2014, and thereafter, based upon expected maturity dates of our debt obligations outstanding at March 31, 2014 (in thousands):

	2014 (Remainder)	2015	2016	2017	2018	Thereafter	Total	Fair value
Fixed-rate debt (a)	$21,396	$66,834	$71,574	$206,724	$26,673	$952,242	$1,345,443	$1,369,669
Variable-rate debt (a)	$5,155	$6,976	$229,703	$154,999	$129,992	$75,708	$602,533	$601,556
__________

(a)	Amounts are based on the exchange rate at March 31, 2014, as applicable.

The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps or that has been subject to an interest rate cap is affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at March 31, 2014 by an aggregate increase of $71.1 million or an aggregate decrease of $90.2 million, respectively.

As more fully described under Financial Condition – Summary of Financing in Item 2 above, our variable-rate debt in the table above bore interest at fixed rates at March 31, 2014 but has interest rate reset features that will change the fixed interest rates to then-prevailing market fixed rates at certain points during their term. This debt is generally not subject to short-term fluctuations in interest rates.

Foreign Currency Exchange Rate Risk

We own investments in Europe and in Asia, and as a result are subject to risk from the effects of exchange rate movements in the euro and, to a lesser extent, the British pound sterling and the Japanese yen, which may affect future costs and cash flows. Although all of our foreign investments through the first quarter of 2014 were conducted in these currencies, we may conduct business in other currencies in the future as we seek to invest funds from our offering internationally. We manage foreign currency exchange rate movements by generally placing both our debt service obligation to the lender and the tenant’s rental obligation to us in the same currency. This reduces our overall exposure to the actual equity that we have invested and the equity portion of our cash flow. In addition, we may use currency hedging to further reduce the exposure to our equity cash flow. We are generally a net receiver of these currencies (we receive more cash than we pay out), and therefore our foreign operations benefit from a weaker U.S. dollar, and are adversely affected by a stronger U.S. dollar, relative to the foreign currency.

We obtain mortgage financing in the local currency. To the extent that currency fluctuations increase or decrease rental revenues as translated to U.S. dollars, the change in debt service, as translated to U.S. dollars, will partially offset the effect of fluctuations in revenue and mitigate the risk from changes in foreign currency exchange rates.

Scheduled future minimum rents, exclusive of renewals, under non-cancelable operating leases, for our foreign operations as of March 31, 2014, during the remainder of 2014, each of the next four calendar years following December 31, 2014 and thereafter, are as follows (in thousands):

Lease Revenues (a)	2014 (Remainder)	2015	2016	2017	2018	Thereafter	Total
Euro (c)	$78,084	$104,119	$104,121	$104,120	$104,120	$1,076,558	$1,571,122
British pound sterling (d)	4,508	6,008	6,009	6,008	6,008	73,016	101,557
Japanese yen (e)	2,161	2,881	2,944	2,965	2,965	9,622	23,538
	$84,753	$113,008	$113,074	$113,093	$113,093	$1,159,196	$1,696,217

CPA®:17 – Global 3/31/2014 10-Q – 39

Scheduled debt service payments (principal and interest) for mortgage notes payable for our foreign operations as of March 31, 2014, during the remainder of 2014, each of the next four calendar years following December 31, 2014 and thereafter, are as follows (in thousands):

Debt Service (a) (b)	2014 (Remainder)	2015	2016	2017	2018	Thereafter	Total
Euro (c)	$30,586	$80,074	$266,735	$156,041	$21,279	$99,701	$654,416
British pound sterling (d)	1,340	1,898	15,970	1,665	1,623	15,064	37,560
Japanese yen (e)	378	505	507	25,827	—	—	27,217
	$32,304	$82,477	$283,212	$183,533	$22,902	$114,765	$719,193
___________

(a)	Amounts are based on the applicable exchange rates at March 31, 2014. Contractual rents and debt obligations are denominated in the functional currency of the country of each property.

(b)	Interest on unhedged variable-rate debt obligations was calculated using the applicable annual interest rates and balances outstanding at March 31, 2014.

(c)
We estimate that, for a 1% increase or decrease in the exchange rate between the euro and the U.S. dollar, there would be a corresponding change in the projected estimated property-level cash flow at March 31, 2014 of $9.2 million.

(d)
We estimate that, for a 1% increase or decrease in the exchange rate between the British pound sterling and the U.S. dollar, there would be a corresponding change in the projected estimated property-level cash flow at March 31, 2014 of $0.6 million.

(e)
We estimate that, for a 1% increase or decrease in the exchange rate between the Japanese yen and the U.S. dollar, there would be a corresponding change in the projected estimated property-level cash flow at March 31, 2014 of less than $0.1 million.

As a result of scheduled balloon payments on international non-recourse mortgage loans, projected debt service obligations exceed projected lease revenues in 2016 and 2017. In 2016 and 2017, balloon payments totaling $250.7 million and $164.8 million, respectively, are due on three and eight non-recourse mortgage loans, respectively, that are collateralized by properties that we own with affiliates. We currently anticipate that, by their respective due dates, we will have refinanced certain of these loans, but there can be no assurance that we will be able to do so on favorable terms, if at all. If that has not occurred, we would expect to use our cash resources to make these payments, if necessary.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our disclosure controls and procedures include our controls and other procedures designed to provide reasonable assurance that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the required time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. It should be noted that no system of controls can provide complete assurance of achieving a company’s objectives and that future events may impact the effectiveness of a system of controls.

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of March 31, 2014 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CPA®:17 – Global 3/31/2014 10-Q – 40

PART II

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the three months ended March 31, 2014, we issued 659,136 shares of our common stock to the advisor as consideration for asset management fees. These shares were issued at $9.50 per share, which represents our most recently published NAV per share as approved by our board of directors at the date of issuance. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(a)(2) of the Securities Act, the shares issued were deemed to be exempt from registration. In acquiring our shares, the advisor represented that such interests were being acquired by it for the purposes of investment and not with a view to the distribution thereof.

Issuer Purchases of Equity Securities

The following table provides information with respect to repurchases of our common stock during the three months ended March 31, 2014:

	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or program (a)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or program (a)
2014 Period
January	—	$—	N/A	N/A
February	—	—	N/A	N/A
March	392,469	9.06	N/A	N/A
Total	392,469
___________

(a)
Represents shares of our common stock repurchased under our redemption plan, pursuant to which we may elect to redeem shares at the request of our stockholders who have held their shares for at least one year from the date of their issuance, subject to certain exceptions, conditions and limitations. The maximum amount of shares purchasable by us in any period depends on a number of factors and is at the discretion of our board of directors. We satisfied all of the above redemption requests received during the three months ended March 31, 2014. The redemption plan will terminate if and when our shares are listed on a national securities market or upon the occurrence of a liquidity event. We generally receive fees in connection with share redemptions.

CPA®:17 – Global 3/31/2014 10-Q – 41

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

101
The following materials from Corporate Property Associates 17 – Global Incorporated’s Quarterly Report on Form 10-Q for March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2014 and December 31, 2013, (ii) Consolidated Statements of Income for the three months ended March 31, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2014 and 2013, (iv) Consolidated Statements of Equity for the three months ended March 31, 2014 and the year ended December 31, 2013, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, and (vi) Notes to Consolidated Financial Statements.
Filed herewith

CPA®:17 – Global 3/31/2014 10-Q – 42

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corporate Property Associates 17 – Global Incorporated
Date:	May 8, 2014
		By:	/s/ Catherine D. Rice
Catherine D. Rice
Chief Financial Officer
(Principal Financial Officer)

Date:	May 8, 2014
		By:	/s/ Hisham A. Kader
Hisham A. Kader
Chief Accounting Officer
(Principal Accounting Officer)

CPA®:17 – Global 3/31/2014 10-Q – 43

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

101
The following materials from Corporate Property Associates 17 – Global Incorporated’s Quarterly Report on Form 10-Q for March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2014 and December 31, 2013, (ii) Consolidated Statements of Income for the three months ended March 31, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2014 and 2013, (iv) Consolidated Statements of Equity for the three months ended March 31, 2014 and the year ended December 31, 2013, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, and (vi) Notes to Consolidated Financial Statements.
Filed herewith