Form 10-Q
period 2014-06-30
Corporate Property Associates 17 - Global INC
filed 2014-08-07
CIK 1390213

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

or
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

Registrant has 326,015,195 shares of common stock, $0.001 par value, outstanding at July 31, 2014.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, or the Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, in Item 2 of Part I of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties, and other factors that may materially affect our future results, performance, achievements, or transactions. Information on factors which could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the Securities and Exchange Commission, or the SEC, including but not limited to those described in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the SEC on March 14, 2014, or the 2013 Annual Report. Except as required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements.

All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements of the registrant in Part I, Item 1, Financial Statements (Unaudited).

CPA®:17 – Global 6/30/2014 10-Q – 1

PART I
Item 1. Financial Statements.

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	June 30, 2014	December 31, 2013
Assets
Investments in real estate:
Real estate, at cost (inclusive of $119,238 and $150,378, respectively, attributable to variable interest entities, or VIEs)	$2,428,006	$2,402,315
Operating real estate, at cost (inclusive of $0 and $12,557, respectively, attributable to VIEs)	271,736	283,370
Accumulated depreciation (inclusive of $8,495 and $8,235, respectively, attributable to VIEs)	(174,263)	(144,405)
Net investments in properties	2,525,479	2,541,280
Real estate under construction (inclusive of $19,328 and $25,268, respectively, attributable to VIEs)	132,763	127,935
Net investments in direct financing leases (inclusive of $244,974 and $244,084, respectively, attributable to VIEs)	485,090	479,916
Equity investments in real estate	497,691	412,964
Net investments in real estate	3,641,023	3,562,095
Cash and cash equivalents (inclusive of $57 and $339, respectively, attributable to VIEs)	358,200	418,108
In-place lease intangible assets, net (inclusive of $16,808 and $17,277, respectively, attributable to VIEs)	445,691	457,244
Other intangible assets, net	98,713	105,056
Other assets, net (inclusive of $15,392 and $17,118, respectively, attributable to VIEs)	179,959	170,866
Total assets	$4,723,586	$4,713,369
Liabilities and Equity
Liabilities:
Non-recourse debt (inclusive of $196,401 and $199,315, respectively, attributable to consolidated VIEs)	$1,940,848	$1,915,601
Accounts payable, accrued expenses and other liabilities (inclusive of $10,122 and $8,833, respectively, attributable to VIEs)	142,035	132,254
Deferred income taxes	4,344	7,108
Below-market rent and other intangible liabilities, net (inclusive of $376 and $387, respectively, attributable to VIEs)	103,338	102,597
Due to affiliates	14,200	20,211
Distributions payable	52,482	51,570
Total liabilities	2,257,247	2,229,341
Commitments and contingencies (Note 11)
Equity:
CPA®:17 – Global stockholders’ equity:
Preferred stock, $0.001 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 900,000,000 shares authorized; 329,709,891 and 322,918,083 shares issued, respectively; and 322,963,325 and 317,353,899 shares outstanding, respectively	330	323
Additional paid-in capital	2,968,217	2,904,927
Distributions in excess of accumulated earnings	(500,534)	(440,958)
Accumulated other comprehensive loss	(16,895)	(5,275)
Less: treasury stock at cost, 6,746,566 and 5,564,184 shares, respectively	(63,172)	(52,477)
Total CPA®:17 – Global stockholders’ equity	2,387,946	2,406,540
Noncontrolling interests	78,393	77,488
Total equity	2,466,339	2,484,028
Total liabilities and equity	$4,723,586	$4,713,369

See Notes to Consolidated Financial Statements.

CPA®:17 – Global 6/30/2014 10-Q – 2

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues
Lease revenues:
Rental income	$63,968	$56,280	$127,074	$111,700
Interest income from direct financing leases	13,678	13,424	27,216	26,782
Total lease revenues	77,646	69,704	154,290	138,482
Other real estate income	12,721	12,428	28,273	24,449
Other operating income	7,077	4,915	14,550	9,467
Other interest income	1,342	1,944	2,823	3,319
	98,786	88,991	199,936	175,717
Operating Expenses
Depreciation and amortization	25,616	22,816	51,456	45,692
Property expenses	15,974	12,599	32,143	23,571
Other real estate expenses	6,395	8,653	15,580	16,928
General and administrative	5,108	4,220	11,309	9,748
Acquisition expenses	272	724	1,401	1,795
	53,365	49,012	111,889	97,734
Other Income and Expenses
Interest expense	(23,264)	(21,844)	(46,593)	(43,661)
Net income from equity investments in real estate	10,974	1,733	7,725	2,867
Other income and (expenses)	946	1,358	1,898	6,154
	(11,344)	(18,753)	(36,970)	(34,640)
Income from continuing operations before income taxes	34,077	21,226	51,077	43,343
Provision for income taxes	(2,664)	(754)	(3,361)	(1,570)
Income from continuing operations before gain on sale of real estate, net of tax	31,413	20,472	47,716	41,773
Income from discontinued operations, net of tax	—	263	—	492
Gain on sale of real estate, net of tax	12,548	—	12,548	581
Net Income	43,961	20,735	60,264	42,846
Net income attributable to noncontrolling interests (inclusive of Available Cash Distributions to advisor of $4,590, $4,847, $9,269, and $9,124, respectively)	(7,640)	(7,932)	(15,317)	(15,219)
Net Income Attributable to CPA®:17 – Global	$36,321	$12,803	$44,947	$27,627
Earnings Per Share
Income from continuing operations attributable to CPA®:17 – Global	$0.11	$0.04	$0.14	$0.09
Income from discontinued operations attributable to CPA®:17 – Global	—	—	—	—
Net income attributable to CPA®:17 – Global	$0.11	$0.04	$0.14	$0.09
Weighted Average Shares Outstanding	322,723,562	311,521,333	321,240,449	310,252,815
Amounts Attributable to CPA®:17 – Global
Income from continuing operations, net of tax	$36,321	$12,540	$44,947	$27,135
Income from discontinued operations, net of tax	—	263	—	492
Net income attributable to CPA®:17 – Global	$36,321	$12,803	$44,947	$27,627
Distributions Declared Per Share	$0.1625	$0.1625	$0.3250	$0.3250

See Notes to Consolidated Financial Statements.

CPA®:17 – Global 6/30/2014 10-Q – 3

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net Income	$43,961	$20,735	$60,264	$42,846
Other Comprehensive (Loss) Income:
Foreign currency translation adjustments	(6,042)	8,612	(7,432)	(16,863)
Change in net unrealized (loss) gain on derivative instruments	(1,572)	3,094	(4,023)	13,412
Change in unrealized appreciation on marketable securities	23	23	47	47
	(7,591)	11,729	(11,408)	(3,404)
Comprehensive Income	36,370	32,464	48,856	39,442

Amounts Attributable to Noncontrolling Interests:
Net income	(7,640)	(7,932)	(15,317)	(15,219)
Change in net unrealized gain on derivative instruments	(160)	(134)	(309)	(254)
Foreign currency translation adjustments	93	(123)	97	235
Comprehensive income attributable to noncontrolling interests	(7,707)	(8,189)	(15,529)	(15,238)

Comprehensive Income Attributable to CPA®:17 – Global	$28,663	$24,275	$33,327	$24,204

See Notes to Consolidated Financial Statements.

CPA®:17 – Global 6/30/2014 10-Q – 4

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
Six Months Ended June 30, 2014 and Year Ended December 31, 2013
(in thousands, except share and per share amounts)

	CPA®:17 – Global
	Total Outstanding Shares	Common Stock	Additional Paid-In Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total CPA®:17 – Global Stockholders	Noncontrolling Interests	Total
Balance at January 1, 2013	306,903,020	$310	$2,786,855	$(277,224)	$(35,366)	$(34,293)	$2,440,282	$74,225	$2,514,507
Shares issued, net of offering costs	10,252,652	11	96,842				96,853		96,853
Shares issued to affiliates	2,116,767	2	21,230				21,232		21,232
Distributions declared ($0.6500 per share)				(203,598)			(203,598)		(203,598)
Distributions to noncontrolling interests							—	(26,760)	(26,760)
Net income				39,864			39,864	29,305	69,169
Other comprehensive income:
Foreign currency translation adjustments					29,701		29,701	183	29,884
Change in net unrealized gain on derivative instruments					296		296	535	831
Change in unrealized appreciation on marketable securities					94		94		94
Repurchase of shares	(1,918,540)					(18,184)	(18,184)		(18,184)
Balance at December 31, 2013	317,353,899	323	2,904,927	(440,958)	(5,275)	(52,477)	2,406,540	77,488	2,484,028
Shares issued through distribution reinvestment and stock purchase plan	5,422,771	6	50,188				50,194		50,194
Shares issued to affiliates	1,369,037	1	13,102				13,103		13,103
Distributions declared ($0.3250 per share)				(104,523)			(104,523)		(104,523)
Distributions to noncontrolling interests							—	(14,624)	(14,624)
Net income				44,947			44,947	15,317	60,264
Other comprehensive loss:
Foreign currency translation adjustments					(7,335)		(7,335)	(97)	(7,432)
Change in net unrealized (loss) gain on derivative instruments					(4,332)		(4,332)	309	(4,023)
Change in unrealized appreciation on marketable securities					47		47		47
Repurchase of shares	(1,182,382)					(10,695)	(10,695)		(10,695)
Balance at June 30, 2014	322,963,325	$330	$2,968,217	$(500,534)	$(16,895)	$(63,172)	$2,387,946	$78,393	$2,466,339

See Notes to Consolidated Financial Statements.

CPA®:17 – Global 6/30/2014 10-Q – 5

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2014	2013
Cash Flows — Operating Activities
Net income	$60,264	$42,846
Adjustments to net income:
Depreciation and amortization, including intangible assets and deferred financing costs	52,772	47,516
Non-cash asset management fee expense	13,103	9,945
Gain on sale of real estate	(12,548)	—
Straight-line rent adjustment and amortization of rent-related intangibles	(9,760)	(10,708)
(Income) loss from equity investments in real estate in excess of distributions received	(1,940)	1,397
Realized gain on foreign currency transactions and others	(1,393)	(1,883)
Deferred income taxes	454	—
Unrealized gain on foreign currency transactions and others	(352)	(501)
Accretion of commercial mortgage-backed securities	(290)	—
Net changes in other operating assets and liabilities	1,360	5,140
Net Cash Provided by Operating Activities	101,670	93,752
Cash Flows — Investing Activities
Capital contributions to equity investments in real estate	(149,115)	(51,439)
Acquisitions of real estate and direct financing leases	(73,485)	(97,534)
Return of capital from equity investments in real estate	69,671	3,480
Proceeds from sale of real estate	67,999	—
Funds released from escrow	36,154	12,775
Funds placed in escrow	(32,049)	(6,476)
Investment in securities	(8,315)	—
Payment of deferred acquisition fees to an affiliate	(4,664)	(9,581)
Value added taxes, or VAT, paid in connection with acquisition of real estate	(1,710)	(2,977)
VAT refunded in connection with acquisition of real estate	114	4,464
Net Cash Used in Investing Activities	(95,400)	(147,288)
Cash Flows — Financing Activities
Distributions paid	(103,611)	(96,621)
Proceeds from mortgage financing	52,600	118,359
Proceeds from issuance of shares, net of issuance costs	50,194	48,378
Scheduled payments and prepayments of mortgage principal	(35,256)	(11,353)
Distributions to noncontrolling interests	(14,624)	(13,853)
Purchase of treasury stock	(10,695)	(9,283)
Funds released from escrow	(3,561)	(5,076)
Payment of financing costs and mortgage deposits, net of deposits refunded	(768)	(1,783)
Funds placed in escrow	—	616
Net Cash (Used in) Provided by Financing Activities	(65,721)	29,384
Change in Cash and Cash Equivalents During the Period
Effect of exchange rate changes on cash	(457)	(1,374)
Net decrease in cash and cash equivalents	(59,908)	(25,526)
Cash and cash equivalents, beginning of period	418,108	652,330
Cash and cash equivalents, end of period	$358,200	$626,804

See Notes to Consolidated Financial Statements.

CPA®:17 – Global 6/30/2014 10-Q – 6

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

Substantially all of our assets and liabilities are held by CPA®:17 Limited Partnership, or the Operating Partnership, and at June 30, 2014, we owned 99.99% of general and limited partnership interests in the Operating Partnership. The remaining interest in the Operating Partnership is held by a subsidiary of WPC.

At June 30, 2014, our portfolio was comprised of our full or partial ownership interests in 358 fully-occupied properties, substantially all of which were triple-net leased to 108 tenants, and totaled approximately 34 million square feet. In addition, our portfolio was comprised of our full or partial ownership interests in 75 operating properties, which primarily included 71 self-storage properties, for an aggregate of approximately 6 million square feet. As opportunities arise, we may also make other types of commercial real estate related investments.

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

CPA®:17 – Global 6/30/2014 10-Q – 7

Notes to Consolidated Financial Statements (Unaudited)

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

We previously determined that the I Shops LLC investment was a VIE and we were its primary beneficiary. In April 2014, we deconsolidated the retail project (Note 4).

Recent Accounting Requirements

The following Accounting Standards Updates, or ASUs, promulgated by the Financial Accounting Standards Board, are applicable to us:

ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 does not apply to our lease revenues, but will apply to reimbursed tenant costs and revenues generated from our operating properties. Additionally, this guidance modifies disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.   ASU 2014-09 is effective beginning in 2017, and early adoption is not permitted. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. We are currently evaluating the impact of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.

ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360). ASU 2014-08 changes the requirements for reporting discontinued operations. A discontinued operation may include a component of an entity or a group of components of an entity, or a business. Under this new guidance, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a “strategic shift that has or will have a major effect on an entity’s operations and financial results.” The new guidance also requires disclosures including pre-tax profit or loss and significant gains or losses arising from dispositions that represent an “individually significant component of an entity,” but do not meet the criteria to be reported as discontinued operations under ASU 2014-08. In the ordinary course of business, we sell properties, which, under prior accounting guidance, we generally reported as discontinued operations; however, under ASU 2014-08 such property dispositions typically would not meet the criteria to be reported as discontinued operations. We elected to early adopt ASU 2014-08 prospectively for all dispositions after December 31, 2013. Consequently, individually significant properties that were sold during 2014 were not reclassified to discontinued operations in the consolidated statements of income, but are disclosed in Note 13 to the consolidated financial statements. By contrast, and as required by the new guidance, the consolidated statements of income for the prior year periods reflect all dispositions through December 31, 2013 as discontinued operations, which were deemed discontinued operations under the prior accounting guidance. This ASU did not have a significant impact on our financial position or results of operations for any of the periods presented.

ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 requires an entity to present an unrecognized tax benefit relating to a net operating loss carryforward, a similar tax loss or a tax credit carryforward as a reduction to a deferred tax asset except in certain situations. To the extent the net operating loss carryforward, similar tax loss or tax credit carryforward is not available as of the reporting date under the governing tax law to settle any additional income taxes that would result from the disallowance of the tax position, or the governing tax law does not require the entity to use and the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented as a

CPA®:17 – Global 6/30/2014 10-Q – 8

Notes to Consolidated Financial Statements (Unaudited)

liability and should not net with a deferred tax asset. ASU No. 2013-11 is effective for us at the beginning of 2014. The adoption of ASU 2013-11 did not have a material impact on our financial condition or results of operations.

Note 3. Agreements and Transactions with Related Parties

Transactions with the Advisor

We have an advisory agreement with the advisor whereby the advisor performs certain services for us under a fee arrangement. The current advisory agreement is scheduled to expire on September 30, 2014 unless otherwise extended. We also have certain agreements with affiliates regarding jointly-owned investments. In addition, we reimbursed the advisor for organization and offering costs incurred in connection with our follow-on offering through its closing on January 31, 2013 and for general and administrative duties performed on our behalf. The following tables present a summary of fees we paid, expenses we reimbursed, and distributions we made to the advisor and other affiliates in accordance with the advisory agreement and the operating partnership agreement (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Amounts Included in the Consolidated Statements of Income:
Asset management fees	$6,846	$5,365	$13,465	$10,476
Available Cash Distribution	4,590	4,847	9,269	9,124
Personnel and overhead reimbursements	2,503	1,628	5,622	4,267
Office rent reimbursements	321	365	702	583
Acquisition expenses	298	404	1,191	1,170
Interest expense on deferred acquisition fees and loan from affiliate	129	206	280	442
	$14,687	$12,815	$30,529	$26,062
Acquisition Fees Capitalized:
Current acquisition fees	$1,351	$862	$1,355	$2,187
Deferred acquisition fees	682	364	690	1,218
	$2,033	$1,226	$2,045	$3,405

	June 30, 2014	December 31, 2013
Due to Affiliates:
Deferred acquisition fees, including interest	$9,446	$15,573
Asset management fees payable	2,284	1,972
Accounts payable	1,843	2,200
Reimbursable costs	425	264
Subordinated disposition fees	202	202
	$14,200	$20,211

Acquisition and Disposition Fees

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

CPA®:17 – Global 6/30/2014 10-Q – 9

Notes to Consolidated Financial Statements (Unaudited)

however, payment of such fees is subordinated to the 5% preferred return. These fees, which are paid at the discretion of our board of directors, are deferred and are payable to the advisor only in connection with a liquidity event.

Asset Management Fees and Available Cash Distribution

As defined in the advisory agreement, we pay the advisor asset management fees that vary based on the nature of the underlying investment. We pay 0.5% per annum of average market value for long-term net leases and certain other types of real estate investments, and 1.5% to 1.75% per annum of average equity value for certain types of securities. The asset management fees are payable in cash or shares of our common stock at the option of the advisor. If the advisor elects to receive all or a portion of its fees in shares, the number of shares issued is determined by dividing the dollar amount of fees by our most recently published estimated net asset value per share, or NAV, which was $9.50 as of December 31, 2013. For both 2014 and 2013, the advisor elected to receive its asset management fees in shares of our common stock. At June 30, 2014, the advisor owned 7,413,076 shares (2.3%) of our common stock. We also distribute to the advisor, depending on the type of investments we own, up to 10% of available cash of the Operating Partnership, referred to as the Available Cash Distribution, which is defined as cash generated from operations, excluding capital proceeds, as reduced by operating expenses and debt service, excluding prepayments and balloon payments. Asset management fees and Available Cash Distributions are included in Property expenses and Net income attributable to noncontrolling interests, respectively, in the consolidated financial statements.

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

Jointly-Owned Investments and Other Transactions with Affiliates

At June 30, 2014, we owned interests ranging from 7% to 85% in jointly-owned investments, with the remaining interests generally held by affiliates. We consolidate certain of these investments and account for the remainder under the equity method of accounting. We also owned interests in jointly-controlled tenancy-in-common interests in properties, which we account for under the equity method of accounting.

On March 31, 2014, we and our affiliate, Corporate Property Associates 18 – Global Incorporated, or CPA®:18 – Global, a publicly owned, non-listed REIT that is also advised by the advisor, acquired an office facility located in Warsaw, Poland through a jointly-owned investment for $147.9 million, of which our share was $74.0 million. This office facility is subject to multiple leases, of which Bank Pekao S.A. is the largest tenant and accounts for 98% of the contractual rent. We account for this investment under the equity method of accounting (Note 6).

CPA®:17 – Global 6/30/2014 10-Q – 10

Notes to Consolidated Financial Statements (Unaudited)

Note 4. Net Investments in Properties and Real Estate Under Construction

Real Estate

Real estate, which consists of land and buildings leased to others, at cost, and which are subject to operating leases, is summarized as follows (in thousands):

	June 30, 2014	December 31, 2013
Land	$525,783	$553,389
Buildings	1,902,223	1,848,926
Less: Accumulated depreciation	(156,019)	(129,051)
	$2,271,987	$2,273,264

During the six months ended June 30, 2014, we entered into a domestic investment, which was deemed to be a real estate acquisition because we entered into a new lease with the seller, for a manufacturing facility located in New Concord, Ohio at a cost of $4.4 million, including net lease intangible assets of $1.0 million (Note 7) and acquisition-related costs and fees of $0.4 million, which were capitalized.

Additionally, we acquired an investment in an office building and an adjacent plot of land located in Tucson, Arizona at a cost of $19.0 million, comprised primarily of land of $2.5 million, buildings of $11.2 million, net lease intangible assets of $6.0 million (Note 7), and a purchase option of $0.6 million to acquire an adjacent office building. We assumed a non-recourse mortgage loan of $10.3 million (Note 10). We deemed this investment to be a business combination because we assumed the existing lease on the property. In connection with this investment, we expensed acquisition-related costs and fees of $1.0 million, which are included in Acquisition expenses in the consolidated financial statements.

The impact on the carrying value of our Real estate due to the strengthening of the U.S. dollar relative to foreign currencies during the six months ended June 30, 2014 was a $5.6 million decrease from December 31, 2013 to June 30, 2014.

Operating Real Estate

Operating real estate, which consists primarily of our domestic hotel and self-storage operations, at cost, is summarized as follows (in thousands):

	June 30, 2014	December 31, 2013
Land	$66,066	$66,066
Buildings	205,670	217,304
Less: Accumulated depreciation	(18,244)	(15,354)
	$253,492	$268,016

Partial Sale

In December 2011, we entered into a contract with I Shops LLC, a real estate developer, to finance the renovation of a hotel and construction of a shopping center. Additionally, as a condition to providing the construction loan, we entered into a contract with the developer that grants us the option to acquire a 15% equity interest in the parent company that owns I Shops LLC. We consolidated I Shops LLC, which held title to the property that secured our loan, because we had (i) control over the decisions that most significantly impacted the developer’s economic performance and (ii) the obligation to absorb losses and right to receive benefits from I Shops LLC. The property included an operating hotel and vacant land. We accounted for the construction loan as real estate under construction. During 2013, the hotel renovation was completed and during 2013 and 2014 portions of the shopping center were placed into service. However, as of June 30, 2014, two retail properties remained under construction which we also have the option to purchase from I Shops LLC.

In April 2014, the developer repaid $68.3 million of the outstanding $84.6 million loan balance. The remaining balance of the loan relates to the two retail properties under construction. Upon substantial repayment of the loan, I Shops LLC no longer met the criteria for consolidation and was deconsolidated, with the exception of the two retail properties under construction. We expect to exchange the remaining loan balance for those properties when construction is completed.

CPA®:17 – Global 6/30/2014 10-Q – 11

Notes to Consolidated Financial Statements (Unaudited)

These transactions were accounted for as a partial sale resulting in a reduction in assets of $55.4 million, of which $27.9 million was included in Real estate, at cost, and $25.8 million was included in Operating real estate and $4.8 million was reclassified from Real estate, at cost, to Real estate under construction. We recognized a gain on disposition of real estate of $12.5 million associated with the completed hotel and portions of the shopping center that were transferred to the developer.

Real Estate Under Construction

The following table provides the activity of our Real estate under construction (in thousands):

	Six Months Ended	Year Ended
	June 30, 2014	December 31, 2013
Beginning balance	$127,935	$71,285
Capitalized funds	58,172	90,007
Placed into service	(57,131)	(42,225)
Capitalized interest	3,865	5,208
Building improvements and other	(78)	3,660
Ending balance	$132,763	$127,935

Capitalized Funds

During the six months ended June 30, 2014, total capitalized funds were primarily comprised of $43.6 million in construction draws related to five build-to-suit projects, $9.5 million for the initial funding of two new build-to-suit projects, and $4.8 million that was reclassified to Real estate under construction from Real estate, at cost as a result of the partial sale of I Shops LLC. This reclassification was made to account for the two retail properties that we will purchase once construction is completed. See discussion above under Partial Sale. The amount capitalized also included acquisition-related costs and fees of $1.6 million related to the two new build-to-suit projects.

During the year ended December 31, 2013, costs attributable to five ongoing build-to-suit projects comprised the balance of Real estate under construction, including capitalized acquisition-related costs and fees of $2.3 million.

Placed into Service

During the six months ended June 30, 2014, we placed into service two build-to-suit projects, of which one was completed and one was partially-completed, in the amount of $57.1 million. Of the total, $42.2 million was reclassified to Real estate, at cost and $14.9 million was reclassified to Operating real estate, at cost.

During the year ended December 31, 2013, we placed into service three build-to-suit projects, of which two were completed and one was partially-completed, in the amount of $42.2 million. Of the total, $26.1 million was reclassified to Real estate, at cost, and $12.6 million was reclassified to Operating real estate, at cost. The remaining $3.5 million was related to improvements on an existing building that was reclassified to Real estate, at cost, at December 31, 2013.

Capitalized Interest

Capitalized interest includes amortization of the mortgage discount and deferred financing costs and interest costs incurred during construction, totaling $3.9 million and $5.2 million for the six months ended June 30, 2014 and the year ended December 31, 2013, respectively.

Ending Balance

At June 30, 2014, we had four open build-to-suit projects. At December 31, 2013, we had three open build-to-suit projects. The aggregate unfunded commitment on the remaining open projects totaled approximately $19.9 million and $46.7 million at June 30, 2014 and December 31, 2013, respectively.

CPA®:17 – Global 6/30/2014 10-Q – 12

Notes to Consolidated Financial Statements (Unaudited)

Note 5. Finance Receivables

Assets representing rights to receive money on demand or at fixed or determinable dates are referred to as finance receivables. Our finance receivables portfolio consists of our Net investments in direct financing leases and Note receivable. Operating leases are not included in finance receivables as such amounts are not recognized as an asset in the consolidated financial statements.

Note Receivable

In December 2010, we provided financing of $40.0 million to China Alliance Properties Limited, a subsidiary of Shanghai Forte Land Co., Ltd, or Forte. The financing was provided through a collateralized loan that is guaranteed by Forte’s parent company, Fosun International Limited, and has an interest rate of 11% and matures in December 2015. At both June 30, 2014 and December 31, 2013, the balance of the note receivable was $40.0 million. Our Note receivable is included in Other assets, net in the consolidated financial statements.

Net Investment in Direct Financing Lease

During the six months ended June 30, 2014, we entered into a net lease financing transaction for a manufacturing facility located in Bluffton, Indiana for $3.7 million, including capitalized acquisition-related fees and expenses of $0.3 million.

Credit Quality of Finance Receivables

We generally seek investments in facilities that we believe are critical to a tenant’s business and that we believe have a low risk of tenant defaults. At both June 30, 2014 and December 31, 2013, none of the balances of our finance receivables were past due and we had not established any allowances for credit losses. Additionally, there were no modifications of finance receivables during the six months ended June 30, 2014 or the year ended December 31, 2013. We evaluate the credit quality of our finance receivables utilizing an internal five-point credit rating scale, with one representing the highest credit quality and five representing the lowest. The credit quality evaluation of our finance receivables was last updated in the second quarter of 2014.

A summary of our finance receivables by internal credit quality rating is as follows (dollars in thousands):

	Number of Tenants / Obligors at		Carrying Value
Internal Credit Quality Indicator	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
1	—	—	$—	$—
2	1	1	2,254	2,250
3	9	8	435,384	430,713
4	3	3	87,452	86,953
5	—	—	—	—
			$525,090	$519,916

At June 30, 2014 and December 31, 2013, Other assets, net included $0.6 million and $0.8 million, respectively, of accounts receivable related to amounts billed under these direct financing leases.

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

CPA®:17 – Global 6/30/2014 10-Q – 13

Notes to Consolidated Financial Statements (Unaudited)

The following table sets forth our ownership interests in our equity investments in real estate and their respective carrying values along with those ADC Arrangements that are recorded as equity investments (dollars in thousands):

		Ownership Interest at	Carrying Value at
Lessee/Equity Investee	Co-owner(s)	June 30, 2014	June 30, 2014	December 31, 2013
Shelborne Property Associates, LLC (a)	Third Party	33%	$142,695	$129,575
C1000 Logistiek Vastgoed B.V. (b) (c) (d)	WPC	85%	80,624	84,119
U-Haul Moving Partners, Inc. and Mercury Partners, LP	WPC	12%	42,181	43,051
Bank Pekao S.A. (b) (e)	CPA®:18 – Global	50%	36,545	—
Lineage Logistics Holdings LLC (f)	Third Party	7%	30,035	—
IDL Wheel Tenant, LLC (g)	Third Party	N/A	27,274	6,017
BPS Nevada, LLC	Third Party	15%	23,834	23,278
Madison Storage NYC, LLC and Veritas Group IX-NYC, LLC (h)	Third Party	45%	21,934	23,907
State Farm	CPA®:18 – Global	50%	20,987	20,913
Berry Plastics Corporation	WPC	50%	17,158	17,659
Tesco plc (b)	WPC	49%	17,020	17,965
Hellweg Die Profi-Baumärkte GmbH & Co. KG (b) (d)	WPC	37%	11,457	12,978
Agrokor 5 (b) (i)	CPA®:18 – Global	20%	11,359	19,217
Eroski Sociedad Cooperativa – Mallorca (b)	WPC	30%	9,502	9,639
Dick’s Sporting Goods, Inc.	WPC	45%	5,086	4,646
			$497,691	$412,964
___________

(a)
Represents a domestic ADC Arrangement that we account for under the equity method of accounting as the characteristics of the arrangement with the third-party developer are more similar to a jointly-owned investment or partnership rather than a loan. We consider this investment a VIE. We provided funding of $9.1 million to this investment during the six months ended June 30, 2014. At June 30, 2014, the unfunded balance on the loan related to this investment was $2.0 million. Additionally, during the six months ended June 30, 2014, capital contributions were made by our partners that resulted in income attributed to us of $6.5 million based upon the hypothetical liquidation at book value method of accounting.

(b)	The carrying value of this investment is affected by the impact of fluctuations in the exchange rate of the euro.

(c)
This investment represents a tenancy-in-common interest, whereby the property is encumbered by debt for which we are jointly and severally liable. For this investment, the co-obligor is WPC and the amount due under the arrangement was approximately $93.8 million and $95.6 million at June 30, 2014 and December 31, 2013, respectively. Of these amounts, $79.8 million and $81.3 million represent the amounts we agreed to pay and are included within the carrying value of this investment at June 30, 2014 and December 31, 2013, respectively.

(d)	The decrease in carrying value is primarily due to distributions made to us.

(e)
See Acquisition of Equity Investment below. Carrying value includes our share of the acquisition expenses and VAT paid. Additionally, a $54.6 million distribution was made to us representing our share of new financing obtained by the investment during three months ended June 30, 2014.

(f)	See Conversion to Equity Investment below.

(g)
Represents a domestic ADC Arrangement that we account for under the equity method of accounting as the characteristics of the arrangement with the third-party developer are more similar to a jointly-owned investment or partnership rather than a loan. We consider this investment a VIE. We provided funding of $21.3 million to this investment and capitalized $0.4 million of interest related to the loan during the six months ended June 30, 2014. At June 30, 2014, the unfunded balance on the loan related to this investment was $22.8 million.

(h)
In addition to our 45% equity interest, we have a 40% indirect economic interest in this investment based upon certain contractual arrangements with our partner in this entity that enable or could require us to purchase their interest.

(i)	The decrease in carrying value is primarily due to a distribution made to us as a result of new financing obtained by the investment.

We recognized net income from equity investments in real estate of $11.0 million and $1.7 million for the three months ended June 30, 2014 and 2013, respectively, and a net loss from equity investments in real estate of $7.7 million for the six months ended June 30, 2014 and net income from equity investments in real estate of $2.9 million for the six months ended June 30,

CPA®:17 – Global 6/30/2014 10-Q – 14

Notes to Consolidated Financial Statements (Unaudited)

2013. Net income or loss from equity investments is based on the hypothetical liquidation at book value model as well as certain depreciation and amortization adjustments related to basis differentials from acquisitions of certain investments. Aggregate distributions from our interests in other unconsolidated real estate investments were $12.8 million and $18.1 million for the six months ended June 30, 2014 and the year ended December 31, 2013, respectively. At June 30, 2014 and December 31, 2013, the unamortized basis differences on our equity investments were $23.9 million and $25.9 million, respectively. Net amortization of the basis differences reduced the carrying values of our equity investments by $1.0 million and $0.9 million for the three months ended June 30, 2014 and 2013, respectively, and reduced the carrying values of our equity investments by $1.9 million and $1.7 million for the six months ended June 30, 2014 and 2013, respectively.

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

Conversion to Equity Investment

In April 2014, we made a follow-on equity investment of $20.4 million, including acquisition-related fees and costs of $0.4 million, to our existing equity holdings in Lineage Logistics Holdings LLC, which was accounted for using the cost method of accounting. With our existing holdings, we were deemed to have a significant influence when we acquired our follow-on investment. As a result, we recorded the follow-on investment to Equity investments in real estate and reclassified our existing holdings, totaling $8.3 million, from Other assets, net to Equity investments in real estate during the six months ended June 30, 2014. Additionally, we recorded equity income of $1.4 million related to the investment for the three and six months ended June 30, 2014.

Note 7. Intangible Assets and Liabilities

In connection with our acquisitions of properties, we have recorded net lease intangibles that are being amortized over periods ranging from one year to 53 years. In addition, we have several ground leases that are being amortized over periods of up to 94 years. In-place lease intangibles are included in In-place lease intangible assets, net in the consolidated financial statements. Tenant relationship, above-market rent, below-market ground lease (as lessee) intangibles, and goodwill are included in Other intangible assets, net in the consolidated financial statements. Below-market rent and above-market ground lease (as lessor) intangibles are included in Below-market rent and other intangible liabilities, net in the consolidated financial statements.

In connection with our investment activity during the six months ended June 30, 2014, we have recorded net lease intangibles comprised as follows (life in years, dollars in thousands):

	Weighted-Average Life	Amount
Amortizable Intangible Assets
In-place lease	3.6	$6,753
Above-market rent	20.0	455
		$7,208
Amortizable Intangible Liabilities
Below-market rent	11.2	$(185)

CPA®:17 – Global 6/30/2014 10-Q – 15

Notes to Consolidated Financial Statements (Unaudited)

Intangible assets and liabilities are summarized as follows (in thousands):

	June 30, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable Intangible Assets
In-place lease	$544,633	$(98,942)	$445,691	$537,271	$(80,027)	$457,244
Above-market rent	97,315	(14,974)	82,341	97,109	(12,413)	84,696
Tenant relationship	13,514	(4,469)	9,045	13,552	(4,299)	9,253
Below-market ground leases	7,124	(139)	6,985	7,124	(79)	7,045
	662,586	(118,524)	544,062	655,056	(96,818)	558,238
Unamortizable Intangible Assets
Goodwill	342	—	342	4,062	—	4,062
Total intangible assets	$662,928	$(118,524)	$544,404	$659,118	$(96,818)	$562,300

Amortizable Intangible Liabilities
Below-market rent	$(113,076)	$10,873	$(102,203)	$(110,606)	$8,163	$(102,443)
Above-market ground lease	(1,145)	10	(1,135)	(157)	3	(154)
Total intangible liabilities	$(114,221)	$10,883	$(103,338)	$(110,763)	$8,166	$(102,597)

Net amortization of intangibles, including the effect of foreign currency translation, was $9.6 million and $8.5 million for the three months ended June 30, 2014 and 2013, respectively, and $19.1 million and $17.4 million for the six months ended June 30, 2014 and 2013, respectively. Amortization of below-market rent and above-market rent intangibles is recorded as an adjustment to Lease revenues, amortization of below-market ground lease intangibles is included in General and administrative expenses, and amortization of in-place lease, above-market ground lease, and tenant relationship intangibles is included in Depreciation and amortization.

Based on the intangible assets and liabilities recorded at June 30, 2014, scheduled annual net amortization of intangibles for the remainder of 2014, each of the next four calendar years following December 31, 2014, and thereafter is as follows (in thousands):

Years Ending December 31,	Net (Increase) Decrease in Rental Income	Increase to Amortization/Property Expense	Net
2014 (remaining)	$(143)	$19,123	$18,980
2015	(278)	36,666	36,388
2016	13	32,021	32,034
2017	236	29,354	29,590
2018	262	29,246	29,508
Thereafter	(19,953)	314,177	294,224
	$(19,863)	$460,587	$440,724

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

CPA®:17 – Global 6/30/2014 10-Q – 16

Notes to Consolidated Financial Statements (Unaudited)

Items Measured at Fair Value on a Recurring Basis

The methods and assumptions described below were used to estimate the fair value of each class of financial instrument. For significant Level 3 items, we have also provided the unobservable inputs along with their weighted-average ranges.

Derivative Assets — Our derivative assets, which are included in Other assets, net in the consolidated financial statements, are comprised of an interest rate cap, interest rate swaps, foreign currency collars, foreign currency forward contracts, stock warrants, embedded derivatives, and a swaption (Note 9). The interest rate cap, interest rate swaps, foreign currency collars, foreign currency forward contracts, and swaption were measured at fair value using readily observable market inputs, such as quotations on interest rates, and were classified as Level 2 as these instruments are custom, over-the-counter contracts with various bank counterparties that are not traded in an active market. The stock warrants and embedded derivatives were measured at fair value using internal valuation models that incorporate market inputs and our own assumptions about future cash flows. We classified these assets as Level 3 because these assets are not traded in an active market.

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

We did not have any transfers into or out of Level 1, Level 2, and Level 3 measurements during either the three or six months ended June 30, 2014 or 2013. Gains and losses (realized and unrealized) included in earnings are reported in Other income and (expenses) in the consolidated financial statements.

Our other financial instruments had the following carrying values and fair values as of the dates shown (in thousands):

		June 30, 2014		December 31, 2013
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-recourse debt (a)	3	$1,940,848	$1,991,018	$1,915,601	$1,944,865
Note receivable (a)	3	40,000	42,760	40,000	43,890
Deferred acquisition fees payable (b)	3	9,153	10,261	15,033	15,950
Other securities (c)	3	10,385	10,385	9,915	15,548
CMBS (d)	3	3,126	9,446	2,791	6,052
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

(c)
Amounts at June 30, 2014 primarily reflect our interest in a foreign debenture, which is included in Other assets, net in the consolidated financial statements. Amounts at December 31, 2013 reflect equity securities and an interest in a foreign debenture, both of which was included in Other assets, net in the consolidated financial statements. As of June 30, 2014, we converted the equity securities to an equity investment in real estate (Note 6).

(d)
The carrying value of our commercial mortgage-backed securities, or CMBS, is inclusive of accretion related to the estimated cash flows expected to be received. There were no purchases, sales, or impairment charges recognized during either the six months ended June 30, 2014 or 2013.

We estimated that our other financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values at both June 30, 2014 and December 31, 2013.

CPA®:17 – Global 6/30/2014 10-Q – 17

Notes to Consolidated Financial Statements (Unaudited)

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

We did not recognize any impairments for either the six months ended June 30, 2014 or 2013.

Note 9. Risk Management and Use of Derivative Financial Instruments

Risk Management

In the normal course of our ongoing business operations, we encounter economic risk. There are three main components of economic risk that impact us: interest rate risk, credit risk, and market risk. We are primarily subject to interest rate risk on our interest-bearing assets and liabilities. Credit risk is the risk of default on our operations and our tenants’ inability or unwillingness to make contractually required payments. Market risk includes changes in the value of our properties and related loans as well as changes in the value of our other investments due to changes in interest rates or other market factors. In addition, we own investments in Europe and in Asia and are subject to the risks associated with changing foreign currency exchange rates.

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

We measure derivative instruments at fair value and record them as assets or liabilities, depending on our rights or obligations under the applicable derivative contract. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. For a derivative designated and that qualified as a cash flow hedge, the effective portion of the change in fair value of the derivative is recognized in Other comprehensive (loss) income until the hedged item is recognized in earnings. For a derivative designated and that qualified as a net investment hedge, the effective portion of the change in the fair value and/or the net settlement of the derivative are reported in Other comprehensive loss as part of the cumulative foreign currency translation adjustment. Amounts are reclassified out of Other comprehensive (loss) income into earnings when the hedged investment is either sold or substantially liquidated. The ineffective portion of the change in fair value of any derivative is recognized directly in earnings.

CPA®:17 – Global 6/30/2014 10-Q – 18

Notes to Consolidated Financial Statements (Unaudited)

The following table sets forth certain information regarding our derivative instruments for the years presented (in thousands):

Derivatives Designated as Hedging Instruments		Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
	Balance Sheet Location	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Foreign currency forward contracts	Other assets, net	$1,801	$2,002	$—	$—
Interest rate swaps	Other assets, net	549	1,895	—	—
Foreign currency collars	Other assets, net	145	429	—	—
Foreign currency forward contracts	Accounts payable, accrued expenses and other liabilities	—	—	(11,818)	(11,928)
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	—	—	(15,287)	(12,911)
Derivatives Not Designated as Hedging Instruments
Embedded derivatives (a)	Accounts payable, accrued expenses and other liabilities	—	—	(599)	(2,164)
Embedded derivatives (b)	Other assets, net	2,295	2,314	—	—
Stock warrants (c)	Other assets, net	1,716	1,782	—	—
Foreign currency forward contract (d)	Other assets, net	1,402	1,521	—	—
Swaption (e)	Other assets, net	775	1,205	—	—
Total derivatives		$8,683	$11,148	$(27,704)	$(27,003)

___________

(a)
In connection with the ADC Arrangement with IDL Wheel Tenant, LLC, we agreed to fund a portion of the loan in the euro and we locked the euro to U.S. dollar exchange rate at $1.278 to the developer at the time of the transaction (Note 6). This component of the loan is deemed to be an embedded derivative that requires separate measurement.

(b)	In December 2013, there was an amendment to the loan commitment for the refinancing of Agrokor d.d., referred to as the Agrokor 4 portfolio, which provided for an effective net settlement provision.

(c)
As part of the purchase of an interest in Hellweg Die Profi-Baumärkte GmbH & Co. KG, or Hellweg 2, from our then affiliate, Corporate Property Associates 14 Incorporated, or CPA®:14, in May 2011, we acquired warrants from CPA®:14, which were granted by Hellweg 2 to CPA®:14. These warrants give us participation rights to any distributions made by Hellweg 2 and we are entitled to a cash distribution that equals a certain percentage of the liquidity event price of Hellweg 2 should a liquidity event occur.

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

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis on our consolidated financial statements. At both June 30, 2014 and December 31, 2013, no cash collateral had been posted nor received for any of our derivative positions.

CPA®:17 – Global 6/30/2014 10-Q – 19

Notes to Consolidated Financial Statements (Unaudited)

The following tables present the impact of our derivative instruments on the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized in Other Comprehensive Loss on Derivatives (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships	2014	2013	2014	2013
Interest rate cap (a)	$355	$298	$687	$565
Interest rate swaps	(2,502)	6,490	(4,421)	8,457
Foreign currency collars	(83)	(1,077)	(199)	(61)
Foreign currency forward contracts	400	(1,770)	(409)	3,435

Derivatives in Net Investment Hedging Relationships (b)
Foreign currency forward contracts	257	(847)	318	1,016
Total	$(1,573)	$3,094	$(4,024)	$13,412

	Amount of Gain (Loss) Reclassified from Other Comprehensive Loss into Income (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships	2014	2013	2014	2013
Interest rate cap	$(355)	$(298)	$(687)	$(565)
Interest rate swaps	(2,217)	(1,748)	(3,932)	(3,382)
Foreign currency collars (c)	118	523	194	941
Foreign currency forward contracts (c)	89	83	(100)	372
Total	$(2,365)	$(1,440)	$(4,525)	$(2,634)
 ___________

(a)
Includes gains attributable to noncontrolling interests of $0.2 million and $0.1 million for the three months ended June 30, 2014 and 2013, respectively, and $0.3 million for both the six months ended June 30, 2014 and 2013, respectively.

(b)
The effective portion of the change in fair value and the settlement of these contracts are reported in the foreign currency translation adjustment section of Other comprehensive (loss) income until the underlying investment is sold, at which time we reclassify the gain or loss to earnings.

(c)
Gains (losses) reclassified from Other comprehensive (loss) income into income (loss) for contracts and collars that have matured are included in Other income and (expenses) in the consolidated financial statements.

		Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives Not in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended June 30,		Six Months Ended June 30,
		2014	2013	2014	2013
Embedded credit derivatives	Other income and (expenses)	$163	$(394)	$281	$554
Foreign currency forward contracts	Other income and (expenses)	(56)	199	(118)	762
Stock warrants	Other income and (expenses)	(66)	—	(66)	165
Swaption	Other income and (expenses)	(172)	179	(430)	179
Interest rate swaps (a)	Interest expense	53	76	124	179
Total		$(78)	$60	$(209)	$1,839
___________

(a)	Relates to the ineffective portion of the hedging relationship.

See below for information on our purposes for entering into derivative instruments and for information on derivative instruments owned by unconsolidated investments, which are excluded from the tables above.

CPA®:17 – Global 6/30/2014 10-Q – 20

Notes to Consolidated Financial Statements (Unaudited)

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

The interest rate swaps, cap, and swaption that we had outstanding on our consolidated subsidiaries at June 30, 2014 are summarized as follows (currency in thousands):

Interest Rate Derivatives	Number of Instruments	Notional Amount	Fair Value at June 30, 2014 (a)
Interest rate cap (b)	1	$113,842	$—
Interest rate swaps	6	€186,099	(9,575)
Interest rate swaps	12	$209,154	(5,163)
Swaption	1	$13,230	775
			$(13,963)
____________

(a)	Fair value amount is based on the exchange rate of the euro at June 30, 2014, as applicable.

(b)
The applicable interest rate of the related debt was 2.7%, which was below the interest rate of the cap of 4.0% at June 30, 2014. The notional amount of $51.2 million attributable to the noncontrolling interest is included in this cap and there is no fair value.

The interest rate swap that one of our unconsolidated jointly-owned investments had outstanding at June 30, 2014 and was designated as cash flow hedge is summarized as follows (currency in thousands):

Interest Rate Derivative	Ownership Interest in Investee at June 30, 2014	Number of Instruments	Notional Amount	Fair Value at June 30, 2014 (a)
Interest rate swap	85%	1	€12,001	$(500)
____________

(a)	Fair value amount is based on the exchange rate of the euro at June 30, 2014.

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

CPA®:17 – Global 6/30/2014 10-Q – 21

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the foreign currency derivative contracts we had outstanding and their designations at June 30, 2014 (currency in thousands):

Foreign Currency Derivatives	Number of Instruments	Notional Amount	Fair Value at June 30, 2014 (a)
Designated as Cash Flow Hedging Instruments
Foreign currency collars	1	€4,468	$145
Foreign currency forward contracts	105	€209,723	(9,573)
Foreign currency forward contracts	14	¥650,343	1,556
Designated as Net Investment Hedging Instruments
Foreign currency forward contracts	1	€45,000	(2,000)
Not Designated as Hedging Instruments
Foreign currency forward contracts	1	¥610,129	1,402
			$(8,470)
___________

(a)	Fair value amounts are based on the applicable exchange rate of the euro or the Japanese yen at June 30, 2014.

Other

Amounts reported in Other comprehensive income (loss) related to interest rate swaps will be reclassified to Interest expense as interest payments are made on our variable-rate debt. Amounts reported in Other comprehensive income (loss) related to foreign currency derivative contracts will be reclassified to Other income and (expenses) when the hedged foreign currency proceeds from foreign operations are repatriated to the U.S. At June 30, 2014, we estimate that an additional $7.5 million, inclusive of amounts attributable to noncontrolling interests of $0.1 million, and $1.3 million will be reclassified as interest expense and other income, respectively, during the next 12 months.

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of collateral received, if any. No collateral was received as of June 30, 2014. At June 30, 2014, our total credit exposure was $1.8 million, inclusive of noncontrolling interest, and the maximum exposure to any single counterparty was $1.3 million.

Some of the agreements we have with our derivative counterparties contain certain credit contingent provisions that could result in a declaration of default against us regarding our derivative obligations if we either default or are capable of being declared in default on certain of our indebtedness. At June 30, 2014, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives that were in a net liability position was $27.9 million and $25.1 million at June 30, 2014 and December 31, 2013, respectively, which included accrued interest and any adjustment for nonperformance risk. If we had breached any of these provisions at either June 30, 2014 or December 31, 2013, we could have been required to settle our obligations under these agreements at their aggregate termination value of $29.7 million and $27.1 million, respectively.

Portfolio Concentration Risk

Concentrations of credit risk arise when a number of tenants are engaged in similar business activities or have similar economic risks or conditions that could cause them to default on their lease obligations to us. We regularly monitor our portfolio to assess potential concentrations of credit risk. While we believe our portfolio is reasonably well diversified, it does contain concentrations in excess of 10%, based on the percentage of our contractual minimum annualized base rent for the second quarter of 2014, in certain areas. There were no significant changes to our portfolio concentrations at June 30, 2014 as compared to December 31, 2013.

CPA®:17 – Global 6/30/2014 10-Q – 22

Notes to Consolidated Financial Statements (Unaudited)

Information about Geographic Areas

Our portfolio is comprised of domestic and international investments. At the end of the reporting period, our international investments were comprised of investments primarily in Europe and, to a lesser extent, Asia. With the exception of Italy, no other country comprised more than 10% of our total lease revenues or total long-lived assets at June 30, 2014. Foreign currency exposure and risk management are discussed above. The following tables present information about our investments on a geographic basis (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Domestic
Revenues	$68,920	$63,988	$139,978	$125,851
Income from continuing operations before income taxes and after gain on sale of real estate, net of tax	34,241	11,862	42,842	23,721
Net income attributable to noncontrolling interests	(7,443)	(7,695)	(14,966)	(14,818)
Net income attributable to CPA®:17 – Global	26,296	2,594	26,588	7,389
Italy
Revenues	$7,859	$7,859	$15,950	$15,275
Income from continuing operations before income taxes and after gain on sale of real estate, net of tax	1,922	1,922	3,885	3,859
Net income attributable to noncontrolling interests	—	—	—	—
Net income attributable to CPA®:17 – Global	1,922	1,922	3,823	3,858
Other International
Revenues	$22,007	$17,144	$44,008	$34,591
Income from continuing operations before income taxes and after gain on sale of real estate, net of tax	10,462	7,442	16,898	16,344
Net income attributable to noncontrolling interests	(197)	(237)	(351)	(401)
Net income attributable to CPA®:17 – Global	8,103	8,287	14,536	16,380
Total
Revenues	$98,786	$88,991	$199,936	$175,717
Income from continuing operations before income taxes and after gain on sale of real estate, net of tax	46,625	21,226	63,625	43,924
Net income attributable to noncontrolling interests	(7,640)	(7,932)	(15,317)	(15,219)
Net income attributable to CPA®:17 – Global	36,321	12,803	44,947	27,627

	June 30, 2014	December 31, 2013
Domestic
Long-lived assets (a)	$2,405,834	$2,195,465
Non-recourse debt	1,331,765	1,319,094
Italy
Long-lived assets (a)	$337,303	$343,876
Non-recourse debt	220,942	223,937
Other International
Long-lived assets (a)	$897,886	$1,022,754
Non-recourse debt	388,141	372,570
Total
Long-lived assets (a)	$3,641,023	$3,562,095
Non-recourse debt	1,940,848	1,915,601
___________

(a)	Consists of Net investments in real estate.

For the six months ended June 30, 2014, the following tenants represent 5% or more of total lease revenues:

•	Metro Cash & Carry Italia S.p.A;

•	The New York Times Company; and

CPA®:17 – Global 6/30/2014 10-Q – 23

Notes to Consolidated Financial Statements (Unaudited)

•	General Parts Inc., Golden State Supply LLC, Straus-Frank Enterprises LLC, General Parts Distribution LLC and Worldpac Inc.

Note 10. Non-Recourse Debt

Non-recourse debt consists of mortgage notes payable, which are collateralized by the assignment of real estate properties with an aggregate carrying value of $2.9 billion at both June 30, 2014 and December 31, 2013. At June 30, 2014, our mortgage notes payable bore interest at fixed annual rates ranging from 2.0% to 8.0% and variable contractual annual rates ranging from 2.7% to 6.1%, with maturity dates ranging from 2014 to 2039.

During the six months ended June 30, 2014, we obtained three new non-recourse mortgage financings totaling $29.7 million with a weighted-average annual interest rate and term of 4.4% and six years, respectively, of which $26.0 million related to investments we acquired during prior years and $3.7 million related to an investment we acquired during the current year period. We also assumed a non-recourse mortgage loan of $10.3 million, including unamortized premium of $1.3 million, in connection with a new investment acquired during the six months ended June 30, 2014. Additionally, we refinanced one non-recourse mortgage loan of $19.4 million with new financing of $22.9 million with an annual interest rate and term of 7.3% and 14 years, respectively, and recognized a $0.3 million loss on the extinguishment of the refinanced debt.

Scheduled Debt Principal Payments

Scheduled debt principal payments during the remainder of 2014, each of the next four calendar years following December 31, 2014, and thereafter are as follows (in thousands):

Years Ending December 31,	Total
2014 (remainder)	$18,526
2015	73,511
2016	299,894
2017	365,025
2018	156,632
Thereafter through 2038	1,030,952
1,944,540
Unamortized discount, net	(3,692)
Total	$1,940,848

Certain amounts in the table above are based on the applicable foreign currency exchange rate at June 30, 2014. The impact on the carrying value of our Non-recourse debt due to the strengthening of the U.S. dollar relative to foreign currencies during the six months ended June 30, 2014 was a decrease of $2.9 million from December 31, 2013 to June 30, 2014.

Note 11. Commitments and Contingencies

At June 30, 2014, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations. See Note 4 for unfunded construction commitments.

CPA®:17 – Global 6/30/2014 10-Q – 24

Notes to Consolidated Financial Statements (Unaudited)

Note 12. Equity

Reclassifications Out of Accumulated Other Comprehensive Loss

The following tables present a reconciliation of changes in accumulated other comprehensive loss by component for the periods presented (in thousands):

	Three Months Ended June 30, 2014
	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Appreciation (Depreciation) on Marketable Securities	Foreign Currency Translation Adjustments	Total
Beginning balance	$(28,179)	$(367)	$19,309	$(9,237)
Other comprehensive (loss) income before reclassifications	(3,937)	23	(6,042)	(9,956)
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	2,572	—	—	2,572
Other income and (expenses)	(207)	—	—	(207)
Total	2,365	—	—	2,365
Net current-period Other comprehensive (loss) income	(1,572)	23	(6,042)	(7,591)
Net current-period Other comprehensive (income) loss attributable to noncontrolling interests	(160)	—	93	(67)
Ending balance	$(29,911)	$(344)	$13,360	$(16,895)

	Three Months Ended June 30, 2013
	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Appreciation (Depreciation) on Marketable Securities	Foreign Currency Translation Adjustments	Total
Beginning balance	$(15,690)	$(446)	$(34,125)	$(50,261)
Other comprehensive income before reclassifications	1,654	23	8,612	10,289
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	2,046	—	—	2,046
Other income and (expenses)	(606)	—	—	(606)
Total	1,440	—	—	1,440
Net current-period Other comprehensive income	3,094	23	8,612	11,729
Net current-period Other comprehensive (income) loss attributable to noncontrolling interests	(134)	—	(123)	(257)
Ending balance	$(12,730)	$(423)	$(25,636)	$(38,789)

CPA®:17 – Global 6/30/2014 10-Q – 25

Notes to Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30, 2014
	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Appreciation (Depreciation) on Marketable Securities	Foreign Currency Translation Adjustments	Total
Beginning balance	$(25,579)	$(391)	$20,695	$(5,275)
Other comprehensive (loss) income before reclassifications	(8,548)	47	(7,432)	(15,933)
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	4,619	—	—	4,619
Other income and (expenses)	(94)	—	—	(94)
Total	4,525	—	—	4,525
Net current-period Other comprehensive (loss) income	(4,023)	47	(7,432)	(11,408)
Net current-period Other comprehensive (income) loss attributable to noncontrolling interests	(309)	—	97	(212)
Ending balance	$(29,911)	$(344)	$13,360	$(16,895)

	Six Months Ended June 30, 2013
	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Appreciation (Depreciation) on Marketable Securities	Foreign Currency Translation Adjustments	Total
Beginning balance	$(25,888)	$(470)	$(9,008)	$(35,366)
Other comprehensive income (loss) before reclassifications	10,778	47	(16,863)	(6,038)
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	3,947	—	—	3,947
Other income and (expenses)	(1,313)	—	—	(1,313)
Total	2,634	—	—	2,634
Net current-period Other comprehensive income (loss)	13,412	47	(16,863)	(3,404)
Net current-period Other comprehensive (income) loss attributable to noncontrolling interests	(254)	—	235	(19)
Ending balance	$(12,730)	$(423)	$(25,636)	$(38,789)

Distributions Declared

During the second quarter of 2014, we declared a quarterly distribution of $0.1625 per share, which was paid on July 15, 2014 to the stockholders of record on June 30, 2014, in the amount of $52.5 million.

CPA®:17 – Global 6/30/2014 10-Q – 26

Notes to Consolidated Financial Statements (Unaudited)

Note 13. Property Dispositions and Discontinued Operations

From time to time, we may decide to sell a property. We have an active capital recycling program in which we extend the average lease term through reinvestment, improve portfolio credit quality through dispositions and acquisitions of assets, increase the asset criticality factor in our portfolio and execute strategic dispositions of assets. We may make a decision to dispose of a property when it is vacant as a result of tenants vacating space, tenants electing not to renew their leases, tenant insolvency, or lease rejection in the bankruptcy process. In such cases, we assess whether we can obtain the highest value from the property by selling it, as opposed to re-leasing it. We may also sell a property when we receive an unsolicited offer or negotiate a price for an investment that is consistent with our strategy for that investment. For those properties sold prior to January 1, 2014, the current and prior period results of operations of the property have been reclassified as discontinued operations under current accounting guidance (Note 2).

Property Dispositions Included in Continuing Operations

During the six months ended June 30, 2014, we recognized a partial sale of a retail project and recognized a gain on disposition of real estate of $12.5 million (Note 4).

Property Dispositions Included in Discontinued Operations

The results of operations for properties that have been sold prior to January 1, 2014, and with which we have no continuing involvement, are reflected in the consolidated financial statements as discontinued operations and are summarized as follows (in thousands, net of tax):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$—	$1,257	$—	$2,378
Expenses	—	(994)	—	(1,886)
Income from discontinued operations	$—	$263	$—	$492

In October 2013, we sold a hotel for $20.0 million, net of selling costs, and recognized a gain on the sale of $8.0 million. We repaid the related outstanding non-recourse mortgage loan of $5.1 million at the time of the sale and recognized a loss on the extinguishment of debt of $1.0 million.

CPA®:17 – Global 6/30/2014 10-Q – 27

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

Portfolio Overview

We intend to continue to acquire a diversified portfolio of income-producing commercial properties and other real estate-related assets as we use the remaining net proceeds from our follow-on offering. We expect to make these investments both domestically and outside of the U.S. Portfolio information is provided on a consolidated basis to facilitate the review of our accompanying consolidated financial statements. In addition, we provide such information on a pro rata basis to better illustrate the economic impact of our various net-leased jointly-owned investments.

Portfolio Summary

	June 30, 2014	December 31, 2013
Number of net-leased properties	358	352
Number of operating properties (a)	75	75
Number of tenants (b)	108	99
Total square footage (in thousands) (c)	39,985	39,665
Occupancy (b)	100.0%	100.0%
Average lease term (in years) (b)	14.4	15.3
Number of countries	10	10
Total assets (in thousands) (d)	$4,723,586	$4,713,369
Total real estate assets (in thousands) (d) (e)	3,641,023	3,562,095

	Six Months Ended June 30,
	2014	2013
Acquisition volume — consolidated (in millions) (d) (f)	$61.8	$100.6
Acquisition volume — pro rata (in millions) (c)	156.1	181.8
Financing obtained — consolidated (in millions) (d) (g)	52.6	118.4
Financing obtained — pro rata (in millions) (c) (g)	79.5	196.1
Average U.S. dollar/euro exchange rate (h)	1.3712	1.3135
Change in the U.S. CPI (i)	2.3%	1.7%

CPA®:17 – Global 6/30/2014 10-Q – 28

__________

(a)
Operating properties are primarily comprised of full or partial ownership interests in 71 self-storage properties and two shopping centers, all of which are managed by third parties. One of the shopping centers is accounted for under the equity method of accounting and the other shopping center is a build-to-suit project under construction.

(b)	Excludes operating properties.

(c)	Represents pro rata basis. See terms and definitions below for a description of pro rata amounts.

(d)	Represents consolidated basis.

(e)	Represents Net investments in real estate.

(f)	Includes build-to-suit transactions, which are reflected as the total commitment for the build-to-suit funding.

(g)
Financing obtained during the six months ended June 30, 2014 included a refinancing of $22.9 million. No debt was refinanced during the six months ended June 30, 2013. Financing on a pro rata basis includes our share of the non-recourse mortgage financings related to Bank Pekao S.A. and Agrokor 5 (Note 6).

(h)
The average conversion rate for the U.S. dollar in relation to the euro increased during the six months ended June 30, 2014 as compared to the same period in 2013, resulting in a positive impact on earnings in the current year period for our euro-denominated investments.

(i)	Many of our domestic lease agreements include contractual increases indexed to the change in the U.S. Consumer Price Index, or CPI.

Net-Leased Portfolio

Top Ten Tenants by Rent
(in thousands, except percentages)

	Consolidated		Pro Rata (b)
Tenant/Lease Guarantor	ABR (a)	Percent	ABR (a)	Percent
Metro Cash & Carry Italia S.p.A. (c)	$31,367	11%	$31,367	10%
The New York Times Company	26,057	9%	14,331	4%
Agrokor d.d. (c)	25,972	9%	27,507	8%
General Parts Inc., Golden State Supply LLC, Straus-Frank Enterprises LLC, General Parts Distribution LLC and Worldpac Inc.	17,653	6%	17,653	5%
KBR, Inc.	13,956	5%	13,956	4%
Blue Cross and Blue Shield of Minnesota, Inc.	11,732	4%	11,732	4%
Eroski Sociedad Cooperativa (c)	11,189	4%	11,997	4%
DTS Distribuidora de Television Digital SA (c)	9,662	3%	9,662	3%
Terminal Freezers, LLC	9,041	3%	9,041	3%
RLJ-McLarty-Landers Automotive Holdings, LLC	6,546	2%	6,544	2%
Total	$163,175	56%	$153,790	47%

Weighted-Average Lease Term for Portfolio:			14.4	years
__________

(a)	Contractual minimum annualized based rent, or ABR, excludes all operating properties and is presented as of June 30, 2014. See terms and definitions below for a description of ABR.

(b)	See terms and definitions below for a description of pro rata amounts.

(c)	Rent amounts are subject to fluctuations in foreign currency exchange rates.

CPA®:17 – Global 6/30/2014 10-Q – 29

Portfolio Diversification by Geography and Property Type
(in thousands, except percentages)

	Consolidated		Pro Rata (b)
Region	ABR (a)	Percent	ABR (a)	Percent
U.S.
East	$51,730	18%	$39,390	12%
South	51,526	18%	56,945	18%
Midwest	48,320	16%	53,256	16%
West	27,849	9%	28,818	9%
U.S. Total	179,425	61%	178,409	55%

International
Italy	31,367	11%	31,367	10%
Croatia	25,972	9%	27,507	8%
Spain	20,851	7%	21,659	7%
Poland	11,361	4%	16,552	5%
Germany	10,796	4%	20,815	6%
Netherlands	3,075	1%	17,043	5%
Other (c)	9,078	3%	12,682	4%
International Total	112,500	39%	147,625	45%

Total	$291,925	100%	$326,034	100%

	Consolidated		Pro Rata (b)
Property Type	ABR (a)	Percent	ABR (a)	Percent
Office	$94,387	32%	$90,558	28%
Warehouse/Distribution	66,812	23%	86,094	26%
Retail	61,339	21%	75,471	23%
Industrial	47,167	16%	47,538	15%
Other (d)	22,220	8%	26,373	8%
Total	$291,925	100%	$326,034	100%
________

(a)	ABR excludes all operating properties and is presented as of June 30, 2014. See terms and definitions below for a description of ABR.

(b)	See terms and definitions below for a description of pro rata amounts.

(c)	Consolidated includes ABR from tenants in Japan and the United Kingdom. Pro Rata includes ABR from the aforementioned countries and Hungary.

(d)
Consolidated includes ABR from tenants with the following property types: education, automotive dealership, and sports. Pro Rata includes ABR from the aforementioned property types in addition to self-storage and land.

CPA®:17 – Global 6/30/2014 10-Q – 30

Portfolio Diversification by Tenant Industry
(in thousands, except percentages)

	Consolidated		Pro Rata (b)
Industry Type (c)	ABR (a)	Percent	ABR (a)	Percent
Retail Trade	$72,264	25%	$86,370	26%
Media: Printing and Publishing	38,448	13%	26,722	8%
Grocery	37,177	13%	57,181	18%
Transportation - Cargo	15,493	5%	15,405	5%
Construction and Building	14,000	5%	14,000	4%
Healthcare, Education, and Childcare	11,755	4%	11,755	4%
Insurance	11,732	4%	15,211	5%
Business and Commercial Services	11,254	4%	11,254	3%
Machinery	10,610	4%	10,610	3%
Electronics	10,192	3%	8,874	3%
Beverages, Food, and Tobacco	8,735	3%	8,735	3%
Automobile	7,972	3%	6,712	2%
Leisure, Amusement, and Entertainment	7,672	3%	7,672	2%
Chemicals, Plastics, Rubber, and Glass	6,046	2%	9,638	3%
Consumer Services	5,672	2%	5,672	2%
Consumer Non-durable Goods	4,912	2%	4,912	2%
Banking	4,605	1%	9,716	3%
Transportation - Personal	2,626	1%	4,080	1%
Buildings and Real Estate	995	—%	3,696	1%
Other (d)	9,765	3%	7,819	2%
	$291,925	100%	$326,034	100%
__________

(a)	ABR excludes all operating properties and is presented as of June 30, 2014. See terms and definitions below for a description of ABR.

(b)	See terms and definitions below for a description of pro rata amounts.

(c)	Based on the Moody’s Investors Service, Inc. classification system and information provided by the tenant.

(d)
Includes ABR from tenants in the following industries: textiles, leather and apparel, mining, metals, and primary metal industries, forest products and paper, hotels and gaming, finance, consumer and durable goods, and telecommunications.

CPA®:17 – Global 6/30/2014 10-Q – 31

Lease Expirations - Pro Rata
(in thousands, except percentages and number of leases)

	Consolidated			Pro Rata (b)
Year of Lease Expiration	Number of Leases Expiring	ABR (a)	Percent	Number of Leases Expiring	ABR (a)	Percent
Remaining 2014	1	$84	—%	1	$84	—%
2015	10	340	—%	10	342	—%
2016	10	3,140	1%	10	3,189	1%
2017	4	574	—%	4	574	—%
2018	6	26,180	9%	6	14,483	4%
2019	3	342	—%	3	342	—%
2020	2	121	—%	2	120	—%
2021	3	1,662	1%	3	1,161	—%
2022	2	2,923	1%	2	4,348	1%
2023	2	76	—%	2	5,187	2%
2024	8	12,333	4%	8	18,103	6%
2025	11	11,370	4%	11	11,370	3%
2026	16	13,620	5%	16	27,589	9%
2027	23	31,088	11%	23	31,088	10%
Thereafter	83	188,072	64%	83	208,054	64%
	184	$291,925	100%	184	$326,034	100%
__________

(a)	ABR excludes all operating properties and is presented as of June 30, 2014. See terms and definitions below for a description of ABR.

(b)	See terms and definitions below for a description of pro rata amounts.

Self-Storage Summary

Self-storage properties have an average occupancy rate of 84% at June 30, 2014. As of June 30, 2014, our self-storage portfolio was comprised as follows (square footage in thousands):

State	Number of Properties	Square Footage
California	29	2,079
Illinois	13	900
Florida	7	486
Texas	5	437
Hawaii	4	259
Louisiana	3	196
Georgia	2	79
Alabama	1	130
North Carolina	1	80
Mississippi	1	61
Consolidated Total	66	4,707
New York	5	272
Pro Rata Total	71	4,979

CPA®:17 – Global 6/30/2014 10-Q – 32

Terms and Definitions

Pro Rata Metrics

The portfolio information above contains certain metrics prepared under the pro rata consolidation method. We refer to these metrics as pro rata metrics. We have a number of investments, usually with our affiliates, in which our economic ownership is less than 100%. Under the full consolidation method, we report 100% of the assets, liabilities, revenues, and expenses of those investments that are deemed to be under our control or for which we are deemed to be the primary beneficiary, even if our ownership is less than 100%. Also, for all other jointly-owned investments, we report our net investment and our net income or loss from that investment. Under the pro rata consolidation method, we generally present our proportionate share, based on our economic ownership of these jointly-owned investments, of the assets, liabilities, revenues, and expenses of those investments.

ABR

ABR represents contractual minimum annualized base rent for our net-leased properties. ABR is not applicable to operating properties.

Financial Highlights
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Total revenues	$98,786	$88,991	$199,936	$175,717
Net income attributable to CPA®:17 – Global	36,321	12,803	44,947	27,627

Cash distributions paid	52,042	50,208	103,611	96,621

Net cash provided by operating activities			101,670	93,752
Net cash used in investing activities			(95,400)	(147,288)
Net cash (used in) provided by financing activities			(65,721)	29,384

Supplemental financial measures:
Funds from operations (a)	64,353	38,856	103,780	79,076
Modified funds from operations (a)	60,336	35,016	100,392	69,424
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

Total revenues, Net income attributable to CPA®:17 – Global, Net cash provided by operating activities, FFO, and MFFO all increased for the three and six months ended June 30, 2014 as compared to the same periods in 2013, primarily reflecting the increase in the number of our investments during 2014 and 2013.

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

CPA®:17 – Global 6/30/2014 10-Q – 33

The following table presents the comparative results of operations (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
Revenues
Lease revenues	$77,646	$69,704	$7,942	$154,290	$138,482	$15,808
Operating property revenues	13,837	13,310	527	30,604	26,386	4,218
Reimbursable tenant costs	5,735	4,038	1,697	11,997	7,516	4,481
Interest income and other	1,568	1,939	(371)	3,045	3,333	(288)
	21,140	19,287	1,853	45,646	37,235	8,411
	98,786	88,991	9,795	199,936	175,717	24,219
Operating Expenses
Depreciation and amortization
Net-leased properties	22,144	18,562	3,582	43,846	37,390	6,456
Operating properties	3,472	4,254	(782)	7,610	8,302	(692)
	25,616	22,816	2,800	51,456	45,692	5,764
Property expenses
Asset management fees	6,846	5,365	1,481	13,465	10,476	2,989
Operating properties	6,618	8,913	(2,295)	16,045	17,423	(1,378)
Reimbursable tenant costs	5,735	4,038	1,697	11,997	7,516	4,481
Net-leased properties	3,170	2,936	234	6,216	5,084	1,132
	22,369	21,252	1,117	47,723	40,499	7,224
General and administrative	5,108	4,220	888	11,309	9,748	1,561
Acquisition expenses	272	724	(452)	1,401	1,795	(394)
	53,365	49,012	4,353	111,889	97,734	14,155

Net Operating Income	45,421	39,979	5,442	88,047	77,983	10,064

Other Income and Expenses
Interest expense	(23,264)	(21,844)	(1,420)	(46,593)	(43,661)	(2,932)
Net income from equity investments in real estate	10,974	1,733	9,241	7,725	2,867	4,858
Other income and (expenses)	946	1,358	(412)	1,898	6,154	(4,256)
	(11,344)	(18,753)	7,409	(36,970)	(34,640)	(2,330)
Income from continuing operations before gain on sale of real estate, net of tax	34,077	21,226	12,851	51,077	43,343	7,734
Provision for income taxes	(2,664)	(754)	(1,910)	(3,361)	(1,570)	(1,791)
Income from continuing operations	31,413	20,472	10,941	47,716	41,773	5,943
Income from discontinued operations, net of tax	—	263	(263)	—	492	(492)
Gain on sale of real estate, net of tax	12,548	—	12,548	12,548	581	11,967
Net Income	43,961	20,735	23,226	60,264	42,846	17,418
Net income attributable to noncontrolling interests	(7,640)	(7,932)	292	(15,317)	(15,219)	(98)
Net Income Attributable to CPA®:17 – Global	$36,321	$12,803	$23,518	$44,947	$27,627	$17,320
MFFO	$60,336	$35,016	$25,320	$100,392	$69,424	$30,968

CPA®:17 – Global 6/30/2014 10-Q – 34

Lease Composition and Leasing Activities

As of June 30, 2014, approximately 54.8% of our net leases, based on ABR, provide for adjustments based on formulas indexed to changes in the CPI, or other similar indices for the jurisdiction in which the property is located, some of which have caps and/or floors. In addition, 44.7% of our net leases on that same basis have fixed rent adjustments, for which ABR is scheduled to increase by an average of 1.3% in the next 12 months. We own international investments and, therefore, lease revenues from these investments are subject to fluctuations in exchange rate movements in foreign currencies, primarily the euro.

During the three and six months ended June 30, 2014, we extended two leases with existing tenants totaling 2,466 square feet of leased space. The average new rent for these leases was $19.65 per square foot and the average former rent was $19.16 per square foot. There were no tenant improvement allowances or concessions related to these leases. During the three months ended June 30, 2013, we did not modify any existing leases.

During the six months ended June 30, 2013, we modified one existing lease with an existing tenant to add approximately 1.0 million square feet of leased space at the same rental rate per square foot. The average rent for this lease was $3.22 per square foot. There were no tenant improvement allowances or concessions related to this lease.

CPA®:17 – Global 6/30/2014 10-Q – 35

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
Same Store Net-leased Properties
Lease revenues	$69,806	$68,140	$1,666	$139,287	$136,168	$3,119
Depreciation and amortization	(18,599)	(18,241)	(358)	(37,189)	(36,841)	(348)
Property expenses	(2,605)	(2,903)	298	(4,999)	(5,053)	54
Property level contribution	48,602	46,996	1,606	97,099	94,274	2,825

Recently Acquired Net-leased Properties
Lease revenues	7,840	1,564	6,276	15,003	2,314	12,689
Depreciation and amortization	(3,545)	(321)	(3,224)	(6,657)	(549)	(6,108)
Property expenses	(565)	(33)	(532)	(1,217)	(31)	(1,186)
Property level contribution	3,730	1,210	2,520	7,129	1,734	5,395

Operating Properties
Revenues	11,608	9,461	2,147	22,689	18,756	3,933
Property expenses	(4,758)	(4,400)	(358)	(9,490)	(8,444)	(1,046)
Depreciation and amortization	(3,368)	(3,825)	457	(6,873)	(7,873)	1,000
Property level contribution	3,482	1,236	2,246	6,326	2,439	3,887

Properties Sold
Revenues	2,229	3,849	(1,620)	7,915	7,630	285
Property expenses	(1,860)	(4,513)	2,653	(6,555)	(8,979)	2,424
Depreciation and amortization	(104)	(429)	325	(737)	(429)	(308)
Property level contribution	265	(1,093)	1,358	623	(1,778)	2,401

Total Property Level Contribution
Lease revenues	77,646	69,704	7,942	154,290	138,482	15,808
Property expenses	(3,170)	(2,936)	(234)	(6,216)	(5,084)	(1,132)
Operating property revenues	13,837	13,310	527	30,604	26,386	4,218
Operating property expenses	(6,618)	(8,913)	2,295	(16,045)	(17,423)	1,378
Depreciation and amortization	(25,616)	(22,816)	(2,800)	(51,456)	(45,692)	(5,764)
Property Level Contribution	56,079	48,349	7,730	111,177	96,669	14,508
Add other income:
Non-rent related revenue and other	1,568	1,939	(371)	3,045	3,333	(288)
Less other expenses:
Asset management fees	(6,846)	(5,365)	(1,481)	(13,465)	(10,476)	(2,989)
Acquisition expenses	(272)	(724)	452	(1,401)	(1,795)	394
General and administrative	(5,108)	(4,220)	(888)	(11,309)	(9,748)	(1,561)
Net Operating Income	$45,421	$39,979	$5,442	$88,047	$77,983	$10,064

CPA®:17 – Global 6/30/2014 10-Q – 36

Same Store Net-leased Properties

Same store net-leased properties are those we acquired prior to January 1, 2013. At June 30, 2014, there were 224 same-store net-leased properties.

For the three and six months ended June 30, 2014 as compared to the same periods in 2013, property level contribution for same store net-leased properties increased by $1.6 million and $2.8 million, respectively, primarily due to an increase in lease revenues of $1.7 million and $3.1 million, respectively, as a result of CPI-related rent increases.

Recently Acquired Net-leased Properties

Recently acquired net-leased properties are those that we acquired subsequent to December 31, 2012.

For the three and six months ended June 30, 2014 as compared to the same periods in 2013, property level contribution from recently acquired leased properties increased by $2.5 million and $5.4 million, respectively, as a result of 21 properties acquired after June 30, 2013 and through June 30, 2014.

Operating Properties

Other real estate operations represent primarily the results of operations (revenues and operating expenses) of our 66 self-storage properties. Eight self-storage properties were acquired during 2013, with the remaining self-storage properties acquired during prior years.

For the three and six months ended June 30, 2014 as compared to the same periods in 2013, property level contribution from operating properties increased by $2.2 million and $3.9 million, respectively, as a result of six self-storage properties acquired after June 30, 2013 and through June 30, 2014.

Properties Sold

Properties sold represent only those properties that did not qualify for classification as discontinued operations. The results of operations for properties that were sold prior to January 1, 2014 are included within discontinued operations in the consolidated financial statements.

During the three months ended June 30, 2014, we sold a hotel that had been classified as an operating property on the consolidated financial statements (Note 4). For the three months ended June 30, 2014 and 2013, property level contribution from the hotel sold was income of $0.3 million and a loss of $1.1 million, respectively. For six months ended June 30, 2014 and 2013, property level contribution from the hotel sold was income of $0.6 million and a loss of $1.8 million, respectively. Prior year losses incurred by the hotel were a result of significant renovation-related disruption for which a portion of total rooms were unavailable, thus negatively impacted our net operating income. The related gain is included in Gain on sale of real estate, net of tax, which is disclosed below.

Other Revenues and Expenses

Property Expenses — Asset Management Fees

For the three and six months ended June 30, 2014 as compared to the same periods in 2013, asset management fees increased by $1.5 million and $3.0 million, respectively, as a result of 2014 and 2013 investment volume, which increased the asset base from which the advisor earns a fee.

General and Administrative

For the three and six months ended June 30, 2014 as compared to the same periods in 2013, general and administrative expenses increased by $0.9 million and $1.6 million, respectively, primarily due to increases in management expenses of $0.9 million and $1.4 million, respectively, as a result of the increase in our revenue base from which the advisor allocates costs of personnel and overhead pursuant to the terms of our advisory agreement. Management expenses include our reimbursements to the advisor for the allocated costs of personnel and overhead in providing management of our day-to-day operations, including accounting and legal services, stockholder services, corporate management, and property management and operations.

CPA®:17 – Global 6/30/2014 10-Q – 37

Net Income from Equity Investments in Real Estate

Net income from equity investments in real estate is recognized in accordance with each respective investment agreement and, where applicable, based upon an allocation of the investment’s net assets at book value as if the investment were hypothetically liquidated at the end of each reporting period. The table below presents the details of our net income from equity investments (in thousands). Same store equity investments represent investments we accounted for under the equity method and acquired prior to January 1, 2013. Recently acquired equity investments are those that we acquired subsequent to December 31, 2012.

	Three Months Ended June 30,			Six Months Ended June 30,
Type	2014	2013	Change	2014	2013	Change
Same store equity investments	$9,593	$1,733	$7,860	$10,558	$2,867	$7,691
Recently acquired equity investments	1,381	—	1,381	(2,833)	—	(2,833)
Total net income from equity investments	$10,974	$1,733	$9,241	$7,725	$2,867	$4,858

For the three and six months ended June 30, 2014 as compared to the same periods in 2013, net income from same store equity investments increased by $7.9 million and $7.7 million, respectively, primarily due to capital contributions made by our partners in one of our investments that resulted in income attributed to us of $6.5 million based upon the hypothetical liquidation at book value method of accounting (Note 6).

For the three months ended June 30, 2014, we recognized net income from our recently acquired equity investments of $1.4 million primarily as a result of recognizing our share of earnings from an investment that was previously accounted for under the cost method of accounting (Note 6).

For the six months ended June 30, 2014, we recognized a net loss from our five recently acquired equity investments. Our share of the earnings from three of the investments was more than offset by our share of the losses from the remaining two investments. Our share of the net losses included $4.2 million of acquisition expenses recorded by the entity that leases its property to Bank Pekao S.A., which was acquired in March 2014, partially offset by the $1.4 million representing our share of earnings from an investment that was previously accounted for under the cost method of accounting (Note 6).

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

For the three and six months ended June 30, 2014 as compared to the same periods in 2013, net Other income decreased by $0.4 million and $4.3 million, respectively, primarily due to an increase in losses of $0.5 million and $3.2 million, respectively, recognized on our derivatives and a decrease in interest income of $0.2 million and $0.7 million, respectively, recognized on our lower average cash balances. These increases in losses were partially offset by increases of $0.3 million and $0.2 million, respectively, in realized gains related to foreign currency transaction gains on our foreign investments during the three and six months ended June 30, 2013.

Interest Expense

For the three and six months ended June 30, 2014 as compared to the same periods in 2013, interest expense increased by $1.4 million and $2.9 million, respectively, primarily as a result of mortgage financing obtained or assumed in connection with our investment activity during 2014 and 2013.

CPA®:17 – Global 6/30/2014 10-Q – 38

Discontinued Operations

Income from discontinued operations, net of tax represents the net income (revenue less expenses) from the operations of properties that were sold or classified as held-for-sale prior to January 1, 2014 (Note 13).

During the three and six months ended June 30, 2013, we recognized income from discontinued operations, net of tax of $0.3 million and $0.5 million, respectively, due to the sale of a hotel in the fourth quarter of 2013.

Gain on Sale of Real Estate, Net of Tax

For both the three and six months ended June 30, 2014, we recognized a $12.5 million gain on sale of real estate, net of tax as a result of the partial sale related to I Shops LLC (Note 4).

Net Income Attributable to CPA®:17 – Global

For the three and six months ended June 30, 2014 as compared to the same periods in 2013, the resulting net income attributable to CPA®:17 – Global increased by $23.5 million and $17.3 million, respectively.

Modified Funds from Operations

MFFO is a non-GAAP measure that we use to evaluate our business. For a definition of MFFO and reconciliation to net income attributable to CPA®:17 – Global, see Supplemental Financial Measures below.

For the three and six months ended June 30, 2014 as compared to the same periods in 2013, MFFO increased by $25.3 million and $31.0 million, respectively, primarily as a result of the increase in the number of our investments during 2014 and 2013.

Financial Condition

Sources and Uses of Cash During the Period

We expect to continue to invest the proceeds of our follow-on offering in a diversified portfolio of income-producing commercial properties and other real estate related assets. We use the cash flow generated from our investments primarily to meet our operating expenses, service debt, and fund distributions to our stockholders. Our cash flows fluctuate from period to period due to a number of factors, which may include, among other things, the timing of purchases and sales of real estate, the timing of the receipt of the proceeds from and the repayment of non-recourse mortgage loans and receipt of lease revenues, the advisor’s annual election to receive fees in shares of our common stock or cash, the timing and characterization of distributions received from equity investments in real estate, the timing of payments of distributions of available cash to the advisor, and changes in foreign currency exchange rates. Despite these fluctuations, we believe our net leases and other real estate related assets will generate sufficient cash from operations and from equity distributions in excess of equity income in real estate to meet our normal recurring short-term and long-term liquidity needs. However, until we have fully invested the proceeds of our follow-on offering, we have used, and may in the future use, a portion of the offering proceeds to fund our operating activities and distributions to our stockholders (see Financing Activities below). We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the period are described below.

Operating Activities

Net cash provided by operating activities increased by $7.9 million during the six months ended June 30, 2014 compared to the same period in 2013, primarily reflecting the increase in the number of our investments during 2014 and 2013.

Investing Activities

Our investing activities are generally comprised of real estate-related transactions (purchases and sales), payment of deferred acquisition fees to the advisor related to asset acquisitions, and capitalized property-related costs. During the six months ended June 30, 2014, we used $73.5 million to acquire two investments and to fund construction costs on build-to-suit projects (Note 4). We contributed $149.1 million to jointly-owned investments, including $95.9 million to acquire equity interests in one new investment, $30.4 million to fund existing ADC Arrangements, and $20.4 million to acquire an additional interest in an existing investment (Note 6). We used $8.3 million to acquire an additional interest in a foreign debenture (Note 8). We received $69.7 million as a return of capital from our equity investments in real estate, primarily due to a distribution of $62.6 million made to us as a result of new financing obtained by two of the investments (Note 6), and we received net proceeds of

CPA®:17 – Global 6/30/2014 10-Q – 39

$68.0 million from the sale of real estate as a result of the partial sale related to I Shops LLC (Note 4). Funds totaling $32.0 million and $36.2 million, respectively, were invested in and released from lender-held investment accounts.

Financing Activities

During the six months ended June 30, 2014, we paid distributions of $103.6 million to our stockholders, which were comprised of cash distributions of $53.4 million and distributions that were reinvested in shares of our common stock by stockholders through our DRIP of $50.2 million. We paid distributions of $14.6 million to affiliates that hold noncontrolling interests in various investments jointly-owned with us. We received $52.6 million in proceeds from mortgage financings related to the investment activity. We paid financing costs totaling $0.8 million and we made scheduled and unscheduled mortgage principal installments totaling $35.3 million. Funds totaling $3.6 million were released from lender-held investment accounts.

Our objectives are to generate sufficient cash flow over time to provide our stockholders with distributions and to seek investments with potential for capital appreciation throughout varying economic cycles. During the six months ended June 30, 2014, we declared distributions to our stockholders totaling $104.5 million, which were comprised of cash distributions of $54.2 million and $50.3 million of distributions reinvested by stockholders through our DRIP. We funded 95% of these distributions from Net cash provided by operating activities, with the remainder being funded from proceeds of our follow-on offering. Since inception, we have funded 93% of our cumulative distributions from Net cash provided by operating activities, with the remainder being funded from proceeds of our public offerings. In determining our distribution policy during the periods in which we are raising funds or investing capital, we place primary emphasis on projections of cash flow from operations, together with cash distributions from our unconsolidated investments, rather than on historical results of operations (though these and other factors may be a part of our consideration). In setting a distribution rate, we thus focus primarily on expected returns from those investments we have already made, as well as our anticipated rate of return from future investments, to assess the sustainability of a particular distribution rate over time.

We maintain a quarterly redemption plan pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from stockholders seeking liquidity. During the six months ended June 30, 2014, we received requests to redeem 1,182,382 shares of our common stock pursuant to our redemption plan, all of which were redeemed in the same period, at a weighted-average price of $9.04 per share, which is net of redemption fees, totaling $10.7 million.

Summary of Financing

The table below summarizes our non-recourse debt (dollars in thousands):

	June 30, 2014	December 31, 2013
Carrying Value
Fixed rate	$1,311,669	$1,319,340
Variable rate (a)	629,179	596,261
Total	$1,940,848	$1,915,601
Percent of Total Debt
Fixed rate	68%	69%
Variable rate	32%	31%
	100%	100%
Weighted-Average Interest Rate at End of Period
Fixed rate	5.3%	5.3%
Variable rate	4.0%	4.0%
___________

(a)
Variable-rate debt at June 30, 2014 primarily consisted of (i) $437.1 million that was effectively converted to fixed-rate debt through interest rate swap derivative instruments, (ii) $113.6 million that was subject to an interest rate cap, but for which the applicable interest rate was below the interest rate of the cap at June 30, 2014, (iii) $42.4 million of floating-rate debt, and (iv) $36.1 million in mortgage loan obligations that bore interest at fixed rates but have interest rate reset features that may change the interest rates to then-prevailing market fixed rates at certain points during their term.

CPA®:17 – Global 6/30/2014 10-Q – 40

Cash Resources

At June 30, 2014, our cash resources consisted of cash and cash equivalents totaling $358.2 million. Of this amount, $54.8 million, at then-current exchange rates, was held in foreign subsidiaries, but we could be subject to restrictions or significant costs should we decide to repatriate these amounts. We also had unleveraged properties that had an aggregate carrying value of $218.0 million at June 30, 2014, although there can be no assurance that we would be able to obtain financing for these properties. Our cash resources may be used for future investments and can be used for working capital needs, other commitments, and distributions to our stockholders.

Cash Requirements

During the next 12 months, we expect that our cash payments will include acquiring new investments, funding capital commitments, paying distributions to our stockholders and to our affiliates that hold noncontrolling interests in entities we control, and making scheduled and unscheduled mortgage loan principal payments, as well as other normal recurring operating expenses. Balloon payments totaling $5.0 million on our consolidated mortgage loan obligations are due during the next 12 months. Our advisor is actively seeking to refinance certain of these loans, although there can be no assurance that it will be able to do so on favorable terms, if at all. Capital and ground lease commitments totaling $49.4 million are expected to be funded during the next 12 months.

We expect to fund future investments, capital commitments such as build-to-suit projects and ADC Arrangements, any capital expenditures on existing properties, and scheduled and unscheduled debt maturities on our mortgage loans through the use of our cash reserves and cash generated from operations. We intend to continue to use the remaining net proceeds of our follow-on offering to acquire, own, and manage a portfolio of commercial real estate properties leased to a diversified group of companies primarily on a single-tenant net lease basis.

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements, and other contractual obligations at June 30, 2014 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Non-recourse debt — principal (a)	$1,944,540	$33,945	$523,594	$383,817	$1,003,184
Deferred acquisition fees — principal	12,377	9,167	3,210	—	—
Interest on borrowings and deferred acquisition fees	533,177	94,876	166,401	114,828	157,072
Subordinated disposition fees (b)	202	—	—	202	—
Capital commitments (c)	46,506	46,110	—	396	—
Operating and other lease commitments (d)	78,926	3,265	6,706	7,005	61,950
Asset retirement obligations, net (e)	22,805	—	—	—	22,805
	$2,638,533	$187,363	$699,911	$506,248	$1,245,011
___________

(a)	Excludes $3.7 million of unamortized discount, net on two notes, which was included in non-recourse debt at June 30, 2014.

(b)
Represents amounts that may be payable to the advisor in connection with sales of assets if minimum stockholder returns are satisfied (Note 3). There can be no assurance as to whether or when these fees will be paid.

(c)
Capital commitments include (i) capital commitments related to ADC Arrangements of $24.8 million (Note 6), (ii) current build-to-suit projects of $19.9 million (Note 4), and (iii) $1.8 million related to other construction commitments.

(d)
Operating commitments consist of rental obligations under ground leases. Other lease commitments consist of our share of future rents payable for the purpose of leasing office space pursuant to our advisory agreement. Amounts are allocated among WPC, the CPA® REITs, and CWI based on gross revenues and are adjusted quarterly.

(e)	Represents the future amount of obligations estimated for the removal of asbestos and environmental waste in connection with several of our acquisitions upon the retirement or sale of the assets.

Amounts in the table above that relate to our foreign operations are based on the exchange rate of the local currencies at June 30, 2014, which consisted primarily of the euro. At June 30, 2014, we had no material capital lease obligations for which we were the lessee, either individually or in the aggregate.

CPA®:17 – Global 6/30/2014 10-Q – 41

Equity Investments

We have interests in unconsolidated investments that primarily own single-tenant properties net leased to companies. Generally, the underlying investments are jointly-owned with our affiliates. At June 30, 2014, on a combined basis, these investments had total assets of approximately $2.0 billion, third-party non-recourse mortgage debt of $0.9 billion, and total asset retirement obligations of $1.7 million. At that date, our pro rata share of the aggregate debt for these investments was $376.6 million. Cash requirements with respect to our share of these debt obligations are discussed above under Cash Requirements.

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

We define FFO consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004, or the White Paper. The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property, impairment charges on real estate, and depreciation and amortization; and after adjustments for unconsolidated partnerships and jointly-owned investments. Adjustments for unconsolidated partnerships and jointly-owned investments are calculated to reflect FFO.

The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances and/or is requested or required by lessees for operational purposes in order to maintain the value disclosed. We believe that, since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment, and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative. Historical accounting for real estate involves the use of GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP. Nevertheless, we believe that the use of FFO, which excludes the impact of real estate-related depreciation and amortization as well as impairment charges of real estate-related assets, provides a more complete understanding of our performance to investors and to management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. In particular, we believe it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions which can change over time. An asset will only be evaluated for impairment if certain impairment indications exist and if the carrying, or book value, exceeds the total estimated undiscounted future cash flows (including net rental and lease revenues, net proceeds on the sale of the property, and any other ancillary cash flows at a property or group level under GAAP) from such asset. Investors should note, however, that determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property, including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of FFO described above, investors are cautioned that, due to the fact that impairments are based on estimated future undiscounted cash flows and the relatively limited term of our operations, it could be difficult to recover any impairment charges. However, FFO and MFFO, as described below, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating the operating performance of the company. The method utilized to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP FFO and MFFO measures and the adjustments to GAAP in calculating FFO and MFFO.

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

We define MFFO consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations, or the Practice Guideline, issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of GAAP net income: acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above- and below-market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; nonrecurring impairments of real estate-related investments (i.e., infrequent or unusual, not reasonably likely to recur in the ordinary course of business); mark-to-market adjustments included in net income; nonrecurring gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives, or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and jointly-owned investments, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, nonrecurring unrealized gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized. While we are responsible for managing interest rate, hedge, and foreign exchange risk, we retain an outside consultant to review all our hedging agreements. Inasmuch as interest rate hedges are not a fundamental part of our operations, we believe it is appropriate to exclude such infrequent gains and losses in calculating MFFO, as such gains and losses are not reflective of on-going operations.

In calculating MFFO, we exclude acquisition-related expenses, restructuring expenses, amortization of above- and below-market leases, fair value adjustments of derivative financial instruments, deferred rent receivables, and the adjustments of such items related to noncontrolling interests. Under GAAP, acquisition fees and expenses are characterized as operating expenses in

CPA®:17 – Global 6/30/2014 10-Q – 42

determining operating net income. These expenses are paid in cash by a company. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by the company, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses, and other costs related to such property. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, we view fair value adjustments of derivatives and gains and losses from dispositions of assets as infrequent items or items which are unrealized and may not ultimately be realized, and which are not reflective of on-going operations and are therefore typically adjusted for assessing operating performance.

Our management uses MFFO and the adjustments used to calculate it in order to evaluate our performance against other non-listed REITs, which have limited lives with short and defined acquisition periods and targeted exit strategies shortly thereafter. As noted above, MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate in this manner. We believe that our use of MFFO and the adjustments used to calculate it allow us to present our performance in a manner that reflects certain characteristics that are unique to non-listed REITs, such as their limited life, limited and defined acquisition period, and targeted exit strategy, and hence that the use of such measures is useful to investors. For example, acquisition costs are generally funded from the proceeds of our offering and other financing sources and not from operations. By excluding expensed acquisition costs, the use of MFFO provides information consistent with management’s analysis of the operating performance of the properties. By excluding restructuring expenses we facilitate the evaluation of operating performance of a recurring nature. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such changes that may reflect anticipated and unrealized gains or losses, we believe MFFO provides useful supplemental information.

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

Neither the SEC, NAREIT, nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, the SEC, NAREIT, or another regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry and we would have to adjust our calculation and characterization of FFO or MFFO accordingly.

CPA®:17 – Global 6/30/2014 10-Q – 43

FFO and MFFO were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income attributable to CPA®:17 – Global	$36,321	$12,803	$44,947	$27,627
Adjustments:
Depreciation and amortization of real property	24,874	22,234	49,986	44,530
Gain on sale of real estate	(3,461)	—	(3,461)	—
Proportionate share of adjustments to equity in net income of partially-owned entities to arrive at FFO:			0
Depreciation and amortization of real property	6,786	3,971	12,642	7,227
Proportionate share of adjustments for noncontrolling interests to arrive at FFO	(167)	(152)	(334)	(308)
Total adjustments	28,032	26,053	58,833	51,449
FFO — as defined by NAREIT	64,353	38,856	103,780	79,076
Adjustments:
Other non-real estate depreciation, amortization and non-cash charges	(314)	409	(948)	(1,229)
Straight-line and other rent adjustments (a)	(4,827)	(5,278)	(9,806)	(10,608)
Loss on extinguishment of debt	—	—	270	—
Acquisition expenses (b)	956	1,398	2,764	3,137
Above- and below-market rent intangible lease amortization, net (c)	(79)	(57)	(145)	(166)
(Accretion of discounts) amortization of premiums on debt investments, net	(160)	35	(290)	69
Realized losses (gains) on foreign currency, derivatives and other	294	(757)	305	(2,898)
Unrealized gains on mark-to-market adjustments	(81)	—	(129)	—
Proportionate share of adjustments to equity in net income of partially-owned entities to arrive at MFFO:
Other non-real estate depreciation, amortization and non-cash charges	3	10	1	12
Straight-line and other rent adjustments (a)	(117)	(21)	(337)	(19)
Acquisition expenses (b)	67	64	4,172	1,315
Above- and below-market rent intangible lease amortization, net (c)	205	310	607	621
Realized (gains) losses on foreign currency, derivatives and other	(27)	2	5	2
Unrealized losses on mark-to-market adjustments	74	—	112	—
Proportionate share of adjustments for noncontrolling interests to arrive at MFFO	(11)	45	31	112
Total adjustments	(4,017)	(3,840)	(3,388)	(9,652)
MFFO	$60,336	$35,016	$100,392	$69,424
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

CPA®:17 – Global 6/30/2014 10-Q – 44

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, and equity prices. The primary risks to which we are exposed are interest rate risk and foreign currency exchange risk. We are also exposed to further market risk as a result of concentrations of tenants in certain industries and/or geographic regions. Adverse market factors can affect the ability of tenants in a particular industry/region to meet their respective lease obligations. In order to manage this risk, we view our collective tenant roster as a portfolio, and in its investment decisions the advisor attempts to diversify our portfolio so that we are not overexposed to a particular industry or geographic region.

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

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our investment partners may obtain variable-rate mortgage loans and, as a result, may enter into interest rate swap agreements or interest rate cap agreements with lenders that effectively convert the variable-rate debt service obligations of the loan to a fixed rate or limit the underlying interest rate from exceeding a specified strike rate, respectively. Interest rate swaps are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flows over a specific period, and interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments designated as cash flow hedges on the forecasted interest payments on the debt obligation. The notional, or face, amount on which the swaps or caps are based is not exchanged. Our objective in using these derivatives is to limit our exposure to interest rate movements. At June 30, 2014, we estimated that the net fair value of our interest rate cap and interest rate swaps, which are included in Other assets, net and Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was in a net liability position of $14.0 million (Note 9).

At June 30, 2014, all of our debt either bore interest at fixed rates, was swapped to a fixed rate, was subject to an interest rate cap, or bore interest at fixed rates that were scheduled to convert to then-prevailing market fixed rates at certain future points during their term. The annual interest rates on our fixed-rate debt at June 30, 2014 ranged from 2.0% to 8.0%. The contractual annual interest rates on our variable-rate debt at June 30, 2014 ranged from 2.7% to 6.1%. Our debt obligations are more fully described under Financial Condition – Summary of Financing in Item 2 above. The following table presents principal cash outflows for the remainder of 2014, each of the next four calendar years following December 31, 2014, and thereafter, based upon expected maturity dates of our debt obligations outstanding at June 30, 2014 (in thousands):

	2014 (Remainder)	2015	2016	2017	2018	Thereafter	Total	Fair value
Fixed-rate debt (a)	$15,082	$66,536	$71,859	$206,215	$26,773	$924,044	$1,310,509	$1,358,000
Variable-rate debt (a)	$3,444	$6,975	$228,035	$158,810	$129,859	$106,908	$634,031	$633,018
__________

CPA®:17 – Global 6/30/2014 10-Q – 45

(a)	Amounts are based on the exchange rate at June 30, 2014, as applicable.

The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps or that has been subject to an interest rate cap is affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at June 30, 2014 by an aggregate increase of $70.4 million or an aggregate decrease of $88.3 million, respectively.

As more fully described under Financial Condition – Summary of Financing in Item 2 above, our variable-rate debt in the table above bore interest at fixed rates at June 30, 2014 but has interest rate reset features that will change the fixed interest rates to then-prevailing market fixed rates at certain points during their term. This debt is generally not subject to short-term fluctuations in interest rates.

Foreign Currency Exchange Rate Risk

We own investments in Europe and in Asia, and as a result are subject to risk from the effects of exchange rate movements primarily in the euro and, to a lesser extent, the British pound sterling and the Japanese yen, which may affect future costs and cash flows. Although all of our foreign investments through the second quarter of 2014 were conducted in these currencies, we may conduct business in other currencies in the future as we seek to invest funds from our offering internationally. We manage foreign currency exchange rate movements by generally placing both our debt service obligation to the lender and the tenant’s rental obligation to us in the same currency. This reduces our overall exposure to the actual equity that we have invested and the equity portion of our cash flow. In addition, we may use currency hedging to further reduce the exposure to our equity cash flow. We are generally a net receiver of these currencies (we receive more cash than we pay out), and therefore our foreign operations benefit from a weaker U.S. dollar, and are adversely affected by a stronger U.S. dollar, relative to the foreign currency.

We obtain mortgage financing in the local currency. To the extent that currency fluctuations increase or decrease rental revenues as translated to U.S. dollars, the change in debt service, as translated to U.S. dollars, will partially offset the effect of fluctuations in revenue and mitigate the risk from changes in foreign currency exchange rates.

Scheduled future minimum rents, exclusive of renewals, under non-cancelable operating leases, for our foreign operations as of June 30, 2014, during the remainder of 2014, each of the next four calendar years following December 31, 2014, and thereafter, are as follows (in thousands):

Lease Revenues (a)	2014 (Remainder)	2015	2016	2017	2018	Thereafter	Total
Euro (c)	$51,754	$103,468	$103,469	$103,468	$103,469	$1,069,679	$1,535,307
British pound sterling (d)	3,089	6,154	6,155	6,155	6,155	74,798	102,506
Japanese yen (e)	1,462	2,923	2,987	3,008	3,009	9,762	23,151
	$56,305	$112,545	$112,611	$112,631	$112,633	$1,154,239	$1,660,964

Scheduled debt service payments (principal and interest) for mortgage notes payable for our foreign operations as of June 30, 2014, during the remainder of 2014, each of the next four calendar years following December 31, 2014, and thereafter, are as follows (in thousands):

Debt Service (a) (b)	2014 (Remainder)	2015	2016	2017	2018	Thereafter	Total
Euro (c)	$20,588	$79,474	$264,737	$154,873	$21,120	$98,954	$639,746
British pound sterling (d)	924	1,944	16,359	1,706	1,662	15,431	38,026
Japanese yen (e)	259	513	514	26,205	—	—	27,491
	$21,771	$81,931	$281,610	$182,784	$22,782	$114,385	$705,263
___________

(a)	Amounts are based on the applicable exchange rates at June 30, 2014. Contractual rents and debt obligations are denominated in the functional currency of the country of each property.

(b)	Interest on unhedged variable-rate debt obligations was calculated using the applicable annual interest rates and balances outstanding at June 30, 2014.

(c)
We estimate that, for a 1% increase or decrease in the exchange rate between the euro and the U.S. dollar, there would be a corresponding change in the projected estimated property-level cash flow at June 30, 2014 of $9.0 million.

CPA®:17 – Global 6/30/2014 10-Q – 46

(d)
We estimate that, for a 1% increase or decrease in the exchange rate between the British pound sterling and the U.S. dollar, there would be a corresponding change in the projected estimated property-level cash flow at June 30, 2014 of $0.6 million.

(e)
We estimate that, for a 1% increase or decrease in the exchange rate between the Japanese yen and the U.S. dollar, there would be a corresponding change in the projected estimated property-level cash flow at June 30, 2014 of less than $0.1 million.

As a result of scheduled balloon payments on international non-recourse mortgage loans, projected debt service obligations exceed projected lease revenues in 2016 and 2017. In 2016 and 2017, balloon payments totaling $249.3 million and $164.1 million, respectively, are due on three and eight non-recourse mortgage loans, respectively, that are collateralized by properties that we own with affiliates. We currently anticipate that, by their respective due dates, we will have refinanced certain of these loans, but there can be no assurance that we will be able to do so on favorable terms, if at all. If that has not occurred, we would expect to use our cash resources to make these payments, if necessary.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our disclosure controls and procedures include our controls and other procedures designed to provide reasonable assurance that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized, and reported within the required time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. It should be noted that no system of controls can provide complete assurance of achieving a company’s objectives and that future events may impact the effectiveness of a system of controls.

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of June 30, 2014 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CPA®:17 – Global 6/30/2014 10-Q – 47

PART II

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the three months ended June 30, 2014, we issued 709,901 shares of our common stock to the advisor as consideration for asset management fees. These shares were issued at $9.50 per share, which represents our most recently published NAV as approved by our board of directors at the date of issuance. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(a)(2) of the Securities Act, the shares issued were deemed to be exempt from registration. In acquiring our shares, the advisor represented that such interests were being acquired by it for the purposes of investment and not with a view to the distribution thereof.

Issuer Purchases of Equity Securities

The following table provides information with respect to repurchases of our common stock during the three months ended June 30, 2014:

	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or program (a)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or program (a)
2014 Period
April	—	$—	N/A	N/A
May	—	—	N/A	N/A
June	789,913	9.04	N/A	N/A
Total	789,913
___________

(a)
Represents shares of our common stock repurchased under our redemption plan, pursuant to which we may elect to redeem shares at the request of our stockholders subject to certain exceptions, conditions, and limitations. The maximum amount of shares purchasable by us in any period depends on a number of factors and is at the discretion of our board of directors. We satisfied all of the above redemption requests received during the three months ended June 30, 2014. We generally receive fees in connection with share redemptions.

CPA®:17 – Global 6/30/2014 10-Q – 48

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

101
The following materials from Corporate Property Associates 17 – Global Incorporated’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014 and 2013, (iv) Consolidated Statements of Equity for the six months ended June 30, 2014 and the year ended December 31, 2013, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, and (vi) Notes to Consolidated Financial Statements.
Filed herewith

CPA®:17 – Global 6/30/2014 10-Q – 49

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corporate Property Associates 17 – Global Incorporated
Date:	August 7, 2014
		By:	/s/ Catherine D. Rice
Catherine D. Rice
Chief Financial Officer
(Principal Financial Officer)

Date:	August 7, 2014
		By:	/s/ Hisham A. Kader
Hisham A. Kader
Chief Accounting Officer
(Principal Accounting Officer)

CPA®:17 – Global 6/30/2014 10-Q – 50

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

101
The following materials from Corporate Property Associates 17 – Global Incorporated’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014 and 2013, (iv) Consolidated Statements of Equity for the six months ended June 30, 2014 and the year ended December 31, 2013, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, and (vi) Notes to Consolidated Financial Statements.
Filed herewith