Form 10-Q
period 2014-09-30
Corporate Property Associates 17 - Global INC
filed 2014-11-14
CIK 1390213

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

or
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

Registrant has 328,937,993 shares of common stock, $0.001 par value, outstanding at October 31, 2014.

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

All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements of the registrant in Part I, Item 1. Financial Statements (Unaudited).

CPA®:17 – Global 9/30/2014 10-Q – 1

PART I
Item 1. Financial Statements.

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	September 30, 2014	December 31, 2013
Assets
Investments in real estate:
Real estate, at cost (inclusive of $138,819 and $150,378, respectively, attributable to variable interest entities, or VIEs)	$2,382,572	$2,402,315
Operating real estate, at cost (inclusive of $0 and $12,557, respectively, attributable to VIEs)	272,191	283,370
Accumulated depreciation (inclusive of $9,169 and $8,235, respectively, attributable to VIEs)	(185,016)	(144,405)
Net investments in properties	2,469,747	2,541,280
Real estate under construction (inclusive of $3,761 and $25,268, respectively, attributable to VIEs)	123,274	127,935
Net investments in direct financing leases (inclusive of $245,389 and $244,084, respectively, attributable to VIEs)	481,561	479,916
Equity investments in real estate	489,167	412,964
Net investments in real estate	3,563,749	3,562,095
Cash and cash equivalents (inclusive of $42 and $339, respectively, attributable to VIEs)	335,946	418,108
In-place lease intangible assets, net (inclusive of $16,573 and $17,277, respectively, attributable to VIEs)	429,642	457,244
Other intangible assets, net	93,873	105,056
Other assets, net (inclusive of $16,803 and $17,118, respectively, attributable to VIEs)	215,952	170,866
Total assets	$4,639,162	$4,713,369
Liabilities and Equity
Liabilities:
Non-recourse debt (inclusive of $194,930 and $199,315, respectively, attributable to VIEs)	$1,918,805	$1,915,601
Accounts payable, accrued expenses and other liabilities (inclusive of $9,754 and $8,833, respectively, attributable to VIEs)	130,565	132,254
Deferred income taxes (inclusive of $64 and $0, respectively, attributable to VIEs)	5,389	7,108
Below-market rent and other intangible liabilities, net (inclusive of $371 and $387, respectively, attributable to VIEs)	100,948	102,597
Due to affiliates	12,554	20,211
Distributions payable	52,959	51,570
Total liabilities	2,221,220	2,229,341
Commitments and contingencies (Note 11)
Equity:
CPA®:17 – Global stockholders’ equity:
Preferred stock, $0.001 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 900,000,000 shares authorized; 333,266,846 and 322,918,083 shares issued, respectively; and 325,903,988 and 317,353,899 shares outstanding, respectively	333	323
Additional paid-in capital	3,000,659	2,904,927
Distributions in excess of accumulated earnings	(538,316)	(440,958)
Accumulated other comprehensive loss	(54,084)	(5,275)
Less: treasury stock at cost, 7,362,858 and 5,564,184 shares, respectively	(68,812)	(52,477)
Total CPA®:17 – Global stockholders’ equity	2,339,780	2,406,540
Noncontrolling interests	78,162	77,488
Total equity	2,417,942	2,484,028
Total liabilities and equity	$4,639,162	$4,713,369

See Notes to Consolidated Financial Statements.

CPA®:17 – Global 9/30/2014 10-Q – 2

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues
Lease revenues:
Rental income	$63,998	$58,981	$191,072	$170,681
Interest income from direct financing leases	13,674	13,408	40,889	40,190
Total lease revenues	77,672	72,389	231,961	210,871
Other real estate income	10,758	11,643	39,031	36,093
Other operating income	8,147	5,707	22,697	15,174
Other interest income	1,410	1,880	4,234	5,199
	97,987	91,619	297,923	267,337
Operating Expenses
Depreciation and amortization	25,340	23,595	76,796	69,287
Property expenses	15,940	13,687	48,083	37,258
General and administrative	6,544	4,847	17,853	14,596
Other real estate expenses	4,362	7,983	19,942	24,911
Acquisition expenses	—	8,510	1,401	10,305
	52,186	58,622	164,075	156,357
Other Income and Expenses
Interest expense	(23,695)	(22,807)	(70,288)	(66,468)
Net income from equity investments in real estate	2,052	513	9,777	3,380
Other income and (expenses)	2,076	1,221	3,974	7,376
	(19,567)	(21,073)	(56,537)	(55,712)
Income from continuing operations before income taxes and gain on sale of real estate	26,234	11,924	77,311	55,268
Provision for income taxes	(2,651)	(710)	(6,012)	(2,280)
Income from continuing operations before gain on sale of real estate	23,583	11,214	71,299	52,988
Income from discontinued operations, net of tax	—	249	—	740
Gain on sale of real estate, net of tax	790	78	13,338	659
Net Income	24,373	11,541	84,637	54,387
Net income attributable to noncontrolling interests (inclusive of Available Cash Distributions to a related party of $6,111, $3,557, $15,380, and $12,681, respectively)	(9,193)	(6,515)	(24,510)	(21,734)
Net Income Attributable to CPA®:17 – Global	$15,180	$5,026	$60,127	$32,653
Earnings Per Share
Income from continuing operations attributable to CPA®:17 – Global	$0.05	$0.02	$0.19	$0.10
Income from discontinued operations attributable to CPA®:17 – Global	—	—	—	—
Net income attributable to CPA®:17 – Global	$0.05	$0.02	$0.19	$0.10
Weighted-Average Shares Outstanding	325,550,047	314,353,314	322,692,768	311,634,668
Amounts Attributable to CPA®:17 – Global
Income from continuing operations, net of tax	$15,180	$4,777	$60,127	$31,913
Income from discontinued operations, net of tax	—	249	—	740
Net income attributable to CPA®:17 – Global	$15,180	$5,026	$60,127	$32,653
Distributions Declared Per Share	$0.1625	$0.1625	$0.4875	$0.4875

See Notes to Consolidated Financial Statements.

CPA®:17 – Global 9/30/2014 10-Q – 3

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net Income	$24,373	$11,541	$84,637	$54,387
Other Comprehensive (Loss) Income
Foreign currency translation adjustments	(61,105)	32,477	(68,537)	15,614
Change in net unrealized gain (loss) on derivative instruments	23,036	(10,222)	19,013	3,190
Change in unrealized gain on marketable securities	77	24	124	71
	(37,992)	22,279	(49,400)	18,875
Comprehensive (Loss) Income	(13,619)	33,820	35,237	73,262

Amounts Attributable to Noncontrolling Interests
Net income	(9,193)	(6,515)	(24,510)	(21,734)
Change in net unrealized gain on derivative instruments	(102)	(142)	(411)	(396)
Foreign currency translation adjustments	905	(408)	1,002	(173)
Comprehensive income attributable to noncontrolling interests	(8,390)	(7,065)	(23,919)	(22,303)
Comprehensive (Loss) Income Attributable to CPA®:17 – Global	$(22,009)	$26,755	$11,318	$50,959

See Notes to Consolidated Financial Statements.

CPA®:17 – Global 9/30/2014 10-Q – 4

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
Nine Months Ended September 30, 2014 and Year Ended December 31, 2013
(in thousands, except share and per share amounts)

	CPA®:17 – Global
	Total Outstanding Shares	Common Stock	Additional Paid-In Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total CPA®:17 – Global Stockholders	Noncontrolling Interests	Total
Balance at January 1, 2013	306,903,020	$310	$2,786,855	$(277,224)	$(35,366)	$(34,293)	$2,440,282	$74,225	$2,514,507
Shares issued, net of offering costs	10,252,652	11	96,842				96,853		96,853
Shares issued to affiliates	2,116,767	2	21,230				21,232		21,232
Distributions declared ($0.6500 per share)				(203,598)			(203,598)		(203,598)
Distributions to noncontrolling interests							—	(26,760)	(26,760)
Net income				39,864			39,864	29,305	69,169
Other comprehensive income:
Foreign currency translation adjustments					29,701		29,701	183	29,884
Change in net unrealized gain on derivative instruments					296		296	535	831
Change in unrealized gain on marketable securities					94		94		94
Repurchase of shares	(1,918,540)					(18,184)	(18,184)		(18,184)
Balance at December 31, 2013	317,353,899	323	2,904,927	(440,958)	(5,275)	(52,477)	2,406,540	77,488	2,484,028
Shares issued through distribution reinvestment and stock purchase plan	8,293,992	8	76,017				76,025		76,025
Shares issued to affiliates	2,054,771	2	19,715				19,717		19,717
Distributions declared ($0.4875 per share)				(157,485)			(157,485)		(157,485)
Distributions to noncontrolling interests							—	(23,245)	(23,245)
Net income				60,127			60,127	24,510	84,637
Other comprehensive loss (income):
Foreign currency translation adjustments					(67,535)		(67,535)	(1,002)	(68,537)
Change in net unrealized gain on derivative instruments					18,602		18,602	411	19,013
Change in unrealized gain on marketable securities					124		124		124
Repurchase of shares	(1,798,674)					(16,335)	(16,335)		(16,335)
Balance at September 30, 2014	325,903,988	$333	$3,000,659	$(538,316)	$(54,084)	$(68,812)	$2,339,780	$78,162	$2,417,942

See Notes to Consolidated Financial Statements.

CPA®:17 – Global 9/30/2014 10-Q – 5

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash Flows — Operating Activities
Net income	$84,637	$54,387
Adjustments to net income:
Depreciation and amortization, including intangible assets and deferred financing costs	78,843	72,119
Non-cash asset management fee expense and directors’ compensation	19,717	15,482
Straight-line rent adjustment and amortization of rent-related intangibles	(14,413)	(15,254)
Gain on sale of real estate	(13,338)	(78)
Unrealized (gain) loss on foreign currency transactions and others	(1,459)	424
Realized gain on foreign currency transactions and others	(1,372)	(3,251)
(Income) loss from equity investments in real estate in excess of distributions received	(1,064)	2,891
Deferred income taxes	1,863	—
Accretion of commercial mortgage-backed securities and other	(346)	(510)
Loss on extinguishment of debt	—	538
Settlement of derivative asset	—	2,964
Net changes in other operating assets and liabilities	264	6,113
Net Cash Provided by Operating Activities	153,332	135,825
Cash Flows — Investing Activities
Capital contributions to equity investments in real estate	(157,050)	(93,115)
Acquisitions of real estate and direct financing leases	(93,848)	(275,156)
Return of capital from equity investments in real estate	74,513	5,325
Proceeds from sale of real estate	68,789	93
Changes in investing restricted cash	(16,082)	(17,705)
Investment in securities	(8,225)	—
Payment of deferred acquisition fees to an affiliate	(5,467)	(10,556)
Value added taxes, or VAT, paid in connection with acquisition of real estate	(4,996)	(28,959)
VAT refunded in connection with acquisition of real estate	1,498	32,618
Net Cash Used in Investing Activities	(140,868)	(387,455)
Cash Flows — Financing Activities
Distributions paid	(156,096)	(147,310)
Proceeds from mortgage financing	81,902	175,826
Proceeds from issuance of shares, net of issuance costs	76,025	73,044
Scheduled payments and prepayments of mortgage principal	(44,630)	(23,268)
Distributions to noncontrolling interests	(23,245)	(20,155)
Purchase of treasury stock	(16,335)	(13,488)
Changes in financing restricted cash	(3,563)	(5,056)
Payment of financing costs and mortgage deposits, net of deposits refunded	(750)	(2,560)
Contributions from noncontrolling interests	—	2
Net Cash (Used in) Provided by Financing Activities	(86,692)	37,035
Change in Cash and Cash Equivalents During the Period
Effect of exchange rate changes on cash	(7,934)	4,067
Net decrease in cash and cash equivalents	(82,162)	(210,528)
Cash and cash equivalents, beginning of period	418,108	652,330
Cash and cash equivalents, end of period	$335,946	$441,802

See Notes to Consolidated Financial Statements.

CPA®:17 – Global 9/30/2014 10-Q – 6

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Organization

Organization

Corporate Property Associates 17 – Global Incorporated, or CPA®:17 – Global, and, together with its consolidated subsidiaries, we, us, or our, is a publicly-owned, non-listed real estate investment trust, or REIT, that invests primarily in commercial properties leased to companies domestically and internationally. We were formed in 2007 and are managed by W. P. Carey Inc., or WPC, and its subsidiaries (collectively, the advisor). As a REIT, we are not subject to United States, or U.S., federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions, and other factors. We earn revenue principally by leasing the properties we own to single corporate tenants, primarily on a triple-net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, contractual rent adjustments, tenant defaults, sales of properties, and changes in foreign currency exchange rates.

Substantially all of our assets and liabilities are held by CPA®:17 Limited Partnership, or the Operating Partnership, and at September 30, 2014, we owned 99.99% of general and limited partnership interests in the Operating Partnership. The remaining interest in the Operating Partnership is held by a subsidiary of WPC.

At September 30, 2014, our portfolio was comprised of full or partial ownership interests in 359 fully-occupied properties, substantially all of which were triple-net leased to 109 tenants, and totaled approximately 35 million square feet. In addition, our portfolio was comprised of full or partial ownership interests in 75 operating properties, which primarily included 71 self-storage properties, for an aggregate of approximately 6 million square feet. As opportunities arise, we may also make other types of commercial real estate related investments.

Note 2. Basis of Presentation

Basis of Presentation

Our interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a fair statement of our consolidated financial position, results of operations, and cash flows in accordance with accounting principles generally accepted in the U.S., or GAAP.

In the opinion of management, the unaudited financial information for the interim periods presented in this Report reflects all normal and recurring adjustments necessary for a fair statement of financial position, results of operations, and cash flows. Our interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2013, which are included in the 2013 Annual Report, as certain disclosures that would substantially duplicate those contained in the audited consolidated financial statements have not been included in this Report. Operating results for interim periods are not necessarily indicative of operating results for an entire year.

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

CPA®:17 – Global 9/30/2014 10-Q – 7

Notes to Consolidated Financial Statements (Unaudited)

Basis of Consolidation

Our consolidated financial statements reflect all of our accounts, including those of our controlled subsidiaries and our tenancy-in-common interests, as described below. The portion of equity in a consolidated subsidiary that is not attributable, directly or indirectly, to us is presented as noncontrolling interests. All significant intercompany accounts and transactions have been eliminated.

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

Additionally, we own interests in single-tenant, net-leased properties leased to companies through noncontrolling interests in partnerships and limited liability companies that we do not control but over which we exercise significant influence. We account for these investments under the equity method of accounting. At times, the carrying value of our equity investments may fall below zero for certain investments. We intend to fund our share of the jointly-owned investments’ future operating deficits should the need arise. However, we have no legal obligation to pay for any of the liabilities of such investments nor do we have any legal obligation to fund operating deficits.

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

We previously determined that the I Shops LLC investment was a VIE and that we were its primary beneficiary. In April 2014, we deconsolidated the retail project (Note 4).

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Recent Accounting Requirements

The following Accounting Standards Updates, or ASUs, promulgated by the Financial Accounting Standards Board, are applicable to us:

ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 does not apply to our lease revenues, but will apply to reimbursed tenant costs and revenues generated from our operating properties. Additionally, this guidance modifies disclosures regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective beginning in 2017 and early adoption is not permitted. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. We are currently evaluating the impact of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.

CPA®:17 – Global 9/30/2014 10-Q – 8

Notes to Consolidated Financial Statements (Unaudited)

ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360). ASU 2014-08 changes the requirements for reporting discontinued operations. A discontinued operation may include a component of an entity or a group of components of an entity, or a business. Under this new guidance, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a “strategic shift that has or will have a major effect on an entity’s operations and financial results.” The new guidance also requires disclosures including pre-tax profit or loss and significant gains or losses arising from dispositions that represent an “individually significant component of an entity,” but do not meet the criteria to be reported as discontinued operations under ASU 2014-08. In the ordinary course of business, we sell properties, which, under prior accounting guidance, we generally reported as discontinued operations; however, under ASU 2014-08, such property dispositions typically would not meet the criteria to be reported as discontinued operations. We elected to early adopt ASU 2014-08 prospectively for all dispositions after December 31, 2013. Consequently, individually significant properties that were sold during 2014 were not reclassified to discontinued operations in the consolidated financial statements, but are disclosed in Note 13 to the consolidated financial statements. By contrast, and as required by the new guidance, the consolidated financial statements for the prior year periods reflect all dispositions through December 31, 2013 as discontinued operations, which were deemed discontinued operations under the prior accounting guidance. This ASU did not have a significant impact on our financial position or results of operations for any of the periods presented.

ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 requires an entity to present an unrecognized tax benefit relating to a net operating loss carryforward, a similar tax loss or a tax credit carryforward as a reduction to a deferred tax asset, except in certain situations. To the extent the net operating loss carryforward, similar tax loss or tax credit carryforward is not available as of the reporting date under the governing tax law to settle any additional income taxes that would result from the disallowance of the tax position, or the governing tax law does not require the entity to use and the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented as a liability and should not net with a deferred tax asset. ASU 2013-11 became effective for us at the beginning of 2014. The adoption of ASU 2013-11 did not have a material impact on our financial condition or results of operations.

CPA®:17 – Global 9/30/2014 10-Q – 9

Notes to Consolidated Financial Statements (Unaudited)

Note 3. Agreements and Transactions with Related Parties

Transactions with the Advisor

We have an advisory agreement with the advisor whereby the advisor performs certain services for us under a fee arrangement. The current advisory agreement is scheduled to expire on December 31, 2014 unless otherwise extended. We also have certain agreements with affiliates regarding jointly-owned investments. In addition, we reimbursed the advisor for organization and offering costs incurred in connection with our follow-on offering through its closing on January 31, 2013 and for general and administrative duties performed on our behalf.

The following tables present a summary of fees we paid, expenses we reimbursed, and distributions we made to the advisor and other affiliates in accordance with the advisory agreement and the operating partnership agreement (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Amounts Included in the Consolidated Statements of Income
Asset management fees	$6,468	$5,658	$19,934	$16,131
Available Cash Distribution	6,111	3,557	15,380	12,681
Personnel and overhead reimbursements	2,936	2,262	8,557	6,529
Acquisition expenses	—	5,720	1,191	6,891
Office rent reimbursements	270	366	972	949
Interest expense on deferred acquisition fees and loan from affiliate	121	204	401	646
	$15,906	$17,767	$46,435	$43,827
Acquisition Fees Capitalized
Current acquisition fees	$307	$1,824	$1,662	$4,011
Deferred acquisition fees	247	1,460	937	2,678
	$554	$3,284	$2,599	$6,689

	September 30, 2014	December 31, 2013
Due to Affiliates
Deferred acquisition fees, including interest	$8,900	$15,573
Asset management fees payable	2,213	1,972
Reimbursable costs	1,266	264
Subordinated disposition fees	202	202
Accounts (receivable) payable	(27)	2,200
	$12,554	$20,211

Acquisition and Disposition Fees

We pay the advisor acquisition fees for structuring and negotiating investments and related mortgage financing on our behalf, a portion of which is payable upon acquisition of investments with the remainder subordinated to the achievement of a preferred return, a non-compounded cumulative distribution of 5% per annum (based initially on our invested capital). Acquisition fees payable to the advisor with respect to our long-term, net-lease investments are 4.5% of the total cost of those investments and are comprised of a current portion of 2.5%, typically paid upon acquisition, and a deferred portion of 2%, typically paid over three years and subject to the 5% preferred return described above. For certain types of investments that are not considered long-term, net-lease investments, initial acquisition fees may range from 0% to 1.75% of the equity invested plus the related acquisition fees, with no portion of the fee being deferred. Unpaid installments of deferred acquisition fees are included in Due to affiliates in the consolidated financial statements. Unpaid installments of deferred acquisition fees bear interest at an annual rate of 5%.

CPA®:17 – Global 9/30/2014 10-Q – 10

Notes to Consolidated Financial Statements (Unaudited)

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

Asset Management Fees and Available Cash Distribution

As defined in the advisory agreement, we pay the advisor asset management fees that vary based on the nature of the underlying investment. We pay 0.5% per annum of average market value for long-term net leases and certain other types of real estate investments, and 1.5% to 1.75% per annum of average equity value for certain types of securities. The asset management fees are payable in cash or shares of our common stock at the option of the advisor. If the advisor elects to receive all or a portion of its fees in shares, the number of shares issued is determined by dividing the dollar amount of fees by our most recently published estimated net asset value per share, or NAV, which was $9.50 as of December 31, 2013. For both 2014 and 2013, the advisor elected to receive its asset management fees in shares of our common stock. At September 30, 2014, the advisor owned 8,089,323 shares (2.5%) of our common stock. We also distribute to the advisor, depending on the type of investments we own, up to 10% of available cash of the Operating Partnership, referred to as the Available Cash Distribution, which is defined as cash generated from operations, excluding capital proceeds, as reduced by operating expenses and debt service, excluding prepayments and balloon payments. Asset management fees and Available Cash Distributions are included in Property expenses and Net income attributable to noncontrolling interests, respectively, in the consolidated financial statements.

Personnel and Overhead Reimbursements

Under the terms of the advisory agreement, the advisor allocates a portion of its personnel and overhead expenses to us and the other publicly-owned, non-listed REITs that are managed by the advisor under the Corporate Property Associates brand name, or the CPA® REITs, and Carey Watermark Investors Incorporated, or CWI. The advisor allocates these expenses based on the average of our trailing four quarters of reported revenues and those of WPC, the CPA® REITs, and CWI.

We reimburse the advisor for various expenses it incurs in the course of providing services to us. We reimburse certain third-party expenses paid by the advisor on our behalf, including property-specific costs, professional fees, office expenses, and business development expenses. In addition, we reimburse the advisor for the allocated costs of personnel and overhead in managing our day-to-day operations, including accounting services, stockholder services, corporate management, and property management and operations. We do not reimburse the advisor for the cost of personnel if these personnel provide services for transactions for which the advisor receives a transaction fee, such as acquisitions and dispositions. Personnel and overhead reimbursements are included in General and administrative expenses in the consolidated financial statements.

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

Jointly-Owned Investments and Other Transactions with Affiliates

At September 30, 2014, we owned interests ranging from 7% to 85% in jointly-owned investments, with the remaining interests generally held by affiliates. We consolidate certain of these investments and account for the remainder under the equity method of accounting. We also owned interests in jointly-controlled tenancy-in-common interests in properties, which we account for under the equity method of accounting.

On March 31, 2014, we and our affiliate, Corporate Property Associates 18 – Global Incorporated, or CPA®:18 – Global, a publicly-owned, non-listed REIT that is also managed by the advisor, acquired an office facility located in Warsaw, Poland through a jointly-owned investment for $147.9 million, of which our share was $74.0 million. This office facility is subject to multiple leases, of which Bank Pekao S.A. is the largest tenant and accounts for 98% of the contractual rent. We account for this investment under the equity method of accounting (Note 6).

CPA®:17 – Global 9/30/2014 10-Q – 11

Notes to Consolidated Financial Statements (Unaudited)

Note 4. Net Investments in Properties and Real Estate Under Construction

Real Estate

Real estate, which consists of land and buildings leased to others, at cost, and which are subject to operating leases, is summarized as follows (in thousands):

	September 30, 2014	December 31, 2013
Land	$514,756	$553,389
Buildings	1,867,816	1,848,926
Less: Accumulated depreciation	(164,792)	(129,051)
	$2,217,780	$2,273,264

During the nine months ended September 30, 2014, we entered into the following investments, which were deemed to be asset acquisitions because we entered into new leases with the sellers, at a total cost of $16.9 million, including net lease intangible assets of $4.1 million (Note 7) and acquisition-related costs and fees of $1.2 million, which were capitalized:

•	a domestic investment of $4.4 million for a manufacturing facility located in New Concord, Ohio on April 21, 2014; and

•	an international investment of $12.5 million for an office facility located in Krakow, Poland on September 9, 2014 (amount is based on the exchange rate of the euro on the date of acquisition).

Additionally, on February 7, 2014, we acquired an investment in an office building and an adjacent plot of land located in Tucson, Arizona at a cost of $19.0 million, comprised primarily of land of $2.5 million, buildings of $11.2 million, net lease intangible assets of $6.0 million (Note 7), and a purchase option of $0.6 million to acquire an adjacent office building. We also assumed a non-recourse mortgage loan of $10.3 million (Note 10). We deemed this investment to be a business combination because we assumed the existing lease on the property. In connection with this investment, we expensed acquisition-related costs and fees of $1.0 million, which are included in Acquisition expenses in the consolidated financial statements.

The impact on the carrying value of our Real estate due to the strengthening of the U.S. dollar relative to foreign currencies during the nine months ended September 30, 2014 was a $75.0 million decrease from December 31, 2013 to September 30, 2014.

Operating Real Estate

Operating real estate, which consists primarily of our domestic hotel and self-storage operations, at cost, is summarized as follows (in thousands):

	September 30, 2014	December 31, 2013
Land	$66,066	$66,066
Buildings	206,125	217,304
Less: Accumulated depreciation	(20,224)	(15,354)
	$251,967	$268,016

Partial Sale

On December 1, 2011, we entered into a contract with I Shops LLC, a real estate developer, to finance the renovation of a hotel and construction of a shopping center in Orlando, Florida. Additionally, as a condition to providing the construction loan, we entered into a contract with the developer that granted us the option to acquire a 15% equity interest in the parent company that owns I Shops LLC. We consolidated I Shops LLC, which held title to the property that secured our loan, because we had (i) control over the decisions that most significantly impacted the developer’s economic performance and (ii) the obligation to absorb losses and right to receive benefits from I Shops LLC. The property included an operating hotel and vacant land. We had accounted for the construction loan as real estate under construction. During 2013 and 2014, the hotel renovation was completed and the shopping center was placed into service. We have an additional option to purchase two retail properties located within the shopping center from I Shops LLC, but as of September 30, 2014, we have not exercised this option.

CPA®:17 – Global 9/30/2014 10-Q – 12

Notes to Consolidated Financial Statements (Unaudited)

On April 24, 2014, the developer repaid $68.3 million of the outstanding $84.6 million loan balance. The remaining balance of the loan was related to the two retail properties that had been under construction. Upon this substantial repayment of the loan, I Shops LLC no longer met the criteria for consolidation and was deconsolidated, with the exception of the two construction-in-progress retail properties. These transactions, which we refer to in this Report as the I Shops Partial Sale, were accounted for as a partial sale resulting in a reduction in assets of $55.4 million, of which $27.9 million was included in Real estate, at cost; $25.8 million was included in Operating real estate, at cost; and $4.8 million was reclassified from Real estate, at cost to Real estate under construction. We had recognized a gain on disposition of real estate of $12.5 million associated with the completed hotel and the portions of the shopping center that had been transferred to the developer.

In September 2014, the two retail properties were placed into service. We expect to exchange the remaining loan balance for those properties in January 2015, thus the remaining loan balance was still outstanding as of September 30, 2014.

Real Estate Under Construction

The following table provides the activity of our Real estate under construction (in thousands):

	Nine Months Ended	Year Ended
	September 30, 2014	December 31, 2013
Beginning balance	$127,935	$71,285
Capitalized funds	68,120	90,007
Placed into service	(76,704)	(42,225)
Capitalized interest	4,769	5,208
Building improvements and other	(846)	3,660
Ending balance	$123,274	$127,935

Capitalized Funds

During the nine months ended September 30, 2014, total capitalized funds were primarily comprised of $53.3 million in construction draws related to five ongoing build-to-suit projects, $9.7 million for the initial funding of two new build-to-suit projects, and $4.8 million that was reclassified to Real estate under construction from Real estate, at cost, as a result of the I Shops Partial Sale. This reclassification was made to account for the two retail properties that we have an option to purchase from I Shops LLC, which we have not exercised as of September 30, 2014. See discussion above under Partial Sale. The amount capitalized also included acquisition-related costs and fees of $1.6 million related to the two new build-to-suit projects. Additionally, of the total capitalized funds, $4.4 million was unpaid and has been included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements at September 30, 2014.

During the year ended December 31, 2013, costs attributable to five build-to-suit projects comprised the balance of Real estate under construction, including capitalized acquisition-related costs and fees of $2.3 million.

Placed into Service

During the nine months ended September 30, 2014, we placed into service two build-to-suit projects in the amount of $76.7 million. Of the total, $61.8 million was reclassified to Real estate, at cost and $14.9 million was reclassified to Operating real estate, at cost, which was subsequently deconsolidated as a result of the I Shops Partial Sale. See discussion above under Partial Sale.

During the year ended December 31, 2013, we placed into service three build-to-suit projects, of which two were completed and one was partially-completed, in the amount of $42.2 million. Of the total, $26.1 million was reclassified to Real estate, at cost, and $12.6 million was reclassified to Operating real estate, at cost. The remaining $3.5 million was related to improvements on an existing building that was reclassified to Real estate, at cost at December 31, 2013.

Capitalized Interest

Capitalized interest includes amortization of the mortgage discount and deferred financing costs and interest costs incurred during construction, totaling $4.8 million and $5.2 million for the nine months ended September 30, 2014 and the year ended December 31, 2013, respectively.

CPA®:17 – Global 9/30/2014 10-Q – 13

Notes to Consolidated Financial Statements (Unaudited)

Ending Balance

At September 30, 2014, we had three open build-to-suit projects. At December 31, 2013, we had three open build-to-suit projects. The aggregate unfunded commitment on the remaining open projects totaled approximately $21.0 million and $46.7 million at September 30, 2014 and December 31, 2013, respectively.

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

Note Receivable

On December 14, 2010, we provided financing of $40.0 million to China Alliance Properties Limited, a subsidiary of Shanghai Forte Land Co., Ltd, or Forte. The financing was provided through a collateralized loan that is guaranteed by Forte’s parent company, Fosun International Limited, and has an interest rate of 11% and matures on December 14, 2015. At both September 30, 2014 and December 31, 2013, the balance of the note receivable was $40.0 million. Our Note receivable is included in Other assets, net in the consolidated financial statements.

Net Investment in Direct Financing Lease

On April 21, 2014, we entered into a net lease financing transaction for a manufacturing facility located in Bluffton, Indiana for $3.7 million, including capitalized acquisition-related fees and expenses of $0.3 million.

Credit Quality of Finance Receivables

We generally seek investments in facilities that we believe are critical to a tenant’s business and that we believe have a low risk of tenant default. At both September 30, 2014 and December 31, 2013, none of the balances of our finance receivables were past due and we had not established any allowances for credit losses. Additionally, there were no modifications of finance receivables during the nine months ended September 30, 2014 or the year ended December 31, 2013. We evaluate the credit quality of our finance receivables utilizing an internal five-point credit rating scale, with one representing the highest credit quality and five representing the lowest. The credit quality evaluation of our finance receivables was last updated in the third quarter of 2014.

A summary of our finance receivables by internal credit quality rating is as follows (dollars in thousands):

	Number of Tenants / Obligors at		Carrying Value at
Internal Credit Quality Indicator	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
1	—	—	$—	$—
2	1	1	2,256	2,250
3	9	8	431,621	430,713
4	3	3	87,684	86,953
5	—	—	—	—
			$521,561	$519,916

At September 30, 2014 and December 31, 2013, Other assets, net included $3.2 million and $0.8 million, respectively, of accounts receivable related to amounts billed under our direct financing leases.

CPA®:17 – Global 9/30/2014 10-Q – 14

Notes to Consolidated Financial Statements (Unaudited)

Note 6. Equity Investments in Real Estate

We own equity interests in net-leased properties that are generally leased to companies through noncontrolling interests (i) in partnerships and limited liability companies that we do not control but over which we exercise significant influence or (ii) as tenants-in-common subject to common control. Generally, the underlying investments are jointly-owned with affiliates. We account for these investments under the equity method of accounting. Earnings for each investment are recognized in accordance with each respective investment agreement and where applicable, based upon an allocation of the investment’s net assets at book value as if the investment were hypothetically liquidated at the end of each reporting period. Investments in unconsolidated investments are required to be evaluated periodically. We periodically compare an investment’s carrying value to its estimated fair value and recognize an impairment charge to the extent that the carrying value exceeds fair value and such decline is determined to be other than temporary. Additionally, we provide funding to developers for the acquisition, development, and construction of real estate, or ADC Arrangement. Under ADC Arrangements, we have provided two loans to third-party developers of real estate projects, which we account for as equity investments as the characteristics of the arrangement with the third-party developers are more similar to a jointly-owned investment or partnership rather than a loan.

The following table sets forth our ownership interests in our equity investments in real estate and their respective carrying values along with those ADC Arrangements that are recorded as equity investments (dollars in thousands):

		Ownership Interest at	Carrying Value at
Lessee/Equity Investee	Co-owner	September 30, 2014	September 30, 2014	December 31, 2013
Shelborne Property Associates, LLC (a)	Third Party	33%	$146,184	$129,575
C1000 Logistiek Vastgoed B.V. (b) (c) (d)	WPC	85%	74,836	84,119
U-Haul Moving Partners, Inc. and Mercury Partners, LP	WPC	12%	41,753	43,051
Bank Pekao S.A. (b) (e)	CPA®:18 – Global	50%	32,719	—
BG LLH, LLC (f)	Third Party	7%	30,691	—
IDL Wheel Tenant, LLC (g)	Third Party	N/A	29,709	6,017
BPS Nevada, LLC	Third Party	15%	24,128	23,278
Madison Storage NYC, LLC and Veritas Group IX-NYC, LLC (d) (h)	Third Party	45%	20,962	23,907
State Farm	CPA®:18 – Global	50%	20,248	20,913
Berry Plastics Corporation	WPC	50%	16,894	17,659
Tesco plc (b)	WPC	49%	15,483	17,965
Hellweg Die Profi-Baumärkte GmbH & Co. KG (b) (d)	WPC	37%	10,804	12,978
Agrokor d.d. (referred to as Agrokor 5) (b) (i)	CPA®:18 – Global	20%	10,457	19,217
Eroski Sociedad Cooperativa – Mallorca (b)	WPC	30%	8,990	9,639
Dick’s Sporting Goods, Inc.	WPC	45%	5,309	4,646
			$489,167	$412,964
___________

(a)
Represents a domestic ADC Arrangement. We consider this investment a VIE. We provided funding of $14.6 million to this investment during the nine months ended September 30, 2014. At September 30, 2014, the unfunded balance on the loan related to this investment was $0.3 million. Additionally, during the first quarter of 2014, capital contributions were made by our partners that resulted in income attributed to us of $6.5 million based upon the hypothetical liquidation at book value method of accounting. This income was subsequently offset with our share of losses incurred by the lessee during the second and third quarters of 2014.

(b)	The carrying value of this investment is affected by the impact of fluctuations in the exchange rate of the euro.

(c)
This investment represents a tenancy-in-common interest, whereby the property is encumbered by debt for which we are jointly and severally liable. For this investment, the co-obligor is WPC and the amount due under the arrangement was approximately $86.8 million and $95.6 million at September 30, 2014 and December 31, 2013, respectively. Of these amounts, $73.7 million and $81.3 million represent the amounts we agreed to pay and are included within the carrying value of this investment at September 30, 2014 and December 31, 2013, respectively.

(d)	The decrease in carrying value is primarily due to distributions made to us.

CPA®:17 – Global 9/30/2014 10-Q – 15

Notes to Consolidated Financial Statements (Unaudited)

(e)
See Acquisition of Equity Investment below. Carrying value includes our share of the acquisition expenses and VAT paid. Subsequent to the acquisition, a $54.6 million distribution was made to us representing our share of new financing obtained by the investment.

(f)	See Conversion to Equity Investment below.

(g)
Represents a domestic ADC Arrangement. We consider this investment a VIE. We provided funding of $23.0 million to this investment and capitalized $0.7 million of interest related to the loan during the nine months ended September 30, 2014. At September 30, 2014, the unfunded balance on the loan related to this investment was $20.0 million.

(h)
In addition to our 45% equity interest, we have a 40% indirect economic interest in this investment based upon certain contractual arrangements with our partner in this entity that enable or could require us to purchase their interest.

(i)	The decrease in carrying value is primarily due to a distribution made to us as a result of new financing obtained by the investment.

We recognized net income from equity investments in real estate of $2.1 million and $9.8 million for the three and nine months ended September 30, 2014, respectively, and $0.5 million and $3.4 million for the three and nine months ended September 30, 2013, respectively. For certain investments, net income from equity investments is based on the hypothetical liquidation at book value model as well as some depreciation and amortization adjustments related to basis differentials. Aggregate distributions from our interests in other unconsolidated real estate investments were $20.6 million and $18.1 million for the nine months ended September 30, 2014 and the year ended December 31, 2013, respectively. At September 30, 2014 and December 31, 2013, the unamortized basis differences on our equity investments were $32.1 million and $25.9 million, respectively, excluding acquisition fees of $6.5 million and $6.0 million, respectively. Net amortization of the basis differences reduced the carrying values of our equity investments by $1.2 million for both the three months ended September 30, 2014 and 2013 and $3.1 million and $2.9 million for the nine months ended September 30, 2014 and 2013, respectively.

Acquisition of Equity Investment

On March 31, 2014, we and CPA®:18 – Global acquired an office facility through a jointly-owned investment for a total cost of $147.9 million. Acquisition-related costs and fees totaling $8.4 million were expensed by the jointly-owned investment as this acquisition was deemed a business combination. We acquired a 50% interest in this venture for $74.0 million and account for this investment under the equity method of accounting.

Conversion to Equity Investment

On April 7, 2014, we made a follow-on equity investment of $20.4 million, including acquisition-related fees and costs of $0.4 million, to our existing equity holdings in BG LLH, LLC, which owns an interest in Lineage Logistics Holdings, LLC, an entity that owns and operates cold storage facilities in the United States. We formerly accounted for our existing equity holdings using the cost method of accounting. With our investment in April 2014, we were deemed to have a significant influence over BG LLH, LLC and accordingly, we changed our accounting for this investment to the equity method of accounting. We reclassified our existing holdings, totaling $8.3 million, from Other assets, net to Equity investments in real estate during the nine months ended September 30, 2014. In addition, we recorded equity income of $2.0 million related to the investment for the nine months ended September 30, 2014. We are currently assessing the purchase accounting related to a significant business combination executed by Lineage Logistics Holdings, LLC in 2014. The results of that assessment could have a material impact on our Net income from equity investments in real estate and our Net income. We expect to complete the assessment by the end of 2014.

CPA®:17 – Global 9/30/2014 10-Q – 16

Notes to Consolidated Financial Statements (Unaudited)

Note 7. Intangible Assets and Liabilities

In connection with our acquisitions of properties, we have recorded net lease intangibles that are being amortized over periods ranging from one year to 53 years. In addition, we have several ground lease intangibles that are being amortized over periods of up to 94 years. In-place lease intangibles are included in In-place lease intangible assets, net in the consolidated financial statements. Tenant relationship, above-market rent, below-market ground lease (as lessee) intangibles, and goodwill are included in Other intangible assets, net in the consolidated financial statements. Below-market rent and above-market ground lease (as lessor) intangibles are included in Below-market rent and other intangible liabilities, net in the consolidated financial statements.

In connection with our investment activity during the nine months ended September 30, 2014, we recorded net lease intangibles comprised as follows (life in years, dollars in thousands):

	Weighted-Average Life	Amount
Amortizable Intangible Assets
In-place lease	5.6	$9,914
Above-market rent	20.0	455
		$10,369
Amortizable Intangible Liabilities
Below-market rent	11.2	$(185)

Intangible assets and liabilities are summarized as follows (in thousands):

	September 30, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable Intangible Assets
In-place lease	$536,028	$(106,386)	$429,642	$537,271	$(80,027)	$457,244
Above-market rent	93,654	(15,649)	78,005	97,109	(12,413)	84,696
Tenant relationship	13,082	(4,487)	8,595	13,552	(4,299)	9,253
Below-market ground leases	7,124	(169)	6,955	7,124	(79)	7,045
	649,888	(126,691)	523,197	655,056	(96,818)	558,238
Unamortizable Intangible Assets
Goodwill	318	—	318	4,062	—	4,062
Total intangible assets	$650,206	$(126,691)	$523,515	$659,118	$(96,818)	$562,300

Amortizable Intangible Liabilities
Below-market rent	$(111,819)	$12,002	$(99,817)	$(110,606)	$8,163	$(102,443)
Above-market ground lease	(1,145)	14	(1,131)	(157)	3	(154)
Total intangible liabilities	$(112,964)	$12,016	$(100,948)	$(110,763)	$8,166	$(102,597)

Net amortization of intangibles, including the effect of foreign currency translation, was $9.4 million and $8.9 million for the three months ended September 30, 2014 and 2013, respectively, and $28.5 million and $26.3 million for the nine months ended September 30, 2014 and 2013, respectively. Amortization of below-market rent and above-market rent intangibles is recorded as an adjustment to Rental income; amortization of below-market ground lease intangibles is included in Property expenses; and amortization of in-place lease, above-market ground lease, and tenant relationship intangibles is included in Depreciation and amortization.

CPA®:17 – Global 9/30/2014 10-Q – 17

Notes to Consolidated Financial Statements (Unaudited)

Based on the intangible assets and liabilities recorded at September 30, 2014, scheduled annual net amortization of intangibles for the remainder of 2014, each of the next four calendar years following December 31, 2014, and thereafter is as follows (in thousands):

Years Ending December 31,	Net (Increase) Decrease in Rental Income	Increase to Amortization/Property Expense	Net
2014 (remaining)	$(104)	$9,406	$9,302
2015	(400)	36,278	35,878
2016	(108)	31,626	31,518
2017	115	28,967	29,082
2018	140	28,858	28,998
Thereafter	(21,455)	308,926	287,471
	$(21,812)	$444,061	$422,249

Note 8. Fair Value Measurements

The fair value of an asset is defined as the exit price, which is the amount that would either be received when an asset is sold or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance establishes a three-tier fair value hierarchy based on the inputs used in measuring fair value. These tiers are: Level 1, for which quoted market prices for identical instruments are available in active markets, such as money market funds, equity securities, and U.S. Treasury securities; Level 2, for which there are inputs other than quoted prices included within Level 1 that are observable for the instrument, such as certain derivative instruments including interest rate swaps and foreign currency contracts; and Level 3, for securities and other derivative assets that do not fall into Level 1 or Level 2 and for which little or no market data exists, therefore requiring us to develop our own assumptions.

Items Measured at Fair Value on a Recurring Basis

The methods and assumptions described below were used to estimate the fair value of each class of financial instrument. For significant Level 3 items, we have also provided the unobservable inputs along with their weighted-average ranges.

Derivative Assets — Our derivative assets, which are included in Other assets, net in the consolidated financial statements, are comprised of interest rate swaps, foreign currency forward contracts, stock warrants, embedded derivatives, and a swaption (Note 9). The interest rate swaps, foreign currency forward contracts, and swaption were measured at fair value using readily observable market inputs, such as quotations on interest rates, and were classified as Level 2 as these instruments are custom, over-the-counter contracts with various bank counterparties that are not traded in an active market. The stock warrants and embedded derivatives were measured at fair value using internal valuation models that incorporate market inputs and our own assumptions about future cash flows. We classified these assets as Level 3 because these assets are not traded in an active market.

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

We did not have any transfers into or out of Level 1, Level 2, and Level 3 measurements during either the three or nine months ended September 30, 2014 or 2013. Gains and losses (realized and unrealized) included in earnings are reported in Other income and (expenses) in the consolidated financial statements.

CPA®:17 – Global 9/30/2014 10-Q – 18

Notes to Consolidated Financial Statements (Unaudited)

Our other financial instruments had the following carrying values and fair values as of the dates shown (in thousands):

		September 30, 2014		December 31, 2013
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-recourse debt (a)	3	$1,918,805	$1,966,503	$1,915,601	$1,944,865
Note receivable (a)	3	40,000	42,450	40,000	43,890
Other securities (b)	3	10,096	10,096	9,915	15,548
Deferred acquisition fees payable (c)	3	8,524	9,556	15,033	15,950
CMBS (d)	3	3,257	8,715	2,791	6,052
___________

(a)
We determined the estimated fair value of these financial instruments using a discounted cash flow model with rates that take into account the credit of the tenant/obligor and interest rate risk. We also considered the value of the underlying collateral taking into account the quality of the collateral, the credit quality of the tenant/obligor, the time until maturity, and the current market interest rate.

(b)
Amounts at September 30, 2014 primarily reflect our interest in a foreign debenture, which is included in Other assets, net in the consolidated financial statements. Amounts at December 31, 2013 reflect equity securities and an interest in a foreign debenture, both of which were included in Other assets, net in the consolidated financial statements. As of September 30, 2014, we converted the equity securities to an equity investment in real estate (Note 6) and acquired an additional interest in the foreign debenture.

(c)
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

(d)
The carrying value of our commercial mortgage-backed securities, or CMBS, is inclusive of accretion related to the estimated cash flows expected to be received. There were no purchases, sales, or impairment charges recognized during either the three or nine months ended September 30, 2014 or 2013.

We estimated that our other financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values at both September 30, 2014 and December 31, 2013.

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

We did not recognize any impairment charges for either the three or nine months ended September 30, 2014 or 2013.

CPA®:17 – Global 9/30/2014 10-Q – 19

Notes to Consolidated Financial Statements (Unaudited)

Note 9. Risk Management and Use of Derivative Financial Instruments

Risk Management

In the normal course of our ongoing business operations, we encounter economic risk. There are four main components of economic risk that impact us: interest rate risk, credit risk, market risk, and foreign currency risk. We are primarily subject to interest rate risk on our interest-bearing assets and liabilities. Credit risk is the risk of default on our operations and our tenants’ inability or unwillingness to make contractually required payments. Market risk includes changes in the value of our properties and related loans as well as changes in the value of our other investments due to changes in interest rates or other market factors. We own investments in Europe and in Asia and are subject to the risks associated with changing foreign currency exchange rates.

Derivative Financial Instruments

When we use derivative instruments, it is generally to reduce our exposure to fluctuations in interest rates and foreign currency exchange rate movements. We have not entered, and do not plan to enter, into financial instruments for trading or speculative purposes. In addition to derivative instruments that we entered into on our own behalf, we may also be a party to derivative instruments that are embedded in other contracts, and we may own common stock warrants, granted to us by lessees when structuring lease transactions, which are considered to be derivative instruments. The primary risks related to our use of derivative instruments include default by a counterparty to a hedging arrangement on its obligation and a downgrade in the credit quality of a counterparty to such an extent that our ability to sell or assign our side of the hedging transaction is impaired. While we seek to mitigate these risks by entering into hedging arrangements with counterparties that are large financial institutions that we deem to be creditworthy, it is possible that our hedging transactions, which are intended to limit losses, could adversely affect our earnings. Furthermore, if we terminate a hedging arrangement, we may be obligated to pay certain costs, such as transaction or breakage fees. We have established policies and procedures for risk assessment and the approval, reporting, and monitoring of derivative financial instrument activities.

We measure derivative instruments at fair value and record them as assets or liabilities, depending on our rights or obligations under the applicable derivative contract. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. For a derivative designated, and that qualified, as a cash flow hedge, the effective portion of the change in fair value of the derivative is recognized in Other comprehensive (loss) income until the hedged item is recognized in earnings. For a derivative designated, and that qualified, as a net investment hedge, the effective portion of the change in the fair value and/or the net settlement of the derivative are reported in Other comprehensive loss as part of the cumulative foreign currency translation adjustment. Amounts are reclassified out of Other comprehensive (loss) income into earnings when the hedged investment is either sold or substantially liquidated. The ineffective portion of the change in fair value of any derivative is recognized directly in earnings.

CPA®:17 – Global 9/30/2014 10-Q – 20

Notes to Consolidated Financial Statements (Unaudited)

The following table sets forth certain information regarding our derivative instruments (in thousands):

Derivatives Designated as Hedging Instruments		Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
	Balance Sheet Location	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Foreign currency forward contracts	Other assets, net	$10,268	$2,002	$—	$—
Interest rate swaps	Other assets, net	605	1,895	—	—
Foreign currency collars	Other assets, net	—	429	—	—
Foreign currency forward contracts	Accounts payable, accrued expenses and other liabilities	—	—	(77)	(11,928)
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	—	—	(13,950)	(12,911)
Derivatives Not Designated as Hedging Instruments
Embedded derivatives (a)	Accounts payable, accrued expenses and other liabilities	—	—	—	(2,164)
Embedded derivatives (a) (b)	Other assets, net	2,260	2,314	—	—
Stock warrants (c)	Other assets, net	1,848	1,782	—	—
Foreign currency forward contract (d)	Accounts payable, accrued expenses and other liabilities	—	—	(471)	—
Foreign currency forward contracts (d) (e)	Other assets, net	4,510	1,521	—	—
Swaption (f)	Other assets, net	693	1,205	—	—
Total derivatives		$20,184	$11,148	$(14,498)	$(27,003)
___________

(a)
In connection with the ADC Arrangement with IDL Wheel Tenant, LLC, we agreed to fund to the developer a portion of the loan in the euro and we locked the euro to U.S. dollar exchange rate at $1.278 at the time of the transaction (Note 6). This component of the loan is deemed to be an embedded derivative that requires separate measurement.

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

(d)	In September 2014, a new forward contract was executed to offset an existing forward contract that has not yet reached its maturity. These two offsetting forward contracts will mature in July 2015.

(e)
In connection with an investment located in Japan, we entered into a foreign currency forward contract that protects against fluctuations in foreign currency rates related to the Japanese yen, but it did not qualify for hedge accounting.

(f)
In connection with the non-recourse debt financing related to our Cuisine Solutions, Inc. investment, we executed a swap and purchased a swaption, which grants us the right to enter into a new swap with a predetermined fixed rate should there be an extension of the loan maturity date.

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis on our consolidated financial statements. At both September 30, 2014 and December 31, 2013, no cash collateral had been posted nor received for any of our derivative positions.

CPA®:17 – Global 9/30/2014 10-Q – 21

Notes to Consolidated Financial Statements (Unaudited)

The following tables present the impact of our derivative instruments in the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized in Other Comprehensive Loss on Derivatives (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships	2014	2013	2014	2013
Interest rate cap (a)	$227	$315	$913	$879
Interest rate swaps	500	(744)	(3,920)	7,712
Foreign currency collars	(91)	(1,410)	(290)	(1,471)
Foreign currency forward contracts	18,208	(7,449)	17,799	(4,012)

Derivative formerly in a Net Investment Hedging Relationship (b)
Foreign currency forward contract	4,192	(934)	4,511	82
Total	$23,036	$(10,222)	$19,013	$3,190
___________

(a)
Includes gains attributable to noncontrolling interests of $0.1 million for both the three months ended September 30, 2014 and 2013 and $0.4 million for both the nine months ended September 30, 2014 and 2013.

(b)
In September 2014, a new forward contract was executed to offset this existing forward contract that has not yet reached its maturity. As a result of this transaction, this existing forward contract was de-designated as a hedging instrument. However, the effective portion of the change in fair value (through the date of de-designation) and the settlement of this contract are reported in the foreign currency translation adjustment section of Other comprehensive (loss) income until the underlying investment is sold, at which time we will reclassify the gain or loss to earnings.

		Amount of Gain (Loss) Reclassified from Other Comprehensive Loss into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified to Income	Three Months Ended September 30,		Nine Months Ended September 30,
		2014	2013 (c)	2014	2013 (c)
Interest rate cap	Interest expense	$(226)	$(316)	$(913)	$(881)
Interest rate swaps	Interest expense	(1,811)	(1,595)	(5,259)	(4,501)
Foreign currency collars	Other income and (expenses)	557	188	751	1,129
Foreign currency forward contracts	Other income and (expenses)	526	353	425	724
Total		$(954)	$(1,370)	$(4,996)	$(3,529)
___________

(c)
The amounts included in this column for the periods presented herein have been revised to reverse the signs that were incorrectly presented when originally filed. In addition, similar revisions will be made to the columns for the years ended December 31, 2013 and 2012 in the Form 10-K for the year ended December 31, 2014; and the column for the quarter ended March 31, 2014 in the Form 10-Q for the quarter ended March 31, 2015 when filed.

Amounts reported in Other comprehensive (loss) income related to interest rate swaps will be reclassified to Interest expense as interest payments are made on our variable-rate debt. Amounts reported in Other comprehensive (loss) income related to foreign currency derivative contracts will be reclassified to Other income and (expenses) when the hedged foreign currency contracts are settled. At September 30, 2014, we estimated that an additional $7.8 million and $2.3 million will be reclassified as interest expense and other income, respectively, during the next 12 months.

CPA®:17 – Global 9/30/2014 10-Q – 22

Notes to Consolidated Financial Statements (Unaudited)

		Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives Not in Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended September 30,		Nine Months Ended September 30,
		2014	2013	2014	2013
Embedded credit derivatives	Other income and (expenses)	$725	$(1,093)	$1,006	$(540)
Foreign currency forward contracts	Other income and (expenses)	445	59	327	822
Stock warrants	Other income and (expenses)	132	66	66	231
Swaption	Other income and (expenses)	(83)	58	(512)	237
Derivatives in Hedging Relationships
Interest rate swaps (a)	Interest expense	91	(50)	216	154
Total		$1,310	$(960)	$1,103	$904
___________

(a)	Relates to the ineffective portion of the hedging relationship.

See below for information on our purposes for entering into derivative instruments and for information on derivative instruments owned by unconsolidated investments, which are excluded from the tables above.

Interest Rate Swaps and Swaption

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our investment partners may obtain variable-rate, non-recourse mortgage loans and, as a result, may enter into interest rate swap agreements and swaptions with counterparties. Interest rate swaps, which effectively convert the variable-rate debt service obligations of the loan to a fixed rate, are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flow over a specific period. The notional, or face, amount on which the swaps are based is not exchanged. A swaption gives us the right but not the obligation to enter into an interest rate swap, of which the terms and conditions are set on the trade date, on a specified date in the future. Our objective in using these derivatives is to limit our exposure to interest rate movements.

The interest rate swaps and swaption that we had outstanding on our consolidated subsidiaries at September 30, 2014 are summarized as follows (currency in thousands):

Interest Rate Derivatives	Number of Instruments	Notional Amount	Fair Value at September 30, 2014 (a)
Designated as Cash Flow Hedging Instruments
Interest rate swaps	6	€185,947	$(8,546)
Interest rate swaps	13	$234,621	(4,799)
Not Designated as Hedging Instrument
Swaption	1	$13,230	693
			$(12,652)
____________

(a)	Fair value amount is based on the exchange rate of the euro at September 30, 2014, as applicable.

CPA®:17 – Global 9/30/2014 10-Q – 23

Notes to Consolidated Financial Statements (Unaudited)

The interest rate swap that one of our unconsolidated jointly-owned investments had outstanding at September 30, 2014 and was designated as cash flow hedge is summarized as follows (currency in thousands):

Interest Rate Derivative	Ownership Interest in Investee at September 30, 2014	Number of Instruments	Notional Amount	Fair Value at September 30, 2014 (a)
Interest rate swap	85%	1	€11,851	$(605)
____________

(a)	Fair value amount is based on the exchange rate of the euro at September 30, 2014.

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

The following table presents the foreign currency derivative contracts we had outstanding and their designations at September 30, 2014 (currency in thousands):

Foreign Currency Derivatives	Number of Instruments	Notional Amount	Fair Value at September 30, 2014 (a)
Designated as Cash Flow Hedging Instruments
Foreign currency forward contracts	101	€202,155	$8,301
Foreign currency forward contracts	13	¥604,232	1,890
Not Designated as Hedging Instruments
Foreign currency forward contracts	2	€90,000	2,215
Foreign currency forward contracts	1	¥610,129	1,824
			$14,230
___________

(a)	Fair value amounts are based on the exchange rate of the euro or the Japanese yen, as applicable, at September 30, 2014.

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of collateral received, if any. No collateral was received as of September 30, 2014. At September 30, 2014, our total credit exposure was $12.7 million, inclusive of noncontrolling interest, and the maximum exposure to any single counterparty was $5.1 million.

Some of the agreements we have with our derivative counterparties contain certain credit contingent provisions that could result in a declaration of default against us regarding our derivative obligations if we either default or are capable of being declared in default on certain of our indebtedness. At September 30, 2014, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives that were in a net liability position was $16.3 million and $25.1 million at September 30, 2014 and December 31, 2013, respectively, which included accrued interest and any adjustment for nonperformance risk. If we had breached any of these provisions at either September 30, 2014 or December 31, 2013, we could have been required to settle our obligations under these agreements at their aggregate termination value of $17.1 million and $27.1 million, respectively.

CPA®:17 – Global 9/30/2014 10-Q – 24

Notes to Consolidated Financial Statements (Unaudited)

Information about Geographic Areas

Our portfolio is comprised of domestic and international investments. At the end of the reporting period, our international investments were comprised of investments primarily in Europe and, to a lesser extent, Asia. With the exception of Italy, no other country comprised more than 10% of our total lease revenues or total long-lived assets at September 30, 2014. Foreign currency exposure and risk management are discussed above. The following tables present information about our investments on a geographic basis (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Domestic
Revenues	$68,871	$64,343	$208,850	$190,195
Income from continuing operations before income taxes and after gain on sale of real estate, net of tax	16,786	8,667	59,628	32,389
Net income attributable to noncontrolling interests	(9,042)	(6,401)	(24,009)	(21,219)
Net income attributable to CPA®:17 – Global	6,353	3,888	32,940	11,277
Italy
Revenues	$7,750	$7,660	$23,700	$22,935
Income from continuing operations before income taxes and after gain on sale of real estate, net of tax	1,813	1,665	5,698	5,524
Net income attributable to noncontrolling interests	—	—	—	—
Net income attributable to CPA®:17 – Global	1,732	1,666	5,555	5,524
Other International
Revenues	$21,366	$19,616	$65,373	$54,207
Income from continuing operations before income taxes and after gain on sale of real estate, net of tax	8,425	1,670	25,323	18,014
Net income attributable to noncontrolling interests	(151)	(114)	(501)	(515)
Net income (loss) attributable to CPA®:17 – Global	7,095	(528)	21,632	15,852
Total
Revenues	$97,987	$91,619	$297,923	$267,337
Income from continuing operations before income taxes and after gain on sale of real estate, net of tax	27,024	12,002	90,649	55,927
Net income attributable to noncontrolling interests	(9,193)	(6,515)	(24,510)	(21,734)
Net income attributable to CPA®:17 – Global	15,180	5,026	60,127	32,653

	September 30, 2014	December 31, 2013
Domestic
Long-lived assets (a)	$2,409,063	$2,195,465
Non-recourse debt	1,353,774	1,319,094
Italy
Long-lived assets (a)	$311,787	$343,876
Non-recourse debt	205,339	223,937
Other International
Long-lived assets (a)	$842,899	$1,022,754
Non-recourse debt	359,692	372,570
Total
Long-lived assets (a)	$3,563,749	$3,562,095
Non-recourse debt	1,918,805	1,915,601
___________

(a)	Consists of Net investments in real estate.

CPA®:17 – Global 9/30/2014 10-Q – 25

Notes to Consolidated Financial Statements (Unaudited)

For the nine months ended September 30, 2014, the following tenants represented 5% or more of total lease revenues:

•	Metro Cash & Carry Italia S.p.A (10%);

•	The New York Times Company (9%);

•	Agrokor d.d. (8%);

•	KBR, Inc. (7%); and

•	General Parts Inc., Golden State Supply LLC, Straus-Frank Enterprises LLC, General Parts Distribution LLC and Worldpac Inc. (6%).

Note 10. Non-Recourse Debt

Non-recourse debt consists of mortgage notes payable, which are collateralized by the assignment of real estate properties with an aggregate carrying value of $2.9 billion at both September 30, 2014 and December 31, 2013. At September 30, 2014, our mortgage notes payable bore interest at fixed annual rates ranging from 2.0% to 8.0% and variable contractual annual rates ranging from 2.7% to 6.1%, with maturity dates ranging from 2014 to 2039.

During the nine months ended September 30, 2014, we obtained three new non-recourse mortgage financings totaling $57.0 million with a weighted-average annual interest rate and term of 3.5% and seven years, respectively, of which $53.3 million related to investments we acquired during prior years and $3.7 million related to an investment we acquired during the current year. We also assumed a non-recourse mortgage loan of $10.3 million, including unamortized premium of $1.3 million, in connection with a new investment acquired during the nine months ended September 30, 2014. Additionally, we refinanced two non-recourse mortgage loans totaling $22.1 million with new financings totaling $24.9 million, with a weighted-average annual interest rate and term of 7.0% and 14 years, respectively, and recognized a total of $0.3 million in losses on the extinguishment of the refinanced debts.

Scheduled Debt Principal Payments

Scheduled debt principal payments during the remainder of 2014, each of the next four calendar years following December 31, 2014, and thereafter are as follows (in thousands):

Years Ending December 31,	Total
2014 (remainder)	$8,805
2015	69,779
2016	282,058
2017	354,270
2018	155,422
Thereafter through 2039	1,051,889
1,922,223
Unamortized discount, net	(3,418)
Total	$1,918,805

Certain amounts in the table above are based on the applicable foreign currency exchange rate at September 30, 2014. The impact on the carrying value of our Non-recourse debt due to the strengthening of the U.S. dollar relative to foreign currencies during the nine months ended September 30, 2014 was a decrease of $45.1 million from December 31, 2013 to September 30, 2014.

Note 11. Commitments and Contingencies

At September 30, 2014, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations. See Note 4 for unfunded construction commitments.

CPA®:17 – Global 9/30/2014 10-Q – 26

Notes to Consolidated Financial Statements (Unaudited)

Note 12. Equity

Reclassifications Out of Accumulated Other Comprehensive Loss

The following tables present a reconciliation of changes in Accumulated other comprehensive loss by component for the periods presented (in thousands):

	Three Months Ended September 30, 2014
	Gains and Losses on Derivative Instruments	Gains and Losses on Marketable Securities	Foreign Currency Translation Adjustments	Total
Beginning balance	$(29,911)	$(344)	$13,360	$(16,895)
Other comprehensive income (loss) before reclassifications	22,082	77	(61,105)	(38,946)
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	2,037	—	—	2,037
Other income and (expenses)	(1,083)	—	—	(1,083)
Total	954	—	—	954
Net current-period Other comprehensive income (loss)	23,036	77	(61,105)	(37,992)
Net current-period Other comprehensive (income) loss attributable to noncontrolling interests	(102)	—	905	803
Ending balance	$(6,977)	$(267)	$(46,840)	$(54,084)

	Three Months Ended September 30, 2013
	Gains and Losses on Derivative Instruments	Gains and Losses on Marketable Securities	Foreign Currency Translation Adjustments	Total
Beginning balance	$(12,730)	$(423)	$(25,636)	$(38,789)
Other comprehensive (loss) income before reclassifications	(11,592)	24	32,477	20,909
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	1,911	—	—	1,911
Other income and (expenses)	(541)	—	—	(541)
Total	1,370	—	—	1,370
Net current-period Other comprehensive (loss) income	(10,222)	24	32,477	22,279
Net current-period Other comprehensive (income) loss attributable to noncontrolling interests	(142)	—	(408)	(550)
Ending balance	$(23,094)	$(399)	$6,433	$(17,060)

CPA®:17 – Global 9/30/2014 10-Q – 27

Notes to Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30, 2014
	Gains and Losses on Derivative Instruments	Gains and Losses on Marketable Securities	Foreign Currency Translation Adjustments	Total
Beginning balance	$(25,579)	$(391)	$20,695	$(5,275)
Other comprehensive income (loss) before reclassifications	14,017	124	(68,537)	(54,396)
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	6,172	—	—	6,172
Other income and (expenses)	(1,176)	—	—	(1,176)
Total	4,996	—	—	4,996
Net current-period Other comprehensive income (loss)	19,013	124	(68,537)	(49,400)
Net current-period Other comprehensive (income) loss attributable to noncontrolling interests	(411)	—	1,002	591
Ending balance	$(6,977)	$(267)	$(46,840)	$(54,084)

	Nine Months Ended September 30, 2013
	Gains and Losses on Derivative Instruments	Gains and Losses on Marketable Securities	Foreign Currency Translation Adjustments	Total
Beginning balance	$(25,888)	$(470)	$(9,008)	$(35,366)
Other comprehensive (loss) income before reclassifications	(339)	71	15,614	15,346
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	5,382	—	—	5,382
Other income and (expenses)	(1,853)	—	—	(1,853)
Total	3,529	—	—	3,529
Net current-period Other comprehensive income	3,190	71	15,614	18,875
Net current-period Other comprehensive (income) loss attributable to noncontrolling interests	(396)	—	(173)	(569)
Ending balance	$(23,094)	$(399)	$6,433	$(17,060)

Distributions Declared

During the third quarter of 2014, our board of directors declared a quarterly distribution of $0.1625 per share, which was paid on October 15, 2014 to stockholders of record on September 30, 2014, in the amount of $53.0 million.

CPA®:17 – Global 9/30/2014 10-Q – 28

Notes to Consolidated Financial Statements (Unaudited)

Note 13. Property Dispositions and Discontinued Operations

From time to time, we may decide to sell a property. We have an active capital recycling program, with a goal of extending the average lease term through reinvestment, improving portfolio credit quality through dispositions and acquisitions of assets, increasing the asset criticality factor in our portfolio, and/or executing strategic dispositions of assets. We may make a decision to dispose of a property when it is vacant as a result of tenants vacating space, tenants electing not to renew their leases, tenant insolvency, or lease rejection in the bankruptcy process. In such cases, we assess whether we can obtain the highest value from the property by selling it, as opposed to re-leasing it. We may also sell a property when we receive an unsolicited offer or negotiate a price for an investment that is consistent with our strategy for that investment. When it is appropriate to do so, we classify the property as an asset held for sale on our consolidated balance sheet. For those properties sold or classified as held-for-sale prior to January 1, 2014, the current and prior period results of operations of the property have been reclassified as discontinued operations under current accounting guidance (Note 2).

Property Dispositions Included in Continuing Operations

During the nine months ended September 30, 2014, we recognized a gain on sale of real estate of $12.5 million in connection with the I Shops Partial Sale (Note 4).

Property Dispositions Included in Discontinued Operations

The results of operations for properties that have been sold prior to January 1, 2014, and with which we have no continuing involvement, are reflected in the consolidated financial statements as discontinued operations and are summarized as follows (in thousands, net of tax):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$—	$1,325	$—	$3,702
Expenses	—	(1,076)	—	(2,962)
Income from discontinued operations	$—	$249	$—	$740

On October 8, 2013, we sold a hotel for $20.0 million, net of selling costs, and recognized a gain on the sale of $8.0 million. We repaid the related outstanding non-recourse mortgage loan of $5.1 million at the time of the sale and recognized a loss on the extinguishment of debt of $1.0 million.

CPA®:17 – Global 9/30/2014 10-Q – 29

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MD&A is intended to provide the reader with information that will assist in understanding our financial statements and the reasons for changes in certain key components of our financial statements from period to period. MD&A also provides the reader with our perspective on our financial position and liquidity, as well as certain other factors that may affect our future results. Our MD&A should be read in conjunction with the 2013 Annual Report.

Business Overview

As described in more detail in Item 1 of the 2013 Annual Report, we are a publicly-owned, non-listed REIT that invests primarily in commercial properties leased to companies domestically and internationally. As opportunities arise, we also make other types of commercial real estate related investments. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions, and other factors. We earn revenue principally by leasing the properties we own to single corporate tenants, primarily on a triple-net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, contractual rent adjustments, tenant defaults, sales of properties, and foreign currency exchange rates. We were formed in 2007 and are managed by the advisor. We hold substantially all of our assets and conduct substantially all of our business through our Operating Partnership. We are the general partner of, and own 99.99% of the interests in, the Operating Partnership. The remaining interest in the Operating Partnership is held by a subsidiary of WPC.

Significant Development

NAV

We currently intend to obtain an estimated NAV based primarily on an independent valuation of our real estate assets and our indebtedness as of December 31, 2014 using methodologies consistent with those used to calculate our previously-reported NAV as of December 31, 2013. We will announce the December 31, 2014 NAV in our public filings when it becomes available. The NAV may be higher or lower than our previously-reported NAV of $9.50.

CPA®:17 – Global 9/30/2014 10-Q – 30

Portfolio Overview

We intend to continue to acquire a diversified portfolio of income-producing commercial properties and other real estate-related assets as we use the remaining net proceeds from our follow-on offering. We expect to make these investments both domestically and outside of the U.S. Portfolio information is provided on a consolidated basis to facilitate the review of our accompanying consolidated financial statements. In addition, we provide such information on a pro rata basis to better illustrate the economic impact of our various net-leased, jointly-owned investments.

Portfolio Summary

	September 30, 2014	December 31, 2013
Number of net-leased properties	359	352
Number of operating properties (a)	75	75
Number of tenants (b)	109	99
Total square footage (in thousands) (c)	40,820	39,665
Occupancy (b)	100.0%	100.0%
Weighted-average lease term (in years) (b)	14.2	15.3
Number of countries	10	10
Total assets (in thousands) (d)	$4,639,162	$4,713,369
Net investments in real estate (in thousands) (d)	3,563,749	3,562,095

	Nine Months Ended September 30,
	2014	2013
Acquisition volume — consolidated (in millions) (d) (e) (f)	$75.2	$252.0
Acquisition volume — pro rata (in millions) (c) (f)	173.7	391.0
Financing obtained — consolidated (in millions) (d) (g)	81.9	186.4
Financing obtained — pro rata (in millions) (c) (g)	108.8	283.8
Average U.S. dollar/euro exchange rate (h)	1.3566	1.3173
Increase in the U.S. CPI (i)	2.1%	2.0%
__________

(a)
Operating properties are primarily comprised of full or partial ownership interests in 71 self-storage properties and two shopping centers, all of which are managed by third parties. One of the shopping centers is accounted for under the equity method of accounting and the other shopping center is a build-to-suit project under construction.

(b)	Excludes operating properties.

(c)	Represents pro rata basis. See Terms and Definitions below for a description of pro rata amounts.

(d)	Represents consolidated basis.

(e)	Includes build-to-suit transactions, which are reflected as the total commitment for the build-to-suit funding.

(f)	The amount for the nine months ended September 30, 2014 includes acquisition-related costs, which were expensed in the consolidated financial statements.

(g)
Financing obtained during the nine months ended September 30, 2014 and 2013 included total refinancings of $24.9 million and $9.7 million, respectively. Financing on a pro rata basis includes our share of the non-recourse mortgage financings related to State Farm, Bank Pekao S.A., and Agrokor 5 (Note 6).

(h)
The average conversion rate for the U.S. dollar in relation to the euro increased during the nine months ended September 30, 2014 as compared to the same period in 2013, resulting in a positive impact on earnings in the current year period for our euro-denominated investments.

(i)	Many of our domestic lease agreements include contractual increases indexed to the change in the U.S. Consumer Price Index, or CPI.

CPA®:17 – Global 9/30/2014 10-Q – 31

Net-Leased Portfolio

The tables below represent information about our net-leased portfolio on a consolidated and pro rata basis and, accordingly, exclude all operating properties at September 30, 2014. See Terms and Definitions below for a description of pro rata amounts.

Top Ten Tenants by ABR
(in thousands, except percentages)

	Consolidated		Pro Rata
Tenant/Lease Guarantor	ABR	Percent	ABR	Percent
Metro Cash & Carry Italia S.p.A. (a)	$29,154	10%	$29,154	9%
The New York Times Company	26,057	9%	14,331	4%
Agrokor d.d. (a)	24,138	9%	25,565	8%
General Parts Inc., Golden State Supply LLC, Straus-Frank Enterprises LLC, General Parts Distribution LLC and Worldpac Inc.	17,653	6%	17,653	6%
KBR, Inc.	13,956	5%	13,956	4%
Blue Cross and Blue Shield of Minnesota, Inc.	11,732	4%	11,732	4%
Eroski Sociedad Cooperativa (a)	10,399	4%	11,150	3%
Terminal Freezers, LLC	9,041	3%	9,041	3%
DTS Distribuidora Television Digital SA (a)	8,979	3%	8,979	3%
RLJ-McLarty-Landers Automotive Holdings, LLC	6,546	2%	6,544	2%
Total	$157,655	55%	$148,105	46%
__________

(a)	ABR amounts are subject to fluctuations in foreign currency exchange rates.

Portfolio Diversification by Geography and Property Type
(in thousands, except percentages)

	Consolidated		Pro Rata
Region	ABR	Percent	ABR	Percent
U.S.
East	$54,549	19%	$42,207	13%
South	51,625	18%	57,114	18%
Midwest	48,526	17%	53,463	17%
West	27,849	9%	28,819	9%
U.S. Total	182,549	63%	181,603	57%

International
Italy	29,154	10%	29,154	9%
Croatia	24,138	8%	25,565	8%
Spain	19,379	7%	20,129	6%
Poland	11,597	4%	16,421	5%
Germany	10,115	4%	19,401	6%
United Kingdom	5,864	2%	5,864	2%
Other (a)	5,566	2%	21,932	7%
International Total	105,813	37%	138,466	43%

Total	$288,362	100%	$320,069	100%

CPA®:17 – Global 9/30/2014 10-Q – 32

	Consolidated		Pro Rata
Property Type	ABR	Percent	ABR	Percent
Office	$94,322	33%	$90,243	28%
Warehouse/Distribution	67,655	23%	85,710	27%
Retail	57,350	20%	70,484	22%
Industrial	46,730	16%	47,174	15%
Other (b)	22,305	8%	26,458	8%
	$288,362	100%	$320,069	100%
________

(a)	Consolidated includes ABR in the Netherlands and Japan. Pro rata includes ABR from the aforementioned countries and Hungary.

(b)
Consolidated includes ABR from tenants with the following property types: education, automotive dealership, sports, and land. Pro rata includes ABR from the aforementioned property types in addition to self-storage.

Portfolio Diversification by Tenant Industry
(in thousands, except percentages)

	Consolidated		Pro Rata
Industry Type	ABR	Percent	ABR	Percent
Retail Stores	$65,558	23%	$78,777	25%
Business and Commercial Services	40,557	14%	40,476	12%
Grocery	34,537	12%	53,162	17%
Media: Printing and Publishing	29,684	10%	17,959	5%
Automobile	16,543	6%	15,358	5%
Healthcare, Education, and Childcare	12,637	4%	12,637	4%
Insurance	11,732	4%	15,280	5%
Machinery	10,637	4%	10,637	3%
Broadcasting and Entertainment	8,979	3%	8,979	3%
Leisure, Amusement, and Entertainment	8,571	3%	8,617	3%
Beverages, Food, and Tobacco	8,518	3%	8,518	3%
Telecommunications	6,159	2%	6,187	2%
Transportation - Cargo	5,864	2%	5,864	2%
Textiles, Leather, and Apparel	5,065	2%	3,039	1%
Banking	4,605	2%	9,355	3%
Electronics	4,295	2%	3,057	1%
Consumer Non-Durable Goods	4,142	1%	4,142	1%
Chemicals, Plastics, Rubber, and Glass	3,933	1%	7,524	2%
Other (a)	6,346	2%	10,501	3%
	$288,362	100%	$320,069	100%
__________

(a)
Includes ABR from tenants in the following industries: aerospace and defense; mining, metals, and primary metal industries; building and real estate; construction and building; finance; consumer and durable goods; consumer services; and transportation - personal.

CPA®:17 – Global 9/30/2014 10-Q – 33

Lease Expirations
(in thousands, except percentages and number of leases)

	Consolidated			Pro Rata
Year of Lease Expiration	Number of Leases Expiring	ABR	Percent	Number of Leases Expiring	ABR	Percent
Remaining 2014	1	$84	—%	1	$84	—%
2015	9	340	—%	10	342	—%
2016	9	3,092	1%	10	3,190	1%
2017	4	574	—%	4	574	—%
2018	3	26,180	9%	6	14,481	5%
2019	3	288	—%	3	343	—%
2020	2	120	—%	2	120	—%
2021	3	1,556	1%	3	1,091	—%
2022	1	2,709	1%	2	4,139	1%
2023	1	76	—%	2	4,826	2%
2024	5	12,963	4%	9	18,627	6%
2025	11	10,966	4%	11	10,966	3%
2026	10	12,674	4%	16	25,656	8%
2027	23	30,674	11%	23	30,674	10%
Thereafter	78	186,066	65%	83	204,956	64%
	163	$288,362	100%	185	$320,069	100%

Self-Storage Summary

Our self-storage properties had an average occupancy rate of 85% at September 30, 2014. As of September 30, 2014, our self-storage portfolio was comprised as follows (square footage in thousands):

State	Number of Properties	Square Footage
California	29	2,079
Illinois	13	900
Florida	7	486
Texas	5	437
Hawaii	4	259
Louisiana	3	196
Georgia	2	79
Alabama	1	130
North Carolina	1	80
Mississippi	1	61
Consolidated Total	66	4,707
New York	5	272
Pro Rata Total (a)	71	4,979
__________

(a)	See Terms and Definitions below for a description of pro rata amounts.

CPA®:17 – Global 9/30/2014 10-Q – 34

Terms and Definitions

Pro Rata Metrics — The portfolio information above contains certain metrics prepared under the pro rata consolidation method. We refer to these metrics as pro rata metrics. We have a number of investments, usually with our affiliates, in which our economic ownership is less than 100%. Under the full consolidation method, we report 100% of the assets, liabilities, revenues, and expenses of those investments that are deemed to be under our control or for which we are deemed to be the primary beneficiary, even if our ownership is less than 100%. Also, for all other jointly-owned investments, we report our net investment and our net income or loss from that investment. Under the pro rata consolidation method, we generally present our proportionate share, based on our economic ownership of these jointly-owned investments, of the assets, liabilities, revenues, and expenses of those investments.

ABR — ABR represents contractual minimum annualized base rent for our net-leased properties. ABR is not applicable to operating properties.

Financial Highlights
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Total revenues	$97,987	$91,619	$297,923	$267,337
Net income attributable to CPA®:17 – Global	15,180	5,026	60,127	32,653

Cash distributions paid	52,485	50,689	156,096	147,310

Net cash provided by operating activities			153,332	135,825
Net cash used in investing activities			(140,868)	(387,455)
Net cash (used in) provided by financing activities			(86,692)	37,035

Supplemental financial measures:
Funds from operations (a)	46,120	32,055	149,900	111,131
Modified funds from operations (a)	40,864	36,387	141,256	105,812
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

Total revenues, Net income attributable to CPA®:17 – Global, Net cash provided by operating activities, FFO, and MFFO all increased for the three and nine months ended September 30, 2014 as compared to the same periods in 2013, primarily reflecting the increase in the number of our investments during 2014 and 2013.

CPA®:17 – Global 9/30/2014 10-Q – 35

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

The following table presents the comparative results of operations (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
Revenues
Lease revenues	$77,672	$72,389	$5,283	$231,961	$210,871	$21,090
Operating property revenues	11,878	12,642	(764)	42,482	39,028	3,454
Reimbursable tenant costs	7,006	4,655	2,351	19,003	12,171	6,832
Interest income and other	1,431	1,933	(502)	4,477	5,267	(790)
	20,315	19,230	1,085	65,962	56,466	9,496
	97,987	91,619	6,368	297,923	267,337	30,586
Operating Expenses
Depreciation and amortization:
Net-leased properties	22,095	19,641	2,454	65,941	57,031	8,910
Operating properties	3,245	3,954	(709)	10,855	12,256	(1,401)
	25,340	23,595	1,745	76,796	69,287	7,509
Property expenses:
Asset management fees	6,468	5,660	808	19,934	16,137	3,797
Operating properties	4,595	8,261	(3,666)	20,639	25,683	(5,044)
Reimbursable tenant costs	7,006	4,655	2,351	19,003	12,171	6,832
Net-leased properties	2,233	3,094	(861)	8,449	8,178	271
	20,302	21,670	(1,368)	68,025	62,169	5,856
General and administrative	6,544	4,847	1,697	17,853	14,596	3,257
Acquisition expenses	—	8,510	(8,510)	1,401	10,305	(8,904)
	52,186	58,622	(6,436)	164,075	156,357	7,718

Operating Income	45,801	32,997	12,804	133,848	110,980	22,868

Other Income and Expenses
Interest expense	(23,695)	(22,807)	(888)	(70,288)	(66,468)	(3,820)
Net income from equity investments in real estate	2,052	513	1,539	9,777	3,380	6,397
Other income and (expenses)	2,076	1,221	855	3,974	7,376	(3,402)
	(19,567)	(21,073)	1,506	(56,537)	(55,712)	(825)
Income from continuing operations before income taxes and gain on sale of real estate	26,234	11,924	14,310	77,311	55,268	22,043
Provision for income taxes	(2,651)	(710)	(1,941)	(6,012)	(2,280)	(3,732)
Income from continuing operations before gain on sale of real estate	23,583	11,214	12,369	71,299	52,988	18,311
Income from discontinued operations, net of tax	—	249	(249)	—	740	(740)
Gain on sale of real estate, net of tax	790	78	712	13,338	659	12,679
Net Income	24,373	11,541	12,832	84,637	54,387	30,250
Net income attributable to noncontrolling interests	(9,193)	(6,515)	(2,678)	(24,510)	(21,734)	(2,776)
Net Income Attributable to CPA®:17 – Global	$15,180	$5,026	$10,154	$60,127	$32,653	$27,474
MFFO	$40,864	$36,387	$4,477	$141,256	$105,812	$35,444

CPA®:17 – Global 9/30/2014 10-Q – 36

Lease Composition and Leasing Activities

As of September 30, 2014, approximately 53.3% of our net leases, based on ABR, provide for adjustments based on formulas indexed to changes in the CPI, or other similar indices for the jurisdiction in which the property is located, some of which have caps and/or floors. In addition, 46.1% of our net leases on that same basis have fixed rent adjustments, for which ABR is scheduled to increase by an average of 1.5% in the next 12 months. We own international investments and, therefore, lease revenues from these investments are subject to fluctuations in exchange rate movements in foreign currencies, primarily the euro.

During both the three months ended September 30, 2014 and 2013, we did not modify any existing leases.

During the nine months ended September 30, 2014, we extended two leases with existing tenants totaling 2,466 square feet of leased space. The average new rent for these leases was $19.65 per square foot and the average former rent was $19.16 per square foot. There were no tenant improvement allowances or concessions related to these leases.

During the nine months ended September 30, 2013, we modified one existing lease with an existing tenant to add approximately 1.0 million square feet of leased space at the same rental rate per square foot. The average rent for this lease was $3.22 per square foot. There were no tenant improvement allowances or concessions related to this lease.

CPA®:17 – Global 9/30/2014 10-Q – 37

Property Level Contribution

Property level contribution includes lease and operating property revenues, less property expenses and depreciation and amortization. When a property is leased on a net-lease basis, reimbursable tenant costs are recorded as both income and property expense and, therefore, have no impact on the property level contribution. The following table presents the property level contribution for our consolidated leased and operating properties as well as a reconciliation to our net operating income (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
Same Store Net-leased Properties
Lease revenues	$69,230	$68,524	$706	$208,516	$204,693	$3,823
Depreciation and amortization	(18,406)	(18,335)	(71)	(55,595)	(55,176)	(419)
Property expenses	(1,996)	(2,664)	668	(6,995)	(7,717)	722
Property level contribution	48,828	47,525	1,303	145,926	141,800	4,126
Recently Acquired Net-leased Properties
Lease revenues	8,442	3,865	4,577	23,445	6,178	17,267
Depreciation and amortization	(3,689)	(1,306)	(2,383)	(10,346)	(1,855)	(8,491)
Property expenses	(237)	(430)	193	(1,454)	(461)	(993)
Property level contribution	4,516	2,129	2,387	11,645	3,862	7,783
Operating Properties
Revenues	11,878	10,310	1,568	34,567	29,066	5,501
Property expenses	(4,578)	(4,387)	(191)	(14,029)	(12,810)	(1,219)
Depreciation and amortization	(3,245)	(3,630)	385	(10,118)	(11,503)	1,385
Property level contribution	4,055	2,293	1,762	10,420	4,753	5,667
Properties Sold
Revenues	—	2,332	(2,332)	7,915	9,962	(2,047)
Property expenses	(17)	(3,874)	3,857	(6,610)	(12,873)	6,263
Depreciation and amortization	—	(324)	324	(737)	(753)	16
Property level contribution	(17)	(1,866)	1,849	568	(3,664)	4,232
Total Property Level Contribution
Lease revenues	77,672	72,389	5,283	231,961	210,871	21,090
Property expenses	(2,233)	(3,094)	861	(8,449)	(8,178)	(271)
Operating property revenues	11,878	12,642	(764)	42,482	39,028	3,454
Operating property expenses	(4,595)	(8,261)	3,666	(20,639)	(25,683)	5,044
Depreciation and amortization	(25,340)	(23,595)	(1,745)	(76,796)	(69,287)	(7,509)
Property Level Contribution	57,382	50,081	7,301	168,559	146,751	21,808
Add other income:
Non-rent related revenue and other	1,431	1,933	(502)	4,477	5,267	(790)
Less other expenses:
Asset management fees	(6,468)	(5,660)	(808)	(19,934)	(16,137)	(3,797)
Acquisition expenses	—	(8,510)	8,510	(1,401)	(10,305)	8,904
General and administrative	(6,544)	(4,847)	(1,697)	(17,853)	(14,596)	(3,257)
Operating Income	$45,801	$32,997	$12,804	$133,848	$110,980	$22,868

CPA®:17 – Global 9/30/2014 10-Q – 38

Same Store Net-leased Properties

Same store net-leased properties are those we acquired prior to January 1, 2013. At September 30, 2014, there were 209 same-store net-leased properties.

For the three and nine months ended September 30, 2014 as compared to the same periods in 2013, property level contribution for same store net-leased properties increased by $1.3 million and $4.1 million, respectively, primarily due to an increase in lease revenues of $0.7 million and $3.8 million, respectively, as a result of CPI-related rent increases.

Recently Acquired Net-leased Properties

Recently acquired net-leased properties are those that we acquired subsequent to December 31, 2012.

For the three and nine months ended September 30, 2014 as compared to the same periods in 2013, property level contribution from recently acquired leased properties increased by $2.4 million and $7.8 million, respectively, as a result of eight properties acquired after September 30, 2013 through September 30, 2014.

Operating Properties

Other real estate operations represent primarily the results of operations (revenues and operating expenses) of our 66 self-storage properties. Eight self-storage properties were acquired during 2013, with the remaining self-storage properties acquired during prior years.

For the three and nine months ended September 30, 2014 as compared to the same periods in 2013, property level contribution from operating properties increased by $1.8 million and $5.7 million, respectively, as a result of one self-storage property acquired after September 30, 2013 through September 30, 2014.

Properties Sold

Properties sold represent only those properties that did not qualify for classification as discontinued operations. The results of operations for properties that were sold prior to January 1, 2014 are included within discontinued operations in the consolidated financial statements.

In April 2014, we sold a hotel that had been classified as an operating property in the consolidated financial statements (Note 4). For the three months ended September 30, 2013, property level contribution from the sold hotel was a loss of $1.9 million. For the nine months ended September 30, 2014 and 2013, property level contribution from the sold hotel was income of $0.6 million and a loss of $3.7 million, respectively. Prior year losses incurred by the hotel were a result of a significant renovation-related disruption during which a portion of total rooms were unavailable, which negatively impacted our net operating income. The related gain is included in Gain on sale of real estate, net of tax, which is disclosed below.

Other Revenues and Expenses

Property Expenses — Asset Management Fees

For the three and nine months ended September 30, 2014 as compared to the same periods in 2013, asset management fees increased by $0.8 million and $3.8 million, respectively, as a result of investment volume growth in 2014 and 2013 and an increase in the estimated fair value of our real estate, both of which increased the asset base from which the advisor earns a fee.

General and Administrative

For the three and nine months ended September 30, 2014 as compared to the same periods in 2013, general and administrative expenses increased by $1.7 million and $3.3 million, respectively, primarily due to increases in management expenses of $0.7 million and $2.0 million, respectively, and increases in professional expenses of $0.8 million and $0.6 million, respectively.

Management expenses increased primarily as a result of the increase in our revenue base from which the advisor allocates costs of personnel and overhead pursuant to the terms of the advisory agreement. Management expenses include our reimbursements to the advisor for the allocated costs of personnel and overhead in providing management of our day-to-day operations,

CPA®:17 – Global 9/30/2014 10-Q – 39

including accounting and legal services, stockholder services, corporate management, and property management and operations.

Professional expenses increased due to higher audit and tax professional fees as a result of investment volume growth in 2014 and 2013. Professional fees include legal, accounting, and investor-related expenses incurred in the normal course of business.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
Type	2014	2013	Change	2014	2013	Change
Same store equity investments	$1,405	$920	$485	$11,963	$3,787	$8,176
Recently acquired equity investments	647	(407)	1,054	(2,186)	(407)	(1,779)
Total net income from equity investments in real estate	$2,052	$513	$1,539	$9,777	$3,380	$6,397

For the three months ended September 30, 2014 as compared to the same period in 2013, net income from same store equity investments increased by $0.5 million, primarily due to a decrease in current year tax provision on one of our jointly-owned investments and a decrease in interest expense as a result of a loan payoff during the fourth quarter of 2013 on one of our jointly-owned investments.

For the nine months ended September 30, 2014 as compared to the same period in 2013, net income from same store equity investments increased by $8.2 million, primarily due to capital contributions made by our partners in one of our investments that resulted in income attributed to us of $6.5 million based upon the hypothetical liquidation at book value method of accounting (Note 6) and an increase in income of $1.3 million as a result of a decrease in interest expense due to a loan payoff during the fourth quarter of 2013 on one of our jointly-owned investments.

For the three months ended September 30, 2014 as compared to the same period in 2013, net income from our recently acquired equity investments increased by $1.1 million, primarily as a result of recognizing our share of earnings from an investment that was previously accounted for under the cost method of accounting (Note 6).

For the nine months ended September 30, 2014 as compared to the same period in 2013, net income from our recently acquired equity investments decreased by $1.8 million, primarily as result of our $4.2 million share of acquisition expenses recorded by the entity that leases its property to Bank Pekao S.A., which was acquired in March 2014, partially offset by $2.0 million representing our share of earnings from an investment that was previously accounted for under the cost method of accounting (Note 6).

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

For the three months ended September 30, 2014, we recognized net Other income of $2.1 million, primarily due to net gains of $2.3 million recognized on our derivatives and interest income of $0.6 million recognized on our average cash balances, partially offset by $0.7 million of net foreign currency transaction losses on our foreign investments.

CPA®:17 – Global 9/30/2014 10-Q – 40

For the nine months ended September 30, 2014, we recognized net Other income of $4.0 million, primarily due to net gains of $2.1 million recognized on our derivatives and interest income of $1.6 million recognized on our average cash balances.

For the three months ended September 30, 2013, we recognized net Other income of $1.2 million, primarily due to $1.5 million of net foreign currency transaction gains related to our foreign investments, partially offset by a $0.5 million loss on the extinguishment of debt.

For the nine months ended September 30, 2013, we recognized net Other income of $7.4 million, primarily due to $2.7 million of net foreign currency transactions gains related to our foreign investments, net gains of $2.6 million recognized on our derivatives, and interest income of $2.4 million recognized on our average cash balances. These items were partially offset by a $0.5 million loss on the extinguishment of debt.

Interest Expense

For the three and nine months ended September 30, 2014 as compared to the same periods in 2013, interest expense increased by $0.9 million and $3.8 million, respectively, primarily as a result of mortgage financing obtained or assumed in connection with our investment activity during 2014 and 2013.

Discontinued Operations

Income from discontinued operations, net of tax represents the net income (revenue less expenses) from the operations of properties that were sold or classified as held-for-sale prior to January 1, 2014 (Note 13).

During the three and nine months ended September 30, 2013, we recognized income from discontinued operations, net of tax of $0.2 million and $0.7 million, respectively, related to the sale of a hotel in the fourth quarter of 2013.

Gain on Sale of Real Estate, Net of Tax

For both the three and nine months ended September 30, 2014, we recognized a $0.8 million gain on sale of real estate, net of tax as a result of granting an easement at one of our properties. Additionally, for the nine months ended September 30, 2014, we recognized a $12.5 million gain on sale of real estate, net of tax as a result of the I Shops Partial Sale (Note 4).

Net Income Attributable to CPA®:17 – Global

For the three and nine months ended September 30, 2014 as compared to the same periods in 2013, the resulting net income attributable to CPA®:17 – Global increased by $10.2 million and $27.5 million, respectively.

Modified Funds from Operations

MFFO is a non-GAAP measure that we use to evaluate our business. For a definition of MFFO and reconciliation to net income attributable to CPA®:17 – Global, see Supplemental Financial Measures below.

For the three and nine months ended September 30, 2014 as compared to the same periods in 2013, MFFO increased by $4.5 million and $35.4 million, respectively, primarily as a result of the increase in the number of our investments during 2014 and 2013.

CPA®:17 – Global 9/30/2014 10-Q – 41

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

Operating Activities

Net cash provided by operating activities increased by $17.5 million during the nine months ended September 30, 2014 as compared to the same period in 2013, primarily reflecting the increase in the number of our investments during 2014 and 2013.

Investing Activities

Our investing activities are generally comprised of real estate-related transactions (purchases and sales), payment of deferred acquisition fees to the advisor related to asset acquisitions, and capitalized property-related costs. During the nine months ended September 30, 2014, we used $93.8 million to acquire three investments and to fund construction costs on build-to-suit projects (Note 4). We contributed $157.1 million to jointly-owned investments, primarily including $95.9 million to acquire equity interests in one new investment, $37.6 million to fund existing ADC Arrangements, and $20.4 million to acquire an additional interest in an existing investment (Note 6). We used $8.2 million to acquire an additional interest in a foreign debenture (Note 8). We received $74.5 million as a return of capital from our equity investments in real estate, primarily due to distributions totaling $62.6 million made to us as a result of new financings obtained by two of our investments (Note 6), and we received net proceeds of $68.8 million, primarily from the sale of real estate as a result of the I Shops Partial Sale (Note 4). We paid VAT totaling $5.0 million in connection with several international investments and recovered $1.5 million of VAT during the nine months ended September 30, 2014, including amounts paid in prior years. Payments of deferred acquisition fees to the advisor totaled $5.5 million. Net funds totaling $16.1 million were deposited in and released from lender-held investment accounts.

Financing Activities

During the nine months ended September 30, 2014, we paid distributions related to the fourth quarter of 2013 and the first and second quarters of 2014 totaling $156.1 million to our stockholders, which were comprised of cash distributions of $80.1 million and distributions that were reinvested in shares of our common stock by stockholders through our DRIP of $76.0 million. We paid distributions of $23.2 million to affiliates that hold noncontrolling interests in various investments jointly-owned with us. We received $81.9 million in proceeds from mortgage financings related to new and existing investments. We made scheduled and unscheduled mortgage principal installments totaling $44.6 million. Net funds totaling $3.6 million were deposited in and released from lender-held investment accounts.

Our objectives are to generate sufficient cash flow over time to provide our stockholders with distributions and to seek investments with potential for capital appreciation throughout varying economic cycles. During the nine months ended September 30, 2014, we declared distributions to our stockholders totaling $157.5 million, which were comprised of cash distributions of $81.7 million and $75.8 million of distributions reinvested by stockholders through our DRIP. We funded 97% of these distributions from Net cash provided by operating activities, with the remainder being funded from proceeds of our follow-on offering. Since inception, we have funded 94% of our cumulative distributions from Net cash provided by operating activities, with the remainder being funded from proceeds of our public offerings. In determining our distribution policy during the periods in which we are raising funds or investing capital, we place primary emphasis on projections of cash flow from operations, together with cash distributions from our unconsolidated investments, rather than on historical results of operations (though these and other factors may be a part of our consideration). In setting a distribution rate, we thus focus primarily on

CPA®:17 – Global 9/30/2014 10-Q – 42

expected returns from those investments we have already made, as well as our anticipated rate of return from future investments, to assess the sustainability of a particular distribution rate over time.

We maintain a quarterly redemption program pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from stockholders seeking liquidity. During the nine months ended September 30, 2014, we received requests to redeem 1,798,674 shares of our common stock pursuant to our redemption plan, all of which were redeemed in the same period, at a weighted-average price of $9.08 per share, which is net of redemption fees, totaling $16.3 million.

Summary of Financing

The table below summarizes our non-recourse debt (dollars in thousands):

	September 30, 2014	December 31, 2013
Carrying Value
Fixed rate	$1,281,380	$1,319,340
Variable rate:
Amount subject to interest rate swap and cap (a)	444,666	557,341
Non-recourse mortgages (a)	156,700	4,927
Amount of fixed rate debt subject to interest rate reset features	36,059	33,993
	637,425	596,261
	$1,918,805	$1,915,601
Percent of Total Debt
Fixed rate	67%	69%
Variable rate	33%	31%
	100%	100%
Weighted-Average Interest Rate at End of Period
Fixed rate	5.3%	5.3%
Variable rate	4.0%	4.0%
___________

(a)
The interest rate cap, which was in effect at December 31, 2013, expired on August 31, 2014. However, we still own the non-recourse debt that had been hedged with this derivative and is subject to interest rate reset features.

Cash Resources

At September 30, 2014, our cash resources consisted of cash and cash equivalents totaling $335.9 million. Of this amount, $52.9 million, at then-current exchange rates, was held in foreign subsidiaries, but we could be subject to restrictions or significant costs should we decide to repatriate these amounts. We also had unleveraged properties that had an aggregate carrying value of $176.6 million at September 30, 2014, although there can be no assurance that we would be able to obtain financing for these properties. Our cash resources may be used for future investments and can be used for working capital needs, other commitments, and distributions to our stockholders.

Cash Requirements

During the next 12 months, we expect that our cash requirements will include acquiring new investments, funding capital commitments such as build-to-suit projects and ADC Arrangements, paying distributions to our stockholders and to our affiliates that hold noncontrolling interests in entities we control, and making scheduled and unscheduled mortgage loan principal payments, as well as other normal recurring operating expenses. Balloon payments totaling $43.6 million on our consolidated mortgage loan obligations and $13.0 million on our unconsolidated mortgage loan obligations are due during the next 12 months. Our advisor is actively seeking to refinance certain of these loans, although there can be no assurance that it will be able to do so on favorable terms, if at all. Capital and ground lease commitments totaling $45.3 million are expected to be funded during the next 12 months. We expect to fund future investments, capital commitments, any capital expenditures on existing properties, and scheduled and unscheduled debt maturities on our mortgage loans through the use of our cash reserves, cash generated from operations and the remaining net proceeds from our follow-on offering.

CPA®:17 – Global 9/30/2014 10-Q – 43

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements, and other contractual obligations at September 30, 2014 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Non-recourse debt — principal (a)	$1,922,223	$71,821	$489,825	$341,985	$1,018,592
Deferred acquisition fees — principal	10,119	7,381	2,738	—	—
Interest on borrowings and deferred acquisition fees	514,743	92,864	161,766	112,927	147,186
Subordinated disposition fees (b)	202	—	—	202	—
Capital commitments (c)	42,384	42,000	—	384	—
Operating and other lease commitments (d)	77,920	3,263	6,676	6,945	61,036
Asset retirement obligations, net (e)	23,022	—	—	—	23,022
	$2,590,613	$217,329	$661,005	$462,443	$1,249,836
___________

(a)	Excludes $3.4 million of unamortized discount, net on two notes, which was included in Non-recourse debt at September 30, 2014.

(b)
Represents amounts that may be payable to the advisor in connection with sales of assets if minimum stockholder returns are satisfied (Note 3). There can be no assurance as to whether or when these fees will be paid.

(c)
Capital commitments include (i) current build-to-suit projects of $21.0 million (Note 4), (ii) capital commitments related to ADC Arrangements of $20.3 million (Note 6), and (iii) $1.1 million related to other construction commitments.

(d)
Operating commitments consist of rental obligations under ground leases. Other lease commitments consist of our share of future rents payable for the purpose of leasing office space pursuant to the advisory agreement. Amounts are allocated among WPC, the CPA® REITs, and CWI based on gross revenues and are adjusted quarterly.

(e)	Represents the future amount of obligations estimated for the removal of asbestos and environmental waste in connection with several of our acquisitions upon the retirement or sale of the assets.

Amounts in the table above that relate to our foreign operations are based on the exchange rate of the local currencies at September 30, 2014, which consisted primarily of the euro. At September 30, 2014, we had no material capital lease obligations for which we were the lessee, either individually or in the aggregate.

Equity Investments

We have interests in unconsolidated investments that primarily own single-tenant properties net leased to companies. Generally, the underlying investments are jointly-owned with our affiliates. At September 30, 2014, on a combined basis, these investments had total assets of approximately $1.8 billion, third-party non-recourse mortgage debt of $0.8 billion, and total asset retirement obligations of $1.7 million. At that date, our pro rata share of the aggregate debt for these investments was $353.2 million. In addition, we have a limited liability interest, with a carrying value of $30.7 million as of September 30, 2014, in a company that owns an interest in a cold storage operator. Cash requirements with respect to our share of these debt obligations are discussed above under Cash Requirements.

CPA®:17 – Global 9/30/2014 10-Q – 44

Supplemental Financial Measures

In the real estate industry, analysts and investors employ certain non-GAAP supplemental financial measures in order to facilitate meaningful comparisons between periods and among peer companies. Additionally, in the formulation of our goals and in the evaluation of the effectiveness of our strategies, we use FFO and MFFO, supplemental non-GAAP measures, which are uniquely defined by our management. We believe that these measures are useful to investors to consider because it may assist them to better understand and measure the performance of our business over time and against similar companies. A description of FFO and MFFO and reconciliations of FFO and MFFO to the most directly comparable GAAP measures are provided below.

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

The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances and/or is requested or required by lessees for operational purposes in order to maintain the value disclosed. We believe that, since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment, and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative. Historical accounting for real estate involves the use of GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP. Nevertheless, we believe that the use of FFO, which excludes the impact of real estate-related depreciation and amortization as well as impairment charges of real estate-related assets, provides a more complete understanding of our performance to investors and to management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. In particular, we believe it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions which can change over time. An asset will only be evaluated for impairment if certain impairment indicators exist. Then a two-step process is performed, of which first is to determine whether an asset is impaired by comparing the carrying value, or book value, to the total estimated undiscounted future cash flows (including net rental and lease revenues, net proceeds on the sale of the property, and any other ancillary cash flows at a property or group level under GAAP) from such asset, then measure the impairment loss as the excess of the carrying value over its estimated fair value. Investors should note, however, that determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property, including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of FFO described above, investors are cautioned that, due to the fact that impairments are based on estimated future undiscounted cash flows and the relatively limited term of our operations, it could be difficult to recover any impairment charges. However, FFO and MFFO, as described below, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating the operating performance of the company. The method utilized to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP FFO and MFFO measures and the adjustments to GAAP in calculating FFO and MFFO.

Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) were put into effect in 2009. These other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled

CPA®:17 – Global 9/30/2014 10-Q – 45

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

CPA®:17 – Global 9/30/2014 10-Q – 46

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

CPA®:17 – Global 9/30/2014 10-Q – 47

FFO and MFFO were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income attributable to CPA®:17 – Global	$15,180	$5,026	$60,127	$32,653
Adjustments:
Depreciation and amortization of real property	24,591	23,010	74,578	67,540
Gain on sale of real estate	(790)	(78)	(4,251)	(78)
Proportionate share of adjustments to equity in net income of partially-owned entities to arrive at FFO:
Depreciation and amortization of real property	7,301	4,274	19,943	11,501
Proportionate share of adjustments for noncontrolling interests to arrive at FFO	(162)	(177)	(497)	(485)
Total adjustments	30,940	27,029	89,773	78,478
FFO — as defined by NAREIT	46,120	32,055	149,900	111,131
Adjustments:
Straight-line and other rent adjustments (a)	(4,632)	(4,648)	(14,437)	(15,255)
Unrealized (gains) losses on foreign currency, derivatives, and other	(877)	342	(1,825)	(887)
Acquisition expenses (b)	681	9,185	3,445	12,321
Realized gains on foreign currency, derivatives and other	(632)	(1,067)	(328)	(3,964)
Above- and below-market rent intangible lease amortization, net (c)	(91)	86	(236)	(80)
Unrealized (gains) losses on mark-to-market adjustments	(81)	6	(210)	6
Accretion of discounts on debt investments, net	(47)	(490)	(336)	(421)
(Gains) losses on extinguishment of debt	(2)	535	268	535
Proportionate share of adjustments to equity in net income of partially-owned entities to arrive at MFFO:
Above- and below-market rent intangible lease amortization, net (c)	318	311	926	931
Straight-line and other rent adjustments (a)	(99)	(2)	(437)	(21)
Acquisition expenses (b)	82	64	4,254	1,379
Unrealized losses on mark-to-market adjustments	49	—	161	—
Unrealized losses (gains) on foreign currency and derivatives	15	(59)	15	(47)
Realized losses (gains) on foreign currency, derivatives and other	12	(3)	17	(1)
Proportionate share of adjustments for noncontrolling interests to arrive at MFFO	48	72	79	185
Total adjustments	(5,256)	4,332	(8,644)	(5,319)
MFFO	$40,864	$36,387	$141,256	$105,812
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

(b)
Includes Acquisition expenses and amortization of deferred acquisition fees. In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs and amortization of deferred acquisition fees,

CPA®:17 – Global 9/30/2014 10-Q – 48

management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to the advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to stockholders, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, and equity prices. The primary risks to which we are exposed are interest rate risk, foreign currency exchange risk and we are also exposed to further market risk as a result of concentrations of tenants in certain industries and/or geographic regions. Adverse market factors can affect the ability of tenants in a particular industry/region to meet their respective lease obligations. In order to manage this risk, we view our collective tenant roster as a portfolio and the advisor attempts to diversify our portfolio through its investment decisions so that we are not overexposed to a particular industry or geographic region.

Generally, we do not use derivative instruments to hedge credit/market risks or for speculative purposes. However, from time to time, we may enter into foreign currency derivative contracts to hedge our foreign currency cash flow exposures.

Interest Rate Risk

The value of our real estate, related fixed-rate debt obligations, and note receivable is subject to fluctuations based on changes in interest rates. The value of our real estate is also subject to fluctuations based on local and regional economic conditions and changes in the creditworthiness of lessees, all of which may affect our ability to refinance property-level mortgage debt when balloon payments are scheduled. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions, and other factors beyond our control. An increase in interest rates would likely cause the fair value of our owned assets to decrease. Increases in interest rates may also have an impact on the credit profile of certain tenants.

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our investment partners may obtain variable-rate mortgage loans and, as a result, may enter into interest rate swap agreements or interest rate cap agreements with lenders. Interest rate swap agreements effectively convert the variable-rate debt service obligations of the loan to a fixed rate, while interest rate cap agreements limit the underlying interest rate from exceeding a specified strike rate. Interest rate swaps are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flows over a specific period. These interest rate swaps and caps (where applicable) are derivative instruments designated as cash flow hedges on the forecasted interest payments on the debt obligation. The notional, or face, amount on which the swaps or caps are based is not exchanged. Our objective in using these derivatives is to limit our exposure to interest rate movements. At September 30, 2014, we estimated that the total fair value of our interest rate swaps, which are included in Other assets, net and Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was in a net liability position of $13.3 million (Note 9).

CPA®:17 – Global 9/30/2014 10-Q – 49

At September 30, 2014, all of our debt either bore interest at fixed rates, bore interest at floating rates, was swapped to a fixed rate, or bore interest at fixed rates that were scheduled to convert to then-prevailing market fixed rates at certain future points during their term. The annual interest rates on our fixed-rate debt at September 30, 2014 ranged from 2.0% to 8.0%. The contractual annual interest rates on our variable-rate debt at September 30, 2014 ranged from 2.7% to 6.1%. Our debt obligations are more fully described under Financial Condition – Summary of Financing in Item 2 above. The following table presents principal cash outflows for the remainder of 2014, each of the next four calendar years following December 31, 2014, and thereafter, based upon expected maturity dates of our debt obligations outstanding at September 30, 2014 (in thousands):

	2014 (Remainder)	2015	2016	2017	2018	Thereafter	Total	Fair value
Fixed-rate debt (a)	$7,094	$62,863	$69,684	$195,062	$26,617	$918,981	$1,280,301	$1,326,051
Variable-rate debt (a)	$1,711	$6,916	$212,374	$159,208	$128,805	$132,908	$641,922	$640,452
__________

(a)	Amounts are based on the exchange rate at September 30, 2014, as applicable.

The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps was $1.8 billion. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at September 30, 2014 by an aggregate increase of $70.2 million or an aggregate decrease of $86.0 million, respectively.

As more fully described under Financial Condition – Summary of Financing in Item 2 above, our variable-rate debt in the table above bore interest at fixed rates at September 30, 2014 but has interest rate reset features that will change the fixed interest rates to then-prevailing market fixed rates at certain points during their term. This debt is generally not subject to short-term fluctuations in interest rates.

Foreign Currency Exchange Rate Risk

We own investments in Europe and in Asia, and as a result are subject to risk from the effects of exchange rate movements primarily in the euro and, to a lesser extent, the British pound sterling and the Japanese yen, which may affect future costs and cash flows. Although all of our foreign investments through the third quarter of 2014 were conducted in these currencies, we may conduct business in other currencies in the future as we seek to invest the remaining net proceeds from our follow-on offering internationally. We manage foreign currency exchange rate movements by generally placing both our debt service obligation to the lender and the tenant’s rental obligation to us in the same currency. This reduces our overall exposure to the actual equity that we have invested and the equity portion of our cash flow. In addition, we may use currency hedging to further reduce the exposure to our equity cash flow. We are generally a net receiver of these currencies (we receive more cash than we pay out), therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar, relative to the foreign currency.

We obtain mortgage financing in the local currency. To the extent that currency fluctuations increase or decrease rental revenues as translated to U.S. dollars, the change in debt service, as translated to U.S. dollars, will partially offset the effect of fluctuations in revenue and mitigate the risk from changes in foreign currency exchange rates.

Scheduled future minimum rents, exclusive of renewals, under non-cancelable operating leases, for our foreign operations as of September 30, 2014, during the remainder of 2014, each of the next four calendar years following December 31, 2014, and thereafter, are as follows (in thousands):

Lease Revenues (a)	2014 (Remainder)	2015	2016	2017	2018	Thereafter	Total
Euro (c)	$24,334	$97,259	$97,260	$97,260	$97,260	$1,000,542	$1,413,915
British pound sterling (d)	1,476	5,863	5,863	5,864	5,864	71,257	96,187
Japanese yen (e)	677	2,709	2,768	2,787	2,788	9,045	20,774
	$26,487	$105,831	$105,891	$105,911	$105,912	$1,080,844	$1,530,876

CPA®:17 – Global 9/30/2014 10-Q – 50

Scheduled debt service payments (principal and interest) for mortgage notes payable for our foreign operations as of September 30, 2014, during the remainder of 2014, each of the next four calendar years following December 31, 2014, and thereafter, are as follows (in thousands):

Debt Service (a) (b)	2014 (Remainder)	2015	2016	2017	2018	Thereafter	Total
Euro (c)	$13,033	$73,862	$246,042	$143,936	$19,629	$91,966	$588,468
British pound sterling (d)	439	1,852	15,585	1,625	1,584	14,701	35,786
Japanese yen (e)	120	475	476	24,281	—	—	25,352
	$13,592	$76,189	$262,103	$169,842	$21,213	$106,667	$649,606
___________

(a)	Amounts are based on the applicable exchange rates at September 30, 2014. Contractual rents and debt obligations are denominated in the functional currency of the country of each property.

(b)	Interest on unhedged variable-rate debt obligations was calculated using the applicable annual interest rates and balances outstanding at September 30, 2014.

(c)
We estimate that, for a 1% increase or decrease in the exchange rate between the euro and the U.S. dollar, there would be a corresponding change in the projected estimated property-level cash flow at September 30, 2014 of $8.3 million.

(d)
We estimate that, for a 1% increase or decrease in the exchange rate between the British pound sterling and the U.S. dollar, there would be a corresponding change in the projected estimated property-level cash flow at September 30, 2014 of $0.6 million.

(e)
We estimate that, for a 1% increase or decrease in the exchange rate between the Japanese yen and the U.S. dollar, there would be a corresponding change in the projected estimated property-level cash flow at September 30, 2014 of less than $0.1 million.

As a result of scheduled balloon payments on international non-recourse mortgage loans, projected debt service obligations exceed projected lease revenues in 2016 and 2017. In 2016 and 2017, balloon payments totaling $232.0 million and $152.5 million, respectively, are due on three and eight non-recourse mortgage loans, respectively, that are collateralized by properties that we own with affiliates. We currently anticipate that, by their respective due dates, we will have refinanced certain of these loans, but there can be no assurance that we will be able to do so on favorable terms, if at all. If that has not occurred, we would expect to use our cash resources to make these payments, if necessary.

Concentration of Credit Risk

Concentrations of credit risk arise when a number of tenants are engaged in similar business activities or have similar economic risks or conditions that could cause them to default on their lease obligations to us. We regularly monitor our portfolio to assess potential concentrations of credit risk. While we believe our portfolio is reasonably well diversified, it does contain concentrations in excess of 10%, based on the percentage of our ABR as of September 30, 2014, in certain areas. There were no significant changes to our portfolio concentrations at September 30, 2014 as compared to December 31, 2013.

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of September 30, 2014 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CPA®:17 – Global 9/30/2014 10-Q – 51

PART II

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the three months ended September 30, 2014, we issued 685,734 shares of our common stock to the advisor as consideration for asset management fees. These shares were issued at $9.50 per share, which represents our most recently published NAV as approved by our board of directors at the date of issuance. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(a)(2) of the Securities Act, the shares issued were deemed to be exempt from registration. In acquiring our shares, the advisor represented that such interests were being acquired by it for the purposes of investment and not with a view to the distribution thereof. From inception and through September 30, 2014, we have issued 8,089,323 shares of our common stock to the advisor as aggregate consideration for asset management fees.

Issuer Purchases of Equity Securities

The following table provides information with respect to repurchases of our common stock during the three months ended September 30, 2014:

	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or program (a)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or program (a)
2014 Period
July	—	$—	N/A	N/A
August	—	—	N/A	N/A
September	616,292	9.15	N/A	N/A
Total	616,292
___________

(a)
Represents shares of our common stock repurchased under our redemption plan, pursuant to which we may elect to redeem shares at the request of our stockholders subject to certain exceptions, conditions, and limitations. The maximum amount of shares purchasable by us in any period depends on a number of factors and is at the discretion of our board of directors. We satisfied all of the above redemption requests received during the three months ended September 30, 2014. We generally receive fees in connection with share redemptions.

CPA®:17 – Global 9/30/2014 10-Q – 52

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

101
The following materials from Corporate Property Associates 17 – Global Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2014 and 2013, (iii) Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended September 30, 2014 and 2013, (iv) Consolidated Statements of Equity for the nine months ended September 30, 2014 and the year ended December 31, 2013, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, and (vi) Notes to Consolidated Financial Statements.
Filed herewith

CPA®:17 – Global 9/30/2014 10-Q – 53

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corporate Property Associates 17 – Global Incorporated
Date:	November 13, 2014
		By:	/s/ Catherine D. Rice
Catherine D. Rice
Chief Financial Officer
(Principal Financial Officer)

Date:	November 13, 2014
		By:	/s/ Hisham A. Kader
Hisham A. Kader
Chief Accounting Officer
(Principal Accounting Officer)

CPA®:17 – Global 9/30/2014 10-Q – 54

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

101
The following materials from Corporate Property Associates 17 – Global Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2014 and 2013, (iii) Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended September 30, 2014 and 2013, (iv) Consolidated Statements of Equity for the nine months ended September 30, 2014 and the year ended December 31, 2013, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, and (vi) Notes to Consolidated Financial Statements.
Filed herewith