Form 10-K
period 2014-12-31
Corporate Property Associates 17 - Global INC
filed 2015-03-31
CIK 1390213

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

Registrant has no active market for its common stock. Non-affiliates held 315,488,162 shares of common stock at June 30, 2014.

As of March 23, 2015, there were 331,564,488 shares of common stock of registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant incorporates by reference its definitive Proxy Statement with respect to its 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of its fiscal year, into Part III of this Annual Report on Form 10-K.

Forward-Looking Statements

This Annual Report on Form 10-K, or this Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties, and other factors that may materially affect our future results, performance, achievements, or transactions. Information on factors that could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the Securities and Exchange Commission, or the SEC, including but not limited to those described in Item 1A. Risk Factors of this Report. We do not undertake to revise or update any forward-looking statements.

All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements of the registrant in Part II, Item 8. Financial Statements and Supplementary Data.

CPA®:17 – Global 2014 10-K — 1

PART I

Item 1. Business.

General Development of Business

Overview

Corporate Property Associates 17 – Global Incorporated, or CPA®:17 – Global, and, together with its consolidated subsidiaries, we, us, or our, is a publicly-owned, non-listed real estate investment trust, or REIT, that invests in a diversified portfolio of income-producing commercial properties and other real estate-related assets, both domestically and outside the United States. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions, and other factors. We conduct substantially all of our investment activities and own all of our assets through CPA®:17 Limited Partnership, which is our Operating Partnership. In addition to being a general partner and a limited partner of the Operating Partnership, we also own a 99.99% capital interest in the Operating Partnership. W. P. Carey Holdings, LLC, or Carey Holdings, also known as the Special General Partner, an indirect subsidiary of our sponsor, W. P. Carey Inc., or WPC, holds a special general partner interest in the Operating Partnership.

Our core investment strategy is to acquire, own, and manage a portfolio of commercial real estate properties leased to a diversified group of companies on a single-tenant, net-lease basis. Our net leases generally require the tenant to pay substantially all of the costs associated with operating and maintaining the property, such as maintenance, insurance, taxes, structural repairs, and other operating expenses. Leases of this type are referred to as triple-net leases. We generally seek to include in our leases:

•
clauses providing for mandated rent increases or periodic rent increases over the term of the lease tied to increases in the Consumer Price Index, or CPI, or other similar index for the jurisdiction in which the property is located or, when appropriate, increases tied to the volume of sales at the property;

•	indemnification for environmental and other liabilities;

•	operational or financial covenants of the tenant; and

•	guarantees of lease obligations from parent companies or letters of credit.

We are managed by WPC through certain of its subsidiaries, or collectively the advisor. WPC is a publicly-traded REIT listed on the New York Stock Exchange under the symbol “WPC.” Pursuant to an advisory agreement, the advisor provides both strategic and day-to-day management services for us, including investment research and analysis, investment financing and other investment-related services, asset management, disposition of assets, investor relations, and administrative services. The advisor also provides office space and other facilities for us. We pay asset management fees and certain transactional fees to the advisor and also reimburse the advisor for certain expenses incurred in providing services to us, including those fees associated with personnel provided for administration of our operations. The current advisory agreement is scheduled to expire on December 31, 2015, unless extended. As of December 31, 2014, the advisor also served in this capacity for Corporate Property Associates 18 – Global Incorporated, or CPA®:18 – Global, a publicly-owned, non-listed REIT with an investment strategy similar to ours, which, together with us, is referred to as the CPA® REITs; and Carey Watermark Investors Incorporated, or CWI, a publicly-owned, non-listed REIT that invests in lodging and lodging-related properties, which, together with the CPA® REITs, is referred to as the Managed REITs. The advisor also currently serves in this capacity for Carey Watermark Investors Incorporated 2, or CWI 2, a new non-traded lodging REIT.

We were formed as a Maryland corporation in February 2007. We commenced our initial public offering in November 2007 and our follow-on offering in April 2011. We issued approximately 289,000,000 shares of our common stock and raised aggregate gross proceeds of approximately $2.9 billion from our initial public offering, which ended in April 2011, and our follow-on offering, which closed in January 2013. Through December 31, 2014, we have issued approximately 39,019,000 shares ($366.7 million) through our distribution reinvestment and stock purchase plan. We repurchased approximately 8,363,000 shares ($77.9 million) of our common stock under our redemption plan from inception through December 31, 2014. We intend to continue to use our cash reserves, cash generated from operations, and proceeds from our distribution reinvestment and stock purchase plan to acquire, own, and manage a portfolio of commercial properties leased to a diversified group of companies primarily on a single-tenant, net-lease basis.

In January 2013, we amended our articles of incorporation to increase our authorized capital stock to 950,000,000 shares, consisting of 900,000,000 shares of common stock, $0.001 par value per share, and 50,000,000 shares of preferred stock, $0.001 par value per share. In January 2013, we also filed a registration statement on Form S-3 (File No. 333-186182) with the

CPA®:17 – Global 2014 10-K — 2

SEC to register 200,000,000 shares of our common stock to be offered through our distribution reinvestment and stock purchase plan.

The advisor calculated our estimated net asset value per share as of December 31, 2014 to be $9.72.

We have no employees. At December 31, 2014, the advisor employed 272 individuals who are available to perform services for us under our agreement with the advisor (Note 4).

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

We seek to achieve these objectives by investing in a portfolio of income-producing commercial properties, which are primarily leased to a diversified group of companies on a net-lease basis.

We intend our portfolio to be diversified by property type, geography, tenant, and industry. We are not required to meet any diversification standards and have no specific policies or restrictions regarding the geographic areas where we make investments, the industries in which our tenants or borrowers may conduct business, or the percentage of our capital that we may invest in a particular asset type.

Our Portfolio

At December 31, 2014, our portfolio was comprised of full or partial ownership interests in 365 fully-occupied properties, substantially all of which were triple-net leased to 115 tenants, and totaled approximately 36 million square feet. The remainder of our portfolio comprises interests in 71 self-storage properties and one hotel property, for an aggregate of approximately 5 million square feet. Our operating real estate includes full ownership interests in 66 self-storage properties. The remaining five self-storage properties and the hotel are accounted for under the equity method of accounting. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Portfolio Overview for more information about our portfolio.

Asset Management

The advisor is generally responsible for all aspects of our operations, including selecting our investments, formulating and evaluating the terms of each proposed acquisition, arranging for the acquisition of the investment, negotiating the terms of borrowings, managing our day-to-day operations, and arranging for and negotiating sales of assets. With respect to our net-lease investments, asset management functions include restructuring transactions to meet the evolving needs of current tenants, re-leasing properties, refinancing debt, selling assets, and utilizing knowledge of the bankruptcy process.

The advisor monitors compliance by tenants with their lease obligations and other factors that could affect the financial performance of any of our properties. Monitoring involves verifying that each tenant has paid real estate taxes, assessments, and other expenses relating to the properties it occupies and confirming that appropriate insurance coverage is being maintained by the tenant. The advisor also utilizes third-party asset managers for certain domestic and international investments. The advisor reviews financial statements of our tenants and undertakes physical inspections of the condition and maintenance of our properties. Additionally, the advisor periodically analyzes each tenant’s financial condition, the industry in which each tenant operates, and each tenant’s relative strength in its industry. With respect to other real estate-related assets such as debentures, mortgage loans, B Notes, and mezzanine loans, asset management operations include evaluating potential borrowers’ creditworthiness, operating history, and capital structure. With respect to any investments in commercial mortgage-backed securities, or CMBS, or other mortgage-related instruments that we may make, the advisor will be responsible for selecting, acquiring, and facilitating the acquisition or disposition of such investments, including monitoring the portfolio on an ongoing

CPA®:17 – Global 2014 10-K — 3

basis. The advisor also monitors our portfolio to ensure that investments in equity and debt securities of companies engaged in real estate activities do not require us to register as an “investment company.”

Our board of directors has authorized the advisor to retain one or more subadvisors with expertise in our target asset classes to assist the advisor with investment decisions and asset management. If the advisor retains any subadvisor, the advisor will pay the subadvisor a portion of the fees that it receives from us.

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

Our intention is to consider alternatives for providing liquidity for our stockholders generally commencing eight years following the investment of substantially all of the net proceeds from our initial public offering, which terminated in April 2011. We may provide liquidity for our stockholders through sales of assets (either on a portfolio basis or individually), a listing of our shares on a stock exchange, a merger (which may include a merger with one or more of the Managed REITs or the advisor), or another transaction approved by our board of directors. We are under no obligation to liquidate our portfolio within any particular period since the precise timing will depend on real estate and financial markets, economic conditions of the areas in which the properties are located, and tax effects on stockholders that may prevail in the future. Furthermore, there can be no assurance that we will be able to consummate a liquidity event. In the two most recent instances in which stockholders of non-traded REITs managed by the advisor were provided with liquidity, Corporate Property Associates 15 Incorporated, or CPA®:15, and Corporate Property Associates 16 – Global Incorporated, or CPA®:16 – Global, merged with and into subsidiaries of the advisor on September 28, 2012 and January 31, 2014, respectively. Prior to that, the liquidating entity merged with another, later-formed REIT managed by WPC, as with the merger of Corporate Property Associates 14 Incorporated, or CPA®:14, with CPA®:16 – Global on May 2, 2011.

Financing Strategies

Consistent with our investment policies, we use leverage when available on terms we believe are favorable. We will generally borrow in the same currency that is used to pay rent on the property. This enables us to hedge a portion of our currency risk on international investments. We, through the subsidiaries we form to make investments, generally will seek to borrow on a non-recourse basis and in amounts that we believe will maximize the return to our stockholders, although we may also borrow at the corporate level. The use of non-recourse financing may allow us to improve returns to our stockholders and to limit our exposure on any investment to the amount invested. Non-recourse indebtedness means the indebtedness of the borrower or its subsidiaries that is secured only by the assets to which such indebtedness relates without recourse to the borrower or any of its subsidiaries, other than in case of customary carve-outs for which the borrower or its subsidiaries acts as guarantor in connection with such indebtedness, such as fraud, misappropriation, misapplication of funds, environmental conditions, and material misrepresentation. Since non-recourse financing generally restricts the lender’s claim on the assets of the borrower, the lender generally may only take back the asset securing the debt, which protects our other assets. In some cases, particularly with respect to non-U.S. investments, the lenders may require that they have recourse to other assets owned by a subsidiary borrower, in addition to the asset securing the debt. Such recourse generally would not extend to the assets of our other subsidiaries. Lenders typically seek to include change of control provisions in the terms of a loan, making the termination or replacement of the advisor, or the dissolution of the advisor, events of default or events requiring the immediate repayment of the full outstanding balance of the loan. While we will attempt through negotiations not to include such provisions, lenders may require them.

We currently estimate that we will borrow, on average, approximately 50%-60% of the value of our investments. Aggregate borrowings on our portfolio as a whole may not exceed, on average, the lesser of 75% of the total costs of all investments or 300% of our net assets, unless the excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with the reason for the excess. Net assets are our total assets (other than intangibles), valued at cost before deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities.

Investment Strategies

Generally, most of our investments are long-term net leases. As opportunities arise, we may also seek to expand our portfolio to include other types of real estate investments, as described below.

CPA®:17 – Global 2014 10-K — 4

Real Estate Properties

Long-Term Net-Leased Assets

We invest primarily in income-producing properties that are, upon acquisition, improved or being developed or that are to be developed within a reasonable period after acquisition. Most of our acquisitions are subject to long-term net leases, which require the tenant to pay substantially all of the costs associated with operating and maintaining the property. In analyzing potential investments, the advisor reviews various aspects of a transaction, including tenant underlying real estate fundamentals, to determine whether a potential investment and lease can be structured to satisfy our investment criteria. In evaluating net-lease transactions, the advisor generally considers, among other things, the following aspects of each transaction:

Tenant/Borrower Evaluation — The advisor evaluates each potential tenant or borrower for its creditworthiness, typically considering factors such as management experience, industry position and fundamentals, operating history, and capital structure, as well as other factors that may be relevant to a particular investment. The advisor seeks opportunities in which it believes the tenant may have a stable or improving credit profile or credit potential that has not been recognized by the market. Whether a prospective tenant or borrower is creditworthy will be determined by the advisor’s investment department and the investment committee, as described below. The advisor defines creditworthiness as a risk-reward relationship appropriate to its investment strategies, which may or may not coincide with ratings issued by the credit rating agencies. As such, creditworthy does not mean “investment grade,” as defined by the credit rating agencies.

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

Diversification — The advisor attempts to diversify our portfolio to avoid dependence on any one particular tenant, borrower, collateral type, geographic location, or tenant/borrower industry. By diversifying our portfolio, the advisor seeks to reduce the adverse effect of a single under-performing investment or a downturn in any particular industry or geographic region.

Lease Terms — Generally, the net-leased properties in which we invest will be leased on a full-recourse basis to the tenants or their affiliates. In addition, the advisor seeks to include a clause in each lease that provides for increases in rent over the term of the lease. These increases are fixed or tied generally to increases in indices such as the CPI or other similar index in the jurisdiction in which the property is located, but may contain caps or other limitations, either on an annual or overall basis. In the case of retail stores and hotels, the lease may provide for participation in gross revenues of the tenant at the property above a stated level, which we refer to as percentage rent. Alternatively, a lease may provide for mandated rental increases on specific dates.

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

Transaction Provisions to Enhance and Protect Value — The advisor attempts to include provisions in our leases it believes may help protect our investment from changes in the operating and financial characteristics of a tenant that may affect the tenant’s ability to satisfy its obligations to us or reduce the value of our investment. Such provisions include requiring our consent to specified tenant activity, requiring the tenant to provide indemnification protections, and requiring the tenant to satisfy specific operating tests. The advisor may also seek to enhance the likelihood of a tenant’s lease obligations being satisfied through a guaranty of obligations from the tenant’s corporate parent or other entity, security deposits, or through a letter of credit. This credit enhancement, if obtained, provides us with additional financial security. However, in markets where competition for net-lease transactions is strong, some or all of these provisions may be difficult to obtain. In addition, in some circumstances, tenants may retain the right to repurchase the property leased by the tenant. The option purchase price is generally the greater of the contract purchase price or the fair market value of the property at the time the option is exercised.

Self-Storage Investments — The advisor has a team of professionals dedicated to investments in the self-storage sector. The team, which was formed in 2006, combines a rigorous underwriting process and active oversight of property managers with a

CPA®:17 – Global 2014 10-K — 5

goal to generate attractive risk-adjusted returns. We had full or partial ownership interests in 71 self-storage properties as of December 31, 2014.

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

Operating Real Estate

Our operating real estate portfolio comprises interests in 71 self-storage properties and one hotel property. As of December 31, 2014, these properties were managed by third parties that receive management fees. We previously owned another hotel property, which we sold in October 2013 (Note 15).

Real Estate-Related Assets

We may acquire other real estate assets, including the following:

•	Opportunistic Investments — These may include short-term net leases, vacant property, land, multi-tenanted property, non-commercial property, and property leased to non-related tenants.

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

•
Commercial Mortgage-Backed Securities — We have invested in, and may in the future invest in, CMBS and other mortgage-related or asset-backed instruments, including CMBS issued or guaranteed by agencies of the U.S. government, non-agency mortgage instruments, and collateralized mortgage obligations that are fully collateralized by a portfolio of mortgages or mortgage-related securities to the extent consistent with the requirements for qualification as a REIT. In most cases, mortgage-backed securities distribute principal and interest payments on the mortgages to investors. Interest rates on these instruments can be fixed or variable. Some classes of mortgage-backed securities may be entitled to receive mortgage prepayments before other classes do. Therefore, the prepayment risk for a particular instrument may be different than for other mortgage-related securities. We have designated our CMBS investments as securities held to maturity.

•
Equity and Debt Securities of Companies Engaged in Real Estate Activities, including other REITs — We have invested in, and may in the future invest in, equity and debt securities (including common and preferred stock, as well as limited partnership or other interests) of companies engaged in real estate activities.

CPA®:17 – Global 2014 10-K — 6

Investment Decisions

The advisor’s investment department, under the oversight of its chief investment officer, is primarily responsible for evaluating, negotiating, and structuring potential investment opportunities for the CPA® REITs and WPC. The advisor also has an investment committee that provides services to the CPA® REITs and WPC. Before an investment is made, the transaction is generally reviewed by the advisor’s investment committee, except under the limited circumstances described below. The investment committee is not directly involved in originating or negotiating potential investments but instead functions as a separate and final step in the investment process. The advisor places special emphasis on having experienced individuals serve on its investment committee. The advisor generally will not invest in a transaction on our behalf unless it is approved by the investment committee, except that investments in property of up to $10.0 million in equity (including acquisition-related costs and fees but excluding transaction costs), with a total cost of up to $20.0 million, may be approved by either the chairman of the investment committee or the advisor’s chief investment officer (up to, in the case of investments other than long-term net leases, an aggregate cap of $30.0 million or an aggregate 5% of the total amount raised in our public offering, whichever is greater, provided that such investments may not have a credit rating of less than BBB- or its equivalent). For transactions that meet the investment criteria of more than one of the CPA® REITs, the chief investment officer has discretion to allocate the investment to or among the CPA® REITs. In cases where two or more of the CPA® REITs, or one or more of the CPA® REITs and WPC, will hold the investment, a majority of our directors (including a majority of our independent directors) not otherwise interested in the transaction must also approve the allocation of the transaction.

The advisor is required to use its best efforts to present a continuing and suitable investment program to us but is not required to present to us any particular investment opportunity, even if it is of a character that, if presented, could be taken by us.

Competition

We face active competition from many sources for investment opportunities in commercial properties net leased to major corporations both domestically and internationally. In general, we believe the advisor’s experience in real estate, credit underwriting, and transaction structuring should allow us to compete effectively for commercial properties and other real estate-related assets. However, competitors may be willing to accept rates of returns, lease terms, other transaction terms, or levels of risk that we may find unacceptable.

We may also compete for investment opportunities with WPC, the other Managed REITs, and entities that may in the future be managed by the advisor. The advisor has undertaken in the advisory agreement to use its best efforts to present investment opportunities to us and to provide us with a continuing and suitable investment program. The advisor follows allocation guidelines set forth in the advisory agreement when allocating investments among us, WPC, the other Managed REITs, and entities that may in the future be managed by the advisor. Each quarter, our independent directors review the allocations made by the advisor during the most recently-completed quarter. Compliance with the allocation guidelines is one of the factors that our independent directors expect to consider when considering whether to renew the advisory agreement each year.

Environmental Matters

We have invested in, and expect to continue to invest in, properties currently or historically used as industrial, manufacturing, and commercial properties. Under various federal, state, and local environmental laws and regulations, current and former owners and operators of property may have liability for the cost of investigating, cleaning-up, or disposing of hazardous materials released at, on, under, in, or from the property. These laws typically impose responsibility and liability without regard to whether the owner or operator knew of or was responsible for the presence of hazardous materials or contamination, and liability under these laws is often joint and several. Third parties may also make claims against owners or operators of properties for personal injuries and property damage associated with releases of hazardous materials. As part of our efforts to mitigate these risks, we typically engage third parties to perform assessments of potential environmental risks when evaluating a new acquisition of property, and we frequently require sellers to address them before closing or obtain contractual protection (indemnities, cash reserves, letters of credit, or other instruments) from property sellers, tenants, a tenant’s parent company, or another third party to address known or potential environmental issues. With respect to our hotel and self-storage investments, which are not subject to net-lease arrangements, there is no tenant of the property to provide indemnification, so we may be liable for costs associated with environmental contamination in the event any such circumstances arise after we acquire the property.

Transactions With Affiliates

We have entered, and expect in the future to enter, into transactions with our affiliates, including the other CPA® REITs and the advisor or its affiliates, if we believe that doing so is consistent with our investment objectives and we comply with our

CPA®:17 – Global 2014 10-K — 7

investment policies and procedures. These transactions typically take the form of equity investments in jointly-owned entities, direct purchases of assets, mergers, or another type of transaction. Like us, the other Managed REITs intend to consider alternatives for providing liquidity for their stockholders some years after they have invested substantially all of the net proceeds from their initial public offerings. Investments with WPC or affiliates of WPC are permitted only if a majority of our directors (including a majority of our independent directors) not otherwise interested in the transaction approve the allocation of the transaction among the affiliates as being fair and reasonable to us and the affiliate makes its investment on substantially the same terms and conditions as us. Our transactions with affiliates are discussed in Note 4 and our jointly-owned investments are described further in Note 7.

Financial Information About Geographic Areas

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Portfolio Overview and Note 16 for financial information pertaining to our geographic operations.

Available Information

All filings we make with the SEC, including this Report, our quarterly reports on Form 10-Q, and our current reports on Form 8-K, and any amendments to those reports, are available for free on our website, http://www.cpa17global.com, as soon as reasonably practicable after they are filed or furnished to the SEC. Our SEC filings are available to be read or copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information regarding the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. Our filings can also be obtained for free on the SEC’s website at http://www.sec.gov. We are providing our website address solely for the information of investors. We do not intend our website to be an active link or to otherwise incorporate the information contained on our website into this Report or other filings with the SEC. Our Code of Business Conduct and Ethics, which applies to all employees, including our Chief Executive Officer and Chief Financial Officer, is available on our website, http://www.cpa17global.com. We intend to make available on our website any future amendments or waivers to our Code of Business Conduct and Ethics within four business days after any such amendments or waivers. We will supply to any stockholder, upon written request and without charge, a copy of this Report as filed with the SEC.

Item 1A. Risk Factors.

Our business, results of operations, financial condition, and ability to pay distributions at the current rate could be materially adversely affected by various risks and uncertainties, including those enumerated below. These risk factors may have affected, and in the future could affect, our actual operating and financial results and could cause such results to differ materially from those in any forward-looking statements. You should not consider this list exhaustive. New risk factors emerge periodically and we cannot assure you that the factors described below list all risks that may become material to us at any later time.

Adverse changes in general economic conditions can adversely affect our business.

Our success is dependent upon economic conditions in the United States generally and in the geographic areas in which a substantial number of our investments are located. Adverse changes in national economic conditions or in the economic conditions of the regions in which we conduct substantial business would likely have an adverse effect on real estate values and, accordingly, our financial performance and our ability to pay dividends.

Our distributions have exceeded, and may in the future exceed, our cash flow from operating activities and our earnings in accordance with accounting principles generally accepted in the United States, or GAAP.

Over the life of our company, the regular quarterly cash distributions we pay are expected to be principally sourced from cash flow from operating activities as determined under GAAP. However, we have funded a portion of our cash distributions paid to date using net proceeds from our public offerings, and there can be no assurance that our GAAP cash flow from operating activities will be sufficient to cover our future distributions. We may use other sources of funds, such as proceeds from borrowings and asset sales, to fund portions of our future distributions. In addition, our distributions in 2014 exceeded, and future distributions may exceed, our GAAP earnings primarily because our GAAP earnings are affected by non-cash charges such as depreciation and impairments.

For U.S. federal income tax purposes, portions of the distributions we make may represent return of capital to our stockholders if they exceed our earnings and profits.

CPA®:17 – Global 2014 10-K — 8

The offering price for shares being offered through our distribution reinvestment and stock purchase plan was determined by our board of directors and may not be indicative of the price at which the shares would trade if they were listed on an exchange or were actively traded by brokers.

The offering price of the shares being offered through our distribution reinvestment and stock purchase plan was determined by our board of directors in the exercise of its business judgment. This price may not be indicative of the price at which shares would trade if they were listed on an exchange or actively traded by brokers, the proceeds that a stockholder would receive if we were liquidated or dissolved, or the value of our portfolio at the time the shares are purchased.

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

Our charter requires that our independent directors review our investment policies at least annually to determine that the policies we are following are in the best interest of our stockholders. These policies may change over time. The methods of implementing our investment policies may also vary, as new investment techniques are developed. Our investment policies, the methods for their implementation, and our other objectives, policies, and procedures may be altered by a majority of the directors (which must include a majority of the independent directors), without the approval of our stockholders. As a result, the nature of stockholders’ investment could change without their consent. A change in our investment strategy may, among other things, increase our exposure to interest rate risk, default risk, and commercial real property market fluctuations, all of which could materially adversely affect our ability to achieve our investment objectives.

We are not required to meet any diversification standards; therefore, our investments may become subject to concentration of risk.

Subject to our intention to maintain our qualification as a REIT, there are no limitations on the number or value of particular types of investments that we may make. We are not required to meet any diversification standards, including geographic diversification standards. Our investments may become concentrated in type or geographic location, which could subject us to significant concentration of risk with potentially adverse effects on our investment objectives. Approximately 10% of our consolidated contractual minimum annualized base rent, or ABR, as of December 31, 2014 pertained to our lease with Metro Cash & Carry Italia S.p.A. (Note 16). A failure by Metro Cash & Carry Italia S.p.A. to meet its obligations to us could have a material adverse effect on our financial condition and results of operations and on our ability to pay distributions to our stockholders.

Our success is dependent on the performance of the advisor.

Our ability to achieve our investment objectives and to pay distributions is largely dependent upon the performance of the advisor in the acquisition of investments, the selection of tenants, the determination of any financing arrangements, and the management of our assets. The advisory agreement currently in effect is scheduled to expire on December 31, 2015 and may be renewed upon expiration. The past performance of partnerships and REITs managed by the advisor may not be indicative of the advisor’s performance with respect to us. We cannot guarantee that the advisor will be able to successfully manage and achieve liquidity for our stockholders to the extent it has done so for prior programs.

We have invested in, and may continue to invest in, assets outside the advisor’s core expertise and incur losses as a result.

We are not restricted in the types of investments we may make and we have invested in, and may continue to invest in, assets outside the advisor’s core expertise of long-term, net-leased properties. The advisor may not be as familiar with the potential risks of investments outside net-leased properties. If we invest in assets outside the advisor’s core expertise, the fact that the advisor does not have the same level of experience in evaluating investments outside its core business could result in such

CPA®:17 – Global 2014 10-K — 9

investments performing more poorly than long-term, net-lease investments, which in turn could adversely affect our revenues, net asset values, and distributions to stockholders.

WPC and our dealer manager are parties to a settlement agreement with the SEC and are subject to a federal court injunction as well as a consent order with the Maryland Division of Securities.

In 2008, WPC and Carey Financial, LLC, or Carey Financial, the dealer manager for our public offerings, settled all matters relating to an investigation by the SEC, including matters relating to payments by certain non-listed REITs managed by the advisor during 2000-2003 to broker-dealers that distributed their shares, which were alleged by the SEC to be undisclosed underwriting compensation, which WPC and Carey Financial neither admitted nor denied. In connection with implementing the settlement, a federal court injunction was entered against WPC and Carey Financial enjoining them from violating a number of provisions of the federal securities laws. Any further violation of these laws by WPC or Carey Financial could result in civil remedies, including sanctions, fines, and penalties, which may be more severe than if the violation had occurred without the injunction being in place. Additionally, if WPC or Carey Financial breaches the terms of the injunction, the SEC may petition the court to vacate the settlement and restore the SEC’s original action to the active docket for all purposes.

In 2012, CPA®:15, WPC, and Carey Financial settled all matters relating to an investigation by the state of Maryland regarding the sale of unregistered securities of CPA®:15 in 2002 and 2003. Under the consent order, CPA®:15, WPC, and Carey Financial agreed, without admitting or denying liability, to cease and desist from any further violations of selling unregistered securities in Maryland. Contemporaneous with the issuance of the consent order, CPA®:15, WPC, and Carey Financial paid the Maryland Division of Securities a civil penalty of $10,000.

Additional regulatory action, litigation, or governmental proceedings could adversely affect us by, among other things, distracting WPC from its duties to us, resulting in significant monetary damages to WPC that could adversely affect its ability to perform services for us, or resulting in injunctions or other restrictions on WPC’s ability to act as the advisor in the United States or in one or more states.

Exercising our right to repurchase all or a portion of Carey Holdings’ interests in our Operating Partnership upon certain termination events could be prohibitively expensive and could deter us from terminating the advisory agreement.

The termination of Carey Asset Management Corp., a subsidiary of WPC, as the advisor, including by non-renewal of the advisory agreement and replacement with an entity that is not an affiliate of Carey Asset Management Corp., or the resignation of the advisor, would give our Operating Partnership the right, but not the obligation, to repurchase all or a portion of Carey Holdings’ interests in our Operating Partnership at a value based on the lesser of: (i) five times the amount of the last completed fiscal year’s special general partner distributions; and (ii) the discounted present value of the estimated future special general partner distributions until 2021. This repurchase could be prohibitively expensive, could require the Operating Partnership to sell assets in order to raise sufficient funds to complete the repurchase, and could discourage or deter us from terminating the advisory agreement. Alternatively, if our Operating Partnership does not exercise its repurchase right and Carey Holdings’ interest is converted into a special limited partnership interest, we might be unable to find another entity that would be willing to act as the advisor while Carey Holdings owns a significant interest in the Operating Partnership. If we do find another entity to act as the advisor, we may be subject to higher fees than the fees charged by Carey Asset Management Corp.

The repurchase of Carey Holdings’ special general partner interest in our Operating Partnership upon the termination of Carey Asset Management Corp. as the advisor may discourage certain business combination transactions.

In the event of a merger in which our advisory agreement is terminated and Carey Asset Management Corp. is not replaced by an affiliate of Carey Asset Management Corp. as the advisor, the Operating Partnership must either repurchase all or a portion of Carey Holdings’ special general partner interest in our Operating Partnership at the value described in the immediately preceding paragraph or obtain the consent of Carey Holdings to the merger. This obligation may deter a transaction that could result in a merger in which we are not the acquiring entity. This deterrence may limit the opportunity for stockholders to receive a premium for their shares of common stock that might otherwise exist if a third party were to attempt to acquire us through a merger.

The termination or replacement of the advisor could trigger a default or repayment event under our financing arrangements for some of our assets.

Lenders for certain of our loans may request change of control provisions in the loan documentation that would make the termination or replacement of WPC or its affiliates as the advisor an event of default or an event requiring the immediate

CPA®:17 – Global 2014 10-K — 10

repayment of the full outstanding balance of the loan. If an event of default or repayment event occurs with respect to any of our loans, our revenues and distributions to our stockholders may be adversely affected.

Payment of fees to the advisor and distributions to our special general partner will reduce cash available for investment and distribution.

The advisor will perform services for us in connection with the selection and acquisition of our investments, the management and leasing of our properties, and the administration of our other investments. Unless the advisor elects to receive shares of our common stock in lieu of cash compensation, and our board of directors approves such election, we will pay the advisor substantial cash fees for these services. In addition, our special general partner is entitled to certain distributions from our Operating Partnership. The payment of these fees and distributions will reduce the amount of cash available for investments or distribution to our stockholders.

The advisor and its affiliates may be subject to conflicts of interest.

The advisor manages our business and selects our investments. The advisor and its affiliates have potential conflicts of interest in their dealings with us. Circumstances under which a conflict could arise between us and the advisor and its affiliates include:

•
the receipt of compensation by the advisor for acquisitions of investments, leases, sales, and financing for us, which may cause the advisor to engage in transactions that generate higher fees, rather than transactions that are more appropriate or beneficial for our business;

•
agreements between us and the advisor, including agreements regarding compensation, will not be negotiated on an arm’s-length basis, as would occur if the agreements were with unaffiliated third parties;

•
acquisitions of single assets or portfolios of assets from affiliates, including the other Managed REITs, subject to our investment policies and procedures, which may take the form of a direct purchase of assets, a merger, or another type of transaction;

•
competition with WPC and entities managed by it for investment acquisitions, which are resolved by the advisor (although the advisor is required to use its best efforts to present a continuing and suitable investment program to us, decisions as to the allocation of investment opportunities present conflicts of interest, which may not be resolved in the manner that is most favorable to our interests);

•
a decision by the advisor (on our behalf) of whether to hold or sell an asset, which could impact the timing and amount of fees payable to the advisor, as well as allocations and distributions payable to the Special General Partner pursuant to its special general partner interests (e.g., the advisor receives asset management fees and may decide not to sell an asset; however, the Special General Partner will be entitled to certain profit allocations and cash distributions based upon sales of assets as a result of its Operating Partnership profits interest);

•	business combination transactions, including mergers, with WPC or another Managed REIT;

•	decisions regarding liquidity events, which may entitle the advisor and its affiliates to receive additional fees and distributions in respect of the liquidations;

•
a recommendation by the advisor that we declare distributions at a particular rate because the advisor and Special General Partner may begin collecting subordinated fees once the applicable preferred return rate has been met;

•
disposition fees based on the sale price of assets and interests in disposition proceeds based on net cash proceeds from the sale, exchange, or other disposition of assets may cause a conflict between the advisor’s desire to sell an asset and our plans to hold or sell the asset; and

•	the termination of the advisory agreement and other agreements with the advisor and its affiliates.

We face active competition from unrelated parties for the investments we make.

We face active competition for our investments from many sources, including insurance companies, credit companies, pension funds, private individuals, financial institutions, finance companies, investment companies, and other REITs. We also face competition from institutions that provide or arrange for other types of commercial financing through private or public offerings of equity or debt or traditional bank financings. These institutions may accept greater risk or lower returns, allowing them to offer more attractive terms to prospective tenants. In addition, the advisor’s evaluation of the acceptability of rates of return on our behalf will be affected by our relative cost of capital. Thus, to the extent our fee structure is higher than those of our competitors, we may be limited in the amount of new acquisitions we are able to make.

CPA®:17 – Global 2014 10-K — 11

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

Our net asset value is computed by the advisor relying in part upon an annual third-party valuation of our real estate and debt. Any valuation includes the use of estimates and our valuation may be influenced by the information provided to the third party by the advisor. Because net asset value is an estimate and can change as interest rate and real estate markets fluctuate, there is no assurance that a stockholder will realize such net asset value in connection with any liquidity event.

We face competition from affiliates of the advisor, and the advisor itself, in the purchase, sale, lease, and operation of properties.

WPC and its affiliates specialize in providing lease financing services to corporations and in sponsoring funds that invest in real estate, such as CPA®:18 – Global, and, to a lesser extent, CWI and CWI 2. WPC and CPA®:18 – Global have investment policies and return objectives that are similar to ours and they, as well as CWI and CWI 2, are currently actively seeking opportunities to invest capital. Therefore, WPC and its affiliates, including CPA®:18 – Global, CWI, and CWI 2, and future entities advised by WPC, may compete with us with respect to properties, potential purchasers, sellers, and lessees of properties, and mortgage financing for properties. We do not have a non-competition agreement with WPC, CPA®:18 – Global, CWI, or CWI 2 and there are no restrictions on WPC’s ability to sponsor or manage funds or other investment vehicles that may compete with us in the future. Some of the entities formed and managed by WPC may be focused specifically on particular types of investments and receive preference in the allocation of those types of investments.

If we internalize our management functions, the percentage of our outstanding common stock owned by our other stockholders could be reduced and we could incur other significant costs associated with being self-managed.

In the future, our board of directors may consider internalizing the functions currently performed for us by the advisor. The method by which we could internalize these functions could take many forms. There is no assurance that internalizing our management functions will be beneficial to us and our stockholders. An acquisition of the advisor could also result in dilution of your interests as a stockholder and could reduce earnings per share and funds from operations, or FFO, per share. Additionally, we may not realize the perceived benefits, be able to properly integrate a new staff of managers and employees, or be able to effectively replicate the services provided previously by the advisor. Internalization transactions, including without limitation transactions involving the acquisition of advisors or property managers affiliated with entity sponsors, have also, in some cases, been the subject of litigation. Even if these claims are without merit, we could be forced to spend significant amounts of money defending claims, which would reduce the amount of funds available for us to invest in properties or other investments and to pay distributions. All of these factors could have a material adverse effect on our results of operations, financial condition, and ability to pay distributions.

We could be adversely affected if the advisor completed an internalization with another Managed REIT.

If WPC were to sell or otherwise transfer its advisory business to another Managed REIT, we could be adversely affected because the advisor could be incentivized to make decisions regarding investment allocation, asset management, liquidity transactions, and other matters that are more favorable to its Managed REIT owner than to us. If we terminate the advisory agreement and repurchase the special general partner interest in our Operating Partnership, which we would have the right to do in such circumstances, the costs to us could be substantial and we may have difficulty finding a replacement advisor that would perform at a level at least as high as that of the advisor.

The advisor may hire subadvisors in areas where the advisor is seeking additional expertise. Stockholders will not be able to review these subadvisors and the advisor may not have sufficient expertise to monitor the subadvisors.

The advisor has the right to appoint one or more subadvisors with expertise in our target asset classes to assist the advisor with investment decisions and asset management. We do not have control over which subadvisors the advisor may choose and the advisor may not have the necessary expertise to effectively monitor the subadvisors’ investment decisions.

CPA®:17 – Global 2014 10-K — 12

Our ability to control the management of our net-leased properties may be limited.

The tenants or managers of net-leased properties are responsible for maintenance and other day-to-day management of the properties. If a property is not adequately maintained in accordance with the terms of the applicable lease, we may incur expenses for deferred maintenance expenditures or other liabilities once the property becomes free of the lease. A bankrupt or financially-troubled tenant may be more likely to defer maintenance and it may be more difficult to enforce remedies, including those provided in the applicable lease, against such a tenant. In addition, to the extent tenants are unable to conduct their operation of the property on a financially-successful basis, their ability to pay rent may be adversely affected. Monitoring of compliance by tenants with their lease obligations and other factors that could affect the financial performance of our properties may not in all circumstances ascertain or forestall deterioration either in the condition of a property or the financial circumstances of a tenant.

Our participation in equity investments in jointly-owned entities creates additional risk.

From time to time, we participate in equity investments in jointly-owned entities and purchase assets jointly with the other Managed REITs and/or WPC, and may do so as well with third parties. There are additional risks involved in such investment transactions. As a co-investor in a joint investment, we would not be in a position to exercise sole decision-making authority relating to the property, the jointly-owned entity, or our investment partner. In addition, there is the potential that our investment partner may become bankrupt or that we may have diverging or inconsistent economic or business interests. These diverging interests could, among other things, expose us to liabilities in the investment in excess of our proportionate share of these liabilities. The partition rights of each owner in a jointly-owned property could reduce the value of each portion of the divided property. In addition, the fiduciary obligation that the advisor or members of our board of directors may owe to our partner in an affiliated transaction may make it more difficult for us to enforce our rights.

Our operations could be restricted if we become subject to the Investment Company Act and your investment return, if any, may be reduced if we are required to register as an investment company under the Investment Company Act.

A person will generally be deemed to be an “investment company” for purposes of the Investment Company Act of 1940, or the Investment Company Act, if:

•	it is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, or trading in securities; or

•
it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, which is referred to as the “40% test.”

We believe that we and our subsidiaries are engaged primarily in the business of acquiring and owning interests in real estate. We hold ourselves out as a real estate firm and do not engage primarily in the business of investing, reinvesting, or trading in securities. Accordingly, we do not believe that we are an investment company as defined in section 3(a)(1)(A) of the Investment Company Act and described in the first bullet point above. Excepted from the term “investment securities” for purposes of the 40% test described in the second bullet point above are securities issued by majority-owned subsidiaries, such as our operating partnership, that are not themselves investment companies and are not relying on the exception from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act.

Our operating partnership generally expects to satisfy the 40% test; however, depending on the nature of its investments, our operating partnership may rely upon the exclusion from registration as an investment company pursuant to Section 3(c)(5)(C) of the Investment Company Act, which is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exclusion generally requires that at least 55% of the operating partnership's assets must be comprised of qualifying real estate assets and at least 80% of its portfolio must be comprised of qualifying real estate assets and real estate-related assets. Qualifying assets for this purpose include mortgage loans and other assets, including certain mezzanine loans and B notes, that the SEC staff in various no-action letters has affirmed can be treated as qualifying assets. We treat the following as real estate-related assets: commercial mortgage-backed securities, debt and equity securities of companies primarily engaged in real estate businesses, and securities issued by pass through entities of which substantially all the assets consist of qualifying assets and/or real estate-related assets. We rely on guidance published by the SEC staff or on our analyses of guidance published with respect to other types of assets to determine which assets are qualifying real estate assets and real estate-related assets. In August 2011, the SEC issued a concept release soliciting public comment on a wide range of issues relating to Section (3)(c)(5)(C), including the nature of the assets that qualify for purposes of the exemption and whether mortgage REITs should be regulated in a manner similar to investment companies. There can be no assurance that the laws and regulations governing the Investment Company Act status of REITs,

CPA®:17 – Global 2014 10-K — 13

including the guidance of the SEC or its staff regarding this exclusion, will not change in a manner that adversely affects our operations. To the extent that the SEC staff publishes new or different guidance with respect to these matters, we may be required to adjust our strategy accordingly. In addition, we may be limited in our ability to make certain investments and these limitations could result in the operating partnership holding assets we might wish to sell or selling assets we might wish to hold.

To maintain compliance with an Investment Company Act exemption or exclusion, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional income or loss generating assets that we might not otherwise have acquired or may have to forego opportunities to acquire interests in companies that we would otherwise want to acquire and would be important to our investment strategy. If we were required to register as an investment company, we would be prohibited from engaging in our business as currently contemplated because the Investment Company Act imposes significant limitations on leverage. In addition, we would have to seek to restructure the advisory agreement because the compensation that it contemplates would not comply with the Investment Company Act. If we fail to comply with the Investment Company Act, criminal and civil actions could be brought against us, our contracts could be unenforceable unless a court were to require enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

Because the operating partnership is not an investment company and does not rely on the exclusion from investment company registration provided by Section 3(c)(1) or 3(c)(7), and the operating partnership is our majority-owned subsidiary, our interests in the operating partnership do not constitute investment securities for purposes of the 40% test. Our interest in the operating partnership is our only material asset; therefore, we believe that we satisfy the 40% test.

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

Because we invest in properties located outside the United States, we are exposed to additional risks.

We have invested in, and may continue to invest in, properties located outside the United States. At December 31, 2014, our directly-owned real estate properties located outside of the United States represented 36% of consolidated ABR. These investments may be affected by factors particular to the laws of the jurisdiction in which the property is located and expose us to risks that are different from, and in addition to, those commonly found in the United States, including:

•	changing governmental rules and policies;

•
enactment of laws relating to the foreign ownership of property and laws relating to the ability of foreign entities to remove invested capital or profits earned from activities within the country to the United States;

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

•	adverse market conditions caused by changes in national or local economic or political conditions;

•	tax requirements vary by country and we may be subject to additional taxes as a result of our international investments;

•	changes in relative interest rates;

•	changes in the availability, cost, and terms of mortgage funds resulting from varying national economic policies;

•	changes in real estate and other tax rates and other operating expenses in particular countries;

•	changes in land use and zoning laws;

•	more stringent environmental laws or changes in such laws; and

•	restrictions and/or significant costs in repatriating cash and cash equivalents held in foreign bank accounts.

In addition, the lack of publicly-available information in certain jurisdictions in accordance with GAAP could impair our ability to analyze transactions and may cause us to forego an investment opportunity. It may also impair our ability to receive timely

CPA®:17 – Global 2014 10-K — 14

and accurate financial information from tenants necessary to meet our reporting obligations to financial institutions or governmental or regulatory agencies. Certain of these risks may be greater in emerging markets and less developed countries. The advisor’s expertise to date has primarily been in the United States and certain countries in Europe and Asia, and the advisor has less experience in other international markets. The advisor may not be as familiar with the potential risks to our investments in these other areas, and we could incur losses as a result.

Also, we may engage third-party asset managers in international jurisdictions to monitor compliance with legal requirements and lending agreements with respect to properties we own. Failure to comply with applicable requirements may expose us or our operating subsidiaries to additional liabilities.

Moreover, we are subject to changes in foreign exchange rates due to potential fluctuations in exchange rates between foreign currencies and the U.S. dollar. Our principal foreign currency exposures are to the euro and, to a lesser extent, the British pound sterling, the Japanese yen, the Indian rupee, and the Norwegian krone. We attempt to mitigate a portion of the risk of currency fluctuation by financing our properties in the local currency denominations, although there can be no assurance that this will be effective. Because we generally place both our debt obligation to the lender and the tenant’s rental obligation to us in the same currency, the results of our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to foreign currencies (i.e., absent other considerations, a weaker U.S. dollar will tend to increase both our revenues and our expenses, while a stronger U.S. dollar will tend to reduce both our revenues and our expenses).

Because we use debt to finance investments, our cash flow could be adversely affected.

Historically, most of our investments have been made by borrowing a portion of the total investment and securing the loan with a mortgage on the property. We generally borrow on a non-recourse basis to limit our exposure on any property to the amount of equity invested in the property. If we are unable to make our debt payments as required, a lender could foreclose on the property or properties securing its debt. Additionally, lenders for our international mortgage loan transactions typically incorporate various covenants and other provisions that can cause a technical loan default, including a loan to value ratio, a debt service coverage ratio, and a material adverse change in the borrower’s or tenant’s business. Accordingly, if the real estate value declines or the tenant defaults, the lender would have the right to foreclose on its security. If any of these events were to occur, it could cause us to lose part or all of our investment, which in turn could cause the value of our portfolio, and revenues available for distribution to our stockholders, to be reduced.

Some of our financing may also require us to make a balloon payment at maturity. Our ability to make balloon payments on debt will depend upon our ability either to refinance the obligation when due, invest additional equity in the property, or to sell the related property. When a balloon payment is due, we may be unable to refinance the balloon payment on terms as favorable as the original loan or sell the property at a price sufficient to cover the balloon payment. Our ability to accomplish these goals will be affected by various factors existing at the relevant time, such as the state of the national and regional economies, local real estate conditions, available mortgage or interest rates, availability of credit, our equity in the mortgaged properties, our financial condition, the operating history of the mortgaged properties, and tax laws. A refinancing or sale could affect the rate of return to stockholders and the projected time of disposition of our assets.

Because most of our properties are occupied by a single tenant, our success is materially dependent upon their financial stability.

Most of our commercial real estate properties are occupied by a single tenant; therefore, the success of our investments is materially dependent on the financial stability of these tenants. Revenues from several of our tenants/guarantors constitute a significant percentage of our lease revenues. Our five largest tenants/guarantors represented approximately 38% of our consolidated ABR as of December 31, 2014. Lease payment defaults by tenants could negatively impact our net income and reduce the amounts available for distributions to our stockholders. A tenant default on lease payments to us could cause us to lose the revenue from the property and, if the property is subject to a mortgage, require us to find an alternative source of revenue to meet any mortgage payment and prevent a foreclosure. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-leasing our property. If a lease is terminated, there is no assurance that we will be able to re-lease the property for the rent previously received or sell the property without incurring a loss. Approximately 10% of our consolidated ABR as of December 31, 2014 pertained to our lease with Metro Cash & Carry Italia S.p.A. A failure by Metro Cash & Carry Italia S.p.A. to meet its obligations to us could have a material adverse effect on our financial condition and results of operations and on our ability to pay distributions to our stockholders.

CPA®:17 – Global 2014 10-K — 15

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

Under U.S. bankruptcy law, a tenant who is the subject of bankruptcy proceedings has the option of assuming or rejecting any unexpired lease. If the tenant rejects the lease, any resulting claim we have for breach of the lease (excluding collateral securing the claim) will be treated as a general unsecured claim. The maximum claim will be capped at the amount owed for unpaid rent prior to the bankruptcy unrelated to the termination, plus the greater of one year’s lease payments or 15% of the remaining lease payments payable under the lease (but no more than three years’ lease payments). In addition, due to the long-term nature of our leases and, in some cases, terms providing for the repurchase of a property by the tenant, a bankruptcy court could recharacterize a net-lease transaction as a secured lending transaction. If that were to occur, we would not be treated as the owner of the property, but we might have rights as a secured creditor. Those rights would not include a right to compel the tenant to timely perform its obligations under the lease but may instead entitle us to “adequate protection,” a bankruptcy concept that applies to protect against a decrease in the value of the property if the value of the property is less than the balance owed to us.

Insolvency laws outside of the United States may not be as favorable to reorganization or to the protection of a debtor’s rights as tenants under a lease. Our rights to terminate a lease for default may be more likely to be enforceable in countries other than the United States, in which a debtor/tenant or its insolvency representative may be less likely to have rights to force continuation of a lease without our consent. Nonetheless, such laws may permit a tenant or an appointed insolvency representative to terminate a lease if it so chooses.

However, in circumstances where the bankruptcy laws of the United States are considered to be more favorable to debtors and to their reorganization, entities that are not ordinarily perceived as U.S. entities may seek to take advantage of the U.S. bankruptcy laws if they are eligible. An entity would be eligible to be a debtor under the U.S. bankruptcy laws if it had a domicile (state of incorporation or registration), place of business, or assets in the United States. If a tenant became a debtor under the U.S. bankruptcy laws, then it would have the option of assuming or rejecting any unexpired lease. As a general matter, after the commencement of bankruptcy proceedings and prior to assumption or rejection of an expired lease, U.S. bankruptcy laws provide that until an unexpired lease is assumed or rejected, the tenant (or its trustee if one has been appointed) must timely perform obligations of the tenant under the lease. However, under certain circumstances, the time period for performance of such obligations may be extended by an order of the bankruptcy court.

We and several other non-traded REITs previously managed by the advisor have had tenants (including several international tenants) file for bankruptcy protection in the past and have been involved in bankruptcy-related litigation. Four prior programs managed by the advisor reduced the rate of distributions to their investors as a result of adverse developments involving tenants.

Similarly, if a borrower under one of our loan transactions declares bankruptcy, there may not be sufficient funds to satisfy its payment obligations to us, which may adversely affect our revenue and distributions to our stockholders. The mortgage loans in which we may invest and the mortgage loans underlying the CMBS in which we have invested and may invest may be subject to delinquency, foreclosure, and loss, which could result in losses to us.

Highly-leveraged tenants may have a higher possibility of filing for bankruptcy or insolvency.

Highly-leveraged tenants that experience downturns in their operating results due to adverse changes to their business or economic conditions may have a higher possibility of filing for bankruptcy or insolvency. In bankruptcy or insolvency, a tenant may have the option of vacating a property instead of paying rent. Until such a property is released from bankruptcy, our revenues may be reduced and could cause us to reduce distributions to stockholders.

CPA®:17 – Global 2014 10-K — 16

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

We may acquire undeveloped land or partially developed buildings for the purpose of owning to-be-built facilities for a prospective tenant. The primary risks of a build-to-suit project are potential for failing to meet an agreed-upon delivery schedule and cost-overruns, which may, among other things, cause the total project costs to exceed the original appraisal. In some cases, the prospective tenant will bear these risks. However, in other instances we may be required to bear these risks, which means that we may have to advance funds to cover cost overruns that we would not be able to recover through increased rent payments or that we may experience delays in the project that delay commencement of rent. We will attempt to minimize these risks through guaranteed maximum price contracts, review of contractor financials, and completed plans and specifications prior to commencement of construction. The incurrence of the costs described above or any non-occupancy by the tenant upon completion may reduce the project’s and our portfolio’s returns or result in losses to us.

A potential change in U.S. accounting standards regarding operating leases may make the leasing of facilities less attractive to our potential domestic tenants, which could reduce overall demand for our leasing services.

A lease is classified by a tenant as a capital lease if the significant risks and rewards of ownership are considered to reside with the tenant. This situation is generally considered to be met if, among other things, the non-cancelable lease term is more than 75% of the useful life of the asset or if the present value of the minimum lease payments equals 90% or more of the leased property’s fair value. Under capital lease accounting for a tenant, both the leased asset and liability are reflected on their balance sheet. If the lease does not meet any of the criteria for a capital lease, the lease is considered an operating lease by the tenant and the obligation does not appear on the tenant’s balance sheet; rather, the contractual future minimum payment obligations are only disclosed in the footnotes thereto. Thus, entering into an operating lease can appear to enhance a tenant’s balance sheet in comparison to direct ownership. In response to concerns caused by a 2005 SEC study that the current model does not have sufficient transparency, the Financial Accounting Standards Board and the International Accounting Standards Board issued an Exposure Draft on a joint proposal that would dramatically transform lease accounting from the existing model. In May 2013, the Financial Accounting Standards Board and the International Accounting Standards Board issued a revised exposure draft for public comment and the comment period ended in September 2013. As of the date of this Report, the Financial Accounting Standards Board and the International Accounting Standards Board continue their redeliberations of the proposals included in the May 2013 Exposure Draft based on the comments received and the proposed guidance has not yet been finalized. Changes to the accounting guidance could affect our accounting for leases, as well as that of our tenants. These changes would impact most companies but are particularly applicable to those that are significant users of real estate. The proposal outlines a completely new model for accounting by lessees, whereby their rights and obligations under all leases, existing and new, would be capitalized and recorded on the balance sheet. For some companies, the new accounting guidance may influence whether or not, or the extent to which, they would enter into the type of sale-leaseback transactions in which we specialize.

We are subject, in part, to the risks of real estate ownership, which could reduce the value of our properties.

Our performance and asset value are subject, in part, to risks incident to the ownership and operation of real estate, including:

•	changes in the general economic climate;

•	changes in local conditions such as an oversupply of space or reduction in demand for commercial real estate;

•	changes in interest rates and the availability of financing; and

•	changes in laws and governmental regulations, including those governing real estate usage, zoning, and taxes.

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

CPA®:17 – Global 2014 10-K — 17

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

Our properties are currently used for industrial, manufacturing, and other commercial purposes, and some of our tenants may handle hazardous or toxic substances, generate hazardous wastes, or discharge regulated pollutants to the environment. We therefore may own properties that have known or potential environmental contamination as a result of historical or ongoing operations. Buildings and structures on the properties we purchase may have known or suspected asbestos-containing building materials. We may invest in properties located in countries that have adopted laws or observe environmental management standards that are less stringent than those generally followed in the United States, which may pose a greater risk that releases of hazardous or toxic substances have occurred. Leasing properties to tenants that engage in these activities, and owning properties historically and currently used for industrial, manufacturing, and commercial purposes, will cause us to be subject to the risk of liabilities under environmental laws. Some of these laws could impose the following on us:

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

Our costs of investigation, remediation, or removal of hazardous or toxic substances, or for third-party claims for damages, may be substantial. The presence of hazardous or toxic substances on one of our properties, or the failure to properly remediate a contaminated property, could give rise to a lien in favor of the government for costs it may incur to address the contamination, or otherwise adversely affect our ability to sell or lease the property or to borrow using the property as collateral. In addition, environmental liabilities, or costs or operating limitations imposed on a tenant to comply with environmental laws, could affect its ability to make rental payments to us. Also, we may be required, in connection with any future divestitures of property, to provide buyers with indemnification against potential environmental liabilities.

We and our independent property operators will rely on information technology in our operations, and any material failure, inadequacy, interruption, or security failure of that technology could harm our business.

We and our independent property operators will rely on information technology networks and systems, including the internet, to process, transmit, and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personal identifying information, reservations, billing, and operating data. We will purchase some of our information technology from vendors, on whom our systems depend. We rely on commercially available systems, software, tools, and monitoring to provide security for processing, transmission, and storage of confidential customer information, such as individually identifiable information, including information relating to financial accounts. It is possible that our safety and security measures will not be able to prevent the systems’ improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cyber-attacks. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers, and similar breaches, can create system disruptions, shutdowns, or unauthorized disclosure of confidential information. Any failure to maintain proper function, security, and availability of our information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties, and could have a material adverse effect on our business, financial condition, and results of operations.

Liability for uninsured losses could adversely affect our financial condition.

Losses from disaster-type occurrences (such as wars, terrorist activities, floods, or earthquakes) may be either uninsurable or not insurable on economically-viable terms. Should an uninsured loss or a loss in excess of the limits of our insurance occur, we could lose our capital investment and/or anticipated profits and cash flow from one or more investments, which in turn could cause the value of the shares and distributions to our stockholders to be reduced.

CPA®:17 – Global 2014 10-K — 18

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

The mortgage loans in which we may invest and the mortgage loans underlying the CMBS in which we have invested and may invest will be subject to delinquency, foreclosure, and loss, which could result in losses to us.

The ability of a borrower to repay a loan secured by an income-producing property typically is dependent upon the successful operation of the property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. The net operating income of an income-producing property can be affected by the risks particular to real property described above, as well as, among other things:

•	tenant mix;

•	success of tenant businesses;

•	property management decisions;

•	property location and condition;

•	competition from comparable types of properties;

•	changes in specific industry segments;

•	declines in regional or local real estate values, or rental or occupancy rates; and

•	increases in interest rates, real estate tax rates and other operating expenses.

In the event of any default under a mortgage loan (or any financing lease or net lease that is recharacterized as a mortgage loan) held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our ability to achieve our investment objectives, including, without limitation, diversification of our commercial real estate properties portfolio by property type and location, moderate financial leverage, low to moderate operating risk, and an attractive level of current income. In the event of the bankruptcy of a mortgage loan borrower (or any tenant under a financing lease or a net lease that is recharacterized as a mortgage loan), the mortgage loan (or any financing lease or net lease that is recharacterized as a mortgage loan) to that borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a mortgage loan (or any financing lease or net lease that is recharacterized as a mortgage loan) can be an expensive and lengthy process that could have a substantial negative effect on our anticipated return on the foreclosed mortgage loan.

The B Notes, C Notes, subordinate mortgage notes, mezzanine loans, and participation interests in mortgage and mezzanine loans in which we have invested and may invest may be subject to risks relating to the structure and terms of the transactions, as well as subordination in bankruptcy, and there may not be sufficient funds or assets remaining to satisfy the subordinate notes in which we may have invested, which may result in losses to us.

We have invested in, and may continue to invest in, B Notes, C Notes, subordinate mortgage notes, mezzanine loans, and participation interests in mortgage and mezzanine loans, to the extent consistent with our investment guidelines and the rules applicable to REITs. These investments are subordinate to first mortgages on commercial real estate properties and are secured by subordinate rights to the commercial real estate properties or by equity interests in the commercial entity. If a borrower defaults or declares bankruptcy, after senior obligations are met, there may not be sufficient funds or assets remaining to satisfy the subordinate notes in which we may have invested. Because each transaction is privately negotiated, B Notes, C Notes, and subordinate mortgage notes can vary in their structural characteristics and lender rights. Our rights to control the default or bankruptcy process following a default will vary from transaction to transaction. The subordinate real estate-related debt in which we intend to invest may not give us the right to demand foreclosure. Furthermore, the presence of intercreditor agreements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies, and control decisions made in bankruptcy proceedings relating to borrowers. Bankruptcy and borrower litigation can significantly increase the time needed for us to acquire underlying collateral in the event of a default, during which time the collateral may decline in value. In addition, there are significant costs and delays associated with the foreclosure process. The Internal Revenue Service has issued restrictive guidance as to when a loan secured by equity in an entity will be treated as a qualifying REIT asset. Failure to comply with such guidance could jeopardize our ability to continue to qualify as a REIT.

CPA®:17 – Global 2014 10-K — 19

Interest rate fluctuations and changes in prepayment rates could reduce our ability to generate income on our investments in commercial mortgage loans.

The yield on our investments in commercial mortgage loans may be sensitive to changes in prevailing interest rates and changes in prepayment rates. Therefore, changes in interest rates may affect our net interest income, which is the difference between the interest income we earn on our interest-earning investments and the interest expense we incur in financing these investments. We will often price loans at a spread to either U.S. Treasury obligations, swaps, or the London Inter-Bank Offered Rate. A decrease in these indexes may lower the yield on our investments. Conversely, if these indexes rise materially, borrowers may become delinquent or default on the high-leverage loans we occasionally target. As discussed below with respect to mortgage loans underlying CMBS, when a borrower prepays a mortgage loan more quickly than we expect, our expected return on the investment generally will be adversely affected.

We may invest in subordinate CMBS, which are subject to a greater risk of loss than more senior securities.

We may invest in a variety of subordinate CMBS, to the extent consistent with our investment guidelines and the rules applicable to REITs. The ability of a borrower to make payments on a loan underlying these securities is dependent primarily upon the successful operation of the property rather than upon the existence of independent income or assets of the borrower. In the event of default and the exhaustion of any equity support, reserve fund, letter of credit, and any classes of securities junior to those in which we invest, we may not be able to recover all of our investment in the securities we purchase.

Expenses of enforcing the underlying mortgage loans (including litigation expenses), expenses of protecting the properties securing the mortgage loans and the lien on the mortgaged properties, and, if such expenses are advanced by the servicer of the mortgage loans, interest on such advances, will all be allocated to junior securities prior to more senior classes of securities issued in the securitization. Prior to the reduction of distributions to more senior securities, distributions to the junior securities may also be reduced by payments of compensation to any servicer engaged to enforce a defaulted mortgage loan. Such expenses and servicing compensation may be substantial and consequently, in the event of a default or loss on one or more mortgage loans contained in a securitization, we may not recover our investment.

Investments in B Notes and C Notes may be subject to additional risks relating to the privately-negotiated structure and terms of the transaction, which may result in losses to us.

We have invested in, and may continue to invest in, B Notes and C Notes. A B Note is a mortgage loan typically (i) secured by a first mortgage on a single large commercial property or group of related properties and (ii) subordinated to an A Note secured by the same first mortgage on the same collateral. As a result, if a borrower defaults, there may not be sufficient funds remaining for B Note owners after payment to the A Note owners. B Notes, including C Notes, which are junior to B Notes, reflect similar credit risks to comparably-rated CMBS. However, since each transaction is privately negotiated, B Notes can vary in their structural characteristics and risks. For example, the rights of holders of B Notes to control the process following a borrower default may be limited in certain investments. We cannot predict the terms of each B Note investment. Further, B Notes typically are secured by a single property and so reflect the increased risks associated with a single property compared to a pool of properties. B Notes also are less liquid than CMBS, and thus we may be unable to dispose of underperforming or non-performing investments. The higher risks associated with our subordinate position in B Note investments could subject us to increased risk of losses.

Investment in non-conforming and non-investment grade loans may involve increased risk of loss.

We may acquire or originate certain loans that do not conform to conventional loan criteria applied by traditional lenders and are not rated or are rated as non-investment grade (i.e., lower than Baa3 for investments rated by Moody’s Investors Service and BBB- or below for Standard & Poor’s Ratings Services). The non-investment grade ratings for these loans typically result from the overall leverage of the loans, the lack of a strong operating history for the properties underlying the loans, the borrowers’ credit history, the properties’ underlying cash flow, or other factors. As a result, these loans have a higher risk of default and loss than conventional loans. Any loss we incur may reduce distributions to our stockholders. There are no limits on the percentage of unrated or non-investment grade assets we may hold in our portfolio.

Investments in mezzanine loans involve greater risks of loss than senior loans secured by income producing properties.

We may invest in mezzanine loans. Investments in mezzanine loans take the form of subordinated loans secured by second mortgages on the underlying property or loans secured by a pledge of the ownership interests in the entity that directly or indirectly owns the property. These types of investments involve a higher degree of risk than a senior mortgage loan because the investment may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity

CPA®:17 – Global 2014 10-K — 20

providing the pledge of its ownership interests as security, we may not have full recourse to the assets of the property-owning entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt is paid in full. As a result, we may not recover some or all of our investment, which could result in losses. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal.

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

We may invest in secured corporate loans, which are loans collateralized by real property, personal property connected to real property (i.e., fixtures), and/or personal property, on which another lender may hold a first priority lien. If a default occurs, the value of the collateral may not be sufficient to repay all of the lenders that have an interest in the collateral. Our right in bankruptcy will be different for these loans than typical net-lease transactions. To the extent that loans are collateralized by personal property only, or to the extent the value of the real estate collateral is less than the aggregate amount of our loans and equal or higher-priority loans secured by the real estate collateral, that portion of the loan will not be considered a “real estate asset” for purposes of the 75% REIT asset test. Also, income from that portion of such a loan will not qualify under the 75% REIT income test for REIT qualification.

Investments in securities of REITs, real estate operating companies and companies with significant real estate assets will expose us to many of the same general risks associated with direct real property ownership.

Investments we may make in other REITs, real estate operating companies, and companies with significant real estate assets, directly or indirectly through other real estate funds, will be subject to many of the same general risks associated with direct real property ownership. In particular, equity REITs may be affected by changes in the value of the underlying property owned by us, while mortgage REITs may be affected by the quality of any credit extended. Since REIT investments, however, are securities, they also may be exposed to market risk and price volatility due to changes in financial market conditions and changes as discussed below.

CPA®:17 – Global 2014 10-K — 21

The value of the equity securities of companies engaged in real estate activities that we may invest in may be volatile and may decline.

The value of equity securities of companies engaged in real estate activities, including those of REITs, fluctuates in response to issuer, political, market, and economic developments. In the short term, equity prices can fluctuate dramatically in response to these developments. Different parts of the market and different types of equity securities can react differently to these developments and they can affect a single issuer, multiple issuers within an industry, economic sector, or geographic region, or the market as a whole. These fluctuations in value could result in significant gains or losses being reported in our financial statements because we will be required to mark such investments to market periodically.

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

There is no active public trading market for our shares and we do not expect there ever will be one. Moreover, we are not required to complete a liquidity event by a specified date. To assist us in meeting the REIT qualification rules, among other things, our charter also prohibits the ownership by one person or affiliated group of more than 9.8% in value of our stock or more than 9.8% in value or number, whichever is more restrictive, of our outstanding shares of common stock, unless exempted by our board of directors. This ownership limitation may discourage third parties from making a potentially financially attractive tender offer for your shares, thereby inhibiting a change of control in us. Moreover, you should not rely on our redemption plan as a method to sell shares promptly because our redemption plan includes numerous restrictions that limit your ability to sell your shares to us, and our board of directors may amend, suspend, or terminate our redemption plan without giving you advance notice. In particular, the redemption plan provides that we may redeem shares only if we have sufficient funds available for redemption and to the extent the total number of shares for which redemption is requested in any quarter, together with the aggregate number of shares redeemed in the preceding three fiscal quarters, does not exceed five percent of the total number of our shares outstanding as of the last day of the immediately preceding fiscal quarter. Therefore, it may be difficult for you to sell your shares promptly or at all. In addition, the price received for any shares sold prior to a liquidity event is likely to be less than the proportionate value of the real estate we own. Investor suitability standards imposed by certain states may also make it more difficult to sell your shares to someone in those states. As a result, our shares should only be purchased as a long-term investment.

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

Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which there are only limited judicial and administrative interpretations. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. In order to qualify as a REIT, we must satisfy a number of requirements regarding the composition of our assets and the sources of our gross income. Also, we must make distributions to our stockholders aggregating annually at least 90% of our REIT net taxable income, excluding net capital gains. Because we have investments in foreign real property, we are subject to foreign currency gains and losses. Foreign currency gains may or may not be taken into account for purposes of the REIT income requirements. In addition, legislation, new regulations, administrative interpretations, or court decisions may adversely affect our investors, our ability to qualify as a REIT for U.S. federal income tax purposes, or the desirability of an investment in a REIT relative to other investments.

CPA®:17 – Global 2014 10-K — 22

The Internal Revenue Service may treat sale-leaseback transactions as loans, which could jeopardize our REIT qualification.

The Internal Revenue Service may take the position that specific sale-leaseback transactions we treat as true leases are not true leases for U.S. federal income tax purposes but are, instead, financing arrangements or loans. If a sale-leaseback transaction were so recharacterized, we might fail to satisfy the qualification requirements applicable to REITs.

We do not operate our hotel and, as a result, we do not have complete control over implementation of our strategic decisions.

In order for us to satisfy certain REIT qualification rules, we cannot directly operate our hotel. Instead, we must engage an independent management company to operate our hotel. Our taxable REIT subsidiary, or TRS, engages an independent management company as the property manager for our hotel, as required by the REIT qualification rules. The management company operating our hotel makes and implements strategic business decisions, such as decisions with respect to the repositioning of the franchise or food and beverage operations and other similar decisions. Decisions made by the management company operating the hotel may not be in the best interests of the hotel or us. Accordingly, we cannot assure you that the management company operating our hotel will operate it in a manner that is in our best interests.

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

Our directors and officers have duties to us and to our stockholders under Maryland law in connection with their management of us. At the same time, because our Operating Partnership was formed in Delaware, we as general partner will have fiduciary duties under Delaware law to our Operating Partnership and to the limited partners in connection with the management of our Operating Partnership. Our duties as general partner of our Operating Partnership may come into conflict with the duties of our directors and officers to us and our stockholders.

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

Additionally, the partnership agreement expressly limits our liability by providing that we and our officers, directors, employees, and designees will not be liable or accountable to our Operating Partnership for losses sustained, liabilities incurred, or benefits not derived if we or our officers, directors, agents, employees, or designees, as the case may be, acted in good faith. In addition, our Operating Partnership is required to indemnify us and our officers, directors, agents, employees, and

CPA®:17 – Global 2014 10-K — 23

designees to the extent permitted by applicable law from and against any and all claims arising from operations of our Operating Partnership, unless it is established that: (i) the act or omission was committed in bad faith, was fraudulent, or was the result of active and deliberate dishonesty; (ii) the indemnified party actually received an improper personal benefit in money, property or services; or (iii) in the case of a criminal proceeding, the indemnified person had reasonable cause to believe that the act or omission was unlawful. These limitations on liability do not supersede the indemnification provisions of our charter.

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

These prohibitions last for five years after the most recent date on which the interested stockholder became an interested stockholder. Thereafter, any business combination must be recommended by our board of directors and approved by the affirmative vote of at least 80% of the votes entitled to be cast by holders of our outstanding voting shares and two-thirds of the votes entitled to be cast by holders of our voting shares (other than voting shares held by the interested stockholder or by an affiliate or associate of the interested stockholder). These requirements could have the effect of inhibiting a change in control even if a change in control were in our stockholders’ interest. These provisions of Maryland law do not apply, however, to business combinations that are approved or exempted by our board of directors prior to the time that someone becomes an interested stockholder. In addition, a person is not an interested stockholder if the board of directors approved in advance the transaction by which he or she otherwise would have become an interested stockholder. However, in approving a transaction, the board of directors may provide that its approval is subject to compliance, at or after the time of approval, with any terms and conditions determined by the board.

Our charter permits our board of directors to issue stock with terms that may subordinate the rights of the holders of our current common stock or discourage a third party from acquiring us.

Our board of directors may determine that it is in our best interest to classify or reclassify any unissued stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications, and terms or conditions of redemption of any such stock. Thus, our board of directors could authorize the issuance of such stock with terms and conditions that could subordinate the rights of the holders of our common stock or have the effect of delaying, deferring, or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer, or sale of all or substantially all of our assets) that might provide a premium price for holders of our common stock. However, the issuance of preferred stock must also be approved by a majority of independent directors not otherwise interested in the transaction, who will have access at our expense to our legal counsel or to independent legal counsel. In addition, the board of directors, with the approval of a majority of the entire board and without any action by the stockholders, may amend our charter from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series that we have authority to issue. If our board of directors determines to take any such action, it will do so in accordance with the duties it owes to holders of our common stock.

Our revenues from our operating real estate are significantly influenced by demand for self-storage space generally, and a decrease in such demand would likely have an adverse effect on such revenues.

A decrease in the demand for self-storage space would have an adverse effect on our revenues from our operating real estate. Demand for self-storage space has been and could be adversely affected by weakness in the national, regional, and local economies, changes in supply of, or demand for, similar or competing self-storage facilities in an area, and the excess amount of self-storage space in a particular market. To the extent that any of these conditions occur, they are likely to affect market rents for self-storage space, which could cause a decrease in our revenues.

CPA®:17 – Global 2014 10-K — 24

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal corporate offices are located in the offices of the advisor at 50 Rockefeller Plaza, New York, NY 10020. The advisor also has primary international investment offices located in London and Amsterdam, as well as additional office space domestically in New York and Dallas, Texas and internationally in Hong Kong and Shanghai. The advisor leases all of these offices and believes these leases are suitable for our operations for the foreseeable future.

See Item 1. Business — Our Portfolio for a discussion of the properties we hold for rental operations and Part II, Item 8. Financial Statements and Supplementary Data — Schedule III — Real Estate and Accumulated Depreciation for a detailed listing of such properties.

Item 3. Legal Proceedings.

At December 31, 2014, we were not involved in any material litigation.

Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

CPA®:17 – Global 2014 10-K — 25

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Unlisted Shares and Distributions

There is no active public trading market for our shares. At March 23, 2015, there were 82,447 holders of record of our shares.

We are required to distribute annually at least 90% of our distributable REIT net taxable income to maintain our status as a REIT. Quarterly distributions paid by us for the past two years are as follows:

	Years Ended December 31,
	2014	2013
First quarter	$0.1625	$0.1625
Second quarter	0.1625	0.1625
Third quarter	0.1625	0.1625
Fourth quarter	0.1625	0.1625
	$0.6500	$0.6500

Unregistered Sales of Equity Securities

During the three months ended December 31, 2014, we issued 702,194 shares of our common stock to the advisor as consideration for asset management fees. These shares were issued at $9.50 per share, which represents our most recently published net asset value per share as approved by the board of directors at the date of issuance. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(a)(2) of the Securities Act of 1933, the shares issued were deemed to be exempt from registration. In acquiring our shares, the advisor represented that such interests were being acquired by it for the purposes of investment and not with a view to the distribution thereof. From inception and through December 31, 2014, we have issued 8,791,517 shares of our common stock to the advisor as aggregate consideration for asset management fees.

All prior sales of unregistered securities have been reported in our previously filed quarterly reports on Form 10-Q.

Issuer Purchases of Equity Securities

	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or program (a)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or program (a)
2014 Period
October	—	$—	N/A	N/A
November	—	—	N/A	N/A
December	999,691	9.04	N/A	N/A
Total	999,691
___________

(a)
Represents shares of our common stock repurchased under our redemption plan, pursuant to which we may elect to redeem shares at the request of our stockholders, subject to certain exceptions, conditions, and limitations. The maximum amount of shares purchasable by us in any period depends on a number of factors and is at the discretion of our board of directors. We satisfied all of the above redemption requests received during the three months ended December 31, 2014. We generally receive fees in connection with share redemptions.

CPA®:17 – Global 2014 10-K — 26

Item 6. Selected Financial Data.

The following selected financial data should be read in conjunction with the consolidated financial statements and related notes in Item 8 (in thousands, except per share data):

	Years Ended December 31,
	2014	2013	2012	2011	2010
Operating Data (a)
Revenues from continuing operations	$396,706	$362,772	$289,977	$192,114	$97,161
Income from continuing operations	106,993	60,162	68,171	73,848	48,551
Net income	106,993	67,649	70,094	75,933	48,056
Net income attributable to noncontrolling interests	(32,842)	(28,935)	(26,498)	(21,190)	(15,335)
Net income attributable to CPA®:17 – Global	74,151	38,714	43,596	54,743	32,721

Income per share:
Income from continuing operations attributable to CPA®:17 – Global	0.23	0.10	0.16	0.30	0.30
Net income attributable to CPA®:17 – Global	0.23	0.12	0.17	0.31	0.30

Cash distributions declared per share	0.6500	0.6500	0.6500	0.6475	0.6400
Balance Sheet Data (a)
Total assets	$4,605,897	$4,712,539	$4,426,063	$3,052,363	$1,991,396
Net investments in real estate (b)	3,062,287	3,149,131	2,824,246	2,191,309	1,376,918
Long-term obligations (c)	1,905,883	1,931,174	1,660,068	1,177,771	687,640
Other Information (a)
Net cash provided by operating activities	$210,055	$182,598	$158,004	$102,590	$69,797
Cash distributions paid	209,054	198,440	147,649	102,503	60,937
Payments of mortgage principal (d)	28,091	22,260	17,525	14,136	6,541
___________

(a)	Certain prior year amounts have been revised due to the correction of errors and for a change in accounting for one of our equity investments in real estate (Note 2 and Note 3).

(b)	Net investments in real estate consists of Net investments in properties, Net investments in direct financing leases, and Real estate under construction.

(c)	Represents non-recourse mortgage obligations (Note 11) and deferred acquisition fee installments, including interest.

(d)	Represents scheduled mortgage principal payments.

CPA®:17 – Global 2014 10-K — 27

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide the reader with information that will assist in understanding our financial statements and the reasons for changes in certain key components of our financial statements from period to period. Management’s Discussion and Analysis of Financial Condition and Results of Operations also provides the reader with our perspective on our financial position and liquidity, as well as certain other factors that may affect our future results.

The following discussion should be read in conjunction with our consolidated financial statements included in Item 8 of this Report and the matters described under Item 1A. Risk Factors.

Business Overview

We are a publicly-owned, non-listed REIT that invests primarily in commercial properties leased to companies domestically and internationally. As opportunities arise, we also make other types of commercial real estate-related investments. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions, and other factors. We earn revenue principally by leasing the properties we own to single corporate tenants, primarily on a triple-net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, contractual rent adjustments, tenant defaults, sales of properties, and foreign currency exchange rates. We were formed in 2007 and are managed by the advisor. We hold substantially all of our assets and conduct substantially all of our business through our Operating Partnership. We are the general partner of, and own 99.99% of the interests in, the Operating Partnership. The remaining interest in the Operating Partnership is held by a subsidiary of WPC.

Economic Overview

In the United States, the overall economic environment continued to improve in 2014. Gross domestic product growth outpaced 2013 levels, and the unemployment rate fell to its lowest mark since 2008. General business conditions continued to recover, and the Federal Reserve completed the tapering of its bond-buying stimulus program in October. Despite the sharp increase in long-term rates in May 2013, interest rates declined over the course of 2014 and remain at historic lows. The interest rate environment contributed to a lower cost of capital for investors purchasing commercial properties. A low cost of capital in conjunction with moderate new supply and strong demand resulted in commercial property yields, or capitalization rates, declining over the course of the year as competition for assets, including net-leased properties, in the United States remained high. In addition, interest rate sensitive stocks, such as REITs, outperformed in 2014. The decline in energy prices in 2014 had a negative impact on the CPI, a useful measure of economic growth and inflation, which experienced 0.8% growth.

In Europe, the economic environment continued to be mixed in 2014. Conditions in most countries across northern and western Europe generally remained stable, with some countries, including the United Kingdom and Germany, experiencing modest economic growth rates and lower relative unemployment rates. However, many European countries, including those considered emerging economies, continued to operate at recessionary levels and have negative economic growth and high unemployment. The strengthening and stability of the euro relative to the dollar reversed course in 2014 as the euro / dollar exchange rate reached multi-year lows, and interest rates remain at historically low levels. In addition, the Harmonized Index of Consumer Prices, an indicator of inflation and price stability in the European Union, decreased 0.2% during the year. In an effort to prevent deflation and combat economic weakness, the European Central Bank cut key interest rates in 2014 and, more recently, announced an approximately €1.1 trillion “quantitative easing” program to buy financial assets, including sovereign bonds. Attractive borrowing rates, in conjunction with higher capitalization rates on commercial properties with similar risk profiles to those in the United States contributed to a favorable climate for investing in net-lease assets in Europe.

Significant Developments

Acquisition Activity — During 2014, we entered into 12 investments at a total cost of approximately $291.3 million, including $202.2 million for seven international investments, inclusive of acquisition-related costs and fees. Amounts are based on the exchange rate of the foreign currency at the date of acquisition, as applicable.

Financing Activity — During 2014, we obtained non-recourse mortgage financing totaling $92.8 million with a weighted-average annual interest rate and term of 4.9% and 8.8 years, respectively. This included two non-recourse mortgage loans totaling $22.1 million that we refinanced with new non-recourse mortgage loans totaling $24.9 million with a weighted-average annual interest rate and term of 7.0% and 13.7 years, respectively. We also assumed a non-recourse mortgage loan of $10.3

CPA®:17 – Global 2014 10-K — 28

million, including unamortized premium of $1.3 million, in connection with an investment acquired during 2014. Amounts are based on the exchange rate of the foreign currency at the date of financing, as applicable.

Distributions — Our distributions to stockholders totaled $0.6500 per share for both the years ended December 31, 2014 and 2013.

Net Asset Value — The advisor calculates our net asset value per share annually as of year-end, and the advisor has determined that our net asset value per share as of December 31, 2014 was $9.72. The advisor generally calculates our estimated net asset value per share by relying in part on an estimate of the fair market value of our real estate provided by a third party, adjusted to give effect to the estimated fair value of mortgage loans encumbering our assets (also provided by a third party) as well as other adjustments. Our net asset value per share is based on a number of variables, including individual tenant credits, lease terms, lending credit spreads, foreign currency exchange rates, and tenant defaults, among others. We do not control all of these variables and, as such, cannot predict how they will change in the future. For additional information on our calculation of our net asset value per share at December 31, 2014, please see our Current Report on Form 8-K dated March 31, 2015.

Portfolio Overview

We intend to continue to acquire a diversified portfolio of income-producing commercial properties and other real estate-related assets. We expect to make these investments both domestically and outside of the United States. Portfolio information is provided on a consolidated basis to facilitate the review of our accompanying consolidated financial statements. In addition, we provide such information on a pro rata basis to better illustrate the economic impact of our various net-leased, jointly-owned investments.

Portfolio Summary

	December 31,
	2014	2013
Number of net-leased properties	365	352
Number of operating properties (a)	72	75
Number of tenants (b)	115	99
Total square footage (in thousands) (c)	41,243	39,665
Occupancy (b)	100.0%	100.0%
Weighted-average lease term (in years) (b)	14.1	15.3
Number of countries	11	10
Total assets (in thousands) (d)	$4,605,897	$4,712,539
Net investments in real estate (in thousands) (d)	3,062,287	3,149,131

	Years Ended December 31,
	2014	2013	2012
Acquisition volume — consolidated (in millions) (d) (e) (f)	$121.5	$351.5	$1,035.5
Acquisition volume — pro rata (in millions) (c) (f)	291.3	516.6	1,034.0
Financing obtained — consolidated (in millions) (d) (g)	92.8	313.1	469.6
Financing obtained — pro rata (in millions) (c) (g) (h)	164.1	427.2	478.4
Funds raised (in millions) (i)	—	1.3	927.3
Average U.S. dollar/euro exchange rate (j)	1.3295	1.3284	1.2861
Increase in the U.S. CPI (k)	0.8%	1.5%	1.7%
(Decrease) increase in the Harmonized Index of Consumer Prices (k)	(0.2)%	0.8%	2.2%

CPA®:17 – Global 2014 10-K — 29

__________

(a)	At December 31, 2014, operating properties are comprised of full or partial ownership interests in 71 self-storage properties and one hotel, all of which are managed by third parties.

(b)	Excludes operating properties.

(c)	Represents pro rata basis. See Terms and Definitions below for a description of pro rata amounts.

(d)	Represents consolidated basis.

(e)	Includes build-to-suit transactions, which are reflected as the total commitment for the build-to-suit funding.

(f)	The amount for the year ended December 31, 2014 includes acquisition-related costs and fees, which are included in Acquisition expenses in the consolidated financial statements.

(g)	Includes refinancings of $24.9 million, $16.5 million, and $7.9 million obtained during the years ended December 31, 2014, 2013, and 2012, respectively.

(h)
Financing on a pro rata basis during the year ended December 31, 2014 includes our share of the non-recourse mortgage financings related to Agrokor d.d., referred to as Agrokor 5, Bank Pekao S.A., and Apply Sørco AS (Note 7).

(i)	Our follow-on offering closed on January 31, 2013.

(j)
The average conversion rate for the U.S. dollar in relation to the euro increased during the year ended December 31, 2014 as compared to 2013 and also increased during the year ended December 31, 2013 as compared to 2012, resulting in a positive impact on earnings in 2014 and 2013 for our euro-denominated investments.

(k)	Many of our lease agreements include contractual increases indexed to changes in the CPI or similar indices.

Net-Leased Portfolio

The tables below represent information about our net-leased portfolio on a consolidated and pro rata basis and, accordingly, exclude all operating properties at December 31, 2014. See Terms and Definitions below for a description of pro rata amounts.

Top Ten Tenants by ABR
(in thousands, except percentages)

	Consolidated		Pro Rata
Tenant/Lease Guarantor	ABR	Percent	ABR	Percent
Metro Cash & Carry Italia S.p.A. (a)	$29,671	10%	$29,671	9%
The New York Times Company	26,057	9%	14,331	5%
Agrokor d.d. (a)	23,146	8%	24,514	8%
General Parts Inc., Golden State Supply LLC, Straus-Frank Enterprises LLC, General Parts Distribution LLC, and Worldpac Inc.	17,653	6%	17,653	5%
KBR, Inc.	13,956	5%	13,956	4%
Blue Cross and Blue Shield of Minnesota, Inc.	11,732	4%	11,732	4%
Eroski Sociedad Cooperativa (a)	9,964	4%	10,684	3%
Terminal Freezers, LLC	9,041	3%	9,041	3%
DTS Distribuidora de Television Digital SA (a)	8,604	3%	8,604	3%
RLJ-McLarty-Landers Automotive Holdings, LLC	6,658	2%	6,656	2%
Total	$156,482	54%	$146,842	46%
__________

(a)	ABR amounts are subject to fluctuations in foreign currency exchange rates.

CPA®:17 – Global 2014 10-K — 30

Portfolio Diversification by Geography and Property Type
(in thousands, except percentages)

	Consolidated		Pro Rata
Region	ABR	Percent	ABR	Percent
United States
East	$54,607	19%	$42,266	13%
South	51,710	18%	57,199	18%
Midwest	50,998	18%	55,935	17%
West	27,916	9%	28,885	9%
United States Total	185,231	64%	184,285	57%

International
Italy	27,933	10%	27,933	9%
Croatia	23,146	8%	24,514	8%
Spain	18,568	6%	19,287	6%
Germany	11,449	4%	20,339	6%
Poland	11,117	4%	15,739	5%
United Kingdom	5,608	2%	5,608	2%
Other (a)	5,210	2%	23,739	7%
International Total	103,031	36%	137,159	43%

Total	$288,262	100%	$321,444	100%

	Consolidated		Pro Rata
Property Type	ABR	Percent	ABR	Percent
Office	$96,034	33%	$94,627	29%
Warehouse/Distribution	66,380	23%	83,746	26%
Retail	56,913	20%	69,498	22%
Industrial	46,393	16%	46,878	15%
Other (b)	22,542	8%	26,695	8%
	$288,262	100%	$321,444	100%
________

(a)	Consolidated includes ABR from tenants in the Netherlands and Japan. Pro rata includes ABR from the aforementioned countries in addition to Hungary and Norway.

(b)
Consolidated includes ABR from tenants with the following property types: learning center, automotive dealership, and sports facility. Pro rata includes ABR from the aforementioned property types in addition to self-storage.

CPA®:17 – Global 2014 10-K — 31

Portfolio Diversification by Tenant Industry
(in thousands, except percentages)

	Consolidated		Pro Rata
Industry Type	ABR	Percent	ABR	Percent
Retail Stores	$65,694	23%	$78,423	24%
Business and Commercial Services	40,781	14%	40,707	12%
Grocery	33,110	12%	50,956	16%
Media: Printing and Publishing	29,684	10%	17,959	5%
Automobile	16,433	6%	15,290	5%
Healthcare, Education, and Childcare	12,649	4%	12,649	4%
Insurance	11,732	4%	15,280	5%
Machinery	10,637	4%	10,637	3%
Leisure, Amusement, and Entertainment	8,697	3%	8,740	3%
Broadcasting and Entertainment	8,604	3%	8,604	3%
Beverages, Food, and Tobacco	8,398	3%	8,398	3%
Telecommunications	6,831	2%	6,858	2%
Transportation – Cargo	5,608	2%	5,608	2%
Consumer Non-Durable Goods	5,342	2%	5,342	2%
Textiles, Leather, and Apparel	5,065	2%	3,039	1%
Banking	4,605	2%	9,157	3%
Electronics	4,122	1%	2,936	1%
Chemicals, Plastics, Rubber, and Glass	3,933	1%	7,524	2%
Other (a)	6,337	2%	13,337	4%
	$288,262	100%	$321,444	100%
__________

(a)
Consolidated includes ABR from tenants in the following industries: aerospace and defense; mining, metals, and primary metal industries; buildings and real estate; construction and building; finance; consumer and durable goods; and consumer services. Pro rata includes ABR from the aforementioned tenant industries in addition to transportation – personal and oil and gas.

CPA®:17 – Global 2014 10-K — 32

Lease Expirations
(in thousands, except number of leases and percentages)

	Consolidated (a)			Pro Rata (a)
Year of Lease Expiration	Number of Leases Expiring	ABR	Percent	Number of Leases Expiring	ABR	Percent
2015 (b)	9	$1,090	—%	10	$1,092	—%
2016	10	3,670	1%	11	3,714	1%
2017	4	574	—%	4	574	—%
2018	2	124	—%	5	149	—%
2019	3	342	—%	3	342	—%
2020	2	120	—%	2	120	—%
2021	3	1,497	1%	3	1,052	—%
2022	1	2,472	1%	2	3,909	1%
2023	1	76	—%	2	4,628	2%
2024	7	38,773	13%	11	32,642	10%
2025	11	10,741	4%	11	10,741	3%
2026	10	12,152	4%	16	24,590	8%
2027	23	30,400	11%	23	30,400	10%
2028	26	38,782	14%	28	43,147	14%
Thereafter	54	147,449	51%	58	164,344	51%
	166	$288,262	100%	189	$321,444	100%
__________

(a)	Assumes tenant does not exercise renewal option.

(b)	Month-to-month leases are included in 2015 ABR.

Self-Storage Summary

Our self-storage properties had an average occupancy rate of 86% at December 31, 2014. As of December 31, 2014, our self-storage portfolio was comprised as follows (square footage in thousands):

State	Number of Properties	Square Footage
California	29	2,079
Illinois	13	900
Florida	7	486
Texas	5	437
Hawaii	4	259
Louisiana	3	196
Georgia	2	79
Alabama	1	130
North Carolina	1	80
Mississippi	1	61
Consolidated Total	66	4,707
New York (45% ownership interest)	5	272
Pro Rata Total	71	4,979

Terms and Definitions

Pro Rata Metrics — The portfolio information above contains certain metrics prepared under the pro rata consolidation method. We refer to these metrics as pro rata metrics. We have a number of investments, usually with our affiliates, in which our

CPA®:17 – Global 2014 10-K — 33

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

Financial Highlights

In the course of preparing our 2014 consolidated financial statements, we discovered an error related to our accounting for a subsidiary’s functional currency. We corrected this error, and other errors previously recorded as out-of-period adjustments, and revised our consolidated financial statements for all prior periods impacted. Accordingly, our financial results for all prior periods presented herein have been revised for the correction of such errors (Note 2).

(in thousands)

	Years Ended December 31,
	2014	2013	2012
Total revenues	$396,706	$362,772	$289,977
Net income attributable to CPA®:17 – Global	74,151	38,714	43,596

Cash distributions paid	209,054	198,440	147,649

Net cash provided by operating activities	210,055	182,598	158,004
Net cash used in investing activities	(214,927)	(533,189)	(838,787)
Net cash (used in) provided by financing activities	(126,182)	109,239	1,150,361

Supplemental financial measures:
Funds from operations (a)	195,883	144,232	125,459
Modified funds from operations (a)	194,636	146,452	126,596
__________

(a)
We consider the performance metrics listed above, including FFO and Modified funds from operations, or MFFO, which are supplemental measures that are not defined by GAAP, both referred to as non-GAAP measures, to be important measures in the evaluation of our results of operations and capital resources. We evaluate our results of operations with a primary focus on the ability to generate cash flow necessary to meet our objective of funding distributions to stockholders. See Supplemental Financial Measures below for our definitions of these non-GAAP measures and reconciliations to their most directly comparable GAAP measures.

Total revenues, Net income attributable to CPA®:17 – Global, Net cash provided by operating activities, FFO, and MFFO all increased during 2014 as compared to 2013, primarily reflecting the increase in the number of our investments during 2014 and 2013 (Note 5), a decrease in acquisition expenses recorded during 2014 (Note 5), and a transfer tax charge recognized during 2013 in connection with the restructuring of one of our jointly-owned investments (Note 7).

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

CPA®:17 – Global 2014 10-K — 34

The following table presents the comparative results of operations (in thousands):

	Years Ended December 31,
	2014	2013	Change	2013	2012	Change
Revenues
Lease revenues	$309,175	$285,388	$23,787	$285,388	$230,898	$54,490
Operating property revenues	54,780	53,029	1,751	53,029	45,406	7,623
Reimbursable tenant costs	26,863	17,690	9,173	17,690	4,435	13,255
Interest income and other	5,888	6,665	(777)	6,665	9,238	(2,573)
	396,706	362,772	33,934	362,772	289,977	72,795
Operating Expenses
Depreciation and amortization:
Net-leased properties	87,796	77,366	10,430	77,366	58,503	18,863
Operating properties	14,371	16,376	(2,005)	16,376	11,542	4,834
	102,167	93,742	8,425	93,742	70,045	23,697
Property expenses:
Asset management fees	27,546	23,016	4,530	23,016	18,932	4,084
Reimbursable tenant costs	26,863	17,690	9,173	17,690	4,435	13,255
Operating properties	25,584	34,440	(8,856)	34,440	32,673	1,767
Net-leased properties	11,074	10,644	430	10,644	6,729	3,915
	91,067	85,790	5,277	85,790	62,769	23,021
General and administrative	22,253	20,416	1,837	20,416	14,879	5,537
Acquisition expenses	5,169	16,884	(11,715)	16,884	14,834	2,050
Impairment charges	570	—	570	—	2,019	(2,019)
	221,226	216,832	4,394	216,832	164,546	52,286
Operating Income	175,480	145,940	29,540	145,940	125,431	20,509

Other Income and Expenses
Equity in earnings (losses) of equity method investments in real estate	24,073	(9,500)	33,573	(9,500)	9,757	(19,257)
Other income and (expenses)	(2,172)	13,186	(15,358)	13,186	5,375	7,811
Interest expense	(93,001)	(88,656)	(4,345)	(88,656)	(72,271)	(16,385)
	(71,100)	(84,970)	13,870	(84,970)	(57,139)	(27,831)
Income from continuing operations before income taxes and gain on sale of real estate	104,380	60,970	43,410	60,970	68,292	(7,322)
Provision for income taxes	(10,725)	(1,467)	(9,258)	(1,467)	(1,213)	(254)
Income from continuing operations before gain on sale of real estate	93,655	59,503	34,152	59,503	67,079	(7,576)
Income from discontinued operations, net of tax	—	7,487	(7,487)	7,487	1,923	5,564
Gain on sale of real estate, net of tax	13,338	659	12,679	659	1,092	(433)
Net Income	106,993	67,649	39,344	67,649	70,094	(2,445)
Net income attributable to noncontrolling interests	(32,842)	(28,935)	(3,907)	(28,935)	(26,498)	(2,437)
Net Income Attributable to CPA®:17 – Global	$74,151	$38,714	$35,437	$38,714	$43,596	$(4,882)
MFFO	$194,636	$146,452	$48,184	$146,452	$126,596	$19,856

CPA®:17 – Global 2014 10-K — 35

Lease Composition and Leasing Activities

As of December 31, 2014, approximately 52.5% of our net leases, based on consolidated ABR, provide for adjustments based on formulas indexed to changes in the CPI or similar indices for the jurisdiction in which the property is located, some of which have caps and/or floors. In addition, 46.9% of our net leases on that same basis have fixed rent adjustments, for which consolidated ABR is scheduled to increase by an average of 1.5% in the next 12 months. We own international investments and, therefore, lease revenues from these investments are subject to fluctuations in exchange rate movements in foreign currencies, primarily the euro.

The following discussion presents a summary of rents on existing properties arising from leases with new tenants, or second generation leases, and renewed leases with existing tenants for the periods presented and, therefore, does not include new acquisitions for our portfolio during the periods presented.

2014 — During 2014, we entered into three leases totaling 4,673 square feet of leased space. Of these leases, one was with a new tenant and two were lease extensions with existing tenants. The average new rent for these leases is $19.91 per square foot and the average former rent was $18.14 per square foot. We provided tenant improvement allowances totaling less than $0.1 million on two of these leases.

2013 — During 2013, we restructured one existing lease of 10,136 square feet of leased space to provide for a tenant improvement allowance of $0.3 million. As a result of this restructuring, the average new rent for this leased space is $23.14 per square foot and the average former rent was $17.60 per square foot.

2012 — During 2012, we restructured five leases totaling approximately 2.2 million square feet of leased space with existing tenants. The average new rent for these leases is $4.86 per square foot and the average former rent was $4.33 per square foot. There were no tenant improvement allowances or concessions related to any of these leases.

CPA®:17 – Global 2014 10-K — 36

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

	Years Ended December 31,
	2014	2013	Change	2013	2012	Change
Same Store Net-Leased Properties
Lease revenues	$218,778	$216,284	$2,494	$216,284	$209,611	$6,673
Depreciation and amortization	(47,368)	(47,733)	365	(47,733)	(47,768)	35
Property expenses	(5,797)	(6,962)	1,165	(6,962)	(6,275)	(687)
Property level contribution	165,613	161,589	4,024	161,589	155,568	6,021
Recently Acquired Net-Leased Properties
Lease revenues	90,397	69,104	21,293	69,104	21,287	47,817
Depreciation and amortization	(40,428)	(29,633)	(10,795)	(29,633)	(10,735)	(18,898)
Property expenses	(5,277)	(3,682)	(1,595)	(3,682)	(454)	(3,228)
Property level contribution	44,692	35,789	8,903	35,789	10,098	25,691
Operating Properties
Revenues	46,865	39,946	6,919	39,946	25,178	14,768
Property expenses	(18,973)	(17,542)	(1,431)	(17,542)	(12,851)	(4,691)
Depreciation and amortization	(13,635)	(15,311)	1,676	(15,311)	(11,542)	(3,769)
Property level contribution	14,257	7,093	7,164	7,093	785	6,308
Properties Sold
Revenues	7,915	13,083	(5,168)	13,083	20,228	(7,145)
Property expenses	(6,611)	(16,898)	10,287	(16,898)	(19,822)	2,924
Depreciation and amortization	(736)	(1,065)	329	(1,065)	—	(1,065)
Property level contribution	568	(4,880)	5,448	(4,880)	406	(5,286)
Total Property Level Contribution
Lease revenues	309,175	285,388	23,787	285,388	230,898	54,490
Operating property revenues	54,780	53,029	1,751	53,029	45,406	7,623
Operating property expenses	(25,584)	(34,440)	8,856	(34,440)	(32,673)	(1,767)
Property expenses	(11,074)	(10,644)	(430)	(10,644)	(6,729)	(3,915)
Depreciation and amortization	(102,167)	(93,742)	(8,425)	(93,742)	(70,045)	(23,697)
Property Level Contribution	225,130	199,591	25,539	199,591	166,857	32,734
Add other income:
Non-rent related revenue and other	5,888	6,665	(777)	6,665	9,238	(2,573)
Less other expenses:
Asset management fees	(27,546)	(23,016)	(4,530)	(23,016)	(18,932)	(4,084)
General and administrative	(22,253)	(20,416)	(1,837)	(20,416)	(14,879)	(5,537)
Acquisition expenses	(5,169)	(16,884)	11,715	(16,884)	(14,834)	(2,050)
Impairment charges	(570)	—	(570)	—	(2,019)	2,019
Operating Income	$175,480	$145,940	$29,540	$145,940	$125,431	$20,509

CPA®:17 – Global 2014 10-K — 37

Same Store Net-Leased Properties

Same store net-leased properties are those we acquired or placed into service prior to January 1, 2012. At December 31, 2014, there were 175 same store net-leased properties.

2014 vs. 2013 — For the year ended December 31, 2014 as compared to 2013, property level contribution for same store net-leased properties increased by $4.0 million, primarily due to an increase of lease revenues of $2.5 million and a decrease in property expenses of $1.2 million. Lease revenues increased by $2.1 million as a result of CPI-related rent increases at several properties. Property expenses decreased primarily due to a decrease in legal and professional fees incurred on several properties.

2013 vs. 2012 — For the year ended December 31, 2013 as compared to 2012, property level contribution for same store net-leased properties increased by $6.0 million, primarily due to an increase of lease revenues of $6.7 million, which was partially offset by an increase in property expenses of $0.7 million. Lease revenues increased by $5.6 million as a result of CPI-related rent increases at several properties.

Recently Acquired Net-Leased Properties

Recently acquired net-leased properties are those that we acquired or placed into service subsequent to December 31, 2011.

2014 vs. 2013 — For the year ended December 31, 2014 as compared to 2013, property level contribution from recently acquired net-leased properties increased by $8.9 million, primarily as a result of the six properties that we acquired during the year ended December 31, 2014, which contributed an increase in lease revenues of $3.4 million, and the 18 properties that we acquired or placed into service during the year ended December 31, 2013, which contributed an increase in lease revenues of $19.4 million. This increase was partially offset by increases in depreciation and amortization and property expenses of $10.8 million and $1.6 million, respectively, related to our property acquisitions during the years ended December 31, 2014 and 2013.

2013 vs. 2012 — For the year ended December 31, 2013 as compared to 2012, property level contribution from recently acquired net-leased properties increased by $25.7 million, primarily as a result of the 18 properties that we acquired or placed into service during the year ended December 31, 2013, which contributed an increase in lease revenues of $22.9 million, and 37 properties we acquired during the year ended December 31, 2012, which contributed an increase in lease revenues of $24.9 million. This increase was partially offset by increases in depreciation and amortization and property expenses of $18.9 million and $3.2 million, respectively, related to our property acquisitions during the years ended December 31, 2013 and 2012.

Operating Properties

Other real estate operations represent primarily the results of operations (revenues and operating expenses) of our 66 consolidated self-storage properties. Eight self-storage properties were acquired during 2013, 14 self-storage properties were acquired during 2012, and the remaining 44 self-storage properties were acquired during 2011.

2014 vs. 2013 — For the year ended December 31, 2014 as compared to 2013, property level contribution from operating properties increased by $7.2 million, primarily due to an increase in operating income of $6.9 million and a decrease in depreciation and amortization of $1.7 million, partially offset by an increase in property expenses of $1.4 million. The increases in operating income and property expenses were primarily due to the results of operations of the eight self-storage properties that we acquired during the year ended December 31, 2013. The decrease in depreciation and amortization was primarily due to the in-place lease intangible assets recorded in connection with our self-storage acquisitions during 2011 becoming fully amortized during 2014, resulting in a partial year of amortization during 2014 as compared to a full year of amortization during 2013 for such properties.

2013 vs. 2012 — For the year ended December 31, 2013 as compared to 2012, property level contribution from operating properties increased by $6.3 million, primarily as a result of the eight self-storage properties that we acquired during the year ended December 31, 2013, which contributed an increase in operating revenues of $1.8 million, the 14 self-storage properties that we acquired during the year ended December 31, 2012, which contributed an increase in operating revenues of $8.1 million, and an increase of $4.0 million in non-rent related income recognized from a parking garage adjacent to a multi-tenant facility that we acquired during the fourth quarter of 2012. These increases were partially offset by increases in property expenses and depreciation and amortization of $4.7 million and $3.8 million, respectively, related to our self-storage property acquisitions during the years ended December 31, 2013 and 2012.

CPA®:17 – Global 2014 10-K — 38

Properties Sold

Properties sold represent only those properties that did not qualify for classification as discontinued operations. The results of operations for properties that were sold prior to January 1, 2014 are included within discontinued operations in the consolidated financial statements.

During the year ended December 31, 2014, we sold a hotel that had been classified as an operating property in the consolidated financial statements (Note 15). For the years ended December 31, 2014, 2013, and 2012, property level contribution from the sold hotel was income of $0.6 million, a loss of $4.9 million, and income of $0.4 million, respectively. Losses incurred by the hotel during 2013 were a result of a significant renovation-related disruption, during which a portion of total rooms were unavailable, which negatively impacted our operating income. The related gain is included in Gain on sale of real estate, net of tax, which is disclosed below.

Other Revenues and Expenses

Non-Rent Related Revenue and Other

Non-rent related revenue and other primarily consists of interest earned on our note receivable and CMBS investments.

2014 vs. 2013 — For the year ended December 31, 2014 as compared to 2013, non-rent related revenue and other decreased by $0.8 million because we no longer accrue interest on two non-performing CMBS on which we incurred impairment charges during 2014 (Note 9).

2013 vs. 2012 — For the year ended December 31, 2013 as compared to 2012, non-rent related revenue and other decreased by $2.6 million, primarily due to a decrease of $3.0 million related to the conversion of a note receivable during the fourth quarter of 2012, partially offset by an increase of $0.7 million related to accretion in the carrying value of our CMBS.

Property Expenses — Asset Management Fees

2014 vs. 2013 — For the year ended December 31, 2014 as compared to 2013, asset management fees increased by $4.5 million as a result of 2014 and 2013 investment volume, which increased the asset base from which the advisor earns a fee.

2013 vs. 2012 — For the year ended December 31, 2013 as compared to 2012, asset management fees increased by $4.1 million as a result of 2013 and 2012 investment volume, which increased the asset base from which the advisor earns a fee.

General and Administrative

2014 vs. 2013 — For the year ended December 31, 2014 as compared to 2013, general and administrative expenses increased by $1.8 million, primarily due to an increase in management expenses of $1.5 million, which was due to an increase in our revenue base from which the advisor allocates personnel expenses as a result of our 2014 and 2013 investment volume. Management expenses include our reimbursements to the advisor for the allocated costs of personnel and overhead in providing management of our day-to-day operations, including accounting, legal, treasury, and stockholder services, corporate management, and property management and operations.

2013 vs. 2012 — For the year ended December 31, 2013 as compared to 2012, general and administrative expenses increased by $5.5 million, primarily due to an increase in management expenses of $4.0 million. Management expenses increased primarily due to an amendment to our advisory agreement in the fourth quarter of 2012 related to the basis of allocating advisor personnel expenses amongst us, WPC, CPA®:16 – Global, and CPA®:18 – Global based on each entity’s revenues, and to CWI based on time incurred by its personnel (Note 4). In addition, management expenses increased due to an increase in our revenue base from which the advisor allocates personnel expenses as a result of our 2013 and 2012 investment volume.

Acquisition Expenses

Acquisition expenses represent direct costs incurred to acquire properties in transactions that are accounted for as business combinations, whereby such costs are required to be expensed as incurred (Note 5).

2014 vs. 2013 — For the year ended December 31, 2014 as compared to 2013, acquisition expenses decreased by $11.7 million, primarily due to a decrease in the number of investments we entered into during the year ended December 31, 2014 as compared to 2013.

CPA®:17 – Global 2014 10-K — 39

2013 vs. 2012 — For the year ended December 31, 2013 as compared to 2012, acquisition expenses increased by $2.1 million, primarily as a result of eight investments we entered into during the year ended December 31, 2013 that were accounted for as business combinations.

Impairment Charges

During the year ended December 31, 2014, we incurred other-than-temporary impairment charges totaling $0.6 million on two of our CMBS tranches to reduce their carrying values to their estimated fair values as a result of non-performance (Note 9). At December 31, 2014, the carrying value of our CMBS was $3.1 million.

During the year ended December 31, 2012, we incurred other-than-temporary impairment charges of $2.0 million to reduce the carrying values of three of our CMBS tranches to zero as a result of non-performance and the advisor’s assessment that the likelihood of receiving further interest payments or return of principal was remote (Note 9).

Equity in Earnings (Losses) of Equity Method Investments in Real Estate

Equity in earnings (losses) of equity method investments in real estate is recognized in accordance with each respective investment agreement and, where applicable, based upon an allocation of the investment’s net assets at book value as if the investment were hypothetically liquidated at the end of each reporting period. The table below presents the details of our equity in earnings (losses) of equity investments in real estate (in thousands). Same store equity investments represent investments we accounted for under the equity method and acquired prior to January 1, 2012. Recently acquired equity investments are those that we acquired subsequent to December 31, 2011.

	Years Ended December 31,
Type	2014	2013	Change	2013	2012	Change
Same store equity investments	$20,743	$(3,062)	$23,805	$(3,062)	$7,417	$(10,479)
Recently acquired equity investments	3,330	(6,438)	9,768	(6,438)	2,340	(8,778)
Total equity in earnings (losses) of equity method investments in real estate	$24,073	$(9,500)	$33,573	$(9,500)	$9,757	$(19,257)
Equity income of $21.5 million was recognized in 2014 from our eight same store equity method investments in real estate, including $11.5 million from our BG LLH, LLC investment, which was primarily comprised of our share of a bargain purchase gain recorded by the investment during the year. We follow the hypothetical liquidation at book value method in determining our share of the investment’s earnings. Equity income recognized in 2014 was partially offset by an other-than-temporary impairment charge of $0.8 million incurred on one of our jointly-owned investments (Note 9). Equity income of $5.0 million recognized in 2013 was more than offset by our share of the transfer tax charge of $8.1 million related to the restructuring of our Hellweg Die Profi-Baumärkte GmbH & Co. KG, or Hellweg 2, investment (Note 7). Equity income of $7.4 million was recognized in 2012.

We recognized equity income of $7.5 million in 2014 from our ten recently acquired equity method investments in real estate, which was partially offset by our share of acquisition expenses of $4.2 million incurred by the entity that leases its property to Bank Pekao S.A. (Note 7). We recognized equity income of $1.0 million in 2013 from our seven recently acquired equity method investments in real estate, which was more than offset by an other-than-temporary impairment charge of $3.8 million incurred on one of our jointly-owned investments (Note 9) and our share of losses incurred by our Shelborne Property Associates, LLC investment of $3.6 million, which was primarily due to a renovation-related disruption, during which a portion of the hotel owned by the investment was closed. We recognized equity income of $2.3 million in 2012 from our Hellweg 2 B-Note investment and our Shelborne Property Associates, LLC investment.

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

CPA®:17 – Global 2014 10-K — 40

purposes, for which realized and unrealized gains and losses are included in earnings. The timing and amount of such gains or losses cannot always be estimated and are subject to fluctuation.

During the year ended December 31, 2014, we recognized net other expenses of $2.2 million, which was primarily comprised of realized and unrealized foreign currency transaction losses related to our international investments of $7.4 million, partially offset by gains recognized on derivatives of $3.0 million and interest income of $2.4 million.

During the year ended December 31, 2013, we recognized net other income of $13.2 million, which was primarily comprised of realized and unrealized foreign currency transaction gains related to our international investments of $5.3 million, gains recognized on derivatives of $5.2 million, and interest income of $3.0 million.

During the year ended December 31, 2012, we recognized net other income of $5.4 million, which was primarily comprised of interest income of $2.9 million, realized and unrealized foreign currency transaction gains related to our international investments of $1.7 million, and gains recognized on derivatives of $1.5 million.

Interest Expense

2014 vs. 2013 — For the year ended December 31, 2014 as compared to 2013, interest expense increased by $4.3 million, primarily as a result of mortgage financing obtained or assumed in connection with our investment activity during 2014 and 2013.

2013 vs. 2012 — For the year ended December 31, 2013 as compared to 2012, interest expense increased by $16.4 million, primarily as a result of mortgage financing obtained or assumed in connection with our investment activity during 2013 and 2012.

Provision for Income Taxes

Our provision for income taxes is primarily related to our international properties.

During the year ended December 31, 2014, we recorded a provision for income taxes of $10.7 million, due to deferred income taxes of $7.7 million and income taxes of $3.0 million.

During the year ended December 31, 2013, we recorded a provision for income taxes of $1.5 million, due to income taxes of $3.3 million, partially offset by a deferred income tax benefit of $1.8 million.

During the year ended December 31, 2012, we recorded a provision for income taxes of $1.2 million, due to income taxes of $0.9 million and deferred income taxes of $0.3 million.

Income from Discontinued Operations, Net of Tax

Income from discontinued operations, net of tax represents the net income (revenue less expenses) from the operations of properties that were sold or classified as held-for-sale prior to January 1, 2014 (Note 15).

2014 — We did not recognize any property dispositions in discontinued operations during 2014.

2013 — During the year ended December 31, 2013, we recognized income from discontinued operations, net of tax of $7.5 million, primarily due to a gain on the sale of a hotel property of $8.0 million, partially offset by a loss on extinguishment of the related debt of $1.0 million.

2012 — During the year ended December 31, 2012, we recognized income from discontinued operations, net of tax of $1.9 million, primarily due to a net gain on the sale of several properties of $0.7 million and income generated from their operations of $1.2 million.

Gain on Sale of Real Estate, Net of Tax

2014 — During the year ended December 31, 2014, we recognized a $12.5 million gain on sale of real estate, net of tax as a result of the partial sale related to I Shops LLC, or the I Shops Partial Sale (Note 5).

CPA®:17 – Global 2014 10-K — 41

Net Income Attributable to Noncontrolling Interests

2014 vs. 2013 — For the year ended December 31, 2014 as compared to 2013, net income attributable to noncontrolling interests increased by $3.9 million, primarily due to an increase of $3.5 million in the distribution of available cash of the Operating Partnership, which we refer to as the Available Cash Distribution, paid to the advisor as a result of our 2014 and 2013 investment activity. As discussed in Note 4, the advisor owns a special general partner interest in our Operating Partnership entitling it to up to 10% of the available cash of our Operating Partnership, as defined.

2013 vs. 2012 — For the year ended December 31, 2013 as compared to 2012, net income attributable to noncontrolling interests increased by $2.4 million, primarily due to an increase of $2.3 million in the Available Cash Distribution paid to the advisor as a result of our 2013 and 2012 investment activity.

Net Income Attributable to CPA®:17 – Global

2014 vs. 2013 — For the year ended December 31, 2014 as compared to 2013, the resulting net income attributable to CPA®:17 – Global increased by $35.4 million.

2013 vs. 2012 — For the year ended December 31, 2013 as compared to 2012, the resulting net income attributable to CPA®:17 – Global decreased by $4.9 million.

Modified Funds from Operations

MFFO is a non-GAAP measure that we use to evaluate our business. For a definition of MFFO and reconciliation to net income attributable to CPA®:17 – Global, see Supplemental Financial Measures below.

2014 vs. 2013 — For the year ended December 31, 2014 as compared to 2013, MFFO increased by $48.2 million, primarily as a result of the increase in the number of our investments during 2014 and 2013.

2013 vs. 2012 — For the year ended December 31, 2013 as compared to 2012, MFFO increased by $19.9 million, primarily as a result of the increase in the number of our investments during 2013 and 2012.

Financial Condition

Sources and Uses of Cash During the Year

We expect to continue to invest in a diversified portfolio of income-producing commercial properties and other real estate-related assets. We use the cash flow generated from our investments primarily to meet our operating expenses, service debt, and fund distributions to our stockholders. Our cash flows fluctuate from period to period due to a number of factors, which may include, among other things, the timing of purchases and sales of real estate, the timing of the receipt of the proceeds from and the repayment of non-recourse mortgage loans and receipt of lease revenues, the advisor’s annual election to receive fees in shares of our common stock or cash, which our board of directors must approve, the timing and characterization of distributions received from equity investments in real estate, the timing of payments of the Available Cash Distribution to the advisor, and changes in foreign currency exchange rates. Despite these fluctuations, we believe our net leases and other real estate-related assets will generate sufficient cash from operations and from equity distributions in excess of equity income in real estate to meet our normal recurring short-term and long-term liquidity needs. We may also use existing cash resources, the proceeds of non-recourse mortgage loans, and the issuance of additional equity securities to meet these needs. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the period are described below.

2014

Operating Activities — Net cash provided by operating activities increased by $27.5 million during the year ended December 31, 2014 as compared to the same period in 2013, primarily reflecting the increase in the number of our investments during 2014 and 2013.

Investing Activities — Our investing activities are generally comprised of real estate-related transactions (purchases and sales), payments of deferred acquisition fees to the advisor, and capitalized property-related costs.

During the year ended December 31, 2014, we used $79.3 million to acquire five investments and $68.9 million to fund construction costs on build-to-suit projects (Note 5). We contributed $199.5 million to jointly-owned investments, including

CPA®:17 – Global 2014 10-K — 42

$135.5 million to acquire equity interests in three new investments; $40.9 million to fund existing acquisition, development, and construction loans, or ADC Arrangements; and $20.4 million to acquire an additional interest in an existing investment (Note 7). We used $7.8 million to acquire an interest in a foreign debenture (Note 9). We received $83.9 million as a return of capital from our equity investments in real estate, primarily due to distributions totaling $62.6 million made to us as a result of new financings obtained by two of our investments (Note 7), and we received net proceeds of $68.8 million, primarily from the sale of real estate as a result of the I Shops Partial Sale (Note 5). Net funds used totaling $4.7 million were deposited in and released from escrow accounts. Payments of deferred acquisition fees to the advisor totaled $6.8 million. We paid value added taxes totaling $5.5 million in connection with several international investments and recovered $4.9 million of value added taxes during the year ended December 31, 2014, including amounts paid in prior years.

Financing Activities — During the year ended December 31, 2014, we paid distributions related to the fourth quarter of 2013 and the first, second, and third quarters of 2014 totaling $209.1 million to our stockholders, which were comprised of cash distributions of $107.1 million and distributions that were reinvested in shares of our common stock by stockholders through our distribution reinvestment and stock purchase plan of $102.0 million. We paid distributions of $30.8 million to affiliates that hold noncontrolling interests in various investments jointly owned with us. We received $92.8 million in proceeds from mortgage financings related to new and existing investments. We made scheduled and unscheduled mortgage principal installments totaling $51.3 million. Funds totaling $3.6 million were released from escrow accounts.

2013

Operating Activities — Net cash provided by operating activities increased by $24.6 million during the year ended December 31, 2013 as compared to the same period in 2012, primarily reflecting the increase in the number of our investments during 2013 and 2012.

Investing Activities — During the year ended December 31, 2013, we used $313.5 million to acquire 19 investments and $91.4 million to fund construction costs on build-to-suit projects (Note 5). We contributed $156.2 million to jointly-owned investments, including $73.1 million to fund ADC Arrangements, $65.6 million to acquire equity interests in three new investments, and $17.0 million to an investment for the investee to repurchase its outstanding mortgage loan (Note 7). We received $9.1 million in distributions from our equity investments in real estate in excess of cumulative equity in net income. Net proceeds totaling $3.0 million were deposited in and released from escrow accounts. We paid value added taxes totaling $29.1 million in connection with several international investments and recovered $40.9 million of value added taxes during the year ended December 31, 2013, including amounts paid in prior years. We received $20.0 million in proceeds from the sale of one hotel property. Payments of deferred acquisition fees to the advisor totaled $14.4 million.

Financing Activities — During the year ended December 31, 2013, we paid distributions related to the fourth quarter of 2012 and the first, second, and third quarters of 2013 totaling $198.4 million to our stockholders, which were comprised of cash distributions of $101.8 million and distributions that were reinvested in shares of our common stock by stockholders through our distribution reinvestment and stock purchase plan of $96.6 million. We paid distributions of $26.8 million to affiliates that hold noncontrolling interests in various investments owned jointly with us. We received $98.0 million in net proceeds from investors, primarily through our distribution reinvestment and stock purchase plan, and $308.9 million in proceeds from mortgage financings related to 2013 and 2012 investment activity. We paid financing costs totaling $4.0 million and we made scheduled and unscheduled mortgage principal installments totaling $44.8 million. Funds totaling $5.4 million were released from escrow accounts.

Distributions

Our objectives are to generate sufficient cash flow over time to provide our stockholders with distributions and to seek investments with potential for capital appreciation throughout varying economic cycles. During the year ended December 31, 2014, we declared distributions to our stockholders totaling $210.9 million, which were comprised of cash distributions of $109.4 million and $101.5 million of distributions reinvested by stockholders through our distribution reinvestment and stock purchase plan. We funded nearly 100% of these distributions from Net cash provided by operating activities. Since inception, we have funded 95% of our cumulative distributions from Net cash provided by operating activities, with the remainder being funded primarily from proceeds of our public offerings. In determining our distribution policy during the periods in which we are raising funds or investing capital, we place primary emphasis on projections of cash flow from operations, together with cash distributions from our unconsolidated investments, rather than on historical results of operations (though these and other factors may be a part of our consideration). In setting a distribution rate, we thus focus primarily on expected returns from those investments we have already made, as well as our anticipated rate of return from future investments, to assess the sustainability of a particular distribution rate over time.

CPA®:17 – Global 2014 10-K — 43

Redemptions

We maintain a quarterly redemption program pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from stockholders seeking liquidity. During the year ended December 31, 2014, we received requests to redeem 2,798,365 shares of our common stock pursuant to our redemption plan, all of which were redeemed in the same period, at a weighted-average price of $9.07 per share, which is net of redemption fees, totaling $25.4 million.

Summary of Financing

The table below summarizes our non-recourse debt (dollars in thousands):

	December 31,
	2014	2013
Carrying Value
Fixed rate	$1,259,320	$1,319,340
Variable rate:
Amount subject to interest rate swaps and cap (a)	434,202	557,341
Floating interest rate mortgage loans (a)	166,932	4,927
Amount of fixed-rate debt subject to interest rate reset features	36,035	33,993
	637,169	596,261
	$1,896,489	$1,915,601
Percent of Total Debt
Fixed rate	66%	69%
Variable rate	34%	31%
	100%	100%
Weighted-Average Interest Rate at End of Year
Fixed rate	5.3%	5.3%
Variable rate	4.0%	4.0%
___________

(a)
The interest rate cap, which was in effect at December 31, 2013, expired on August 31, 2014. However, we still own the non-recourse debt that had been hedged with this derivative, which is subject to interest rate reset features.

CPA®:17 – Global 2014 10-K — 44

Cash Resources

At December 31, 2014, our cash resources consisted of cash and cash equivalents totaling $275.7 million. Of this amount, $76.6 million, at then-current exchange rates, was held in foreign subsidiaries, but we could be subject to restrictions or significant costs should we decide to repatriate these amounts. We also had unleveraged properties that had an aggregate carrying value of $202.2 million at December 31, 2014, although there can be no assurance that we would be able to obtain financing for these properties. Our cash resources may be used for future investments and can be used for working capital needs, other commitments, and distributions to our stockholders.

Cash Requirements

During the next 12 months, we expect that our cash requirements will include acquiring new investments, funding capital commitments such as build-to-suit projects and ADC Arrangements, paying distributions to our stockholders and to our affiliates that hold noncontrolling interests in entities we control and making scheduled and unscheduled mortgage loan principal payments, as well as other normal recurring operating expenses. Balloon payments totaling $39.7 million on our consolidated mortgage loan obligations and $12.4 million on our unconsolidated mortgage loan obligations are also due during the next 12 months. The advisor is actively seeking to refinance certain of these loans, although there can be no assurance that it will be able to do so on favorable terms, if at all. Capital and other lease commitments totaling $40.4 million are expected to be funded during the next 12 months. We expect to fund future investments, capital commitments, any capital expenditures on existing properties, and scheduled and unscheduled debt maturities on our mortgage loans through the use of our cash reserves, cash generated from operations, and proceeds from our distribution reinvestment and stock purchase plan.

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements, and other contractual obligations (primarily our capital commitments and lease obligations) at December 31, 2014 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Non-recourse debt — principal (a)	$1,899,633	$67,858	$623,382	$194,080	$1,014,313
Deferred acquisition fees — principal	10,507	7,461	3,046	—	—
Interest on borrowings and deferred acquisition fees	882,774	152,862	109,615	133,988	486,309
Subordinated disposition fees (b)	202	—	—	202	—
Capital commitments (c)	37,479	37,149	—	330	—
Operating and other lease commitments (d)	77,085	3,258	6,712	6,947	60,168
Asset retirement obligations, net (e)	23,271	—	—	—	23,271
	$2,930,951	$268,588	$742,755	$335,547	$1,584,061
___________

(a)	Excludes $3.1 million of unamortized discount, net, on two notes, which was included in Non-recourse debt at December 31, 2014.

(b)
Represents amounts that may be payable to the advisor in connection with sales of assets if minimum stockholder returns are satisfied (Note 4). There can be no assurance as to whether or when these fees will be paid.

(c)
Capital commitments include (i) capital commitments related to the ADC Arrangements of $22.9 million (Note 7), (ii) current build-to-suit projects of $12.5 million (Note 5), and (iii) $2.1 million related to other construction commitments.

(d)
Operating commitments consist of rental obligations under ground leases. Other lease commitments consist of our share of future rents payable for the purpose of leasing office space pursuant to the advisory agreement. Amounts are allocated among WPC, the CPA® REITs, and CWI (Note 4).

(e)
Represents the future amount of obligations estimated for the removal of asbestos and environmental waste in connection with several of our acquisitions, payable upon the retirement or sale of the assets (Note 5).

Amounts in the table above that relate to our foreign operations are based on the exchange rate of the local currencies at December 31, 2014, which consisted primarily of the euro. At December 31, 2014, we had no material capital lease obligations for which we were the lessee, either individually or in the aggregate.

CPA®:17 – Global 2014 10-K — 45

Equity Method Investments

We have interests in unconsolidated investments that primarily own single-tenant properties net leased to companies. Generally, the underlying investments are jointly-owned with our affiliates. Summarized financial information for these investments and our ownership interest in the investments at December 31, 2014 is presented below. Cash requirements with respect to our share of these debt obligations are discussed above under Cash Requirements. Summarized financial information provided represents the total amounts recorded by the investees and does not represent our proportionate share (dollars in thousands):

Lessee	Ownership Interest at December 31, 2014	Total Assets	Total Third-Party Debt	Maturity Date
Tesco plc (a)	49%	$70,294	$38,173	6/2016
Hellweg 2 (a)	37%	353,565	290,484	1/2017
Madison Storage NYC, LLC and Veritas Group IX-NYC, LLC	45%	95,842	71,366	12/1/2016; 6/1/2017
C1000 Logistiek Vastgoed B.V. (a)	85%	167,006	82,700	3/2020
Berry Plastics Corporation	50%	67,976	25,881	6/2020
Agrokor 5 (a)	20%	87,631	37,038	12/2020
Bank Pekao S.A. (a)	50%	133,366	64,852	3/2021
Apply Sørco AS (a)	49%	98,810	48,151	10/2021
Dick’s Sporting Goods, Inc.	45%	24,384	20,346	1/2022
BPS Nevada, LLC	15%	189,723	106,619	2/2023
State Farm	50%	113,661	72,800	9/2023
U-Haul Moving Partners, Inc. and Mercury Partners, LP	12%	242,017	—	N/A
Eroski Sociedad Cooperativa — Mallorca (a)	30%	29,118	—	N/A
Shelborne Property Associates, LLC	33%	147,302	—	N/A
IDL Wheel Tenant, LLC	N/A	29,709	—	N/A
		$1,850,404	$858,410
___________

(a)	Dollar amounts shown are based on the exchange rate of the applicable foreign currency at December 31, 2014.

Environmental Obligations

In connection with the purchase of many of our properties, we required the sellers to perform environmental reviews. We believe, based on the results of these reviews, that our properties were in substantial compliance with federal, state, and foreign environmental statutes at the time the properties were acquired. However, portions of certain properties have been subject to some degree of contamination, principally in connection with leakage from underground storage tanks, surface spills, or other on-site activities. In most instances where contamination has been identified, tenants are actively engaged in the remediation process and addressing identified conditions. Sellers are generally subject to environmental statutes and regulations regarding the discharge of hazardous materials and any related remediation obligations, and we frequently require sellers to address them before closing or obtain contractual protections (e.g. indemnities, cash reserves, letters of credit, or other instruments) from sellers when we acquire a property. In addition, our leases generally require tenants to indemnify us from all liabilities and losses related to the leased properties and the provisions of such indemnifications specifically address environmental matters. The leases generally include provisions that allow for periodic environmental assessments, paid for by the tenant, and allow us to extend leases until such time as a tenant has satisfied its environmental obligations. Certain of our leases allow us to require financial assurances from tenants, such as performance bonds or letters of credit, if the costs of remediating environmental conditions are, in our estimation, in excess of specified amounts. With respect to our operating properties, which are not subject to net-lease arrangements, there is no tenant to provide for indemnification, so we may be liable for costs associated with environmental contamination in the event any such circumstances arise. However, we believe that the ultimate resolution of environmental matters should not have a material adverse effect on our financial condition, liquidity, or results of operations.

We have recorded asset retirement obligations of $23.3 million as of December 31, 2014 for the removal of asbestos and environmental waste in connection with several of our acquisitions.

CPA®:17 – Global 2014 10-K — 46

Critical Accounting Estimates

Our significant accounting policies are described in Note 3. Many of these accounting policies require judgment and the use of estimates and assumptions when applying these policies in the preparation of our consolidated financial statements. On a quarterly basis, we evaluate these estimates and judgments based on historical experience as well as other factors that we believe to be reasonable under the circumstances. These estimates are subject to change in the future if underlying assumptions or factors change. Certain accounting policies, while significant, may not require the use of estimates. Those accounting policies that require significant estimation and/or judgment are listed below.

Accounting for Acquisitions

In connection with our acquisition of properties, we allocate the purchase price to the tangible and intangible assets and liabilities acquired based on their respective estimated fair values. We determine the value of tangible assets, consisting of land, buildings, and site improvements, and record intangible assets, including the above- and below-market value of leases and the value of in-place leases, which includes the value of tenant relationships, at their estimated fair values.

Tangible Assets

Land is typically valued utilizing the sales comparison (or market) approach. Buildings are valued, as if vacant, using the cost and/or income approach. Site improvements are valued using the cost approach. The fair value of real estate is determined by reference to portfolio appraisals which determines their values, on a property level, by applying a discounted cash flow analysis to the estimated cash net operating income, for each property in the portfolio during the remaining anticipated lease term, and the estimated residual value. The estimated residual value of each property is based on a hypothetical sale of the property upon expiration of a lease factoring in the re-tenanting of such property at estimated current market rental rates, applying a selected capitalization rate.

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

In the case where a tenant has a purchase option deemed to be favorable to the tenant, or the tenant has long-term renewal options at rental rates below estimated market rental rates, we include the value of the exercise of such purchase option or long-term renewal options in the determination of residual value.

Where a property is deemed to have excess land, the discounted cash flow analysis includes the estimated excess land value at the assumed expiration of the lease, based upon an analysis of comparable land sales or listings in the general market area of the property grown at estimated market growth rates through the year of lease expiration.

The remaining economic life of leased assets is estimated by relying in part upon third-party appraisals of the leased assets, industry standards, and based on our experience. Different estimates of remaining economic life will affect the depreciation expense that is recorded.

CPA®:17 – Global 2014 10-K — 47

Intangible Assets

We record above- and below-market lease intangible values for acquired properties based on the present value (using a discount rate reflecting the risks associated with the leases acquired including consideration of the credit of the lessee) of the difference between (i) the contractual rents to be paid pursuant to the leases negotiated and in place at the time of acquisition of the properties and (ii) our estimate of fair market lease rates for the property or an equivalent property, both of which are measured over a period equal to the estimated lease term, which includes any renewal options that have rental rates below estimated market rental rates. Estimates of market rent are generally determined by us relying in part upon a third-party appraisal obtained in connection with the property acquisition and can include estimates of market rent increase factors, which are generally provided in the appraisal or by local real estate brokers.

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

Debt

When we acquire leveraged properties, the fair value of the related debt instruments is determined using a discounted cash flow model with rates that take into account the credit of the tenants, where applicable, and interest rate risk. Such resulting premium or discount is amortized over the remaining term of the obligation. We also consider the value of the underlying collateral taking into account the quality of the collateral, the credit quality of the tenant, the time until maturity, and the current interest rate.

Impairments

We periodically assess whether there are any indicators that the value of our long-lived real estate and related intangibles may be impaired or that their carrying value may not be recoverable. These impairment indicators include, but are not limited to, the vacancy of a property that is not subject to a lease, an upcoming lease expiration, a tenant with credit difficulty, or a likely disposition of the property. We may incur impairment charges on long-lived assets, including real estate, direct financing leases, assets held for sale, and equity investments in real estate. We may also incur impairment charges on marketable securities investments. Estimates and judgments used when evaluating whether these assets are impaired are presented below.

Real Estate

For real estate assets held for investment, which include finite-lived intangibles, in which an impairment indicator is identified, we follow a two-step process to determine whether an asset is impaired and to determine the amount of the charge. First, we compare the carrying value of the property’s asset group to the estimated future net undiscounted cash flow that we expect the property’s asset group will generate, including any estimated proceeds from the eventual sale of the property’s asset group. The undiscounted cash flow analysis requires us to make our best estimate of market rents, residual values, and holding periods. We estimate market rents and residual values using market information from outside sources such as broker quotes or recent comparable sales. As our investment objective is to hold properties on a long-term basis, holding periods used in the undiscounted cash flow analysis are generally ten years, but may be less if our intent is to hold a property for less than ten years. Depending on the assumptions made and estimates used, the future cash flow projected in the evaluation of long-lived assets and associated intangible assets can vary within a range of outcomes. We consider the likelihood of possible outcomes in determining our estimate of future cash flows and, if warranted, we apply a probability-weighted method to the different possible scenarios. If the future net undiscounted cash flow of the property’s asset group is less than the carrying value, the carrying value of the property’s asset group is considered not recoverable. We then measure the impairment loss as the excess

CPA®:17 – Global 2014 10-K — 48

of the carrying value of the property’s asset group over its estimated fair value. In cases where the available market information is not deemed appropriate, we perform a future net cash flow analysis discounted for inherent risk associated with each asset to determine an estimated fair value.

Assets Held for Sale

We classify real estate assets that are accounted for as operating leases as held for sale when we have entered into a contract to sell the property, all material due diligence requirements have been satisfied, and we believe it is probable that the disposition will occur within one year. When we classify an asset as held for sale, we carry the investment at the lower of its current carrying value or the fair value (less estimated cost to sell). We base the fair value on the contract and the estimated cost to sell on information provided by brokers and legal counsel. We then compare the asset’s fair value (less estimated cost to sell) to its carrying value, and if the fair value (less estimated cost to sell) is less than the property’s carrying value, we reduce the carrying value to the fair value (less estimated cost to sell). We will continue to review the initial impairment for subsequent changes in the fair value and may recognize an additional impairment charge if warranted.

Direct Financing Leases

We review our direct financing leases at least annually to determine whether there has been an other-than-temporary decline in the current estimate of residual value of the property. The residual value is our estimate of what we could realize upon the sale of the property at the end of the lease term, based on market information. If this review indicates that a decline in residual value has occurred that is other-than-temporary, we recognize an impairment charge equal to the difference between the fair value and the carrying amount of the residual value.

When we enter into a contract to sell the real estate assets that are recorded as direct financing leases, we evaluate whether we believe it is probable that the disposition will occur. If we determine that the disposition is probable, we assess the carrying amount for recoverability and if as a result of the decreased expected cash flows, we determine that our carrying value is not fully recoverable, we record an allowance for credit losses to reflect the change in the estimate of the undiscounted future rents. Accordingly, the net investment balance is written down to fair value.

Equity Investments in Real Estate

We evaluate our equity investments in real estate on a periodic basis to determine if there are any indicators that the value of our equity investments may be impaired and whether or not that impairment is other-than-temporary. For our equity investments in real estate, we calculate the estimated fair value of the underlying investment’s real estate or net investment in direct financing lease as described in Real Estate and Direct Financing Leases above. The fair value of the underlying investment’s debt, if any, is calculated based on market interest rates and other market information. The fair value of the underlying investment’s other financial assets and liabilities (excluding net investment in direct financing leases) have fair values that generally approximate their carrying values.

Debt Securities

We have investments in debt securities that are designated as securities held to maturity. On a quarterly basis, we evaluate our debt securities to determine if they have experienced an other-than temporary decline in value. In our evaluation, we consider, among other items, the significance of the decline in value compared to the cost basis; underlying factors contributing to the decline in value, such as delinquencies and expectations of credit losses; the length of time the market value of the security has been less than its cost basis; expected market volatility and market and economic conditions; advice from dealers; and our own experience in the market.

Under current authoritative accounting guidance, if the debt security’s market value is below its amortized cost and we either intend to sell the security or it is more likely than not that we will be required to sell the security before its anticipated recovery, we record the entire amount of the other-than-temporary impairment charge in earnings.

We do not intend to sell our debt securities and we do not expect that it is more likely than not that we will be required to sell these investments before their anticipated recovery. However, if we have determined that an other-than-temporary impairment has occurred, we calculate the impairment charge as the difference between the debt securities’ carrying value and their estimated fair value. We then separate the other-than-temporary impairment charge into the non-credit loss portion and the credit loss portion. We determine the non-credit loss portion by analyzing the changes in spreads on high credit quality debt securities as compared with the changes in spreads on the debt securities being analyzed for other-than-temporary impairment. We generally perform this analysis over a time period from the date of acquisition of the debt securities through the date of the

CPA®:17 – Global 2014 10-K — 49

analysis. Any resulting loss is deemed to represent losses due to the illiquidity of the debt securities and is recorded as a separate component of Other comprehensive income or loss in equity. We then measure the credit loss portion of the other-than-temporary impairment as the residual amount of the other-than-temporary impairment. We record the credit loss portion in earnings.

Following recognition of the other-than-temporary impairment, the difference between the new cost basis of the debt securities and cash flows expected to be collected is accreted to Other interest income over the remaining expected lives of the securities.

Proposed Accounting Change

The following proposed accounting change may potentially impact our business if the outcome has a significant influence on sale-leaseback demand in the marketplace:

The Financial Accounting Standards Board and the International Accounting Standards Board have issued an Exposure Draft on a joint proposal that would dramatically transform lease accounting from the existing model. These changes would impact most companies but are particularly applicable to those that are significant users of real estate. The proposal outlines a new model for accounting by lessees, whereby their rights and obligations under substantially all leases, existing and new, would be capitalized and recorded on the balance sheet. For some companies, the new accounting guidance may influence whether or not, or the extent to which, they may enter into the type of sale-leaseback transactions in which we specialize. In May 2013, the Financial Accounting Standards Board and the International Accounting Standards Board issued a revised exposure draft for public comment and the comment period ended in September 2013. As of the date of this Report, the Financial Accounting Standards Board and the International Accounting Standards Board continue their redeliberations of the proposals included in the May 2013 Exposure Draft based on the comments received, and the proposed guidance has not yet been finalized, and as such we are unable to determine whether this proposal will have a material impact on our business.

Supplemental Financial Measures

In the real estate industry, analysts and investors employ certain non-GAAP supplemental financial measures in order to facilitate meaningful comparisons between periods and among peer companies. Additionally, in the formulation of our goals and in the evaluation of the effectiveness of our strategies, we use FFO and MFFO, which are supplemental non-GAAP measures. We believe that these non-GAAP measures are useful to investors to consider because it may assist them to better understand and measure the performance of our business over time and against similar companies. A description of FFO and MFFO and reconciliations of FFO and MFFO to the most directly comparable GAAP measures are provided below.

Funds from Operations, or FFO, and Modified Funds from Operations, or MFFO

Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts, Inc., or NAREIT, an industry trade group, has promulgated a non-GAAP measure known as FFO, which we believe to be an appropriate supplemental measure, when used in addition to and in conjunction with results presented in accordance with GAAP, to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental non-GAAP measure. FFO is not equivalent to nor a substitute for net income or loss as determined under GAAP.

We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004. The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property, impairment charges on real estate, and depreciation and amortization; and after adjustments for unconsolidated partnerships and jointly-owned investments. Adjustments for unconsolidated partnerships and jointly-owned investments are calculated to reflect FFO.

The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances and/or is requested or required by lessees for operational purposes in order to maintain the value disclosed. We believe that, since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment, and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative. Historical accounting for real estate involves the use of GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP. Nevertheless, we believe that the use of FFO, which excludes the impact of real estate-related depreciation and amortization as well as impairment charges of real estate-related assets, provides a more complete

CPA®:17 – Global 2014 10-K — 50

understanding of our performance to investors and to management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. In particular, we believe it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions which can change over time. An asset will only be evaluated for impairment if certain impairment indicators exist. Then a two-step process is performed, of which first is to determine whether an asset is impaired by comparing the carrying value, or book value, to the total estimated undiscounted future cash flows (including net rental and lease revenues, net proceeds on the sale of the property, and any other ancillary cash flows at a property or group level under GAAP) from such asset, then measure the impairment loss as the excess of the carrying value over its estimated fair value. It should be noted, however, that determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property (including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows) are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of FFO described above, due to the fact that impairments are based on estimated future undiscounted cash flows, it could be difficult to recover any impairment charges. However, FFO and MFFO, as described below, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating the operating performance of the company. The method utilized to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP FFO and MFFO measures and the adjustments to GAAP in calculating FFO and MFFO.

Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) were put into effect in 2009. These other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, such as acquisition fees, that are typically accounted for as operating expenses. Management believes these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. While other start-up entities may also experience significant acquisition activity during their initial years, we believe that non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after acquisition activity ceases. As disclosed in the prospectus for our follow-on offering dated April 7, 2011, we intend to begin the process of achieving a liquidity event (i.e., listing of our common stock on a national exchange, a merger or sale of our assets or another similar transaction) within eight to 12 years following the investment of substantially all of the net proceeds from our initial offering, which occurred in April 2011. Thus, we do not intend to continuously purchase assets and intend to have a limited life. Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association, an industry trade group, has standardized a measure known as MFFO, which the Investment Program Association has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate supplemental non-GAAP measure to reflect the operating performance of a non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO, and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring properties and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance now that our offering has been completed and once all of our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry. Further, we believe that MFFO is useful in comparing the sustainability of our operating performance since our offering and most of our acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. MFFO should only be used to assess the sustainability of a company’s operating performance after a company’s offering has been completed and properties have been acquired, as it excludes acquisition costs that have a negative effect on a company’s operating performance during the periods in which properties are acquired.

We define MFFO consistent with the Investment Program Association’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations, or the Practice Guideline, issued by the Investment Program Association in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of GAAP net income: acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above- and below-market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; nonrecurring impairments of real estate-related investments

CPA®:17 – Global 2014 10-K — 51

(i.e., infrequent or unusual, not reasonably likely to recur in the ordinary course of business); mark-to-market adjustments included in net income; nonrecurring gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives, or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and jointly-owned investments, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, nonrecurring unrealized gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized. While we are responsible for managing interest rate, hedge, and foreign exchange risk, we retain an outside consultant to review all our hedging agreements. Inasmuch as interest rate hedges are not a fundamental part of our operations, we believe it is appropriate to exclude such infrequent gains and losses in calculating MFFO, as such gains and losses are not reflective of on-going operations.

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

Presentation of this information is intended to provide useful information to investors as they compare the operating performance of different REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way, so comparisons with other REITs may not be meaningful. Furthermore, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income or income from continuing operations as an indication of our performance, as an alternative to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs, including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with other GAAP measurements as an indication of our performance.

Neither the SEC, NAREIT, nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, the SEC, NAREIT, or another regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry and we would have to adjust our calculation and characterization of FFO or MFFO accordingly.

CPA®:17 – Global 2014 10-K — 52

FFO and MFFO were as follows (in thousands):

	Years Ended December 31,
	2014	2013 (a)	2012 (a)
Net income attributable to CPA®:17 – Global	$74,151	$38,714	$43,596
Adjustments:
Depreciation and amortization of real property	99,210	91,313	68,061
Gain on sale of real estate	(4,251)	(8,065)	(1,832)
Proportionate share of adjustments to equity in net income of partially-owned entities to arrive at FFO:
Depreciation and amortization of real property	26,656	19,143	16,211
Impairment charges	766	3,778	—
Loss on sale of real estate	—	—	1
Proportionate share of adjustments for noncontrolling interests to arrive at FFO	(649)	(651)	(578)
Total adjustments	121,732	105,518	81,863
FFO — as defined by NAREIT	195,883	144,232	125,459
Adjustments:
Straight-line and other rent adjustments (b)	(19,041)	(19,777)	(15,516)
Acquisition expenses (c)	7,877	19,481	17,215
Realized losses (gains) on foreign currency, derivatives, and other	2,709	(4,868)	(4,070)
Unrealized losses (gains) on foreign currency, derivatives, and other	2,045	(5,119)	1,344
Impairment charges (d)	570	—	2,019
Accretion of discounts on debt investments, net	(533)	(336)	(142)
Above- and below-market rent intangible lease amortization, net (e)	(404)	109	882
Unrealized gains on mark-to-market adjustments	(291)	—	—
Loss on extinguishment of debt	263	1,578	—
Proportionate share of adjustments to equity in net income of partially-owned entities to arrive at MFFO:
Acquisition expenses (c)	4,337	1,504	273
Above- and below-market rent intangible lease amortization, net (e)	1,249	1,224	2
Straight-line and other rent adjustments (b)	(515)	(226)	(45)
Unrealized losses on mark-to-market adjustments	213	234	—
Realized losses on foreign currency, derivatives, and other	23	13	—
Unrealized losses on foreign currency, derivatives, and other	17	73	28
Restructuring charges (f)	—	8,095	—
Gain on extinguishment of debt	—	—	(1,914)
Proportionate share of adjustments for noncontrolling interests to arrive at MFFO	234	235	1,061
Total adjustments	(1,247)	2,220	1,137
MFFO	$194,636	$146,452	$126,596
___________

(a)
In the course of preparing our 2014 consolidated financial statements, we discovered an error related to our accounting for a subsidiary’s functional currency. We corrected this error, and other errors previously recorded as out-of-period adjustments, and revised our consolidated financial statements for all prior periods impacted. Accordingly, our financial results for all prior periods presented herein have been revised for the correction of such errors (Note 2). Additionally, during 2014 we changed the accounting for one of our equity investments in real estate (Note 3). The correction of errors and change in accounting resulted in a (decrease) increase to Net income attributable to CPA®:17 – Global of $(1.2) million and $2.0 million, FFO of $(1.3) million and $2.7 million, and MFFO of $(2.9) million and $1.4 million for the years ended December 31, 2013 and 2012, respectively.

CPA®:17 – Global 2014 10-K — 53

(b)
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

(c)
Includes Acquisition expenses and amortization of deferred acquisition fees. In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs and amortization of deferred acquisition fees, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to the advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to stockholders, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses, and other costs related to the property.

(d)
Impairment charges were incurred on our CMBS portfolio and are considered non-real estate impairments. As such, these impairment charges were not included in our computation of FFO as defined by NAREIT but are included as an adjustment in arriving at MFFO as these charges are not directly related or attributable to our operations.

(e)
Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate-related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.

(f)	In connection with the Hellweg 2 restructuring in October 2013, our share of the German real estate transfer tax incurred by Hellweg 2 was $8.1 million (Note 7).

CPA®:17 – Global 2014 10-K — 54

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, and equity prices. The primary risks to which we are exposed are interest rate risk and foreign currency exchange risk; we are also exposed to further market risk as a result of concentrations of tenants in certain industries and/or geographic regions. Adverse market factors can affect the ability of tenants in a particular industry/region to meet their respective lease obligations. In order to manage this risk, we view our collective tenant roster as a portfolio, and the advisor attempts to diversify our portfolio through its investment decisions so that we are not overexposed to a particular industry or geographic region.

Generally, we do not use derivative instruments to hedge credit/market risks or for speculative purposes. However, from time to time, we may enter into foreign currency forward contracts to hedge our foreign currency cash flow exposures.

Interest Rate Risk

The values of our real estate, related fixed-rate debt obligations, and our note receivable investments are subject to fluctuations based on changes in interest rates. The value of our real estate is also subject to fluctuations based on local and regional economic conditions and changes in the creditworthiness of lessees, all of which may affect our ability to refinance property-level mortgage debt when balloon payments are scheduled, if we do not choose to repay the debt when due. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions, and other factors beyond our control. An increase in interest rates would likely cause the fair value of our owned assets to decrease. Increases in interest rates may also have an impact on the credit profile of certain tenants.

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we have historically attempted to obtain non-recourse mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our joint investment partners have obtained, and may in the future obtain, variable-rate, non-recourse mortgage loans, and as a result, we have entered into, and may continue to enter into, interest rate swap agreements or interest rate cap agreements with lenders. Interest rate swap agreements effectively convert the variable-rate debt service obligations of the loan to a fixed rate, while interest rate cap agreements limit the underlying interest rate from exceeding a specified strike rate. Interest rate swaps are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flows over a specific period, and interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps (where applicable) are derivative instruments designated as cash flow hedges on the forecasted interest payments on the debt obligation. The face amount on which the swaps or caps are based is not exchanged. Our objective in using these derivatives is to limit our exposure to interest rate movements. At December 31, 2014, we estimated that the total fair value of our interest rate swaps, which are included in Other assets, net and Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was in a net liability position of $14.5 million (Note 10).

At December 31, 2014, all of our debt either bore interest at fixed rates, bore interest at floating rates, was swapped to a fixed rate, or bore interest at fixed rates that were scheduled to convert to then-prevailing market fixed rates at certain future points during their term. The annual interest rates on our fixed-rate debt at December 31, 2014 ranged from 2.0% to 8.0%. The contractual interest rates on our variable-rate debt at December 31, 2014 ranged from 2.6% to 6.1%. Our debt obligations are more fully described under Financial Condition in Item 7 above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at December 31, 2014 (in thousands):

	2015	2016	2017	2018	2019	Thereafter	Total	Fair value
Fixed-rate debt (a)	$60,832	$68,254	$187,862	$26,518	$37,131	$877,725	$1,258,322	$1,320,380
Variable-rate debt (a)	$7,026	$203,890	$163,376	$128,366	$2,065	$136,588	$641,311	$641,525
__________

(a)	Amounts are based on the exchange rate at December 31, 2014, as applicable.

At December 31, 2014, the estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps was $1.7 billion. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at December 31, 2014 by an aggregate increase of $66.9 million or an aggregate decrease of $82.6 million, respectively.

CPA®:17 – Global 2014 10-K — 55

As more fully described under Financial Condition – Summary of Financing in Item 7 above, our variable-rate debt in the table above bore interest at fixed rates at December 31, 2014, but has interest rate reset features that will change the fixed interest rates to then-prevailing market fixed rates at certain points during their term. This debt is generally not subject to short-term fluctuations in interest rates.

Foreign Currency Exchange Rate Risk

We own investments in Europe and in Asia, and as a result are subject to risk from the effects of exchange rate movements primarily in the euro and, to a lesser extent, the British pound sterling, the Japanese yen, the Indian rupee, and the Norwegian krone, which may affect future costs and cash flows. Although all of our foreign investments through the fourth quarter of 2014 were conducted in these currencies, we may conduct business in other currencies in the future. We manage foreign currency exchange rate movements by generally placing both our debt service obligation to the lender and the tenant’s rental obligation to us in the same currency. This reduces our overall exposure to the actual equity that we have invested and the equity portion of our cash flow. In addition, we may use currency hedging to further reduce the exposure to our equity cash flow. We are generally a net receiver of these currencies (we receive more cash than we pay out), therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar, relative to the foreign currency.

We obtain mortgage financing in local currencies. To the extent that currency fluctuations increase or decrease rental revenues as translated to U.S. dollars, the change in debt service, as translated to U.S. dollars, will partially offset the effect of fluctuations in revenue and mitigate the risk from changes in foreign currency exchange rates.

Scheduled future minimum rents, exclusive of renewals, under non-cancelable operating leases, for our consolidated foreign operations as of December 31, 2014, during each of the next five calendar years and thereafter, are as follows (in thousands):

Lease Revenues (a)	2015	2016	2017	2018	2019	Thereafter	Total
Euro (c)	$95,019	$95,021	$95,020	$95,020	$95,019	$881,687	$1,356,786
British pound sterling (d)	5,608	5,609	5,608	5,608	5,608	62,547	90,588
Japanese yen (e)	2,472	2,525	2,544	2,544	2,544	5,709	18,338
	$103,099	$103,155	$103,172	$103,172	$103,171	$949,943	$1,465,712

Scheduled debt service payments (principal and interest) for mortgage notes payable for our consolidated foreign operations as of December 31, 2014, during each of the next five calendar years and thereafter, are as follows (in thousands):

Debt Service (a) (b)	2015	2016	2017	2018	2019	Thereafter	Total
Euro (c)	$70,896	$235,994	$138,158	$19,050	$5,632	$89,339	$559,069
British pound sterling (d)	1,772	14,906	1,554	1,515	14,061	—	33,808
Japanese yen (e)	433	435	22,155	—	—	—	23,023
	$73,101	$251,335	$161,867	$20,565	$19,693	$89,339	$615,900
___________

(a)	Amounts are based on the applicable exchange rates at December 31, 2014. Contractual rents and debt obligations are denominated in the functional currency of the country of each property.

(b)	Interest on unhedged variable-rate debt obligations was calculated using the applicable annual interest rates and balances outstanding at December 31, 2014.

(c)
We estimate that, for a 1% increase or decrease in the exchange rate between the euro and the U.S. dollar, there would be a corresponding change in the projected estimated property-level cash flow at December 31, 2014 of $8.0 million.

(d)
We estimate that, for a 1% increase or decrease in the exchange rate between the British pound sterling and the U.S. dollar, there would be a corresponding change in the projected estimated property-level cash flow at December 31, 2014 of $0.6 million.

(e)
We estimate that, for a 1% increase or decrease in the exchange rate between the Japanese yen and the U.S. dollar, there would be a corresponding change in the projected estimated property-level cash flow at December 31, 2014 of less than $0.1 million.

As a result of scheduled balloon payments on international non-recourse mortgage loans, projected debt service obligations exceed projected lease revenues in 2016 and 2017. In 2016 and 2017, balloon payments totaling $222.3 million and $145.0 million, respectively, are due on three and eight non-recourse mortgage loans, respectively, that are collateralized by properties that we own with affiliates. We currently anticipate that, by their respective due dates, we will have refinanced certain of these

CPA®:17 – Global 2014 10-K — 56

loans, but there can be no assurance that we will be able to do so on favorable terms, if at all. If that has not occurred, we would expect to use our cash resources to make these payments, if necessary.

Concentration of Credit Risk

Concentrations of credit risk arise when a number of tenants are engaged in similar business activities or have similar economic risks or conditions that could cause them to default on their lease obligations to us. We regularly monitor our portfolio to assess potential concentrations of credit risk. While we believe our portfolio is reasonably well diversified, it does contain concentrations in excess of 10%, based on the percentage of our consolidated ABR as of December 31, 2014, in certain areas. At December 31, 2014, our net-lease portfolio, which excludes our self-storage facilities, had the following significant property and lease characteristics in excess of 10% in certain areas, based on the percentage of our consolidated ABR as of December 31, 2014:

•	64% related to domestic properties;

•	36% related to international properties, which included a concentration in Italy of 10% related solely to our tenant, Metro Cash & Carry Italia S.p.A.;

•	33% related to office facilities, 23% related to warehouse/distribution facilities, 20% related to retail facilities, and 16% related to industrial facilities;

•
23% related to the retail stores industry, 14% related to the business and commercial services industry, 12% related to the grocery industry, and 10% related to the media: printing and publishing industry.

CPA®:17 – Global 2014 10-K — 57

Item 8. Financial Statements and Supplementary Data.

 Financial statement schedules other than those listed above are omitted because the required information is given in the financial statements, including the notes thereto, or because the conditions requiring their filing do not exist.

In the course of preparing our 2014 consolidated financial statements, we discovered an error related to our accounting for a subsidiary’s functional currency. We corrected this error, and other errors previously recorded as out-of-period adjustments, and revised our consolidated financial statements for all prior periods impacted. Accordingly, our financial results for all prior periods presented herein have been revised for the correction of such errors (Note 2).

CPA®:17 – Global 2014 10-K — 58

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Corporate Property Associates 17 – Global Incorporated:

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 8 present fairly, in all material respects, the financial position of Corporate Property Associates 17 – Global Incorporated and its subsidiaries (the “Company”) at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 8 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Note 2 to the consolidated financial statements, the Company adopted accounting standards update (“ASU”) No. 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity", which changed the criteria for reporting discontinued operations in 2014.

/s/ PricewaterhouseCoopers LLP
New York, New York
March 31, 2015

CPA®:17 – Global 2014 10-K — 59

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2014	2013
Assets
Investments in real estate:
Real estate, at cost (inclusive of $144,753 and $150,378, respectively, attributable to variable interest entities, or VIEs)	$2,396,715	$2,402,315
Operating real estate, at cost (inclusive of $0 and $12,557, respectively, attributable to VIEs)	272,859	283,370
Accumulated depreciation (inclusive of $9,984 and $8,235, respectively, attributable to VIEs)	(197,695)	(144,405)
Net investments in properties	2,471,879	2,541,280
Real estate under construction (inclusive of $0 and $25,268, respectively, attributable to VIEs)	110,983	127,935
Net investments in direct financing leases (inclusive of $245,815 and $244,084, respectively, attributable to VIEs)	479,425	479,916
Net investments in real estate	3,062,287	3,149,131
Equity investments in real estate	531,000	415,851
Cash and cash equivalents (inclusive of $27 and $339, respectively, attributable to VIEs)	275,719	418,108
In-place lease and tenant relationship intangible assets, net (inclusive of $16,348 and $17,277, respectively, attributable to VIEs)	432,444	466,497
Other intangible assets, net	83,238	92,086
Other assets, net (inclusive of $16,536 and $17,118, respectively, attributable to VIEs)	221,209	170,866
Total assets	$4,605,897	$4,712,539
Liabilities and Equity
Liabilities:
Non-recourse debt (inclusive of $193,437 and $199,315, respectively, attributable to VIEs)	$1,896,489	$1,915,601
Accounts payable, accrued expenses and other liabilities (inclusive of $10,109 and $8,833, respectively, attributable to VIEs)	141,043	132,254
Deferred income taxes (inclusive of $60 and $0, respectively, attributable to VIEs)	12,234	4,582
Below-market rent and other intangible liabilities, net (inclusive of $365 and $387, respectively, attributable to VIEs)	104,722	102,597
Due to affiliates	12,634	20,211
Distributions payable	53,378	51,570
Total liabilities	2,220,500	2,226,815
Commitments and contingencies (Note 12)
Equity:
CPA®:17 – Global stockholders’ equity:
Preferred stock, $0.001 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 900,000,000 shares authorized; 336,843,388 and 322,918,083 shares issued, respectively; and 328,480,839 and 317,353,899 shares outstanding, respectively	337	323
Additional paid-in capital	3,033,283	2,904,927
Distributions in excess of accumulated earnings	(567,806)	(431,095)
Accumulated other comprehensive loss	(81,007)	(13,442)
Less: treasury stock at cost, 8,362,549 and 5,564,184 shares, respectively	(77,852)	(52,477)
Total CPA®:17 – Global stockholders’ equity	2,306,955	2,408,236
Noncontrolling interests	78,442	77,488
Total equity	2,385,397	2,485,724
Total liabilities and equity	$4,605,897	$4,712,539

See Notes to Consolidated Financial Statements.

CPA®:17 – Global 2014 10-K — 60

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2014	2013	2012
Revenues
Lease revenues:
Rental income	$254,658	$231,652	$178,290
Interest income from direct financing leases	54,517	53,736	52,608
Total lease revenues	309,175	285,388	230,898
Other real estate income	50,008	49,076	44,613
Other operating income	31,635	21,872	5,188
Other interest income	5,888	6,436	9,278
	396,706	362,772	289,977
Operating Expenses
Depreciation and amortization	102,167	93,742	70,045
Property expenses	66,402	52,242	31,343
Other real estate expenses	24,665	33,548	31,426
General and administrative	22,253	20,416	14,879
Acquisition expenses	5,169	16,884	14,834
Impairment charges	570	—	2,019
	221,226	216,832	164,546
Other Income and Expenses
Equity in earnings (losses) of equity method investments in real estate	24,073	(9,500)	9,757
Other income and (expenses)	(2,172)	13,186	5,375
Interest expense	(93,001)	(88,656)	(72,271)
	(71,100)	(84,970)	(57,139)
Income from continuing operations before income taxes and gain on sale of real estate	104,380	60,970	68,292
Provision for income taxes	(10,725)	(1,467)	(1,213)
Income from continuing operations before gain on sale of real estate, net of tax	93,655	59,503	67,079
Discontinued Operations
Income from operations of discontinued properties, net of tax	—	483	1,183
Gain on sale of real estate, net of tax	—	7,987	740
Loss on extinguishment of debt, net of tax	—	(983)	—
Income from discontinued operations, net of tax	—	7,487	1,923
Gain on sale of real estate, net of tax	13,338	659	1,092
Net Income	106,993	67,649	70,094
Net income attributable to noncontrolling interests (inclusive of Available Cash Distributions to a related party of $20,427, $16,899, and $14,620, respectively)	(32,842)	(28,935)	(26,498)
Net Income Attributable to CPA®:17 – Global	$74,151	$38,714	$43,596
Earnings Per Share
Income from continuing operations attributable to CPA®:17 – Global	$0.23	$0.10	$0.16
Income from discontinued operations attributable to CPA®:17 – Global	—	0.02	0.01
Net income attributable to CPA®:17 – Global	$0.23	$0.12	$0.17
Weighted-Average Shares Outstanding	324,117,508	313,010,828	249,283,354
Amounts Attributable to CPA®:17 – Global
Income from continuing operations, net of tax	$74,151	$31,227	$41,673
Income from discontinued operations, net of tax	—	7,487	1,923
Net income attributable to CPA®:17 – Global	$74,151	$38,714	$43,596
See Notes to Consolidated Financial Statements.

CPA®:17 – Global 2014 10-K — 61

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended December 31,
	2014	2013	2012
Net Income	$106,993	$67,649	$70,094
Other Comprehensive (Loss) Income
Foreign currency translation adjustments	(93,401)	25,742	11,816
Change in net unrealized gain (loss) on derivative instruments	24,439	3,068	(15,744)
Change in unrealized gain on marketable securities	285	94	1,035
	(68,677)	28,904	(2,893)
Comprehensive Income	38,316	96,553	67,201

Amounts Attributable to Noncontrolling Interests
Net income	(32,842)	(28,935)	(26,498)
Foreign currency translation adjustments	1,523	(212)	(191)
Change in net unrealized gain on derivative instruments	(411)	(535)	(365)
Comprehensive income attributable to noncontrolling interests	(31,730)	(29,682)	(27,054)
Comprehensive Income Attributable to CPA®:17 – Global	$6,586	$66,871	$40,147

See Notes to Consolidated Financial Statements.

CPA®:17 – Global 2014 10-K — 62

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY
Years Ended December 31, 2014, 2013, and 2012
(in thousands, except share and per share amounts)

	CPA®:17 – Global
	Total Outstanding Shares	Common Stock	Additional Paid-In Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total CPA®:17 – Global Stockholders	Noncontrolling Interests	Total
Balance at January 1, 2012	206,148,818	$208	$1,863,227	$(148,034)	$(38,150)	$(17,104)	$1,660,147	$71,177	$1,731,324
Shares issued, net of offering costs	100,529,436	100	903,129				903,229		903,229
Shares issued to affiliates	2,043,451	2	20,499				20,501		20,501
Contributions from noncontrolling interests							—	762	762
Distributions declared ($0.6500 per share)				(161,773)			(161,773)		(161,773)
Distributions to noncontrolling interests							—	(24,427)	(24,427)
Net income				43,596			43,596	26,498	70,094
Other comprehensive loss:
Foreign currency translation adjustments					11,625		11,625	191	11,816
Change in net unrealized loss on derivative instruments					(16,109)		(16,109)	365	(15,744)
Change in unrealized gain on marketable securities					1,035		1,035		1,035
Repurchase of shares	(1,818,685)					(17,189)	(17,189)		(17,189)
Balance at December 31, 2012	306,903,020	310	2,786,855	(266,211)	(41,599)	(34,293)	2,445,062	74,566	2,519,628
Shares issued, net of offering costs	10,252,652	11	96,842				96,853		96,853
Shares issued to affiliates	2,116,767	2	21,230				21,232		21,232
Contributions from noncontrolling interests							—		—
Distributions declared ($0.6500 per share)				(203,598)			(203,598)		(203,598)
Distributions to noncontrolling interests							—	(26,760)	(26,760)
Net income				38,714			38,714	28,935	67,649
Other comprehensive income:
Foreign currency translation adjustments					25,530		25,530	212	25,742
Change in net unrealized gain on derivative instruments					2,533		2,533	535	3,068
Change in unrealized gain on marketable securities					94		94		94
Repurchase of shares	(1,918,540)					(18,184)	(18,184)		(18,184)
Balance at December 31, 2013	317,353,899	323	2,904,927	(431,095)	(13,442)	(52,477)	2,408,236	77,488	2,485,724
Shares issued, net of offering costs	11,168,340	11	101,972				101,983		101,983
Shares issued to affiliates	2,756,965	3	26,384				26,387		26,387
Contributions from noncontrolling interests							—		—
Distributions declared ($0.6500 per share)				(210,862)			(210,862)		(210,862)
Distributions to noncontrolling interests							—	(30,776)	(30,776)
Net income				74,151			74,151	32,842	106,993
Other comprehensive loss:
Foreign currency translation adjustments					(91,878)		(91,878)	(1,523)	(93,401)
Change in net unrealized gain on derivative instruments					24,028		24,028	411	24,439
Change in unrealized gain on marketable securities					285		285		285
Repurchase of shares	(2,798,365)					(25,375)	(25,375)		(25,375)
Balance at December 31, 2014	328,480,839	$337	$3,033,283	$(567,806)	$(81,007)	$(77,852)	$2,306,955	$78,442	$2,385,397

See Notes to Consolidated Financial Statements.

CPA®:17 – Global 2014 10-K — 63

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2014	2013	2012
Cash Flows — Operating Activities
Net income	$106,993	$67,649	$70,094
Adjustments to net income:
Depreciation and amortization, including intangible assets and deferred financing costs	104,894	96,700	73,430
Non-cash asset management fee expense and directors’ compensation	26,387	21,953	18,935
Straight-line rent adjustment and amortization of rent-related intangibles	(19,101)	(19,517)	(14,372)
Equity in (earnings) losses of equity method investments in real estate in excess of distributions received	(13,974)	18,521	(801)
Gain on sale of real estate	(13,338)	(8,059)	(1,832)
Deferred income tax expense (benefit)	7,599	(1,961)	313
Unrealized loss (gain) on foreign currency transactions and other	3,456	(3,742)	1,739
Realized loss (gain) on foreign currency transactions and other	1,952	(4,187)	(1,474)
Impairment charges	570	—	2,019
Accretion of commercial mortgage-backed securities and other	(554)	(395)	(237)
Loss on extinguishment of debt	—	538	—
Settlement of derivative asset	—	2,964	—
Net changes in other operating assets and liabilities	5,171	12,134	10,190
Net Cash Provided by Operating Activities	210,055	182,598	158,004
Cash Flows — Investing Activities
Capital contributions to equity investments in real estate	(199,470)	(156,228)	(73,656)
Return of capital from equity investments in real estate	83,882	9,050	22,887
Acquisitions of real estate and direct financing leases	(79,345)	(313,512)	(759,747)
Funding for build-to-suit projects	(68,901)	(91,402)	(39,428)
Proceeds from sale of real estate	68,789	19,973	59,323
Investment in securities	(7,789)	(1,614)	(7,071)
Payment of deferred acquisition fees to an affiliate	(6,755)	(14,354)	(15,708)
Value added taxes paid in connection with acquisitions of real estate	(5,499)	(29,071)	(15,594)
Value added taxes refunded in connection with acquisitions of real estate	4,852	40,933	7,314
Changes in investing restricted cash	(4,691)	3,036	(17,107)
Net Cash Used in Investing Activities	(214,927)	(533,189)	(838,787)
Cash Flows — Financing Activities
Distributions paid	(209,054)	(198,440)	(147,649)
Proceeds from issuance of shares, net of issuance costs	101,983	97,975	897,660
Proceeds from mortgage financing	92,791	308,873	469,709
Scheduled payments and prepayments of mortgage principal	(51,309)	(44,830)	(28,749)
Distributions to noncontrolling interests	(30,776)	(26,760)	(24,427)
Purchase of treasury stock	(25,375)	(18,184)	(17,189)
Changes in financing restricted cash	(3,564)	(5,389)	1,911
Payment of financing costs and mortgage deposits, net of deposits refunded	(878)	(4,006)	(1,667)
Contributions from noncontrolling interests	—	—	762
Net Cash (Used in) Provided by Financing Activities	(126,182)	109,239	1,150,361
Change in Cash and Cash Equivalents During the Year
Effect of exchange rate changes on cash	(11,335)	7,130	2,026
Net (decrease) increase in cash and cash equivalents	(142,389)	(234,222)	471,604
Cash and cash equivalents, beginning of year	418,108	652,330	180,726
Cash and cash equivalents, end of year	$275,719	$418,108	$652,330

See Notes to Consolidated Financial Statements.

CPA®:17 – Global 2014 10-K — 64

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

Supplemental Cash Flow Information
(In thousands)

	Years Ended December 31,
	2014	2013	2012
Interest paid, net of amounts capitalized	$90,477	$84,003	$68,972
Interest capitalized	$4,852	$2,481	$1,719
Income taxes paid	$4,467	$2,920	$1,502

See Notes to Consolidated Financial Statements.

CPA®:17 – Global 2014 10-K — 65

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization

Organization

CPA®:17 – Global is a publicly-owned, non-listed REIT that invests primarily in commercial real estate properties leased to companies domestically and internationally. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions, and other factors. We earn revenue principally by leasing the properties we own to single corporate tenants, primarily on a triple-net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, contractual rent adjustments, tenant defaults, sales of properties, and changes in foreign currency exchange rates.

Substantially all of our assets and liabilities are held by the Operating Partnership and at December 31, 2014, we owned 99.99% of general and limited partnership interests in the Operating Partnership. The remaining interest in the Operating Partnership is held by a subsidiary of WPC.

At December 31, 2014, our portfolio was comprised of our full or partial ownership interests in 365 fully-occupied properties, substantially all of which were triple-net leased to 115 tenants, and totaled approximately 36 million square feet (unaudited). In addition, our portfolio was comprised of our full or partial ownership interests in 72 operating properties, including 71 self-storage properties and one hotel, for an aggregate of approximately 5 million square feet (unaudited). As opportunities arise, we may also make other types of commercial real estate-related investments. We were formed in 2007 and are managed by the advisor.

Note 2. Revisions of Previously-Issued Financial Statements

In the course of preparing our 2014 consolidated financial statements, we discovered an error related to our accounting for a subsidiary’s functional currency. We corrected this error, and other errors previously recorded as out-of-period adjustments, and revised our consolidated financial statements for all prior periods impacted. Accordingly, our financial results for all prior periods presented herein have been revised for the correction of such errors as follows (in thousands, except share and per share amounts):

CPA®:17 – Global 2014 10-K — 66

Notes to Consolidated Financial Statements

Consolidated Balance Sheet

	December 31, 2013
	As Reported	Revisions	As Revised
Assets
Investments in real estate:
Real estate, at cost	$2,402,315	$—	$2,402,315
Operating real estate, at cost	283,370	—	283,370
Accumulated depreciation	(144,405)	—	(144,405)
Net investments in properties	2,541,280	—	2,541,280
Real estate under construction	127,935	—	127,935
Net investments in direct financing leases	479,916	—	479,916
Net investments in real estate	3,149,131	—	3,149,131
Equity investments in real estate (a)	415,374	477	415,851
Cash and cash equivalents	418,108	—	418,108
In-place lease and tenant relationship intangible assets, net	466,497	—	466,497
Other intangible assets, net	95,803	(3,717)	92,086
Other assets, net	170,866	—	170,866
Total assets	$4,715,779	$(3,240)	$4,712,539
Liabilities and Equity
Liabilities:
Non-recourse debt	$1,915,601	$—	$1,915,601
Accounts payable, accrued expenses and other liabilities	132,254	—	132,254
Deferred income taxes (a)	8,248	(3,666)	4,582
Below-market rent and other intangible liabilities, net	102,597	—	102,597
Due to affiliates	20,211	—	20,211
Distributions payable	51,570	—	51,570
Total liabilities	2,230,481	(3,666)	2,226,815
Commitments and contingencies
Equity:
CPA®:17 – Global stockholders’ equity:
Preferred stock	—	—	—
Common stock	323	—	323
Additional paid-in capital	2,904,927	—	2,904,927
Distributions in excess of accumulated earnings (a)	(439,688)	8,593	(431,095)
Accumulated other comprehensive loss	(5,275)	(8,167)	(13,442)
Less: treasury stock at cost	(52,477)	—	(52,477)
Total CPA®:17 – Global stockholders’ equity	2,407,810	426	2,408,236
Noncontrolling interests	77,488	—	77,488
Total equity	2,485,298	426	2,485,724
Total liabilities and equity	$4,715,779	$(3,240)	$4,712,539

CPA®:17 – Global 2014 10-K — 67

Notes to Consolidated Financial Statements

Consolidated Statements of Income

	Year Ended December 31, 2013			Year Ended December 31, 2012
	As Reported	Revisions	As Revised	As Reported	Revisions	As Revised
Revenues
Lease revenues:
Rental income	$231,577	$75	$231,652	$177,161	$1,129	$178,290
Interest income from direct financing leases	53,757	(21)	53,736	53,549	(941)	52,608
Total lease revenues	285,334	54	285,388	230,710	188	230,898
Other real estate income	49,076	—	49,076	44,613	—	44,613
Other operating income	21,872	—	21,872	5,188	—	5,188
Other interest income	6,672	(236)	6,436	9,042	236	9,278
	362,954	(182)	362,772	289,553	424	289,977
Operating Expenses
Depreciation and amortization	93,947	(205)	93,742	69,104	941	70,045
Property expenses	52,244	(2)	52,242	31,342	1	31,343
Other real estate expenses	33,548	—	33,548	31,426	—	31,426
General and administrative	20,416	—	20,416	14,879	—	14,879
Acquisition expenses	16,884	—	16,884	14,834	—	14,834
Impairment charges	—	—	—	2,019	—	2,019
	217,039	(207)	216,832	163,604	942	164,546
Other Income and Expenses
Equity in (losses) earnings of equity method investments in real estate (a)	(7,917)	(1,583)	(9,500)	9,196	561	9,757
Other income and (expenses)	11,418	1,768	13,186	4,546	829	5,375
Interest expense	(88,656)	—	(88,656)	(72,271)	—	(72,271)
	(85,155)	185	(84,970)	(58,529)	1,390	(57,139)
Income from continuing operations before income taxes and gain on sale of real estate	60,760	210	60,970	67,420	872	68,292
Benefit from (provision for) income taxes (a)	263	(1,730)	(1,467)	(1,526)	313	(1,213)
Income from continuing operations before gain on sale of real estate, net of tax	61,023	(1,520)	59,503	65,894	1,185	67,079
Discontinued Operations
Income from operations of discontinued properties, net of tax	483	—	483	1,183	—	1,183
Gain on sale of real estate, net of tax	7,987	—	7,987	740	—	740
Loss on extinguishment of debt, net of tax	(983)	—	(983)	—	—	—
Income from discontinued operations, net of tax	7,487	—	7,487	1,923	—	1,923
Gain on sale of real estate, net of tax	659	—	659	1,092	—	1,092
Net Income	69,169	(1,520)	67,649	68,909	1,185	70,094
Net income attributable to noncontrolling interests	(29,305)	370	(28,935)	(26,542)	44	(26,498)
Net Income Attributable to CPA®:17 – Global	$39,864	$(1,150)	$38,714	$42,367	$1,229	$43,596
Earnings Per Share
Income from continuing operations attributable to CPA®:17 – Global	$0.11	$(0.01)	$0.10	$0.16	$—	$0.16
Income from discontinued operations attributable to CPA®:17 – Global	0.02	—	0.02	0.01	—	0.01
Net income attributable to CPA®:17 – Global	$0.13	$(0.01)	$0.12	$0.17	$—	$0.17
Weighted-Average Shares Outstanding	313,010,828		313,010,828	249,283,354		249,283,354
Amounts Attributable to CPA®:17 – Global
Income from continuing operations, net of tax	$32,377	$(1,150)	$31,227	$40,444	$1,229	$41,673
Income from discontinued operations, net of tax	7,487	—	7,487	1,923	—	1,923
Net income attributable to CPA®:17 – Global	$39,864	$(1,150)	$38,714	$42,367	$1,229	$43,596
CPA®:17 – Global 2014 10-K — 68

Notes to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income

	Year Ended December 31, 2013			Year Ended December 31, 2012
	As Reported	Revisions	As Revised	As Reported	Revisions	As Revised
Net Income (a)	$69,169	$(1,520)	$67,649	$68,909	$1,185	$70,094
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	29,884	(4,142)	25,742	13,515	(1,699)	11,816
Change in net unrealized gain (loss) on derivative instruments	831	2,237	3,068	(16,758)	1,014	(15,744)
Change in unrealized gain on marketable securities	94	—	94	1,035	—	1,035
	30,809	(1,905)	28,904	(2,208)	(685)	(2,893)
Comprehensive Income	99,978	(3,425)	96,553	66,701	500	67,201

Amounts Attributable to Noncontrolling Interests
Net income	(29,305)	370	(28,935)	(26,542)	44	(26,498)
Foreign currency translation adjustments	(183)	(29)	(212)	(192)	1	(191)
Change in net unrealized gain on derivative instruments	(535)	—	(535)	(365)	—	(365)
Comprehensive income attributable to noncontrolling interests	(30,023)	341	(29,682)	(27,099)	45	(27,054)
Comprehensive Income Attributable to CPA®:17 – Global	$69,955	$(3,084)	$66,871	$39,602	$545	$40,147

Consolidated Statement of Equity

	CPA®:17 – Global
Balance at January 1, 2012	Total Outstanding Shares	Common Stock	Additional Paid-In Capital	Distributions in Excess of Accumulated Earnings (a)	Accumulated Other Comprehensive Loss	Treasury Stock	Total CPA®:17 – Global Stockholders	Noncontrolling Interests	Total
As Reported	206,148,818	$208	$1,863,227	$(156,549)	$(32,601)	$(17,104)	$1,657,181	$70,791	$1,727,972
Revisions	—	—	—	8,515	(5,549)	—	2,966	386	3,352
As Revised	206,148,818	$208	$1,863,227	$(148,034)	$(38,150)	$(17,104)	$1,660,147	$71,177	$1,731,324

__________

(a)	Certain amounts previously reported also reflect changes to prior period amounts related to the change in accounting for our investment in BG LLH, LLC, as more fully described in Note 3.

Description of the Errors and Revisions

In the fourth quarter of 2014, we identified an error in the consolidated financial statements related to the accounting for foreign currency matters (Note 17). We identified that one of our consolidated subsidiary’s functional currency had been incorrectly designated as the euro instead of the U.S. dollar since the subsidiary was formed in 2009. As a result, the applicable financial results of this entity were being translated when they should have been remeasured. The correction of this error resulted in the recognition of foreign currency gains within the consolidated statements of income, specifically within Other income and (expenses), instead of as foreign currency translation adjustments within the consolidated statements of comprehensive income. We concluded that these revision adjustments, summarized in the tables below, were not material to our financial position or results of operations for the current period or any of the prior periods and revised the prior periods presented herein to reflect the correction of this error.

CPA®:17 – Global 2014 10-K — 69

Notes to Consolidated Financial Statements

In connection with the error identified above, we also made adjustments to reflect the correction of other out-of-period adjustments identified during 2014, 2013, 2013, 2012, and 2011 to record these adjustments in the applicable prior periods. We concluded that none of the following revision adjustments were material to our financial position or results of operations for any of the periods presented (in thousands):

Increase (Decrease) in:
	Total Assets at December 31, 2013	Total Liabilities at December 31, 2013	Total Equity at December 31, 2013
Foreign currency matters (a)	$—	$—	$—
Derivative instrument reclassification (b)	—	—	—
Deferred income taxes (c)	(3,240)	(3,666)	426
Other (d)	—	—	—

	Increase (Decrease) in:
	Net Income		Other Comprehensive (Loss) Income
	Years Ended December 31,		Years Ended December 31,
	2013	2012	2013	2012
Foreign currency matters (a)	$1,919	$678	$(1,919)	$(678)
Derivative instrument reclassification (b)	—	—	—	—
Deferred income taxes (c)	(3,052)	918	48	27
Other (d)	(387)	(411)	(34)	(34)
___________

(a)	Foreign currency matters are discussed above.

(b)
In 2014, we identified a classification error on one of our derivative instruments. Accordingly, we reclassified its associated mark-to-market adjustments during 2013 and 2012, respectively, from Change in net unrealized gain (loss) on derivative instruments to Foreign currency translation adjustments within the consolidated statements of equity and comprehensive income.

(c)
These combined adjustments relate to the following matters involving deferred income taxes: In the first quarter of 2014, we changed the accounting related to deferred foreign income taxes for one of our equity investments in real estate and we identified an additional tax-paying entity related to another of our equity investments in real estate. In the fourth quarter of 2013, we identified an error in the consolidated financial statements related to accounting for deferred foreign income taxes in connection with the acquisition of 15 properties acquired during 2008 through 2012. Certain related deferred tax assets with corresponding full valuation allowances were part of this revision adjustment. These revisions also resulted in a (decrease)/increase of net cash provided by operating activities and a corresponding (increase) decrease of net cash used in investing activities of $(1.6) million and $0.7 million for the years ended December 31, 2013 and 2012, respectively.

(d)
These combined adjustments relate to various other matters: In 2012, we identified errors in the consolidated financial statements primarily attributable to the misapplication of guidance in accounting for and clerical errors related to one of our equity investments in real estate and we identified an error in the consolidated financial statements related to accounting for Net investments in real estate for one of our investments. In 2011, we identified several errors in the consolidated financial statements related to 2008 through 2010, primarily attributable to the misapplication of guidance in accounting for and clerical errors related to amendments and adjustments to direct financing leases and the capitalization of maintenance costs.

Note 3. Summary of Significant Accounting Policies

Basis of Consolidation

Our consolidated financial statements reflect all of our accounts, including those of our controlled subsidiaries. The portion of equity in a consolidated subsidiary that is not attributable, directly or indirectly, to us is presented as noncontrolling interests. All significant intercompany accounts and transactions have been eliminated.

When we obtain an economic interest in an entity, we evaluate the entity to determine if it is deemed a VIE, and, if so, whether we are deemed to be the primary beneficiary and are therefore required to consolidate the entity. We apply accounting guidance for consolidation of VIEs to certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Fixed price purchase and renewal options within a lease as well as certain decision-making

CPA®:17 – Global 2014 10-K — 70

Notes to Consolidated Financial Statements

rights within a loan can cause us to consider an entity a VIE. Significant judgment is required to determine whether a VIE should be consolidated.

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

For an entity that is not considered to be a VIE but rather a voting interest entity, the general partners in a limited partnership (or similar entity) are presumed to control the entity regardless of the level of their ownership and, accordingly, may be required to consolidate the entity. We evaluate the partnership agreements or other relevant contracts to determine whether there are provisions in the agreements that would overcome this presumption. If the agreements provide the limited partners with either (i) the substantive ability to dissolve or liquidate the limited partnership or otherwise remove the general partners without cause or (ii) substantive participating rights, the limited partners’ rights overcome the presumption of control by a general partner of the limited partnership, and, therefore, the general partner must account for its investment in the limited partnership using the equity method of accounting.

We have an investment in a tenancy-in-common interest in various underlying international properties. Consolidation of this investment is not required as such interest does not qualify as a VIE and does not meet the control requirement required for consolidation. Accordingly, we account for this investment using the equity method of accounting. We use the equity method of accounting because the shared decision-making involved in a tenancy-in-common interest investment provides us with significant influence on the operating and financial decisions of this investment.

Additionally, we own interests in single-tenant net-leased properties leased to companies through noncontrolling interests in partnerships and limited liability companies that we do not control, but over which we exercise significant influence. We account for these investments under the equity method of accounting. At times, the carrying value of our equity investments may fall below zero for certain investments. We intend to fund our share of the jointly-owned investments’ future operating deficits should the need arise. However, we have no legal obligation to pay for any of the liabilities of such investments nor do we have any legal obligation to fund operating deficits. At December 31, 2014, none of our equity investments had carrying values below zero.

We previously determined that the I Shops LLC investment was a VIE and that we were its primary beneficiary. In April 2014, we deconsolidated a portion of the investment (Note 5).

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Changes to Prior Period Amounts

In accordance with the accounting guidance for equity method investments under Accounting Standards Codification 323-10-35-33, Increase in Level of Ownership or Degree of Influence, during 2014 we assessed our accounting for our investment in BG LLH, LLC, one of our cost method investments, because we acquired additional voting stock in the investment during 2014. Our investment in BG LLH, LLC then qualified for use of the equity method and, accordingly, we adopted the equity method of accounting. In accordance with Accounting Standards Codification 323-10-35-33, we have adjusted our financial statements retrospectively as if the equity method of accounting had been in effect during all previous periods in which the investment was held. The impact of this change was an increase to Equity in earnings of equity method investments in real estate for the years ended December 31, 2012 and 2011 of $1.4 million and $1.0 million, respectively, and an increase to Provision for income taxes for the years ended December 31, 2012 and 2011 of $0.6 million and $0.5 million, respectively, for which the cumulative effect on retained earnings at January 1, 2012 was $0.5 million. The impact of this change on the results of operations for 2013 was inconsequential.

CPA®:17 – Global 2014 10-K — 71

Notes to Consolidated Financial Statements

Accounting for Acquisitions

In accordance with the guidance for business combinations, we determine whether a transaction or other event is a business combination, which requires that the assets acquired and liabilities assumed constitute a business. Each business combination is then accounted for by applying the acquisition method. If the assets acquired are not a business, we account for the transaction or other event as an asset acquisition. Under both methods, we recognize the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity. In addition, for transactions that are business combinations, we evaluate the existence of goodwill or a gain from a bargain purchase. We capitalize acquisition-related costs and fees associated with asset acquisitions. We immediately expense acquisition-related costs and fees associated with business combinations.

Purchase Price Allocation

When we acquire properties with leases classified as operating leases, we allocate the purchase price to the tangible and intangible assets and liabilities acquired based on their estimated fair values. The tangible assets consist of land, buildings, and site improvements. The intangible assets include the above- and below-market value of leases and the value of in-place leases, which includes the value of tenant relationships. Land is typically valued utilizing the sales comparison, or market, approach. Buildings are valued, as if vacant, using the cost and/or income approach. Site improvements are valued using the cost approach. The fair value of real estate is determined by reference to portfolio appraisals, which determines their values, on a property level, by applying a discounted cash flow analysis to the estimated net operating income for each property in the portfolio during the remaining anticipated lease term, and the estimated residual value. The estimated residual value of each property is based on a hypothetical sale of the property upon expiration of a lease factoring in the re-tenanting of such property at estimated current market rental rates, applying a selected capitalization rate and deducting estimated costs of sale. The discount rates and residual capitalization rates used to value the properties are selected based on several factors, including the creditworthiness of the lessees, industry surveys, property type, location, and age, current lease rates relative to market lease rates, and anticipated lease duration. In the case where a tenant has a purchase option deemed to be materially favorable to the tenant, or the tenant has long-term renewal options at rental rates below estimated market rental rates, we include the value of the exercise of such purchase option or long-term renewal options in its determination of residual value.

For self-storage assets, the hypothetical sales price is derived by capitalizing the estimated net operating income at the end of the expected holding period. Estimated net operating income factors in the gross potential revenue of the business less economic vacancy rates and expected operational expenses. Where a property is deemed to have excess land, the discounted cash flow analysis includes the estimated excess land value at the assumed expiration of the lease, based upon an analysis of comparable land sales or listings in the general market area of the property grown at estimated market growth rates through the year of lease expiration. See Revenue Recognition and Depreciation below for a discussion of our significant accounting policies related to tangible assets.

We record above- and below-market lease intangible values for acquired properties based on the present value (using a discount rate reflecting the risks associated with the leases acquired, including consideration of the credit of the lessee) of the difference between (i) the contractual rents to be paid pursuant to the leases negotiated or in place at the time of acquisition of the properties and (ii) our estimate of fair market lease rates for the property or equivalent property, both of which are measured over a period that includes renewal options that have rental rates below estimated market rental rates. We amortize the above-market lease intangible value as a reduction of rental income over the estimated market lease term. We amortize the below-market lease intangible value as an increase to rental income over the initial term and any below-market renewal periods in the respective leases. We include the value of below-market leases in Below-market rent and other intangible liabilities, net in the consolidated financial statements. We include the amortization of below-market ground lease intangibles in Property expenses in the consolidated financial statements. We include the amortization of above-market ground lease intangibles in Depreciation and amortization in the consolidated financial statements.

The value of any in-place lease is estimated to be equal to the acquirer’s avoidance of costs, as a result of having tenants in place, that would be necessary to lease the property for a lease term equal to the remaining primary in-place lease term and the value of investment grade tenancy. The cost avoidance is derived first by determining the in-place lease term on the subject lease. Then, based on our review of the market, the cost to be borne by a property owner to replicate a market lease to the remaining in-place term is estimated. These costs consist of: (i) rent lost during downtime (i.e. assumed periods of vacancy), (ii) estimated expenses that would be incurred by the property owner during periods of vacancy, (iii) rent concessions (i.e. free rent), (iv) leasing commissions, and (v) tenant improvement allowances given to tenants. We determine these values using our estimates or by relying in part upon third-party appraisals. We amortize the value of in-place lease intangibles to expense over the remaining initial term of each lease. The amortization period for intangibles does not exceed the remaining depreciable life of the building.

CPA®:17 – Global 2014 10-K — 72

Notes to Consolidated Financial Statements

If a lease is terminated, we charge the unamortized portion of above- and below-market lease values to lease revenues, and in-place lease values to amortization expense.

When we acquire leveraged properties, the fair value of the related debt instruments is determined using a discounted cash flow model with rates that take into account the credit of the tenants, where applicable, and interest rate risk. Such resulting premium or discount is amortized over the remaining term of the obligation. We also consider the value of the underlying collateral, taking into account the quality of the collateral, the credit quality of the tenant, the time until maturity, and the current interest rate.

Goodwill

In the case of a business combination, after identifying all tangible and intangible assets and liabilities, the excess consideration paid over the fair value of the assets and liabilities acquired and assumed, respectively, represents goodwill. We allocated goodwill to our sole Real Estate reporting unit. In the event we dispose of a property that constitutes a business under GAAP, we allocate a portion of the reporting unit’s goodwill to that business in determining the gain or loss on the disposal of the business. The amount of goodwill allocated to the business is based on the relative fair value of the business to the fair value of the reporting unit. All or a portion of the goodwill may be attributed to foreign deferred tax liabilities assumed in the business combination. The deferred tax liability results from the excess of basis under GAAP over the tax basis of the asset in the taxing jurisdiction.

Real Estate and Operating Real Estate

We carry land, buildings, and personal property at cost less accumulated depreciation. We capitalize improvements and significant renovations that increase the useful life of the properties, while we expense replacements, maintenance, and repairs that do not improve or extend the lives of the respective assets as incurred.

Real Estate Under Construction

For properties under construction, operating expenses, including interest charges and other property expenses (e.g. real estate taxes), are capitalized rather than expensed. We capitalize interest by applying the interest rate applicable to outstanding borrowings to the average amount of accumulated qualifying expenditures for properties under construction during the period.

Acquisition, Development, and Construction Loans

We provide funding to developers for the acquisition, development, and construction of real estate. Under the ADC Arrangement, we may participate in the residual profits of the project through the sale or refinancing of the property. We evaluate these arrangements to determine if they have characteristics similar to a loan or if the characteristics are more similar to a joint venture or partnership, such as participating in the risks and rewards of the project as an owner or an investment partner. For those arrangements with characteristics of a loan, we follow the accounting guidance for loans and disclose within our Finance Receivables footnote (Note 6). When we determine that the characteristics are more similar to a jointly-owned investment or partnership, we account for those arrangements under the equity method of accounting (Note 7). Once the investment or partnership begins operations, we use the hypothetical liquidation at book value method to calculate income or loss (which considers the principal and interest under the loan to be a preferential return).

Assets Held for Sale

We classify those assets that are associated with operating leases as held for sale when we have entered into a contract to sell the property, all material due diligence requirements have been satisfied, and we believe it is probable that the disposition will occur within one year. Assets held for sale are recorded at the lower of carrying value or estimated fair value (less estimated cost to sell). On January 1, 2014 we adopted Accounting Standards Update, or ASU, 2014-08 and, other than the properties classified as held for sale prior to adoption, no other sales qualify as discontinued operations.

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

CPA®:17 – Global 2014 10-K — 73

Notes to Consolidated Financial Statements

We recognize gains and losses on the sale of properties when, among other criteria, we no longer have continuing involvement, the parties are bound by the terms of the contract, all consideration has been exchanged, and all conditions precedent to closing have been performed. At the time the sale is consummated, a gain or loss is recognized as the difference between the sale price, less any selling costs, and the carrying value of the property.

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

Allowance for Doubtful Accounts

We consider rents due under leases and payments under notes receivable to be past-due or delinquent when a contractually required rent, principal, or interest payment is not remitted in accordance with the provisions of the underlying agreement. We evaluate each account individually and set up an allowance when, based upon current information and events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms and the amount can be reasonably estimated.

Cash and Cash Equivalents

We consider all short-term, highly-liquid investments that are both readily convertible to cash and have a maturity of three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents include commercial paper and money market funds. Our cash and cash equivalents are held in the custody of several financial institutions, and these balances, at times, exceed federally insurable limits. We seek to mitigate this risk by depositing funds only with major financial institutions.

Debt Securities

We have investments, such as CMBS and debentures, that were designated as securities held to maturity on the date of acquisition, in accordance with current accounting guidance. We carry these securities at cost, net of unamortized premiums and discounts, which are recognized in interest income using an effective yield or “interest” method, and assess them for other-than-temporary impairment on a quarterly basis.

Other Assets and Liabilities

We include prepaid expenses, deferred rental income, tenant receivables, deferred charges, escrow balances held by lenders, restricted cash balances, debt securities, derivative assets, and corporate fixed assets in Other assets, net in the consolidated financial statements. We include derivative instruments, amounts held on behalf of tenants, and deferred revenue in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements. Deferred charges are costs incurred in connection with mortgage financings and refinancings that are amortized over the terms of the mortgages and included in Interest expense in the consolidated financial statements. Deferred rental income is generally the aggregate cumulative difference for operating leases between scheduled rents that vary during the lease term and rent recognized on a straight-line basis.

Deferred Acquisition Fees Payable to Affiliate

Fees payable to the advisor for structuring and negotiating investments and related mortgage financing on our behalf are included in Due to affiliates. A portion of these fees is payable in three equal annual installments following the quarter on which a property was purchased. The timing of the payment of such fees is impacted by certain performance criterion (Note 4).

Treasury Stock

Treasury stock is recorded at cost under our redemption plan, pursuant to which we may elect to redeem shares at the request of our stockholders, subject to certain exceptions, conditions, and limitations. The maximum amount of shares purchasable by us in any period depends on a number of factors and is at the discretion of our board of directors.

CPA®:17 – Global 2014 10-K — 74

Notes to Consolidated Financial Statements

Noncontrolling Interests

We accounted for the special general partner interest in our Operating Partnership as a noncontrolling interest (Note 4). The special general partner interest in our Operating Partnership entitles the Special General Partner to cash distributions and, in the event there is a termination or non-renewal of the advisory agreement, redemption rights. Cash distributions to the Special General Partner are accounted for as an allocation to net income attributable to noncontrolling interest.

Offering Costs

During our offering periods, we accrued costs incurred in connection with the raising of capital as deferred offering costs. Upon receipt of offering proceeds, we charged the deferred costs to equity and reimbursed the advisor for costs incurred (Note 4). Such reimbursements did not exceed regulatory cost limitations.

Revenue Recognition

Real Estate Leased to Others

We lease real estate to others primarily on a triple-net lease basis whereby the tenant is generally responsible for operating expenses relating to the property, including property taxes, insurance, maintenance, repairs, and improvements. We charge expenditures for maintenance and repairs, including routine betterments, to operations as incurred. For the years ended December 31, 2014, 2013, and 2012, our tenants, pursuant to their lease obligations, have made direct payment to the taxing authorities of real estate taxes of approximately $22.2 million, $23.2 million, and $14.1 million, respectively.

Substantially all of our leases provide for either scheduled rent increases, periodic rent adjustments based on formulas indexed to changes in the CPI or similar indices, or percentage rents. CPI-based adjustments are contingent on future events and are therefore not included as minimum rent in straight-line rent calculations. We recognize rents from percentage rents as reported by the lessees, which is after the level of sales requiring a rental payment to us is reached. Percentage rents were insignificant for the periods presented.

We account for leases as operating or direct financing leases as described below:

Operating leases — We record real estate at cost less accumulated depreciation; we recognize future minimum rental revenue on a straight-line basis over the non-cancelable lease term of the related leases and charge expenses to operations as incurred (Note 5).

Direct financing method — We record leases accounted for under the direct financing method as a net investment (Note 6). The net investment is equal to the cost of the leased assets. The difference between the cost and the gross investment, which includes the residual value of the leased asset and the future minimum rents, is unearned income. We defer and amortize unearned income to income over the lease term so as to produce a constant periodic rate of return on our net investment in the lease.

Asset Retirement Obligations

Asset retirement obligations relate to the legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or normal operation of a long-lived asset. The fair value of a liability for an asset retirement obligation is recorded in the period in which it is incurred and the cost of such liability is recorded as an increase in the carrying amount of the related long-lived asset by the same amount. The liability is accreted each period and the capitalized cost is depreciated over the estimated remaining life of the related long-lived asset. Revisions to estimated retirement obligations result in adjustments to the related capitalized asset and corresponding liability.

In order to determine the fair value of the asset retirement obligations, we make certain estimates and assumptions including, among other things, projected cash flows, the borrowing interest rate, and an assessment of market conditions that could significantly impact the estimated fair value. These estimates and assumptions are subjective.

Interest Capitalized in Connection with Real Estate Under Construction

Operating real estate is stated at cost less accumulated depreciation. Interest directly related to build-to-suit projects is capitalized. We consider a build-to-suit project as substantially completed upon the completion of improvements. If discrete portions of a project are substantially completed and occupied, and other portions have not yet reached that stage, the

CPA®:17 – Global 2014 10-K — 75

Notes to Consolidated Financial Statements

substantially completed portions are accounted for separately. We allocate costs incurred between the portions under construction and the portions substantially completed and only capitalize those costs associated with the portion under construction. We determine an interest rate to be applied for capitalizing interest based on the interest rate of any debt linked to the project or a blended rate of the mortgages outstanding in the company if there is no debt on the project.

Depreciation

We compute depreciation of building and related improvements using the straight-line method over the estimated remaining useful lives of the properties (not to exceed 40 years) and furniture, fixtures, and equipment (generally up to seven years). We compute depreciation of tenant improvements using the straight-line method over the estimated useful life.

Impairments

We periodically assess whether there are any indicators that the value of our long-lived real estate and related intangible assets may be impaired or that their carrying value may not be recoverable. These impairment indicators include, but are not limited to, the vacancy of a property that is not subject to a lease, a lease default by a tenant that is experiencing financial difficulty, the termination of a lease by a tenant, or the rejection of a lease in a bankruptcy proceeding. We may incur impairment charges on long-lived assets, including real estate, direct financing leases, assets held for sale, and equity investments in real estate. We may also incur impairment charges on debt securities and goodwill. Our policies for evaluating whether these assets are impaired are presented below.

Real Estate

For real estate assets held for investment, and related intangible assets in which an impairment indicator is identified, we follow a two-step process to determine whether an asset is impaired and to determine the amount of the charge. First, we compare the carrying value of the property’s asset group to the estimated future net undiscounted cash flow that we expect the property’s asset group will generate, including any estimated proceeds from the eventual sale of the property’s asset group. The undiscounted cash flow analysis requires us to make our best estimate of, among other things, market rents, residual values, and holding periods. We estimate market rents and residual values using market information from outside sources, such as broker quotes or recent comparable sales. As our investment objective is to hold properties on a long-term basis, holding periods used in the undiscounted cash flow analysis are generally ten years, but may be less if our intent is to hold a property for less than ten years. Depending on the assumptions made and estimates used, the future cash flow projected in the evaluation of long-lived assets and associated intangible assets can vary within a range of outcomes. We consider the likelihood of possible outcomes in determining our estimate of future cash flows and, if warranted, we apply a probability-weighted method to the different possible scenarios.

If the future net undiscounted cash flow of the property’s asset group is less than the carrying value, the property’s asset group is considered not recoverable. We then measure the impairment loss as the excess of the carrying value of the property’s asset group over its estimated fair value. The property’s asset group’s estimated fair value is primarily determined using market information from outside sources, such as broker quotes or recent comparable sales. In cases where the available market information is not deemed appropriate, we perform a future net cash flow analysis discounted for inherent risk associated with each asset to determine an estimated fair value.

Assets Held for Sale

We classify real estate assets that are accounted for as operating leases as held for sale when we have entered into a contract to sell the property, all material due diligence requirements have been satisfied, and we believe it is probable that the disposition will occur within one year.

When we classify an asset as held for sale, we compare the asset’s fair value (less estimated cost to sell) to its carrying value, and if the fair value (less estimated cost to sell) is less than the property’s carrying value, we reduce the carrying value to the fair value (less estimated cost to sell). We will continue to review the property for subsequent changes in the fair value and may recognize an additional impairment charge if warranted.

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

CPA®:17 – Global 2014 10-K — 76

Notes to Consolidated Financial Statements

has occurred that is other-than-temporary, we recognize an impairment charge equal to the difference between the fair value and carrying amount of the residual value.

When we enter into a contract to sell the real estate assets that are recorded as direct financing leases, we evaluate whether it is probable that the disposition will occur. If we determine that the disposition is probable, we assess the carrying amount for recoverability and, if as a result of the decreased expected cash flows we determine that our carrying value is not fully recoverable, we record an allowance for credit losses to reflect the change in the estimate of the future cash flows that includes rent. Accordingly, the net investment balance is written down to fair value.

Equity Investments in Real Estate

We evaluate our equity investments in real estate on a periodic basis to determine if there are any indicators that the value of our equity investment may be impaired and whether or not that impairment is other-than-temporary. To the extent an impairment has occurred and is determined to be other-than-temporary, we measure the charge as the excess of the carrying value of our investment over its estimated fair value, which is determined by calculating our share of the estimated fair market value of the underlying net assets based on the terms of the applicable partnership or joint venture agreement. For our equity investments in real estate, we calculate the estimated fair value of the underlying investment’s real estate or net investment in direct financing lease as described in Real Estate and Direct Financing Leases above. The fair value of the underlying investment’s debt, if any, is calculated based on market interest rates and other market information. The fair value of the underlying investment’s other financial assets and liabilities (excluding net investments in direct financing leases) have fair values that generally approximate their carrying values.

Goodwill

We evaluate goodwill for possible impairment at least annually or upon the occurrence of a triggering event. A triggering event is an event or circumstance that would more likely than not reduce the fair value of a reporting unit below its carrying amount, including sales of properties defined as businesses for which the relative size of the sold property is significant to the reporting unit, which could impact our goodwill impairment calculations.

The goodwill impairment test is a three-step test. Step zero is a qualitative analysis whereas steps one and two are quantitative. If step zero is not considered, the first step is to identify whether the value of the recorded goodwill is impaired. If it is determined that goodwill is impaired, the second step seeks to measure the amount of impairment.

We applied step zero to our analysis. In this step, qualitative factors are assessed to determine if it is more likely than not that the fair value of the reporting unit is less than its carrying value. In this step, the macroeconomic environment in which the reporting unit operates is analyzed for any significant changes, such as deterioration in a market in which we operate or deterioration in overall financial performance, such as declining cash flows. Also, entity-specific changes are analyzed, such as changes in management, strategy, or composition of reporting unit. If, after assessing the overall macroeconomic environment, it is unlikely that the fair value is less than the carrying value, steps one and two do not need to be performed.

Debt Securities

We have investments in debt securities that are designated as securities held to maturity. On a quarterly basis, we evaluate our debt securities to determine if they have experienced an other-than temporary decline in value. If the market value of the debt security is below its amortized cost, and we either intend to sell the security or it is more likely than not that we will be required to sell the security before its anticipated recovery, we record the entire amount of the other-than-temporary impairment charge in earnings. Additionally, we consider the significance of the decline and other factors contributing to the decline, such as delinquency, expected credit losses, the length of time that the fair market value has been below cost, and expected market conditions (including volatility), in our analysis of whether a decline is other than temporary.

We do not intend to sell our debt securities and we do not expect that it is more likely than not that we will be required to sell these investments before their anticipated recovery. However, if we determine that an other-than-temporary impairment has occurred, we calculate the total impairment charge as the difference between the carrying value of our debt securities and their estimated fair value. We then separate the other-than-temporary impairment charge into the non-credit loss portion and the credit loss portion. We determine the non-credit loss portion by analyzing the changes in spreads on high credit quality debt securities as compared with the changes in spreads on the debt securities being analyzed for other-than-temporary impairment. We generally perform this analysis over a time period from the date of acquisition of the debt securities through the date of the analysis. Any resulting loss is deemed to represent losses due to the illiquidity of the debt securities and is recorded as a

CPA®:17 – Global 2014 10-K — 77

Notes to Consolidated Financial Statements

separate component of other comprehensive loss in equity. We then measure the credit loss portion of the other-than-temporary impairment as the residual amount of the other-than-temporary impairment. We record the non-credit loss portion in earnings.

Following recognition of the other-than-temporary impairment, the difference between the new cost basis of the debt securities and cash flows expected to be collected is accreted to Other interest income over the remaining expected lives of the securities.

Foreign Currency

Translation

We have interests in real estate investments in Europe, for which the functional currency is the euro, the British pound sterling, or the Norwegian krone, and in Asia, for which the functional currency is the Japanese yen or the Indian rupee. We perform the translation from the euro, the British pound sterling, the Norwegian krone, the Japanese yen, or the Indian rupee to the U.S. dollar for assets and liabilities using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted-average exchange rate during the year. We report the gains and losses resulting from such translation as a component of other comprehensive income in equity. These translation gains and losses are released to net income when we have substantially exited from all investments in the related currency.

Transaction Gains or Losses

A transaction gain or loss (measured from the transaction date or the most recent intervening balance sheet date, whichever is later), realized upon settlement of a foreign currency transaction will generally be included in net income for the period in which the transaction is settled. Also, intercompany foreign currency transactions that are scheduled for settlement, consisting primarily of accrued interest and the translation to the reporting currency of subordinated intercompany debt with scheduled principal payments, are included in the determination of net income.

Intercompany foreign currency transactions of a long-term nature (that is, settlement is not planned or anticipated in the foreseeable future), in which the entities to the transactions are consolidated or accounted for by the equity method in our consolidated financial statements, are not included in net income but are reported as a component of other comprehensive income in equity.

Net realized gains or (losses) are recognized on foreign currency transactions in connection with the transfer of cash from foreign operations of subsidiaries to the parent company. For the years ended December 31, 2014, 2013, and 2012, we recognized net realized (losses) gains on such transactions of $(2.9) million, $3.5 million, and $1.5 million, respectively.

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

We use the portfolio exception in Accounting Standards Codification 820-10-35-18D, Application to Financial Assets and Financial Liabilities with Offsetting Positions in Market Risk or Counterparty Credit Risk, with respect to measuring counterparty credit risk for all of our derivative transactions subject to master netting arrangements.

CPA®:17 – Global 2014 10-K — 78

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

We conduct business in various states and municipalities within the United States, Europe, and Asia and, as a result, we or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and certain foreign jurisdictions. As a result, we are subject to certain foreign, state, and local taxes and a provision for such taxes is included in the consolidated financial statements.

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

Deferred income taxes are recorded for the corporate subsidiary TRSs and for the foreign taxes in those respective jurisdictions based on earnings reported. The current provision for income taxes differs from the amounts currently payable because of temporary differences in the recognition of certain income and expense items for financial reporting and tax reporting purposes. Deferred income taxes are computed under the asset and liability method. The asset and liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between tax bases and financial bases of assets and liabilities (Note 14).

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

Our earnings and profits, which determine the taxability of distributions to stockholders, differ from net income reported for financial reporting purposes due primarily to differences in depreciation, including hotel properties, and timing differences of rent recognition and certain expense deductions, for federal income tax purposes. Deferred income taxes relate primarily to our TRSs and foreign properties, and are accounted for using the asset and liability method. Under this method, deferred income taxes are recognized for temporary differences between the financial reporting bases of assets and liabilities of our TRSs and their respective tax bases, and for their operating loss and tax credit carryforwards based on enacted tax rates expected to be in effect when such amounts are realized or settled. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including tax planning strategies and other factors.

Deferred Income Taxes

We recognize deferred income taxes in certain of our subsidiaries taxable in the United States or in foreign jurisdictions. Deferred income taxes are generally the result of temporary differences (items that are treated differently for tax purposes than for GAAP purposes as described in Note 14). In addition, deferred tax assets arise from unutilized tax net operating losses generated in prior years. We provide a valuation allowance against our deferred income tax assets when we believe that it is more likely than not that all or some portion of the deferred income tax asset may not be realized. Whenever a change in circumstances causes a change in the estimated realizability of the related deferred income tax asset, the resulting increase or decrease in the valuation allowance is included in deferred income tax expense (benefit).

CPA®:17 – Global 2014 10-K — 79

Notes to Consolidated Financial Statements

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

Recent Accounting Requirements

The following ASUs promulgated by the Financial Accounting Standards Board are applicable to us:

ASU 2015-02, Consolidation (Topic 810). ASU 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. Specifically, ASU 2015-02 modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership, and affects the evaluation of fee arrangements in the primary beneficiary determination. ASU 2015-02 is effective for periods beginning after December 15, 2015 and early adoption is permitted. We are currently evaluating the impact of ASU 2015-02 on our consolidated financial statements.

ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 does not apply to our lease revenues, but will apply to sales of real estate, reimbursed tenant costs, and revenues generated from our operating properties. Additionally, this guidance modifies disclosures regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective beginning in 2017 and early adoption is not permitted. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. We are currently evaluating the impact of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.

ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360). ASU 2014-08 changes the requirements for reporting discontinued operations. A discontinued operation may include a component of an entity or a group of components of an entity, or a business. Under this new guidance, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a “strategic shift that has or will have a major effect on an entity’s operations and financial results.” The new guidance also requires disclosures including pre-tax profit or loss and significant gains or losses arising from dispositions that represent an “individually significant component of an entity,” but do not meet the criteria to be reported as discontinued operations under ASU 2014-08. In the ordinary course of business, we sell properties, which, under prior accounting guidance, we generally reported as discontinued operations; however, under ASU 2014-08 such property dispositions typically would not meet the criteria to be reported as discontinued operations. We elected to early adopt ASU 2014-08 prospectively for all dispositions after December 31, 2013. Consequently, individually-significant properties that were sold during 2014 were not reclassified to discontinued operations in the consolidated statements of income, but are disclosed in Note 15 to the consolidated financial statements. By contrast, and as required by the new guidance, the consolidated statements of income for the prior year periods reflect all dispositions through December 31, 2013 as discontinued operations, which were deemed discontinued operations under the prior accounting guidance.

ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 requires an entity to present an unrecognized tax benefit relating to a net operating loss carryforward, a similar tax loss, or a tax credit carryforward as a reduction to a deferred tax asset, except in certain situations. To the extent that the net operating loss carryforward, similar tax loss, or tax credit carryforward is not available as of the reporting date under the governing tax law to settle any additional income taxes that would result from the disallowance of the tax position, or the governing tax law does not require the entity to use and the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented as a liability and should not net with a deferred tax asset. ASU 2013-11 became effective for us at the beginning of 2014. The adoption of ASU 2013-11 did not have a material impact on our financial condition or results of operations.

CPA®:17 – Global 2014 10-K — 80

Notes to Consolidated Financial Statements

Note 4. Agreements and Transactions with Related Parties

Transactions with the Advisor

We have an advisory agreement with the advisor whereby the advisor performs certain services for us under a fee arrangement. The current advisory agreement is scheduled to expire on December 31, 2015 unless otherwise extended. We also have certain agreements with affiliates regarding jointly-owned investments. In addition, we reimbursed the advisor for organization and offering costs incurred in connection with our follow-on offering through its closing on January 31, 2013, and for general and administrative duties performed on our behalf.

The following tables present a summary of fees we paid, expenses we reimbursed, and distributions we made to the advisor and other affiliates in accordance with the advisory agreement and the operating partnership agreement (in thousands):

	Years Ended December 31,
	2014	2013	2012
Amounts Included in the Consolidated Statements of Income
Asset management fees	$26,694	$21,953	$18,932
Available Cash Distribution	20,427	16,899	14,620
Personnel and overhead reimbursements	10,741	9,243	5,205
Acquisition expenses	2,637	11,448	12,092
Office rent reimbursements	1,190	1,293	756
Interest expense on deferred acquisition fees and loan from affiliate	516	827	930
	$62,205	$61,663	$52,535
Acquisition Fees Capitalized
Current acquisition fees	$3,979	$4,777	$17,448
Deferred acquisition fees	2,510	3,063	14,162
	$6,489	$7,840	$31,610

	December 31,
	2014	2013
Due to Affiliates
Deferred acquisition fees, including interest	$9,394	$15,573
Asset management fees payable	2,283	1,972
Accounts payable	527	2,200
Reimbursable costs	228	264
Subordinated disposition fees	202	202
	$12,634	$20,211

Acquisition and Disposition Fees

We pay the advisor acquisition fees for structuring and negotiating investments and related mortgage financing on our behalf, a portion of which is payable upon acquisition of investments, with the remainder subordinated to the achievement of a preferred return, a non-compounded cumulative distribution of 5% per annum (based initially on our invested capital). Acquisition fees payable to the advisor with respect to our long-term, net-lease investments are 4.5% of the total cost of those investments and are comprised of a current portion of 2.5%, typically paid upon acquisition, and a portion of 2%, typically paid over three years and subject to the 5% preferred return described above. For certain types of investments that are not considered long-term net-lease investments, initial acquisition fees may range from 0% to 1.75% of the equity invested plus the related acquisition fees, with no portion of the payment being deferred. Unpaid installments of deferred acquisition fees are included in Due to affiliates in the consolidated financial statements. Unpaid installments of deferred acquisition fees bear interest at an annual rate of 5%.

The advisor may be entitled to receive a disposition fee in an amount equal to the lesser of (i) 50.0% of the competitive real estate commission (as defined in the advisory agreement) or (ii) 3.0% of the contract sales price of the investment being sold;

CPA®:17 – Global 2014 10-K — 81

Notes to Consolidated Financial Statements

however, payment of such fees is subordinated to the 5% preferred return. These fees, which are paid at the discretion of our board of directors, are deferred and are payable to the advisor only in connection with a liquidity event.

Asset Management Fees and Available Cash Distribution

As defined in the advisory agreement, we pay the advisor asset management fees that vary based on the nature of the underlying investment. We pay 0.5% per annum of average market value for long-term net leases and certain other types of real estate investments, and 1.5% to 1.75% per annum of average equity value for certain types of securities. For the periods presented, the asset management fees were payable in cash or shares of our common stock at the option of the advisor, after consultation with the advisor. Starting in 2015, the asset management fees are payable in cash or shares of our common stock at our option, upon the recommendation of the advisor. If the advisor receives all or a portion of its fees in shares, the number of shares issued is determined by dividing the dollar amount of fees by our most recently published net asset value per share, which was $9.72 as of December 31, 2014. For 2014, 2013, and 2012, the advisor received its asset management fees in shares of our common stock, which vest over a period of three years. At December 31, 2014, the advisor owned 8,791,517 shares (2.7%) of our common stock. We also distribute to the advisor, depending on the type of investments we own, up to 10% of available cash of the Operating Partnership, referred to as the Available Cash Distribution, which is defined as cash generated from operations, excluding capital proceeds, as reduced by operating expenses and debt service, excluding prepayments and balloon payments. Asset management fees and Available Cash Distributions are included in Property expenses and Net income attributable to noncontrolling interests, respectively, in the consolidated financial statements.

Personnel and Overhead Reimbursements

Under the terms of the advisory agreement, the advisor allocates a portion of its personnel and overhead expenses to us and the other Managed REITs. Effective as of October 1, 2012, the advisor allocates these expenses on the basis of our trailing four quarters of reported revenues and those of WPC, CPA®:16 – Global, and CPA®:18 – Global, and to CWI based on time incurred by its personnel. Prior to that date, these costs were allocated on the basis of time charges incurred by the advisor’s personnel on behalf of us, CPA®:15, CPA®:16 – Global, and CWI. CPA®:15 merged with WPC on September 28, 2012. CPA®:16 – Global merged with WPC on January 31, 2014.

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

The advisor is obligated to reimburse us for the amount by which our operating expenses exceeds the “2%/25% guidelines” (the greater of 2% of average invested assets or 25% of net income) as defined in the advisory agreement for any 12-month period. If in any year our operating expenses exceed the 2%/25% guidelines, the advisor will have an obligation to reimburse us for such excess, subject to certain conditions. If our independent directors find that the excess expenses were justified based on any unusual and nonrecurring factors that they deem sufficient, the advisor may be paid in future years for the full amount or any portion of such excess expenses, but only to the extent that the reimbursement would not cause our operating expenses to exceed this limit in any such year. We record the reimbursement as a reduction of asset management fees at such time that a reimbursement is fixed, determinable, and irrevocable. Our operating expenses have not exceeded the amount that would require the advisor to reimburse us.

Organization and Offering Expenses

Through the termination of our follow-on offering on January 31, 2013, we incurred expenses in connection with the offerings of our securities. These expenses were deducted from the gross proceeds of our offerings. Total organization and offering expenses, including underwriting compensation, did not exceed 15% of the gross proceeds of our offering and our distribution reinvestment and stock purchase plan, consistent with applicable regulatory requirements. Under the terms of a dealer manager agreement between Carey Financial, a wholly-owned subsidiary of the advisor, and us, Carey Financial received a selling commission of $0.65 per share sold and a dealer manager fee of $0.35 per share sold in our public offering. Carey Financial re-allowed all or a portion of selling commissions to selected dealers participating in the offering and re-allowed up to the full dealer manager fee to the selected dealers. Total underwriting compensation paid in connection with our offering, including selling commissions, the dealer manager fee, and reimbursements made by Carey Financial to selected dealers and investment advisors, did not exceed the limitations prescribed by the Financial Industry Regulatory Authority, Inc., the regulator for

CPA®:17 – Global 2014 10-K — 82

Notes to Consolidated Financial Statements

broker-dealers like Carey Financial, which limit underwriting compensation to 10% of gross offering proceeds. We also reimbursed Carey Financial up to an additional 0.5% of offering proceeds for bona fide due diligence expenses. We reimbursed the advisor or one of its affiliates for other organization and offering expenses (including, but not limited to, filing fees, legal, accounting, printing, and escrow costs). The advisor agreed to be responsible for the payment of organization and offering expenses (excluding selling commissions and dealer manager fees) that exceed 4% of the gross offering proceeds.

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

Jointly-Owned Investments and Other Transactions with Affiliates

At December 31, 2014, we owned interests ranging from 7% to 85% in jointly-owned investments, with the remaining interests generally held by affiliates. We consolidate certain of these investments and account for the remainder under the equity method of accounting. We also owned interests in jointly-controlled tenancy-in-common interests in properties, which we account for under the equity method of accounting.

During 2014 and 2013, we entered into the following investments with our affiliate, CPA®:18 – Global, which we account for under the equity method of accounting (Note 7):

•	$108.3 million, of which our share was $53.1 million, or 49%, for an office facility in Stavanger, Norway on October 31, 2014;

•	$147.9 million, of which our share was $74.0 million, or 50%, for an office facility in Warsaw, Poland on March 31, 2014;

•	$97.0 million, of which our share was $19.4 million, or 20%, for a portfolio of five retail facilities in Croatia on December 18, 2013; and

•	$115.6 million, of which our share was $57.8 million, or 50%, for an office facility in Austin, Texas on August 20, 2013.

CPA®:18 – Global consolidates all of the above joint ventures because it is either the majority equity holder and/or controls the significant activities of the ventures.

CPA®:17 – Global 2014 10-K — 83

Notes to Consolidated Financial Statements

Note 5. Net Investments in Properties and Real Estate Under Construction

Real Estate

Real estate, which consists of land and buildings leased to others, at cost, and which are subject to operating leases, is summarized as follows (in thousands):

	December 31,
	2014	2013
Land	$513,172	$553,389
Buildings	1,883,543	1,848,926
Less: Accumulated depreciation	(175,478)	(129,051)
	$2,221,237	$2,273,264

The impact on the carrying value of our Real estate due to the strengthening of the U.S. dollar relative to foreign currencies during 2014 was a $116.0 million decrease from December 31, 2013 to December 31, 2014.

Acquisitions of Real Estate During 2014

During 2014, we entered into the following investments, which were deemed to be real estate asset acquisitions because we acquired the sellers’ properties and then entered into new leases in connection with these acquisitions, at a total cost of $40.7 million, including net lease intangibles of $8.4 million (Note 8) and acquisition-related costs and fees of $3.6 million, which were capitalized:

•	$4.4 million for an industrial facility in New Concord, Ohio on April 21, 2014;

•	$12.5 million for an office facility in Krakow, Poland on September 9, 2014; and

•	$23.8 million for a retail facility in Gelsenkirchen, Germany on October 13, 2014.

We also entered into the following investments, which were deemed to be business combinations because we assumed the existing leases on the properties, for which the sellers were not the lessees, at a total cost of $37.7 million, including land of $5.0 million, buildings of $26.8 million, net lease intangibles of $6.6 million (Note 8), and a purchase option of $0.6 million to acquire an office facility adjacent to one of the properties we purchased:

•	$19.0 million for an office facility and an adjacent plot of land in Tucson, Arizona on February 7, 2014. We also assumed a non-recourse mortgage loan of $10.3 million (Note 11); and

•
$18.7 million for an office facility in Plymouth, Minnesota on December 9, 2014. This amount excludes a tenant improvement allowance of $7.3 million and a lease inducement of $2.0 million that we provided to the tenant.

In connection with these investments, we expensed acquisition-related costs and fees totaling $4.7 million, which are included in Acquisition expenses in the consolidated financial statements. Dollar amounts are based on the exchange rates of the foreign currencies on the dates of acquisitions, as applicable.

During the year ended December 31, 2014, we funded an additional $83.0 million for build-to-suit projects that were placed into service and $3.6 million for building improvements with existing tenants.

Acquisitions of Real Estate During 2013

During 2013, we entered into the following investments, which were deemed to be real estate asset acquisitions because we acquired the sellers’ properties and then entered into new leases in connection with the acquisitions, at a total cost of $44.4 million, including net lease intangibles of $8.1 million and acquisition-related costs and fees of $2.2 million, which were capitalized:

•	$18.2 million for two parcels of land, which were then leased to a provider of private school education that intends to construct two buildings on the site in Chicago, Illinois on April 18, 2013;

•	$15.3 million for an automotive dealership in Lewisville, Texas on August 26, 2013; and

•	$10.9 million for a manufacturing and office facility in Portage, Wisconsin on January 25, 2013.

CPA®:17 – Global 2014 10-K — 84

Notes to Consolidated Financial Statements

We also entered into the following investments, which were deemed to be business combinations because we assumed the existing leases on the properties, for which the sellers were not the lessees, at a total cost of $234.6 million, including land of $29.7 million, buildings of $157.7 million, and net lease intangibles of $48.8 million:

•	$78.1 million for a logistics facility in Gadki, Poland on July 16, 2013;

•	$38.6 million for an R&D/office facility in Wageningen, Netherlands on July 12, 2013;

•	$26.6 million for an office headquarters facility in Haibach, Germany on October 31, 2013;

•	$41.7 million for an office facility in Houston, Texas on December 19, 2013;

•	$17.0 million for an office headquarters facility in Tempe, Arizona on December 30, 2013;

•	$15.7 million for an entertainment complex in Dallas, Texas on February 20, 2013;

•	$9.0 million for an office facility in Auburn Hills, Michigan on October 22, 2013; and

•	$7.9 million for a building with a ground lease in Northbrook, Illinois on May 29, 2013.

In connection with these investments, we expensed acquisition-related costs and fees totaling $15.1 million, which are included in Acquisition expenses in the consolidated financial statements. Dollar amounts are based on the exchange rates of the foreign currencies on the dates of acquisitions, as applicable.

During the year ended December 31, 2013, we funded an additional $9.7 million for build-to-suit projects that were placed into service and $9.0 million for building improvements with existing tenants.

We updated our purchase price allocation during the first quarter of 2014 for our investment located in Tempe, Arizona that was acquired during the three months ended December 31, 2013, and recorded measurement period adjustments of $1.6 million, $1.8 million, and $3.4 million to increase buildings, intangible assets, and intangible liabilities, respectively.

Scheduled Future Minimum Rents

Scheduled future minimum rents, exclusive of renewals and expenses paid by tenants and future CPI-based adjustments, under non-cancelable operating leases at December 31, 2014 are as follows (in thousands):

Years Ending December 31,	Total
2015	$235,870
2016	236,073
2017	236,586
2018	238,773
2019	240,863
Thereafter	2,527,908
Total	$3,716,073

Operating Real Estate

At December 31, 2014, Operating real estate consisted of our self-storage operations. At December 31, 2013, Operating real estate consisted of our self-storage operations and a hotel. Below is a summary of our Operating real estate (in thousands):

	December 31,
	2014	2013
Land	$66,066	$66,066
Buildings	206,793	217,304
Less: Accumulated depreciation	(22,217)	(15,354)
	$250,642	$268,016

Acquisitions of Operating Real Estate

We did not acquire any operating properties during 2014.

During 2013, we acquired eight self-storage properties for $31.9 million. The total cost includes buildings of $20.8 million, land of $6.9 million, and lease intangibles of $4.2 million. As these acquisitions were deemed to be business combinations, we

CPA®:17 – Global 2014 10-K — 85

Notes to Consolidated Financial Statements

expensed the acquisition-related costs and fees of $0.6 million, which are included in Acquisition expenses in the consolidated financial statements.

During 2013, we sold a hotel property (Note 15).

Partial Sale

On December 1, 2011, we entered into a contract with I Shops LLC, a real estate developer, to finance the renovation of a hotel and construction of a shopping center in Orlando, Florida. Additionally, as a condition to providing the construction loan, we entered into a contract with the developer that granted us the option to acquire a 15% equity interest in the parent company that owns I Shops LLC. However, we decided not to exercise the equity option and it expired subsequent to December 31, 2014. During 2011, we consolidated I Shops LLC, which held title to the property that secured our loan, because we had (i) control over the decisions that most significantly impacted the developer’s economic performance and (ii) the obligation to absorb losses and right to receive benefits from I Shops LLC. The property included an operating hotel and vacant land. We had accounted for the construction loan as Real estate under construction. During 2013 and 2014, the hotel renovation was completed and the shopping center was placed into service, respectively. We have an additional option to purchase two retail properties located within the shopping center from I Shops LLC, but as of December 31, 2014 we had not exercised this option.

On April 24, 2014, the developer repaid $68.3 million of the outstanding $84.6 million loan balance. The remaining balance of the loan was related to the two retail properties that had been under construction. Upon this substantial repayment of the loan, the I Shops LLC investment no longer met the criteria for consolidation and was deconsolidated, with the exception of the two construction-in-progress retail properties. When construction is completed, we plan to exercise our purchase option for these properties concurrently with the repayment of the outstanding loan balance. These transactions, which we refer to as the I Shops Partial Sale, were accounted for as a partial sale resulting in a reduction in assets of $55.4 million, of which $27.9 million was included in Real estate, at cost; $25.8 million was included in Operating real estate; and $4.8 million was reclassified from Real estate, at cost, to Real estate under construction. We had recognized a gain on disposition of real estate of $12.5 million associated with the completed hotel and the portions of the shopping center that had been transferred to the developer. In accordance with ASU 2014-08, the results of operations for assets related to the I Shops Partial Sale are included in continuing operations in the consolidated financial statements.

In September 2014, the two retail properties were placed into service. As of December 31, 2014, construction of the properties was not yet completed and the remaining loan balance was still outstanding.

Real Estate Under Construction

The following table provides the activity of our Real estate under construction (in thousands):

	Years Ended December 31,
	2014	2013
Beginning balance	$127,935	$71,285
Capitalized funds	74,420	90,007
Placed into service	(96,807)	(42,225)
Capitalized interest	6,661	5,208
Foreign currency translation adjustments, building improvements, and other	(1,226)	3,660
Ending balance	$110,983	$127,935

Capitalized Funds

During 2014, total capitalized funds were primarily comprised of $59.7 million in construction draws related to five existing build-to-suit projects, $9.9 million for the initial funding of two new build-to-suit projects, and $4.8 million that was reclassified to Real estate under construction from Real estate, at cost as a result of the I Shops Partial Sale. This reclassification was made to account for the two retail properties that we have an option to purchase from I Shops LLC, which we had not exercised as of December 31, 2014. See discussion above under Partial Sale. The amount capitalized also included acquisition-related costs and fees of $1.6 million related to the two new build-to-suit projects. Additionally, of the total capitalized funds, $1.0 million was unpaid and has been included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements at December 31, 2014.

CPA®:17 – Global 2014 10-K — 86

Notes to Consolidated Financial Statements

During 2013, costs attributable to five build-to-suit projects comprised the balance of Real estate under construction, including capitalized acquisition-related costs and fees of $2.3 million.

Placed into Service

During 2014, we placed four build-to-suit projects into service, of which three were completed and one was partially-completed, in the amount of $96.8 million. Of the total, $81.9 million was reclassified to Real estate, at cost and $14.9 million was reclassified to Operating real estate, at cost, which was subsequently deconsolidated as a result of the I Shops Partial Sale. See discussion above under Partial Sale.

During 2013, we placed three build-to-suit projects into service, of which two were completed and one was partially-completed, in the amount of $42.2 million. Of the total, $26.1 million was reclassified to Real estate, at cost and $12.6 million was reclassified to Operating real estate, at cost. The remaining $3.5 million was related to improvements on an existing building that was reclassified to Real estate, at cost at December 31, 2013.

Capitalized Interest

Capitalized interest includes amortization of the mortgage discount and deferred financing costs and interest costs incurred during construction, totaling $6.7 million and $5.2 million for the years ended December 31, 2014 and 2013, respectively.

Ending Balance

At December 31, 2014, we had two open build-to-suit projects. At December 31, 2013, we had three open build-to-suit projects. The aggregate unfunded commitment on the remaining open projects totaled approximately $12.5 million and $46.7 million at December 31, 2014 and 2013, respectively.

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

The following table provides the activity of our asset retirement obligations, which are included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements (in thousands):

	Years Ended December 31,
	2014	2013
Beginning balance	$22,076	$19,194
Additions	—	1,619
Accretion expense (a)	1,233	1,203
Foreign currency translation adjustments and other	(38)	60
Ending balance	$23,271	$22,076
__________

(a)	Accretion of the liability is included in Property expenses and recognized over the economic life of the properties.

Note 6. Finance Receivables

Assets representing rights to receive money on demand or at fixed or determinable dates are referred to as finance receivables. Our finance receivables portfolio consists of our Net investments in direct financing leases and Note receivable. Operating leases are not included in finance receivables as such amounts are not recognized as an asset in the consolidated financial statements.

CPA®:17 – Global 2014 10-K — 87

Notes to Consolidated Financial Statements

Net Investments in Direct Financing Leases

Net investments in direct financing leases is summarized as follows (in thousands):

	December 31,
	2014	2013
Minimum lease payments receivable	$726,054	$774,876
Unguaranteed residual value	466,170	468,548
	1,192,224	1,243,424
Less: unearned income	(712,799)	(763,508)
	$479,425	$479,916

At December 31, 2014 and 2013, Other assets, net included $0.6 million and $0.8 million, respectively, of accounts receivable related to amounts billed under our direct financing leases.

On April 21, 2014, we entered into a net lease financing transaction for a manufacturing facility in Bluffton, Indiana for $3.7 million, including capitalized acquisition-related costs and fees of $0.3 million.

Scheduled Future Minimum Rents

Scheduled future minimum rents, exclusive of renewals and expenses paid by tenants and future CPI-based adjustments, under non-cancelable direct financing leases at December 31, 2014 are as follows (in thousands):

Years Ending December 31,	Total
2015	$52,449
2016	52,888
2017	53,318
2018 (a)	288,142
2019	26,232
Thereafter	253,025
Total	$726,054
___________

(a)	Includes $250.0 million for a purchase option that a tenant, The New York Times Company, may exercise to acquire the property it leases from us.

Note Receivable

On December 14, 2010, we provided financing of $40.0 million to China Alliance Properties Limited, a subsidiary of Shanghai Forte Land Co., Ltd. The financing was provided through a collateralized loan that is guaranteed by Shanghai Forte Land Co., Ltd.’s parent company, Fosun International Limited, and has an interest rate of 11% and matures on December 14, 2015. At both December 31, 2014 and 2013, the balance of the note receivable was $40.0 million. Our Note receivable is included in Other assets, net in the consolidated financial statements.

Credit Quality of Finance Receivables

We generally seek investments in facilities that we believe are critical to a tenant’s business and that we believe have a low risk of tenant default. At both December 31, 2014 and 2013, none of the balances of our finance receivables were past due and we had not established any allowances for credit losses. Additionally, there were no modifications of finance receivables during the years ended December 31, 2014 and 2013. We evaluate the credit quality of our finance receivables utilizing an internal five-point credit rating scale, with one representing the highest credit quality and five representing the lowest. The credit quality evaluation of our finance receivables was last updated in the fourth quarter of 2014.

CPA®:17 – Global 2014 10-K — 88

Notes to Consolidated Financial Statements

A summary of our finance receivables by internal credit quality rating is as follows (dollars in thousands):

	Number of Tenants / Obligors at December 31,		Carrying Value at December 31,
Internal Credit Quality Indicator	2014	2013	2014	2013
1	—	—	$—	$—
2	1	1	2,259	2,250
3	9	8	429,245	430,713
4	3	3	87,921	86,953
5	—	—	—	—
			$519,425	$519,916

Note 7. Equity Investments in Real Estate

We own equity interests in net-leased properties that are generally leased to companies through noncontrolling interests (i) in partnerships and limited liability companies that we do not control but over which we exercise significant influence or (ii) as tenants-in-common subject to common control. Generally, the underlying investments are jointly-owned with affiliates. We account for these investments under the equity method of accounting. Earnings for each investment are recognized in accordance with each respective investment agreement and where applicable, based upon an allocation of the investment’s net assets at book value as if the investment were hypothetically liquidated at the end of each reporting period. Investments in unconsolidated investments are required to be evaluated periodically. We periodically compare an investment’s carrying value to its estimated fair value and recognize an impairment charge to the extent that the carrying value exceeds fair value and such decline is determined to be other than temporary. Additionally, we provide funding to developers for ADC Arrangements. Under ADC Arrangements, we have provided two loans to third-party developers of real estate projects, which we account for as equity investments as the characteristics of the arrangement with the third-party developers are more similar to a jointly-owned investment or partnership than a loan (Note 3).

The following table sets forth our ownership interests in our equity investments in real estate and their respective carrying values along with those ADC Arrangements that are recorded as equity investments (dollars in thousands):

		Ownership Interest	Carrying Value at December 31,
Lessee/Equity Investee	Co-owner	at December 31, 2014	2014	2013
Shelborne Property Associates, LLC (a)	Third Party	33%	$152,801	$129,575
C1000 Logistiek Vastgoed B.V. (b) (c) (d)	WPC	85%	71,130	84,596
BG LLH, LLC (e)	Third Party	7%	42,587	2,410
U-Haul Moving Partners, Inc. and Mercury Partners, LP	WPC	12%	41,028	43,051
BPS Nevada, LLC (f)	Third Party	15%	40,032	23,278
Bank Pekao S.A. (b) (f)	CPA®:18 – Global	50%	31,045	—
IDL Wheel Tenant, LLC (g)	Third Party	N/A	30,049	6,017
State Farm (h)	CPA®:18 – Global	50%	20,414	20,913
Madison Storage NYC, LLC and Veritas Group IX-NYC, LLC (d) (i)	Third Party	45%	20,147	23,907
Apply Sørco AS (b) (f)	CPA®:18 – Global	49%	19,076	—
Berry Plastics Corporation	WPC	50%	16,632	17,659
Tesco plc (b)	WPC	49%	14,194	17,965
Hellweg 2 (b) (d)	WPC	37%	9,935	12,978
Agrokor 5 (b) (h)	CPA®:18 – Global	20%	8,760	19,217
Eroski Sociedad Cooperativa – Mallorca (b) (j)	WPC	30%	7,662	9,639
Dick’s Sporting Goods, Inc.	WPC	45%	5,508	4,646
			$531,000	$415,851
___________

(a)
Represents a domestic ADC Arrangement. We consider this investment a VIE. We provided funding of $18.0 million to this investment during the year ended December 31, 2014. At December 31, 2014, the unfunded balance on the loan

CPA®:17 – Global 2014 10-K — 89

Notes to Consolidated Financial Statements

related to this investment was $3.6 million. Additionally, during the first quarter of 2014, capital contributions were made by our partners that resulted in income attributed to us of $6.5 million based upon the hypothetical liquidation at book value method of accounting. This income was offset during the year with our share of losses incurred by the lessee during the second, third, and fourth quarters of 2014.

(b)	The carrying value of this investment is affected by the impact of fluctuations in the exchange rate of the applicable foreign currency.

(c)
This investment represents a tenancy-in-common interest, whereby the property is encumbered by debt for which we are jointly and severally liable. For this investment, the co-obligor is WPC and the total amount due under the arrangement was approximately $82.7 million and $95.6 million at December 31, 2014 and 2013, respectively. Of these amounts, $70.3 million and $81.3 million represent the amounts we agreed to pay and are included within the carrying value of this investment at December 31, 2014 and 2013, respectively.

(d)	The decrease in carrying value is primarily due to distributions made to us.

(e)	See Conversion to Equity Investment below.

(f)	See Acquisitions of Equity Investments During 2014 below.

(g)
Represents a domestic ADC Arrangement. We consider this investment a VIE. We provided funding of $22.9 million to this investment and capitalized $1.1 million of interest related to the investment during the year ended December 31, 2014. At December 31, 2014, the unfunded balance on the loan related to this investment was $19.3 million.

(h)	See Acquisitions of Equity Investments During 2013 below.

(i)
In addition to our 45% equity interest, we have a 40% indirect economic interest in this investment based upon certain contractual arrangements with our partner in this entity that enable or could require us to purchase their interest.

(j)	In December 2014, we recognized an other-than-temporary impairment charge of $0.8 million on this investment (Note 9).

The following tables present combined summarized investee financial information of our equity method investment properties. Amounts provided are the total amounts attributable to the investment properties and do not represent our proportionate share (in thousands):

	December 31,
	2014	2013
Real estate assets	$1,494,621	$1,360,072
Other assets	355,783	346,335
Total assets	1,850,404	1,706,407
Debt	(858,410)	(776,467)
Accounts payable, accrued expenses and other liabilities	(100,844)	(92,119)
Total liabilities	(959,254)	(868,586)
Partners’/members’ equity	$891,150	$837,821

	Years Ended December 31,
	2014	2013	2012
Revenues	$160,174	$132,760	$111,151
Expenses	(130,997)	(135,339)	(80,237)
Income (loss) from continuing operations	$29,177	$(2,579)	$30,914

We recorded our investments in BPS Nevada, LLC and Shelborne Property Associates, LLC on a one quarter lag, therefore, amounts in our financial statements for the years ended December 31, 2014, 2013, and 2012 are based on balances and results of operations from BPS Nevada, LLC and Shelborne Property Associates, LLC as of and for the 12 months ended September 30, 2014, 2013, and 2012.

At September 30, 2014 and December 31, 2013, Lineage Logistics Holdings, LLC reported total assets of $2.2 billion and $645.7 million, respectively, total liabilities of $1.7 billion and $468.7 million, respectively, and members’ equity of $481.6 million and $177.0 million, respectively. For the nine months ended September 30, 2014 and and the years ended December 31, 2013 and 2012, Lineage Logistics Holdings, LLC reported revenues of $435.1 million, $335.5 million and $214.5 million, respectively, and income from continuing operations of $148.5 million, $12.5 million, and $21.9 million, respectively. These amounts are not reflected in the summarized investee financial information tables presented above.

We recognized equity in earnings of equity method investments in real estate of $24.1 million for the year ended December 31, 2014, equity in losses of equity method investments in real estate of $9.5 million for the year ended December 31, 2013, and

CPA®:17 – Global 2014 10-K — 90

Notes to Consolidated Financial Statements

equity in earnings of equity method investments in real estate of $9.8 million for the year ended December 31, 2012. For certain investments, earnings or losses of equity investments are based on the hypothetical liquidation at book value model as well as some depreciation and amortization adjustments related to basis differentials. Aggregate distributions from our interests in other unconsolidated real estate investments were $28.7 million, $18.1 million, and $31.9 million for the years ended December 31, 2014, 2013, and 2012, respectively. At December 31, 2014 and 2013, the unamortized basis differences on our equity investments were $31.0 million and $25.9 million, respectively, excluding acquisition fees of $6.8 million and $6.0 million, respectively. Net amortization of the basis differences reduced the carrying values of our equity investments by $4.3 million, $3.9 million, and $3.3 million for the years ended December 31, 2014, 2013, and 2012, respectively.

Acquisitions of Equity Investments During 2014

On November 19, 2014, we acquired a preferred equity position in BPS Nevada, LLC, an entity in which we hold a 15% equity interest, for a total cost of $18.2 million, including acquisition-related costs and fees of $0.2 million. The preferred equity interest provides us with a preferred rate of return of 8%, 10%, and 12% during the first four months of the term, the next four months of the term, and thereafter, respectively, through November 19, 2019, the date on which the preferred equity interest is redeemable. Our equity interest and preferred equity position in BPS Nevada, LLC allow us to have significant influence over the entity. Accordingly, we account for this investment using the equity method of accounting. On February 2, 2015, we funded an additional $9.1 million, including acquisition-related costs and fees of $0.1 million, related to this investment. During the year ended December 31, 2014, we recognized $0.2 million of income related to this investment, which is included in Equity in earnings (losses) of equity method investments in real estate in the consolidated financial statements.

On October 31, 2014, we and CPA®:18 – Global acquired an office facility leased to Apply Sørco AS in Stavanger, Norway through a jointly-owned investment for a total cost of $108.3 million, including capitalized acquisition-related costs and fees totaling $5.7 million and a deferred tax liability of $12.5 million that was recorded because the investment was a share transaction. We acquired a 49% interest in this venture for $53.1 million and account for this investment under the equity method of accounting. In connection with this transaction, this jointly-owned investment issued privately-placed bonds of $53.3 million, of which our share is $26.1 million, which is included within the carrying value of this investment and is based on the exchange rate of the Norwegian krone on the date of acquisition. The bonds pay an annual coupon of 4.4% on October 30 and mature on October 31, 2021.

On March 31, 2014, we and CPA®:18 – Global acquired an office facility leased to Bank Pekao S.A. in Warsaw, Poland through a jointly-owned investment for a total cost of $147.9 million. Acquisition-related costs and fees totaling $8.4 million were expensed by the jointly-owned investment as this acquisition was deemed a business combination. We acquired a 50% interest in this venture for $74.0 million and account for this investment under the equity method of accounting. Our share of the acquisition expenses and value added taxes paid is included within the carrying value of the investment. On May 21, 2014, this jointly-owned investment obtained non-recourse mortgage financing of $73.1 million, of which our share is $36.6 million, which is included within the carrying value of this investment and is based on the exchange rate of the euro on that date. This mortgage loan bears a fixed annual interest rate of 3.3% and matures on March 10, 2021.

Acquisitions of Equity Investments During 2013

On December 18, 2013, we and CPA®:18 – Global acquired a portfolio of five retail facilities, referred to as Agrokor 5, from Agrokor d.d. in Croatia through a jointly-owned investment for a total cost of $97.0 million, including capitalized acquisition-related costs and fees totaling $6.3 million. We acquired a 20% interest in this venture for $19.4 million and account for this investment under the equity method of accounting. On February 25, 2014, this jointly-owned investment obtained non-recourse mortgage financing of $42.9 million, of which our share is $8.6 million, which is included within the carrying value of this investment and is based on the exchange rate of the euro on that date. This mortgage loan bears a fixed annual interest rate of 5.8% and matures on December 31, 2020.

On August 20, 2013, we and CPA®:18 – Global acquired an office facility from State Farm in Austin, Texas through a jointly-owned investment for a total cost of $115.6 million, including capitalized acquisition-related costs and fees totaling $5.6 million. We acquired a 50% interest in this venture for $57.8 million and account for this investment under the equity method of accounting. In connection with this transaction, this jointly-owned investment obtained non-recourse mortgage financing of $72.8 million, of which our share is $36.4 million, which is included within the carrying value of this investment. This mortgage loan bears a fixed annual interest rate of 4.5% and matures on September 10, 2023.

CPA®:17 – Global 2014 10-K — 91

Notes to Consolidated Financial Statements

Conversion to Equity Investment

On April 7, 2014, we made a follow-on equity investment of $20.4 million, including acquisition-related costs and fees of $0.4 million, to our existing equity holdings in BG LLH, LLC, which owns substantially all of the equity of Lineage Logistics Holdings, LLC, an entity that owns and operates cold storage facilities in the United States. We formerly accounted for our existing equity holdings using the cost method of accounting. With our investment in April 2014, we were deemed to have significant influence over BG LLH, LLC and accordingly, we changed our accounting for this investment to the equity method of accounting. We reclassified our existing holdings, totaling $8.3 million, from Other assets, net to Equity investments in real estate during 2014. In accordance with Accounting Standards Codification 323-10-35-33, Increase in Level of Ownership or Degree of Influence, we have adjusted our financial statements retrospectively as if the equity method of accounting had been in effect during all previous periods in which the investment was held (Note 3). In addition, we recorded equity income of $11.5 million related to this investment for the year ended December 31, 2014, which is primarily comprised of our share of earnings recorded by the investee related to a business combination during the year, and which is included in Equity in earnings (losses) of equity method investments in real estate in the consolidated financial statements.

Hellweg 2 Restructuring

In 2007, CPA®:14, CPA®:15, and CPA®:16 – Global acquired a 33%, 40%, and 27% interest, respectively, in an entity, which we refer to as Purchaser, for the purposes of acquiring a 25% interest in a property holding company, which we refer to as PropCo, that owns 37 do-it-yourself stores located in Germany. This is referred to as the Hellweg 2 transaction. The remaining 75% interest in PropCo was owned by a third party, which we refer to as Partner. In November 2010, CPA®:14, CPA®:15, and CPA®:16 – Global obtained a 70% additional interest in PropCo from the Partner, resulting in Purchaser owning approximately 95% of PropCo. In 2011, we acquired CPA®:14’s interests. In 2012, WPC acquired CPA®:15’s interests through its merger with CPA®:15.

In October 2013, we acquired the Partner’s remaining 5% equity interest in PropCo, which resulted in PropCo incurring a German real estate transfer tax of $21.9 million, of which our share was approximately $8.1 million and was recorded within Equity in earnings (losses) of equity method investments in real estate in our consolidated financial statements for the year ended December 31, 2013. PropCo intends to appeal the real estate transfer tax upon assessment, but there is no certainty it will be successful in appealing its obligation. On January 31, 2014, WPC acquired CPA®:16 – Global’s interests in Hellweg 2 through its merger with CPA®:16 – Global. As of December 31, 2014, WPC holds a 63% interest, and we hold a 37% interest, in the Hellweg 2 investment. We account for this investment under the equity method of accounting.

ADC Arrangements

We account for the following ADC Arrangements under the equity method of accounting as we will participate in the residual interests through the sale or refinancing of the property (Note 3):

On December 27, 2012, we funded a domestic build-to-suit project with Shelborne Property Associates, LLC for the construction of a hotel property for a total estimated construction cost of up to $125.0 million, which was subsequently increased to $154.9 million. We funded $151.3 million through December 31, 2014. The loan is collateralized by the property and has an annual interest rate ranging from 6% to 8% for the first three years of the term, followed by seven one-year extensions of the term at the option of the borrower, at which point the annual interest rate would be 10%. At December 31, 2014, the related loan had an unfunded balance of $3.6 million.

On November 16, 2012, we funded a domestic build-to-suit project with IDL Wheel Tenant, LLC for the construction of an observation wheel in an entertainment complex, which we also acquired as a build-to-suit project (Note 5). The total estimated construction cost of the observation wheel is up to $50.0 million, of which we funded $30.7 million through December 31, 2014. The loan is personally guaranteed by each of the principals of IDL Wheel Tenant, LLC and has an annual interest rate of 9% and matures in November 2017. As part of the arrangement, we agreed to fund a portion of the loan in euros and we locked the euro to U.S. dollar exchange rate to the developer at $1.278 at the time of the transaction. This component of the loan is deemed to be an embedded derivative (Note 10). At December 31, 2014, the related loan had an unfunded balance of $19.3 million.

Note 8. Intangible Assets and Liabilities

In connection with our acquisitions of properties, we have recorded net lease intangibles that are being amortized over periods ranging from one year to 53 years. In addition, we have several ground lease intangibles that are being amortized over periods of up to 94 years. In-place lease and tenant relationship intangibles are included in In-place lease and tenant relationship intangible assets, net in the consolidated financial statements. Above-market rent intangibles, below-market ground lease (as lessee) intangibles, and goodwill are included in Other intangible assets, net in the consolidated financial statements. Below-market rent and above-market ground lease (as lessor) intangibles are included in Below-market rent and other intangible liabilities, net in the consolidated financial statements.

CPA®:17 – Global 2014 10-K — 92

Notes to Consolidated Financial Statements

In connection with our investment activity during 2014, we recorded net lease intangibles comprised as follows (life in years, dollars in thousands):

	Weighted-Average Life	Amount
Amortizable Intangible Assets
In-place lease	8.7	$19,493
Above-market rent	13.1	1,483
		$20,976
Amortizable Intangible Liabilities
Below-market rent	18.7	$(5,981)

Intangible assets and liabilities are summarized as follows (in thousands):

	December 31,
	2014			2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable Intangible Assets
In-place lease and tenant relationship	$551,569	$(119,125)	$432,444	$550,823	$(84,326)	$466,497
Above-market rent	92,548	(16,539)	76,009	97,109	(12,413)	84,696
Below-market ground leases	7,124	(199)	6,925	7,124	(79)	7,045
	$651,241	$(135,863)	$515,378	$655,056	$(96,818)	$558,238
Unamortizable Intangible Assets
Goodwill	304	—	304	345	—	345
Total intangible assets	$651,545	$(135,863)	$515,682	$655,401	$(96,818)	$558,583

Amortizable Intangible Liabilities
Below-market rent	$(116,887)	$13,293	$(103,594)	$(110,606)	$8,163	$(102,443)
Above-market ground lease	(1,145)	17	(1,128)	(157)	3	(154)
Total intangible liabilities	$(118,032)	$13,310	$(104,722)	$(110,763)	$8,166	$(102,597)

Net amortization of intangibles, including the effect of foreign currency translation, was $38.0 million, $35.5 million, and $28.3 million for the years ended December 31, 2014, 2013, and 2012, respectively. Amortization of below-market rent and above-market rent intangibles is recorded as an adjustment to Rental income; amortization of below-market ground lease and above-market ground lease intangibles is included in Property expenses; and amortization of in-place lease and tenant relationship intangibles is included in Depreciation and amortization.

We performed our annual test for impairment of goodwill as of December 31, 2014 and no impairment was indicated.

Based on the intangible assets and liabilities recorded at December 31, 2014, scheduled annual net amortization of intangibles for each of the next five calendar years and thereafter is as follows (in thousands):

Years Ending December 31,	Net Increase in Rental Income	Increase to Amortization/Property Expenses	Net
2015	$(1,244)	$37,565	$36,321
2016	(338)	32,070	31,732
2017	(100)	29,070	28,970
2018	(75)	28,962	28,887
2019	(67)	28,917	28,850
Thereafter	(25,761)	281,657	255,896
Total	$(27,585)	$438,241	$410,656

CPA®:17 – Global 2014 10-K — 93

Notes to Consolidated Financial Statements

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

Derivative Liabilities — Our derivative liabilities, which are included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, are comprised of interest rate swaps, foreign currency forward contracts, and embedded derivatives (Note 10). The interest rate swaps and foreign currency forward contracts were measured at fair value using readily observable market inputs, such as quotations on interest rates, and were classified as Level 2 because they are custom, over-the-counter contracts with various bank counterparties that are not traded in an active market. The embedded derivatives were measured at fair value using internal valuation models that incorporate market inputs and our own assumptions about future cash flows. We classified these liabilities as Level 3 because these liabilities are not traded in an active market.

We did not have any transfers into or out of Level 1, Level 2, and Level 3 measurements during the years ended December 31, 2014, 2013, and 2012. Gains and losses (realized and unrealized) included in earnings are reported in Other income and (expenses) in the consolidated financial statements.

Our other financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands):

		December 31, 2014		December 31, 2013
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-recourse debt (a)	3	$1,896,489	$1,961,905	$1,915,601	$1,944,865
Note receivable (a)	3	40,000	41,990	40,000	43,890
Other securities (b)	3	9,381	9,649	9,915	15,548
Deferred acquisition fees payable (c)	3	9,009	10,077	15,033	15,950
CMBS (d)	3	3,053	8,899	2,791	6,052
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

(b)
Amounts at December 31, 2014 primarily reflect our interest in a foreign debenture, which is included in Other assets, net in the consolidated financial statements. Amounts at December 31, 2013 reflect equity securities and our interest in the foreign debenture, both of which were included in Other assets, net in the consolidated financial statements. During 2014, we converted the equity securities to an equity investment in real estate (Note 7).

CPA®:17 – Global 2014 10-K — 94

Notes to Consolidated Financial Statements

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

(d)
The carrying value of our CMBS is inclusive of impairment charges recognized during 2014 and 2012, as well as accretion related to the estimated cash flows expected to be received. There were no purchases, sales, or impairment charges recognized during the year ended December 31, 2013.

We estimated that our other financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values at both December 31, 2014 and 2013.

Items Measured at Fair Value on a Non-Recurring Basis (Including Impairment Charges)

We periodically assess whether there are any indicators that the value of our real estate investments may be impaired or that their carrying value may not be recoverable. For investments in real estate held for use for which an impairment indicator is identified, we follow a two-step process to determine whether the investment is impaired and to determine the amount of the charge. First, we compare the carrying value of the property’s asset group to the future undiscounted net cash flows that we expect the property’s asset group will generate, including any estimated proceeds from the eventual sale of the property’s asset group. If this amount is less than the carrying value, the property’s asset group is considered to be impaired. We then measure the impairment charge as the excess of the carrying value of the property’s asset group over the estimated fair value of the property’s asset group, which is primarily determined using market information such as recent comparable sales, broker quotes, or third-party appraisals. If relevant market information is not available or is not deemed appropriate, we perform a future net cash flow analysis discounted for inherent risk associated with each investment. We determined that the significant inputs used to value these investments fall within Level 3 for fair value reporting. As a result of our assessments, we calculated impairment charges based on market conditions and assumptions that existed at the time. The valuation of real estate is subject to significant judgment and actual results may differ materially if market conditions or the underlying assumptions change.

The following table presents information about our assets that were measured at fair value on a non-recurring basis (in thousands):

	Year Ended December 31, 2014		Year Ended December 31, 2013		Year Ended December 31, 2012
	Fair Value Measurements	Total Impairment Charges	Fair Value Measurements	Total Impairment Charges	Fair Value Measurements	Total Impairment Charges
Impairment Charges from Continuing Operations
CMBS	$1,808	$570	$—	$—	$—	$2,019
Total impairment charges included in expenses		570		—		2,019
Equity investments in real estate	7,662	766	23,278	3,778	—	—
		$1,336		$3,778		$2,019

Impairment charges, and their related fair value measurements, recognized during 2014, 2013, and 2012 were as follows:

CMBS

During 2014, we incurred other-than-temporary impairment charges on two tranches in our CMBS portfolio totaling $0.6 million to reduce their carrying values to their estimated fair values as a result of non-performance. The fair value measurements related to the impairment charges were based on a third-party appraisal, subject to our corroboration for reasonableness. The fair value measurements are based on input from dealers, buyers, and other market participants, as well as updates on prepayments, losses, and delinquencies within our CMBS portfolio.

During 2012, we incurred other-than-temporary impairment charges on our CMBS portfolio totaling $2.0 million to reduce the carrying values of three CMBS tranches to zero as a result of non-performance and the advisor’s assessment that the likelihood of receiving further interest payments or return of principal was remote.

CPA®:17 – Global 2014 10-K — 95

Notes to Consolidated Financial Statements

Equity Investments in Real Estate

During 2014, we recognized an other-than-temporary impairment charge of $0.8 million to reduce the carrying value of a property held by a jointly-owned investment to its estimated fair value due to a decline in market conditions. The fair value measurement related to the impairment charge was determined by estimating discounted cash flows using three significant unobservable inputs, which are the cash flow discount rate, the residual discount rate, and the residual capitalization rate equal to 11.75%, 10.5%, and 9.5%, respectively. Significant increases or decreases to these inputs in isolation would result in a significant change in the fair value measurement.

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

Derivative Financial Instruments

When we use derivative instruments, it is generally to reduce our exposure to fluctuations in interest rates and foreign currency exchange rate movements. We have not entered into, and do not plan to enter into, financial instruments for trading or speculative purposes. In addition to derivative instruments that we entered into on our own behalf, we may also be a party to derivative instruments that are embedded in other contracts, and we may own common stock warrants, granted to us by lessees when structuring lease transactions, which are considered to be derivative instruments. The primary risks related to our use of derivative instruments include default by a counterparty to a hedging arrangement on its obligation and a downgrade in the credit quality of a counterparty to such an extent that our ability to sell or assign our side of the hedging transaction is impaired. While we seek to mitigate these risks by entering into hedging arrangements with counterparties that are large financial institutions that we deem to be creditworthy, it is possible that our hedging transactions, which are intended to limit losses, could adversely affect our earnings. Furthermore, if we terminate a hedging arrangement, we may be obligated to pay certain costs, such as transaction or breakage fees. We have established policies and procedures for risk assessment and the approval, reporting, and monitoring of derivative financial instrument activities.

We measure derivative instruments at fair value and record them as assets or liabilities, depending on our rights or obligations under the applicable derivative contract. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. For a derivative designated, and that qualified, as a cash flow hedge, the effective portion of the change in fair value of the derivative is recognized in Other comprehensive (loss) income until the hedged item is recognized in earnings. For a derivative designated, and that qualified, as a net investment hedge, the effective portion of the change in the fair value and/or the net settlement of the derivative are reported in Other comprehensive (loss) income as part of the cumulative foreign currency translation adjustment. Amounts are reclassified out of Other comprehensive (loss) income into earnings when the hedged investment is either sold or substantially liquidated. The ineffective portion of the change in fair value of the derivative is immediately recognized in earnings.

CPA®:17 – Global 2014 10-K — 96

Notes to Consolidated Financial Statements

The following table sets forth certain information regarding our derivative instruments (in thousands):

Derivatives Designated as Hedging Instruments		Asset Derivatives Fair Value at December 31,		Liability Derivatives Fair Value at December 31,
	Balance Sheet Location	2014	2013	2014	2013
Foreign currency forward contracts (a)	Other assets, net	$24,051	$2,002	$—	$—
Interest rate swaps	Other assets, net	71	1,895	—	—
Foreign currency collars	Other assets, net	—	429	—	—
Foreign currency forward contracts	Accounts payable, accrued expenses and other liabilities	—	—	—	(11,928)
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	—	—	(14,554)	(12,911)
Derivatives Not Designated as Hedging Instruments
Embedded derivatives (b)	Accounts payable, accrued expenses and other liabilities	—	—	—	(2,164)
Embedded derivatives (b) (c)	Other assets, net	499	2,314	—	—
Stock warrants (d)	Other assets, net	1,848	1,782	—	—
Foreign currency forward contracts (e)	Accounts payable, accrued expenses and other liabilities	—	—	(2,904)	—
Foreign currency forward contracts (a) (e)	Other assets, net	5,120	1,521	—	—
Swaption (f)	Other assets, net	505	1,205	—	—
Total derivatives		$32,094	$11,148	$(17,458)	$(27,003)
___________

(a)
In connection with an investment in Japan, we entered into a foreign currency forward contract that protects against fluctuations in foreign currency rates related to the Japanese yen, but did not qualify for hedge accounting as of December 31, 2013. During the year ended December 31, 2014, this foreign currency forward contract was re-designated as a net investment hedge.

(b)
In connection with the ADC Arrangement with IDL Wheel Tenant, LLC, we agreed to fund to the developer a portion of the loan in the euro and we locked the euro to U.S. dollar exchange rate at $1.278 at the time of the transaction (Note 7). This component of the loan is deemed to be an embedded derivative that requires separate measurement.

(c)
In December 2013, there was an amendment to the loan commitment for the refinancing of Agrokor d.d., referred to as the Agrokor 4 portfolio, which provided for an effective net settlement provision. In December 2014, the embedded derivative matured.

(d)
As part of the purchase of an interest in Hellweg 2 from CPA®:14 in May 2011, we acquired warrants from CPA®:14, which were granted by Hellweg 2 to CPA®:14. These warrants give us participation rights to any distributions made by Hellweg 2 and we are entitled to a cash distribution that equals a certain percentage of the liquidity event price of Hellweg 2, should a liquidity event occur.

(e)	In September 2014, a new forward contract was executed to offset an existing forward contract that has not yet reached its maturity. These two offsetting forward contracts will mature in July 2015.

(f)
In connection with the non-recourse debt financing related to our Cuisine Solutions, Inc. investment, we executed a swap and purchased a swaption, which grants us the right to enter into a new swap with a predetermined fixed rate should there be an extension of the loan maturity date.

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis on our consolidated financial statements. At both December 31, 2014 and 2013, no cash collateral had been posted nor received for any of our derivative positions.

CPA®:17 – Global 2014 10-K — 97

Notes to Consolidated Financial Statements

The following tables present the impact of our derivative instruments in the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives (Effective Portion)
	Years Ended December 31,
Derivatives in Cash Flow Hedging Relationships	2014	2013	2012
Interest rate cap (a)	$913	$1,188	$811
Interest rate swaps	(5,542)	10,107	(11,046)
Foreign currency collars	(290)	(2,059)	(2,951)
Foreign currency forward contracts	29,313	(6,168)	(3,030)
Put options	—	—	192

Derivatives in Net Investment Hedging Relationships (b)
Foreign currency forward contracts	484	—	—

Derivatives Formerly in Net Investment Hedging Relationships (c)
Foreign currency forward contracts	4,511	(2,237)	(1,014)
Total	$29,389	$831	$(17,038)

		Amount of Gain (Loss) Reclassified from Other Comprehensive Income (Loss) into Income (Effective Portion)
	Location of Gain (Loss)	Years Ended December 31,
Derivatives in Cash Flow Hedging Relationships	Recognized in Income	2014	2013 (d)	2012 (d)
Foreign currency collars	Other income and (expenses)	$751	$1,215	$1,918
Foreign currency forward contracts	Other income and (expenses)	1,145	909	366
Interest rate cap	Interest expense	(913)	(1,189)	(890)
Interest rate swaps	Interest expense	(7,057)	(7,268)	(4,867)
Total		$(6,074)	$(6,333)	$(3,473)
___________

(a)	Includes a gain attributable to noncontrolling interests of $0.4 million, $0.5 million, and $0.4 million for the years ended December 31, 2014, 2013, and 2012, respectively.

(b)
The effective portion of the change in fair value and the settlement of these contracts are reported in the foreign currency translation adjustment section of Other comprehensive (loss) income until the underlying investment is sold, at which time we reclassify the gain or loss to earnings.

(c)
In September 2014, a new forward contract was executed to offset an existing forward contract that has not yet reached its maturity. As a result of this transaction, this existing forward contract was de-designated as a hedging instrument. However, the effective portion of the change in fair value, through the date of the de-designation, and the settlement of this contract are reported in the foreign currency translation adjustment section of Other comprehensive (loss) income until the underlying investment is sold, at which time we will reclassify the gain or loss to earnings.

(d)
The amounts included in this column for the periods presented herein have been revised to reverse the signs that were incorrectly presented when originally filed. In addition, similar revisions will be made to the column for the quarter ended March 31, 2014 in the Form 10-Q for the quarter ended March 31, 2015 when filed.

CPA®:17 – Global 2014 10-K — 98

Notes to Consolidated Financial Statements

		Amount of Gain (Loss) Recognized in Income on Derivatives
	Location of Gain (Loss)	Years Ended December 31,
Derivatives Not in Hedging Relationships	Recognized in Income	2014	2013	2012
Embedded credit derivatives	Other income and (expenses)	$1,378	$1,159	$(1,141)
Foreign currency forward contracts	Other income and (expenses)	364	1,266	254
Put options	Other income and (expenses)	—	—	(2)
Stock warrants	Other income and (expenses)	66	297	66
Swaption	Other income and (expenses)	(700)	428	—
Derivatives in Hedging Relationships
Interest rate swaps (a)	Interest expense	(88)	212	(34)
Total		$1,020	$3,362	$(857)
___________

(a)	Relates to the ineffective portion of the hedging relationship.

See below for information on our purposes for entering into derivative instruments and for information on derivative instruments owned by unconsolidated investments, which are excluded from the tables above.

Interest Rate Swaps and Swaption

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our investment partners have obtained, and may in the future obtain, variable-rate, non-recourse mortgage loans, and as a result, we have entered into, and may continue to enter into, interest rate swap agreements or swaptions with counterparties. Interest rate swaps, which effectively convert the variable-rate debt service obligations of the loan to a fixed rate, are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flow over a specific period. The face amount on which the swaps are based is not exchanged. A swaption gives us the right but not the obligation to enter into an interest rate swap, of which the terms and conditions are set on the trade date, on a specified date in the future. Our objective in using these derivatives is to limit our exposure to interest rate movements.

The interest rate swaps and swaption that we had outstanding on our consolidated subsidiaries at December 31, 2014 are summarized as follows (currency in thousands):

Interest Rate Derivatives	Number of Instruments	Notional Amount		Fair Value at December 31, 2014 (a)
Designated as Cash Flow Hedging Instruments
Interest rate swaps	6	EUR	185,796	$(7,466)
Interest rate swaps	13	USD	234,089	(7,017)
Not Designated as Hedging Instrument
Swaption	1	USD	13,230	505
				$(13,978)
____________

(a)	Fair value amount is based on the exchange rate of the euro at December 31, 2014, as applicable.

The interest rate swap that one of our unconsolidated jointly-owned investments had outstanding at December 31, 2014 and was designated as a cash flow hedge is summarized as follows (currency in thousands):

Interest Rate Derivative	Ownership Interest in Investee at December 31, 2014	Number of Instruments	Notional Amount		Fair Value at December 31, 2014 (a)
Interest rate swap	85%	1	EUR	11,701	$(631)
____________

(a)	Fair value amount is based on the exchange rate of the euro at December 31, 2014.

CPA®:17 – Global 2014 10-K — 99

Notes to Consolidated Financial Statements

Foreign Currency Contracts

We are exposed to foreign currency exchange rate movements, primarily in the euro and, to a lesser extent, the British pound sterling, the Japanese yen, and the Norwegian krone. We manage foreign currency exchange rate movements by generally placing our debt service obligation on an investment in the same currency as the tenant’s rental obligation to us. This reduces our overall exposure to the net cash flow from that investment. However, we are subject to foreign currency exchange rate movements to the extent of the difference in the timing and amount of the rental obligation and the debt service. Realized and unrealized gains and losses recognized in earnings related to foreign currency transactions are included in Other income and (expenses) in the consolidated financial statements.

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

The following table presents the foreign currency derivative contracts we had outstanding and their designations at December 31, 2014 (currency in thousands):

Foreign Currency Derivatives	Number of Instruments	Notional Amount		Fair Value at December 31, 2014 (a)
Designated as Cash Flow Hedging Instruments
Foreign currency forward contracts	97	EUR	195,354	$19,479
Foreign currency forward contracts	12	JPY	563,608	2,211
Foreign currency forward contracts	17	NOK	12,239	16
Not Designated as Hedging Instruments
Foreign currency forward contracts	2	EUR	90,000	2,216
Designated as Net Investment Hedging Instruments
Foreign currency forward contracts	1	JPY	610,129	2,335
Foreign currency forward contracts	5	NOK	7,996	10
				$26,267
___________

(a)	Fair value amounts are based on the exchange rate of the euro, the Japanese yen, or the Norwegian krone, as applicable, at December 31, 2014.

Credit Risk-Related Contingent Features

Amounts reported in Other comprehensive (loss) income related to interest rate swaps will be reclassified to Interest expense as interest payments are made on our variable-rate debt. Amounts reported in Other comprehensive (loss) income related to foreign currency derivative contracts will be reclassified to Other income and (expenses) when the hedged foreign currency proceeds from foreign operations are repatriated to the United States. At December 31, 2014, we estimate that an additional $8.2 million and $5.4 million, inclusive of amounts attributable to noncontrolling interests of less than $0.1 million, will be reclassified as interest expense and other income, respectively, during the next 12 months.

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of collateral received, if any. No collateral was received as of December 31, 2014. At December 31, 2014, our total credit exposure was $24.3 million, inclusive of noncontrolling interest, and the maximum exposure to any single counterparty was $9.9 million.

Some of the agreements we have with our derivative counterparties contain certain credit-contingent provisions that could result in a declaration of default against us regarding our derivative obligations if we either default or are capable of being declared in default on certain of our indebtedness. At December 31, 2014, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives that were in a net liability position was $18.5 million and $25.1 million at December 31, 2014 and 2013, respectively, which included accrued interest and any adjustment for nonperformance risk. If we had breached any of these provisions at either December 31, 2014 or December 31, 2013, we could

CPA®:17 – Global 2014 10-K — 100

Notes to Consolidated Financial Statements

have been required to settle our obligations under these agreements at their aggregate termination value of $19.1 million or $27.1 million, respectively.

Portfolio Concentration Risk

Concentrations of credit risk arise when a number of tenants are engaged in similar business activities or have similar economic risks or conditions that could cause them to default on their lease obligations to us. We regularly monitor our portfolio to assess potential concentrations of credit risk. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Portfolio Overview for more information about our portfolio concentration risk.

For the year ended December 31, 2014, the following tenants represented 5% or more of total lease revenues:

•	Metro Cash & Carry Italia S.p.A. (10%);

•	The New York Times Company (9%);

•	Agrokor d.d. (8%);

•	KBR, Inc. (7%); and

•	General Parts Inc., Golden State Supply LLC, Straus-Frank Enterprises LLC, General Parts Distribution LLC, and Worldpac Inc. (6%).

Note 11. Non-Recourse Debt

Non-recourse debt consists of mortgage notes payable, which are collateralized by the assignment of real estate properties with an aggregate carrying value of approximately $2.9 billion at both December 31, 2014 and 2013, respectively. At December 31, 2014, our mortgage notes payable bore interest at fixed annual rates ranging from 2.0% to 8.0% and variable contractual annual rates ranging from 2.6% to 6.1%, with maturity dates ranging from 2015 to 2039.

Financing Activity During 2014

During 2014, we obtained five new non-recourse mortgage financings totaling $67.9 million with a weighted-average annual interest rate and term of 3.7% and 7.1 years, respectively, of which $57.8 million related to investments that we acquired during prior years and $10.1 million related to investments that we acquired during the current year. We also assumed a non-recourse mortgage loan of $10.3 million, including unamortized premium of $1.3 million, in connection with a new investment acquired during 2014.

Additionally, we refinanced two non-recourse mortgage loans totaling $22.1 million with new non-recourse mortgage loans totaling $24.9 million, with a weighted-average annual interest rate and term of 7.0% and 13.7 years, respectively, and recognized a total of $0.3 million in losses on the extinguishment of the refinanced debts.

Financing Activity During 2013

During 2013, we obtained new non-recourse mortgage financings totaling $296.6 million with a weighted-average annual interest rate and term of 4.6% and 11 years, respectively. Of the total, $162.6 million related to net-lease investments acquired during 2013, $115.5 million related to investments acquired during prior years, and $18.5 million related to eight self-storage properties acquired during 2013.

Additionally, we refinanced two non-recourse mortgage loans totaling $23.4 million with new non-recourse mortgage loans totaling $16.5 million with an annual interest rate and term of 4.9% and ten years, respectively, related to nine self-storage properties acquired during prior years.

CPA®:17 – Global 2014 10-K — 101

Notes to Consolidated Financial Statements

Scheduled Debt Principal Payments

Scheduled debt principal payments during each of the next five calendar years following December 31, 2014 and thereafter are as follows (in thousands):

Years Ending December 31,	Total
2015	$67,858
2016	272,144
2017	351,238
2018	154,884
2019	39,196
Thereafter through 2039	1,014,313
1,899,633
Unamortized discount, net	(3,144)
Total	$1,896,489

Certain amounts in the table above are based on the applicable foreign currency exchange rate at December 31, 2014. The impact on the carrying value of our Non-recourse debt due to the strengthening of the U.S. dollar relative to foreign currencies during 2014 was a decrease of $69.9 million from December 31, 2013 to December 31, 2014.

Note 12. Commitments and Contingencies

At December 31, 2014, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations. See Note 5 for unfunded construction commitments.

Note 13. Equity

Distributions

Distributions paid to stockholders consist of ordinary income, capital gains, return of capital, or a combination thereof for income tax purposes. The following table presents annualized distributions per share reported for tax purposes and serves as a designation of capital gain distributions, if applicable, pursuant to Internal Revenue Code Section 857(b)(3)(C) and Treasury Regulation § 1.857-6(e):

	Years Ended December 31,
	2014	2013	2012
Ordinary income	$0.3528	$0.3104	$0.3022
Capital gain	—	0.0110	—
Return of capital	0.2972	0.3286	0.3478
Total distributions paid	$0.6500	$0.6500	$0.6500

During the fourth quarter of 2014, our board of directors declared a quarterly distribution of $0.1625 per share, which was paid on January 15, 2015 to stockholders of record on December 31, 2014, in the amount of $53.4 million.

CPA®:17 – Global 2014 10-K — 102

Notes to Consolidated Financial Statements

Accumulated Other Comprehensive Loss

The following table presents the components of Accumulated other comprehensive loss reflected in equity, net of tax. Amounts include our proportionate share of other comprehensive loss from our unconsolidated investments (in thousands):

	December 31,
	2014	2013	2012
Foreign currency translation adjustments	$(88,212)	$3,666	$(21,864)
Net unrealized gain (loss) on derivative instruments	7,311	(16,717)	(19,250)
Unrealized loss on marketable securities	(106)	(391)	(485)
Accumulated other comprehensive loss	$(81,007)	$(13,442)	$(41,599)

Reclassifications Out of Accumulated Other Comprehensive Loss

The following tables present a reconciliation of changes in Accumulated other comprehensive loss by component for the periods presented (in thousands):

	Year Ended December 31, 2014
	Gains and Losses on Derivative Instruments	Gains and Losses on Marketable Securities	Foreign Currency Translation Adjustments	Total
Beginning balance	$(16,717)	$(391)	$3,666	$(13,442)
Other comprehensive income (loss) before reclassifications	18,365	285	(93,401)	(74,751)
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	7,970	—	—	7,970
Other income and (expenses)	(1,896)	—	—	(1,896)
Total	6,074	—	—	6,074
Net current-period Other comprehensive income (loss)	24,439	285	(93,401)	(68,677)
Net current-period Other comprehensive (income) loss attributable to noncontrolling interests	(411)	—	1,523	1,112
Ending balance	$7,311	$(106)	$(88,212)	$(81,007)

	Year Ended December 31, 2013
	Gains and Losses on Derivative Instruments	Gains and Losses on Marketable Securities	Foreign Currency Translation Adjustments	Total
Beginning balance	$(19,250)	$(485)	$(21,864)	$(41,599)
Other comprehensive (loss) income before reclassifications	(3,265)	94	25,742	22,571
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	8,457	—	—	8,457
Other income and (expenses)	(2,124)	—	—	(2,124)
Total	6,333	—	—	6,333
Net current-period Other comprehensive income	3,068	94	25,742	28,904
Net current-period Other comprehensive income attributable to noncontrolling interests	(535)	—	(212)	(747)
Ending balance	$(16,717)	$(391)	$3,666	$(13,442)

CPA®:17 – Global 2014 10-K — 103

Notes to Consolidated Financial Statements

	Year Ended December 31, 2012
	Gains and Losses on Derivative Instruments	Gains and Losses on Marketable Securities	Foreign Currency Translation Adjustments	Total
Beginning balance	$(3,141)	$(1,520)	$(33,489)	$(38,150)
Other comprehensive (loss) income before reclassifications	(19,217)	281	11,816	(7,120)
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	5,757	—	—	5,757
Other income and (expenses)	(2,284)	754	—	(1,530)
Total	3,473	754	—	4,227
Net current-period Other comprehensive (loss) income	(15,744)	1,035	11,816	(2,893)
Net current-period Other comprehensive income attributable to noncontrolling interests	(365)	—	(191)	(556)
Ending balance	$(19,250)	$(485)	$(21,864)	$(41,599)

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

We conduct business in various states and municipalities within the United States, Europe, and Asia, and as a result, we file income tax returns in the U.S. federal jurisdiction and various states and certain foreign jurisdictions.

We account for uncertain tax positions in accordance with Accounting Standards Codification 740, Income Taxes. The following table presents a reconciliation of the beginning and ending amount of unrecognized tax benefits (in thousands):

	Years Ended December 31,
	2014	2013
Beginning balance	$931	$647
(Reductions) additions based on tax positions related to the current year	(53)	284
Reduction for tax positions of prior years	(267)	—
Ending balance	$611	$931

At December 31, 2014 and 2013, we had unrecognized tax benefits as presented in the table above that, if recognized, would have a favorable impact on our effective income tax rate in future periods. We recognize interest and penalties related to uncertain tax positions in income tax expense. At both December 31, 2014 and 2013, we had approximately $0.1 million of accrued interest related to uncertain tax positions.

Our tax returns are subject to audit by taxing authorities. Such audits can often take years to complete and settle. The tax years 2010 through 2014 remain open to examination by the major taxing jurisdictions to which we are subject.

During 2010, we elected to treat our corporate subsidiary that engaged in hotel operations as a TRS. This subsidiary owned a hotel that was managed on our behalf by a third-party hotel management company. A TRS is subject to corporate federal income taxes. This subsidiary recognized de minimis profit since inception. This hotel property was sold in October 2013 and we dissolved the TRS after filing the final tax return.

CPA®:17 – Global 2014 10-K — 104

Notes to Consolidated Financial Statements

Deferred Income Taxes

Our deferred tax assets before valuation allowances were $16.2 million and $7.8 million at December 31, 2014 and 2013, respectively. Our deferred tax liabilities were $12.2 million and $4.6 million at December 31, 2014 and 2013, respectively. In connection with our adoption of the equity method of accounting for our investment in BG LLH, LLC, our deferred tax liability of $4.6 million at December 31, 2013 included adjustments of $0.6 million and $0.5 million related to increases to Provision for income taxes for the years ended December 31, 2012 and 2011, respectively (Note 3). We determined that $13.1 million and $4.8 million of our deferred tax assets did not meet the criteria for recognition under the accounting guidance for income taxes and accordingly, we established valuation allowances in those amounts at December 31, 2014 and 2013, respectively. Our deferred tax assets and liabilities at December 31, 2014 and 2013 are primarily the result of temporary differences related to:

•
basis differences between tax and GAAP for real estate assets and equity investments (For income tax purposes, certain acquisitions have resulted in us assuming the seller’s basis, or the carry-over basis, in assets and liabilities for tax purposes. In accordance with purchase accounting requirements under GAAP, we record all of the acquired assets and liabilities at their estimated fair values at the date of acquisition. For our subsidiaries subject to income taxes in the United States or in foreign jurisdictions, we recognize deferred income tax liabilities representing the tax effect of the difference between the tax basis and the fair value of the tangible and intangible assets recorded at the date of acquisition for GAAP.); and

•	tax net operating losses in foreign jurisdictions that may be realized in future periods if we generate sufficient taxable income.

At December 31, 2014 and 2013, we had net operating losses in foreign jurisdictions of approximately $46.6 million and $58.8 million, respectively. Our net operating losses will begin to expire in 2015 in certain foreign jurisdictions. The utilization of net operating losses may be subject to certain limitations under the tax laws of the relevant jurisdiction.

Note 15. Property Dispositions and Discontinued Operations

From time to time, we may decide to sell a property. We have an active capital recycling program, with a goal of extending the average lease term through reinvestment, improving portfolio credit quality through dispositions and acquisitions of assets, increasing the asset criticality factor in our portfolio, and/or executing strategic dispositions of assets. We may make a decision to dispose of a property when it is vacant as a result of tenants vacating space, tenants electing not to renew their leases, tenant insolvency, or lease rejection in the bankruptcy process. In such cases, we assess whether we can obtain the highest value from the property by selling it, as opposed to re-leasing it. We may also sell a property when we receive an unsolicited offer or negotiate a price for an investment that is consistent with our strategy for that investment. When it is appropriate to do so, we classify the property as an asset held for sale on our consolidated balance sheet. For those properties sold or classified as held-for-sale prior to January 1, 2014, we classify current and prior period results of operations of the property as discontinued operations under current accounting guidance (Note 3).

Property Dispositions Included in Continuing Operations

During 2014, we recognized a gain on sale of real estate of $12.5 million in connection with the I Shops Partial Sale (Note 5).

Property Dispositions Included in Discontinued Operations

The results of operations for properties that have been sold prior to January 1, 2014, and with which we have no continuing involvement, are reflected in the consolidated financial statements as discontinued operations and are summarized as follows (in thousands, net of tax):

	Years Ended December 31,
	2014	2013	2012
Revenues	$—	$3,807	$4,568
Expenses	—	(3,324)	(3,385)
Gain on sale of real estate	—	7,987	740
Loss on extinguishment of debt	—	(983)	—
Income from discontinued operations	$—	$7,487	$1,923

2014 — None of our property dispositions during 2014 qualified for classification as a discontinued operation.

CPA®:17 – Global 2014 10-K — 105

Notes to Consolidated Financial Statements

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

Note 16. Segment Information

We have determined that we operate in one reportable segment, real estate ownership, with domestic and international investments. Geographic information for this segment is as follows (in thousands):

Year Ended December 31, 2014	Domestic	Italy	Other International (a)	Total
Revenues	$279,483	$31,072	$86,151	$396,706
Income from continuing operations before income taxes and after gain on sale of real estate, net of tax	84,493	7,482	25,743	117,718
Net income attributable to noncontrolling interests	(32,093)	—	(749)	(32,842)
Net income attributable to CPA®:17 – Global	43,987	7,342	22,822	74,151
Long-lived assets (b)	2,454,911	297,112	841,264	3,593,287
Non-recourse debt	1,353,641	196,745	346,103	1,896,489

Year Ended December 31, 2013	Domestic	Italy	Other International (a)	Total
Revenues	$256,350	$30,795	$75,627	$362,772
Income from continuing operations before income taxes and after gain on sale of real estate, net of tax	24,265	7,208	30,156	61,629
Net income attributable to noncontrolling interests	(28,297)	—	(638)	(28,935)
Net income attributable to CPA®:17 – Global	2,569	7,128	29,017	38,714
Long-lived assets (b)	2,346,340	343,876	874,766	3,564,982
Non-recourse debt	1,319,094	223,937	372,570	1,915,601

Year Ended December 31, 2012	Domestic	Italy	Other International (a)	Total
Revenues	$203,919	$29,396	$56,662	$289,977
Income from continuing operations before income taxes and after gain on sale of real estate, net of tax	32,969	6,771	29,644	69,384
Net income attributable to noncontrolling interests	(25,898)	—	(600)	(26,498)
Net income attributable to CPA®:17 – Global	8,036	6,733	28,827	43,596
___________

(a)
All years include operations in Croatia, Germany, Hungary, Japan, Poland, the Netherlands, Spain, and the United Kingdom; 2014 and 2013 include an investment in India; and 2014 includes an investment in Norway.

(b)	Consists of Net investments in real estate and Equity investments in real estate.

CPA®:17 – Global 2014 10-K — 106

Notes to Consolidated Financial Statements

Note 17. Selected Quarterly Financial Data (Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Revenues	$101,149	$98,786	$97,987	$98,784
Expenses	58,523	53,365	52,186	57,152
Net income (a)	16,478	42,246	19,482	28,787
Net income attributable to noncontrolling interests	(7,677)	(7,640)	(9,193)	(8,332)
Net income attributable to CPA®:17 – Global (b)	$8,801	$34,606	$10,289	$20,455

Earnings per share attributable to CPA®:17 – Global (b)	$0.03	$0.11	$0.03	$0.06
Distributions declared per share	$0.1625	$0.1625	$0.1625	$0.1625

	Three Months Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Revenues	$86,798	$89,082	$91,209	$95,683
Expenses	48,752	49,038	58,649	60,393
Net income	21,186	21,256	13,788	11,419
Net income attributable to noncontrolling interests	(7,280)	(7,926)	(6,508)	(7,221)
Net income attributable to CPA®:17 – Global (b)	$13,906	$13,330	$7,280	$4,198

Earnings per share attributable to CPA®:17 – Global (b)	$0.05	$0.04	$0.02	$0.01
Distributions declared per share	$0.1625	$0.1625	$0.1625	$0.1625
__________

(a)	Amount for the three months ended June 30, 2014 includes a gain on sale of real estate of $12.5 million recognized in connection with the I Shops Partial Sale (Note 5).

(b)
In the course of preparing our 2014 consolidated financial statements, we discovered an error related to our accounting for a subsidiary’s functional currency. We corrected this error, and other errors previously recorded as out-of-period adjustments, and revised our consolidated financial statements for all prior periods impacted (Note 2). These errors resulted in an increase (decrease) to both Net income and Net income attributable to CPA®:17 – Global of $0.2 million, $(1.7) million and $(4.9) million for the three months ended March 31, 2014, June 30, 2014, and September 30, 2014, respectively, and a decrease to Earnings per share attributable to CPA®:17 – Global of $0.02 for the three months ended September 30, 2014. These errors also resulted in a (decrease) increase to Net income of $(0.9) million, $0.5 million, $2.2 million, and $(3.4) million, Net income attributable to CPA®:17 – Global of $(0.9) million, $0.5 million, $2.3 million and $(3.0) million for the three months ended March 31, 2013, June 30, 2013, September 30, 2013 and December 31, 2013, respectively, and a decrease to Earnings per share attributable to CPA®:17 – Global of $0.01 for the three months ended December 31, 2013. There were no impacts to Earnings per share attributable to CPA®:17 – Global in any other periods. In our quarterly reports for the periods ending March 31, 2015, June 30, 2015, and September 30, 2015 we will revise the presentation of the periods ended March 31, 2014, June 30, 2014, and September 30, 2014 to reflect these revision adjustments.

Note 18. Subsequent Event

In March 2015, our board of directors and the board of directors of WPC approved unsecured loans from WPC to us of up to $75.0 million, in the aggregate, at a rate equal to the rate at which WPC is able to borrow funds under its senior credit facility, for the purpose of facilitating acquisitions approved by the advisor’s investment committee that we would not otherwise have sufficient available funds to complete, with any loans to be made solely at the discretion of the management of WPC.

CPA®:17 – Global 2014 10-K — 107

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2014, 2013, and 2012
(in thousands)

Description	Balance at Beginning of Year	Change	Balance at End of Year
Year Ended December 31, 2014
Valuation reserve for deferred tax assets	$5,581	$7,522	$13,103

Year Ended December 31, 2013
Valuation reserve for deferred tax assets	$3,901	$1,680	$5,581

Year Ended December 31, 2012 (a)
Valuation reserve for deferred tax assets	$3,057	$844	$3,901
__________

(a)	The amounts for the year ended December 31, 2012 and 2011 have been revised due to an error in the consolidated financial statements related to accounting for deferred foreign income taxes (Note 2).

CPA®:17 – Global 2014 10-K — 108

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2014
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c)			Accumulated Depreciation (c)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Real Estate Under Operating Leases
Industrial facility in Norfolk, NE	$1,577	$625	$1,713	$—	$107	$625	$1,820	$2,445	$399	1975	Jun. 2008	30 yrs.
Office facility in Soest, Germany and warehouse/distribution facility in Bad Wünnenbeg, Germany	24,345	3,193	45,932	—	(11,398)	2,451	35,276	37,727	6,118	1982; 1996	Jul. 2008	36 yrs.
Learning center in Chicago, IL	13,876	6,300	20,509	—	(527)	6,300	19,982	26,282	4,330	1912	Jul. 2008	30 yrs.
Industrial facilities in Sergeant Bluff, IA; Bossier City, LA; and Alvarado, TX	30,245	2,725	25,233	28,116	(3,395)	4,701	47,978	52,679	5,268	Various	Aug. 2008	25 - 40 yrs.
Industrial facility in Waldaschaff, Germany	5,719	10,373	16,708	—	(11,495)	5,911	9,675	15,586	3,759	1937	Aug. 2008	15 yrs.
Sports facilities in Phoenix, AZ and Columbia, MD	36,304	14,500	48,865	—	(2,062)	14,500	46,803	61,303	7,313	2006	Sep. 2008	40 yrs.
Office facility in Birmingham, United Kingdom	12,932	3,591	15,810	949	(731)	3,438	16,181	19,619	2,037	2009	Sep. 2009	40 yrs.
Retail facilities in Gorzow, Poland	6,807	1,095	13,947	—	(2,600)	907	11,535	12,442	1,519	2007; 2008	Oct. 2009	40 yrs.
Office facility in Hoffman Estates, IL	18,912	5,000	21,764	—	—	5,000	21,764	26,764	2,757	2009	Dec. 2009	40 yrs.
Office facility in The Woodlands, TX	37,039	1,400	41,502	—	—	1,400	41,502	42,902	5,274	2009	Dec. 2009	40 yrs.
Retail facilities located throughout Spain	41,920	32,574	52,101	—	(10,732)	28,284	45,659	73,943	5,698	Various	Dec. 2009	20 yrs.
Industrial facilities in Middleburg Heights and Union Township, OH	6,131	1,000	10,793	2	—	1,000	10,795	11,795	1,327	1997	Feb. 2010	40 yrs.
Industrial facilities in Phoenix, AZ; Colton, Fresno, Los Angeles, Orange, Pomona, and San Diego, CA; Safety Harbor, FL; Durham, NC; and Columbia, SC	13,322	19,001	13,059	—	—	19,001	13,059	32,060	1,832	Various	Mar. 2010	27 - 40 yrs.
Industrial facility in Evansville, IN	16,419	150	9,183	11,745	—	150	20,928	21,078	2,210	2009	Mar. 2010	40 yrs.
Warehouse/distribution facilities in Bristol, Cannock, Liverpool, Luton, Plymouth, Southampton, and Taunton, United Kingdom	5,100	8,639	2,019	—	112	8,714	2,056	10,770	343	Various	Apr. 2010	28 yrs.
Warehouse/distribution facilities in Zagreb, Croatia	44,339	31,941	45,904	—	(5,607)	29,472	42,766	72,238	6,650	2001; 2009	Apr. 2010	30 yrs.
Office facilities in Tampa, FL	34,093	18,300	32,856	549	—	18,323	33,382	51,705	3,790	1985; 2000	May 2010	40 yrs.
Warehouse/distribution facility in Bowling Green, KY	27,318	1,400	3,946	33,809	—	1,400	37,755	39,155	3,146	2011	May 2010	40 yrs.
Retail facility in Elorrio, Spain	—	19,924	3,981	—	352	20,113	4,144	24,257	465	1996	Jun. 2010	40 yrs.
Warehouse/distribution facility in Gadki, Poland	4,526	1,134	1,183	7,611	(1,376)	973	7,579	8,552	710	2011	Aug. 2010	40 yrs.
Industrial and office facilities in Elberton, GA	—	560	2,467	—	—	560	2,467	3,027	308	1997; 2002	Sep. 2010	40 yrs.

CPA®:17 – Global 2014 10-K — 109

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2014
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c)			Accumulated Depreciation (c)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Warehouse/distribution facilities in Rincon and Unadilla, GA	25,998	1,595	44,446	—	—	1,595	44,446	46,041	4,630	2000; 2006	Nov. 2010	40 yrs.
Office facility in Hartland, WI	3,471	1,402	2,041	—	—	1,402	2,041	3,443	243	2001	Nov. 2010	35 yrs.
Retail facilities in Kutina, Slavonski Brod, Spansko, and Zagreb, Croatia	19,332	6,700	24,114	194	(2,672)	6,079	22,257	28,336	3,025	2002; 2003; 2007	Dec. 2010	30 yrs.
Warehouse/distribution facilities located throughout the United States	110,281	31,735	129,011	—	(9,680)	28,511	122,555	151,066	14,102	Various	Dec. 2010	40 yrs.
Office facility in Madrid, Spain	—	22,230	81,508	—	(7,726)	20,570	75,442	96,012	7,538	2002	Dec. 2010	40 yrs.
Office facility in Houston, TX	3,451	1,838	2,432	—	20	1,838	2,452	4,290	392	1982	Dec. 2010	25 yrs.
Retail facility in Las Vegas, NV	40,000	26,934	31,037	26,048	(44,166)	5,070	34,783	39,853	2,176	2012	Dec. 2010	40 yrs.
Warehouse/distribution facilities in Oxnard and Watsonville, CA	43,927	16,036	67,300	—	(7,149)	16,036	60,151	76,187	6,698	Various	Jan. 2011	10 - 40 yrs.
Warehouse/distribution facility in Dillon, SC	19,173	1,355	15,620	1,600	(69)	1,286	17,220	18,506	1,520	2001	Mar. 2011	40 yrs.
Warehouse/distribution facility in Middleburg Heights, OH	—	600	1,690	—	—	600	1,690	2,290	158	2002	Mar. 2011	40 yrs.
Office facility in Martinsville, VA	8,620	600	1,998	10,999	—	600	12,997	13,597	982	2011	May 2011	40 yrs.
Land in Chicago, IL	5,031	7,414	—	—	—	7,414	—	7,414	—	N/A	Jun. 2011	N/A
Industrial facility in Fraser, MI	4,215	928	1,392	5,803	(80)	928	7,115	8,043	541	2012	Sep. 2011	35 yrs.
Retail facilities located throughout Italy	196,745	91,691	262,377	—	(35,797)	81,944	236,327	318,271	21,159	Various	Sep. 2011	29 - 40 yrs.
Retail facilities in Delnice, Pozega, and Sesvete, Croatia	21,230	2,687	24,820	15,378	(5,025)	3,611	34,249	37,860	3,513	2011	Nov. 2011	30 yrs.
Retail facility in Orlando, FL	—	32,739	—	19,909	(32,739)	5,577	14,332	19,909	147	2011	Dec. 2011	40 yrs.
Land in Hudson, NY	809	2,080	—	—	—	2,080	—	2,080	—	N/A	Dec. 2011	N/A
Office facilities in Aurora, Eagan, and Virginia, MN	92,400	13,546	110,173	—	993	13,546	111,166	124,712	11,203	Various	Jan. 2012	32 - 40 yrs.
Industrial facility in Chimelow, Poland	11,453	1,323	5,245	18,841	(914)	1,274	23,221	24,495	1,353	2012	Apr. 2012	40 yrs.
Office facility in St. Louis, MO	4,107	954	4,665	—	—	954	4,665	5,619	316	1995	Jul. 2012	38 yrs.
Industrial facility in Avon, OH	3,659	926	4,975	—	—	926	4,975	5,901	367	2001	Aug. 2012	35 yrs.
Industrial facility in Elk Grove Village, IL	9,223	1,269	11,317	59	—	1,269	11,376	12,645	1,256	1961	Aug. 2012	40 yrs.
Learning centers in Montgomery, AL and Savannah, GA	16,318	5,255	16,960	—	—	5,255	16,960	22,215	1,203	1969; 2002	Sep. 2012	40 yrs.
Automotive dealerships in Huntsville, AL; Bentonville, AR; Bossier City, LA; Lee’s Summit, MO; Fayetteville, TN; and Fort Worth, TX	36,896	17,283	32,225	—	(15)	17,269	32,224	49,493	3,327	Various	Sep. 2012	16 yrs.
Office facility in Warrenville, IL	19,319	3,698	28,635	—	—	3,698	28,635	32,333	1,879	2002	Sep. 2012	40 yrs.
Office and warehouse/distribution facilities in Zary, Poland	3,405	356	1,168	6,910	(574)	332	7,528	7,860	345	2013	Sep. 2012	40 yrs.

CPA®:17 – Global 2014 10-K — 110

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2014
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c)			Accumulated Depreciation (c)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Industrial facility in Sterling, VA	14,430	3,118	14,007	5,071	—	3,118	19,078	22,196	1,242	1980	Oct. 2012	35 yrs.
Office facility in Houston, TX	128,200	19,331	123,084	4,088	2,899	19,331	130,071	149,402	9,193	1973	Nov. 2012	30 yrs.
Retail facility in Orlando, FL	48,914	3,307	10,607	—	—	3,307	10,607	13,914	—	2012	Nov. 2012	40 yrs.
Office facility in Eagan, MN	9,640	2,104	11,462	—	(84)	1,994	11,488	13,482	725	2003	Dec. 2012	35 yrs.
Warehouse/distribution facility in Saitama Prefecture, Japan	21,679	17,292	28,575	—	(14,445)	11,846	19,576	31,422	1,617	2006	Dec. 2012	26 yrs.
Retail facilities in Bjelovar, Karlovac, Krapina, Metkovic, Novigrad, Porec, Umag, and Vodnjan, Croatia	19,793	5,059	28,294	5,816	(3,045)	6,619	29,505	36,124	1,484	Various	Dec. 2012	32 - 40 yrs.
Industrial facility in Portage, WI	4,836	3,338	4,556	502	—	3,338	5,058	8,396	347	1970	Jan. 2013	30 yrs.
Retail facility in Dallas, TX	10,237	4,441	9,649	—	—	4,441	9,649	14,090	456	1913	Feb. 2013	40 yrs.
Warehouse/distribution facility in Dillon, SC	26,000	3,096	2,281	37,989	—	3,096	40,270	43,366	582	2013	Mar. 2013	40 yrs.
Land in Chicago, IL	—	15,459	—	—	—	15,459	—	15,459	—	N/A	Apr. 2013	N/A
Office facility in Northbrook, IL	5,742	—	942	—	—	—	942	942	98	2007	May 2013	40 yrs.
Industrial facility in Wageningen, Netherlands	19,807	4,790	24,301	47	(2,039)	4,497	22,602	27,099	855	2013	Jul. 2013	40 yrs.
Warehouse/distribution facilities in Gadki, Poland	35,460	9,219	48,578	121	(3,983)	8,584	45,351	53,935	1,823	2007; 2010	Jul. 2013	40 yrs.
Automotive dealership in Lewisville, TX	9,450	3,269	9,605	—	—	3,269	9,605	12,874	449	2004	Aug. 2013	39 yrs.
Office facility in Auburn Hills, MI	6,151	789	7,163	—	—	789	7,163	7,952	230	2012	Oct. 2013	40 yrs.
Office facility in Haibach, Germany	10,473	2,544	11,114	—	(1,369)	2,289	10,000	12,289	461	1993	Oct. 2013	30 yrs.
Office facility in Houston, TX	31,200	7,898	37,474	435	1,619	7,898	39,528	47,426	1,450	1963	Dec. 2013	30 yrs.
Office facility in Tempe, AZ	14,800	—	16,996	1,630	—	—	18,626	18,626	543	2000	Dec. 2013	40 yrs.
Office facility in Tucson, AZ	9,662	2,440	11,175	—	—	2,440	11,175	13,615	312	2002	Feb. 2014	38 yrs.
Industrial facility in New Concord, OH	1,742	784	2,636	—	—	784	2,636	3,420	61	1999	Apr. 2014	35 - 40 yrs.
Office facility in Krakow, Poland	6,316	2,771	6,549	—	(540)	2,603	6,177	8,780	58	2003	Sep. 2014	40 yrs.
Retail facility in Gelsenkirchen, Germany	—	2,060	17,534	—	(688)	1,982	16,924	18,906	130	1981	Oct. 2014	35 yrs.
Office facility in Plymouth, Minnesota	—	2,601	15,599	—	—	2,601	15,599	18,200	36	1999	Dec. 2014	40 yrs.
	$1,514,519	$592,309	$1,776,805	$244,221	$(216,620)	$513,172	$1,883,543	$2,396,715	$175,478

CPA®:17 – Global 2014 10-K — 111

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2014
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period Total	Date of Construction	Date Acquired
Description	Encumbrances	Land	Buildings
Direct Financing Method
Industrial and office facilities in Nagold, Germany	$10,423	$6,012	$41,493	$—	$(25,949)	$21,556	1937; 1994	Aug. 2008
Industrial facilities in Mayodan, Sanford, and Stoneville, NC	21,444	3,100	35,766	—	(1,616)	37,250	1992; 1997; 1998	Dec. 2008
Industrial facility in Glendale Heights, IL	17,931	3,820	11,148	18,245	2,431	35,644	1991	Jan. 2009
Office facility in New York City, NY	111,702	—	233,720	—	12,095	245,815	2007	Mar. 2009
Industrial facilities in Colton, Fresno, Los Angeles, Orange, Pomona, and San Diego, CA; Holly Hill, FL; Rockmart, GA; Ooltewah, TN; and Dallas, TX	9,665	1,730	20,778	—	(579)	21,929	Various	Mar. 2010
Warehouse/distribution facilities in Bristol, Leeds, Liverpool, Luton, Newport, Plymouth, and Southampton, United Kingdom	11,696	508	24,009	—	(606)	23,911	Various	Apr. 2010
Retail facilities in Dugo Selo and Samobor, Croatia	9,349	1,804	11,618	—	(1,182)	12,240	2002; 2003	Dec. 2010
Warehouse/distribution facility in Oxnard, CA	5,777	—	8,957	—	181	9,138	1975	Jan. 2011
Industrial facilities in Bartow, FL; Momence, IL; Smithfield, NC; Hudson, NY; and Ardmore, OK	22,473	3,750	50,177	—	3,893	57,820	Various	Apr. 2011
Industrial facility in Clarksville, TN	4,535	600	7,291	—	281	8,172	1998	Aug. 2011
Industrial facility in Countryside, IL	2,000	425	1,800	—	34	2,259	1981	Dec. 2011
Industrial facility in Bluffton, IN	1,914	264	3,407	—	20	3,691	1975	Apr. 2014
	$228,909	$22,013	$450,164	$18,245	$(10,997)	$479,425

CPA®:17 – Global 2014 10-K — 112

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2014
(in thousands)

		Initial Cost to Company			Costs Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c)					Date of Construction		Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Buildings	Personal Property			Land	Buildings	Personal Property	Total	Accumulated Depreciation (c)		Date Acquired
Operating Real Estate – Self-Storage Facilities
Fort Worth, TX	$1,538	$610	$2,672	$—	$14	$—	$610	$2,686	$—	$3,296	$301	2004	Apr. 2011	33 yrs.
Anaheim, CA	1,148	1,040	1,166	—	31	—	1,040	1,197	—	2,237	149	1988	Jun. 2011	33 yrs.
Apple Valley, CA	2,300	400	3,910	—	132	—	400	4,042	—	4,442	407	1989	Jun. 2011	35 yrs.
Apple Valley, CA	1,446	230	2,196	—	25	—	230	2,221	—	2,451	237	1989	Jun. 2011	33 yrs.
Bakersfield, CA	849	370	3,133	—	256	—	370	3,389	—	3,759	409	1972	Jun. 2011	30 yrs.
Bakersfield, CA	2,130	690	3,238	—	80	—	690	3,318	—	4,008	343	1987	Jun. 2011	34 yrs.
Bakersfield, CA	2,013	690	3,298	—	62	—	690	3,360	—	4,050	343	1990	Jun. 2011	35 yrs.
Bakersfield, CA	1,714	480	3,297	—	56	—	480	3,353	—	3,833	451	1974	Jun. 2011	35 yrs.
Fresno, CA	2,638	601	7,300	—	201	—	601	7,501	—	8,102	1,243	1976	Jun. 2011	30 yrs.
Grand Terrace, CA	728	950	1,903	—	42	—	950	1,945	—	2,895	270	1978	Jun. 2011	25 yrs.
Harbor City, CA	1,293	1,487	810	—	22	—	1,487	832	—	2,319	116	1987	Jun. 2011	30 yrs.
San Diego, CA	6,273	7,951	3,926	—	152	—	7,951	4,078	—	12,029	495	1986	Jun. 2011	30 yrs.
Palm Springs, CA	2,511	1,287	3,124	—	65	—	1,287	3,189	—	4,476	378	1989	Jun. 2011	30 yrs.
Palmdale, CA	2,773	940	4,263	—	225	—	940	4,488	—	5,428	492	1988	Jun. 2011	32 yrs.
Palmdale, CA	2,081	1,220	2,954	—	33	—	1,220	2,987	—	4,207	321	1988	Jun. 2011	33 yrs.
Riverside, CA	1,124	560	1,492	—	35	—	560	1,527	—	2,087	180	1985	Jun. 2011	30 yrs.
Rosamond, CA	1,700	460	3,220	—	27	—	460	3,247	—	3,707	347	1995	Jun. 2011	33 yrs.
Rubidoux, CA	1,247	514	1,653	—	40	—	514	1,693	—	2,207	180	1986	Jun. 2011	33 yrs.
South Gate, CA	1,774	1,597	2,067	—	86	—	1,597	2,153	—	3,750	258	1925	Jun. 2011	30 yrs.
Kailua-Kona, HI	832	1,000	1,108	—	59	—	1,000	1,167	—	2,167	159	1987	Jun. 2011	30 yrs.
Chicago, IL	2,342	600	4,124	—	194	—	600	4,318	—	4,918	452	1916	Jun. 2011	25 yrs.
Chicago, IL	1,321	400	2,074	—	143	—	400	2,217	—	2,617	243	1968	Jun. 2011	30 yrs.
Rockford, IL	1,363	548	1,881	—	5	—	548	1,886	—	2,434	268	1979	Jun. 2011	25 yrs.
Rockford, IL	250	114	633	—	9	—	114	642	—	756	89	1979	Jun. 2011	25 yrs.
Rockford, IL	1,319	380	2,321	—	15	—	380	2,336	—	2,716	326	1957	Jun. 2011	25 yrs.
Kihei, HI	5,501	2,523	7,481	—	414	—	2,523	7,895	—	10,418	668	1991	Aug. 2011	40 yrs.
Bakersfield, CA	1,900	1,060	3,138	—	37	(464)	1,060	2,711	—	3,771	368	1979	Aug. 2011	25 yrs.
Bakersfield, CA	2,025	767	2,230	—	57	—	767	2,287	—	3,054	313	1979	Aug. 2011	25 yrs.
National City, CA	2,550	3,158	1,483	—	44	—	3,158	1,527	—	4,685	188	1987	Aug. 2011	28 yrs.
Mundelein, IL	3,600	1,080	5,287	—	192	—	1,080	5,479	—	6,559	736	1991	Aug. 2011	25 yrs.
Pearl City, HI	3,450	—	5,141	—	240	—	—	5,381	—	5,381	908	1977	Aug. 2011	20 yrs.
Palm Springs, CA	2,000	1,019	2,131	—	140	—	1,019	2,271	—	3,290	269	1987	Sep. 2011	28 yrs.
Loves Park, IL	1,244	394	3,390	—	12	(139)	394	3,263	—	3,657	547	1997	Sep. 2011	20 yrs.
Mundelein, IL	765	535	1,757	—	44	—	535	1,801	—	2,336	300	1989	Sep. 2011	20 yrs.

CPA®:17 – Global 2014 10-K — 113

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2014
(in thousands)

		Initial Cost to Company			Costs Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c)					Date of Construction		Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Buildings	Personal Property			Land	Buildings	Personal Property	Total	Accumulated Depreciation (c)		Date Acquired
Chicago, IL	3,200	1,049	5,672	—	241	(3)	1,049	5,910	—	6,959	625	1988	Sep. 2011	30 yrs.
Bakersfield, CA	2,500	1,068	2,115	—	70	464	1,068	2,649	—	3,717	294	1971	Nov. 2011	40 yrs.
Beaumont, CA	2,610	1,616	2,873	—	48	—	1,616	2,921	—	4,537	291	1992	Nov. 2011	40 yrs.
Victorville, CA	1,200	299	1,766	—	36	—	299	1,802	—	2,101	189	1990	Nov. 2011	40 yrs.
Victorville, CA	1,020	190	1,756	—	46	—	190	1,802	—	1,992	180	1990	Nov. 2011	40 yrs.
San Bernardino, CA	1,000	698	1,397	—	75	—	698	1,472	—	2,170	136	1989	Nov. 2011	40 yrs.
Peoria, IL	2,230	549	2,424	—	20	—	549	2,444	—	2,993	319	1990	Nov. 2011	35 yrs.
East Peoria, IL	1,775	409	1,816	—	43	—	409	1,859	—	2,268	224	1986	Nov. 2011	35 yrs.
Loves Park, IL	1,000	439	998	—	106	139	439	1,243	—	1,682	144	1978	Nov. 2011	35 yrs.
Hesperia, CA	900	648	1,377	—	11	—	648	1,388	—	2,036	148	1989	Dec. 2011	40 yrs.
Mobile, AL	1,975	1,078	3,799	—	7	—	1,078	3,806	—	4,884	972	1974	Jun. 2012	12 yrs.
Slidell, LA	2,400	620	3,434	—	32	—	620	3,466	—	4,086	406	1998	Jun. 2012	32 yrs.
Baton Rouge, LA	800	401	955	—	11	—	401	966	—	1,367	188	1980	Jun. 2012	18 yrs.
Baton Rouge, LA	2,125	820	3,222	—	94	—	820	3,316	—	4,136	481	1980	Jun. 2012	25 yrs.
Gulfport, MS	1,200	591	2,539	—	58	—	591	2,597	—	3,188	586	1977	Jun. 2012	15 yrs.
Cherry Valley, IL	1,818	1,076	1,763	—	2	—	1,076	1,765	—	2,841	296	1988	Jul. 2012	20 yrs.
Fayetteville, NC	3,120	1,677	3,116	—	23	—	1,677	3,139	—	4,816	315	2001	Sep. 2012	34 yrs.
Tampa, FL	3,800	599	6,273	—	12	—	599	6,285	—	6,884	339	1999	Nov. 2012	40 yrs.
St. Petersburg, FL	4,100	2,253	3,512	—	137	(1)	2,253	3,648	—	5,901	204	1990	Nov. 2012	40 yrs.
Palm Harbor, FL	7,100	2,192	7,237	—	131	—	2,192	7,368	—	9,560	423	2001	Nov. 2012	40 yrs.
Midland, TX	4,300	1,026	5,546	—	—	—	1,026	5,546	—	6,572	392	2008	Dec. 2012	20 yrs.
Midland, TX	5,830	2,136	6,665	—	—	—	2,136	6,665	—	8,801	454	2006	Dec. 2012	20 yrs.
Odessa, TX	3,970	975	4,924	—	—	—	975	4,924	—	5,899	347	2006	Dec. 2012	20 yrs.
Odessa, TX	5,400	1,099	6,510	—	—	—	1,099	6,510	—	7,609	465	2004	Dec. 2012	20 yrs.
Cathedral City, CA	1,429	—	2,275	—	2	—	—	2,277	—	2,277	157	1990	Mar. 2013	34 yrs.
Hilo, HI	3,965	296	4,996	—	—	—	296	4,996	—	5,292	194	2007	Jun. 2013	40 yrs.
Clearwater, FL	2,880	924	2,966	—	18	—	924	2,984	—	3,908	140	2001	Jul. 2013	32 yrs.
CPA®:17 – Global 2014 10-K — 114

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2014
(in thousands)

		Initial Cost to Company			Costs Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c)							Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Buildings	Personal Property			Land	Buildings	Personal Property	Total	Accumulated Depreciation (c)	Date of Construction	Date Acquired
Winder, GA	415	546	30	—	5	—	546	35	—	581	3	2006	Jul. 2013	31 yrs.
Winder, GA	1,427	495	1,253	—	41	—	495	1,294	—	1,789	99	2001	Jul. 2013	25 yrs.
Orlando, FL	4,160	1,064	4,889	—	36	—	1,064	4,925	—	5,989	213	2000	Aug. 2013	35 yrs.
Palm Coast, FL	3,420	1,749	3,285	—	20	—	1,749	3,305	—	5,054	176	2001	Sep. 2013	29 yrs.
Holiday, FL	2,250	1,829	1,097	—	2	—	1,829	1,099	—	2,928	63	1975	Nov. 2013	23 yrs.
	$153,061	$66,066	$202,281	$—	$4,516	$(4)	$66,066	$206,793	$—	$272,859	$22,217
___________

(a)
Consists of the cost of improvements subsequent to acquisition and acquisition costs, including construction costs on build-to-suit transactions, legal fees, appraisal fees, title costs, and other related professional fees. For business combinations, transaction costs are excluded.

(b)
The increase (decrease) in net investment was primarily due to (i) the amortization of unearned income from net investment in direct financing leases, which produces a periodic rate of return that at times may be greater or less than lease payments received, (ii) sales of properties, (iii) impairment charges, and (iv) changes in foreign currency exchange rates.

(c)	A reconciliation of real estate and accumulated depreciation follows:

CPA®:17 – Global 2014 10-K — 115

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
NOTES TO SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
(in thousands)

	Reconciliation of Real Estate Subject to Operating Leases
	Years Ended December 31,
	2014	2013	2012
Beginning balance	$2,402,315	$2,107,549	$1,494,273
Additions	65,115	226,123	508,443
Improvements	3,554	8,970	4,964
Dispositions	(32,739)	—	(56,200)
Foreign currency translation adjustment	(124,536)	30,155	23,123
Reclassification from real estate under construction	83,006	29,518	140,324
Reclassification to direct financing lease	—	—	(7,378)
Ending balance	$2,396,715	$2,402,315	$2,107,549

	Reconciliation of Accumulated Depreciation for Real Estate Subject to Operating Leases
	Years Ended December 31,
	2014	2013	2012
Beginning balance	$129,051	$77,326	$39,857
Depreciation expense	54,976	49,785	37,265
Dispositions	—	—	(447)
Foreign currency translation adjustment	(8,549)	1,940	1,371
Reclassification to direct financing lease	—	—	(720)
Ending balance	$175,478	$129,051	$77,326

	Reconciliation of Operating Real Estate
	Years Ended December 31,
	2014	2013	2012
Beginning balance	$283,370	$254,805	$178,141
Additions	—	27,697	74,968
Improvements	2,047	1,369	2,235
Reclassification from real estate under construction	14,929	12,557	—
Dispositions	(27,487)	(13,058)	—
Write-off of fully depreciated asset	—	—	(539)
Ending balance	$272,859	$283,370	$254,805

	Reconciliation of Accumulated Depreciation for Operating Real Estate
	Years Ended December 31,
	2014	2013	2012
Beginning balance	$15,354	$7,757	$2,745
Depreciation expense	8,664	8,470	5,551
Dispositions	(1,801)	(873)	—
Write-off of fully depreciated asset	—	—	(539)
Ending balance	$22,217	$15,354	$7,757

At December 31, 2014, the aggregate cost of real estate that we and our consolidated subsidiaries own for federal income tax purposes was approximately $3.3 billion.

CPA®:17 – Global 2014 10-K — 116

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
SCHEDULE IV — MORTGAGE LOANS ON REAL ESTATE
December 31, 2014
(dollars in thousands)

	Interest Rate	Final Maturity Date	Fair Value	Carrying Amount
Description
Financing agreement — China Alliance Properties Limited	11.0%	Dec. 2015	$41,990	$40,000

NOTES TO SCHEDULE IV — MORTGAGE LOANS ON REAL ESTATE
(in thousands)

	Reconciliation of Mortgage Loans on Real Estate
	Years Ended December 31,
	2014	2013	2012
Balance	$40,000	$40,000	$70,000
Conversion to equity investment	—	—	(30,000)
Ending balance	$40,000	$40,000	$40,000

CPA®:17 – Global 2014 10-K — 117

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of December 31, 2014 at a reasonable level of assurance.

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, we used criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we concluded that, as of December 31, 2014, our internal control over financial reporting is effective based on those criteria.

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

CPA®:17 – Global 2014 10-K — 118

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

This information will be contained in our definitive proxy statement for the 2015 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.

Item 11. Executive Compensation.

This information will be contained in our definitive proxy statement for the 2015 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This information will be contained in our definitive proxy statement for the 2015 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

This information will be contained in our definitive proxy statement for the 2015 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.

Item 14. Principal Accounting Fees and Services.

This information will be contained in our definitive proxy statement for the 2015 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.

CPA®:17 – Global 2014 10-K — 119

Item 15. Exhibits and Financial Statement Schedules.

The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description	Method of Filing
3.1	Articles of Incorporation of Registrant	Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-11 (No. 333-140842) filed February 22, 2007

3.2	Articles of Amendment and Restatement of Corporate Property Associates 17 – Global Incorporated, or the Charter	Incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 filed December 14, 2007

3.3	Articles of Amendment to the Charter	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed January 29, 2013

3.4	Bylaws of Corporate Property Associates 17 – Global Incorporated	Incorporated by reference to Exhibit 3.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 filed December 14, 2007

4.1	2007 Distribution Reinvestment and Stock Purchase Plan	Incorporated by reference to Exhibit 4.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 filed December 14, 2007

10.1
Amended and Restated Agreement of Limited Partnership of CPA®:17 Limited Partnership dated January 1, 2015 by and among, Corporate Property Associates 17 – Global Incorporated and W. P. Carey Holdings, LLC
Filed herewith

10.2	Amended and Restated Advisory Agreement dated as of January 1, 2015 among Corporate Property Associates 17 – Global Incorporated, CPA®:17 Limited Partnership and Carey Asset Management Corp.	Incorporated by reference to Exhibit 10.12 to Annual Report on Form 10-K for W. P. Carey Inc. for the year ended December 31, 2014 filed March 2, 2015

10.3	Asset Management Agreement dated as of July 1, 2008 between Corporate Property Associates 17 – Global Incorporated and W. P. Carey & Co. B. V.	Incorporated by reference to Exhibit 10.9 to Registration Statement on Form S-11 (No. 333-140842) filed on August 1, 2008

10.4	Form of Indemnification Agreement with independent directors	Incorporated by reference to Exhibit 10.14 to Registration Statement on Form S-11 (No. 333-140842) filed on August 1, 2008

CPA®:17 – Global 2014 10-K — 120

Exhibit No.	Description	Method of Filing
21.1	List of Registrant Subsidiaries	Filed herewith

23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101
The following materials from Corporate Property Associates 17 – Global Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2014 and 2013, (ii) Consolidated Statements of Income for the years ended December 31, 2014, 2013, and 2012, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013, and 2012, (iv) Consolidated Statements of Equity for the years ended December 31, 2014, 2013, and 2012, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013, and 2012, (vi) Notes to Consolidated Financial Statements, (vii) Schedule II — Valuation and Qualifying Accounts, (viii) Schedule III — Real Estate and Accumulated Depreciation, (ix) Notes to Schedule III, (x) Schedule IV — Mortgage Loans on Real Estate, and (xi) Notes to Schedule IV.
Filed herewith

CPA®:17 – Global 2014 10-K — 121

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corporate Property Associates 17 – Global Incorporated
Date:	March 31, 2015
		By:	/s/ Catherine D. Rice
Catherine D. Rice
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Trevor P. Bond	Chief Executive Officer and Director	March 31, 2015
Trevor P. Bond	(Principal Executive Officer)

/s/ Catherine D. Rice	Chief Financial Officer	March 31, 2015
Catherine D. Rice	(Principal Financial Officer)

/s/ Hisham A. Kader	Chief Accounting Officer	March 31, 2015
Hisham A. Kader	(Principal Accounting Officer)

/s/ Marshall E. Blume	Director	March 31, 2015
Marshall E. Blume

/s/ Elizabeth P. Munson	Director	March 31, 2015
Elizabeth P. Munson

/s/ Richard J. Pinola	Director	March 31, 2015
Richard J. Pinola

/s/ James D. Price	Director	March 31, 2015
James D. Price

CPA®:17 – Global 2014 10-K — 122

EXHIBIT INDEX

The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description	Method of Filing
3.1	Articles of Incorporation of Registrant	Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-11 (No. 333-140842) filed February 22, 2007

3.2	Articles of Amendment and Restatement of Corporate Property Associates 17 – Global Incorporated, or the Charter	Incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 filed December 14, 2007

3.3	Articles of Amendment to the Charter	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed January 29, 2013

3.4	Bylaws of Corporate Property Associates 17 – Global Incorporated	Incorporated by reference to Exhibit 3.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 filed December 14, 2007

4.1	2007 Distribution Reinvestment and Stock Purchase Plan	Incorporated by reference to Exhibit 4.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 filed December 14, 2007

10.1
Amended and Restated Agreement of Limited Partnership of CPA®:17 Limited Partnership dated January 1, 2015 by and among, Corporate Property Associates 17 – Global Incorporated and W. P. Carey Holdings, LLC
Filed herewith

10.2	Amended and Restated Advisory Agreement dated as of January 1, 2015 among Corporate Property Associates 17 – Global Incorporated, CPA®:17 Limited Partnership and Carey Asset Management Corp.	Incorporated by reference to Exhibit 10.12 to Annual Report on Form 10-K for W. P. Carey Inc. for the year ended December 31, 2014 filed March 2, 2015

10.3	Asset Management Agreement dated as of July 1, 2008 between Corporate Property Associates 17 – Global Incorporated and W. P. Carey & Co. B. V.	Incorporated by reference to Exhibit 10.9 to Registration Statement on Form S-11 (No. 333-140842) filed on August 1, 2008

10.4	Form of Indemnification Agreement with independent directors	Incorporated by reference to Exhibit 10.14 to Registration Statement on Form S-11 (No. 333-140842) filed on August 1, 2008

Exhibit No.	Description	Method of Filing
21.1	List of Registrant Subsidiaries	Filed herewith

23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101
The following materials from Corporate Property Associates 17 – Global Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2014 and 2013, (ii) Consolidated Statements of Income for the years ended December 31, 2014, 2013, and 2012, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013, and 2012, (iv) Consolidated Statements of Equity for the years ended December 31, 2014, 2013, and 2012, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013, and 2012, (vi) Notes to Consolidated Financial Statements, (vii) Schedule II — Valuation and Qualifying Accounts, (viii) Schedule III — Real Estate and Accumulated Depreciation, (ix) Notes to Schedule III, (x) Schedule IV — Mortgage Loans on Real Estate, and (xi) Notes to Schedule IV.
Filed herewith