Form 10-Q
period 2015-03-31
Corporate Property Associates 17 - Global INC
filed 2015-05-15
CIK 1390213

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

or
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

Registrant has 334,298,635 shares of common stock, $0.001 par value, outstanding at May 8, 2015.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, or this Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of Part I of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties, and other factors that may materially affect our future results, performance, achievements, or transactions. Information on factors that could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the Securities and Exchange Commission, or the SEC, including but not limited to those described in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the SEC on March 31, 2015, or the 2014 Annual Report. Except as required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements.

All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements of the registrant in Part I, Item 1. Financial Statements (Unaudited).

CPA®:17 – Global 3/31/2015 10-Q – 1

PART I
Item 1. Financial Statements.

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	March 31, 2015	December 31, 2014
Assets
Investments in real estate:
Real estate, at cost (inclusive of $139,067 and $144,753, respectively, attributable to variable interest entities, or VIEs)	$2,355,962	$2,396,715
Operating real estate, at cost	273,155	272,859
Accumulated depreciation (inclusive of $10,770 and $9,984, respectively, attributable to VIEs)	(205,401)	(197,695)
Net investments in properties	2,423,716	2,471,879
Real estate under construction	111,011	110,983
Net investments in direct financing leases (inclusive of $246,254 and $245,815, respectively, attributable to VIEs)	474,852	479,425
Net investments in real estate	3,009,579	3,062,287
Equity investments in real estate	532,047	531,000
Cash and cash equivalents (inclusive of $52 and $27, respectively, attributable to VIEs)	129,255	275,719
In-place lease and tenant relationship intangible assets, net (inclusive of $16,122 and $16,348, respectively, attributable to VIEs)	432,880	432,444
Other intangible assets, net	78,256	83,238
Other assets, net (inclusive of $16,285 and $16,536, respectively, attributable to VIEs)	297,323	221,209
Total assets	$4,479,340	$4,605,897
Liabilities and Equity
Liabilities:
Non-recourse debt (inclusive of $191,924 and $193,437, respectively, attributable to VIEs)	$1,849,317	$1,896,489
Accounts payable, accrued expenses and other liabilities (inclusive of $7,405 and $10,109, respectively, attributable to VIEs)	135,179	141,043
Deferred income taxes (inclusive of $0 and $60, respectively, attributable to VIEs)	11,919	12,234
Below-market rent and other intangible liabilities, net (inclusive of $360 and $365, respectively, attributable to VIEs)	102,291	104,722
Due to affiliates	15,594	12,634
Distributions payable	53,921	53,378
Total liabilities	2,168,221	2,220,500
Commitments and contingencies (Note 12)
Equity:
CPA®:17 – Global stockholders’ equity:
Preferred stock, $0.001 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 900,000,000 shares authorized; 340,168,558 and 336,843,388 shares issued, respectively; and 331,806,009 and 328,480,839 shares outstanding, respectively	340	337
Additional paid-in capital	3,063,579	3,033,283
Distributions in excess of accumulated earnings	(607,147)	(567,806)
Accumulated other comprehensive loss	(145,770)	(81,007)
Less: treasury stock at cost, 8,362,549 shares	(77,852)	(77,852)
Total CPA®:17 – Global stockholders’ equity	2,233,150	2,306,955
Noncontrolling interests	77,969	78,442
Total equity	2,311,119	2,385,397
Total liabilities and equity	$4,479,340	$4,605,897

See Notes to Consolidated Financial Statements.

CPA®:17 – Global 3/31/2015 10-Q – 2

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2015	2014
Revenues
Lease revenues:
Rental income	$63,377	$63,105
Interest income from direct financing leases	13,480	13,538
Total lease revenues	76,857	76,643
Other real estate income	11,838	16,334
Other operating income	7,761	6,691
Other interest income	2,294	1,481
	98,750	101,149
Operating Expenses
Depreciation and amortization	25,564	25,840
Property expenses	17,890	16,169
General and administrative	4,843	6,201
Other real estate expenses	4,641	9,184
Acquisition expenses	603	1,129
Impairment charge	567	—
	54,108	58,523
Other Income and Expenses
Equity in earnings (losses) of equity method investments in real estate	3,215	(2,864)
Other income and (expenses)	(3,394)	683
Interest expense	(22,025)	(23,329)
	(22,204)	(25,510)
Income before income taxes and gain on sale of real estate	22,438	17,116
Provision for income taxes	(791)	(638)
Income before gain on sale of real estate	21,647	16,478
Gain on sale of real estate, net of tax	2,197	—
Net Income	23,844	16,478
Net income attributable to noncontrolling interests (inclusive of Available Cash Distributions to a related party of $6,064 and $4,679, respectively)	(9,264)	(7,677)
Net Income Attributable to CPA®:17 – Global	$14,580	$8,801
Earnings Per Share	$0.04	$0.03
Weighted-Average Shares Outstanding	331,058,291	319,740,857

Distributions Declared Per Share	$0.1625	$0.1625

See Notes to Consolidated Financial Statements.

CPA®:17 – Global 3/31/2015 10-Q – 3

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2015	2014
Net Income	$23,844	$16,478
Other Comprehensive Loss
Foreign currency translation adjustments	(88,730)	(1,060)
Change in net unrealized gain (loss) on derivative instruments	22,736	(2,511)
Change in unrealized gain on marketable securities	7	24
	(65,987)	(3,547)
Comprehensive (Loss) Income	(42,143)	12,931

Amounts Attributable to Noncontrolling Interests
Net income	(9,264)	(7,677)
Change in net unrealized gain on derivative instruments	—	(149)
Foreign currency translation adjustments	1,224	4
Comprehensive income attributable to noncontrolling interests	(8,040)	(7,822)
Comprehensive (Loss) Income Attributable to CPA®:17 – Global	$(50,183)	$5,109

See Notes to Consolidated Financial Statements.

CPA®:17 – Global 3/31/2015 10-Q – 4

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
Three Months Ended March 31, 2015 and 2014
(in thousands, except share and per share amounts)

	CPA®:17 – Global
	Total Outstanding Shares	Common Stock	Additional Paid-In Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total CPA®:17 – Global Stockholders	Noncontrolling Interests	Total
Balance at January 1, 2015	328,480,839	$337	$3,033,283	$(567,806)	$(81,007)	$(77,852)	$2,306,955	$78,442	$2,385,397
Shares issued, net of offering costs	2,843,332	2	25,666				25,668		25,668
Shares issued to affiliates	481,838	1	4,630				4,631		4,631
Distributions declared ($0.1625 per share)				(53,921)			(53,921)		(53,921)
Distributions to noncontrolling interests							—	(8,513)	(8,513)
Net income				14,580			14,580	9,264	23,844
Other comprehensive loss:
Foreign currency translation adjustments					(87,506)		(87,506)	(1,224)	(88,730)
Change in net unrealized gain on derivative instruments					22,736		22,736	—	22,736
Change in unrealized gain on marketable securities					7		7		7
Balance at March 31, 2015	331,806,009	$340	$3,063,579	$(607,147)	$(145,770)	$(77,852)	$2,233,150	$77,969	$2,311,119

Balance at January 1, 2014	317,353,899	$323	$2,904,927	$(431,095)	$(13,442)	$(52,477)	$2,408,236	$77,488	2,485,724
Shares issued, net of offering costs	2,629,268	2	24,965				24,967		24,967
Shares issued to affiliates	659,136	1	6,359				6,360		6,360
Distributions declared ($0.1625 per share)				(52,040)			(52,040)		(52,040)
Distributions to noncontrolling interests							—	(7,139)	(7,139)
Net income				8,801			8,801	7,677	16,478
Other comprehensive loss:
Foreign currency translation adjustments					(1,056)		(1,056)	(4)	(1,060)
Change in net unrealized loss on derivative instruments					(2,660)		(2,660)	149	(2,511)
Change in unrealized gain on marketable securities					24		24		24
Repurchase of shares	(392,469)					(3,554)	(3,554)		(3,554)
Balance at March 31, 2014	320,249,834	$326	$2,936,251	$(474,334)	$(17,134)	$(56,031)	$2,389,078	$78,171	$2,467,249

See Notes to Consolidated Financial Statements.

CPA®:17 – Global 3/31/2015 10-Q – 5

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2015	2014
Cash Flows — Operating Activities
Net Cash Provided by Operating Activities	$55,520	$46,143
Cash Flows — Investing Activities
Acquisitions of real estate	(86,857)	(10,523)
Funding of loans receivable	(42,600)	—
Capital contributions to equity investments in real estate	(25,566)	(114,030)
Value added taxes paid in connection with acquisition of real estate	(14,714)	—
Funding for build-to-suit projects	(6,894)	(19,977)
Return of capital from equity investments in real estate	6,731	10,835
Changes in investing restricted cash	4,880	(18,193)
Payment of deferred acquisition fees to an affiliate	(2,676)	(2,818)
Value added taxes refunded in connection with acquisition of real estate	652	114
Proceeds from repayment of loans receivable	632	—
Investment in securities	—	(31)
Net Cash Used in Investing Activities	(166,412)	(154,623)
Cash Flows — Financing Activities
Distributions paid	(53,378)	(51,569)
Proceeds from issuance of shares, net of issuance costs	25,670	24,968
Proceeds from mortgage financing	17,041	44,998
Distributions to noncontrolling interests	(8,513)	(7,139)
Scheduled payments and prepayments of mortgage principal	(6,639)	(27,232)
Changes in financing restricted cash	(1,087)	(2,308)
Payment of financing costs and mortgage deposits, net of deposits refunded	(270)	(517)
Purchase of treasury stock	—	(3,554)
Net Cash Used in Financing Activities	(27,176)	(22,353)
Change in Cash and Cash Equivalents During the Period
Effect of exchange rate changes on cash	(8,396)	263
Net decrease in cash and cash equivalents	(146,464)	(130,570)
Cash and cash equivalents, beginning of period	275,719	418,108
Cash and cash equivalents, end of period	$129,255	$287,538

See Notes to Consolidated Financial Statements.

CPA®:17 – Global 3/31/2015 10-Q – 6

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Organization

Corporate Property Associates 17 – Global Incorporated, or CPA®:17 – Global, and, together with its consolidated subsidiaries, we, us, or our, is a publicly-owned, non-listed real estate investment trust, or REIT, that invests primarily in commercial real estate properties leased to companies both domestically and internationally. We were formed in 2007 and are managed by W. P. Carey Inc., or WPC, through one of its subsidiaries, or collectively the advisor. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions, and other factors. We earn revenue principally by leasing the properties we own to single corporate tenants, primarily on a triple-net lease basis, which generally requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, contractual rent adjustments, tenant defaults, sales of properties, and changes in foreign currency exchange rates.

Substantially all of our assets and liabilities are held by CPA®:17 Limited Partnership, or the Operating Partnership, and at March 31, 2015, we owned 99.99% of general and limited partnership interests in the Operating Partnership. The remaining interest in the Operating Partnership is held by a subsidiary of WPC.

At March 31, 2015, our portfolio was comprised of full or partial ownership interests in 368 fully-occupied properties, substantially all of which were triple-net leased to 113 tenants, and totaled approximately 38 million square feet. In addition, our portfolio was comprised of full or partial ownership interests in 72 operating properties, including 71 self-storage properties and one hotel property, for an aggregate of approximately 5 million square feet. As opportunities arise, we may also make other types of commercial real estate-related investments.

CPA®:17 – Global 3/31/2015 10-Q – 7

Notes to Consolidated Financial Statements (Unaudited)

Note 2. Revisions of Previously-Issued Financial Statements

In the course of preparing our 2014 consolidated financial statements, we discovered an error related to our accounting for a subsidiary’s functional currency. We corrected this error, and other errors previously recorded as out-of-period adjustments, and revised our consolidated financial statements for all prior periods impacted. Accordingly, our financial results for the three months ended March 31, 2014 presented herein have been revised for the correction of such errors as follows (in thousands, except share and per share amounts):

Consolidated Statement of Income

	Three Months Ended March 31, 2014
	As Reported	Revisions	As Revised
Revenues
Total revenues	$101,149	$—	$101,149
Operating Expenses
Total operating expenses	58,523	—	58,523
Other Income and Expenses
Equity in losses of equity method investments in real estate	(3,249)	385	(2,864)
Other income and (expenses)	952	(269)	683
Interest expense	(23,329)	—	(23,329)
	(25,626)	116	(25,510)
Income before income taxes	17,000	116	17,116
Provision for income taxes	(696)	58	(638)
Net Income	16,304	174	16,478
Net income attributable to noncontrolling interests	(7,677)	—	(7,677)
Net Income Attributable to CPA®:17 – Global	$8,627	$174	$8,801
Earnings Per Share	$0.03	$—	$0.03
Weighted-Average Shares Outstanding	319,740,857		319,740,857

Consolidated Statement of Comprehensive Income

	Three Months Ended March 31, 2014
	As Reported	Revisions	As Revised
Net Income	$16,304	$174	$16,478
Other Comprehensive Loss
Foreign currency translation adjustments	(1,390)	330	(1,060)
Change in net unrealized loss on derivative instruments	(2,451)	(60)	(2,511)
Change in unrealized gain on marketable securities	24	—	24
	(3,817)	270	(3,547)
Comprehensive Income	12,487	444	12,931

Amounts Attributable to Noncontrolling Interests
Net income	(7,677)	—	(7,677)
Foreign currency translation adjustments	4	—	4
Change in net unrealized gain on derivative instruments	(149)	—	(149)
Comprehensive income attributable to noncontrolling interests	(7,822)	—	(7,822)
Comprehensive Income Attributable to CPA®:17 – Global	$4,665	$444	$5,109

CPA®:17 – Global 3/31/2015 10-Q – 8

Notes to Consolidated Financial Statements (Unaudited)

Consolidated Statement of Equity

	CPA®:17 – Global
Balance at January 1, 2014	Total Outstanding Shares	Common Stock	Additional Paid-In Capital	Distributions in Excess of Accumulated Earnings (a)	Accumulated Other Comprehensive Loss	Treasury Stock	Total CPA®:17 – Global Stockholders	Noncontrolling Interests	Total
As Reported	317,353,899	$323	$2,904,927	$(439,688)	$(5,275)	$(52,477)	$2,407,810	$77,488	$2,485,298
Revisions	—	—	—	8,593	(8,167)	—	426	—	426
As Revised	317,353,899	$323	$2,904,927	$(431,095)	$(13,442)	$(52,477)	$2,408,236	$77,488	$2,485,724
__________

(a)	The amount previously reported also reflects changes to prior period amounts related to the change in accounting for our investment in BG LLH, LLC, as more fully described in Note 3.

Description of the Errors and Revisions

In the fourth quarter of 2014, we identified an error in the consolidated financial statements related to the accounting for foreign currency matters. We identified that one of our consolidated subsidiary’s functional currency had been incorrectly designated as the euro instead of the U.S. dollar since the subsidiary was formed in 2009. As a result, the applicable financial results of this entity were being translated when they should have been remeasured. The correction of this error resulted in the recognition of foreign currency gains within the consolidated statements of income, specifically within Other income and (expenses), instead of as foreign currency translation adjustments within the consolidated statements of comprehensive income. We concluded that these revision adjustments were not material to our financial position or results of operations for 2014 or any of the prior periods and revised the prior period presented herein to reflect the correction of this error. These revision adjustments resulted in a decrease in Other income and (expenses) of $0.3 million for the three months ended March 31, 2014. The impact of these revision adjustments on both Distributions in excess of accumulated earnings and Accumulated other comprehensive loss was $8.1 million at January 1, 2014.

In connection with the error identified above, we also made adjustments to reflect the correction of other out-of-period adjustments identified during 2014, 2013, 2012, and 2011 to record these adjustments in the applicable prior periods. We concluded that none of the following revision adjustments were material to our financial position or results of operations for any of the periods presented:

•
In 2014, we identified a classification error on one of our derivative instruments. Accordingly, we reclassified its associated mark-to-market adjustments during 2014, 2013, and 2012 from Change in net unrealized gain (loss) on derivative instruments to Foreign currency translation adjustments within the consolidated statements of equity and comprehensive income. There was no impact to Other comprehensive loss or Comprehensive income for the three months ended March 31, 2014. There was no impact on Total equity at January 1, 2014 related to this reclassification.

•
In the first quarter of 2014, we changed the accounting related to deferred foreign income taxes for one of our equity investments in real estate and we identified an additional tax-paying entity related to another of our equity investments in real estate. In the fourth quarter of 2013, we identified an error in the consolidated financial statements related to accounting for deferred foreign income taxes in connection with the acquisition of 15 properties acquired during 2008 through 2012. These revision adjustments resulted in a decrease in Equity in losses of equity method investments in real estate of $0.4 million and a decrease in Provision for income taxes of less than $0.1 million for the three months ended March 31, 2014. The impact of these revision adjustments on Distributions in excess of accumulated earnings and Accumulated other comprehensive loss was $0.5 million and less than $0.1 million, respectively, at January 1, 2014.

Statement of Cash Flows

These revisions resulted in a decrease of Net cash provided by operating activities of $0.5 million and a corresponding decrease of Net cash used in investing activities of $0.5 million in the statement of cash flows for the three months ended March 31, 2014. These revisions had no impact on Net cash provided by financing activities in the statement of cash flows for the three months ended March 31, 2014.

CPA®:17 – Global 3/31/2015 10-Q – 9

Notes to Consolidated Financial Statements (Unaudited)

Note 3. Basis of Presentation

Basis of Presentation

Our interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a fair statement of our consolidated financial position, results of operations, and cash flows in accordance with accounting principles generally accepted in the United States, or GAAP.

In the opinion of management, the unaudited financial information for the interim periods presented in this Report reflects all normal and recurring adjustments necessary for a fair statement of financial position, results of operations, and cash flows. Our interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2014, which are included in the 2014 Annual Report, as certain disclosures that would substantially duplicate those contained in the audited consolidated financial statements have not been included in this Report. Operating results for interim periods are not necessarily indicative of operating results for an entire year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in our consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

Basis of Consolidation

Our consolidated financial statements reflect all of our accounts, including those of our controlled subsidiaries and our tenancy-in-common interest, as described below. The portion of equity in a consolidated subsidiary that is not attributable, directly or indirectly, to us is presented as noncontrolling interests. All significant intercompany accounts and transactions have been eliminated.

At March 31, 2015, we had an investment in a tenancy-in-common interest in various underlying international properties. Consolidation of this investment is not required as such interest does not qualify as a VIE and does not meet the control requirement required for consolidation. Accordingly, we account for this investment using the equity method of accounting. We use the equity method of accounting because the shared decision-making involved in a tenancy-in-common interest investment provides us with significant influence on the operating and financial decisions of this investment.

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

We previously determined that the developer entity of our Agrokor d.d. build-to-suit investment, referred to as Agrokor 4, was a VIE and that we were its primary beneficiary. During the three months ended March 31, 2015, in connection with the completion of the build-to-suit project, we acquired the shares of the developer entity, and it is no longer a VIE.

Additionally, we own interests in single-tenant, net-leased properties leased to companies through noncontrolling interests in partnerships and limited liability companies that we do not control, but over which we exercise significant influence. We account for these investments under the equity method of accounting. At times, the carrying value of our equity investments may fall below zero for certain investments. We intend to fund our share of the jointly-owned investments’ future operating deficits should the need arise. However, we have no legal obligation to pay for any of the liabilities of such investments nor do we have any legal obligation to fund operating deficits. At March 31, 2015, none of our equity investments had carrying values below zero.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

CPA®:17 – Global 3/31/2015 10-Q – 10

Notes to Consolidated Financial Statements (Unaudited)

Changes to Prior Period Amounts

In accordance with the accounting guidance for equity method investments under Accounting Standards Codification, or ASC, 323-10-35-33, Increase in Level of Ownership or Degree of Influence, during 2014 we assessed our accounting for our investment in BG LLH, LLC, one of our cost method investments. Upon acquiring additional voting stock in the investment during 2014, we were required to account for our total investment in BG LLH, LLC under the equity method of accounting. In accordance with ASC 323-10-35-33, we have adjusted our financial statements retrospectively as if the equity method of accounting had been in effect during all previous periods in which the investment was held. The impact of this change on retained earnings at January 1, 2014 was $1.3 million.

Recent Accounting Requirements

The following Accounting Standards Updates, or ASUs, promulgated by the Financial Accounting Standards Board, are applicable to us:

ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30). ASU 2015-03 changes the presentation of debt issuance costs, which are currently recognized as a deferred charge (that is, an asset) and requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 does not affect the recognition and measurement guidance for debt issuance costs. ASU 2015-03 is effective for periods beginning after December 15, 2015, early adoption is permitted and retrospective application is required. We are currently evaluating the impact of ASU 2015-03 on our consolidated financial statements.

ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 does not apply to our lease revenues, but will apply to reimbursed tenant costs and revenues generated from our operating properties. Additionally, this guidance modifies disclosures regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In April 2015, the Financial Accounting Standards Board issued a proposed ASU to defer the effective date of ASU 2014-09 by one year. Under the proposal, ASU 2014-09 would be effective beginning in 2018, and early adoption is permitted but not before 2017, the original public company effective date. We are currently evaluating the impact of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard.

CPA®:17 – Global 3/31/2015 10-Q – 11

Notes to Consolidated Financial Statements (Unaudited)

Note 4. Agreements and Transactions with Related Parties

Transactions with the Advisor

We have an advisory agreement with the advisor whereby the advisor performs certain services for us under a fee arrangement. The current advisory agreement is scheduled to expire on December 31, 2015 and is scheduled to renew annually thereafter with our approval. We also have certain agreements with affiliates regarding jointly-owned investments. In addition, we reimburse the advisor for general and administrative duties performed on our behalf.

The following tables present a summary of fees we paid, expenses we reimbursed, and distributions we made to the advisor and other affiliates in accordance with the advisory agreement and the operating partnership agreement (in thousands):

	Three Months Ended March 31,
	2015	2014
Amounts Included in the Consolidated Statements of Income
Asset management fees	$7,142	$6,620
Available Cash Distribution	6,064	4,679
Personnel and overhead reimbursements	3,456	3,499
Acquisition expenses	430	893
Interest expense on deferred acquisition fees and loan from affiliate	73	151
	$17,165	$15,842
Acquisition Fees Capitalized
Current acquisition fees	$2,434	$5
Deferred acquisition fees	1,729	8
	$4,163	$13

The following table presents a summary of amounts included in Due to affiliates (in thousands):

	March 31, 2015	December 31, 2014
Due to Affiliates
Deferred acquisition fees, including interest	$5,630	$9,394
Asset management fees payable	4,795	2,283
Reimbursable costs	3,214	228
Accounts payable	1,651	527
Subordinated disposition fees	202	202
Current acquisition fees	102	—
	$15,594	$12,634

Acquisition and Disposition Fees

We pay the advisor acquisition fees for structuring and negotiating investments and related mortgage financing on our behalf, a portion of which is payable upon acquisition of investments with the remainder subordinated to the achievement of a preferred return, which is a non-compounded cumulative distribution of 5% per annum (based initially on our invested capital). Acquisition fees payable to the advisor with respect to our long-term, net-lease investments are 4.5% of the total cost of those investments and are comprised of a current portion of 2.5%, typically paid upon acquisition, and a deferred portion of 2%, typically paid over three years and subject to the 5% preferred return described above. For certain types of investments that are not considered long-term, net-lease investments, initial acquisition fees may range from 0% to 1.75% of the equity invested plus the related acquisition fees, with no portion of the payment being deferred. Unpaid installments of deferred acquisition fees are included in Due to affiliates in the consolidated financial statements. Unpaid installments of deferred acquisition fees bear interest at an annual rate of 5%.

The advisor may be entitled to receive a disposition fee in an amount equal to the lesser of (i) 50.0% of the competitive real estate commission (as defined in the advisory agreement) or (ii) 3.0% of the contract sales price of the investment being sold;

CPA®:17 – Global 3/31/2015 10-Q – 12

Notes to Consolidated Financial Statements (Unaudited)

however, payment of such fees is subordinated to the 5% preferred return. These fees, which are paid at the discretion of our board of directors, are deferred and are payable to the advisor only in connection with a liquidity event.

Asset Management Fees and Available Cash Distribution

As defined in the advisory agreement, we pay the advisor asset management fees that vary based on the nature of the underlying investment. We pay 0.5% per annum of average market value for long-term net leases and certain other types of real estate investments, and 1.5% to 1.75% per annum of average equity value for certain types of securities. For 2015, the asset management fees are payable in cash or shares of our common stock at our option, after consultation with the advisor. For 2014, the asset management fees were payable in cash or shares of our common stock at the option of the advisor. If the advisor receives all or a portion of its fees in shares, the number of shares issued is determined by dividing the dollar amount of fees by our most recently published estimated net asset value per share, or NAV, which was $9.72 as of December 31, 2014. For 2015, we elected to pay the advisor 50% of its asset management fees in cash and 50% in shares of our common stock. For 2014, the advisor elected to receive its asset management fees in shares of our common stock. At March 31, 2015, the advisor owned 9,273,355 shares (2.8%) of our common stock. We also distribute to the advisor, depending on the type of investments we own, up to 10% of available cash of the Operating Partnership, referred to as the Available Cash Distribution, which is defined as cash generated from operations, excluding capital proceeds, as reduced by operating expenses and debt service, excluding prepayments and balloon payments. Asset management fees and Available Cash Distributions are included in Property expenses and Net income attributable to noncontrolling interests, respectively, in the consolidated financial statements.

Personnel and Overhead Reimbursements

Under the terms of the advisory agreement, the advisor allocates a portion of its personnel and overhead expenses to us and the other publicly-owned, non-listed REITs that are managed by the advisor, including Corporate Property Associates 18 – Global Incorporated, which we refer to as CPA®:18 – Global or, together with us, as the CPA® REITs, and Carey Watermark Investors Incorporated, or CWI. The advisor allocates these expenses on the basis of our trailing four quarters of reported revenues and those of WPC, CPA®:18 – Global, and CWI.

We reimburse the advisor for various expenses it incurs in the course of providing services to us. We reimburse certain third-party expenses paid by the advisor on our behalf, including property-specific costs, professional fees, office expenses, and business development expenses. In addition, we reimburse the advisor for the allocated costs of personnel and overhead in managing our day-to-day operations, including accounting services, stockholder services, corporate management, and property management and operations. We do not reimburse the advisor for the cost of personnel if these personnel provide services for transactions for which the advisor receives a transaction fee, such as acquisitions and dispositions. Under the advisory agreement currently in place, in 2015 and 2016, the amount of personnel costs (excluding costs related to the advisor’s legal transactions group) allocated to us is capped at 2.4% and 2.2%, respectively, of pro rata lease revenues for each year. Beginning in 2017, the cap decreases to 2.0% of pro rata lease revenues for that year. Costs related to the legal transactions group are based on a schedule of expenses for different types of transactions, including 0.25% of the total investment cost of an acquisition. Personnel and overhead reimbursements are included in General and administrative expenses in the consolidated financial statements.

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

CPA®:17 – Global 3/31/2015 10-Q – 13

Notes to Consolidated Financial Statements (Unaudited)

Loans from WPC

In March 2015, our board of directors and the board of directors of WPC approved unsecured loans from WPC to us of up to $75.0 million, in the aggregate, at a rate equal to the rate at which WPC is able to borrow funds under its senior credit facility, for the purpose of facilitating acquisitions approved by the advisor’s investment committee that we would not otherwise have sufficient available funds to complete, with any loans to be made solely at the discretion of the management of WPC. As of March 31, 2015, no loans were outstanding.

Jointly-Owned Investments and Other Transactions with Affiliates

At March 31, 2015, we owned interests ranging from 7% to 97% in jointly-owned investments, with the remaining interests held by affiliates or by third parties. We consolidate certain of these investments and account for the remainder under the equity method of accounting. We also owned an interest in a jointly-controlled tenancy-in-common interest in several properties, which we account for under the equity method of accounting (Note 7).

Note 5. Net Investments in Properties and Real Estate Under Construction

Real Estate

Real estate, which consists of land and buildings leased to others, at cost, and which are subject to operating leases, is summarized as follows (in thousands):

	March 31, 2015	December 31, 2014
Land	$499,493	$513,172
Buildings	1,856,469	1,883,543
Less: Accumulated depreciation	(181,175)	(175,478)
	$2,174,787	$2,221,237

The impact on the carrying value of our Real estate due to the strengthening of the U.S. dollar relative to foreign currencies during the three months ended March 31, 2015 was a $100.9 million decrease from December 31, 2014 to March 31, 2015.

Acquisitions of Real Estate During 2015

During the three months ended March 31, 2015, we entered into the following investments, which were deemed to be real estate asset acquisitions because we acquired the sellers’ properties and simultaneously entered into new leases in connection with these acquisitions, at a total cost of $86.0 million, including net lease intangibles of $25.8 million (Note 8) and acquisition-related costs and fees of $4.3 million, which were capitalized:

•	$22.2 million for an office facility in San Antonio, Texas on January 16, 2015; and

•	$63.8 million for two warehouse facilities in Mszczonów and Tomaszów Mazowiecki, Poland on February 26, 2015 (dollar amount is based on the exchange rate of the euro on the date of acquisition).

During the three months ended March 31, 2015, we placed into service amounts totaling $4.8 million related to two build-to-suit projects and capitalized $2.8 million of building improvements with existing tenants.

CPA®:17 – Global 3/31/2015 10-Q – 14

Notes to Consolidated Financial Statements (Unaudited)

Operating Real Estate

Operating real estate, which consists of our self-storage operations, at cost, is summarized as follows (in thousands):

	March 31, 2015	December 31, 2014
Land	$66,066	$66,066
Buildings	207,089	206,793
Less: Accumulated depreciation	(24,226)	(22,217)
	$248,929	$250,642

Partial Sale

On December 1, 2011, we entered into a contract with I Shops LLC, a real estate developer, to finance the renovation of a hotel and construction of a shopping center in Orlando, Florida. As a result of the terms of that agreement, we consolidated the hotel and the shopping center. Additionally, as a condition to providing the construction loan, we entered into a contract with the developer that granted us the option to acquire a 15% equity interest in the parent company that owns I Shops LLC. However, we did not exercise the option and it expired on January 31, 2015.

On April 24, 2014, upon the substantial repayment of the construction loan by the developer, we deconsolidated our investment in the hotel as it no longer met the criteria for consolidation, which was accounted for as a partial sale due to our option to repurchase a 15% equity interest in the parent entity. The related gain on sale of real estate was $14.6 million, of which $12.4 million, or 85%, we recognized during the three months ended June 30, 2014 and $2.2 million, or 15%, we deferred until the purchase option to acquire a 15% equity interest in the parent company that owns I Shops LLC was either exercised or expired, in accordance with ASC 360-20-40-3, Criteria for Recognizing Profit on Sales of Real Estate Under Full Accrual Method. We recognized the $2.2 million gain on sale of real estate during the three months ended March 31, 2015, after the option expired without being exercised on January 31, 2015. In accordance with ASU 2014-08, the results of operations for assets related to the partial sale are included in continuing operations in the consolidated financial statements.

Real Estate Under Construction

The following table provides the activity of our Real estate under construction (in thousands):

	Three Months Ended	Year Ended
	March 31, 2015	December 31, 2014
Beginning balance	$110,983	$127,935
Capitalized funds	5,306	74,420
Placed into service	(4,814)	(96,807)
Foreign currency translation adjustments, building improvements, and other	(1,616)	(1,226)
Capitalized interest	1,152	6,661
Ending balance	$111,011	$110,983

Capitalized Funds

During the three months ended March 31, 2015, total capitalized funds were primarily comprised of $4.0 million in construction draws related to four existing build-to-suit projects and $1.3 million for the initial funding of one new build-to-suit project, which is an expansion on a property acquired in a prior year.

During the year ended December 31, 2014, costs attributable to seven build-to-suit projects comprised the balance of Real estate under construction, including capitalized acquisition-related costs and fees related to two new build-to-suit projects of $1.6 million.

CPA®:17 – Global 3/31/2015 10-Q – 15

Notes to Consolidated Financial Statements (Unaudited)

Placed into Service

During the three months ended March 31, 2015, we placed amounts totaling $4.8 million into service related to two build-to-suit projects. As of March 31, 2015, one project was completed and one project was partially completed.

During the year ended December 31, 2014, we placed four build-to-suit projects into service, of which three were completed and one was partially completed as of December 31, 2014, in the amount of $96.8 million. Of the total, $81.9 million was reclassified to Real estate, at cost, and $14.9 million was reclassified to Operating real estate, at cost.

Capitalized Interest

Capitalized interest includes amortization of the mortgage discount and deferred financing costs and interest costs incurred during construction, totaling $1.2 million and $6.7 million for the three months ended March 31, 2015 and the year ended December 31, 2014, respectively.

Ending Balance

At March 31, 2015, we had three open build-to-suit projects. At December 31, 2014, we had two open build-to-suit projects. The aggregate unfunded commitment on the remaining open projects totaled approximately $19.6 million and $12.5 million at March 31, 2015 and December 31, 2014, respectively.

Note 6. Finance Receivables

Assets representing rights to receive money on demand or at fixed or determinable dates are referred to as finance receivables. Our finance receivables portfolio consists of our Net investments in direct financing leases and Loans receivable. Operating leases are not included in finance receivables as such amounts are not recognized as assets in the consolidated financial statements. Our Loans receivable are included in Other assets, net in the consolidated financial statements. Earnings from our Loans receivable are included in Other interest income in the consolidated financial statements.

Loans Receivable

127 West 23rd Manager, LLC

On February 3, 2015, we provided financing of $12.6 million to a subsidiary of 127 West 23rd Manager, LLC for the acquisition of a building in New York, New York that is intended to be developed as a hotel. The loan has an interest rate of 7% and matures on February 3, 2016. In connection with this transaction, we expensed acquisition-related costs and fees of $0.1 million, which are included in Acquisition expenses in the consolidated financial statements. At March 31, 2015, the balance of the note receivable was $12.6 million.

1185 Broadway LLC

On January 8, 2015, we provided a mezzanine loan of $30.0 million to a subsidiary of 1185 Broadway LLC for the development of a hotel on a parcel of land in New York, New York. The mezzanine loan is collateralized by an equity interest in a subsidiary of 1185 Broadway LLC, has an interest rate of 10%, and matures on January 8, 2016. In connection with this transaction, we expensed acquisition-related costs and fees of $0.3 million, which are included in Acquisition expenses in the consolidated financial statements. At March 31, 2015, the balance of the note receivable was $30.0 million.

China Alliance Properties Limited

On December 14, 2010, we provided financing of $40.0 million to China Alliance Properties Limited, a subsidiary of Shanghai Forte Land Co., Ltd. The financing was provided through a collateralized loan that is guaranteed by Shanghai Forte Land Co., Ltd.’s parent company, Fosun International Limited, has an interest rate of 11%, and matures on December 14, 2015. At both March 31, 2015 and December 31, 2014, the balance of the note receivable was $40.0 million.

CPA®:17 – Global 3/31/2015 10-Q – 16

Notes to Consolidated Financial Statements (Unaudited)

Credit Quality of Finance Receivables

We generally seek investments in facilities that we believe are critical to a tenant’s business and that we believe have a low risk of tenant default. At both March 31, 2015 and December 31, 2014, none of the balances of our finance receivables were past due and we had not established any allowances for credit losses. Additionally, there were no modifications of finance receivables during the three months ended March 31, 2015 or the year ended December 31, 2014. We evaluate the credit quality of our finance receivables utilizing an internal five-point credit rating scale, with one representing the highest credit quality and five representing the lowest. The credit quality evaluation of our finance receivables was last updated in the first quarter of 2015.

A summary of our net investments in direct financing leases by internal credit quality rating is as follows (dollars in thousands):

	Number of Tenants / Obligors at		Net Investments in Direct Financing Leases Carrying Value at
Internal Credit Quality Indicator	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
1	—	—	$—	$—
2	1	1	2,260	2,259
3	8	8	384,431	389,245
4	3	3	88,161	87,921
5	—	—	—	—
			$474,852	$479,425

A summary of our loans receivable by internal credit quality rating is as follows (dollars in thousands):

	Number of Tenants / Obligors at		Loans Receivable Carrying Value at
Internal Credit Quality Indicator	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
1	—	—	$—	$—
2	—	—	—	—
3	3	1	82,600	40,000
4	—	—	—	—
5	—	—	—	—
			$82,600	$40,000

At March 31, 2015 and December 31, 2014, Other assets, net included $0.5 million and $0.6 million, respectively, of accounts receivable related to amounts billed under our direct financing leases.

Note 7. Equity Investments in Real Estate

We own equity interests in net-leased properties that are generally leased to companies through noncontrolling interests (i) in partnerships and limited liability companies that we do not control but over which we exercise significant influence or (ii) as tenants-in-common subject to common control. Generally, the underlying investments are jointly-owned with affiliates. We account for these investments under the equity method of accounting. Earnings for each investment are recognized in accordance with each respective investment agreement and where applicable, based upon an allocation of the investment’s net assets at book value as if the investment were hypothetically liquidated at the end of each reporting period. Investments in unconsolidated investments are required to be evaluated periodically. We periodically compare an investment’s carrying value to its estimated fair value and recognize an impairment charge to the extent that the carrying value exceeds fair value and such decline is determined to be other than temporary. Additionally, we provide funding to developers for the acquisition, development, and construction of real estate, or ADC Arrangements. Under ADC Arrangements, we have provided two loans to third-party developers of real estate projects, which we account for as equity investments as the characteristics of the arrangement with the third-party developers are more similar to a jointly-owned investment or partnership rather than a loan.

CPA®:17 – Global 3/31/2015 10-Q – 17

Notes to Consolidated Financial Statements (Unaudited)

The following table sets forth our ownership interests in our equity investments in real estate and their respective carrying values along with those ADC Arrangements that are recorded as equity investments (dollars in thousands):

		Ownership Interest at	Carrying Value at
Lessee/Equity Investee	Co-owner	March 31, 2015	March 31, 2015	December 31, 2014
Shelborne Property Associates, LLC (a)	Third Party	33%	$153,515	$152,801
C1000 Logistiek Vastgoed B.V. (b) (c) (d)	WPC	85%	60,811	71,130
BPS Nevada, LLC (e)	Third Party	15%	48,349	40,032
IDL Wheel Tenant, LLC (f)	Third Party	N/A	44,672	30,049
BG LLH, LLC	Third Party	7%	41,222	42,587
U-Haul Moving Partners, Inc. and Mercury Partners, LP	WPC	12%	40,585	41,028
Bank Pekao S.A. (b)	CPA®:18 – Global	50%	26,993	31,045
State Farm	CPA®:18 – Global	50%	19,676	20,414
Madison Storage NYC, LLC and Veritas Group IX-NYC, LLC (g)	Third Party	45%	19,669	20,147
Apply Sørco AS (b)	CPA®:18 – Global	49%	17,462	19,076
Berry Plastics Corporation	WPC	50%	16,421	16,632
Tesco plc (b)	WPC	49%	12,617	14,194
Hellweg Die Profi-Baumärkte GmbH & Co. KG (referred to as Hellweg 2) (b)	WPC	37%	9,984	9,935
Agrokor d.d. (referred to as Agrokor 5) (b)	CPA®:18 – Global	20%	7,577	8,760
Eroski Sociedad Cooperativa – Mallorca (b)	WPC	30%	6,757	7,662
Dick’s Sporting Goods, Inc.	WPC	45%	5,737	5,508
			$532,047	$531,000
___________

(a)
Represents a domestic ADC Arrangement. We consider this investment a VIE. We capitalized $3.3 million of interest related to the loan during the three months ended March 31, 2015. At March 31, 2015, the unfunded balance on the loan related to this investment was $0.3 million.

(b)	The carrying value of this investment is affected by the impact of fluctuations in the exchange rate of the applicable foreign currency.

(c)
This investment represents a tenancy-in-common interest, whereby the property is encumbered by debt for which we are jointly and severally liable. For this investment, the co-obligor is WPC and the amount due under the arrangement was approximately $72.8 million and $82.7 million at March 31, 2015 and December 31, 2014, respectively. Of these amounts, $61.9 million and $70.3 million represent the amounts we agreed to pay and are included within the carrying value of this investment at March 31, 2015 and December 31, 2014, respectively.

(d)	The decrease in carrying value was partially due to distributions made to us.

(e)	See Acquisition of Equity Investment below.

(f)
Represents a domestic ADC Arrangement. We consider this investment a VIE. We provided funding of $14.6 million to this investment and capitalized $0.9 million of interest related to the loan during the three months ended March 31, 2015. At March 31, 2015, the unfunded balance on the loan related to this investment was $4.2 million.

(g)
In addition to our 45% equity interest, we have a 40% indirect economic interest in this investment based upon certain contractual arrangements with our partner in this entity that enable or could require us to purchase their interest.

We recognized equity in earnings of equity method investments in real estate of $3.2 million for the three months ended March 31, 2015 and equity in losses of equity method investments in real estate of $2.9 million for the three months ended March 31, 2014. For certain investments, equity in earnings of equity investments is based on the hypothetical liquidation at book value model as well as some depreciation and amortization adjustments related to basis differentials. Aggregate distributions from our interests in other unconsolidated real estate investments were $9.4 million and $5.8 million for the three months ended March 31, 2015 and 2014, respectively. At March 31, 2015 and December 31, 2014, the unamortized basis differences on our equity investments were $30.2 million and $31.0 million, respectively. Net amortization of the basis

CPA®:17 – Global 3/31/2015 10-Q – 18

Notes to Consolidated Financial Statements (Unaudited)

differences reduced the carrying values of our equity investments by $0.8 million and $0.9 million for the three months ended March 31, 2015 and 2014, respectively.

Acquisition of Equity Investment

On November 19, 2014, we acquired a preferred equity position in BPS Nevada, LLC, an entity in which we hold a 15% equity interest, for a total cost of $18.2 million, including acquisition-related costs and fees of $0.2 million. The preferred equity interest provides us with a preferred rate of return of 8%, 10%, and 12% during the first four months of the term, the next four months of the term, and thereafter, respectively, through November 19, 2019, the date on which the preferred equity interest is redeemable. Our equity interest and preferred equity position in BPS Nevada, LLC allow us to have significant influence over the entity. Accordingly, we account for this investment using the equity method of accounting. On February 2, 2015, we funded an additional $9.1 million, including acquisition-related costs and fees of $0.1 million, related to this investment. During the three months ended March 31, 2015, we recognized $0.9 million of income related to this investment, which is included in Equity in earnings (losses) of equity method investments in real estate in the consolidated financial statements.

Note 8. Intangible Assets and Liabilities

In connection with our acquisitions of properties, we have recorded net lease intangibles that are being amortized over periods ranging from one year to 53 years. In addition, we have several ground lease intangibles that are being amortized over periods of up to 94 years. In-place lease intangibles and tenant relationship intangibles are included in In-place lease and tenant relationship intangible assets, net in the consolidated financial statements. Above-market rent, below-market ground lease (as lessee) intangibles, and goodwill are included in Other intangible assets, net in the consolidated financial statements. Below-market rent and above-market ground lease (as lessor) intangibles are included in Below-market rent and other intangible liabilities, net in the consolidated financial statements.

In connection with our investment activity during the three months ended March 31, 2015, we recorded net lease intangibles comprised as follows (life in years, dollars in thousands):

	Weighted-Average Life	Amount
Amortizable Intangible Assets
In-place lease	12.3	$25,868
Above-market rent	10.0	587
		$26,455
Amortizable Intangible Liabilities
Below-market rent	20.1	$(658)

CPA®:17 – Global 3/31/2015 10-Q – 19

Notes to Consolidated Financial Statements (Unaudited)

Intangible assets and liabilities are summarized as follows (in thousands):

	March 31, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable Intangible Assets
In-place lease and tenant relationship	$558,406	$(125,526)	$432,880	$551,569	$(119,125)	$432,444
Above-market rent	87,816	(16,758)	71,058	92,548	(16,539)	76,009
Below-market ground leases	7,123	(229)	6,894	7,124	(199)	6,925
	653,345	(142,513)	510,832	651,241	(135,863)	515,378
Unamortizable Intangible Assets
Goodwill	304	—	304	304	—	304
Total intangible assets	$653,649	$(142,513)	$511,136	$651,545	$(135,863)	$515,682

Amortizable Intangible Liabilities
Below-market rent	$(115,623)	$14,456	$(101,167)	$(116,887)	$13,293	$(103,594)
Above-market ground lease	(1,145)	21	(1,124)	(1,145)	17	(1,128)
Total intangible liabilities	$(116,768)	$14,477	$(102,291)	$(118,032)	$13,310	$(104,722)

Net amortization of intangibles, including the effect of foreign currency translation, was $9.4 million and $9.5 million for the three months ended March 31, 2015 and 2014, respectively. Amortization of below-market rent and above-market rent intangibles is recorded as an adjustment to Rental income; amortization of below-market ground lease and above-market ground lease intangibles is included in Property expenses; and amortization of in-place lease and tenant relationship intangibles is included in Depreciation and amortization.

Based on the intangible assets and liabilities recorded at March 31, 2015, scheduled annual net amortization of intangibles for the remainder of 2015, each of the next four calendar years following December 31, 2015, and thereafter is as follows (in thousands):

Years Ending December 31,	Net Increase in Rental Income	Increase to Amortization/Property Expenses	Net
2015 (remaining)	$(1,040)	$28,549	$27,509
2016	(521)	33,238	32,717
2017	(253)	30,213	29,960
2018	(228)	30,109	29,881
2019	(219)	30,063	29,844
Thereafter	(27,848)	286,478	258,630
	$(30,109)	$438,650	$408,541

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

CPA®:17 – Global 3/31/2015 10-Q – 20

Notes to Consolidated Financial Statements (Unaudited)

Items Measured at Fair Value on a Recurring Basis

The methods and assumptions described below were used to estimate the fair value of each class of financial instrument. For significant Level 3 items, we have also provided the unobservable inputs along with their weighted-average ranges.

Derivative Assets — Our derivative assets, which are included in Other assets, net in the consolidated financial statements, are comprised of foreign currency forward contracts, stock warrants, embedded derivatives, and a swaption (Note 10). The foreign currency forward contracts and swaption were measured at fair value using readily observable market inputs, such as quotations on interest rates, and were classified as Level 2 as these instruments are custom, over-the-counter contracts with various bank counterparties that are not traded in an active market. The stock warrants and embedded derivatives were measured at fair value using internal valuation models that incorporate market inputs and our own assumptions about future cash flows. We classified these assets as Level 3 because these assets are not traded in an active market.

Derivative Liabilities — Our derivative liabilities, which are included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, are comprised of interest rate swaps and foreign currency forward contracts (Note 10). The interest rate swaps and foreign currency forward contracts were measured at fair value using readily observable market inputs, such as quotations on interest rates, and were classified as Level 2 because they are custom, over-the-counter contracts with various bank counterparties that are not traded in an active market.

We did not have any transfers into or out of Level 1, Level 2, and Level 3 measurements during either the three months ended March 31, 2015 or 2014. Gains and losses (realized and unrealized) included in earnings are reported in Other income and (expenses) in the consolidated financial statements.

Our other financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands):

		March 31, 2015		December 31, 2014
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-recourse debt (a)	3	$1,849,317	$1,916,971	$1,896,489	$1,961,905
Loans receivable (a)	3	82,600	83,970	40,000	41,990
Other securities (b)	3	8,426	9,649	9,381	9,649
Deferred acquisition fees payable (c)	3	5,474	6,109	9,009	10,077
CMBS (d)	3	2,642	8,422	3,053	8,899
___________

(a)
We determined the estimated fair value of our non-recourse debt and note receivable with China Alliance Properties Limited using a discounted cash flow model with rates that take into account the credit of the tenant/obligor and interest rate risk. We also considered the value of the underlying collateral taking into account the quality of the collateral, the credit quality of the tenant/obligor, the time until maturity, and the current market interest rate. Additionally, for our loans receivable with 127 West 23rd Manager, LLC and 1185 Broadway LLC, we estimated that the fair values of the loans receivable approximated their carrying values.

(b)	Amounts at March 31, 2015 and December 31, 2014 primarily reflect our interest in a foreign debenture, which is included in Other assets, net in the consolidated financial statements.

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

(d)
The carrying value of our commercial mortgage-backed securities, or CMBS, is inclusive of an impairment charge recognized during the three months ended March 31, 2015, as well as accretion related to the estimated cash flows expected to be received. There were no purchases, sales, or impairment charges recognized during the three months ended March 31, 2014.

We estimated that our other financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values at both March 31, 2015 and December 31, 2014.

CPA®:17 – Global 3/31/2015 10-Q – 21

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

The following table presents information about our assets that were measured at fair value on a non-recurring basis (in thousands):

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
	Fair Value Measurements	Total Impairment Charges	Fair Value Measurements	Total Impairment Charges
Impairment Charges
CMBS	$954	$567	$—	$—

During the three months ended March 31, 2015, we incurred an other-than-temporary impairment charge on a tranche in our CMBS portfolio totaling $0.6 million to reduce its carrying value to its estimated fair value as a result of non-performance. The fair value measurement related to the impairment charge was derived from a third-party appraisal, which was based on input from dealers, buyers, and other market participants, as well as updates on prepayments, losses, and delinquencies within our CMBS portfolio.

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

CPA®:17 – Global 3/31/2015 10-Q – 22

Notes to Consolidated Financial Statements (Unaudited)

costs, such as transaction or breakage fees. We have established policies and procedures for risk assessment and the approval, reporting, and monitoring of derivative financial instrument activities.

We measure derivative instruments at fair value and record them as assets or liabilities, depending on our rights or obligations under the applicable derivative contract. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. For a derivative designated, and that qualified, as a cash flow hedge, the effective portion of the change in fair value of the derivative is recognized in Other comprehensive loss until the hedged item is recognized in earnings. For a derivative designated, and that qualified, as a net investment hedge, the effective portion of the change in the fair value and/or the net settlement of the derivative are reported in Other comprehensive loss as part of the cumulative foreign currency translation adjustment. Amounts are reclassified out of Other comprehensive loss into earnings when the hedged investment is either sold or substantially liquidated. The ineffective portion of the change in fair value of any derivative is immediately recognized in earnings.

The following table sets forth certain information regarding our derivative instruments (in thousands):

Derivatives Designated as Hedging Instruments		Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
	Balance Sheet Location	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Foreign currency forward contracts	Other assets, net	$48,243	$24,051	$—	$—
Interest rate swaps	Other assets, net	—	71	—	—
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	—	—	(15,005)	(14,554)
Derivatives Not Designated as Hedging Instruments
Embedded derivatives	Other assets, net	207	499	—	—
Stock warrants	Other assets, net	1,683	1,848	—	—
Foreign currency forward contracts	Other assets, net	11,223	5,120	—	—
Foreign currency forward contracts	Accounts payable, accrued expenses and other liabilities	—	—	(9,011)	(2,904)
Swaption	Other assets, net	413	505	—	—
Total derivatives		$61,769	$32,094	$(24,016)	$(17,458)

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis on our consolidated financial statements. At both March 31, 2015 and December 31, 2014, no cash collateral had been posted nor received for any of our derivative positions.

CPA®:17 – Global 3/31/2015 10-Q – 23

Notes to Consolidated Financial Statements (Unaudited)

The following tables present the impact of our derivative instruments in the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized in Other Comprehensive Loss on Derivatives (Effective Portion)
	Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationships	2015	2014
Interest rate cap (a)	$—	$332
Interest rate swaps	(1,451)	(1,919)
Foreign currency collars	—	(116)
Foreign currency forward contracts	24,205	(809)

Derivatives in Net Investment Hedging Relationships (b)
Foreign currency forward contracts	188	—

Derivatives Formerly in Net Investment Hedging Relationships (c)
Foreign currency forward contracts	—	61
Total	$22,942	$(2,451)

		Amount of Gain (Loss) Reclassified from Other Comprehensive Loss into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified to Income	Three Months Ended March 31,
		2015	2014 (d)
Interest rate cap	Interest expense	$—	$(332)
Interest rate swaps	Interest expense	(2,284)	(1,802)
Foreign currency collars	Other income and (expenses)	—	77
Foreign currency forward contracts	Other income and (expenses)	3,129	(189)
Total		$845	$(2,246)
___________

(a)	Includes a gain attributable to noncontrolling interest of $0.1 million for the three months ended March 31, 2014.

(b)
The effective portion of the change in fair value and the settlement of these contracts are reported in the foreign currency translation adjustment section of Other comprehensive loss until the underlying investment is sold, at which time we reclassify the gain or loss to earnings.

(c)
In September 2014, a new forward contract was executed to offset this existing forward contract that has not yet reached its maturity. As a result of this transaction, this existing forward contract was de-designated as a hedging instrument. However, the effective portion of the change in fair value (through the date of de-designation) and the settlement of this contract are reported in the foreign currency translation adjustment section of Other comprehensive loss until the underlying investment is sold, at which time we will reclassify the gain or loss to earnings.

(d)	The amounts included in this column for the period presented herein have been revised to reverse the signs that were incorrectly presented when originally filed.

CPA®:17 – Global 3/31/2015 10-Q – 24

Notes to Consolidated Financial Statements (Unaudited)

Amounts reported in Other comprehensive loss related to interest rate swaps will be reclassified to Interest expense as interest payments are made on our variable-rate debt. Amounts reported in Other comprehensive loss related to foreign currency derivative contracts will be reclassified to Other income and (expenses) when the hedged foreign currency contracts are settled. At March 31, 2015, we estimated that an additional $7.1 million and $8.6 million will be reclassified as interest expense and as other expenses, respectively, during the next 12 months.

		Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives Not in Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended March 31,
		2015	2014
Embedded credit derivatives	Other income and (expenses)	$237	$118
Foreign currency forward contracts	Other income and (expenses)	(4)	(62)
Stock warrants	Other income and (expenses)	(165)	—
Swaption	Other income and (expenses)	(92)	(258)

Derivatives in Hedging Relationships
Interest rate swaps (a)	Interest expense	84	71
Total		$60	$(131)
___________

(a)	Relates to the ineffective portion of the hedging relationship.

See below for information on our purposes for entering into derivative instruments and for information on derivative instruments owned by unconsolidated investments, which are excluded from the tables above.

Interest Rate Swaps and Swaption

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our investment partners have obtained, and may in the future obtain, variable-rate, non-recourse mortgage loans and, as a result, we have entered into, and may continue to enter into, interest rate swap agreements or swaptions with counterparties. Interest rate swaps, which effectively convert the variable-rate debt service obligations of the loan to a fixed rate, are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flow over a specific period. The face amount on which the swaps are based is not exchanged. A swaption gives us the right but not the obligation to enter into an interest rate swap, of which the terms and conditions are set on the trade date, on a specified date in the future. Our objective in using these derivatives is to limit our exposure to interest rate movements.

The interest rate swaps and swaption that we had outstanding on our consolidated subsidiaries at March 31, 2015 are summarized as follows (currency in thousands):

Interest Rate Derivatives	Number of Instruments	Notional Amount		Fair Value at March 31, 2015 (a)
Designated as Cash Flow Hedging Instruments
Interest rate swaps	7	190,810	EUR	$(6,143)
Interest rate swaps	13	233,554	USD	(8,862)
Not Designated as Hedging Instrument
Swaption	1	13,230	USD	413
				$(14,592)
____________

(a)	Fair value amount is based on the exchange rate of the euro at March 31, 2015, as applicable.

CPA®:17 – Global 3/31/2015 10-Q – 25

Notes to Consolidated Financial Statements (Unaudited)

The interest rate swap that one of our unconsolidated jointly-owned investments had outstanding at March 31, 2015 and was designated as a cash flow hedge is summarized as follows (currency in thousands):

Interest Rate Derivative	Ownership Interest in Investee at March 31, 2015	Number of Instruments	Notional Amount		Fair Value at March 31, 2015 (a)
Interest rate swap	85%	1	11,552	EUR	$(578)
____________

(a)	Fair value amount is based on the exchange rate of the euro at March 31, 2015.

Foreign Currency Contracts

We are exposed to foreign currency exchange rate movements, primarily in the euro and, to a lesser extent, the British pound sterling, the Norwegian krone, and the Japanese yen. We manage foreign currency exchange rate movements by generally placing our debt service obligation on an investment in the same currency as the tenant’s rental obligation to us. This reduces our overall exposure to the net cash flow from that investment. However, we are subject to foreign currency exchange rate movements to the extent of the difference in the timing and amount of the rental obligation and the debt service. Realized and unrealized gains and losses recognized in earnings related to foreign currency transactions are included in Other income and (expenses) in the consolidated financial statements.

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

The following table presents the foreign currency derivative contracts we had outstanding and their designations at March 31, 2015 (currency in thousands):

Foreign Currency Derivatives	Number of Instruments	Notional Amount		Fair Value at March 31, 2015 (a)
Designated as Cash Flow Hedging Instruments
Foreign currency forward contracts	92	182,867	EUR	$43,548
Foreign currency forward contracts	17	12,239	NOK	133
Not Designated as Hedging Instruments
Foreign currency forward contracts	2	90,000	EUR	2,212
Designated as Net Investment Hedging Instruments
Foreign currency forward contracts	12	1,123,025	JPY	4,475
Foreign currency forward contracts	5	7,996	NOK	87
				$50,455
___________

(a)	Fair value amounts are based on the exchange rate of the euro, the Norwegian krone, or the Japanese yen, as applicable, at March 31, 2015.

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of collateral received, if any. No collateral was received as of March 31, 2015. At March 31, 2015, our total credit exposure was $48.1 million and the maximum exposure to any single counterparty was $23.1 million.

Some of the agreements we have with our derivative counterparties contain certain credit contingent provisions that could result in a declaration of default against us regarding our derivative obligations if we either default or are capable of being declared in default on certain of our indebtedness. At March 31, 2015, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives that were in a net liability position was $25.8 million and $18.5 million at March 31, 2015 and December 31, 2014, respectively, which included accrued interest and any adjustment for nonperformance risk. If we had breached any of these provisions at March 31, 2015 or December 31, 2014, we could have been

CPA®:17 – Global 3/31/2015 10-Q – 26

Notes to Consolidated Financial Statements (Unaudited)

required to settle our obligations under these agreements at their aggregate termination value of $26.5 million and $19.1 million, respectively.

Information about Significant Tenants

For the three months ended March 31, 2015, the following tenants represented 5% or more of total lease revenues:

•	The New York Times Company (9%);

•	Metro Cash & Carry Italia S.p.A. (8%);

•	Agrokor d.d. (7%);

•	KBR, Inc. (7%); and

•	General Parts Inc., Golden State Supply LLC, Straus-Frank Enterprises LLC, General Parts Distribution LLC, and Worldpac Inc. (6%).

Note 11. Non-Recourse Debt

Non-recourse debt consists of mortgage notes payable, which are collateralized by the assignment of real estate properties with an aggregate carrying value of $2.8 billion and $2.9 billion at March 31, 2015 and December 31, 2014, respectively. At March 31, 2015, our mortgage notes payable bore interest at fixed annual rates ranging from 2.0% to 8.0% and variable contractual annual rates ranging from 2.8% to 6.1%, with maturity dates ranging from 2015 to 2039.

During the three months ended March 31, 2015, we obtained two new non-recourse mortgage financings totaling $17.0 million with a weighted-average annual interest rate and term of 4.1% and nine years, respectively, of which $2.2 million related to an investment acquired during a prior year and $14.8 million related to an investment acquired during the current year.

Scheduled Debt Principal Payments

Scheduled debt principal payments during the remainder of 2015, each of the next four calendar years following December 31, 2015, and thereafter are as follows (in thousands):

Years Ending December 31,	Total
2015 (remainder)	$56,035
2016	246,898
2017	339,037
2018	153,430
2019	38,620
Thereafter through 2039	1,018,167
1,852,187
Unamortized discount, net	(2,870)
Total	$1,849,317

Certain amounts in the table above are based on the applicable foreign currency exchange rate at March 31, 2015. The impact on the carrying value of our Non-recourse debt due to the strengthening of the U.S. dollar relative to foreign currencies during the three months ended March 31, 2015 was a decrease of $57.8 million from December 31, 2014 to March 31, 2015.

Note 12. Commitments and Contingencies

At March 31, 2015, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations. See Note 5 for unfunded construction commitments.

CPA®:17 – Global 3/31/2015 10-Q – 27

Notes to Consolidated Financial Statements (Unaudited)

Note 13. Equity

Reclassifications Out of Accumulated Other Comprehensive Loss

The following tables present a reconciliation of changes in Accumulated other comprehensive loss by component for the periods presented (in thousands):

	Three Months Ended March 31, 2015
	Gains and Losses on Derivative Instruments	Gains and Losses on Marketable Securities	Foreign Currency Translation Adjustments	Total
Beginning balance	$7,311	$(106)	$(88,212)	$(81,007)
Other comprehensive income (loss) before reclassifications	23,581	7	(88,730)	(65,142)
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	2,284	—	—	2,284
Other income and (expenses)	(3,129)	—	—	(3,129)
Total	(845)	—	—	(845)
Net current-period Other comprehensive income (loss)	22,736	7	(88,730)	(65,987)
Net current-period Other comprehensive loss attributable to noncontrolling interests	—	—	1,224	1,224
Ending balance	$30,047	$(99)	$(175,718)	$(145,770)

	Three Months Ended March 31, 2014
	Gains and Losses on Derivative Instruments	Gains and Losses on Marketable Securities	Foreign Currency Translation Adjustments	Total
Beginning balance	$(16,717)	$(391)	$3,666	$(13,442)
Other comprehensive (loss) income before reclassifications	(4,757)	24	(1,060)	(5,793)
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	2,134	—	—	2,134
Other income and (expenses)	112	—	—	112
Total	2,246	—	—	2,246
Net current-period Other comprehensive (loss) income	(2,511)	24	(1,060)	(3,547)
Net current-period Other comprehensive (income) loss attributable to noncontrolling interests	(149)	—	4	(145)
Ending balance	$(19,377)	$(367)	$2,610	$(17,134)

Distributions Declared

During the first quarter of 2015, our board of directors declared a quarterly distribution of $0.1625 per share, which was paid on April 15, 2015 to stockholders of record on March 31, 2015, in the amount of $53.9 million.

CPA®:17 – Global 3/31/2015 10-Q – 28

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide the reader with information that will assist in understanding our financial statements and the reasons for changes in certain key components of our financial statements from period to period. Management’s Discussion and Analysis of Financial Condition and Results of Operations also provides the reader with our perspective on our financial position and liquidity, as well as certain other factors that may affect our future results. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the 2014 Annual Report.

Business Overview

As described in more detail in Item 1 of the 2014 Annual Report, we are a publicly-owned, non-listed REIT that invests primarily in commercial properties leased to companies both domestically and internationally. As opportunities arise, we also make other types of commercial real estate-related investments. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions, and other factors. We earn revenue principally by leasing the properties we own to single corporate tenants, primarily on a triple-net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, contractual rent adjustments, tenant defaults, sales of properties, and foreign currency exchange rates. We were formed in 2007 and are managed by the advisor. We hold substantially all of our assets and conduct substantially all of our business through our Operating Partnership. We are the general partner of, and own 99.99% of the interests in, the Operating Partnership. The remaining interest in the Operating Partnership is held by a subsidiary of WPC.

Significant Developments

Foreign Currency Fluctuation — We own investments outside the United States, primarily in Europe, and as a result, we are subject to the risk from the effects of exchange rate movements in various foreign currencies, primarily the euro. The average exchange rate of the U.S. dollar in relation to the euro decreased by approximately 17.8% during the three months ended March 31, 2015 as compared to the same period in 2014, resulting in a negative impact on the results of operations for our euro-denominated investments during the three months ended March 31, 2015. We try to manage our exposure related to fluctuations in exchange rates of the U.S. dollar relative to the respective currencies of our foreign operations by entering into hedging arrangements utilizing derivatives instruments such as foreign currency forward contracts. We also try to manage our exposure related to fluctuations in exchange rates of the U.S. dollar relative to the euro by incurring non-recourse debt denominated in the euro.

Net Asset Value — The advisor has determined that our estimated NAV as of December 31, 2014 was $9.72. The advisor generally calculates our NAV by relying in part on an estimate of the fair market value of our real estate provided by a third party, adjusted to give effect to the estimated fair value of mortgage loans encumbering our assets (also provided by a third party) as well as other adjustments. Our NAV is based on a number of variables, including individual tenant credits, lease terms, lending credit spreads, foreign currency exchange rates, and tenant defaults, among others. We do not control all of these variables and, as such, cannot predict how they will change in the future. For additional information on our calculation of our net asset value per share at December 31, 2014, please see our Current Report on Form 8-K dated March 31, 2015.

CPA®:17 – Global 3/31/2015 10-Q – 29

Portfolio Overview

We intend to continue to acquire a diversified portfolio of income-producing commercial properties and other real estate-related assets. We expect to make these investments both domestically and internationally. Portfolio information is provided on a consolidated basis to facilitate the review of our accompanying consolidated financial statements. In addition, we provide such information on a pro rata basis to better illustrate the economic impact of our various net-leased, jointly-owned investments.

Portfolio Summary

	March 31, 2015	December 31, 2014
Number of net-leased properties	368	365
Number of operating properties (a)	72	72
Number of tenants (b)	113	112
Total square footage (in thousands) (c)	42,751	41,243
Occupancy (b)	100.0%	100.0%
Weighted-average lease term (in years) (b)	13.9	14.1
Number of countries	11	11
Total assets (in thousands) (d)	$4,479,340	$4,605,897
Net investments in real estate (in thousands) (d)	3,009,579	3,062,287

	Three Months Ended March 31,
	2015	2014
Acquisition volume — consolidated (in millions) (d) (e) (f)	$129.0	$19.9
Acquisition volume — pro rata (in millions) (c) (e) (f)	138.1	98.1
Financing obtained — consolidated (in millions) (d) (g)	17.0	45.0
Financing obtained — pro rata (in millions) (c) (g) (h)	17.0	53.6
Average U.S. dollar/euro exchange rate (i)	1.1272	1.3705
Change in the U.S. CPI (j)	0.6%	1.4%
Change in the Harmonized Index of Consumer Prices (j)	0.2%	0.1%
__________

(a)
Operating properties are comprised of full or partial ownership interests in 71 self-storage properties, with an average occupancy of 87% at March 31, 2015, and one hotel, all of which are managed by third parties.

(b)	Excludes operating properties.

(c)	Represents pro rata basis. See Terms and Definitions below for a description of pro rata amounts.

(d)	Represents consolidated basis.

(e)	Includes build-to-suit transactions, which are reflected as the total commitment for the build-to-suit funding.

(f)	The amounts for the three months ended March 31, 2015 and 2014 include acquisition-related costs and fees, which are included in Acquisition expenses in the consolidated financial statements.

(g)	No debt was refinanced during the three months ended March 31, 2015. Includes a refinancing of $22.8 million obtained during the three months ended March 31, 2014.

(h)	Financing on a pro rata basis during the three months ended March 31, 2014 includes our share of the non-recourse mortgage financing related to Agrokor d.d., referred to as Agrokor 5.

(i)
The average conversion rate for the U.S. dollar in relation to the euro decreased during the three months ended March 31, 2015 as compared to the same period in 2014, resulting in a negative impact on earnings in the current year period for our euro-denominated investments.

(j)	Many of our lease agreements include contractual increases indexed to changes in the U.S. Consumer Price Index, or CPI, or similar indices.

CPA®:17 – Global 3/31/2015 10-Q – 30

Net-Leased Portfolio

The tables below represent information about our net-leased portfolio on a consolidated and pro rata basis and, accordingly, exclude all operating properties at March 31, 2015. See Terms and Definitions below for a description of pro rata amounts.

Top Ten Tenants by ABR
(in thousands, except percentages)

	Consolidated		Pro Rata
Tenant/Lease Guarantor	ABR	Percent	ABR	Percent
Metro Cash & Carry Italia S.p.A. (a)	$26,262	9%	$26,262	8%
The New York Times Company	26,057	9%	14,331	5%
Agrokor d.d. (a)	21,049	8%	22,265	7%
General Parts Inc., Golden State Supply LLC, Straus-Frank Enterprises LLC, General Parts Distribution LLC, and Worldpac Inc.	17,653	6%	17,653	6%
KBR, Inc.	13,956	5%	13,956	4%
Lineage Logistics Holdings, LLC	13,682	5%	13,682	4%
Blue Cross and Blue Shield of Minnesota, Inc.	11,966	4%	11,966	4%
Eroski Sociedad Cooperativa (a)	8,819	3%	9,456	3%
DTS Distribuidora Television Digital SA (a)	7,615	3%	7,615	2%
RLJ-McLarty-Landers Automotive Holdings, LLC	6,658	2%	6,656	2%
Total	$153,717	54%	$143,842	45%
__________

(a)	ABR amounts are subject to fluctuations in foreign currency exchange rates.

Portfolio Diversification by Geography and Property Type
(in thousands, except percentages)

	Consolidated		Pro Rata
Region	ABR	Percent	ABR	Percent
United States
East	$54,691	19%	$42,361	13%
South	53,752	19%	59,241	19%
Midwest	51,541	18%	56,531	18%
West	28,197	10%	29,167	9%
United States Total	188,181	66%	187,300	59%

International
Italy	24,723	9%	24,723	8%
Croatia	21,049	7%	22,265	7%
Spain	16,434	6%	17,071	5%
Poland	14,928	5%	19,020	6%
Germany	10,133	3%	19,112	6%
United Kingdom	5,353	2%	5,353	2%
Other (a)	4,918	2%	21,520	7%
International Total	97,538	34%	129,064	41%

Total	$285,719	100%	$316,364	100%

CPA®:17 – Global 3/31/2015 10-Q – 31

	Consolidated		Pro Rata
Property Type	ABR	Percent	ABR	Percent
Office	$96,489	34%	$94,400	30%
Warehouse	69,304	24%	84,966	27%
Retail	58,146	20%	70,398	22%
Industrial	45,686	16%	46,351	15%
Other (b)	16,094	6%	20,249	6%
	$285,719	100%	$316,364	100%
________

(a)	Consolidated includes ABR from tenants in the Netherlands and Japan. Pro rata includes ABR from tenants in the aforementioned countries and Hungary and Norway.

(b)
Consolidated includes ABR from tenants with the following property types: learning center and sports facility. Pro rata includes ABR from tenants with the aforementioned property types and self-storage.

Portfolio Diversification by Tenant Industry
(in thousands, except percentages)

	Consolidated		Pro Rata
Industry Type	ABR	Percent	ABR	Percent
Retail Stores	$67,939	24%	$80,496	25%
Business Services	37,632	13%	37,557	12%
Grocery	29,867	11%	45,784	14%
Media: Advertising, Printing, and Publishing	28,840	10%	17,115	5%
Insurance	12,088	4%	15,636	5%
Capital Equipment	11,906	4%	11,906	4%
Consumer Goods: Non-Durable	10,485	4%	8,459	3%
Consumer Services	9,333	3%	12,034	4%
Media: Broadcasting and Subscription	9,297	3%	9,297	3%
Automotive	9,170	3%	8,161	3%
Transportation: Cargo	8,780	3%	10,234	3%
Hotel, Gaming, and Leisure	8,697	3%	8,735	3%
Beverage, Food, and Tobacco	8,253	3%	8,253	3%
Telecommunications	6,817	2%	6,841	2%
High Tech Industries	5,488	2%	4,439	1%
Healthcare and Pharmaceuticals	5,399	2%	5,399	2%
Banking	4,605	2%	8,633	3%
Containers, Packing, and Glass	3,801	1%	7,448	2%
Other (a)	7,322	3%	9,937	3%
	$285,719	100%	$316,364	100%
__________

(a)
Consolidated includes ABR from tenants in the following industries: transportation: consumer; aerospace and defense; chemicals, plastics, and rubber; construction and building; metals and mining; consumer goods: durable; and environmental industries. Pro rata includes ABR from tenants in the aforementioned industries and energy: oil and gas.

CPA®:17 – Global 3/31/2015 10-Q – 32

Lease Expirations
(in thousands, except percentages and number of leases)

	Consolidated			Pro Rata
Year of Lease Expiration (a)	Number of Leases Expiring	ABR	Percent	Number of Leases Expiring	ABR	Percent
Remaining 2015 (b)	18	$1,211	—%	19	$1,213	—%
2016	10	3,670	1%	11	3,709	1%
2017	4	575	—%	4	575	—%
2018	2	124	—%	5	146	—%
2019	3	342	—%	3	342	—%
2020	2	120	—%	2	120	—%
2021	3	1,344	1%	3	949	—%
2022	1	2,473	1%	2	3,921	1%
2023	1	76	—%	2	4,105	2%
2024	7	38,218	14%	11	31,922	10%
2025	13	15,233	5%	11	15,233	5%
2026	10	10,781	4%	17	21,906	7%
2027	23	30,007	11%	23	30,007	10%
2028	26	37,165	13%	28	41,300	13%
2029	5	6,443	2%	5	6,443	2%
Thereafter	50	137,937	48%	54	154,473	49%
	178	$285,719	100%	200	$316,364	100%
__________

(a)	Assumes tenant does not exercise renewal option.

(b)	Month-to-month leases are included in 2015 ABR.

Self-Storage Summary

Our self-storage properties had an average occupancy rate of 87% at March 31, 2015. As of March 31, 2015, our self-storage portfolio was comprised as follows (square footage in thousands):

State	Number of Properties	Square Footage
California	29	2,079
Illinois	13	900
Florida	7	486
Texas	5	437
Hawaii	4	259
Louisiana	3	196
Georgia	2	79
Alabama	1	130
North Carolina	1	80
Mississippi	1	61
Consolidated Total	66	4,707
New York (45% ownership interest)	5	272
Pro Rata Total (a)	71	4,979
__________

(a)	See Terms and Definitions below for a description of pro rata amounts.

CPA®:17 – Global 3/31/2015 10-Q – 33

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

Financial Highlights

In the course of preparing our 2014 consolidated financial statements, we discovered an error related to our accounting for a subsidiary’s functional currency. We corrected this error, and other errors previously recorded as out-of-period adjustments, and revised our consolidated financial statements for all prior periods impacted. Accordingly, our financial results for the prior period presented herein have been revised for the correction of such errors (Note 2).

(in thousands)

	Three Months Ended March 31,
	2015	2014
Total revenues	$98,750	$101,149
Net income attributable to CPA®:17 – Global	14,580	8,801

Cash distributions paid	53,378	51,569

Net cash provided by operating activities	55,520	46,143
Net cash used in investing activities	(166,412)	(154,623)
Net cash used in financing activities	(27,176)	(22,353)

Supplemental financial measures:
Funds from operations (a)	46,334	39,602
Modified funds from operations (a)	46,660	40,500
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

Total revenues decreased for the three months ended March 31, 2015 as compared to the same period in 2014, primarily reflecting a decrease in Other real estate income due to the sale of a hotel that had been classified as an operating property in April 2014 (Note 5) and the strengthening of the U.S. dollar relative to foreign currencies, partially offset by an increase in revenues received from investments acquired after March 31, 2014 through March 31, 2015 (Note 5, Note 6).

Net income attributable to CPA®:17 – Global increased for the three months ended March 31, 2015 as compared to the same period in 2014, primarily reflecting a gain on sale of real estate, net of tax recognized during the current year period (Note 5), revenues received from investments acquired after March 31, 2014 through March 31, 2015 (Note 5, Note 6), a decrease in

CPA®:17 – Global 3/31/2015 10-Q – 34

general and administrative expenses due to a decrease in investment volume, and our share of acquisition expenses recorded by a jointly-owned investment during the prior year period, partially offset by foreign currency transaction losses recognized during the current year period as compared to foreign currency transaction gains recognized during the prior year period.

Net cash provided by operating activities, FFO, and MFFO all increased for the three months ended March 31, 2015 as compared to the same period in 2014, primarily as a result of our share of acquisition expenses recorded by a jointly-owned investment during the prior year period, the impact of investments acquired after March 31, 2014 through March 31, 2015, and a decrease in general and administrative expenses due to a decrease in investment volume.

CPA®:17 – Global 3/31/2015 10-Q – 35

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

The following table presents the comparative results of operations (in thousands):

	Three Months Ended March 31,
	2015	2014	Change
Revenues
Lease revenues	$76,857	$76,643	$214
Operating property revenues	11,838	16,334	(4,496)
Reimbursable tenant costs	7,505	6,263	1,242
Interest income and other	2,550	1,909	641
	98,750	101,149	(2,399)
Operating Expenses
Depreciation and amortization:
Net-leased properties	22,306	21,702	604
Operating properties	3,258	4,138	(880)
	25,564	25,840	(276)
Property expenses:
Reimbursable tenant costs	7,505	6,263	1,242
Asset management fees	7,162	6,620	542
Operating properties	4,857	9,425	(4,568)
Net-leased properties	3,007	3,045	(38)
	22,531	25,353	(2,822)
General and administrative	4,843	6,201	(1,358)
Acquisition expenses	603	1,129	(526)
Impairment charge	567	—	567
	54,108	58,523	(4,415)
Operating Income	44,642	42,626	2,016
Other Income and Expenses
Equity in earnings (losses) of equity method investments in real estate	3,215	(2,864)	6,079
Other income and (expenses)	(3,394)	683	(4,077)
Interest expense	(22,025)	(23,329)	1,304
	(22,204)	(25,510)	3,306
Income before income taxes and gain on sale of real estate	22,438	17,116	5,322
Provision for income taxes	(791)	(638)	(153)
Income before gain on sale of real estate	21,647	16,478	5,169
Gain on sale of real estate, net of tax	2,197	—	2,197
Net Income	23,844	16,478	7,366
Net income attributable to noncontrolling interests	(9,264)	(7,677)	(1,587)
Net Income Attributable to CPA®:17 – Global	$14,580	$8,801	$5,779
MFFO	$46,660	$40,500	$6,160

CPA®:17 – Global 3/31/2015 10-Q – 36

Lease Composition and Leasing Activities

As of March 31, 2015, approximately 51.2% of our net leases, based on consolidated ABR, provide for adjustments based on formulas indexed to changes in the CPI, or similar indices for the jurisdiction in which the property is located, some of which have caps and/or floors. In addition, 48.2% of our net leases on that same basis have fixed rent adjustments, for which consolidated ABR is scheduled to increase by an average of 4.1% in the next 12 months. We own international investments and, therefore, lease revenues from these investments are subject to fluctuations in exchange rate movements in foreign currencies, primarily the euro.

During both the three months ended March 31, 2015 and 2014, we did not enter into any new leases or modify any existing leases. This does not include new acquisitions for our portfolio during the periods presented.

CPA®:17 – Global 3/31/2015 10-Q – 37

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

	Three Months Ended March 31,
	2015	2014	Change
Existing Net-Leased Properties
Lease revenues	$73,845	$76,328	$(2,483)
Depreciation and amortization	(20,227)	(21,130)	903
Property expenses	(2,918)	(3,045)	127
Property level contribution	50,700	52,153	(1,453)
Recently Acquired Net-Leased Properties
Lease revenues	3,012	315	2,697
Depreciation and amortization	(2,079)	(479)	(1,600)
Property expenses	(89)	—	(89)
Property level contribution	844	(164)	1,008
Operating Properties
Revenues	11,048	9,866	1,182
Other real estate revenue	790	782	8
Property expenses	(4,857)	(4,731)	(126)
Depreciation and amortization	(3,258)	(3,598)	340
Property level contribution	3,723	2,319	1,404
Properties Sold
Revenues	—	5,686	(5,686)
Property expenses	—	(4,694)	4,694
Depreciation and amortization	—	(633)	633
Property level contribution	—	359	(359)
Total Property Level Contribution
Lease revenues	76,857	76,643	214
Property expenses	(3,007)	(3,045)	38
Operating property revenues	11,838	16,334	(4,496)
Operating property expenses	(4,857)	(9,425)	4,568
Depreciation and amortization	(25,564)	(25,840)	276
Property Level Contribution	55,267	54,667	600
Add other income:
Non-rent related revenue and other	2,550	1,909	641
Less other expenses:
Asset management fees	(7,162)	(6,620)	(542)
General and administrative	(4,843)	(6,201)	1,358
Acquisition expenses	(603)	(1,129)	526
Impairment charge	(567)	—	(567)
Operating Income	$44,642	$42,626	$2,016

CPA®:17 – Global 3/31/2015 10-Q – 38

Existing Net-Leased Properties

Existing net-leased properties are those we acquired or placed into service prior to January 1, 2014. At March 31, 2015, there were 220 existing net-leased properties.

For the three months ended March 31, 2015 as compared to the same period in 2014, property level contribution for existing net-leased properties decreased by $1.5 million, primarily as a result of the strengthening of the U.S. dollar relative to foreign currencies.

Recently Acquired Net-Leased Properties

Recently acquired net-leased properties are those that we acquired or placed into service subsequent to December 31, 2013.

For the three months ended March 31, 2015 as compared to the same period in 2014, property level contribution from recently acquired net-leased properties increased by $1.0 million as a result of ten properties acquired after March 31, 2014 through March 31, 2015.

Operating Properties

Other real estate operations represent primarily the results of operations (revenues and operating expenses) of our 66 consolidated self-storage properties. All of our self-storage properties were acquired prior to January 1, 2014. Additionally, other real estate operations includes the results of operations of a parking garage attached to one of our existing net-leased properties.

For the three months ended March 31, 2015 as compared to the same period in 2014, property level contribution from operating properties increased by $1.4 million, primarily due to an increase in the occupancy rate for our self-storage properties.

Properties Sold

In April 2014, we sold a hotel that had been classified as an operating property in the consolidated financial statements (Note 5). For the three months ended March 31, 2014, property level contribution from that hotel was $0.4 million.

Other Revenues and Expenses

Non-Rent Related Revenue and Other

Non-rent related revenue and other primarily consists of interest earned on our loans receivable and CMBS investments.

For the three months ended March 31, 2015 as compared to the same period in 2014, non-rent related revenue and other increased by $0.6 million, primarily due to interest income received from the loans receivable that we funded during the three months ended March 31, 2015 (Note 6).

Property Expenses — Asset Management Fees

For the three months ended March 31, 2015 as compared to the same period in 2014, asset management fees increased by $0.5 million, as a result of investment volume growth since March 31, 2014 and an increase in the estimated fair value of our real estate, both of which increased the asset base from which the advisor earns a fee.

CPA®:17 – Global 3/31/2015 10-Q – 39

General and Administrative

For the three months ended March 31, 2015 as compared to the same period in 2014, general and administrative expenses decreased by $1.4 million, primarily due to a decrease in professional expenses of $1.1 million. Professional expenses decreased primarily due to lower audit and tax professional fees as a result of a decrease in investment volume. Professional fees include legal, accounting, and investor-related expenses incurred in the normal course of business.

Acquisition Expenses

Acquisition expenses represent direct costs incurred to acquire properties in transactions that are accounted for as business combinations, whereby such costs are required to be expensed as incurred (Note 5).

For the three months ended March 31, 2015 as compared to the same period in 2014, acquisition expenses decreased by $0.5 million, primarily due to a decrease in the number of business combinations we entered into during the three months ended March 31, 2015 as compared to the same period in 2014.

Impairment Charge

During the three months ended March 31, 2015, we incurred an other-than-temporary impairment charge of $0.6 million on one of our CMBS tranches to reduce its carrying value to its estimated fair value as a result of non-performance (Note 9). At March 31, 2015, the carrying value of our CMBS was $2.6 million in aggregate.

Equity in Earnings (Losses) of Equity Method Investments in Real Estate

Equity in earnings (losses) of equity method investments in real estate is recognized in accordance with each respective investment agreement and, where applicable, based upon an allocation of the investment’s net assets at book value as if the investment were hypothetically liquidated at the end of each reporting period.

For the three months ended March 31, 2014, we recognized equity in losses of equity method investments in real estate of $2.9 million. Our equity in earnings of equity method investments in real estate was more than offset by $4.2 million of acquisition expenses recorded by the entity that leases its property Bank Pekao S.A., which was acquired in March 2014.

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

For the three months ended March 31, 2015, we recognized net other expenses of $3.4 million, which was primarily comprised of realized and unrealized foreign currency transaction losses related to our international investments of $6.8 million, partially offset by gains recognized on derivatives of $3.1 million.

For the three months ended March 31, 2014, we recognized net other income of $0.7 million, which was primarily comprised of realized and unrealized foreign currency transaction gains related to our international investments of $0.9 million, partially offset by losses recognized on derivatives of $0.3 million.

Interest Expense

For the three months ended March 31, 2015 as compared to the same period in 2014, interest expense decreased by $1.3 million, primarily due to a decrease of $1.2 million as a result of the strengthening of the U.S. dollar relative to foreign currencies.

CPA®:17 – Global 3/31/2015 10-Q – 40

Gain on Sale of Real Estate, Net of Tax

During the three months ended March 31, 2015, we recognized a gain on sale of real estate, net of tax of $2.2 million as a result of the sale of a hotel (Note 5).

Net Income Attributable to Noncontrolling Interests

For the three months ended March 31, 2015 as compared to the same period in 2014, net income attributable to noncontrolling interests increased by $1.6 million, primarily due to an increase of $1.4 million in the Available Cash Distribution paid to the advisor as a result of our investment activity since March 31, 2014.

Net Income Attributable to CPA®:17 – Global

For the three months ended March 31, 2015 as compared to the same period in 2014, the resulting net income attributable to CPA®:17 – Global decreased by $5.8 million.

Modified Funds from Operations

MFFO is a non-GAAP measure that we use to evaluate our business. For a definition of MFFO and reconciliation to net income attributable to CPA®:17 – Global, see Supplemental Financial Measures below.

For the three months ended March 31, 2015 as compared to the same period in 2014, MFFO increased by $6.2 million, primarily as a result of our share of acquisition expenses recorded by a jointly-owned investment during the prior year period, the impact of investments acquired after March 31, 2014 through March 31, 2015, and a decrease in general and administrative expenses due to a decrease in investment volume.

Financial Condition

Sources and Uses of Cash During the Period

We expect to continue to invest in a diversified portfolio of income-producing commercial properties and other real estate-related assets. We use the cash flow generated from our investments primarily to meet our operating expenses, service debt, and fund distributions to our stockholders. Our cash flows fluctuate from period to period due to a number of factors, which may include, among other things, the timing of purchases and sales of real estate, the timing of the receipt of the proceeds from and the repayment of non-recourse mortgage loans and receipt of lease revenues, whether the advisor receives fees in shares of our common stock or cash, the timing and characterization of distributions received from equity investments in real estate, the timing of payments of the Available Cash Distribution to the advisor, and changes in foreign currency exchange rates. Despite these fluctuations, we believe our net leases and other real estate-related assets will generate sufficient cash from operations and from equity distributions in excess of equity income in real estate to meet our normal recurring short-term and long-term liquidity needs. We may also use existing cash resources, the proceeds of non-recourse mortgage loans, and the issuance of additional equity securities to meet these needs. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the period are described below.

Operating Activities — Net cash provided by operating activities increased by $9.4 million during the three months ended March 31, 2015 as compared to the same period in 2014, primarily reflecting our share of acquisition expenses recorded by a jointly-owned investment during the prior year period, the impact of investments acquired after March 31, 2014 through March 31, 2015, and a decrease in general and administrative expenses.

CPA®:17 – Global 3/31/2015 10-Q – 41

Investing Activities — Our investing activities are generally comprised of real estate-related transactions (purchases and sales), payment of deferred acquisition fees to the advisor related to asset acquisitions, and capitalized property-related costs.

During the three months ended March 31, 2015, we used $86.9 million to acquire two real estate investments and $6.9 million to fund construction costs on build-to-suit projects (Note 5). We used $42.6 million to fund two loans receivable (Note 6). We contributed $25.6 million to jointly-owned investments, including $9.1 million to acquire a follow-on equity interest in an existing investment. We received $6.7 million as a return of capital from our equity investments in real estate. We paid value added taxes totaling $14.7 million in connection with several international investments and recovered $0.7 million of value added taxes during the three months ended March 31, 2015, including amounts paid in prior years. Net funds totaling $4.9 million were deposited in and released from escrow accounts. Payments of deferred acquisition fees to the advisor totaled $2.7 million (Note 4).

Financing Activities — During the three months ended March 31, 2015, we paid distributions related to the fourth quarter of 2014 totaling $53.4 million to our stockholders, which were comprised of cash distributions of $27.7 million and distributions that were reinvested in shares of our common stock by stockholders through our distribution reinvestment and stock purchase plan of $25.7 million. We received $17.0 million in proceeds from mortgage financings related to new and existing investments (Note 11). We paid distributions of $8.5 million to affiliates that hold noncontrolling interests in various investments jointly-owned with us. We made scheduled and unscheduled mortgage principal installments totaling $6.6 million.

Distributions

Our objectives are to generate sufficient cash flow over time to provide our stockholders with distributions and to seek investments with potential for capital appreciation throughout varying economic cycles. During the three months ended March 31, 2015, we declared distributions to our stockholders totaling $53.9 million, which were comprised of $28.0 million of cash distributions and $25.9 million of distributions reinvested by stockholders through our distribution reinvestment and stock purchase plan. We funded all of these distributions from Net cash provided by operating activities. Since inception, we have funded 95% of our cumulative distributions from Net cash provided by operating activities, with the remainder being funded primarily from proceeds of our public offerings. In determining our distribution policy during the periods in which we are investing capital, we place primary emphasis on projections of cash flow from operations, together with cash distributions from our unconsolidated investments, rather than on historical results of operations (though these and other factors may be a part of our consideration). In setting a distribution rate, we thus focus primarily on expected returns from those investments we have already made, as well as our anticipated rate of return from future investments, to assess the sustainability of a particular distribution rate over time.

Redemptions

We maintain a quarterly redemption program pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from stockholders seeking liquidity. During the three months ended March 31, 2015, we received requests to redeem 453,891 shares of our common stock pursuant to our redemption plan, all of which were redeemed during the second quarter of 2015.

CPA®:17 – Global 3/31/2015 10-Q – 42

Summary of Financing

The table below summarizes our non-recourse debt (dollars in thousands):

	March 31, 2015	December 31, 2014
Carrying Value
Fixed rate	$1,237,555	$1,259,320
Variable rate:
Amount subject to interest rate swaps	413,473	434,202
Floating interest rate mortgage loans	162,277	166,932
Amount of fixed rate debt subject to interest rate reset features	36,012	36,035
	611,762	637,169
	$1,849,317	$1,896,489
Percent of Total Debt
Fixed rate	67%	66%
Variable rate	33%	34%
	100%	100%
Weighted-Average Interest Rate at End of Period
Fixed rate	5.3%	5.3%
Variable rate (a)	4.0%	4.0%
___________

(a)	The impact of our derivative instruments is reflected in the weighted-average interest rates.

Cash Resources

At March 31, 2015, our cash resources consisted primarily of cash and cash equivalents totaling $129.3 million. Of this amount, $35.0 million, at then-current exchange rates, was held in foreign subsidiaries, but we could be subject to restrictions or significant costs should we decide to repatriate these amounts. We also had unleveraged properties that had an aggregate carrying value of $228.3 million at March 31, 2015, although there can be no assurance that we would be able to obtain financing for these properties. In addition, our board of directors and the board of directors of WPC have each approved unsecured loans to us from WPC of up to $75.0 million in the aggregate for the purpose of facilitating acquisitions, with any such loans made solely at the discretion of WPC’s management. We did not borrow any funds from WPC during the three months ended March 31, 2015 nor did we have any amounts outstanding at March 31, 2015. Our cash resources may be used for future investments and can be used for working capital needs, other commitments, and distributions to our stockholders.

Cash Requirements

During the next 12 months, we expect that our cash requirements will include acquiring new investments, funding capital commitments such as build-to-suit projects and ADC Arrangements, paying distributions to our stockholders and to our affiliates that hold noncontrolling interests in entities we control, and making scheduled and unscheduled mortgage loan principal payments, as well as other normal recurring operating expenses. Balloon payments totaling $35.1 million on our consolidated mortgage loan obligations are also due during the next 12 months. The advisor is actively seeking to refinance certain of these loans, although there can be no assurance that it will be able to do so on favorable terms, if at all. Capital and other lease commitments totaling $27.6 million are expected to be funded during the next 12 months. We expect to fund future investments, capital commitments, any capital expenditures on existing properties, and scheduled and unscheduled debt maturities on our mortgage loans through the use of our cash reserves, cash generated from operations, and proceeds from our distribution reinvestment and stock purchase plan.

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements, and other contractual obligations (primarily our capital commitments and lease obligations) at March 31, 2015 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Non-recourse debt — principal (a)	$1,852,187	$62,788	$601,990	$191,323	$996,086
Deferred acquisition fees — principal	7,032	4,177	2,855	—	—
Interest on borrowings and deferred acquisition fees	464,054	87,565	145,734	107,959	122,796
Subordinated disposition fees (b)	202	—	—	202	—
Capital commitments (c)	24,709	24,379	—	330	—
Operating and other lease commitments (d)	76,226	3,244	6,746	6,941	59,295
Asset retirement obligations, net (e)	23,465	—	—	—	23,465
	$2,447,875	$182,153	$757,325	$306,755	$1,201,642
___________

(a)	Excludes $2.9 million of unamortized discount, net, on two notes, which was included in Non-recourse debt at March 31, 2015.

(b)
Represents amounts that may be payable to the advisor in connection with sales of assets if minimum stockholder returns are satisfied (Note 4). There can be no assurance as to whether or when these fees will be paid.

(c)
Capital commitments include (i) current build-to-suit projects of $19.6 million (Note 5), (ii) capital commitments related to ADC Arrangements of $4.5 million (Note 7), and (iii) $0.6 million related to other construction commitments.

(d)
Operating commitments consist of rental obligations under ground leases. Other lease commitments consist of our share of future rents payable for the purpose of leasing office space pursuant to the advisory agreement. Amounts are allocated among WPC, the CPA® REITs, and CWI (Note 4).

(e)
Represents the future amount of obligations estimated for the removal of asbestos and environmental waste in connection with several of our acquisitions, payable upon the retirement or sale of the assets.

CPA®:17 – Global 3/31/2015 10-Q – 43

Amounts in the table above that relate to our foreign operations are based on the exchange rate of the local currencies at March 31, 2015, which consisted primarily of the euro. At March 31, 2015, we had no material capital lease obligations for which we were the lessee, either individually or in the aggregate.

Equity Method Investments

We have interests in unconsolidated investments that primarily own single-tenant properties net leased to companies. The underlying investments are jointly-owned with our affiliates and with third parties. At March 31, 2015, on a combined basis, these investments had total assets of approximately $1.7 billion and third-party non-recourse mortgage debt of $944.0 million. At that date, our pro rata share of the aggregate debt for these investments was $384.9 million. In addition, we have a limited liability interest with a carrying value of $41.2 million as of March 31, 2015, in a company that owns an interest in a cold storage operator. Cash requirements with respect to our share of these debt obligations are discussed above under Cash Requirements.

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

CPA®:17 – Global 3/31/2015 10-Q – 44

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

We define MFFO consistent with the Investment Program Association’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations, or the Practice Guideline, issued by the Investment Program Association in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of GAAP net income: acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above- and below-market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; nonrecurring impairments of real estate-related investments (i.e., infrequent or unusual, not reasonably likely to recur in the ordinary course of business); mark-to-market adjustments included in net income; nonrecurring gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives, or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and jointly-owned investments, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, nonrecurring unrealized gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses which are unrealized and may not

CPA®:17 – Global 3/31/2015 10-Q – 45

ultimately be realized. While we are responsible for managing interest rate, hedge, and foreign exchange risk, we retain an outside consultant to review all our hedging agreements. Inasmuch as interest rate hedges are not a fundamental part of our operations, we believe it is appropriate to exclude such infrequent gains and losses in calculating MFFO, as such gains and losses are not reflective of ongoing operations.

In calculating MFFO, we exclude acquisition-related expenses, restructuring expenses, amortization of above- and below-market leases, fair value adjustments of derivative financial instruments, deferred rent receivables, and the adjustments of such items related to noncontrolling interests. Under GAAP, acquisition fees and expenses are characterized as operating expenses in determining operating net income. These expenses are paid in cash by a company. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by the company, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses, and other costs related to such property. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, we view fair value adjustments of derivatives and gains and losses from dispositions of assets as infrequent items or items which are unrealized and may not ultimately be realized, and which are not reflective of ongoing operations and are therefore typically adjusted for assessing operating performance.

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

Presentation of this information is intended to provide useful information to investors as they compare the operating performance of different REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way, so comparisons with other REITs may not be meaningful. Furthermore, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income as an indication of our performance, as an alternative to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with other GAAP measurements as an indication of our performance.

Neither the SEC, NAREIT, nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, the SEC, NAREIT, or another regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry and we would have to adjust our calculation and characterization of FFO or MFFO accordingly.

CPA®:17 – Global 3/31/2015 10-Q – 46

FFO and MFFO were as follows (in thousands):

	Three Months Ended March 31,
	2015	2014 (a)
Net income attributable to CPA®:17 – Global	$14,580	$8,801
Adjustments:
Depreciation and amortization of real property	25,509	25,111
Gain on sale of real estate	(2,197)	—
Proportionate share of adjustments to equity in net income of partially-owned entities to arrive at FFO:
Depreciation and amortization of real property	8,580	5,857
Proportionate share of adjustments for noncontrolling interests to arrive at FFO	(138)	(167)
Total adjustments	31,754	30,801
FFO — as defined by NAREIT	46,334	39,602
Adjustments:
Unrealized losses (gains) on foreign currency, derivatives, and other	6,819	(488)
Straight-line and other rent adjustments (b)	(5,102)	(4,978)
Realized (gains) losses on foreign currency, derivatives and other	(3,169)	134
Acquisition expenses (c)	603	1,808
Impairment charge (d)	567	—
Above- and below-market rent intangible lease amortization, net (e)	(366)	(66)
Accretion of discounts on debt investments, net	(75)	(130)
Loss on extinguishment of debt	—	270
Unrealized gains on mark-to-market adjustments	—	(48)
Proportionate share of adjustments to equity in net income of partially-owned entities to arrive at MFFO:
Acquisition expenses (c)	384	4,105
Above- and below-market rent intangible lease amortization, net (e)	376	402
Realized losses on foreign currency, derivatives, and other	101	32
Amortization of premiums on debt investments, net	95	—
Straight-line and other rent adjustments (b)	(73)	(221)
Unrealized losses on mark-to-market adjustments	—	38
Unrealized gains on foreign currency, derivatives, and other	—	(1)
Proportionate share of adjustments for noncontrolling interests to arrive at MFFO	166	41
Total adjustments	326	898
MFFO	$46,660	$40,500
___________

(a)
In the course of preparing our 2014 consolidated financial statements, we discovered an error related to our accounting for a subsidiary’s functional currency. We corrected this error, and other errors previously recorded as out-of-period adjustments, and revised our consolidated financial statements for all prior periods impacted. Accordingly, our financial results for the prior period presented herein have been revised for the correction of such errors (Note 2). The correction of errors resulted in an increase to Net income attributable to CPA®:17 – Global of $0.2 million, FFO of $0.2 million, and MFFO of $0.4 million for the three months ended March 31, 2014.

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

CPA®:17 – Global 3/31/2015 10-Q – 47

(c)
Prior to the first quarter of 2015, includes Acquisition expenses and amortization of deferred acquisition fees. Amortization of deferred acquisition fees totaled $0.7 million for the three months ended March 31, 2015 and is included in depreciation and amortization of real property. In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs and amortization of deferred acquisition fees, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to the advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income, a performance measure under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to stockholders, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property.

(d)
An impairment charge was incurred on our CMBS portfolio and is considered a non-real estate impairment. As such, this impairment charge was not included in our computation of FFO as defined by NAREIT but is included as an adjustment in arriving at MFFO as this charge is not directly related or attributable to our operations.

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

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we have historically attempted to obtain non-recourse mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our joint investment partners have obtained, and may in the future obtain, variable-rate, non-recourse mortgage loans, and as a result, we have entered into, and may continue to enter into, interest rate swap agreements or interest rate cap agreements with lenders. Interest rate swap agreements effectively convert the variable-rate debt service obligations of the loan to a fixed rate, while interest rate cap agreements limit the underlying interest rate from exceeding a specified strike rate. Interest rate swaps are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flows over a specific period, and interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps (where applicable) are derivative instruments designated as cash flow hedges on the forecasted interest payments on the debt obligation. The face amount on which the swaps or caps are based is not exchanged. Our objective in using these derivatives is to limit our exposure to interest rate movements. At March 31, 2015, we estimated that the total fair value of our interest rate swaps, which are

CPA®:17 – Global 3/31/2015 10-Q – 48

included in Other assets, net and Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was in a net liability position of $15.0 million (Note 10).

At March 31, 2015, all of our debt either bore interest at fixed rates, bore interest at floating rates, was swapped to a fixed rate, or bore interest at fixed rates that were scheduled to convert to then-prevailing market fixed rates at certain future points during their term. The annual interest rates on our fixed-rate debt at March 31, 2015 ranged from 2.0% to 8.0%. The contractual annual interest rates on our variable-rate debt at March 31, 2015 ranged from 2.8% to 6.1%. Our debt obligations are more fully described under Financial Condition – Summary of Financing in Item 2 above. The following table presents principal cash outflows for the remainder of 2015, each of the next four calendar years following December 31, 2015, and thereafter, based upon expected maturity dates of our debt obligations outstanding at March 31, 2015 (in thousands):

	2015 (Remainder)	2016	2017	2018	2019	Thereafter	Total	Fair value
Fixed-rate debt (a)	$50,806	$65,728	$174,723	$26,587	$36,571	$882,223	$1,236,638	$1,301,366
Variable-rate debt (a)	$5,229	$181,170	$164,314	$126,843	$2,049	$135,944	$615,549	$615,605
__________

(a)	Amounts are based on the exchange rate at March 31, 2015, as applicable.

The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps is affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at March 31, 2015 by an aggregate increase of $63.6 million or an aggregate decrease of $78.5 million, respectively. Annual interest expense on our unhedged variable-rate debt that does not bear interest at fixed rates at March 31, 2015 would increase or decrease by $1.6 million for each respective 1% change in annual interest rates.

As more fully described under Financial Condition – Summary of Financing in Item 2 above, our variable-rate debt in the table above bore interest at fixed rates at March 31, 2015 but has interest rate reset features that will change the fixed interest rates to then-prevailing market fixed rates at certain points during their term. This debt is generally not subject to short-term fluctuations in interest rates.

Foreign Currency Exchange Rate Risk

We own investments in Europe and in Asia, and as a result are subject to risk from the effects of exchange rate movements primarily in the euro and, to a lesser extent, the British pound sterling, the Japanese yen, the Norwegian krone, and the Indian rupee, which may affect future costs and cash flows. Although all of our foreign investments through the first quarter of 2015 were conducted in these currencies, we may conduct business in other currencies in the future. We manage foreign currency exchange rate movements by generally placing both our debt service obligation to the lender and the tenant’s rental obligation to us in the same currency. This reduces our overall exposure to the actual equity that we have invested and the equity portion of our cash flow. In addition, we may use currency hedging to further reduce the exposure to our equity cash flow. We are generally a net receiver of these currencies (we receive more cash than we pay out), therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar, relative to the foreign currency.

We obtain mortgage financing in local currencies. To the extent that currency fluctuations increase or decrease rental revenues as translated to U.S. dollars, the change in debt service, as translated to U.S. dollars, will partially offset the effect of fluctuations in revenue and mitigate the risk from changes in foreign currency exchange rates.

CPA®:17 – Global 3/31/2015 10-Q – 49

Scheduled future minimum rents, exclusive of renewals, under non-cancelable operating leases, for our consolidated foreign operations as of March 31, 2015, during the remainder of 2015, each of the next four calendar years following December 31, 2015, and thereafter, are as follows (in thousands):

Lease Revenues (a)	2015 (Remainder)	2016	2017	2018	2019	Thereafter	Total
Euro (c)	$67,713	$90,482	$90,248	$90,248	$90,248	$878,791	$1,307,730
British pound sterling (d)	4,412	5,991	5,975	5,975	5,975	66,789	95,117
Japanese yen (e)	1,862	2,532	2,544	2,544	2,544	5,707	17,733
	$73,987	$99,005	$98,767	$98,767	$98,767	$951,287	$1,420,580

Scheduled debt service payments (principal and interest) for mortgage notes payable for our consolidated foreign operations as of March 31, 2015, during the remainder of 2015, each of the next four calendar years following December 31, 2015, and thereafter, are as follows (in thousands):

Debt Service (a) (b)	2015 (Remainder)	2016	2017	2018	2019	Thereafter	Total
Euro (c)	$57,783	$208,932	$122,338	$16,917	$5,041	$78,554	$489,565
British pound sterling (d)	1,290	14,195	1,480	1,442	13,391	—	31,798
Japanese yen (e)	325	435	22,170	—	—	—	22,930
	$59,398	$223,562	$145,988	$18,359	$18,432	$78,554	$544,293
___________

(a)
Amounts are based on the applicable exchange rates at March 31, 2015. Contractual rents and debt obligations are denominated in the functional currency of the country of each property. Our foreign operations denominated in the Norwegian krone and Indian rupee are related to an unconsolidated jointly-owned investment and a foreign debenture, respectively, and are excluded from the amounts in the tables.

(b)	Interest on unhedged variable-rate debt obligations was calculated using the applicable annual interest rates and balances outstanding at March 31, 2015.

(c)
We estimate that, for a 1% increase or decrease in the exchange rate between the euro and the U.S. dollar, there would be a corresponding change in the projected estimated property-level cash flow at March 31, 2015 of $8.2 million.

(d)
We estimate that, for a 1% increase or decrease in the exchange rate between the British pound sterling and the U.S. dollar, there would be a corresponding change in the projected estimated property-level cash flow at March 31, 2015 of $0.6 million.

(e)
We estimate that, for a 1% increase or decrease in the exchange rate between the Japanese yen and the U.S. dollar, there would be a corresponding change in the projected estimated property-level cash flow at March 31, 2015 of less than $0.1 million.

As a result of scheduled balloon payments on international non-recourse mortgage loans, projected debt service obligations exceed projected lease revenues in 2016 and 2017. In 2016 and 2017, balloon payments totaling $197.6 million and $130.8 million, respectively, are due on three and eight non-recourse mortgage loans, respectively, that are collateralized by properties that we own with affiliates. We currently anticipate that, by their respective due dates, we will have refinanced certain of these loans, but there can be no assurance that we will be able to do so on favorable terms, if at all. If that has not occurred, we would expect to use our cash resources to make these payments, if necessary.

Concentration of Credit Risk

Concentrations of credit risk arise when a number of tenants are engaged in similar business activities or have similar economic risks or conditions that could cause them to default on their lease obligations to us. We regularly monitor our portfolio to assess potential concentrations of credit risk. While we believe our portfolio is reasonably well diversified, it does contain concentrations in excess of 10%, based on the percentage of our consolidated ABR as of March 31, 2015, in certain areas. There were no significant changes to our portfolio concentrations at March 31, 2015 as compared to December 31, 2014.

CPA®:17 – Global 3/31/2015 10-Q – 50

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of March 31, 2015 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

In January 2015, we implemented an enterprise resource planning system and accordingly we have updated our internal controls over financial reporting, as necessary, to accommodate modifications to our business processes and to take advantage of enhanced automated controls provided by the new system. We have taken the necessary steps for establishing and maintaining effective internal control over financial reporting as of March 31, 2015.

Other than as expressly noted above, there have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CPA®:17 – Global 3/31/2015 10-Q – 51

PART II

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the three months ended March 31, 2015, we issued 481,838 shares of our common stock to the advisor as consideration for asset management fees. These shares were issued at $9.72 per share, which represents our most recently published NAV as approved by our board of directors at the date of issuance. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(a)(2) of the Securities Act of 1933, the shares issued were deemed to be exempt from registration. In acquiring our shares, the advisor represented that such interests were being acquired by it for the purposes of investment and not with a view to the distribution thereof. From inception and through March 31, 2015, we have issued 9,273,355 shares of our common stock to the advisor as aggregate consideration for asset management fees.

CPA®:17 – Global 3/31/2015 10-Q – 52

Item 6. Exhibits.

The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description	Method of Filing
4.1	Amended and Restated 2007 Distribution Reinvestment Plan	Filed herewith

10.1
Amended and Restated Agreement of Limited Partnership of CPA®:17 Limited Partnership dated January 1, 2015, by and among Corporate Property Associates 17 – Global Incorporated and W. P. Carey Holdings, LLC
Incorporated by reference to Exhibit 10.1 to Annual Report on Form 10-K for the year ended December 31, 2014 filed March 31, 2015

10.2	Amended and Restated Advisory Agreement dated as of January 1, 2015, among Corporate Property Associates 17 – Global Incorporated, CPA®:17 Limited Partnership, and Carey Asset Management Corp.	Incorporated by reference to Exhibit 10.12 to Annual Report on Form 10-K for W. P. Carey Inc. for the year ended December 31, 2014 filed March 2, 2015

10.3	Amended and Restated Asset Management Agreement dated as of May 13, 2015, by and among Corporate Property Associates 17 – Global Incorporated, CPA®:17 Limited Partnership, and W. P. Carey & Co. B.V.	Filed herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101
The following materials from Corporate Property Associates 17 – Global Incorporated’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2015 and December 31, 2014, (ii) Consolidated Statements of Income for the three months ended March 31, 2015 and 2014, (iii) Consolidated Statements of Comprehensive (Loss) Income for the three months ended March 31, 2015 and 2014, (iv) Consolidated Statements of Equity for the three months ended March 31, 2015 and 2014, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, and (vi) Notes to Consolidated Financial Statements.
Filed herewith

CPA®:17 – Global 3/31/2015 10-Q – 53

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corporate Property Associates 17 – Global Incorporated
Date:	May 15, 2015
		By:	/s/ Catherine D. Rice
Catherine D. Rice
Chief Financial Officer
(Principal Financial Officer)

Date:	May 15, 2015
		By:	/s/ Hisham A. Kader
Hisham A. Kader
Chief Accounting Officer
(Principal Accounting Officer)

CPA®:17 – Global 3/31/2015 10-Q – 54

EXHIBIT INDEX

The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description	Method of Filing
4.1	Amended and Restated 2007 Distribution Reinvestment Plan	Filed herewith

10.1
Amended and Restated Agreement of Limited Partnership of CPA®:17 Limited Partnership dated January 1, 2015, by and among Corporate Property Associates 17 – Global Incorporated and W. P. Carey Holdings, LLC
Incorporated by reference to Exhibit 10.1 to Annual Report on Form 10-K for the year ended December 31, 2014 filed March 31, 2015

10.2	Amended and Restated Advisory Agreement dated as of January 1, 2015, among Corporate Property Associates 17 – Global Incorporated, CPA®:17 Limited Partnership, and Carey Asset Management Corp.	Incorporated by reference to Exhibit 10.12 to Annual Report on Form 10-K for W. P. Carey Inc. for the year ended December 31, 2014 filed March 2, 2015

10.3	Amended and Restated Asset Management Agreement dated as of May 13, 2015, by and among Corporate Property Associates 17 – Global Incorporated, CPA®:17 Limited Partnership, and W. P. Carey & Co. B.V.	Filed herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101
The following materials from Corporate Property Associates 17 – Global Incorporated’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2015 and December 31, 2014, (ii) Consolidated Statements of Income for the three months ended March 31, 2015 and 2014, (iii) Consolidated Statements of Comprehensive (Loss) Income for the three months ended March 31, 2015 and 2014, (iv) Consolidated Statements of Equity for the three months ended March 31, 2015 and 2014, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, and (vi) Notes to Consolidated Financial Statements.
Filed herewith