Form 10-Q
period 2015-06-30
Corporate Property Associates 17 - Global INC
filed 2015-08-12
CIK 1390213

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

or

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

Registrant has 336,235,244 shares of common stock, $0.001 par value, outstanding at August 10, 2015.

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

CPA®:17 – Global 6/30/2015 10-Q – 1

PART I
Item 1. Financial Statements.

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	June 30, 2015	December 31, 2014
Assets
Investments in real estate:
Real estate, at cost (inclusive of $139,117 and $144,753, respectively, attributable to variable interest entities, or VIEs)	$2,558,987	$2,396,715
Operating real estate, at cost	273,311	272,859
Accumulated depreciation (inclusive of $11,543 and $9,984, respectively, attributable to VIEs)	(224,288)	(197,695)
Net investments in properties	2,608,010	2,471,879
Real estate under construction	8,588	110,983
Net investments in direct financing leases (inclusive of $246,605 and $245,815, respectively, attributable to VIEs)	496,617	479,425
Net investments in real estate	3,113,215	3,062,287
Equity investments in real estate	535,934	531,000
Cash and cash equivalents (inclusive of $30 and $27, respectively, attributable to VIEs)	119,491	275,719
In-place lease and tenant relationship intangible assets, net (inclusive of $15,897 and $16,348, respectively, attributable to VIEs)	442,917	432,444
Other intangible assets, net	78,492	83,238
Other assets, net (inclusive of $15,783 and $16,536, respectively, attributable to VIEs)	286,609	221,209
Total assets	$4,576,658	$4,605,897
Liabilities and Equity
Liabilities:
Non-recourse debt (inclusive of $190,089 and $193,437, respectively, attributable to VIEs)	$1,923,575	$1,896,489
Accounts payable, accrued expenses and other liabilities (inclusive of $6,975 and $10,109, respectively, attributable to VIEs)	135,649	141,043
Deferred income taxes (inclusive of $0 and $60, respectively, attributable to VIEs)	12,936	12,234
Below-market rent and other intangible liabilities, net (inclusive of $354 and $365, respectively, attributable to VIEs)	101,193	104,722
Due to affiliates	12,407	12,634
Distributions payable	54,182	53,378
Total liabilities	2,239,942	2,220,500
Commitments and contingencies (Note 12)
Equity:
CPA®:17 – Global stockholders’ equity:
Preferred stock, $0.001 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 900,000,000 shares authorized; 343,364,132 and 336,843,388 shares issued, respectively; and 333,426,101 and 328,480,839 shares outstanding, respectively	343	337
Additional paid-in capital	3,093,255	3,033,283
Distributions in excess of accumulated earnings	(632,889)	(567,806)
Accumulated other comprehensive loss	(121,342)	(81,007)
Less: treasury stock at cost, 9,938,031 and 8,362,549 shares, respectively	(92,282)	(77,852)
Total CPA®:17 – Global stockholders’ equity	2,247,085	2,306,955
Noncontrolling interests	89,631	78,442
Total equity	2,336,716	2,385,397
Total liabilities and equity	$4,576,658	$4,605,897

See Notes to Consolidated Financial Statements.

CPA®:17 – Global 6/30/2015 10-Q – 2

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues
Lease revenues:
Rental income	$66,021	$63,968	$129,398	$127,074
Interest income from direct financing leases	13,603	13,678	27,083	27,216
Total lease revenues	79,624	77,646	156,481	154,290
Other operating income	13,804	6,225	21,565	12,916
Other real estate income	12,231	13,573	24,069	29,907
Other interest income	4,008	1,342	6,302	2,823
	109,667	98,786	208,417	199,936
Operating Expenses
Depreciation and amortization	26,266	25,616	51,830	51,456
Property expenses	18,448	15,974	36,338	32,143
Other real estate expenses	4,634	6,395	9,275	15,580
General and administrative	3,952	5,108	8,795	11,309
Impairment charges	456	—	1,023	—
Acquisition expenses	39	272	642	1,401
	53,795	53,365	107,903	111,889
Other Income and Expenses
Equity in earnings of equity method investments in real estate	4,488	10,042	7,703	7,178
Other income and (expenses)	4,204	170	810	852
Interest expense	(23,216)	(23,264)	(45,241)	(46,593)
	(14,524)	(13,052)	(36,728)	(38,563)
Income before income taxes and gain on sale of real estate	41,348	32,369	63,786	49,484
Provision for income taxes	(1,973)	(2,671)	(2,764)	(3,309)
Income before gain on sale of real estate	39,375	29,698	61,022	46,175
Gain on sale of real estate, net of tax	—	12,548	2,197	12,548
Net Income	39,375	42,246	63,219	58,723
Net income attributable to noncontrolling interests (inclusive of Available Cash Distributions to a related party of $5,789, $4,590, $11,853, and $9,269, respectively)	(10,935)	(7,640)	(20,199)	(15,317)
Net Income Attributable to CPA®:17 – Global	$28,440	$34,606	$43,020	$43,406
Basic and Diluted Earnings Per Share	$0.09	$0.11	$0.13	$0.14
Basic and Diluted Weighted-Average Shares Outstanding	333,793,320	322,723,562	332,433,364	321,240,449

Distributions Declared Per Share	$0.1625	$0.1625	$0.3250	$0.3250

See Notes to Consolidated Financial Statements.

CPA®:17 – Global 6/30/2015 10-Q – 3

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net Income	$39,375	$42,246	$63,219	$58,723
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	28,840	(5,010)	(59,890)	(6,070)
Change in net unrealized (loss) gain on derivative instruments	(3,929)	(1,830)	18,807	(4,341)
Change in unrealized gain on marketable securities	7	23	14	47
	24,918	(6,817)	(41,069)	(10,364)
Comprehensive Income	64,293	35,429	22,150	48,359

Amounts Attributable to Noncontrolling Interests
Net income	(10,935)	(7,640)	(20,199)	(15,317)
Foreign currency translation adjustments	(490)	93	734	97
Change in net unrealized gain on derivative instruments	—	(160)	—	(309)
Comprehensive income attributable to noncontrolling interests	(11,425)	(7,707)	(19,465)	(15,529)
Comprehensive Income Attributable to CPA®:17 – Global	$52,868	$27,722	$2,685	$32,830

See Notes to Consolidated Financial Statements.

CPA®:17 – Global 6/30/2015 10-Q – 4

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
Six Months Ended June 30, 2015 and 2014
(in thousands, except share and per share amounts)

	CPA®:17 – Global
	Total Outstanding Shares	Common Stock	Additional Paid-In Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total CPA®:17 – Global Stockholders	Noncontrolling Interests	Total
Balance at January 1, 2015	328,480,839	$337	$3,033,283	$(567,806)	$(81,007)	$(77,852)	$2,306,955	$78,442	$2,385,397
Shares issued, net of offering costs	5,664,618	5	51,704				51,709		51,709
Shares issued to affiliates	856,126	1	8,268				8,269		8,269
Contribution from noncontrolling interest							—	8,643	8,643
Distributions declared ($0.3250 per share)				(108,103)			(108,103)		(108,103)
Distributions to noncontrolling interests							—	(16,919)	(16,919)
Net income				43,020			43,020	20,199	63,219
Other comprehensive loss:
Foreign currency translation adjustments					(59,156)		(59,156)	(734)	(59,890)
Change in net unrealized gain on derivative instruments					18,807		18,807	—	18,807
Change in unrealized gain on marketable securities					14		14		14
Repurchase of shares	(1,575,482)					(14,430)	(14,430)		(14,430)
Balance at June 30, 2015	333,426,101	$343	$3,093,255	$(632,889)	$(121,342)	$(92,282)	$2,247,085	$89,631	$2,336,716

Balance at January 1, 2014	317,353,899	$323	$2,904,927	$(431,095)	$(13,442)	$(52,477)	$2,408,236	$77,488	2,485,724
Shares issued, net of offering costs	5,422,771	6	50,188				50,194		50,194
Shares issued to affiliates	1,369,037	1	13,102				13,103		13,103
Distributions declared ($0.3250 per share)				(104,523)			(104,523)		(104,523)
Distributions to noncontrolling interests							—	(14,624)	(14,624)
Net income				43,406			43,406	15,317	58,723
Other comprehensive loss:
Foreign currency translation adjustments					(5,973)		(5,973)	(97)	(6,070)
Change in net unrealized loss on derivative instruments					(4,650)		(4,650)	309	(4,341)
Change in unrealized gain on marketable securities					47		47		47
Repurchase of shares	(1,182,382)					(10,695)	(10,695)		(10,695)
Balance at June 30, 2014	322,963,325	$330	$2,968,217	$(492,212)	$(24,018)	$(63,172)	$2,389,145	$78,393	$2,467,538

See Notes to Consolidated Financial Statements.

CPA®:17 – Global 6/30/2015 10-Q – 5

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2015	2014
Cash Flows — Operating Activities
Net Cash Provided by Operating Activities	$113,693	$101,123
Cash Flows — Investing Activities
Acquisitions of real estate and direct financing leases, and capital expenditures on owned real estate	(173,357)	(19,194)
Funding of loans receivable	(42,600)	—
Capital contributions to equity investments in real estate	(30,845)	(149,115)
Value added taxes paid in connection with acquisition of real estate	(15,721)	(1,710)
Value added taxes refunded in connection with acquisition of real estate	14,924	114
Funding for build-to-suit projects	(14,839)	(54,291)
Return of capital from equity investments in real estate	13,226	70,218
Payment of deferred acquisition fees to an affiliate	(4,400)	(4,664)
Changes in investing restricted cash	2,018	4,105
Proceeds from repayment of loans receivable	1,274	—
Proceeds from sale of real estate	—	67,999
Investment in securities	—	(8,315)
Net Cash Used in Investing Activities	(250,320)	(94,853)
Cash Flows — Financing Activities
Distributions paid	(107,299)	(103,611)
Proceeds from mortgage financing	101,877	52,600
Proceeds from issuance of shares, net of issuance costs	51,710	50,194
Scheduled payments and prepayments of mortgage principal	(36,139)	(35,256)
Distributions to noncontrolling interests	(16,919)	(14,624)
Purchase of treasury stock	(14,429)	(10,695)
Contribution from noncontrolling interest	8,643	—
Changes in financing restricted cash	(1,087)	(3,561)
Payment of financing costs and mortgage deposits, net of deposits refunded	(675)	(768)
Net Cash Used in Financing Activities	(14,318)	(65,721)
Change in Cash and Cash Equivalents During the Period
Effect of exchange rate changes on cash	(5,283)	(457)
Net decrease in cash and cash equivalents	(156,228)	(59,908)
Cash and cash equivalents, beginning of period	275,719	418,108
Cash and cash equivalents, end of period	$119,491	$358,200

See Notes to Consolidated Financial Statements.

CPA®:17 – Global 6/30/2015 10-Q – 6

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Organization

Corporate Property Associates 17 – Global Incorporated, or CPA®:17 – Global, and, together with its consolidated subsidiaries, we, us, or our, is a publicly-owned, non-listed real estate investment trust, or REIT, that invests primarily in commercial real estate properties leased to companies both domestically and internationally. We were formed in 2007 and are managed by W. P. Carey Inc., or WPC, through one of its subsidiaries, or collectively our advisor. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions, and other factors. We earn revenue principally by leasing the properties we own to single corporate tenants, primarily on a triple-net lease basis, which generally requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, contractual rent adjustments, tenant defaults, sales of properties, and changes in foreign currency exchange rates.

Substantially all of our assets and liabilities are held by CPA®:17 Limited Partnership, or the Operating Partnership, and at June 30, 2015, we owned 99.99% of general and limited partnership interests in the Operating Partnership. The remaining interest in the Operating Partnership is held by a subsidiary of WPC.

At June 30, 2015, our portfolio was comprised of full or partial ownership interests in 374 fully-occupied properties, substantially all of which were triple-net leased to 113 tenants, and totaled approximately 39 million square feet. In addition, our portfolio was comprised of full or partial ownership interests in 72 operating properties, including 71 self-storage properties and one hotel property, for an aggregate of approximately 5 million square feet. As opportunities arise, we may also make other types of commercial real estate-related investments.

CPA®:17 – Global 6/30/2015 10-Q – 7

Notes to Consolidated Financial Statements (Unaudited)

Note 2. Revisions of Previously-Issued Financial Statements

In the course of preparing our 2014 consolidated financial statements, we discovered an error related to our accounting for a subsidiary’s functional currency. We corrected this error, and other errors previously recorded as out-of-period adjustments, and revised our consolidated financial statements for all prior periods impacted. Accordingly, our financial results for the three and six months ended June 30, 2014 and total equity at January 1, 2014 presented herein have been revised for the correction of such errors as follows (in thousands, except share and per share amounts):

Consolidated Statements of Income

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
	As Reported	Revisions	As Revised	As Reported	Revisions	As Revised
Revenues
Total revenues	$98,786	$—	$98,786	$199,936	$—	$199,936
Operating Expenses
Total operating expenses	53,365	—	53,365	111,889	—	111,889
Other Income and Expenses
Equity in earnings of equity method investments in real estate	10,974	(932)	10,042	7,725	(547)	7,178
Other income and (expenses)	946	(776)	170	1,898	(1,046)	852
Interest expense	(23,264)	—	(23,264)	(46,593)	—	(46,593)
	(11,344)	(1,708)	(13,052)	(36,970)	(1,593)	(38,563)
Income before income taxes and gain on sale of real estate	34,077	(1,708)	32,369	51,077	(1,593)	49,484
Provision for income taxes	(2,664)	(7)	(2,671)	(3,361)	52	(3,309)
Income before gain on sale of real estate	31,413	(1,715)	29,698	47,716	(1,541)	46,175
Gain on sale of real estate, net of tax	12,548	—	12,548	12,548	—	12,548
Net Income	43,961	(1,715)	42,246	60,264	(1,541)	58,723
Net income attributable to noncontrolling interests	(7,640)	—	(7,640)	(15,317)	—	(15,317)
Net Income Attributable to CPA®:17 – Global	$36,321	$(1,715)	$34,606	$44,947	$(1,541)	$43,406
Earnings Per Share	$0.11	$—	$0.11	$0.14	$—	$0.14
Weighted-Average Shares Outstanding	322,723,562		322,723,562	321,240,449		321,240,449

CPA®:17 – Global 6/30/2015 10-Q – 8

Notes to Consolidated Financial Statements (Unaudited)

Consolidated Statements of Comprehensive Income

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
	As Reported	Revisions	As Revised	As Reported	Revisions	As Revised
Net Income	$43,961	$(1,715)	$42,246	$60,264	$(1,541)	$58,723
Other Comprehensive Loss
Foreign currency translation adjustments	(6,042)	1,032	(5,010)	(7,432)	1,362	(6,070)
Change in net unrealized loss on derivative instruments	(1,572)	(258)	(1,830)	(4,023)	(318)	(4,341)
Change in unrealized gain on marketable securities	23	—	23	47	—	47
	(7,591)	774	(6,817)	(11,408)	1,044	(10,364)
Comprehensive Income	36,370	(941)	35,429	48,856	(497)	48,359

Amounts Attributable to Noncontrolling Interests
Net income	(7,640)	—	(7,640)	(15,317)	—	(15,317)
Foreign currency translation adjustments	93	—	93	97	—	97
Change in net unrealized gain on derivative instruments	(160)	—	(160)	(309)	—	(309)
Comprehensive income attributable to noncontrolling interests	(7,707)	—	(7,707)	(15,529)	—	(15,529)
Comprehensive Income Attributable to CPA®:17 – Global	$28,663	$(941)	$27,722	$33,327	$(497)	$32,830

Consolidated Statement of Equity

	CPA®:17 – Global
Balance at January 1, 2014	Total Outstanding Shares	Common Stock	Additional Paid-In Capital	Distributions in Excess of Accumulated Earnings (a)	Accumulated Other Comprehensive Loss	Treasury Stock	Total CPA®:17 – Global Stockholders	Noncontrolling Interests	Total
As Reported	317,353,899	$323	$2,904,927	$(439,688)	$(5,275)	$(52,477)	$2,407,810	$77,488	$2,485,298
Revisions	—	—	—	8,593	(8,167)	—	426	—	426
As Revised	317,353,899	$323	$2,904,927	$(431,095)	$(13,442)	$(52,477)	$2,408,236	$77,488	$2,485,724
__________

(a)	The amount previously reported also reflects changes to prior period amounts related to the change in accounting for our investment in BG LLH, LLC, as more fully described in Note 3.

Description of the Errors and Revisions

In the fourth quarter of 2014, we identified an error in the consolidated financial statements related to the accounting for foreign currency matters. We identified that one of our consolidated subsidiary’s functional currency had been incorrectly designated as the euro instead of the U.S. dollar since the subsidiary was formed in 2009. As a result, the applicable financial results of this entity were being translated when they should have been remeasured. The correction of this error resulted in the recognition of foreign currency gains within the consolidated statements of income, specifically within Other income and (expenses), instead of as foreign currency translation adjustments within the consolidated statements of comprehensive income. We concluded that these revision adjustments were not material to our financial position or results of operations for 2014 or any of the prior periods and revised the prior period presented herein to reflect the correction of this error. These revision adjustments resulted in a decrease in Other income and (expenses) of $0.8 million and $1.0 million for the three and six months ended June 30, 2014, respectively. The impact of these revision adjustments on both Distributions in excess of accumulated earnings and Accumulated other comprehensive loss was $8.1 million at January 1, 2014.

CPA®:17 – Global 6/30/2015 10-Q – 9

Notes to Consolidated Financial Statements (Unaudited)

In connection with the error identified above, we also made adjustments to reflect the correction of other out-of-period adjustments identified during 2014, 2013, 2012, and 2011 to record these adjustments in the applicable prior periods. We concluded that none of the following revision adjustments were material to our financial position or results of operations for any of the periods presented:

•
In 2014, we identified a classification error on one of our derivative instruments. Accordingly, we reclassified its associated mark-to-market adjustments during 2014, 2013, and 2012 from Change in net unrealized gain (loss) on derivative instruments to Foreign currency translation adjustments within the consolidated statements of equity and comprehensive income. There was no net impact to Other comprehensive loss or Comprehensive income for the three and six months ended June 30, 2014. There was no net impact on Total equity at January 1, 2014 related to this reclassification.

•
In the first quarter of 2014, we changed the accounting related to deferred foreign income taxes for one of our equity investments in real estate and we identified an additional tax-paying entity related to another of our equity investments in real estate. In the fourth quarter of 2013, we identified an error in the consolidated financial statements related to accounting for deferred foreign income taxes in connection with the acquisition of 15 properties acquired during 2008 through 2012. These revision adjustments resulted in an increase in Equity in earnings of equity method investments in real estate of $0.9 million and $0.5 million for the three and six months ended June 30, 2014, respectively, and an (increase)/decrease in Provision for income taxes of less than ($0.1 million) and less than $0.1 million for the three and six months ended June 30, 2014, respectively. The impact of these revision adjustments on Distributions in excess of accumulated earnings and Accumulated other comprehensive loss was $0.5 million and less than $0.1 million, respectively, at January 1, 2014.

Statement of Cash Flows

These revisions resulted in a decrease of Net cash provided by operating activities of $0.5 million and a corresponding decrease of Net cash used in investing activities of $0.5 million in the statement of cash flows for the six months ended June 30, 2014. These revisions had no impact on Net cash provided by financing activities in the statement of cash flows for the six months ended June 30, 2014.

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

Basis of Consolidation

Our consolidated financial statements reflect all of our accounts, including those of our controlled subsidiaries and our tenancy-in-common interest, as described below. The portions of equity in consolidated subsidiaries that are not attributable, directly or indirectly, to us are presented as noncontrolling interests. All significant intercompany accounts and transactions have been eliminated.

CPA®:17 – Global 6/30/2015 10-Q – 10

Notes to Consolidated Financial Statements (Unaudited)

At June 30, 2015, we had an investment in a tenancy-in-common interest in various underlying international properties. Consolidation of this investment is not required as such interest does not qualify as a VIE and does not meet the control requirement required for consolidation. Accordingly, we account for this investment using the equity method of accounting. We use the equity method of accounting because the shared decision-making involved in a tenancy-in-common interest investment provides us with significant influence on the operating and financial decisions of this investment.

We apply accounting guidance for consolidation of VIEs to certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Fixed price purchase and renewal options within a lease, as well as certain decision-making rights within a loan, can cause us to consider an entity a VIE.

We previously determined that the developer entity of our consolidated Agrokor d.d. build-to-suit investment, referred to as Agrokor 4, was a VIE and that we were its primary beneficiary. During the six months ended June 30, 2015, in connection with the completion of the build-to-suit project, we acquired the shares of the developer entity and it is no longer a VIE.

Additionally, we own interests in single-tenant, net-leased properties leased to companies through noncontrolling interests in partnerships and limited liability companies that we do not control, but over which we exercise significant influence. We account for these investments under the equity method of accounting. At times, the carrying value of our equity investments may fall below zero for certain investments. We intend to fund our share of the jointly-owned investments’ future operating deficits should the need arise. However, we have no legal obligation to pay for any of the liabilities of such investments nor do we have any legal obligation to fund operating deficits. At June 30, 2015, none of our equity investments had carrying values below zero.

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

Recent Accounting Requirements

The following Accounting Standards Updates, or ASUs, promulgated by the Financial Accounting Standards Board, are applicable to us:

ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30) — ASU 2015-03 changes the presentation of debt issuance costs, which are currently recognized as a deferred charge (that is, an asset) and requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 does not affect the recognition and measurement guidance for debt issuance costs. ASU 2015-03 is effective for periods beginning after December 15, 2015, early adoption is permitted and retrospective application is required. We are currently evaluating the impact of ASU 2015-03 on our consolidated financial statements.

ASU 2014-09, Revenue from Contracts with Customers (Topic 606) — ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 does not apply to our lease revenues, but will apply to reimbursed tenant costs and revenues generated from our operating properties. Additionally, this guidance modifies disclosures regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In April 2015, the Financial Accounting Standards Board issued a proposed ASU to defer the effective date of ASU 2014-09 by one year. In July 2015, the Financial Accounting Standards Board affirmed its proposal to defer the effective date of the new revenue standard for all entities by one year and directed the staff to draft a final ASU for vote by written ballot. Upon issuance of the final ASU deferring the effective date, ASU 2014-09 would be effective

CPA®:17 – Global 6/30/2015 10-Q – 11

Notes to Consolidated Financial Statements (Unaudited)

beginning in 2018, and early adoption is permitted but not before 2017, the original public company effective date. We are currently evaluating the impact of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard.

Note 4. Agreements and Transactions with Related Parties

Transactions with Our Advisor

We have an advisory agreement with our advisor whereby our advisor performs certain services for us under a fee arrangement. The current advisory agreement will expire on December 31, 2015 and is scheduled to renew annually thereafter with our approval. We also have certain agreements with affiliates regarding jointly-owned investments. In addition, we reimburse our advisor for general and administrative duties performed on our behalf.

The following tables present a summary of fees we paid, expenses we reimbursed, and distributions we made to our advisor and other affiliates in accordance with the advisory agreement and the operating partnership agreement (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Amounts Included in the Consolidated Statements of Income
Asset management fees	$7,300	$6,846	$14,442	$13,465
Available Cash Distributions	5,789	4,590	11,853	9,269
Personnel and overhead reimbursements	2,696	2,824	6,152	6,324
Interest expense on deferred acquisition fees and loan from affiliate	60	129	133	280
Acquisition expenses	—	298	430	1,191
	$15,845	$14,687	$33,010	$30,529
Acquisition Fees Capitalized
Current acquisition fees	$2,504	$1,351	$4,938	$1,355
Deferred acquisition fees	2,003	682	3,732	690
	$4,507	$2,033	$8,670	$2,045

The following table presents a summary of amounts included in Due to affiliates in the consolidated financial statements (in thousands):

	June 30, 2015	December 31, 2014
Due to Affiliates
Deferred acquisition fees, including interest	$5,681	$9,394
Reimbursable costs	3,381	228
Asset management fees payable	2,470	2,283
Accounts payable	579	527
Current acquisition fees	296	—
Subordinated disposition fees	—	202
	$12,407	$12,634

Acquisition and Disposition Fees

We pay our advisor acquisition fees for structuring and negotiating investments and related mortgage financing on our behalf, a portion of which is payable upon acquisition of investments, with the remainder subordinated to the achievement of a preferred return, which is a non-compounded cumulative distribution of 5.0% per annum (based initially on our invested capital). Acquisition fees payable to our advisor with respect to our long-term, net-lease investments are 4.5% of the total cost of those investments and are comprised of a current portion of 2.5%, typically paid upon acquisition, and a deferred portion of 2.0%, typically paid over three years and subject to the 5.0% preferred return described above. For certain types of non-long term net-lease investments, initial acquisition fees are up to 1.75% of the equity invested plus the related acquisition fees, with no

CPA®:17 – Global 6/30/2015 10-Q – 12

Notes to Consolidated Financial Statements (Unaudited)

portion of the payment being deferred. Unpaid installments of deferred acquisition fees are included in Due to affiliates in the consolidated financial statements. Unpaid installments of deferred acquisition fees bear interest at an annual rate of 5.0%.

Our advisor may be entitled to receive a disposition fee equal to the lesser of (i) 50.0% of the competitive real estate commission (as defined in the advisory agreement) or (ii) 3.0% of the contract sales price of the investment being sold; however, payment of such fees is subordinated to the 5.0% preferred return. These fees, which are paid at the discretion of our board of directors, are deferred and are payable to our advisor only in connection with a liquidity event.

Asset Management Fees and Available Cash Distribution

As defined in the advisory agreement, we pay our advisor asset management fees that vary based on the nature of the underlying investment. We pay 0.5% per annum of average market value for long-term net leases and certain other types of real estate investments, and 1.5% to 1.75% per annum of average equity value for certain types of securities. For 2015, the asset management fees are payable in cash or shares of our common stock at our option, after consultation with our advisor. For 2014, the asset management fees were payable in cash or shares of our common stock at the option of our advisor. If our advisor receives all or a portion of its fees in shares, the number of shares issued is determined by dividing the dollar amount of fees by our most recently published estimated net asset value per share, or NAV, which was $9.72 as of December 31, 2014. For 2015, we elected to pay our advisor 50.0% of its asset management fees in cash and 50.0% in shares of our common stock. For 2014, our advisor elected to receive its asset management fees in shares of our common stock. At June 30, 2015, our advisor owned 9,647,643 shares (2.9%) of our common stock. We also distribute to our advisor, depending on the type of investments we own, up to 10.0% of available cash of the Operating Partnership, referred to as the Available Cash Distribution, which is defined as cash generated from operations, excluding capital proceeds, as reduced by operating expenses and debt service, excluding prepayments and balloon payments. Asset management fees and Available Cash Distributions are included in Property expenses and Net income attributable to noncontrolling interests, respectively, in the consolidated financial statements.

Personnel and Overhead Reimbursements

Under the terms of the advisory agreement, our advisor allocates a portion of its personnel and overhead expenses to us and the other publicly-owned, non-listed REITs that are managed by our advisor, including Corporate Property Associates 18 – Global Incorporated, which we refer to as CPA®:18 – Global or, together with us, as the CPA® REITs, Carey Watermark Investors Incorporated, or CWI, and Carey Watermark Investors 2 Incorporated, or CWI 2. Our advisor allocates these expenses to us on the basis of our trailing four quarters of reported revenues and those of WPC, CPA®:18 – Global, CWI, and CWI 2.

We reimburse our advisor for various expenses it incurs in the course of providing services to us. We reimburse certain third-party expenses paid by our advisor on our behalf, including property-specific costs, professional fees, office expenses, and business development expenses. In addition, we reimburse our advisor for the allocated costs of personnel and overhead in managing our day-to-day operations, including accounting services, stockholder services, corporate management, and property management and operations. We do not reimburse our advisor for the cost of personnel if these personnel provide services for transactions for which our advisor receives a transaction fee, such as acquisitions and dispositions. Under the advisory agreement, the amount of applicable personnel costs allocated to us is capped at 2.4% for 2015 and 2.2% for 2016, of pro rata lease revenues for each year. Beginning in 2017, the cap decreases to 2.0% of pro rata lease revenues for that year. Costs related to our advisor’s legal transactions group are based on a schedule of expenses for different types of transactions, including 0.25% of the total investment cost of an acquisition. Personnel and overhead reimbursements are included in General and administrative expenses in the consolidated financial statements.

Our advisor is obligated to reimburse us for the amount by which our operating expenses exceeds the “2%/25% guidelines” (the greater of 2% of average invested assets or 25% of net income) as defined in the advisory agreement for any 12-month period. If in any year our operating expenses exceed the 2%/25% guidelines, our advisor will have an obligation to reimburse us for such excess, subject to certain conditions. If our independent directors find that the excess expenses were justified based on any unusual and nonrecurring factors that they deem sufficient, our advisor may be paid in future years for the full amount or any portion of such excess expenses, but only to the extent that the reimbursement would not cause our operating expenses to exceed this limit in any such year. We record the reimbursement as a reduction of asset management fees at such time that a reimbursement is fixed, determinable, and irrevocable. Our operating expenses have not exceeded the amount that would require our advisor to reimburse us.

CPA®:17 – Global 6/30/2015 10-Q – 13

Notes to Consolidated Financial Statements (Unaudited)

Loans from WPC

In March 2015, our board of directors and the board of directors of WPC approved unsecured loans from WPC to us of up to $75.0 million, in the aggregate, at a rate equal to the rate at which WPC is able to borrow funds under its senior credit facility, for the purpose of facilitating acquisitions approved by our advisor’s investment committee that we would not otherwise have sufficient available funds to complete. All loans are made solely at the discretion of WPC’s management. As of June 30, 2015, no loans were outstanding. On July 1, 2015, we obtained a $10.0 million loan from WPC in connection with our acquisition of six retail facilities in Illinois, North Dakota, and Wisconsin (Note 5, Note 6) with a maturity date of December 30, 2015. On July 14, 2015, we obtained an additional $15.0 million loan from WPC in connection with our acquisition of a warehouse facility in Sered, Slovakia with a maturity date of December 30, 2015. Both loans have a rate of London Interbank Offered Rate plus 1.1%

Jointly-Owned Investments and Other Transactions with Affiliates

At June 30, 2015, we owned interests ranging from 7% to 97% in jointly-owned investments, with the remaining interests held by affiliates or by third parties. We consolidate certain of these investments and account for the remainder under the equity method of accounting. We also owned an interest in a jointly-controlled tenancy-in-common interest in several properties, which we account for under the equity method of accounting (Note 7).

Note 5. Net Investments in Properties and Real Estate Under Construction

Real Estate

Real estate, which consists of land and buildings leased to others, at cost, and which are subject to operating leases, is summarized as follows (in thousands):

	June 30, 2015	December 31, 2014
Land	$552,071	$513,172
Buildings	2,006,916	1,883,543
Less: Accumulated depreciation	(198,050)	(175,478)
	$2,360,937	$2,221,237

The carrying value of our Real estate decreased $67.9 million from December 31, 2014 to June 30, 2015, due to the strengthening of the U.S. dollar relative to foreign currencies during the same period.

Acquisitions of Real Estate During 2015

During the six months ended June 30, 2015, we entered into the following investments, which were deemed to be real estate asset acquisitions because we acquired the sellers’ properties and simultaneously entered into new leases in connection with these acquisitions, at a total cost of $154.8 million, including net lease intangibles of $40.5 million (Note 8) and acquisition-related costs and fees of $7.0 million, which were capitalized:

•	$22.2 million for an office facility in San Antonio, Texas on January 16, 2015;

•	$63.8 million for two warehouse facilities in Mszczonów and Tomaszów Mazowiecki, Poland on February 26, 2015 (dollar amount is based on the exchange rate of the euro on the date of acquisition); and

•	$68.8 million primarily for four retail facilities in Fargo, North Dakota and Ashwaubenon, Brookfield, and Wauwatosa, Wisconsin on June 26, 2015.

During the six months ended June 30, 2015, we placed into service three build-to-suit projects totaling $117.1 million and capitalized $3.1 million of building improvements with existing tenants.

CPA®:17 – Global 6/30/2015 10-Q – 14

Notes to Consolidated Financial Statements (Unaudited)

Operating Real Estate

Operating real estate, which consists of our domestic self-storage operations, at cost, is summarized as follows (in thousands):

	June 30, 2015	December 31, 2014
Land	$66,066	$66,066
Buildings	207,245	206,793
Less: Accumulated depreciation	(26,238)	(22,217)
	$247,073	$250,642

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

On April 24, 2014, upon the substantial repayment of the construction loan by the developer, we deconsolidated our investment in the hotel as it no longer met the criteria for consolidation, which was accounted for as a partial sale due to our purchase option. The related gain on sale of real estate was $14.6 million, of which $12.4 million, or 85%, we recognized during the three months ended June 30, 2014 and $2.2 million, or 15%, we deferred until the purchase option expired, in accordance with ASC 360-20-40-3, Criteria for Recognizing Profit on Sales of Real Estate Under Full Accrual Method. We recognized the $2.2 million gain on sale of real estate during the three months ended March 31, 2015, after the option expired without being exercised on January 31, 2015. In accordance with ASU 2014-08, the results of operations for assets related to the partial sale are included in continuing operations in the consolidated financial statements.

Real Estate Under Construction

The following table provides the activity of our Real estate under construction (in thousands):

	Six Months Ended	Year Ended
	June 30, 2015	December 31, 2014
Beginning balance	$110,983	$127,935
Capitalized funds	14,090	74,420
Placed into service	(117,120)	(96,807)
Capitalized interest	2,125	6,661
Foreign currency translation adjustments, building improvements, and other	(1,490)	(1,226)
Ending balance	$8,588	$110,983

Capitalized Funds

During the six months ended June 30, 2015, total capitalized funds were primarily comprised of $5.9 million in construction draws related to three existing build-to-suit projects and $8.2 million for the funding of one new build-to-suit project, which is an expansion of a property acquired in a prior year.

During the year ended December 31, 2014, costs attributable to seven build-to-suit projects, including acquisition-related costs and fees related to two new build-to-suit projects, were capitalized.

Placed into Service

During the six months ended June 30, 2015, we placed into service three build-to-suit projects totaling $117.1 million, of which one was completed and two were partially completed as of June 30, 2015.

CPA®:17 – Global 6/30/2015 10-Q – 15

Notes to Consolidated Financial Statements (Unaudited)

During the year ended December 31, 2014, we placed four build-to-suit projects into service, of which three were completed and one was partially completed as of December 31, 2014, in the amount of $96.8 million. Of the total, $81.9 million was reclassified to Real estate, at cost, and $14.9 million was reclassified to Operating real estate, at cost.

Capitalized Interest

Capitalized interest includes amortization of the mortgage discount and deferred financing costs and interest incurred during construction, totaling $2.1 million and $6.7 million for the six months ended June 30, 2015 and the year ended December 31, 2014, respectively.

Ending Balance

At June 30, 2015, we had one open build-to-suit project. At December 31, 2014, we had two open build-to-suit projects. The aggregate unfunded commitment on the remaining open projects totaled approximately $6.7 million and $12.5 million at June 30, 2015 and December 31, 2014, respectively.

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

Net Investments in Direct Financing Leases

On June 26, 2015, we entered into a net lease financing transaction for two retail facilities in Joliet, Illinois and Greendale, Wisconsin for $18.6 million, including capitalized acquisition-related costs and fees of $1.2 million.

Loans Receivable

127 West 23rd Manager, LLC — On February 3, 2015, we provided financing of $12.6 million to a subsidiary of 127 West 23rd Manager, LLC for the acquisition of a building in New York, New York that is intended to be developed as a hotel. The loan has an interest rate of 7% and matures on February 3, 2016. In connection with this transaction, we expensed acquisition-related costs and fees of $0.1 million, which are included in Acquisition expenses in the consolidated financial statements. At June 30, 2015, the balance of the loan receivable remained $12.6 million.

1185 Broadway LLC — On January 8, 2015, we provided a mezzanine loan of $30.0 million to a subsidiary of 1185 Broadway LLC for the development of a hotel on a parcel of land in New York, New York. The mezzanine loan is collateralized by an equity interest in a subsidiary of 1185 Broadway LLC. It has an interest rate of 10% and matures on January 8, 2016. In connection with this transaction, we expensed acquisition-related costs and fees of $0.3 million, which are included in Acquisition expenses in the consolidated financial statements. The agreement also contains rights to certain fees upon maturity and an equity interest in the underlying entity that has been recorded in Other assets, net in the consolidated financial statements. At June 30, 2015, the balance of the loan receivable was $29.9 million.

China Alliance Properties Limited — On December 14, 2010, we provided financing of $40.0 million to China Alliance Properties Limited, a subsidiary of Shanghai Forte Land Co., Ltd. The financing was provided through a collateralized loan that is guaranteed by Shanghai Forte Land Co., Ltd.’s parent company, Fosun International Limited. It has an interest rate of 11% and matures on December 14, 2015. At both June 30, 2015 and December 31, 2014, the balance of the loan receivable remained $40.0 million.

CPA®:17 – Global 6/30/2015 10-Q – 16

Notes to Consolidated Financial Statements (Unaudited)

Credit Quality of Finance Receivables

We generally seek investments in facilities that we believe are critical to a tenant’s business and that we believe have a low risk of tenant default. At both June 30, 2015 and December 31, 2014, none of the balances of our finance receivables were past due and we had not established any allowances for credit losses. Additionally, there were no modifications of finance receivables during the six months ended June 30, 2015 or the year ended December 31, 2014. We evaluate the credit quality of our finance receivables utilizing an internal five-point credit rating scale, with one representing the highest credit quality and five representing the lowest. The credit quality evaluation of our finance receivables was last updated in the second quarter of 2015.

A summary of our net investments in direct financing leases by internal credit quality rating is as follows (dollars in thousands):

	Number of Tenants / Obligors at		Net Investments in Direct Financing Leases Carrying Value at
Internal Credit Quality Indicator	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
1	—	—	$—	$—
2	1	1	2,261	2,259
3	8	8	387,154	389,245
4	4	3	107,202	87,921
5	—	—	—	—
			$496,617	$479,425

A summary of our loans receivable by internal credit quality rating is as follows (dollars in thousands):

	Number of Tenants / Obligors at		Loans Receivable Carrying Value at
Internal Credit Quality Indicator	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
1	—	—	$—	$—
2	—	—	—	—
3	3	1	82,544	40,000
4	—	—	—	—
5	—	—	—	—
			$82,544	$40,000

At June 30, 2015 and December 31, 2014, Other assets, net included $1.3 million and $0.6 million, respectively, of accounts receivable related to amounts billed under our direct financing leases.

Note 7. Equity Investments in Real Estate

We own equity interests in net-leased properties that are generally leased to companies through noncontrolling interests (i) in partnerships and limited liability companies that we do not control but over which we exercise significant influence or (ii) as tenants-in-common subject to common control. Generally, the underlying investments are jointly-owned with affiliates. We account for these investments under the equity method of accounting. Earnings for each investment are recognized in accordance with each respective investment agreement and, where applicable, based upon an allocation of the investment’s net assets at book value as if the investment were hypothetically liquidated at the end of each reporting period. As required by current authoritative accounting guidance, we periodically compare an investment’s carrying value to its estimated fair value and recognize an impairment charge to the extent that the carrying value exceeds fair value and such decline is determined to be other than temporary. Additionally, we provide funding to developers for the acquisition, development, and construction of real estate, or ADC Arrangements. Under ADC Arrangements, we have provided two loans to third-party developers of real estate projects, which we account for as equity investments as the characteristics of the arrangement with the third-party developers are more similar to a jointly-owned investment or partnership rather than a loan.

CPA®:17 – Global 6/30/2015 10-Q – 17

Notes to Consolidated Financial Statements (Unaudited)

The following table sets forth our ownership interests in our equity investments in real estate and their respective carrying values, along with those ADC Arrangements that are recorded as equity investments (dollars in thousands):

		Ownership Interest at	Carrying Value at
Lessee/Equity Investee	Co-owner	June 30, 2015	June 30, 2015	December 31, 2014
Shelborne Property Associates, LLC (a)	Third Party	33%	$154,664	$152,801
C1000 Logistiek Vastgoed B.V. (b) (c) (d)	WPC	85%	62,653	71,130
BPS Nevada, LLC (e)	Third Party	15%	48,707	40,032
IDL Wheel Tenant, LLC (f)	Third Party	N/A	47,203	30,049
BG LLH, LLC	Third Party	7%	41,121	42,587
U-Haul Moving Partners, Inc. and Mercury Partners, LP	WPC	12%	40,160	41,028
Bank Pekao S.A. (b) (d)	CPA®:18 – Global	50%	27,695	31,045
State Farm	CPA®:18 – Global	50%	19,243	20,414
Madison Storage NYC, LLC and Veritas Group IX-NYC, LLC (g)	Third Party	45%	17,986	20,147
Apply Sørco AS (b)	CPA®:18 – Global	49%	17,953	19,076
Berry Plastics Corporation	WPC	50%	16,213	16,632
Tesco plc (b)	WPC	49%	12,716	14,194
Hellweg Die Profi-Baumärkte GmbH & Co. KG (referred to as Hellweg 2) (b)	WPC	37%	9,373	9,935
Agrokor d.d. (referred to as Agrokor 5) (b)	CPA®:18 – Global	20%	7,896	8,760
Eroski Sociedad Cooperativa – Mallorca (b)	WPC	30%	7,017	7,662
Dick’s Sporting Goods, Inc.	WPC	45%	5,334	5,508
			$535,934	$531,000
___________

(a)
Represents a domestic ADC Arrangement. This investment is a VIE. We capitalized $6.7 million of interest related to the investment during the six months ended June 30, 2015. There was no unfunded balance on the loan related to this investment at June 30, 2015.

(b)	The carrying value of this investment is affected by the impact of fluctuations in the exchange rate of the applicable foreign currency.

(c)
This investment represents a tenancy-in-common interest, whereby the property is encumbered by debt for which we are jointly and severally liable. For this investment, the co-obligor is WPC and the amount due under the arrangement was approximately $75.3 million and $82.7 million at June 30, 2015 and December 31, 2014, respectively. Of these amounts, $64.0 million and $70.3 million represent the amounts we agreed to pay and are included within the carrying value of this investment at June 30, 2015 and December 31, 2014, respectively.

(d)	The decrease in carrying value was partially due to distributions made to us.

(e)	See Acquisition of Equity Investment below.

(f)
Represents a domestic ADC Arrangement. This investment is a VIE. We provided funding of $17.2 million to this investment and capitalized $1.6 million of interest related to the investment during the six months ended June 30, 2015. At June 30, 2015, the unfunded balance on the loan related to this investment was $1.2 million.

(g)
In addition to our 45% equity interest, we have a 40% indirect economic interest in this investment based upon certain contractual arrangements with our partner in this entity that enable or could require us to purchase their interest.

We recognized Equity in earnings of equity method investments in real estate of $4.5 million and $10.0 million for the three months ended June 30, 2015 and 2014, respectively, and $7.7 million and $7.2 million for the six months ended June 30, 2015 and 2014, respectively. For certain investments, equity in earnings of equity investments is based on the hypothetical liquidation at book value model as well as some depreciation and amortization adjustments related to basis differentials. Aggregate distributions from our interests in other unconsolidated real estate investments were $20.1 million and $12.8 million for the six months ended June 30, 2015 and 2014, respectively. At June 30, 2015 and December 31, 2014, the unamortized basis differences on our equity investments were $29.1 million and $31.0 million, respectively. Net amortization of the basis differences reduced the carrying values of our equity investments by $1.1 million and $1.0 million for the three months ended June 30, 2015 and 2014, respectively, and $1.9 million for each of the six months ended June 30, 2015 and 2014, respectively.

CPA®:17 – Global 6/30/2015 10-Q – 18

Notes to Consolidated Financial Statements (Unaudited)

Acquisition of Equity Investment

On November 19, 2014, we acquired a preferred equity position in BPS Nevada, LLC, an entity in which we hold a 15% equity interest, for a total cost of $18.2 million, including acquisition-related costs and fees of $0.2 million. The preferred equity interest provides us with a preferred rate of return of 8% during the first four months of the term, 10% during the next four months of the term, and 12% thereafter, until November 19, 2019, the date on which the preferred equity interest is redeemable. Our equity interest and preferred equity position in BPS Nevada, LLC allow us to have significant influence over the entity. Accordingly, we account for this investment using the equity method of accounting. On February 2, 2015, we funded an additional $9.1 million, including acquisition-related costs and fees of $0.1 million, related to this investment. During the six months ended June 30, 2015, we recognized $1.9 million of income related to this investment, which is included in Equity in earnings of equity method investments in real estate in the consolidated financial statements.

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

In connection with our investment activity during the six months ended June 30, 2015, we recorded net lease intangibles comprised as follows (life in years, dollars in thousands):

	Weighted-Average Life	Amount
Amortizable Intangible Assets
In-place lease	15.1	$40,561
Above-market rent	10.0	587
		$41,148
Amortizable Intangible Liabilities
Below-market rent	20.1	$(658)

Intangible assets and liabilities are summarized as follows (in thousands):

	June 30, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable Intangible Assets
In-place lease and tenant relationship	$579,528	$(136,611)	$442,917	$551,569	$(119,125)	$432,444
Above-market rent	89,676	(18,353)	71,323	92,548	(16,539)	76,009
Below-market ground leases	7,124	(259)	6,865	7,124	(199)	6,925
	676,328	(155,223)	521,105	651,241	(135,863)	515,378
Unamortizable Intangible Assets
Goodwill	304	—	304	304	—	304
Total intangible assets	$676,632	$(155,223)	$521,409	$651,545	$(135,863)	$515,682

Amortizable Intangible Liabilities
Below-market rent	$(116,215)	$16,142	$(100,073)	$(116,887)	$13,293	$(103,594)
Above-market ground lease	(1,144)	24	(1,120)	(1,145)	17	(1,128)
Total intangible liabilities	$(117,359)	$16,166	$(101,193)	$(118,032)	$13,310	$(104,722)

CPA®:17 – Global 6/30/2015 10-Q – 19

Notes to Consolidated Financial Statements (Unaudited)

Net amortization of intangibles, including the effect of foreign currency translation, was $9.6 million for both the three months ended June 30, 2015 and 2014, and $19.0 million and $19.1 million for the six months ended June 30, 2015 and 2014, respectively. Amortization of below-market rent and above-market rent intangibles is recorded as an adjustment to Rental income; amortization of below-market ground lease and above-market ground lease intangibles is included in Property expenses; and amortization of in-place lease and tenant relationship intangibles is included in Depreciation and amortization.

Based on the intangible assets and liabilities recorded at June 30, 2015, scheduled annual net amortization of intangibles for the remainder of 2015, each of the next four calendar years following December 31, 2015, and thereafter is as follows (in thousands):

Years Ending December 31,	Net Increase in Rental Income	Increase to Amortization/Property Expenses	Net
2015 (remaining)	$(639)	$19,252	$18,613
2016	(438)	34,133	33,695
2017	(198)	31,519	31,321
2018	(174)	31,414	31,240
2019	(165)	31,368	31,203
Thereafter	(27,136)	300,976	273,840
	$(28,750)	$448,662	$419,912

Note 9. Fair Value Measurements

The fair value of an asset is defined as the exit price, which is the amount that would either be received when an asset is sold or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance establishes a three-tier fair value hierarchy based on the inputs used in measuring fair value. These tiers are: Level 1, for which quoted market prices for identical instruments are available in active markets, such as money market funds, equity securities, and U.S. Treasury securities; Level 2, for which there are inputs other than quoted prices included within Level 1 that are observable for the instrument, such as certain derivative instruments including interest rate swaps and foreign currency forward contracts; and Level 3, for securities and other derivative assets that do not fall into Level 1 or Level 2 and for which little or no market data exists, therefore requiring us to develop our own assumptions.

Items Measured at Fair Value on a Recurring Basis

The methods and assumptions described below were used to estimate the fair value of each class of financial instrument. For significant Level 3 items, we have also provided the unobservable inputs along with their weighted-average ranges.

Derivative Assets — Our derivative assets, which are included in Other assets, net in the consolidated financial statements, are comprised of foreign currency forward contracts, stock warrants, embedded derivatives, and a swaption (Note 10). The foreign currency forward contracts and swaption were measured at fair value using readily observable market inputs, such as quotations on interest rates, and were classified as Level 2 as these instruments are custom, over-the-counter contracts with various bank counterparties that are not traded in an active market. The stock warrants and embedded derivatives were measured at fair value using internal valuation models that incorporated market inputs and our own assumptions about future cash flows. We classified these assets as Level 3 because they are not traded in an active market.

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

We did not have any transfers into or out of Level 1, Level 2, and Level 3 measurements during either the six months ended June 30, 2015 or 2014. Gains and losses (realized and unrealized) included in earnings are reported in Other income and (expenses) in the consolidated financial statements.

CPA®:17 – Global 6/30/2015 10-Q – 20

Notes to Consolidated Financial Statements (Unaudited)

Our other financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands):

		June 30, 2015		December 31, 2014
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-recourse debt (a)	3	$1,923,575	$1,970,579	$1,896,489	$1,961,905
Loans receivable (a)	3	82,544	83,434	40,000	41,990
Other securities (b)	3	7,494	9,649	9,381	9,649
Deferred acquisition fees payable (c)	3	5,320	5,361	9,009	10,077
CMBS (d)	3	2,366	8,184	3,053	8,899
___________

(a)
We determined the estimated fair value of our non-recourse debt and loan receivable with China Alliance Properties Limited using a discounted cash flow model with rates that take into account the credit of the tenant/obligor and interest rate risk. We also considered the value of the underlying collateral, taking into account the quality of the collateral, the credit quality of the tenant/obligor, the time until maturity, and the current market interest rate. Additionally, for our loans receivable with 127 West 23rd Manager, LLC and 1185 Broadway LLC, we estimated that the fair values of the loans receivable approximated their carrying values.

(b)	Amounts at June 30, 2015 and December 31, 2014 primarily reflect our interest in a foreign debenture, which is included in Other assets, net in the consolidated financial statements.

(c)
We determined the estimated fair value of our deferred acquisition fees based on an estimate of discounted cash flows using two significant unobservable inputs, which are the leverage adjusted unsecured spread of 205 basis points and an illiquidity adjustment of 75 basis points. Significant increases or decreases to these inputs in isolation would result in a significant change in the fair value measurement.

(d)
The carrying value of our commercial mortgage-backed securities, or CMBS, is inclusive of impairment charges recognized during the three and six months ended June 30, 2015, as well as accretion related to the estimated cash flows expected to be received. There were no purchases, sales, or impairment charges recognized during the three or six months ended June 30, 2014.

We estimated that our other financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values at both June 30, 2015 and December 31, 2014.

Items Measured at Fair Value on a Non-Recurring Basis (Including Impairment Charges)

We periodically assess whether there are any indicators that the value of our real estate investments may be impaired or that their carrying value may not be recoverable. For investments in real estate held for use for which an impairment indicator is identified, we follow a two-step process to determine whether the investment is impaired and to determine the amount of the charge. First, we compare the carrying value of the property’s asset group to the future undiscounted net cash flows that we expect the property’s asset group will generate, including any estimated proceeds from the eventual sale of the property’s asset group. If this amount is less than the carrying value, the property’s asset group is considered to be not recoverable. We then measure the impairment charge as the excess of the carrying value of the property’s asset group over the estimated fair value of the property’s asset group, which is primarily determined using market information, such as recent comparable sales, broker quotes, or third-party appraisals. If relevant market information is not available or is not deemed appropriate, we perform a future net cash flow analysis discounted for inherent risk associated with each investment. We determined that the significant inputs used to value these investments fall within Level 3 for fair value reporting. As a result of our assessments, we calculated impairment charges based on market conditions and assumptions that existed at the time. The valuation of real estate is subject to significant judgment and actual results may differ materially if market conditions or the underlying assumptions change.

CPA®:17 – Global 6/30/2015 10-Q – 21

Notes to Consolidated Financial Statements (Unaudited)

The following table presents information about our assets that were measured at fair value on a non-recurring basis (in thousands):

	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
	Fair Value Measurements	Total Impairment Charges	Fair Value Measurements	Total Impairment Charges
Impairment Charges
CMBS	$524	$456	$1,478	$1,023

During the three and six months ended June 30, 2015, we incurred other-than-temporary impairment charges on two tranches in our CMBS portfolio totaling $0.5 million and $1.0 million, respectively, to reduce their carrying values to their estimated fair values as a result of non-performance. The fair value measurements related to the impairment charges were derived from third-party appraisals, which were based on input from dealers, buyers, and other market participants, as well as updates on prepayments, losses, and delinquencies within our CMBS portfolio.

We did not recognize any impairment charges during the three or six months ended June 30, 2014.

Note 10. Risk Management and Use of Derivative Financial Instruments

Risk Management

In the normal course of our ongoing business operations, we encounter economic risk. There are four main components of economic risk that impact us: interest rate risk, credit risk, market risk, and foreign currency risk. We are primarily subject to interest rate risk on our interest-bearing assets and liabilities. Credit risk is the risk of default on our operations and our tenants’ inability or unwillingness to make contractually required payments. Market risk includes changes in the value of our properties and related loans, as well as changes in the value of our other investments due to changes in interest rates or other market factors. We own investments in Europe and Asia and are subject to risks associated with fluctuating foreign currency exchange rates.

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

CPA®:17 – Global 6/30/2015 10-Q – 22

Notes to Consolidated Financial Statements (Unaudited)

The following table sets forth certain information regarding our derivative instruments (in thousands):

Derivatives Designated as Hedging Instruments		Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
	Balance Sheet Location	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Foreign currency forward contracts	Other assets, net	$40,650	$24,051	$—	$—
Interest rate swaps	Other assets, net	141	71	—	—
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	—	—	(11,780)	(14,554)
Derivatives Not Designated as Hedging Instruments
Foreign currency forward contracts	Other assets, net	9,525	5,120	—	—
Stock warrants	Other assets, net	1,914	1,848	—	—
Swaption	Other assets, net	540	505	—	—
Embedded credit derivatives	Other assets, net	85	499	—	—
Foreign currency forward contracts	Accounts payable, accrued expenses and other liabilities	—	—	(7,325)	(2,904)
Total derivatives		$52,855	$32,094	$(19,105)	$(17,458)

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis on our consolidated financial statements. At both June 30, 2015 and December 31, 2014, no cash collateral had been posted or received for any of our derivative positions.

CPA®:17 – Global 6/30/2015 10-Q – 23

Notes to Consolidated Financial Statements (Unaudited)

The following tables present the impact of our derivative instruments in the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized on Derivatives in Other Comprehensive Loss (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships	2015	2014	2015	2014
Foreign currency forward contracts	$(7,601)	$400	$16,604	$(409)
Interest rate swaps	3,518	(2,502)	2,067	(4,421)
Interest rate cap (a)	—	355	—	687
Foreign currency collars	—	(83)	—	(199)

Derivatives in Net Investment Hedging Relationships (b)
Foreign currency forward contracts	198	—	386	—

Derivatives Formerly in Net Investment Hedging Relationships (c)
Foreign currency forward contracts	—	257	—	318
Total	$(3,885)	$(1,573)	$19,057	$(4,024)

		Amount of Gain (Loss) Reclassified from Other Comprehensive Loss into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified to Income	Three Months Ended June 30,		Six Months Ended June 30,
		2015	2014	2015	2014
Interest rate swaps	Interest expense	$(1,847)	$(2,217)	$(4,131)	$(3,932)
Foreign currency forward contracts	Other income and (expenses)	1,237	89	4,365	(100)
Interest rate cap	Interest expense	—	(355)	—	(687)
Foreign currency collars	Other income and (expenses)	—	118	—	194
Total		$(610)	$(2,365)	$234	$(4,525)
___________

(a)	Includes gains attributable to a noncontrolling interest of $0.2 million and $0.3 million for the three and six months ended June 30, 2014, respectively.

(b)
The effective portion of the change in fair value and the settlement of these contracts are reported in the foreign currency translation adjustment section of Other comprehensive income (loss) until the underlying investment is sold, at which time we reclassify the gain or loss to earnings.

(c)
In September 2014, a new forward contract was executed to offset this existing forward contract, which has not yet reached its maturity. As a result of this transaction, this existing forward contract was de-designated as a hedging instrument. However, the effective portion of the change in fair value (through the date of de-designation) and the settlement of this contract are reported in the foreign currency translation adjustment section of Other comprehensive income (loss) until the underlying investment is sold, at which time we will reclassify the gain or loss to earnings.

CPA®:17 – Global 6/30/2015 10-Q – 24

Notes to Consolidated Financial Statements (Unaudited)

Amounts reported in Other comprehensive income (loss) related to interest rate swaps will be reclassified to Interest expense as interest payments are made on our variable-rate debt. Amounts reported in Other comprehensive income (loss) related to foreign currency derivative contracts will be reclassified to Other income and (expenses) when the hedged foreign currency contracts are settled. At June 30, 2015, we estimated that an additional $6.5 million and $7.2 million will be reclassified as interest expense and as other expenses, respectively, during the next 12 months.

The following table presents the impact of our derivative instruments in the consolidated financial statements (in thousands):

		Amount of Gain (Loss) on Derivatives Recognized in Income
Derivatives Not in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended June 30,		Six Months Ended June 30,
		2015	2014	2015	2014
Stock warrants	Other income and (expenses)	$231	$(66)	$66	$(66)
Swaption	Other income and (expenses)	127	(172)	35	(430)
Embedded credit derivatives	Other income and (expenses)	25	163	262	281
Foreign currency forward contracts	Other income and (expenses)	(12)	(56)	(16)	(118)

Derivatives in Cash Flow Hedging Relationships
Interest rate swaps (a)	Interest expense	88	53	172	124
Total		$459	$(78)	$519	$(209)
___________

(a)	Relates to the ineffective portion of the hedging relationship.

See below for information regarding why we enter into our derivative instruments and concerning derivative instruments owned by unconsolidated investments, which are excluded from the tables above.

Interest Rate Swaps and Swaption

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our investment partners have obtained, and may in the future obtain, variable-rate, non-recourse mortgage loans and, as a result, we have entered into, and may continue to enter into, interest rate swap agreements or swaptions with counterparties. Interest rate swaps, which effectively convert the variable-rate debt service obligations of a loan to a fixed rate, are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flow over a specific period. The face amount on which the swaps are based is not exchanged. A swaption gives us the right but not the obligation to enter into an interest rate swap, of which the terms and conditions are set on the trade date, on a specified date in the future. Our objective in using these derivatives is to limit our exposure to interest rate movements.

The interest rate swaps and swaption that our consolidated subsidiaries had outstanding at June 30, 2015 are summarized as follows (currency in thousands):

Interest Rate Derivatives	Number of Instruments	Notional Amount		Fair Value at June 30, 2015 (a)
Designated as Cash Flow Hedging Instruments
Interest rate swaps	13	233,019	USD	$(6,316)
Interest rate swaps	7	190,629	EUR	(5,323)
Not Designated as Hedging Instrument
Swaption	1	13,230	USD	540
				$(11,099)
____________

(a)	Fair value amount is based on the exchange rate of the euro at June 30, 2015, as applicable.

CPA®:17 – Global 6/30/2015 10-Q – 25

Notes to Consolidated Financial Statements (Unaudited)

The interest rate swap that one of our unconsolidated jointly-owned investments had outstanding at June 30, 2015, which was designated as a cash flow hedge, is summarized as follows (currency in thousands):

Interest Rate Derivative	Ownership Interest in Investee at June 30, 2015	Number of Instruments	Notional Amount		Fair Value at June 30, 2015 (a)
Interest rate swap	85%	1	11,402	EUR	$(468)
____________

(a)	Fair value amount is based on the exchange rate of the euro at June 30, 2015.

Foreign Currency Contracts

We are exposed to foreign currency exchange rate movements, primarily in the euro and, to a lesser extent, the British pound sterling, the Japanese yen, the Norwegian krone, and the Indian rupee. We manage foreign currency exchange rate movements by generally placing our debt service obligation on an investment in the same currency as the tenant’s rental obligation to us. This reduces our overall exposure to the net cash flow from that investment. However, we are subject to foreign currency exchange rate movements to the extent that there is a difference in the timing and amount of the rental obligation and the debt service. Realized and unrealized gains and losses recognized in earnings related to foreign currency transactions are included in Other income and (expenses) in the consolidated financial statements.

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

The following table presents the foreign currency derivative contracts we had outstanding and their designations at June 30, 2015 (currency in thousands):

Foreign Currency Derivatives	Number of Instruments	Notional Amount		Fair Value at June 30, 2015 (a)
Designated as Cash Flow Hedging Instruments
Foreign currency forward contracts	88	176,175	EUR	$35,980
Foreign currency forward contracts	17	12,239	NOK	100
Not Designated as Hedging Instruments
Foreign currency forward contracts	2	90,000	EUR	2,200
Designated as Net Investment Hedging Instruments
Foreign currency forward contracts	11	1,077,804	JPY	4,505
Foreign currency forward contracts	5	7,996	NOK	65
				$42,850
___________

(a)	Fair value amounts are based on the exchange rate of the euro, the Norwegian krone, or the Japanese yen, as applicable, at June 30, 2015.

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of any collateral received. No collateral was received as of June 30, 2015. At June 30, 2015, our total credit exposure was $41.4 million and the maximum exposure to any single counterparty was $19.1 million.

Some of the agreements we have with our derivative counterparties contain certain credit contingent provisions that could result in a declaration of default against us regarding our derivative obligations if we either default or are capable of being declared in default on certain of our indebtedness. At June 30, 2015, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives that were in a net liability position was $19.9 million and $18.5 million at June 30, 2015 and December 31, 2014, respectively, which included accrued interest and any adjustment for nonperformance risk. If we had breached any of these provisions at June 30, 2015 or December 31, 2014, we could have been required to settle

CPA®:17 – Global 6/30/2015 10-Q – 26

Notes to Consolidated Financial Statements (Unaudited)

our obligations under these agreements at their aggregate termination value of $20.4 million and $19.1 million, respectively.

Information about Significant Tenants

For the six months ended June 30, 2015, the following tenants represented 5% or more of total lease revenues:

•	The New York Times Company (9%);

•	Metro Cash & Carry Italia S.p.A. (8%);

•	Agrokor d.d. (7%);

•	KBR, Inc. (7%); and

•	General Parts Inc., Golden State Supply LLC, Straus-Frank Enterprises LLC, General Parts Distribution LLC, and Worldpac Inc. (6% in the aggregate).

Note 11. Non-Recourse Debt

Non-recourse debt consists of mortgage notes payable, which are collateralized by the assignment of real estate properties with an aggregate carrying value of $2.9 billion at both June 30, 2015 and December 31, 2014. At June 30, 2015, our mortgage notes payable bore interest at fixed annual rates ranging from 2.0% to 7.5% and variable contractual annual rates ranging from 2.8% to 6.1%, with maturity dates ranging from July 2015 to 2039.

During the six months ended June 30, 2015, we obtained five new non-recourse mortgage financings totaling $101.9 million, with a weighted-average annual interest rate of 4.4% and term of 9.8 years, of which $30.0 million related to investments acquired during prior years and $71.9 million related to investments acquired during the current year.

During the six months ended June 30, 2015, we prepaid a non-recourse mortgage loan encumbering four properties owned by a jointly-owned investment, which we consolidate, with an outstanding principal balance of $21.2 million. Our affiliate, WPC, owns a 40% interest in the investment and contributed $8.6 million in connection with the prepayment. The loan had a remaining term of 1.2 years and an interest rate of 8.0% on the date of prepayment. In connection with the prepayment, we recognized a loss on extinguishment of debt of $0.3 million, which is included in Other income and (expenses) in the consolidated financial statements.

Scheduled Debt Principal Payments

Scheduled debt principal payments during the remainder of 2015, each of the next four calendar years following December 31, 2015, and thereafter are as follows (in thousands):

Years Ending December 31,	Total
2015 (remainder)	$49,170
2016	234,458
2017	345,719
2018	154,099
2019	39,592
Thereafter through 2039	1,103,132
1,926,170
Unamortized discount, net	(2,595)
Total	$1,923,575

Certain amounts in the table above are based on the applicable foreign currency exchange rate at June 30, 2015. The carrying value of our Non-recourse debt decreased by $39.2 million from December 31, 2014 to June 30, 2015 due to the strengthening of the U.S. dollar relative to foreign currencies during the same period.

CPA®:17 – Global 6/30/2015 10-Q – 27

Notes to Consolidated Financial Statements (Unaudited)

Note 12. Commitments and Contingencies

At June 30, 2015, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations. See Note 5 for unfunded construction commitments.

Note 13. Equity

Reclassifications Out of Accumulated Other Comprehensive Loss

The following tables present a reconciliation of changes in Accumulated other comprehensive loss by component for the periods presented (in thousands):

	Three Months Ended June 30, 2015
	Gains and Losses on Derivative Instruments	Gains and Losses on Marketable Securities	Foreign Currency Translation Adjustments	Total
Beginning balance	$30,047	$(99)	$(175,718)	$(145,770)
Other comprehensive (loss) income before reclassifications	(4,539)	7	28,840	24,308
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	1,847	—	—	1,847
Other income and (expenses)	(1,237)	—	—	(1,237)
Total	610	—	—	610
Net current-period Other comprehensive (loss) income	(3,929)	7	28,840	24,918
Net current-period Other comprehensive income attributable to noncontrolling interests	—	—	(490)	(490)
Ending balance	$26,118	$(92)	$(147,368)	$(121,342)

	Three Months Ended June 30, 2014
	Gains and Losses on Derivative Instruments	Gains and Losses on Marketable Securities	Foreign Currency Translation Adjustments	Total
Beginning balance	$(19,377)	$(367)	$2,610	$(17,134)
Other comprehensive (loss) income before reclassifications	(4,195)	23	(5,010)	(9,182)
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	2,572	—	—	2,572
Other income and (expenses)	(207)	—	—	(207)
Total	2,365	—	—	2,365
Net current-period Other comprehensive (loss) income	(1,830)	23	(5,010)	(6,817)
Net current-period Other comprehensive (income) loss attributable to noncontrolling interests	(160)	—	93	(67)
Ending balance	$(21,367)	$(344)	$(2,307)	$(24,018)

CPA®:17 – Global 6/30/2015 10-Q – 28

Notes to Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30, 2015
	Gains and Losses on Derivative Instruments	Gains and Losses on Marketable Securities	Foreign Currency Translation Adjustments	Total
Beginning balance	$7,311	$(106)	$(88,212)	$(81,007)
Other comprehensive income (loss) before reclassifications	19,041	14	(59,890)	(40,835)
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	4,131	—	—	4,131
Other income and (expenses)	(4,365)	—	—	(4,365)
Total	(234)	—	—	(234)
Net current-period Other comprehensive income (loss)	18,807	14	(59,890)	(41,069)
Net current-period Other comprehensive loss attributable to noncontrolling interests	—	—	734	734
Ending balance	$26,118	$(92)	$(147,368)	$(121,342)

	Six Months Ended June 30, 2014
	Gains and Losses on Derivative Instruments	Gains and Losses on Marketable Securities	Foreign Currency Translation Adjustments	Total
Beginning balance	$(16,717)	$(391)	$3,666	$(13,442)
Other comprehensive (loss) income before reclassifications	(8,866)	47	(6,070)	(14,889)
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	4,619	—	—	4,619
Other income and (expenses)	(94)	—	—	(94)
Total	4,525	—	—	4,525
Net current-period Other comprehensive (loss) income	(4,341)	47	(6,070)	(10,364)
Net current-period Other comprehensive (income) loss attributable to noncontrolling interests	(309)	—	97	(212)
Ending balance	$(21,367)	$(344)	$(2,307)	$(24,018)

Distributions Declared

During the second quarter of 2015, our board of directors declared a quarterly distribution of $0.1625 per share, which was paid on July 15, 2015 to stockholders of record on June 30, 2015, in the amount of $54.2 million.

CPA®:17 – Global 6/30/2015 10-Q – 29

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

Business Overview

As described in more detail in Item 1 of the 2014 Annual Report, we are a publicly-owned, non-listed REIT that invests primarily in commercial properties leased to companies both domestically and internationally. As opportunities arise, we also make other types of commercial real estate-related investments. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions, and other factors. We earn revenue principally by leasing the properties we own to single corporate tenants, primarily on a triple-net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, contractual rent adjustments, tenant defaults, sales of properties, and foreign currency exchange rates. We were formed in 2007 and are managed by our advisor. We hold substantially all of our assets and conduct substantially all of our business through our Operating Partnership. We are the general partner of, and own 99.99% of the interests in, the Operating Partnership. The remaining interest in the Operating Partnership is held by a subsidiary of WPC.

Significant Development

Foreign Currency Fluctuation — We own investments outside the United States, primarily in Europe, and as a result, we are subject to the risk from the effects of exchange rate movements in various foreign currencies, primarily the euro. The average exchange rate of the U.S. dollar in relation to the euro decreased by approximately 19.0% and 18.6% during the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014, resulting in a negative impact on the results of operations for our euro-denominated investments during the three and six months ended June 30, 2015 as compared to the same periods in 2014. We try to manage our exposure related to fluctuations in exchange rates of the U.S. dollar relative to the respective currencies of our foreign operations by entering into hedging arrangements utilizing derivative instruments such as foreign currency forward contracts. We also try to manage our exposure related to fluctuations in exchange rates of the U.S. dollar relative to the euro by incurring non-recourse debt denominated in the euro.

CPA®:17 – Global 6/30/2015 10-Q – 30

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

Portfolio Summary

	June 30, 2015	December 31, 2014
Number of net-leased properties	374	365
Number of operating properties (a)	72	72
Number of tenants (b)	113	112
Total square footage (in thousands) (c)	44,277	41,243
Occupancy (b)	100.0%	100.0%
Weighted-average lease term (in years) (b)	14.3	14.1
Number of countries	11	11
Total assets (in thousands) (d)	$4,576,658	$4,605,897
Net investments in real estate (in thousands) (d)	3,113,215	3,062,287

	Six Months Ended June 30,
	2015	2014
Acquisition volume — consolidated (in millions) (d) (e) (f)	$228.4	$62.7
Acquisition volume — pro rata (in millions) (c) (e) (f)	237.5	161.2
Financing obtained — consolidated (in millions) (d) (g)	101.9	52.6
Financing obtained — pro rata (in millions) (c) (g) (h)	101.9	97.7
Average U.S. dollar/euro exchange rate (i)	1.1162	1.3712
Change in the U.S. CPI (j)	1.6%	2.3%
Change in the Harmonized Index of Consumer Prices (j)	0.7%	0.3%
__________

(a)
Operating properties are comprised of full or partial ownership interests in 71 self-storage properties, with an average occupancy of 89.4% at June 30, 2015, and one hotel, all of which are managed by third parties.

(b)	Excludes operating properties.

(c)	Represents pro rata basis. See Terms and Definitions below for a description of pro rata amounts.

(d)	Represents consolidated basis.

(e)	Includes build-to-suit transactions, which are reflected as the total commitment for the build-to-suit funding.

(f)	Includes acquisition-related costs and fees, which are included in Acquisition expenses in the consolidated financial statements.

(g)	No debt was refinanced during the six months ended June 30, 2015. Includes a refinancing of $22.9 million obtained during the six months ended June 30, 2014.

(h)	Financing on a pro rata basis during the six months ended June 30, 2014 includes our share of the non-recourse mortgage financing related to our Bank Pekao S.A. and Agrokor 5 investments.

(i)
The average conversion rate for the U.S. dollar in relation to the euro decreased during the six months ended June 30, 2015 as compared to the same period in 2014, resulting in a negative impact on earnings in the current year period for our euro-denominated investments.

(j)	Many of our lease agreements include contractual increases indexed to changes in the U.S. Consumer Price Index, or CPI, or similar indices.

CPA®:17 – Global 6/30/2015 10-Q – 31

Net-Leased Portfolio

The tables below represent information about our net-leased portfolio on a consolidated and pro rata basis and, accordingly, exclude all operating properties at June 30, 2015. See Terms and Definitions below for a description of pro rata amounts.

Top Ten Tenants by ABR
(in thousands, except percentages)

	Consolidated		Pro Rata
Tenant/Lease Guarantor	ABR	Percent	ABR	Percent
Metro Cash & Carry Italia S.p.A. (a)	$27,311	9%	$27,311	8%
The New York Times Company	26,448	9%	14,546	4%
Agrokor d.d. (a)	21,891	7%	23,156	7%
General Parts Inc., Golden State Supply LLC, Straus-Frank Enterprises LLC, General Parts Distribution LLC, and Worldpac Inc.	17,653	6%	17,653	5%
KBR, Inc.	13,956	5%	13,956	4%
Lineage Logistics Holdings, LLC	13,682	4%	13,682	4%
Blue Cross and Blue Shield of Minnesota, Inc.	11,966	4%	11,966	4%
IDL Master Tenant, LLC	10,290	3%	10,290	3%
Eroski Sociedad Cooperativa (a)	9,172	3%	9,834	3%
DTS Distribuidora Television Digital SA (a)	7,919	2%	7,919	2%
Total	$160,288	52%	$150,313	44%
__________

(a)	ABR amounts are subject to fluctuations in foreign currency exchange rates.

Portfolio Diversification by Geography
(in thousands, except percentages)

	Consolidated		Pro Rata
Region	ABR	Percent	ABR	Percent
United States
South	$63,877	21%	$69,368	20%
Midwest	58,530	19%	63,521	19%
East	55,167	18%	42,662	12%
West	28,523	9%	29,492	9%
United States Total	206,097	67%	205,043	60%

International
Italy	25,711	8%	25,711	8%
Croatia	21,891	7%	23,156	7%
Spain	17,091	6%	17,754	5%
Poland	15,013	5%	19,285	6%
Germany	10,538	3%	19,875	6%
United Kingdom	6,096	2%	6,096	2%
Other (a)	4,964	2%	22,259	6%
International Total	101,304	33%	134,136	40%

Total	$307,401	100%	$339,179	100%
__________

(a)	Consolidated includes ABR from tenants in the Netherlands and Japan. Pro rata includes ABR from tenants in the aforementioned countries and Hungary and Norway.

CPA®:17 – Global 6/30/2015 10-Q – 32

Portfolio Diversification by Property Type
(in thousands, except percentages)

	Consolidated		Pro Rata
Property Type	ABR	Percent	ABR	Percent
Office	$97,255	32%	$95,276	28%
Retail	77,475	25%	90,219	26%
Warehouse	70,289	23%	86,520	26%
Industrial	46,277	15%	46,904	14%
Other (a)	16,105	5%	20,260	6%
Total	$307,401	100%	$339,179	100%
__________

(a)
Consolidated includes ABR from tenants with the following property types: learning center and sports facility. Pro rata includes ABR from tenants with the aforementioned property types and self-storage.

Portfolio Diversification by Tenant Industry
(in thousands, except percentages)

	Consolidated		Pro Rata
Industry Type	ABR	Percent	ABR	Percent
Retail Stores	$86,507	28%	$99,507	29%
Business Services	37,125	12%	39,796	12%
Grocery	31,063	10%	47,616	14%
Media: Advertising, Printing, and Publishing	29,231	10%	17,330	5%
Insurance	12,088	4%	15,636	5%
Capital Equipment	12,080	4%	12,080	4%
Media: Broadcasting and Subscription	9,601	3%	9,601	3%
Automotive	9,371	3%	8,322	2%
Consumer Goods: Non-Durable	9,286	3%	7,260	2%
Transportation: Cargo	9,093	3%	10,548	3%
Consumer Services	9,065	3%	11,766	3%
Hotel, Gaming, and Leisure	8,519	3%	8,559	3%
Beverage, Food, and Tobacco	8,351	3%	8,351	2%
Healthcare and Pharmaceuticals	6,625	2%	6,625	2%
High Tech Industries	6,251	2%	5,159	2%
Telecommunications	6,158	2%	6,183	2%
Banking	4,515	1%	8,722	2%
Containers, Packing, and Glass	3,838	1%	7,485	2%
Other (a)	8,634	3%	8,633	3%
Total	$307,401	100%	$339,179	100%
__________

(a)
Includes ABR from tenants in the following industries: transportation: consumer; aerospace and defense; chemicals, plastics, and rubber; construction and building; consumer goods: durable; metals and mining; real estate; finance; and environmental industries.

CPA®:17 – Global 6/30/2015 10-Q – 33

Lease Expirations
(in thousands, except percentages and number of leases)

	Consolidated			Pro Rata
Year of Lease Expiration (a)	Number of Leases Expiring	ABR	Percent	Number of Leases Expiring	ABR	Percent
Remaining 2015 (b)	13	$1,299	—%	14	$1,301	—%
2016	11	3,231	1%	12	3,272	1%
2017	4	576	—%	4	576	—%
2018	2	124	—%	5	147	—%
2019	4	346	—%	4	346	—%
2020	3	139	—%	3	139	—%
2021	4	1,915	1%	4	1,505	1%
2022	1	2,421	1%	2	3,870	1%
2023	1	76	—%	2	4,282	1%
2024	7	38,857	13%	11	32,436	10%
2025	14	15,162	5%	14	15,162	4%
2026	10	11,204	4%	16	22,773	7%
2027	23	30,234	10%	23	30,234	9%
2028	26	38,228	12%	28	42,494	13%
2029	4	6,305	2%	4	6,305	2%
Thereafter	52	157,284	51%	57	174,337	51%
Total	179	$307,401	100%	203	$339,179	100%
__________

(a)	Assumes tenant does not exercise renewal option.

(b)	Month-to-month leases are included in 2015 ABR.

Self-Storage Summary

Our self-storage properties had an average occupancy rate of 89.4% at June 30, 2015. As of June 30, 2015, our self-storage portfolio was comprised as follows (square footage in thousands):

State	Number of Properties	Square Footage
California	29	2,079
Illinois	13	900
Florida	7	486
Texas	5	437
Hawaii	4	259
Louisiana	3	196
Georgia	2	79
Alabama	1	130
North Carolina	1	80
Mississippi	1	61
Consolidated Total	66	4,707
New York (45% ownership interest)	5	335
Pro Rata Total (a)	71	5,042
__________

(a)	See Terms and Definitions below for a description of pro rata amounts.

CPA®:17 – Global 6/30/2015 10-Q – 34

Terms and Definitions

Pro Rata Metrics — The portfolio information above contains certain metrics prepared under the pro rata consolidation method. We refer to these metrics as pro rata metrics. We have a number of investments, usually with our affiliates, in which our economic ownership is less than 100%. Under the full consolidation method, we report 100% of the assets, liabilities, revenues, and expenses of those investments that are deemed to be under our control or for which we are deemed to be the primary beneficiary, even if our ownership is less than 100%. Also, for all other jointly-owned investments, we report our net investment and our net income or loss from that investment. Under the pro rata consolidation method, we present our proportionate share, based on our economic ownership of these jointly-owned investments, of the assets, liabilities, revenues, and expenses of those investments.

ABR — ABR represents contractual minimum annualized base rent for our net-leased properties. ABR is not applicable to operating properties.

Financial Highlights

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014 (a)	2015	2014 (a)
Total revenues	$109,667	$98,786	$208,417	$199,936
Net income attributable to CPA®:17 – Global	28,440	34,606	43,020	43,406

Cash distributions paid	53,921	52,042	107,299	103,611

Net cash provided by operating activities			113,693	101,123
Net cash used in investing activities			(250,320)	(94,853)
Net cash used in financing activities			(14,318)	(65,721)

Supplemental financial measures:
FFO attributable to CPA®:17 – Global (b)	61,460	62,638	107,795	102,239
MFFO attributable to CPA®:17 – Global (b)	53,384	59,396	100,043	99,896
__________

(a)
In the course of preparing our 2014 consolidated financial statements, we discovered an error related to our accounting for a subsidiary’s functional currency. We corrected this error, and other errors previously recorded as out-of-period adjustments, and revised our consolidated financial statements for all prior periods impacted. Accordingly, our financial results for the prior periods presented herein have been revised for the correction of such errors (Note 2).

(b)
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

Total revenues increased for the three and six months ended June 30, 2015, compared to the same periods in 2014, primarily due to an increase in revenues received from investments acquired after June 30, 2014 (Note 5, Note 6) and proceeds from a bankruptcy settlement claim with a former tenant received during the second quarter of 2015. These increases were partially offset by a decrease in Other real estate income due to the sale of a hotel that was classified as an operating property in April 2014 (Note 5) and the impact of the strengthening of the U.S. dollar relative to foreign currencies.

Net income attributable to CPA®:17 – Global and MFFO decreased for the three months ended June 30, 2015, compared to the same period in 2014, primarily reflecting a gain on sale of real estate, net of tax recognized during the second quarter of 2014 (Note 5). This decrease was partially offset by revenues received from investments acquired after June 30, 2014 (Note 5, Note 6) and proceeds from a bankruptcy settlement claim with a former tenant received during the second quarter of 2015.

CPA®:17 – Global 6/30/2015 10-Q – 35

Net cash provided by operating activities increased for the six months ended June 30, 2015, compared to the same period in 2014, primarily due to revenues received from investments acquired after June 30, 2014 (Note 5, Note 6), proceeds from a bankruptcy settlement claim with a former tenant received during the second quarter of 2015, and our share of acquisition expenses recorded by a jointly-owned investment during the six months ended June 30, 2014.

CPA®:17 – Global 6/30/2015 10-Q – 36

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

The following table presents the comparative results of operations (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
Revenues
Lease revenues	$79,624	$77,646	$1,978	$156,481	$154,290	$2,191
Operating property revenues	12,231	13,573	(1,342)	24,069	29,907	(5,838)
Interest income and other	10,685	1,832	8,853	13,235	3,742	9,493
Reimbursable tenant costs	7,127	5,735	1,392	14,632	11,997	2,635
	109,667	98,786	10,881	208,417	199,936	8,481
Operating Expenses
Depreciation and amortization:
Net-leased properties	23,245	22,144	1,101	45,551	43,846	1,705
Operating properties	3,021	3,472	(451)	6,279	7,610	(1,331)
	26,266	25,616	650	51,830	51,456	374
Property expenses:
Asset management fees	7,320	6,846	474	14,482	13,465	1,017
Reimbursable tenant costs	7,127	5,735	1,392	14,632	11,997	2,635
Operating properties	4,882	6,618	(1,736)	9,739	16,045	(6,306)
Net-leased properties	3,753	3,170	583	6,760	6,216	544
	23,082	22,369	713	45,613	47,723	(2,110)
General and administrative	3,952	5,108	(1,156)	8,795	11,309	(2,514)
Impairment charges	456	—	456	1,023	—	1,023
Acquisition expenses	39	272	(233)	642	1,401	(759)
	53,795	53,365	430	107,903	111,889	(3,986)
Operating Income	55,872	45,421	10,451	100,514	88,047	12,467
Other Income and Expenses
Equity in earnings of equity method investments in real estate	4,488	10,042	(5,554)	7,703	7,178	525
Other income and (expenses)	4,204	170	4,034	810	852	(42)
Interest expense	(23,216)	(23,264)	48	(45,241)	(46,593)	1,352
	(14,524)	(13,052)	(1,472)	(36,728)	(38,563)	1,835
Income before income taxes and gain on sale of real estate	41,348	32,369	8,979	63,786	49,484	14,302
Provision for income taxes	(1,973)	(2,671)	698	(2,764)	(3,309)	545
Income before gain on sale of real estate	39,375	29,698	9,677	61,022	46,175	14,847
Gain on sale of real estate, net of tax	—	12,548	(12,548)	2,197	12,548	(10,351)
Net Income	39,375	42,246	(2,871)	63,219	58,723	4,496
Net income attributable to noncontrolling interests	(10,935)	(7,640)	(3,295)	(20,199)	(15,317)	(4,882)
Net Income Attributable to CPA®:17 – Global	$28,440	$34,606	$(6,166)	$43,020	$43,406	$(386)
MFFO Attributable to CPA®:17 – Global	$53,384	$59,396	$(6,012)	$100,043	$99,896	$147

CPA®:17 – Global 6/30/2015 10-Q – 37

Lease Composition and Leasing Activities

As of June 30, 2015, approximately 51.1% of our net leases, based on consolidated ABR, provide for adjustments based on formulas indexed to changes in the CPI, or similar indices for the jurisdiction in which the property is located, some of which have caps and/or floors. In addition, 48.2% of our net leases on that same basis have fixed rent adjustments, for which consolidated ABR is scheduled to increase by an average of 2.0% in the next 12 months. We own international investments and, therefore, lease revenues from these investments are subject to exchange rate fluctuations in various foreign currencies, primarily the euro.

The following discussion presents a summary of rents on existing properties arising from leases with new tenants, or second generation leases, and renewed leases with existing tenants for the three months ended June 30, 2015 and, therefore, does not include new acquisitions for our portfolio during that period. For a discussion about our leasing activities for the prior periods presented in this Report, please see our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2015 and June 30, 2014, as filed with the SEC on May 15, 2015 and August 7, 2014, respectively.

During the three months ended June 30, 2015, we signed four leases totaling 53,798 square feet of leased space. Of these leases, one was with a new tenant and three were lease extensions with existing tenants. The average new rent for these leases is $14.82 per square foot and the average former rent was $15.68 per square foot. We provided a tenant improvement allowance of $0.2 million on one of these leases.

CPA®:17 – Global 6/30/2015 10-Q – 38

Property Level Contribution

Property level contribution includes lease and operating property revenues, less property expenses and depreciation and amortization. When a property is leased on a net-lease basis, reimbursable tenant costs are recorded as both income and property expense and, therefore, have no impact on the property level contribution. The following table presents the property level contribution for our consolidated leased and operating properties, as well as a reconciliation to our net operating income (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
Existing Net-Leased Properties
Lease revenues	$75,494	$76,956	$(1,462)	$149,339	$153,285	$(3,946)
Depreciation and amortization	(20,699)	(21,218)	519	(40,926)	(42,349)	1,423
Property expenses	(3,682)	(3,143)	(539)	(6,601)	(6,189)	(412)
Property level contribution	51,113	52,595	(1,482)	101,812	104,747	(2,935)
Recently Acquired Net-Leased Properties
Lease revenues	4,130	690	3,440	7,142	1,005	6,137
Depreciation and amortization	(2,546)	(833)	(1,713)	(4,625)	(1,312)	(3,313)
Property expenses	(71)	(27)	(44)	(159)	(27)	(132)
Property level contribution	1,513	(170)	1,683	2,358	(334)	2,692
Operating Properties
Revenues	12,231	11,344	887	24,069	21,992	2,077
Property expenses	(4,882)	(4,758)	(124)	(9,739)	(9,490)	(249)
Depreciation and amortization	(3,021)	(3,461)	440	(6,279)	(7,058)	779
Property level contribution	4,328	3,125	1,203	8,051	5,444	2,607
Property Sold
Revenues	—	2,229	(2,229)	—	7,915	(7,915)
Property expenses	—	(1,860)	1,860	—	(6,555)	6,555
Depreciation and amortization	—	(104)	104	—	(737)	737
Property level contribution	—	265	(265)	—	623	(623)
Total Property Level Contribution
Lease revenues	79,624	77,646	1,978	156,481	154,290	2,191
Property expenses	(3,753)	(3,170)	(583)	(6,760)	(6,216)	(544)
Operating property revenues	12,231	13,573	(1,342)	24,069	29,907	(5,838)
Operating property expenses	(4,882)	(6,618)	1,736	(9,739)	(16,045)	6,306
Depreciation and amortization	(26,266)	(25,616)	(650)	(51,830)	(51,456)	(374)
Property Level Contribution	56,954	55,815	1,139	112,221	110,480	1,741
Add other income:
Interest income and other	10,685	1,832	8,853	13,235	3,742	9,493
Less other expenses:
Asset management fees	(7,320)	(6,846)	(474)	(14,482)	(13,465)	(1,017)
General and administrative	(3,952)	(5,108)	1,156	(8,795)	(11,309)	2,514
Impairment charges	(456)	—	(456)	(1,023)	—	(1,023)
Acquisition expenses	(39)	(272)	233	(642)	(1,401)	759
Operating Income	$55,872	$45,421	$10,451	$100,514	$88,047	$12,467

CPA®:17 – Global 6/30/2015 10-Q – 39

Existing Net-Leased Properties

Existing net-leased properties are those we acquired or placed into service prior to January 1, 2014. At June 30, 2015, we had 219 existing net-leased properties.

For the three and six months ended June 30, 2015, compared to the same periods in 2014, property level contribution for existing net-leased properties decreased by $1.5 million and $2.9 million, respectively, primarily as a result of the strengthening of the U.S. dollar relative to foreign currencies.

Recently Acquired Net-Leased Properties

Recently acquired net-leased properties are those that we acquired or placed into service subsequent to December 31, 2013.

For the three and six months ended June 30, 2015, compared to the same periods in 2014, property level contribution from recently acquired net-leased properties increased by $1.7 million and $2.7 million, respectively, primarily as a result of 15 properties acquired or placed into service after June 30, 2014.

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

For the three and six months ended June 30, 2015, compared to the same periods in 2014, property level contribution from operating properties increased by $1.2 million and $2.6 million, respectively, primarily due to an increase in the occupancy rate for our self-storage properties.

Property Sold

In April 2014, we sold a hotel that was previously classified as an operating property in the consolidated financial statements (Note 5). For the three and six months ended June 30, 2014, property level contribution from that hotel was $0.3 million and $0.6 million, respectively.

Other Revenues and Expenses

Interest Income and Other

Interest income and other primarily consists of interest earned on our loans receivable and CMBS investments.

For the three and six months ended June 30, 2015, compared to the same periods in 2014, interest income and other increased by $8.9 million and $9.5 million, respectively, primarily due to proceeds of $6.3 million from a bankruptcy settlement claim with a former tenant received during the second quarter of 2015. Additionally, we received interest income totaling $2.4 million and $3.2 million during the three and six months ended June 30, 2015, respectively, from the loans receivable that we funded during the six months ended June 30, 2015 (Note 6).

Property Expenses — Asset Management Fees

For the three and six months ended June 30, 2015, compared to the same periods in 2014, asset management fees increased by $0.5 million and $1.0 million, respectively, as a result of investments acquired since June 30, 2014 and an increase in the estimated fair value of our real estate, both of which increased the asset base from which our advisor earns a fee.

CPA®:17 – Global 6/30/2015 10-Q – 40

General and Administrative

For the three and six months ended June 30, 2015, compared to the same periods in 2014, general and administrative expenses decreased by $1.2 million and $2.5 million, respectively, primarily due to a decrease in professional expenses of $0.7 million and $1.8 million, respectively, and decrease in office expenses of $0.2 million and $0.4 million, respectively. Professional fees include legal, accounting, and investor-related expenses incurred in the normal course of business.

Impairment Charges

During the three and six months ended June 30, 2015, we incurred other-than-temporary impairment charges of $0.5 million and $1.0 million, respectively, on two of our CMBS tranches to reduce their carrying values to their estimated fair values as a result of non-performance (Note 9). At June 30, 2015, the carrying value of our CMBS was $2.4 million in aggregate.

Acquisition Expenses

Acquisition expenses represent direct costs incurred to acquire properties in transactions that are accounted for as business combinations, whereby such costs are required to be expensed as incurred (Note 5).

For the three and six months ended June 30, 2015, compared to the same periods in 2014, acquisition expenses decreased by $0.2 million and $0.8 million, respectively, primarily due to a decrease in the number of business combinations we entered into during the three and six months ended June 30, 2015, compared to the same periods in 2014.

Equity in Earnings of Equity Method Investments in Real Estate

Equity in earnings of equity method investments in real estate is recognized in accordance with each respective investment agreement and, where applicable, based upon an allocation of the investment’s net assets at book value as if the investment were hypothetically liquidated at the end of each reporting period.

For the three months ended June 30, 2015, compared to the same period in 2014, equity in earnings of equity method investments in real estate decreased by $5.6 million, primarily due to capital contributions from our partners to partially fund cumulative losses that had previously been recognized by the jointly-owned investment. Such capital contributions resulted in income attributable to us of $6.5 million based upon the hypothetical liquidation at book value method of accounting during the three months ended June 30, 2014.

Other Income and (Expenses)

Other income and (expenses) primarily consists of gains and losses on foreign currency transactions, derivative instruments, and extinguishment of debt. We and certain of our foreign consolidated subsidiaries have intercompany debt or advances that are not denominated in the functional currency of those subsidiaries. When the intercompany debt or accrued interest thereon is remeasured against the functional currency of the respective subsidiaries, an unrealized gain or loss on foreign currency translation may result. We also recognize gains or losses on foreign currency transactions when we repatriate cash from our foreign investments. In addition, we have certain derivative instruments, including common stock warrants and foreign currency contracts, that are not designated as hedges for accounting purposes, for which realized and unrealized gains and losses are included in earnings. The timing and amount of such gains or losses cannot always be estimated and are subject to fluctuation.

For the three months ended June 30, 2015, we recognized net other income of $4.2 million, which was primarily comprised of realized and unrealized foreign currency transaction gains related to our international investments of $2.3 million, gains recognized on derivatives of $1.6 million, and interest income received on our cash balances held with financial institutions of $0.4 million, partially offset by a loss recognized on the extinguishment of debt of $0.3 million related to the prepayment of a non-recourse mortgage loan during the three and six months ended June 30, 2015 (Note 11).

For the three months ended June 30, 2014, we recognized net other expenses of $0.2 million, which was primarily comprised of realized and unrealized foreign currency transaction losses related to our international investments of $0.6 million, partially offset by interest income received on our cash balances held with financial institutions of $0.4 million and gains recognized on derivatives of $0.1 million.

CPA®:17 – Global 6/30/2015 10-Q – 41

For the six months ended June 30, 2015, we recognized net other income of $0.8 million, which was primarily comprised of gains recognized on derivatives of $4.7 million and interest income received on our cash balances held with financial institutions of $0.6 million, partially offset by realized and unrealized foreign currency transaction losses related to our international investments of $4.4 million and a loss recognized on the extinguishment of debt of $0.3 million related to the prepayment of a non-recourse mortgage loan during the three and six months ended June 30, 2015 (Note 11).

For the six months ended June 30, 2014, we recognized net other income of $0.9 million, which was primarily comprised of interest income received on our cash balances held with financial institutions of $0.7 million and realized and unrealized foreign currency transaction gains related to our international investments of $0.3 million, partially offset by losses recognized on derivatives of $0.2 million.

Gain on Sale of Real Estate, Net of Tax

During the six months ended June 30, 2015, we recognized a deferred gain on sale of real estate, net of tax of $2.2 million as a result of the sale of a hotel, which occurred in the prior year period (Note 5). During the three and six months ended June 30, 2014, we recognized a gain on sale of real estate, net of tax of $12.4 million as a result of the sale of the hotel.

Net Income Attributable to Noncontrolling Interests

For the three and six months ended June 30, 2015, compared to the same periods in 2014, net income attributable to noncontrolling interests increased by $3.3 million and $4.9 million, respectively, primarily due to increases of $1.2 million and $2.6 million, respectively, in the Available Cash Distributions paid to our advisor as a result of our investment activity since June 30, 2014. Additionally, our affiliate’s share of proceeds from a bankruptcy settlement claim with a former tenant received during the second quarter of 2015 was $2.1 million.

Net Income Attributable to CPA®:17 – Global

For the three and six months ended June 30, 2015, compared to the same periods in 2014, the resulting net income attributable to CPA®:17 – Global decreased by $6.2 million and $0.4 million, respectively.

Modified Funds from Operations

MFFO is a non-GAAP measure that we use to evaluate our business. For a definition of MFFO and reconciliation to net income attributable to CPA®:17 – Global, see Supplemental Financial Measures below.

For the three months ended June 30, 2015, compared to the same period in 2014, MFFO decreased by $6.0 million, primarily as a result of a gain on sale of real estate, net of tax recognized during the prior year period. This decrease was partially offset by revenues received from investments acquired after June 30, 2014 and proceeds from a bankruptcy settlement claim with a former tenant received during the second quarter of 2015.

Financial Condition

Sources and Uses of Cash During the Period

We expect to continue to invest in a diversified portfolio of income-producing commercial properties and other real estate-related assets. We use the cash flow generated from our investments primarily to meet our operating expenses, service debt, and fund distributions to our stockholders. Our cash flows fluctuate from period to period due to a number of factors, which may include, among other things, the timing of purchases and sales of real estate, the timing of the receipt of the proceeds from, and the repayment of, non-recourse mortgage loans and the receipt of lease revenues, whether our advisor receives fees in shares of our common stock or cash, the timing and characterization of distributions received from equity investments in real estate, the timing of payments of the Available Cash Distribution to our advisor, and changes in foreign currency exchange rates. Despite these fluctuations, we believe our net leases and other real estate-related assets will generate sufficient cash from operations and from equity distributions in excess of equity income in real estate to meet our normal recurring short-term and long-term liquidity needs. We may also use existing cash resources, the proceeds of non-recourse mortgage loans, and the issuance of additional equity securities to meet these needs. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the period are described below.

CPA®:17 – Global 6/30/2015 10-Q – 42

Operating Activities — Net cash provided by operating activities increased by $12.6 million during the six months ended June 30, 2015 as compared to the same period in 2014, primarily reflecting the impact of investments acquired after June 30, 2014, proceeds from a bankruptcy settlement claim with a former tenant received during the second quarter of 2015, and our share of acquisition expenses recorded by a jointly-owned investment during the six months ended June 30, 2014.

Investing Activities — Our investing activities are generally comprised of real estate-related transactions (purchases and sales), payment of deferred acquisition fees to our advisor related to asset acquisitions, and capitalized property-related costs.

During the six months ended June 30, 2015, we used $173.4 million to acquire three real estate investments and invest in capital expenditures for owned real estate, and $14.8 million to fund construction costs on build-to-suit projects (Note 5). We used $42.6 million to fund two loans receivable (Note 6). We contributed $30.8 million to jointly-owned investments, including $9.1 million to acquire a follow-on equity interest in an existing investment (Note 7). We received $13.2 million as a return of capital from our equity investments in real estate. We paid value added taxes totaling $15.7 million in connection with several international investments and recovered $14.9 million of value added taxes during the six months ended June 30, 2015, including amounts paid in prior years. Payments of deferred acquisition fees to our advisor totaled $4.4 million (Note 4). We also had cash inflows of $2.0 million related to the change in restricted cash.

Financing Activities — During the six months ended June 30, 2015, we paid distributions related to the fourth quarter of 2014 and the first quarter of 2015 totaling $107.3 million to our stockholders, which were comprised of cash distributions of $55.6 million and distributions that were reinvested in shares of our common stock by stockholders through our distribution reinvestment and stock purchase plan of $51.7 million. We received $101.9 million in proceeds from mortgage financings related to new and existing investments (Note 11). We made scheduled and unscheduled mortgage principal installments totaling $36.1 million, and received a contribution of $8.6 million from an affiliate which holds noncontrolling interests in various entities with us to prepay a mortgage loan (Note 11). We also paid distributions of $16.9 million to affiliates that hold noncontrolling interests in various investments jointly-owned with us.

Distributions

Our objectives are to generate sufficient cash flow over time to provide our stockholders with distributions and to seek investments with potential for capital appreciation throughout varying economic cycles. During the six months ended June 30, 2015, we declared distributions to our stockholders totaling $108.1 million, which were comprised of $56.2 million of cash distributions and $51.9 million of distributions reinvested by stockholders through our distribution reinvestment and stock purchase plan. We funded all of these distributions from Net cash provided by operating activities. Since inception, we have funded 95% of our cumulative distributions from Net cash provided by operating activities, with the remainder being funded primarily from proceeds of our public offerings. In determining our distribution policy during the periods in which we are investing capital, we place primary emphasis on projections of cash flow from operations, together with cash distributions from our unconsolidated investments, rather than on historical results of operations (though these and other factors may be a part of our consideration). In setting a distribution rate, we thus focus primarily on expected returns from those investments we have already made, as well as our anticipated rate of return from future investments, to assess the sustainability of a particular distribution rate over time.

Redemptions

We maintain a quarterly redemption program pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from stockholders seeking liquidity. During the six months ended June 30, 2015, we received requests to redeem 1,575,482 shares of our common stock pursuant to our redemption plan, all of which were redeemed during the second quarter of 2015, which included redemption requests for 453,892 shares received in the first quarter that were not processed until the second quarter. The weighted-average price per share at which the shares were redeemed was $9.16, which is net of redemptions fees, totaling $14.4 million.

CPA®:17 – Global 6/30/2015 10-Q – 43

Summary of Financing

The table below summarizes our non-recourse debt (dollars in thousands):

	June 30, 2015	December 31, 2014
Carrying Value
Fixed rate	$1,302,941	$1,259,320
Variable rate:
Amount subject to interest rate swaps	420,807	434,202
Floating interest rate mortgage loans	163,839	166,932
Amount of fixed rate debt subject to interest rate reset features	35,988	36,035
	620,634	637,169
	$1,923,575	$1,896,489
Percent of Total Debt
Fixed rate	68%	66%
Variable rate	32%	34%
	100%	100%
Weighted-Average Interest Rate at End of Period
Fixed rate	5.2%	5.3%
Variable rate (a)	4.0%	4.0%
___________

(a)	The impact of our derivative instruments is reflected in the weighted-average interest rates.

Cash Resources

At June 30, 2015, our cash resources consisted primarily of cash and cash equivalents totaling $119.5 million. Of this amount, $61.3 million, at then-current exchange rates, were held in foreign subsidiaries, but we could be subject to restrictions or significant costs should we decide to repatriate these amounts. We also had unleveraged properties that had an aggregate carrying value of $253.4 million at June 30, 2015, although there can be no assurance that we would be able to obtain financing for these properties. In addition, our board of directors and the board of directors of WPC have each approved unsecured loans to us from WPC of up to $75.0 million in the aggregate for the purpose of facilitating acquisitions, with any such loans made solely at the discretion of WPC’s management. We did not borrow any funds from WPC during the six months ended June 30, 2015 nor did we have any amounts outstanding at June 30, 2015. Our cash resources may be used for future investments and can be used for working capital needs, other commitments, and distributions to our stockholders.

Cash Requirements

During the next 12 months, we expect that our cash requirements will include acquiring new investments, funding capital commitments such as build-to-suit projects and ADC Arrangements, paying distributions to our stockholders and to our affiliates that hold noncontrolling interests in entities we control, and making scheduled and unscheduled mortgage loan principal payments, as well as other normal recurring operating expenses. Balloon payments totaling $36.5 million and $16.7 million on our consolidated and unconsolidated mortgage loan obligations, respectively, are also due during the next 12 months. Our advisor is actively seeking to refinance certain of these loans, although there can be no assurance that it will be able to do so on favorable terms, if at all. Capital and other lease commitments totaling $14.3 million are expected to be funded during the next 12 months. We expect to fund future investments, capital commitments, any capital expenditures on existing properties, and scheduled and unscheduled debt payments on our mortgage loans through the use of our cash reserves, cash generated from operations, and proceeds from our distribution reinvestment and stock purchase plan.

CPA®:17 – Global 6/30/2015 10-Q – 44

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements, and other contractual obligations (primarily our capital commitments and lease obligations) at June 30, 2015 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Non-recourse debt — principal (a)	$1,926,170	$63,879	$708,644	$79,220	$1,074,427
Deferred acquisition fees — principal	7,891	4,407	3,484	—	—
Interest on borrowings and deferred acquisition fees	481,048	91,158	147,256	114,350	128,284
Capital commitments (b)	11,772	11,442	—	330	—
Operating and other lease commitments (c)	73,309	2,892	6,035	6,174	58,208
Asset retirement obligations, net (d)	23,957	—	—	—	23,957
	$2,524,147	$173,778	$865,419	$200,074	$1,284,876
___________

(a)	Excludes $2.6 million of unamortized discount, net, on two notes, which was included in Non-recourse debt at June 30, 2015.

(b)
Capital commitments include (i) current build-to-suit projects of $6.7 million (Note 5), (ii) capital commitments related to ADC Arrangements of $1.2 million (Note 7), and (iii) $3.9 million related to other construction commitments.

(c)
Operating commitments consist of rental obligations under ground leases. Other lease commitments consist of our share of future rents payable for the purpose of leasing office space pursuant to the advisory agreement. Amounts are allocated among WPC, the CPA® REITs, CWI, and CWI 2 (Note 4).

(d)
Represents the amount of future obligations estimated for the removal of asbestos and environmental waste in connection with several of our acquisitions, payable upon the retirement or sale of the assets.

Amounts in the table above that relate to our foreign operations are based on the exchange rate of the local currencies at June 30, 2015, which consisted primarily of the euro. At June 30, 2015, we had no material capital lease obligations for which we were the lessee, either individually or in the aggregate.

Equity Method Investments

We have interests in unconsolidated investments that primarily own single-tenant properties net leased to companies. The underlying investments are jointly-owned with our affiliates and with third parties. At June 30, 2015, on a combined basis, these investments had total assets of approximately $1.7 billion and third-party non-recourse mortgage debt of $963.4 million. At that date, our pro rata share of the aggregate debt for these investments was $393.6 million. In addition, we have a limited liability interest, with a carrying value of $41.1 million as of June 30, 2015, in a company that owns an interest in a cold storage operator. Cash requirements with respect to our share of these debt obligations are discussed above under Cash Requirements.

CPA®:17 – Global 6/30/2015 10-Q – 45

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

CPA®:17 – Global 6/30/2015 10-Q – 46

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

CPA®:17 – Global 6/30/2015 10-Q – 47

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

CPA®:17 – Global 6/30/2015 10-Q – 48

FFO and MFFO were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014 (a)	2015	2014 (a)
Net income attributable to CPA®:17 – Global	$28,440	$34,606	$43,020	$43,406
Adjustments:
Depreciation and amortization of real property	26,208	24,874	51,718	49,986
Gain on sale of real estate	—	(3,461)	(2,197)	(3,461)
Proportionate share of adjustments to equity in net income of partially-owned entities to arrive at FFO:
Depreciation and amortization of real property	6,960	6,786	15,540	12,642
Proportionate share of adjustments for noncontrolling interests to arrive at FFO	(148)	(167)	(286)	(334)
Total adjustments	33,020	28,032	64,775	58,833
FFO attributable to CPA®:17 – Global — as defined by NAREIT	61,460	62,638	107,795	102,239
Adjustments:
Straight-line and other rent adjustments (b)	(4,988)	(4,827)	(10,091)	(9,806)
Unrealized (gains) losses on foreign currency, derivatives, and other	(2,938)	98	3,881	(391)
Realized (gains) losses on foreign currency, derivatives and other	(921)	659	(4,090)	793
Impairment charges (c)	456	—	1,023	—
Above- and below-market rent intangible lease amortization, net (d)	(327)	(79)	(693)	(145)
Loss on extinguishment of debt	270	—	270	270
Amortization of premiums (accretion of discounts) on debt investments, net	156	(160)	81	(290)
Acquisition expenses (e)	39	956	642	2,764
Unrealized gains on mark-to-market adjustments	—	(81)	—	(129)
Proportionate share of adjustments to equity in net income of partially-owned entities to arrive at MFFO:
Realized losses (gains) on foreign currency, derivatives, and other	196	(27)	297	5
Amortization of premiums on debt investments, net	95	—	189	—
Straight-line and other rent adjustments (b)	(68)	(117)	(141)	(337)
Acquisition expenses (e)	(49)	67	335	4,172
Above- and below-market rent intangible lease amortization, net (d)	(5)	205	371	607
Unrealized losses on mark-to-market adjustments	—	74	—	112
Unrealized losses on foreign currency, derivatives, and other	—	1	—	1
Proportionate share of adjustments for noncontrolling interests to arrive at MFFO	8	(11)	174	31
Total adjustments	(8,076)	(3,242)	(7,752)	(2,343)
MFFO attributable to CPA®:17 – Global	$53,384	$59,396	$100,043	$99,896
___________

(a)
In the course of preparing our 2014 consolidated financial statements, we discovered an error related to our accounting for a subsidiary’s functional currency. We corrected this error, and other errors previously recorded as out-of-period adjustments, and revised our consolidated financial statements for all prior periods impacted. Accordingly, our financial results for the prior periods presented herein have been revised for the correction of such errors (Note 2). The correction of errors resulted in decreases to Net income attributable to CPA®:17 – Global of $1.7 million, FFO of $1.7 million, and

CPA®:17 – Global 6/30/2015 10-Q – 49

MFFO of $0.9 million for the three months ended June 30, 2014, and decreases to Net income attributable to CPA®:17 – Global of $1.5 million, FFO of $1.5 million, and MFFO of $0.5 million for the six months ended June 30, 2014.

(b)
Under GAAP, rental receipts are allocated to periods using an accrual basis. This may result in timing of income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), management believes that MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, provides insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

(c)
Impairment charges were incurred on our CMBS portfolio and are considered non-real estate impairments. As such, these impairment charges were not included in our computation of FFO, as defined by NAREIT, but are included as an adjustment in arriving at MFFO because these charges are not directly related or attributable to our operations.

(d)
Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that, by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.

(e)
Prior to the first quarter of 2015, includes Acquisition expenses and amortization of deferred acquisition fees. Amortization of deferred acquisition fees totaled $0.7 million and $1.5 million for the three and six months ended June 30, 2015, respectively, and is included in depreciation and amortization of real property. In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs and amortization of deferred acquisition fees, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income, a performance measure under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to stockholders, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property.

CPA®:17 – Global 6/30/2015 10-Q – 50

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, and equity prices. The primary risks to which we are exposed are interest rate risk and foreign currency exchange risk; we are also exposed to further market risk as a result of concentrations of tenants in certain industries and/or geographic regions. Adverse market factors can affect the ability of tenants in a particular industry/region to meet their respective lease obligations. In order to manage this risk, we view our collective tenant roster as a portfolio, and our advisor attempts to diversify our portfolio through its investment decisions so that we are not overexposed to a particular industry or geographic region.

Generally, we do not use derivative instruments to hedge credit/market risks or for speculative purposes. However, from time to time, we may enter into foreign currency forward contracts to hedge our foreign currency cash flow exposures.

Interest Rate Risk

The values of our real estate, related fixed-rate debt obligations, and our loans receivable investments are subject to fluctuations based on changes in interest rates. The value of our real estate is also subject to fluctuations based on local and regional economic conditions and changes in the creditworthiness of lessees, all of which may affect our ability to refinance property-level mortgage debt when balloon payments are scheduled, if we do not choose to repay the debt when due. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions, and other factors beyond our control. An increase in interest rates would likely cause the fair value of our owned assets to decrease. Increases in interest rates may also have an impact on the credit profile of certain tenants.

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we have historically attempted to obtain non-recourse mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our joint investment partners have obtained, and may in the future obtain, variable-rate, non-recourse mortgage loans, and as a result, we have entered into, and may continue to enter into, interest rate swap agreements or interest rate cap agreements with lenders. Interest rate swap agreements effectively convert the variable-rate debt service obligations of a loan to a fixed rate, while interest rate cap agreements limit the underlying interest rate from exceeding a specified strike rate. Interest rate swaps are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flows over a specific period, and interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments that, where applicable, are designated as cash flow hedges on the forecasted interest payments on the debt obligation. The face amount on which the swaps or caps are based is not exchanged. Our objective in using these derivatives is to limit our exposure to interest rate movements. At June 30, 2015, we estimated that the total fair value of our interest rate swaps, which are included in Other assets, net and Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was in a net liability position of $11.6 million (Note 10).

At June 30, 2015, all of our debt either bore interest at fixed rates, bore interest at floating rates, was swapped to a fixed rate, or bore interest at fixed rates that were scheduled to convert to then-prevailing market fixed rates at certain future points during their term. The annual interest rates on our fixed-rate debt at June 30, 2015 ranged from 2.0% to 7.5%. The contractual annual interest rates on our variable-rate debt at June 30, 2015 ranged from 2.8% to 6.1%. Our debt obligations are more fully described under Financial Condition – Summary of Financing in Item 2 above. The following table presents principal cash outflows for the remainder of 2015, each of the next four calendar years following December 31, 2015, and thereafter, based upon expected maturity dates of our debt obligations outstanding at June 30, 2015 (in thousands):

	2015 (Remainder)	2016	2017	2018	2019	Thereafter	Total	Fair value
Fixed-rate debt (a)	$46,011	$46,305	$178,501	$26,759	$37,538	$966,990	$1,302,104	$1,347,848
Variable-rate debt (a)	$3,159	$188,153	$167,218	$127,340	$2,054	$136,142	$624,066	$622,731
__________

(a)	Amounts are based on the exchange rate at June 30, 2015, as applicable.

The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates, or has effectively been converted to a fixed rate through the use of interest rate swaps, is affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at June 30, 2015 by an aggregate

CPA®:17 – Global 6/30/2015 10-Q – 51

increase of $66.2 million or an aggregate decrease of $80.2 million, respectively. Annual interest expense on our unhedged variable-rate debt that does not bear interest at fixed rates at June 30, 2015 would increase or decrease by $1.6 million for each respective 1% change in annual interest rates.

As more fully described under Financial Condition – Summary of Financing in Item 2 above, our variable-rate debt in the table above bore interest at fixed rates at June 30, 2015, but has interest rate reset features that will change the fixed interest rates to then-prevailing market fixed rates at certain points during their term. This debt is generally not subject to short-term fluctuations in interest rates.

Foreign Currency Exchange Rate Risk

We own investments in Europe and Asia, and as a result, are subject to risk from the effects of exchange rate movements primarily in the euro and, to a lesser extent, the British pound sterling, the Japanese yen, the Norwegian krone, and the Indian rupee, which may affect future costs and cash flows. Although all of our foreign investments through the second quarter of 2015 were conducted in these currencies, we may conduct business in other currencies in the future. We manage foreign currency exchange rate movements by generally placing both our debt service obligation to the lender and the tenant’s rental obligation to us in the same currency. This reduces our overall exposure to the actual equity that we have invested and the equity portion of our cash flow. In addition, we may use currency hedging to further reduce the exposure to our equity cash flow. We are generally a net receiver of these currencies (we receive more cash than we pay out), therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar, relative to the foreign currency.

We obtain mortgage financing in local currencies. To the extent that currency fluctuations increase or decrease rental revenues, as translated to U.S. dollars, the change in debt service, as translated to U.S. dollars, will partially offset the effect of fluctuations in revenue and mitigate the risk from changes in foreign currency exchange rates.

Scheduled future minimum rents, exclusive of renewals, under non-cancelable operating leases, for our consolidated foreign operations as of June 30, 2015, during the remainder of 2015, each of the next four calendar years following December 31, 2015, and thereafter, are as follows (in thousands):

Lease Revenues (a)	2015 (Remainder)	2016	2017	2018	2019	Thereafter	Total
Euro (c)	$47,574	$95,173	$94,913	$94,913	$94,913	$873,335	$1,300,821
British pound sterling (d)	3,060	6,086	6,069	6,069	6,069	66,773	94,126
Japanese yen (e)	1,220	2,479	2,490	2,490	2,490	5,585	16,754
	$51,854	$103,738	$103,472	$103,472	$103,472	$945,693	$1,411,701

Scheduled debt service payments (principal and interest) for mortgage notes payable for our consolidated foreign operations as of June 30, 2015, during the remainder of 2015, each of the next four calendar years following December 31, 2015, and thereafter, are as follows (in thousands):

Debt Service (a) (b)	2015 (Remainder)	2016	2017	2018	2019	Thereafter	Total
Euro (c)	$49,776	$217,500	$127,441	$17,803	$5,448	$84,773	$502,741
British pound sterling (d)	949	15,093	1,574	1,534	14,236	—	33,386
Japanese yen (e)	214	426	21,700	—	—	—	22,340
	$50,939	$233,019	$150,715	$19,337	$19,684	$84,773	$558,467
___________

(a)
Amounts are based on the applicable exchange rates at June 30, 2015. Contractual rents and debt obligations are denominated in the functional currency of the country of each property. Our foreign operations denominated in the Norwegian krone and Indian rupee are related to an unconsolidated jointly-owned investment and a foreign debenture, respectively, and are excluded from the amounts in the tables.

(b)	Interest on unhedged variable-rate debt obligations was calculated using the applicable annual interest rates and balances outstanding at June 30, 2015.

(c)
We estimate that, for a 1% increase or decrease in the exchange rate between the euro and the U.S. dollar, there would be a corresponding change in the projected estimated property-level cash flow at June 30, 2015 of $8.0 million.

CPA®:17 – Global 6/30/2015 10-Q – 52

(d)
We estimate that, for a 1% increase or decrease in the exchange rate between the British pound sterling and the U.S. dollar, there would be a corresponding change in the projected estimated property-level cash flow at June 30, 2015 of $0.6 million.

(e)
We estimate that, for a 1% increase or decrease in the exchange rate between the Japanese yen and the U.S. dollar, there would be a corresponding change in the projected estimated property-level cash flow at June 30, 2015 of less than $0.1 million.

As a result of scheduled balloon payments on international non-recourse mortgage loans, projected debt service obligations exceed projected lease revenues in 2016 and 2017. In 2016, balloon payments totaling $205.8 million are due on three non-recourse mortgage loans that are collateralized by properties that we own with affiliates. In 2017, balloon payments totaling $134.7 million are due on eight non-recourse mortgage loans that are collateralized by properties that we own with affiliates. We currently anticipate that, by their respective due dates, we will have refinanced certain of these loans, but there can be no assurance that we will be able to do so on favorable terms, if at all. If that has not occurred, we would expect to use our cash resources to make these payments, if necessary.

Concentration of Credit Risk

Concentrations of credit risk arise when a number of tenants are engaged in similar business activities or have similar economic risks or conditions that could cause them to default on their lease obligations to us. We regularly monitor our portfolio to assess potential concentrations of credit risk. While we believe our portfolio is reasonably well diversified, it does contain concentrations in excess of 10%, based on the percentage of our consolidated ABR as of June 30, 2015, in certain areas; however, there were no significant changes to our portfolio concentrations at June 30, 2015 as compared to December 31, 2014.

CPA®:17 – Global 6/30/2015 10-Q – 53

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our disclosure controls and procedures include internal controls and other procedures designed to provide reasonable assurance that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized, and reported within the required time periods specified in the SEC’s rules and forms; and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. It should be noted that no system of controls can provide complete assurance of achieving a company’s objectives and that future events may impact the effectiveness of a system of controls.

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of June 30, 2015 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

CPA®:17 – Global 6/30/2015 10-Q – 54

PART II

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the three months ended June 30, 2015, we issued 374,288 shares of our common stock to our advisor as consideration for asset management fees. These shares were issued at $9.72 per share, which represents our most recently published NAV as approved by our board of directors at the date of issuance. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(a)(2) of the Securities Act of 1933, the shares issued were deemed to be exempt from registration. In acquiring our shares, our advisor represented that such interests were being acquired by it for the purposes of investment and not with a view to the distribution thereof. From inception and through June 30, 2015, we have issued 9,647,643 shares of our common stock to our advisor as aggregate consideration for asset management fees.

Issuer Purchases of Equity Securities

The following table provides information with respect to repurchases of our common stock during the three months ended June 30, 2015:

	Total number of shares purchased (a) (b)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or program (a)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or program (a)
2015 Period
April	453,892	$9.22	N/A	N/A
May	—	—	N/A	N/A
June	1,121,590	9.13	N/A	N/A
Total	1,575,482
___________

(a)
Represents shares of our common stock repurchased under our redemption plan, pursuant to which we may elect to redeem shares at the request of our stockholders subject to certain exceptions, conditions, and limitations. The maximum amount of shares purchasable by us in any period depends on a number of factors and is at the discretion of our board of directors. We generally receive fees in connection with share redemptions.

(b)
The shares purchased in April 2015 represent redemption requests received during the three months ended March 31, 2015. The shares purchased in June 2015 represent redemption requests received during the three months ended June 30, 2015.

CPA®:17 – Global 6/30/2015 10-Q – 55

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

101
The following materials from Corporate Property Associates 17 – Global Incorporated’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2015 and December 31, 2014, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and 2014, (iv) Consolidated Statements of Equity for the six months ended June 30, 2015 and 2014, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, and (vi) Notes to Consolidated Financial Statements.
Filed herewith

CPA®:17 – Global 6/30/2015 10-Q – 56

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corporate Property Associates 17 – Global Incorporated
Date:	August 12, 2015
		By:	/s/ Hisham A. Kader
Hisham A. Kader
Chief Financial Officer
(Principal Financial Officer)

Date:	August 12, 2015
		By:	/s/ Toniann Sanzone
Toniann Sanzone
Chief Accounting Officer
(Principal Accounting Officer)

CPA®:17 – Global 6/30/2015 10-Q – 57

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

101
The following materials from Corporate Property Associates 17 – Global Incorporated’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2015 and December 31, 2014, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and 2014, (iv) Consolidated Statements of Equity for the six months ended June 30, 2015 and 2014, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, and (vi) Notes to Consolidated Financial Statements.
Filed herewith