Form 10-Q
period 2015-09-30
Corporate Property Associates 17 - Global INC
filed 2015-11-06
CIK 1390213

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

or

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

Registrant has 337,773,692 shares of common stock, $0.001 par value, outstanding at November 2, 2015.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, or this Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of Part I of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. You should exercise caution in relying on forward-looking statements, as they involve known and unknown risks, uncertainties, and other factors that may materially affect our future results, performance, achievements, or transactions. Information on factors that could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the Securities and Exchange Commission, or the SEC, including but not limited to those described in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 31, 2015, or the 2014 Annual Report. Except as required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements.

All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements of the registrant in Part I, Item 1. Financial Statements (Unaudited).

CPA®:17 – Global 9/30/2015 10-Q – 1

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	September 30, 2015	December 31, 2014
Assets
Investments in real estate:
Real estate, at cost (inclusive of $139,507 and $144,753, respectively, attributable to variable interest entities, or VIEs)	$2,593,089	$2,396,715
Operating real estate, at cost	274,223	272,859
Accumulated depreciation (inclusive of $12,317 and $9,984, respectively, attributable to VIEs)	(241,259)	(197,695)
Net investments in properties	2,626,053	2,471,879
Real estate under construction	2,273	110,983
Net investments in direct financing leases (inclusive of $246,967 and $245,815, respectively, attributable to VIEs)	496,348	479,425
Net investments in real estate	3,124,674	3,062,287
Equity investments in real estate	526,132	531,000
Cash and cash equivalents (inclusive of $105 and $27, respectively, attributable to VIEs)	94,803	275,719
In-place lease and tenant relationship intangible assets, net (inclusive of $15,672 and $16,348, respectively, attributable to VIEs)	438,403	432,444
Other intangible assets, net	77,164	83,238
Other assets, net (inclusive of $16,126 and $16,536, respectively, attributable to VIEs)	279,150	221,209
Total assets	$4,540,326	$4,605,897
Liabilities and Equity
Liabilities:
Non-recourse debt, net (inclusive of $188,563 and $193,437, respectively, attributable to VIEs)	$1,850,842	$1,896,489
Senior Credit Facility	53,706	—
Accounts payable, accrued expenses and other liabilities (inclusive of $6,968 and $10,109, respectively, attributable to VIEs)	134,798	141,043
Deferred income taxes (inclusive of $0 and $60, respectively, attributable to VIEs)	13,572	12,234
Below-market rent and other intangible liabilities, net (inclusive of $349 and $365, respectively, attributable to VIEs)	100,806	104,722
Due to affiliates	10,350	12,634
Distributions payable	54,434	53,378
Total liabilities	2,218,508	2,220,500
Commitments and contingencies (Note 12)
Equity:
CPA®:17 – Global stockholders’ equity:
Preferred stock, $0.001 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 900,000,000 shares authorized; 346,427,763 and 336,843,388 shares issued, respectively; and 334,976,075 and 328,480,839 shares outstanding, respectively	346	337
Additional paid-in capital	3,123,031	3,033,283
Distributions in excess of accumulated earnings	(667,272)	(567,806)
Accumulated other comprehensive loss	(125,680)	(81,007)
Less: treasury stock at cost, 11,451,688 and 8,362,549 shares, respectively	(106,156)	(77,852)
Total CPA®:17 – Global stockholders’ equity	2,224,269	2,306,955
Noncontrolling interests	97,549	78,442
Total equity	2,321,818	2,385,397
Total liabilities and equity	$4,540,326	$4,605,897

See Notes to Consolidated Financial Statements.

CPA®:17 – Global 9/30/2015 10-Q – 2

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues
Lease revenues:
Rental income	$69,075	$63,998	$198,473	$191,072
Interest income from direct financing leases	14,386	13,674	41,470	40,889
Total lease revenues	83,461	77,672	239,943	231,961
Other real estate income	12,686	11,516	36,755	41,423
Other operating income	7,839	7,389	29,404	20,305
Other interest income	4,216	1,410	10,518	4,234
	108,202	97,987	316,620	297,923
Operating Expenses
Depreciation and amortization	26,844	25,340	78,675	76,796
Property expenses	17,704	15,940	54,042	48,083
General and administrative	4,897	6,544	13,690	17,853
Other real estate expenses	4,808	4,362	14,083	19,942
Acquisition expenses	—	—	643	1,401
Impairment charges	—	127	1,023	127
	54,253	52,313	162,156	164,202
Other Income and Expenses
Equity in (losses) earnings of equity method investments in real estate	(1,078)	2,052	6,625	9,230
Other income and (expenses)	2,108	(2,687)	2,917	(1,835)
Interest expense	(24,104)	(23,695)	(69,346)	(70,288)
	(23,074)	(24,330)	(59,804)	(62,893)
Income before income taxes and gain on sale of real estate	30,875	21,344	94,660	70,828
Provision for income taxes	(1,676)	(2,651)	(4,441)	(5,960)
Income before gain on sale of real estate	29,199	18,693	90,219	64,868
Gain on sale of real estate, net of tax	—	790	2,197	13,338
Net Income	29,199	19,483	92,416	78,206
Net income attributable to noncontrolling interests (inclusive of Available Cash Distributions to a related party of $5,837, $6,111, $17,690, and $15,380, respectively)	(9,147)	(9,193)	(29,345)	(24,510)
Net Income Attributable to CPA®:17 – Global	$20,052	$10,290	$63,071	$53,696
Basic and Diluted Earnings Per Share	$0.06	$0.03	$0.19	$0.17
Basic and Diluted Weighted-Average Shares Outstanding	335,668,313	325,550,047	333,523,528	322,692,768

Distributions Declared Per Share	$0.1625	$0.1625	$0.4875	$0.4875

See Notes to Consolidated Financial Statements.

CPA®:17 – Global 9/30/2015 10-Q – 3

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net Income	$29,199	$19,483	$92,416	$78,206
Other Comprehensive Loss
Foreign currency translation adjustments	(1,100)	(52,023)	(60,990)	(58,093)
Change in net unrealized (loss) gain on derivative instruments	(3,142)	18,844	15,665	14,503
Change in unrealized gain on marketable securities	7	77	21	124
	(4,235)	(33,102)	(45,304)	(43,466)
Comprehensive Income (Loss)	24,964	(13,619)	47,112	34,740

Amounts Attributable to Noncontrolling Interests
Net income	(9,147)	(9,193)	(29,345)	(24,510)
Foreign currency translation adjustments	(103)	905	631	1,002
Change in net unrealized gain on derivative instruments	—	(102)	—	(411)
Comprehensive income attributable to noncontrolling interests	(9,250)	(8,390)	(28,714)	(23,919)
Comprehensive Income (Loss) Attributable to CPA®:17 – Global	$15,714	$(22,009)	$18,398	$10,821

See Notes to Consolidated Financial Statements.

CPA®:17 – Global 9/30/2015 10-Q – 4

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
Nine Months Ended September 30, 2015 and 2014
(in thousands, except share and per share amounts)

	CPA®:17 – Global
	Total Outstanding Shares	Common Stock	Additional Paid-In Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total CPA®:17 – Global Stockholders	Noncontrolling Interests	Total
Balance at January 1, 2015	328,480,839	$337	$3,033,283	$(567,806)	$(81,007)	$(77,852)	$2,306,955	$78,442	$2,385,397
Shares issued, net of offering costs	8,336,464	8	77,672				77,680		77,680
Shares issued to directors	10,288	—	100				100		100
Shares issued to affiliates	1,237,623	1	11,976				11,977		11,977
Contributions from noncontrolling interest							—	15,928	15,928
Distributions declared ($0.4875 per share)				(162,537)			(162,537)		(162,537)
Distributions to noncontrolling interests							—	(25,535)	(25,535)
Net income				63,071			63,071	29,345	92,416
Other comprehensive income (loss):
Foreign currency translation adjustments					(60,359)		(60,359)	(631)	(60,990)
Change in net unrealized gain on derivative instruments					15,665		15,665	—	15,665
Change in unrealized gain on marketable securities					21		21		21
Repurchase of shares	(3,089,139)					(28,304)	(28,304)		(28,304)
Balance at September 30, 2015	334,976,075	$346	$3,123,031	$(667,272)	$(125,680)	$(106,156)	$2,224,269	$97,549	$2,321,818

Balance at January 1, 2014	317,353,899	$323	$2,904,927	$(431,095)	$(13,442)	$(52,477)	$2,408,236	$77,488	2,485,724
Shares issued, net of offering costs	8,293,992	8	76,017				76,025		76,025
Shares issued to affiliates	2,054,771	2	19,715				19,717		19,717
Distributions declared ($0.4875 per share)				(157,485)			(157,485)		(157,485)
Distributions to noncontrolling interests							—	(23,245)	(23,245)
Net income				53,696			53,696	24,510	78,206
Other comprehensive income (loss):
Foreign currency translation adjustments					(57,091)		(57,091)	(1,002)	(58,093)
Change in net unrealized gain on derivative instruments					14,092		14,092	411	14,503
Change in unrealized gain on marketable securities					124		124		124
Repurchase of shares	(1,798,674)					(16,335)	(16,335)		(16,335)
Balance at September 30, 2014	325,903,988	$333	$3,000,659	$(534,884)	$(56,317)	$(68,812)	$2,340,979	$78,162	$2,419,141

See Notes to Consolidated Financial Statements.

CPA®:17 – Global 9/30/2015 10-Q – 5

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash Flows — Operating Activities
Net Cash Provided by Operating Activities	$185,087	$152,785
Cash Flows — Investing Activities
Acquisitions of real estate and direct financing leases, and capital expenditures on owned real estate	(197,075)	(32,210)
Funding of loans receivable	(42,600)	—
Capital contributions to equity investments in real estate	(33,951)	(157,050)
Funding for build-to-suit projects	(21,440)	(61,638)
Value added taxes paid in connection with acquisition of real estate	(21,229)	(4,996)
Return of capital from equity investments in real estate	20,434	75,060
Value added taxes refunded in connection with acquisition of real estate	15,049	1,498
Payment of deferred acquisition fees to an affiliate	(5,894)	(5,467)
Changes in investing restricted cash	5,016	(16,082)
Proceeds from repayment of loans receivable	1,928	—
Deposits for investments	(1,000)	—
Proceeds from sale of real estate	—	68,789
Investment in securities	—	(8,225)
Net Cash Used in Investing Activities	(280,762)	(140,321)
Cash Flows — Financing Activities
Distributions paid	(161,481)	(156,096)
Scheduled payments and prepayments of mortgage principal	(114,867)	(44,630)
Proceeds from Senior Credit Facility	108,451	—
Proceeds from mortgage financing	108,181	81,902
Proceeds from issuance of shares, net of issuance costs	77,681	76,025
Repayments of Senior Credit Facility	(55,000)	—
Purchase of treasury stock	(28,303)	(16,335)
Distributions to noncontrolling interests	(25,535)	(23,245)
Proceeds from notes payable to affiliate	25,000	—
Repayment of notes payable to affiliate	(25,000)	—
Contributions from noncontrolling interest	15,928	—
Payment of financing costs and mortgage deposits, net of deposits refunded	(2,713)	(750)
Changes in financing restricted cash	(1,098)	(3,563)
Net Cash Used in Financing Activities	(78,756)	(86,692)
Change in Cash and Cash Equivalents During the Period
Effect of exchange rate changes on cash	(6,485)	(7,934)
Net decrease in cash and cash equivalents	(180,916)	(82,162)
Cash and cash equivalents, beginning of period	275,719	418,108
Cash and cash equivalents, end of period	$94,803	$335,946

See Notes to Consolidated Financial Statements.

CPA®:17 – Global 9/30/2015 10-Q – 6

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Organization

Corporate Property Associates 17 – Global Incorporated, or CPA®:17 – Global, and, together with its consolidated subsidiaries, we, us, or our, is a publicly-owned, non-listed real estate investment trust, or REIT, that invests primarily in commercial real estate properties leased to companies both domestically and internationally. We were formed in 2007 and are managed by W. P. Carey Inc., or WPC, through one of its subsidiaries, or collectively our advisor. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income and the level of our distributions, among other factors. We earn revenue primarily by leasing the properties we own to single corporate tenants, predominantly on a triple-net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation due to the timing of new lease transactions, lease terminations, lease expirations, contractual rent adjustments, tenant defaults, sales of properties, and changes in foreign currency exchange rates.

Substantially all of our assets and liabilities are held by CPA®:17 Limited Partnership, or the Operating Partnership, and at September 30, 2015, we owned 99.99% of general and limited partnership interests in the Operating Partnership. The remaining interest in the Operating Partnership is held by a subsidiary of WPC.

At September 30, 2015, our portfolio was comprised of full or partial ownership interests in 375 fully-occupied properties, substantially all of which were triple-net leased to 113 tenants, and totaled approximately 40 million square feet. In addition, our portfolio was comprised of full or partial ownership interests in 72 operating properties, including 71 self-storage properties and one hotel property, for an aggregate of approximately 5 million square feet. As opportunities arise, we may also make other types of commercial real estate-related investments.

CPA®:17 – Global 9/30/2015 10-Q – 7

Notes to Consolidated Financial Statements (Unaudited)

Note 2. Revisions of Previously-Issued Financial Statements

In the course of preparing our 2014 consolidated financial statements, we discovered an error related to our accounting for a subsidiary’s functional currency. We corrected this error, and other errors previously recorded as out-of-period adjustments, and revised our consolidated financial statements for all prior periods impacted. Accordingly, our financial results for the three and nine months ended September 30, 2014 and total equity at January 1, 2014 presented herein have been revised for the correction of such errors as follows (in thousands, except share and per share amounts):

Consolidated Statements of Income

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
	As Reported	Revisions	As Revised	As Reported	Revisions	As Revised
Revenues
Total revenues	$97,987	$—	$97,987	$297,923	$—	$297,923
Operating Expenses
Total operating expenses	52,313	—	52,313	164,202	—	164,202
Other Income and Expenses
Equity in earnings of equity method investments in real estate	2,052	—	2,052	9,777	(547)	9,230
Other income and (expenses)	2,203	(4,890)	(2,687)	4,101	(5,936)	(1,835)
Interest expense	(23,695)	—	(23,695)	(70,288)	—	(70,288)
	(19,440)	(4,890)	(24,330)	(56,410)	(6,483)	(62,893)
Income before income taxes and gain on sale of real estate	26,234	(4,890)	21,344	77,311	(6,483)	70,828
Provision for income taxes	(2,651)	—	(2,651)	(6,012)	52	(5,960)
Income before gain on sale of real estate	23,583	(4,890)	18,693	71,299	(6,431)	64,868
Gain on sale of real estate, net of tax	790	—	790	13,338	—	13,338
Net Income	24,373	(4,890)	19,483	84,637	(6,431)	78,206
Net income attributable to noncontrolling interests	(9,193)	—	(9,193)	(24,510)	—	(24,510)
Net Income Attributable to CPA®:17 – Global	$15,180	$(4,890)	$10,290	$60,127	$(6,431)	$53,696
Basic and Diluted Earnings Per Share	$0.05	$(0.02)	$0.03	$0.19	$(0.02)	$0.17
Basic and Diluted Weighted-Average Shares Outstanding	325,550,047		325,550,047	322,692,768		322,692,768

CPA®:17 – Global 9/30/2015 10-Q – 8

Notes to Consolidated Financial Statements (Unaudited)

Consolidated Statements of Comprehensive Income

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
	As Reported	Revisions	As Revised	As Reported	Revisions	As Revised
Net Income	$24,373	$(4,890)	$19,483	$84,637	$(6,431)	$78,206
Other Comprehensive Loss
Foreign currency translation adjustments	(61,105)	9,082	(52,023)	(68,537)	10,444	(58,093)
Change in net unrealized gain on derivative instruments	23,036	(4,192)	18,844	19,013	(4,510)	14,503
Change in unrealized gain on marketable securities	77	—	77	124	—	124
	(37,992)	4,890	(33,102)	(49,400)	5,934	(43,466)
Comprehensive (Loss) Income	(13,619)	—	(13,619)	35,237	(497)	34,740

Amounts Attributable to Noncontrolling Interests
Net income	(9,193)	—	(9,193)	(24,510)	—	(24,510)
Foreign currency translation adjustments	905	—	905	1,002	—	1,002
Change in net unrealized gain on derivative instruments	(102)	—	(102)	(411)	—	(411)
Comprehensive income attributable to noncontrolling interests	(8,390)	—	(8,390)	(23,919)	—	(23,919)
Comprehensive (Loss) Income Attributable to CPA®:17 – Global	$(22,009)	$—	$(22,009)	$11,318	$(497)	$10,821

Consolidated Statement of Equity

	CPA®:17 – Global
Balance at January 1, 2014	Total Outstanding Shares	Common Stock	Additional Paid-In Capital	Distributions in Excess of Accumulated Earnings (a)	Accumulated Other Comprehensive Loss	Treasury Stock	Total CPA®:17 – Global Stockholders	Noncontrolling Interests	Total
As Reported	317,353,899	$323	$2,904,927	$(439,688)	$(5,275)	$(52,477)	$2,407,810	$77,488	$2,485,298
Revisions	—	—	—	8,593	(8,167)	—	426	—	426
As Revised	317,353,899	$323	$2,904,927	$(431,095)	$(13,442)	$(52,477)	$2,408,236	$77,488	$2,485,724
__________

(a)	The amount previously reported also reflects changes to prior period amounts related to the change in accounting for our investment in BG LLH, LLC, as more fully described in Note 3.

Description of the Errors and Revisions

In the fourth quarter of 2014, we identified an error in the consolidated financial statements related to the accounting for foreign currency matters. We identified that one of our consolidated subsidiary’s functional currency had been incorrectly designated as the euro instead of the U.S. dollar since the subsidiary was formed in 2009. As a result, the applicable financial results of this entity were being translated when they should have been remeasured. The correction of this error resulted in the recognition of foreign currency gains within the consolidated statements of income, specifically within Other income and (expenses), instead of as foreign currency translation adjustments within the consolidated statements of comprehensive income. We concluded that these revision adjustments were not material to our financial position or results of operations for 2014 or any of the prior periods and revised the prior period presented herein to reflect the correction of this error. These revision adjustments resulted in a decrease in Other income and (expenses) of $4.9 million and $5.9 million for the three and nine months ended September 30, 2014, respectively. The impact of these revision adjustments on both Distributions in excess of accumulated earnings and Accumulated other comprehensive loss was $8.1 million at January 1, 2014.

CPA®:17 – Global 9/30/2015 10-Q – 9

Notes to Consolidated Financial Statements (Unaudited)

In connection with the error identified above, we also made adjustments to reflect the correction of other out-of-period adjustments identified during 2014, 2013, 2012, and 2011 to record these adjustments in the applicable prior periods. We concluded that none of the following revision adjustments were material to our financial position or results of operations for any of the periods presented:

•
In 2014, we identified a classification error on one of our derivative instruments. Accordingly, we reclassified its associated mark-to-market adjustments during 2014, 2013, and 2012 from Change in net unrealized gain (loss) on derivative instruments to Foreign currency translation adjustments within the consolidated statements of equity and comprehensive income. There was no net impact to Other comprehensive loss or Comprehensive income for the three and nine months ended September 30, 2014. There was no net impact on Total equity at January 1, 2014 related to this reclassification.

•
In the first quarter of 2014, we changed the accounting related to deferred foreign income taxes for one of our equity investments in real estate and we identified an additional tax-paying entity related to another of our equity investments in real estate. In the fourth quarter of 2013, we identified an error in the consolidated financial statements related to accounting for deferred foreign income taxes in connection with the acquisition of 15 properties acquired during 2008 through 2012. These revision adjustments resulted in a decrease in Equity in earnings of equity method investments in real estate of $0.5 million and a decrease in Provision for income taxes of less than $0.1 million for the nine months ended September 30, 2014. The impact of these revision adjustments on Distributions in excess of accumulated earnings and Accumulated other comprehensive loss was $0.5 million and less than $0.1 million, respectively, at January 1, 2014.

Statement of Cash Flows

These revisions resulted in a decrease of Net cash provided by operating activities of $0.5 million and a corresponding decrease of Net cash used in investing activities of $0.5 million in the statement of cash flows for the nine months ended September 30, 2014. These revisions had no impact on Net cash provided by financing activities in the statement of cash flows for the nine months ended September 30, 2014.

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

CPA®:17 – Global 9/30/2015 10-Q – 10

Notes to Consolidated Financial Statements (Unaudited)

At September 30, 2015, we had an investment in a tenancy-in-common interest in various underlying international properties. Consolidation of this investment is not required as such interest does not qualify as a VIE and does not meet the control requirement required for consolidation. Accordingly, we account for this investment using the equity method of accounting. We use the equity method of accounting because the shared decision-making involved in a tenancy-in-common interest investment provides us with significant influence on the operating and financial decisions of this investment.

At September 30, 2015, we consolidated eight VIEs. We apply accounting guidance for consolidation of VIEs to certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Fixed price purchase and renewal options within a lease, as well as certain decision-making rights within a loan, can cause us to consider an entity a VIE.

We previously determined that the developer entity of our consolidated Agrokor d.d. build-to-suit investment, referred to as Agrokor 4, was a VIE and that we were its primary beneficiary. During the nine months ended September 30, 2015, in connection with the completion of the build-to-suit project, we acquired the shares of the developer entity and it is no longer a VIE.

Additionally, we own interests in single-tenant, net-leased properties leased to companies through noncontrolling interests in partnerships and limited liability companies that we do not control, but over which we exercise significant influence. We account for these investments under the equity method of accounting. At times, the carrying value of our equity investments may fall below zero for certain investments. We intend to fund our share of the investments’ future operating deficits should the need arise. However, we have no legal obligation to pay for any of the liabilities of such investments nor do we have any legal obligation to fund operating deficits. At September 30, 2015, six of our equity investments were VIEs, and none had carrying values below zero.

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

Recent Accounting Requirements

The following Accounting Standards Updates, or ASUs, promulgated by the Financial Accounting Standards Board are applicable to us:

ASU 2015-16, Business Combinations (Topic 805) — ASU 2015-16 requires that an acquirer recognize adjustments identified during the business combination measurement period in the reporting period in which the adjustment amounts are determined. The effects on earnings due to changes in depreciation, amortization, or other income effects as a result of the change are also recognized in the same period’s financial statements. ASU 2015-16 also requires that acquirers present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings that would have been recorded in previous reporting periods if the adjustment had been recognized as of the acquisition date. ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, early adoption is permitted, and prospective application is required for adjustments that are identified after the effective date of this update. We elected to early adopt ASU 2015-16 and implemented the standard prospectively beginning July 1, 2015. The adoption did not have a material impact on our financial statements.

CPA®:17 – Global 9/30/2015 10-Q – 11

Notes to Consolidated Financial Statements (Unaudited)

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

ASU 2014-09, Revenue from Contracts with Customers (Topic 606) — ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 does not apply to our lease revenues, but will apply to reimbursed tenant costs and revenues generated from our operating properties. Additionally, this guidance modifies disclosures regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the Financial Accounting Standards Board issued ASU 2015-14, which defers the effective date of ASU 2014-09 for all entities by one year, until years beginning in 2018, with early adoption permitted but not before 2017, the original public company effective date. We are currently evaluating the impact of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard.

Note 4. Agreements and Transactions with Related Parties

Transactions with Our Advisor

We have an advisory agreement with our advisor whereby our advisor performs certain services for us under a fee arrangement, including the identification, evaluation, negotiation, purchase, and disposition of real estate and related assets and mortgage loans; day-to-day management; and the performance of certain administrative duties. The current advisory agreement will expire on December 31, 2015 and is scheduled to renew annually thereafter with our approval. We also have certain agreements with affiliates regarding jointly-owned investments. In addition, we reimburse our advisor for general and administrative duties performed on our behalf.

The following tables present a summary of fees we paid, expenses we reimbursed, and distributions we made to our advisor and other affiliates in accordance with the advisory agreement and the operating partnership agreement (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Amounts Included in the Consolidated Statements of Income
Asset management fees	$7,422	$6,468	$21,864	$19,934
Available Cash Distributions	5,837	6,111	17,690	15,380
Personnel and overhead reimbursements	3,086	3,206	9,238	9,529
Interest expense on deferred acquisition fees and loan from affiliate	113	121	246	401
Acquisition expenses	—	—	430	1,191
	$16,458	$15,906	$49,468	$46,435
Acquisition Fees Capitalized
Current acquisition fees	$563	$307	$5,500	$1,662
Deferred acquisition fees	450	247	4,182	937
	$1,013	$554	$9,682	$2,599

CPA®:17 – Global 9/30/2015 10-Q – 12

Notes to Consolidated Financial Statements (Unaudited)

The following table presents a summary of amounts included in Due to affiliates in the consolidated financial statements (in thousands):

	September 30, 2015	December 31, 2014
Due to Affiliates
Deferred acquisition fees, including interest	$4,604	$9,394
Reimbursable costs	3,107	228
Asset management fees payable	2,475	2,283
Accounts payable	157	527
Current acquisition fees	7	—
Subordinated disposition fees	—	202
	$10,350	$12,634

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

Asset Management Fees and Available Cash Distribution

As defined in the advisory agreement, we pay our advisor asset management fees that vary based on the nature of the underlying investment. We pay 0.5% per annum of average market value for long-term net leases and certain other types of real estate investments, and 1.5% to 1.75% per annum of average equity value for certain types of securities. For 2014, the asset management fees were payable in cash or shares of our common stock at the option of our advisor. We amended the advisory agreement for 2015, so that the asset management fees are payable in cash or shares of our common stock at our option, after consultation with our advisor. If our advisor receives all or a portion of its fees in shares, the number of shares issued is determined by dividing the dollar amount of fees by our most recently published estimated net asset value per share, or NAV, which was $9.72 as of December 31, 2014. For 2015, we paid our advisor 50.0% of its asset management fees in cash and 50.0% in shares of our common stock. For 2014, we paid our advisor 100% its asset management fees in shares of our common stock. At September 30, 2015, our advisor owned 10,029,140 shares (3.0%) of our common stock. We also distribute to our advisor, depending on the type of investments we own, up to 10.0% of available cash of the Operating Partnership, referred to as the Available Cash Distribution, which is defined as cash generated from operations, excluding capital proceeds, as reduced by operating expenses and debt service, excluding prepayments and balloon payments. Asset management fees and Available Cash Distributions are included in Property expenses and Net income attributable to noncontrolling interests, respectively, in the consolidated financial statements.

CPA®:17 – Global 9/30/2015 10-Q – 13

Notes to Consolidated Financial Statements (Unaudited)

Personnel and Overhead Reimbursements

Under the terms of the advisory agreement, our advisor allocates a portion of its personnel and overhead expenses to us and the other publicly-owned, non-listed REITs that are managed by our advisor, including Corporate Property Associates 18 – Global Incorporated, which we refer to as CPA®:18 – Global or, together with us, as the CPA® REITs, Carey Watermark Investors Incorporated, or CWI, and Carey Watermark Investors 2 Incorporated, or CWI 2. Our advisor allocates these expenses to us on the basis of our trailing four quarters of reported revenues and those of WPC and other entities managed by WPC and its affiliates.

We reimburse our advisor for various expenses it incurs in the course of providing services to us. We reimburse certain third-party expenses paid by our advisor on our behalf, including property-specific costs, professional fees, office expenses, and business development expenses. In addition, we reimburse our advisor for the allocated costs of personnel and overhead in managing our day-to-day operations, including accounting services, stockholder services, corporate management, and property management and operations. We do not reimburse our advisor for the cost of personnel if these personnel provide services for transactions for which our advisor receives a transaction fee, such as acquisitions and dispositions. Under the advisory agreement currently in place, the amount of applicable personnel costs allocated to us is capped at 2.4% for 2015 and 2.2% for 2016, of pro rata lease revenues for each year. Beginning in 2017, the cap decreases to 2.0% of pro rata lease revenues for that year. Costs related to our advisor’s legal transactions group are based on a schedule of expenses for different types of transactions, including 0.25% of the total investment cost of an acquisition. Personnel and overhead reimbursements are included in General and administrative expenses in the consolidated financial statements.

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

Loans from WPC

In March 2015, our board of directors and the board of directors of WPC approved unsecured loans from WPC to us of up to $75.0 million, in the aggregate, at a rate equal to the rate at which WPC was able to borrow funds under its line of credit, for the purpose of facilitating acquisitions approved by our advisor’s investment committee that we would not otherwise have sufficient available funds to complete. All loans were made solely at the discretion of WPC’s management. On July 1, 2015, we obtained a $10.0 million loan from WPC in connection with our acquisition of six retail facilities in Illinois, North Dakota, and Wisconsin (Note 5, Note 6) with a maturity date of December 30, 2015. On July 14, 2015, we obtained an additional $15.0 million loan from WPC in connection with our acquisition of a warehouse facility in Sered, Slovakia (Note 5) with a maturity date of December 30, 2015. Both loans had a rate of London Interbank Offered Rate, or LIBOR, plus 1.1%. In June 2015, our board of directors approved us entering into a credit facility with a syndicate of lenders. We entered into a credit agreement on August 26, 2015, at which point we drew down from the Revolver (Note 11) to fully repay our outstanding loans from WPC of $25.0 million, and the WPC line of credit was terminated.

Jointly-Owned Investments and Other Transactions with Affiliates

At September 30, 2015, we owned interests ranging from 7% to 97% in jointly-owned investments, with the remaining interests held by affiliates or by third parties. We consolidate certain of these investments and account for the remainder under the equity method of accounting. We also owned an interest in a jointly-controlled tenancy-in-common interest in several properties, which we account for under the equity method of accounting (Note 7).

CPA®:17 – Global 9/30/2015 10-Q – 14

Notes to Consolidated Financial Statements (Unaudited)

Note 5. Net Investments in Properties and Real Estate Under Construction

Real Estate

Real estate, which consists of land and buildings leased to others, at cost, and which are subject to operating leases, is summarized as follows (in thousands):

	September 30, 2015	December 31, 2014
Land	$556,885	$513,172
Buildings	2,036,204	1,883,543
Less: Accumulated depreciation	(212,992)	(175,478)
	$2,380,097	$2,221,237

The carrying value of our Real estate decreased $67.0 million from December 31, 2014 to September 30, 2015, due to the strengthening of the U.S. dollar relative to foreign currencies, particularly the euro, during the same period.

Acquisitions of Real Estate During 2015

During the nine months ended September 30, 2015, we entered into the following investments, which were deemed to be real estate asset acquisitions because we acquired the sellers’ properties and simultaneously entered into new leases in connection with these acquisitions, at a total cost of $177.2 million, including net lease intangibles of $44.5 million (Note 8) and acquisition-related costs and fees of $8.3 million, which were capitalized:

•	$22.2 million for an office facility in San Antonio, Texas on January 16, 2015;

•	$63.8 million for two warehouse facilities in Mszczonów and Tomaszów Mazowiecki, Poland on February 26, 2015 (dollar amount is based on the exchange rate of the euro on the date of acquisition);

•	$68.8 million primarily for four retail facilities in Fargo, North Dakota and Ashwaubenon, Brookfield, and Wauwatosa, Wisconsin on June 26, 2015; and

•	$22.4 million primarily for a warehouse facility in Sered, Slovakia on July 9, 2015 (dollar amount is based on the exchange rate of the euro on the date of acquisition).

During the nine months ended September 30, 2015, we placed into service four build-to-suit projects totaling $130.3 million and capitalized $4.0 million of building improvements with existing tenants.

CPA®:17 – Global 9/30/2015 10-Q – 15

Notes to Consolidated Financial Statements (Unaudited)

Operating Real Estate

Operating real estate, which consists of our domestic self-storage operations, at cost, is summarized as follows (in thousands):

	September 30, 2015	December 31, 2014
Land	$66,066	$66,066
Buildings	208,157	206,793
Less: Accumulated depreciation	(28,267)	(22,217)
	$245,956	$250,642

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

Real Estate Under Construction

The following table provides the activity of our Real estate under construction (in thousands):

	Nine Months Ended	Year Ended
	September 30, 2015	December 31, 2014
Beginning balance	$110,983	$127,935
Capitalized funds	20,916	74,420
Placed into service	(130,334)	(96,807)
Capitalized interest	2,200	6,661
Foreign currency translation adjustments, building improvements, and other	(1,492)	(1,226)
Ending balance	$2,273	$110,983

Capitalized Funds — During the nine months ended September 30, 2015, total capitalized funds were primarily comprised of $7.0 million in construction draws related to three existing build-to-suit projects, $11.8 million for the funding of one new build-to-suit project, which is an expansion of property acquired in a prior year, and construction draws of $1.8 million for tenant allowance for an operating property. During the year ended December 31, 2014, costs attributable to seven build-to-suit projects, including acquisition-related costs and fees related to two new build-to-suit projects, were capitalized.

Placed into Service — During the nine months ended September 30, 2015, we placed into service four build-to-suit projects totaling $130.3 million, of which one was completed and three were partially completed as of September 30, 2015. During the year ended December 31, 2014, we placed four build-to-suit projects into service, of which three were completed and one was partially completed as of December 31, 2014, in the amount of $96.8 million. Of the total, $81.9 million was reclassified to Real estate, at cost, and $14.9 million was reclassified to Operating real estate, at cost.

CPA®:17 – Global 9/30/2015 10-Q – 16

Notes to Consolidated Financial Statements (Unaudited)

Capitalized Interest — Capitalized interest includes amortization of the mortgage discount and deferred financing costs and interest incurred during construction, totaling $2.2 million and $6.7 million for the nine months ended September 30, 2015 and the year ended December 31, 2014, respectively.

Ending Balance — At September 30, 2015, we had three open build-to-suit projects. At December 31, 2014, we had three build-to-suit projects that were incomplete. The aggregate unfunded commitment on the remaining open projects totaled approximately $3.6 million and $12.5 million at September 30, 2015 and December 31, 2014, respectively.

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

Loans Receivable

127 West 23rd Manager, LLC — On February 3, 2015, we provided financing of $12.6 million to a subsidiary of 127 West 23rd Manager, LLC for the acquisition of a building in New York, New York that is intended to be developed as a hotel. The loan has an interest rate of 7% and matures on February 3, 2016, which may be extended by us for a 12-month period. In connection with this transaction, we expensed acquisition-related costs and fees of $0.1 million, which are included in Acquisition expenses in the consolidated financial statements. At September 30, 2015, the balance of the loan receivable remained $12.6 million.

1185 Broadway LLC — On January 8, 2015, we provided a mezzanine loan of $30.0 million to a subsidiary of 1185 Broadway LLC for the development of a hotel on a parcel of land in New York, New York. The mezzanine loan is collateralized by an equity interest in a subsidiary of 1185 Broadway LLC. It has an interest rate of 10% and matures on January 8, 2016, which may be extended by us for six months, up to two times. In connection with this transaction, we expensed acquisition-related costs and fees of $0.3 million, which are included in Acquisition expenses in the consolidated financial statements. The agreement also contains rights to certain fees upon maturity and an equity interest in the underlying entity that has been recorded in Other assets, net in the consolidated financial statements. At September 30, 2015, the balance of the loan receivable was $30.7 million.

China Alliance Properties Limited — On December 14, 2010, we provided financing of $40.0 million to China Alliance Properties Limited, a subsidiary of Shanghai Forte Land Co., Ltd. The financing was provided through a collateralized loan that is guaranteed by Shanghai Forte Land Co., Ltd.’s parent company, Fosun International Limited. It has an interest rate of 11% and matures on December 14, 2015. At both September 30, 2015 and December 31, 2014, the balance of the loan receivable remained $40.0 million.

Credit Quality of Finance Receivables

We generally seek investments in facilities that we believe are critical to a tenant’s business and that we believe have a low risk of tenant default. At both September 30, 2015 and December 31, 2014, none of the balances of our finance receivables were past due and we had not established any allowances for credit losses. Additionally, there were no modifications of finance receivables during the nine months ended September 30, 2015 or the year ended December 31, 2014. We evaluate the credit quality of our finance receivables utilizing an internal five-point credit rating scale, with one representing the highest credit quality and five representing the lowest. The credit quality evaluation of our finance receivables was last updated in the third quarter of 2015.

CPA®:17 – Global 9/30/2015 10-Q – 17

Notes to Consolidated Financial Statements (Unaudited)

A summary of our finance receivables by internal credit quality rating is as follows (dollars in thousands):

	Number of Tenants / Obligors at		Carrying Value at
Internal Credit Quality Indicator	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
1	—	—	$—	$—
2	1	1	2,263	2,259
3	11	9	469,733	429,245
4	4	3	107,646	87,921
5	—	—	—	—
			$579,642	$519,425

At September 30, 2015 and December 31, 2014, Other assets, net included $0.3 million and $0.6 million, respectively, of accounts receivable related to amounts billed under our direct financing leases.

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

CPA®:17 – Global 9/30/2015 10-Q – 18

Notes to Consolidated Financial Statements (Unaudited)

The following table sets forth our ownership interests in our equity investments in real estate and their respective carrying values, along with those ADC Arrangements that are recorded as equity investments (dollars in thousands):

		Ownership Interest at	Carrying Value at
Lessee/Equity Investee	Co-owner	September 30, 2015	September 30, 2015	December 31, 2014
Shelborne Property Associates, LLC (a)	Third Party	33%	$151,451	$152,801
C1000 Logistiek Vastgoed B.V. (b) (c) (d)	WPC	85%	61,897	71,130
BPS Nevada, LLC (e)	Third Party	15%	49,129	40,032
IDL Wheel Tenant, LLC (f)	Third Party	N/A	47,117	30,049
U-Haul Moving Partners, Inc. and Mercury Partners, LP	WPC	12%	39,735	41,028
BG LLH, LLC	Third Party	7%	39,723	42,587
Bank Pekao S.A. (b) (d)	CPA®:18 – Global	50%	27,029	31,045
State Farm	CPA®:18 – Global	50%	19,429	20,414
Madison Storage NYC, LLC and Veritas Group IX-NYC, LLC (g)	Third Party	45%	17,019	20,147
Berry Plastics Corporation	WPC	50%	15,993	16,632
Apply Sørco AS (b)	CPA®:18 – Global	49%	15,406	19,076
Tesco plc (b)	WPC	49%	12,380	14,194
Hellweg Die Profi-Baumärkte GmbH & Co. KG (referred to as Hellweg 2) (b)	WPC	37%	9,595	9,935
Agrokor d.d. (referred to as Agrokor 5) (b)	CPA®:18 – Global	20%	7,975	8,760
Eroski Sociedad Cooperativa – Mallorca (b)	WPC	30%	6,964	7,662
Dick’s Sporting Goods, Inc.	WPC	45%	5,290	5,508
			$526,132	$531,000
__________

(a)	Represents a domestic ADC Arrangement. This investment is a VIE. There was no unfunded balance on the loan related to this investment at September 30, 2015.

(b)	The carrying value of this investment is affected by the impact of fluctuations in the exchange rate of the applicable foreign currency.

(c)
This investment represents a tenancy-in-common interest, whereby the property is encumbered by debt for which we are jointly and severally liable. For this investment, the co-obligor is WPC and the amount due under the arrangement was approximately $75.0 million and $82.7 million at September 30, 2015 and December 31, 2014, respectively. Of these amounts, $63.8 million and $70.3 million represent the amounts we agreed to pay and are included within the carrying value of this investment at September 30, 2015 and December 31, 2014, respectively.

(d)	The decrease in carrying value was partially due to distributions made to us.

(e)	See Acquisition of Equity Investment below.

(f)
Represents a domestic ADC Arrangement. This investment is a VIE. We provided funding of $18.3 million to this investment and capitalized $0.6 million of interest related to the investment during the nine months ended September 30, 2015. There was no unfunded balance on the loan related to this investment at September 30, 2015.

(g)
In addition to our 45% equity interest, we have a 40% indirect economic interest in this investment based upon certain contractual arrangements with our partner in this entity that enable or could require us to purchase their interest.

We recognized Equity in (losses) earnings of equity method investments in real estate of $(1.1) million and $2.1 million for the three months ended September 30, 2015 and 2014, respectively, and $6.6 million and $9.2 million for the nine months ended September 30, 2015 and 2014, respectively. For certain investments, equity in earnings of equity investments is based on the hypothetical liquidation at book value model as well as some depreciation and amortization adjustments related to basis differentials. Aggregate distributions from our interests in other unconsolidated real estate investments were $31.0 million and $20.6 million for the nine months ended September 30, 2015 and 2014, respectively. At September 30, 2015 and December 31, 2014, the unamortized basis differences on our equity investments were $27.9 million and $31.0 million, respectively. Net amortization of the basis differences reduced the carrying values of our equity investments by $1.2 million for both the three months ended September 30, 2015 and 2014, and by $3.1 million for both the nine months ended September 30, 2015 and 2014.

CPA®:17 – Global 9/30/2015 10-Q – 19

Notes to Consolidated Financial Statements (Unaudited)

Acquisition of Equity Investment

On November 19, 2014, we acquired a preferred equity position in BPS Nevada, LLC, an entity in which we hold a 15% equity interest, for a total cost of $18.2 million, including acquisition-related costs and fees of $0.2 million. The preferred equity interest provides us with a preferred rate of return of 8% during the first four months of the term, 10% during the next four months of the term, and 12% thereafter, until November 19, 2019, the date on which the preferred equity interest is redeemable. Our equity interest and preferred equity position in BPS Nevada, LLC allow us to have significant influence over the entity. Accordingly, we account for this investment using the equity method of accounting. On February 2, 2015, we funded an additional $9.1 million, including acquisition-related costs and fees of $0.1 million, related to this investment. During the nine months ended September 30, 2015, we recognized $3.0 million of income related to this investment, which is included in Equity in earnings of equity method investments in real estate in the consolidated financial statements.

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

In connection with our investment activity during the nine months ended September 30, 2015, we recorded net lease intangibles comprised as follows (life in years, dollars in thousands):

	Weighted-Average Life	Amount
Amortizable Intangible Assets
In-place lease	14.5	$45,714
Above-market rent	10.0	587
		$46,301
Amortizable Intangible Liabilities
Below-market rent	22.1	$(1,792)

Intangible assets and liabilities are summarized as follows (in thousands):

	September 30, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable Intangible Assets
In-place lease and tenant relationship	$584,888	$(146,485)	$438,403	$551,569	$(119,125)	$432,444
Above-market rent	89,558	(19,531)	70,027	92,548	(16,539)	76,009
Below-market ground leases	7,121	(288)	6,833	7,124	(199)	6,925
	681,567	(166,304)	515,263	651,241	(135,863)	515,378
Unamortizable Intangible Assets
Goodwill	304	—	304	304	—	304
Total intangible assets	$681,871	$(166,304)	$515,567	$651,545	$(135,863)	$515,682

Amortizable Intangible Liabilities
Below-market rent	$(117,399)	$17,710	$(99,689)	$(116,887)	$13,293	$(103,594)
Above-market ground lease	(1,145)	28	(1,117)	(1,145)	17	(1,128)
Total intangible liabilities	$(118,544)	$17,738	$(100,806)	$(118,032)	$13,310	$(104,722)

CPA®:17 – Global 9/30/2015 10-Q – 20

Notes to Consolidated Financial Statements (Unaudited)

Net amortization of intangibles, including the effect of foreign currency translation, was $9.5 million and $9.4 million for the three months ended September 30, 2015 and 2014, respectively and $28.5 million for both the nine months ended September 30, 2015 and 2014. Amortization of below-market rent and above-market rent intangibles is recorded as an adjustment to Rental income; amortization of below-market ground lease and above-market ground lease intangibles is included in Property expenses; and amortization of in-place lease and tenant relationship intangibles is included in Depreciation and amortization.

Based on the intangible assets and liabilities recorded at September 30, 2015, scheduled annual net amortization of intangibles for the remainder of 2015, each of the next four calendar years following December 31, 2015, and thereafter is as follows (in thousands):

Years Ending December 31,	Net Increase in Rental Income	Increase to Amortization/Property Expenses	Net
2015 (remaining)	$(327)	$9,636	$9,309
2016	(480)	34,636	34,156
2017	(252)	32,051	31,799
2018	(229)	31,949	31,720
2019	(220)	31,903	31,683
Thereafter	(28,154)	303,944	275,790
	$(29,662)	$444,119	$414,457

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

We did not have any transfers into or out of Level 1, Level 2, and Level 3 measurements during either the nine months ended September 30, 2015 or 2014. Gains and losses (realized and unrealized) included in earnings are reported in Other income and (expenses) in the consolidated financial statements.

CPA®:17 – Global 9/30/2015 10-Q – 21

Notes to Consolidated Financial Statements (Unaudited)

Our other financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands):

		September 30, 2015		December 31, 2014
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-recourse debt (a)	3	$1,850,842	$1,896,434	$1,896,489	$1,961,905
Senior Credit Facility (b)	2	53,706	53,706	—	—
Loans receivable (a)	3	83,294	83,294	40,000	41,990
Other securities (c)	3	6,650	9,059	9,381	9,649
Deferred acquisition fees payable (d)	3	4,451	4,488	9,009	10,077
CMBS (e)	3	2,585	8,392	3,053	8,899
___________

(a)
We determined the estimated fair value of our non-recourse debt using a discounted cash flow model with rates that take into account the credit of the tenant/obligor and interest rate risk. We also considered the value of the underlying collateral, taking into account the quality of the collateral, the credit quality of the tenant/obligor, the time until maturity, and the current market interest rate. Additionally, for our loans receivable with China Alliance Properties Limited, 127 West 23rd Manager, LLC and 1185 Broadway LLC, we estimated that the fair values of the loans receivable approximated their carrying values.

(b)
We determined the estimated fair value of our Senior Credit Facility (Note 11) using a discounted cash flow model with rates that take into account the market-based credit spread and our credit quality.

(c)	Amounts at September 30, 2015 and December 31, 2014 primarily reflect our interest in a foreign debenture, which is included in Other assets, net in the consolidated financial statements.

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

(e)
The carrying value of our commercial mortgage-backed securities, or CMBS, is inclusive of impairment charges recognized during the nine months ended September 30, 2015 and the three and nine months ended September 30, 2014, as well as accretion related to the estimated cash flows expected to be received. There were no purchases, sales, or impairment charges recognized during the three months ended September 30, 2015.

We estimated that our other financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values at both September 30, 2015 and December 31, 2014.

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

CPA®:17 – Global 9/30/2015 10-Q – 22

Notes to Consolidated Financial Statements (Unaudited)

The following table presents information about our assets that were measured at fair value on a non-recurring basis (in thousands):

	Three Months Ended September 30, 2015		Three Months Ended September 30, 2014
	Fair Value Measurements	Total Impairment Charges	Fair Value Measurements	Total Impairment Charges
Impairment Charges
CMBS	$—	$—	$187	$127

	Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014
	Fair Value Measurements	Total Impairment Charges	Fair Value Measurements	Total Impairment Charges
Impairment Charges
CMBS	$1,478	$1,023	$187	$127

During the three months ended September 30, 2015, we did not recognize any impairment charges. During the nine months ended September 30, 2015, we incurred other-than-temporary impairment charges on two tranches in our CMBS portfolio totaling $1.0 million, to reduce their carrying values to their estimated fair values as a result of non-performance. The fair value measurements related to the impairment charges were derived from third-party appraisals, which were based on input from dealers, buyers, and other market participants, as well as updates on prepayments, losses, and delinquencies within our CMBS portfolio.

During the three and nine months ended September 30, 2014, we incurred an other-than-temporary impairment charge on one tranche in our CMBS portfolio of $0.1 million to reduce its carrying value to its estimated fair value as a result of non-performance. The fair value measurement related to the impairment charge was derived from third-party appraisals, which were based on input from dealers, buyers, and other market participants, as well as updates on prepayments, losses, and delinquencies within our CMBS portfolio.

Note 10. Risk Management and Use of Derivative Financial Instruments

Risk Management

In the normal course of our ongoing business operations, we encounter economic risk. There are four main components of economic risk that impact us: interest rate risk, credit risk, market risk, and foreign currency risk. We are primarily subject to interest rate risk on our interest-bearing assets and liabilities, including the Senior Credit Facility (Note 11). Credit risk is the risk of default on our operations and our tenants’ inability or unwillingness to make contractually required payments. Market risk includes changes in the value of our properties and related loans, as well as changes in the value of our other investments due to changes in interest rates or other market factors. We own investments in Europe and Asia and are subject to risks associated with fluctuating foreign currency exchange rates.

Derivative Financial Instruments

When we use derivative instruments, it is generally to reduce our exposure to fluctuations in interest rates and foreign currency exchange rate movements. We have not entered into, and do not plan to enter into, financial instruments for trading or speculative purposes. In addition to entering into derivative instruments on our own behalf, we may also be a party to derivative instruments that are embedded in other contracts, and we may be granted common stock warrants by lessees when structuring lease transactions, which are considered to be derivative instruments. The primary risks related to our use of derivative instruments include a counterparty to a hedging arrangement defaulting on its obligation and a downgrade in the credit quality of a counterparty to such an extent that our ability to sell or assign our side of the hedging transaction is impaired. While we seek to mitigate these risks by entering into hedging arrangements with large financial institutions that we deem to be creditworthy, it is possible that our hedging transactions, which are intended to limit losses, could adversely affect our earnings. Furthermore, if we terminate a hedging arrangement, we may be obligated to pay certain costs, such as transaction or breakage fees. We have established policies and procedures for risk assessment and the approval, reporting, and monitoring of derivative financial instrument activities.

CPA®:17 – Global 9/30/2015 10-Q – 23

Notes to Consolidated Financial Statements (Unaudited)

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

The following table sets forth certain information regarding our derivative instruments (in thousands):

Derivatives Designated as Hedging Instruments		Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
	Balance Sheet Location	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Foreign currency forward contracts	Other assets, net	$39,466	$24,051	$—	$—
Interest rate swaps	Other assets, net	—	71	—	—
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	—	—	(13,691)	(14,554)
Derivatives Not Designated as Hedging Instruments
Foreign currency forward contracts	Other assets, net	—	5,120	—	—
Stock warrants	Other assets, net	1,914	1,848	—	—
Swaption	Other assets, net	328	505	—	—
Embedded credit derivatives	Other assets, net	58	499	—	—
Foreign currency forward contracts	Accounts payable, accrued expenses and other liabilities	—	—	—	(2,904)
Total derivatives		$41,766	$32,094	$(13,691)	$(17,458)

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis on our consolidated financial statements. At both September 30, 2015 and December 31, 2014, no cash collateral had been posted or received for any of our derivative positions.

CPA®:17 – Global 9/30/2015 10-Q – 24

Notes to Consolidated Financial Statements (Unaudited)

The following tables present the impact of our derivative instruments in the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized on Derivatives in Other Comprehensive Loss (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships	2015	2014	2015	2014
Interest rate swaps	$(2,110)	$500	$(43)	$(3,920)
Foreign currency forward contracts	(978)	18,208	15,626	17,799
Interest rate cap (a)	—	227	—	913
Foreign currency collars	—	(91)	—	(290)

Derivatives in Net Investment Hedging Relationships (b)
Foreign currency forward contracts	(20)	—	366	—

Derivatives Formerly in Net Investment Hedging Relationships (c)
Foreign currency forward contracts	—	4,192	—	4,511
Total	$(3,108)	$23,036	$15,949	$19,013

		Amount of Gain (Loss) Reclassified from Other Comprehensive Loss into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified to Income	Three Months Ended September 30,		Nine Months Ended September 30,
		2015	2014	2015	2014
Foreign currency forward contracts	Other income and (expenses)	$2,296	$526	$6,662	$425
Interest rate swaps	Interest expense	(1,913)	(1,811)	(6,044)	(5,259)
Interest rate cap	Interest expense	—	(226)	—	(913)
Foreign currency collars	Other income and (expenses)	—	557	—	751
Total		$383	$(954)	$618	$(4,996)
__________

(a)	Includes gains attributable to a noncontrolling interest of $0.1 million and $0.4 million for the three and nine months ended September 30, 2014, respectively.

(b)
The effective portion of the change in fair value and the settlement of these contracts are reported in the foreign currency translation adjustment section of Other comprehensive loss until the underlying investment is sold, at which time we reclassify the gain or loss to earnings.

(c)
In September 2014, a new forward contract was executed to offset this existing forward contract. As a result of this transaction, this existing forward contract was de-designated as a hedging instrument. However, the effective portion of the change in fair value (through the date of de-designation) and the settlement of this contract are reported in the foreign currency translation adjustment section of Other comprehensive loss until the underlying investment is sold, at which time we will reclassify the gain or loss to earnings. The forward contract matured during the three months ended September 30, 2015.

Amounts reported in Other comprehensive loss related to interest rate swaps will be reclassified to Interest expense as interest payments are made on our variable-rate debt. Amounts reported in Other comprehensive loss related to foreign currency derivative contracts will be reclassified to Other income and (expenses) when the hedged foreign currency contracts are settled. At September 30, 2015, we estimated that an additional $7.4 million and $7.0 million will be reclassified as interest expense and as other expenses, respectively, during the next 12 months.

CPA®:17 – Global 9/30/2015 10-Q – 25

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the impact of our derivative instruments in the consolidated financial statements (in thousands):

		Amount of Gain (Loss) on Derivatives Recognized in Income
Derivatives Not in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended September 30,		Nine Months Ended September 30,
		2015	2014	2015	2014
Swaption	Other income and (expenses)	$(212)	$(83)	$(177)	$(512)
Embedded credit derivatives	Other income and (expenses)	(26)	725	235	1,006
Foreign currency forward contracts	Other income and (expenses)	—	445	(16)	327
Stock warrants	Other income and (expenses)	—	132	66	66

Derivatives in Cash Flow Hedging Relationships
Interest rate swaps (a)	Interest expense	61	91	233	216
Total		$(177)	$1,310	$341	$1,103
__________

(a)	Relates to the ineffective portion of the hedging relationship.

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

The interest rate swaps and swaption that our consolidated subsidiaries had outstanding at September 30, 2015 are summarized as follows (currency in thousands):

Interest Rate Derivatives	Number of Instruments	Notional Amount		Fair Value at September 30, 2015 (a)
Designated as Cash Flow Hedging Instruments
Interest rate swaps	13	232,486	USD	$(9,129)
Interest rate swaps	7	190,447	EUR	(4,562)
Not Designated as Hedging Instrument
Swaption	1	13,230	USD	328
				$(13,363)
__________

(a)	Fair value amount is based on the exchange rate of the euro at September 30, 2015, as applicable.

CPA®:17 – Global 9/30/2015 10-Q – 26

Notes to Consolidated Financial Statements (Unaudited)

The interest rate swap that one of our unconsolidated jointly-owned investments had outstanding at September 30, 2015, which was designated as a cash flow hedge, is summarized as follows (currency in thousands):

Interest Rate Derivative	Ownership Interest in Investee at September 30, 2015	Number of Instruments	Notional Amount		Fair Value at September 30, 2015 (a)
Interest rate swap	85%	1	11,252	EUR	$(531)
__________

(a)	Fair value amount is based on the exchange rate of the euro at September 30, 2015.

Foreign Currency Contracts and Collars

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

The following table presents the foreign currency derivative contracts we had outstanding and their designations at September 30, 2015 (currency in thousands):

Foreign Currency Derivatives	Number of Instruments	Notional Amount		Fair Value at September 30, 2015 (a)
Designated as Cash Flow Hedging Instruments
Foreign currency forward contracts	83	164,667	EUR	$34,886
Foreign currency forward contracts	17	12,239	NOK	215
Designated as Net Investment Hedging Instruments
Foreign currency forward contracts	10	1,031,827	JPY	4,225
Foreign currency forward contracts	5	7,996	NOK	140
				$39,466
__________

(a)	Fair value amounts are based on the exchange rate of the euro, the Norwegian krone, or the Japanese yen, as applicable, at September 30, 2015.

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of any collateral received. No collateral was received as of September 30, 2015. At September 30, 2015, our total credit exposure was $38.7 million and the maximum exposure to any single counterparty was $15.9 million.

Some of the agreements with our derivative counterparties contain cross-default provisions that could trigger a declaration of default on our derivative obligations if we default, or are capable of being declared in default, on certain of our indebtedness. At September 30, 2015, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives that were in a net liability position was $15.5 million and $18.5 million at September 30, 2015 and December 31, 2014, respectively, which included accrued interest and any nonperformance risk adjustments. If we had breached any of these provisions at September 30, 2015 or December 31, 2014, we could have been required to settle our obligations under these agreements at their aggregate termination value of $16.1 million and $19.1 million, respectively.

CPA®:17 – Global 9/30/2015 10-Q – 27

Notes to Consolidated Financial Statements (Unaudited)

Information about Significant Tenants

For the nine months ended September 30, 2015, the following tenants represented 5% or more of total lease revenues:

•	The New York Times Company (9%);

•	Metro Cash & Carry Italia S.p.A. (8%);

•	Agrokor d.d. (7%);

•	KBR, Inc. (7%); and

•	General Parts Inc., Golden State Supply LLC, Straus-Frank Enterprises LLC, General Parts Distribution LLC, and Worldpac Inc. (6% in the aggregate).

Note 11. Debt

Non-Recourse Debt

Non-recourse debt consists of mortgage notes payable, which are collateralized by the assignment of real estate properties with an aggregate carrying value of $2.7 billion at September 30, 2015 and $2.9 billion at December 31, 2014. At September 30, 2015, our mortgage notes payable bore interest at fixed annual rates ranging from 2.0% to 7.5% and variable contractual annual rates ranging from 1.6% to 6.1%, with maturity dates ranging from August 2016 to 2039.

During the nine months ended September 30, 2015, we obtained five new non-recourse mortgage financings and one refinancing totaling $108.2 million, with a weighted-average annual interest rate of 4.3% and term of 9.5 years, of which $36.3 million related to investments acquired during prior years and $71.9 million related to investments acquired during the current year.

During the nine months ended September 30, 2015, we repaid four non-recourse mortgage loans with outstanding principal balances totaling $93.7 million and a weighted-average interest rate of 6.2%. Two of these loans were repaid prior to maturity and had outstanding principal balances totaling $57.5 million and a weighted-average remaining term to maturity of 4.9 years.  In addition, three of these non-recourse mortgages encumbered properties of jointly-owned investments with our advisor, WPC, which we consolidate. WPC contributed $19.9 million in connection with the repayment of these non-recourse mortgages. We recognized a loss on extinguishment of debt of $0.3 million on one of the non-recourse mortgages paid prior to maturity, which is included in Other income and (expenses) in the consolidated financial statements.
Senior Credit Facility
On August 26, 2015, we entered into a Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., as syndication agent, and a syndicate of other lenders. The Credit Agreement provides for a $200.0 million senior unsecured revolving credit facility, or the Revolver, and a $50.0 million delayed-draw term loan facility, or the Term Loan. We refer to the Revolver and the Term Loan together as the Senior Credit Facility, which has a maximum aggregate principal amount of $250.0 million and an accordion feature of $250.0 million, subject to lender approval. The Senior Credit Facility is scheduled to mature on August 26, 2018, which may be extended by us for two 12-month periods.

The Senior Credit Facility provides for an annual interest rate of either (i) the Eurocurrency Rate or (ii) the Base Rate, in each case plus the Applicable Rate (each as defined in the Credit Agreement). With respect to the Revolver, the Applicable Rate on Eurocurrency loans and letters of credit ranges from 1.50% to 2.25% (based on LIBOR) and the Applicable Rate on Base Rate loans ranges from 0.50% to 1.25% (as defined in the Credit Agreement), depending on our leverage ratio. With respect to the Term Loan, the Applicable Rate on Eurocurrency loans and letters of credit ranges from 1.45% to 2.20% (based on LIBOR) and the Applicable Rate on Base Rate loans ranges from 0.45% to 1.20% (as defined in the Credit Agreement), depending on our leverage ratio. In addition, we pay a fee of either 0.15% or 0.30% on the unused portion of the Senior Credit Facility. If usage of the Senior Credit Facility is equal to or greater than 50% of the Aggregate Commitments, the Unused Fee Rate will be 0.15%, and if usage of the Senior Credit Facility is less than 50% of the Aggregate Commitments, the Unused Fee Rate will be 0.30%. In connection with the transaction, we incurred costs of $1.9 million, which are being amortized over the remaining term of the Senior Credit Facility.

At September 30, 2015, availability under the Senior Credit Facility was $196.2 million, the outstanding balance under the Revolver was $53.8 million and we had not drawn on our Term Loan. At September 30, 2015, interest was computed on the Senior Credit Facility at the annual interest rate consisting of LIBOR plus 1.60%. The Revolver will be used for the working capital needs of the Company and its subsidiaries as well as for other general corporate purposes.

CPA®:17 – Global 9/30/2015 10-Q – 28

Notes to Consolidated Financial Statements (Unaudited)

We are required to ensure that the total Restricted Payments (as defined in the Credit Agreement) in an aggregate amount in any fiscal year does not exceed the amount of Restricted Payments required in order for us to (i) maintain our REIT status and (ii) avoid the payment of federal or state income or excise tax. Restricted Payments include quarterly dividends and the total amount of shares repurchased by us, if any, in excess of $100.0 million per year. In addition to placing limitations on dividend distributions and share repurchases, the Credit Agreement also stipulates certain customary financial covenants. We were in compliance with all such covenants at September 30, 2015.

Scheduled Debt Principal Payments

Scheduled debt principal payments during the remainder of 2015, each of the next four calendar years following December 31, 2015, and thereafter are as follows (in thousands):

Years Ending December 31,	Total
2015 (remainder)	$6,072
2016	233,447
2017	346,598
2018 (a)	197,918
2019	38,556
Thereafter through 2039	1,084,377
1,906,968
Unamortized discount, net	(2,420)
Total	$1,904,548
__________

(a)	Includes $53.8 million outstanding under our Senior Credit Facility, which is scheduled to mature on August 26, 2018, unless extended pursuant to its terms.

Certain amounts in the table above are based on the applicable foreign currency exchange rate at September 30, 2015. The carrying value of our Non-recourse debt decreased by $39.8 million from December 31, 2014 to September 30, 2015 due to the strengthening of the U.S. dollar relative to foreign currencies, particularly the euro, during the same period.

Note 12. Commitments and Contingencies

At September 30, 2015, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations. See Note 5 for unfunded construction commitments.

CPA®:17 – Global 9/30/2015 10-Q – 29

Notes to Consolidated Financial Statements (Unaudited)

Note 13. Equity

Reclassifications Out of Accumulated Other Comprehensive Loss

The following tables present a reconciliation of changes in Accumulated other comprehensive loss by component for the periods presented (in thousands):

	Three Months Ended September 30, 2015
	Gains and Losses on Derivative Instruments	Gains and Losses on Marketable Securities	Foreign Currency Translation Adjustments	Total
Beginning balance	$26,118	$(92)	$(147,368)	$(121,342)
Other comprehensive (loss) income before reclassifications	(2,759)	7	(1,100)	(3,852)
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	1,913	—	—	1,913
Other income and (expenses)	(2,296)	—	—	(2,296)
Total	(383)	—	—	(383)
Net current-period Other comprehensive (loss) income	(3,142)	7	(1,100)	(4,235)
Net current-period Other comprehensive income attributable to noncontrolling interests	—	—	(103)	(103)
Ending balance	$22,976	$(85)	$(148,571)	$(125,680)

	Three Months Ended September 30, 2014
	Gains and Losses on Derivative Instruments	Gains and Losses on Marketable Securities	Foreign Currency Translation Adjustments	Total
Beginning balance	$(21,367)	$(344)	$(2,307)	$(24,018)
Other comprehensive (loss) income before reclassifications	17,890	77	(52,023)	(34,056)
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	2,037	—	—	2,037
Other income and (expenses)	(1,083)	—	—	(1,083)
Total	954	—	—	954
Net current-period Other comprehensive (loss) income	18,844	77	(52,023)	(33,102)
Net current-period Other comprehensive (income) loss attributable to noncontrolling interests	(102)	—	905	803
Ending balance	$(2,625)	$(267)	$(53,425)	$(56,317)

CPA®:17 – Global 9/30/2015 10-Q – 30

Notes to Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30, 2015
	Gains and Losses on Derivative Instruments	Gains and Losses on Marketable Securities	Foreign Currency Translation Adjustments	Total
Beginning balance	$7,311	$(106)	$(88,212)	$(81,007)
Other comprehensive income (loss) before reclassifications	16,283	21	(60,990)	(44,686)
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	6,044	—	—	6,044
Other income and (expenses)	(6,662)	—	—	(6,662)
Total	(618)	—	—	(618)
Net current-period Other comprehensive income (loss)	15,665	21	(60,990)	(45,304)
Net current-period Other comprehensive loss attributable to noncontrolling interests	—	—	631	631
Ending balance	$22,976	$(85)	$(148,571)	$(125,680)

	Nine Months Ended September 30, 2014
	Gains and Losses on Derivative Instruments	Gains and Losses on Marketable Securities	Foreign Currency Translation Adjustments	Total
Beginning balance	$(16,717)	$(391)	$3,666	$(13,442)
Other comprehensive (loss) income before reclassifications	9,507	124	(58,093)	(48,462)
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	6,172	—	—	6,172
Other income and (expenses)	(1,176)	—	—	(1,176)
Total	4,996	—	—	4,996
Net current-period Other comprehensive (loss) income	14,503	124	(58,093)	(43,466)
Net current-period Other comprehensive (income) loss attributable to noncontrolling interests	(411)	—	1,002	591
Ending balance	$(2,625)	$(267)	$(53,425)	$(56,317)

Distributions Declared

During the third quarter of 2015, our board of directors declared a quarterly distribution of $0.1625 per share, which was paid on October 15, 2015 to stockholders of record on September 30, 2015, in the amount of $54.4 million.

CPA®:17 – Global 9/30/2015 10-Q – 31

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

Significant Developments

Foreign Currency Fluctuation

We own investments outside the United States, primarily in Europe, and as a result, are subject to risk from exchange rate fluctuations in various foreign currencies, primarily the euro. The average exchange rate of the U.S. dollar in relation to the euro decreased by approximately 16.2% and 17.8% during the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014, resulting in a negative impact on the results of operations for our euro-denominated investments during the three and nine months ended September 30, 2015, compared to the same periods in 2014. We try to manage our exposure related to fluctuations in exchange rates of the U.S. dollar relative to the respective currencies of our foreign operations by entering into hedging arrangements utilizing derivative instruments, such as foreign currency forward contracts and collars. We also try to manage our exposure related to fluctuations in the exchange rate between the U.S. dollar and the euro by incurring non-recourse debt denominated in the euro, including euro-denominated non-recourse debt.

Senior Credit Facility

In August 2015, we entered into a Credit Agreement with a syndicate of banks that provides for a $250.0 million Senior Credit Facility with a maximum aggregate principal amount of $250.0 million and an accordion feature of $250.0 million, subject to lender approval. The Senior Credit Facility is scheduled to mature on August 26, 2018, which may be extended by us for two 12-month periods. At September 30, 2015, the outstanding balance under the Senior Credit Facility was $53.8 million (Note 11).

New Senior Management Responsibilities

On August 5, 2015, we made the following changes in senior management responsibilities:

•	Hisham A. Kader, who was the Chief Accounting Officer of CPA®:17 – Global, became our Chief Financial Officer, replacing Catherine D. Rice who remains Managing Director; and

•	ToniAnn Sanzone, who was the Global Corporate Controller of CPA®:17 – Global, became our Chief Accounting Officer.

CPA®:17 – Global 9/30/2015 10-Q – 32

Portfolio Overview

We intend to continue to acquire a diversified portfolio of income-producing commercial real estate properties and other real estate-related assets. We expect to make these investments both domestically and internationally. Portfolio information is provided on a consolidated basis to facilitate the review of our accompanying consolidated financial statements. In addition, we provide such information on a pro rata basis to better illustrate the economic impact of our various net-leased, jointly-owned investments. See Terms and Definitions below for a description of pro rata amounts.

Portfolio Summary

	September 30, 2015	December 31, 2014
Number of net-leased properties	375	365
Number of operating properties (a)	72	72
Number of tenants (b)	113	112
Total square footage (in thousands) (c)	44,873	41,243
Occupancy (b)	100.0%	100.0%
Weighted-average lease term (in years) (b)	14.0	14.1
Number of countries	12	11
Total assets (in thousands) (d)	$4,540,326	$4,605,897
Net investments in real estate (in thousands) (d)	3,124,674	3,062,287

	Nine Months Ended September 30,
	2015	2014
Acquisition volume — consolidated (in millions) (d) (e) (f)	$250.8	$75.2
Acquisition volume — pro rata (in millions) (c) (e) (f)	259.9	173.7
Financing obtained — consolidated (in millions) (d) (g)	108.2	81.9
Financing obtained — pro rata (in millions) (c) (g) (h)	108.2	127.0
Average U.S. dollar/euro exchange rate (i)	1.1148	1.3566
Change in the U.S. CPI (j)	1.3%	2.1%
Change in the Harmonized Index of Consumer Prices (j)	0.3%	0.2%
__________

(a)
Operating properties are comprised of full or partial ownership interests in 71 self-storage properties, with an average occupancy of 90.2% at September 30, 2015, and one hotel, all of which are managed by third parties.

(b)	Excludes operating properties.

(c)	Represents pro rata basis. See Terms and Definitions below for a description of pro rata amounts.

(d)	Represents consolidated basis.

(e)	Includes build-to-suit transactions, which are reflected as the total commitment for the build-to-suit funding.

(f)	Includes acquisition-related costs and fees, which are included in Acquisition expenses in the consolidated financial statements.

(g)	Includes a refinancing of $5.1 million obtained during the nine months ended September 30, 2015. Includes a refinancing of $24.9 million obtained during the nine months ended September 30, 2014.

(h)	Financing on a pro rata basis during the nine months ended September 30, 2014 includes our share of the non-recourse mortgage financing related to our Bank Pekao S.A. and Agrokor 5 investments.

(i)
The average exchange rate for the U.S. dollar in relation to the euro decreased during the nine months ended September 30, 2015 as compared to the same period in 2014, resulting in a negative impact on earnings in the current year period for our euro-denominated investments.

(j)	Many of our lease agreements include contractual increases indexed to changes in the U.S. Consumer Price Index, or CPI, or similar indices.

CPA®:17 – Global 9/30/2015 10-Q – 33

Net-Leased Portfolio

The tables below represent information about our net-leased portfolio on a consolidated and pro rata basis and, accordingly, exclude all operating properties at September 30, 2015. See Terms and Definitions below for a description of pro rata amounts and ABR.

Top Ten Tenants by ABR
(in thousands, except percentages)

	Consolidated		Pro Rata
Tenant/Lease Guarantor	ABR	Percent	ABR	Percent
Metro Cash & Carry Italia S.p.A. (a)	$27,345	9%	$27,345	8%
The New York Times Company	26,448	8%	14,546	4%
Agrokor d.d. (a)	21,919	7%	23,185	7%
General Parts Inc., Golden State Supply LLC, Straus-Frank Enterprises LLC, General Parts Distribution LLC, and Worldpac Inc.	17,653	6%	17,653	5%
KBR, Inc.	14,123	5%	14,123	4%
Lineage Logistics Holdings, LLC	13,682	4%	13,682	4%
Blue Cross and Blue Shield of Minnesota, Inc.	11,966	4%	11,966	4%
IDL Master Tenant, LLC	10,290	3%	10,290	3%
Eroski Sociedad Cooperativa (a)	9,184	3%	9,847	3%
DTS Distribuidora Television Digital SA (a)	7,929	2%	7,929	2%
Total	$160,539	51%	$150,566	44%
__________

(a)	ABR amounts are subject to fluctuations in foreign currency exchange rates.

Portfolio Diversification by Geography
(in thousands, except percentages)

	Consolidated		Pro Rata
Region	ABR	Percent	ABR	Percent
United States
South	$64,093	20%	$69,653	20%
Midwest	58,588	19%	63,578	19%
East	55,285	18%	42,780	12%
West	30,100	10%	29,489	9%
United States Total	208,066	67%	205,500	60%

International
Italy	25,744	8%	25,744	7%
Croatia	21,919	7%	23,185	7%
Spain	17,113	5%	17,776	5%
Poland	15,824	5%	20,337	6%
Germany	10,568	3%	19,912	6%
United Kingdom	5,879	2%	5,879	2%
Other (a)	7,831	3%	24,937	7%
International Total	104,878	33%	137,770	40%

Total	$312,944	100%	$343,270	100%
__________

CPA®:17 – Global 9/30/2015 10-Q – 34

(a)	Consolidated includes ABR from tenants in the Netherlands, Japan, and Slovakia. Pro rata includes ABR from tenants in the aforementioned countries plus Hungary and Norway.

Portfolio Diversification by Property Type
(in thousands, except percentages)

	Consolidated		Pro Rata
Property Type	ABR	Percent	ABR	Percent
Office	$97,519	31%	$95,641	28%
Retail	79,113	25%	90,291	26%
Warehouse	72,069	23%	88,315	26%
Industrial	48,295	16%	48,920	14%
Other (a)	15,948	5%	20,103	6%
Total	$312,944	100%	$343,270	100%
__________

(a)
Consolidated includes ABR from tenants with the following property types: learning center and sports facility. Pro rata includes ABR from tenants with the aforementioned property types and self-storage.

Portfolio Diversification by Tenant Industry
(in thousands, except percentages)

	Consolidated		Pro Rata
Industry Type	ABR	Percent	ABR	Percent
Retail Stores	$86,607	28%	$99,621	29%
Business Services	37,337	12%	39,798	12%
Grocery	31,102	10%	47,675	14%
Media: Advertising, Printing, and Publishing	29,231	9%	17,330	5%
Capital Equipment	13,215	4%	13,215	4%
Insurance	11,966	4%	15,586	5%
Consumer Services	10,698	3%	11,817	3%
Transportation: Cargo	10,680	3%	12,135	4%
Automotive	10,234	3%	9,183	3%
Media: Broadcasting and Subscription	9,611	3%	9,611	3%
Consumer Goods: Non-Durable	9,362	3%	7,336	2%
Hotel, Gaming, and Leisure	8,519	3%	8,560	2%
Beverage, Food, and Tobacco	8,354	3%	8,354	2%
Healthcare and Pharmaceuticals	6,626	2%	6,626	2%
High Tech Industries	6,289	2%	5,174	2%
Telecommunications	6,145	2%	6,187	2%
Banking	4,546	2%	8,993	2%
Containers, Packing, and Glass	3,854	1%	7,502	2%
Other (a)	8,568	3%	8,567	2%
Total	$312,944	100%	$343,270	100%
__________

(a)
Includes ABR from tenants in the following industries: transportation: consumer; aerospace and defense; chemicals, plastics, and rubber; construction and building; consumer goods: durable; metals and mining; real estate; finance; and environmental industries.

CPA®:17 – Global 9/30/2015 10-Q – 35

Lease Expirations
(in thousands, except percentages and number of leases)

	Consolidated			Pro Rata
Year of Lease Expiration (a)	Number of Leases Expiring	ABR	Percent	Number of Leases Expiring	ABR	Percent
Remaining 2015 (b)	10	$2,666	1%	11	$1,086	—%
2016	9	1,059	—%	10	1,100	—%
2017	4	576	—%	4	576	—%
2018	2	124	—%	5	147	—%
2019	5	2,481	1%	5	2,481	1%
2020	5	242	—%	5	242	—%
2021	5	1,971	1%	5	1,560	1%
2022	1	2,466	1%	2	3,913	1%
2023	1	76	—%	3	4,523	1%
2024	7	38,882	12%	11	32,457	9%
2025	15	16,937	5%	15	16,937	5%
2026	10	11,218	4%	16	22,802	7%
2027	23	30,281	10%	23	30,281	9%
2028	26	38,168	12%	28	42,297	12%
2029	4	6,308	2%	4	6,308	2%
Thereafter	54	159,489	51%	58	176,560	52%
Total	181	$312,944	100%	205	$343,270	100%
__________

(a)	Assumes tenant does not exercise renewal option.

(b)	Month-to-month leases are included in 2015 ABR.

Self-Storage Summary

Our self-storage properties had an average occupancy rate of 90.2% at September 30, 2015. As of September 30, 2015, our self-storage portfolio was comprised as follows (square footage in thousands):

State	Number of Properties	Square Footage
California	29	2,079
Illinois	13	900
Florida	7	486
Texas	5	437
Hawaii	4	259
Louisiana	3	196
Georgia	2	79
Alabama	1	130
North Carolina	1	80
Mississippi	1	61
Consolidated Total	66	4,707
New York (45% ownership interest)	5	284
Pro Rata Total (a)	71	4,991
__________

(a)	See Terms and Definitions below for a description of pro rata amounts.

CPA®:17 – Global 9/30/2015 10-Q – 36

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

ABR — ABR represents contractual minimum annualized base rent for our net-leased properties. ABR is not applicable to operating properties.

Financial Highlights

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014 (a)	2015	2014 (a)
Total revenues	$108,202	$97,987	$316,620	$297,923
Net income attributable to CPA®:17 – Global	20,052	10,290	63,071	53,696

Cash distributions paid	54,182	52,485	161,481	156,096

Net cash provided by operating activities			185,087	152,785
Net cash used in investing activities			(280,762)	(140,321)
Net cash used in financing activities			(78,756)	(86,692)

Supplemental financial measures:
FFO attributable to CPA®:17 – Global (b)	54,759	41,800	162,553	145,556
MFFO attributable to CPA®:17 – Global (b)	47,908	40,673	147,953	140,570
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

Total revenues and net income attributable to CPA®:17 – Global and MFFO increased for the three and nine months ended September 30, 2015, compared to the same periods in 2014, primarily due to an increase in revenues received from properties acquired and build-to-suit projects placed into service after September 30, 2014 (Note 5, Note 6). The increase during the nine months ended September 30, 2015 was also due to proceeds from a bankruptcy settlement claim with a former tenant received during the second quarter of 2015. This increase was partially offset by a decrease in Other real estate income due to the sale of a hotel that was classified as an operating property in April 2014 (Note 5) and the impact of the strengthening of the U.S. dollar relative to foreign currencies.

CPA®:17 – Global 9/30/2015 10-Q – 37

Results of Operations

We evaluate our results of operations with a primary focus on our ability to generate cash flow necessary to meet our objectives of funding distributions to stockholders and increasing the value in our real estate investments. As a result, our assessment of operating results gives less emphasis to the effect of unrealized gains and losses, which may cause fluctuations in net income for comparable periods but have no impact on cash flows, and to other non-cash charges, such as depreciation and impairment charges.

The following table presents the comparative results of operations (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
Revenues
Lease revenues	$83,461	$77,672	$5,789	$239,943	$231,961	$7,982
Operating property revenues	12,686	11,516	1,170	36,755	41,423	(4,668)
Reimbursable tenant costs	7,456	7,006	450	22,089	19,003	3,086
Interest income and other	4,599	1,793	2,806	17,833	5,536	12,297
	108,202	97,987	10,215	316,620	297,923	18,697
Operating Expenses
Depreciation and amortization:
Net-leased properties	23,880	22,095	1,785	69,432	65,941	3,491
Operating properties	2,964	3,245	(281)	9,243	10,855	(1,612)
	26,844	25,340	1,504	78,675	76,796	1,879
Property expenses:
Reimbursable tenant costs	7,456	7,006	450	22,089	19,003	3,086
Asset management fees	7,422	6,468	954	21,864	19,934	1,930
Operating properties	5,029	4,595	434	14,766	20,639	(5,873)
Net-leased properties	2,605	2,233	372	9,406	8,449	957
	22,512	20,302	2,210	68,125	68,025	100
General and administrative	4,897	6,544	(1,647)	13,690	17,853	(4,163)
Impairment charges	—	127	(127)	1,023	127	896
Acquisition expenses	—	—	—	643	1,401	(758)
	54,253	52,313	1,940	162,156	164,202	(2,046)
Operating Income	53,949	45,674	8,275	154,464	133,721	20,743
Other Income and Expenses
Equity in (losses) earnings of equity method investments in real estate	(1,078)	2,052	(3,130)	6,625	9,230	(2,605)
Other income and (expenses)	2,108	(2,687)	4,795	2,917	(1,835)	4,752
Interest expense	(24,104)	(23,695)	(409)	(69,346)	(70,288)	942
	(23,074)	(24,330)	1,256	(59,804)	(62,893)	3,089
Income before income taxes and gain on sale of real estate	30,875	21,344	9,531	94,660	70,828	23,832
Provision for income taxes	(1,676)	(2,651)	975	(4,441)	(5,960)	1,519
Income before gain on sale of real estate	29,199	18,693	10,506	90,219	64,868	25,351
Gain on sale of real estate, net of tax	—	790	(790)	2,197	13,338	(11,141)
Net Income	29,199	19,483	9,716	92,416	78,206	14,210
Net income attributable to noncontrolling interests	(9,147)	(9,193)	46	(29,345)	(24,510)	(4,835)
Net Income Attributable to CPA®:17 – Global	$20,052	$10,290	$9,762	$63,071	$53,696	$9,375
MFFO Attributable to CPA®:17 – Global	$47,908	$40,673	$7,235	$147,953	$140,570	$7,383

CPA®:17 – Global 9/30/2015 10-Q – 38

Lease Composition and Leasing Activities

As of September 30, 2015, approximately 51.4% of our net leases, based on consolidated ABR, provide for adjustments based on formulas indexed to changes in the CPI, or similar indices for the jurisdiction in which the property is located, some of which have caps and/or floors. In addition, 46.5% of our net leases on that same basis have fixed rent adjustments, for which consolidated ABR is scheduled to increase by an average of 1.8% in the next 12 months. We own international investments and, therefore, lease revenues from these investments are subject to exchange rate fluctuations in various foreign currencies, primarily the euro.

The following discussion presents a summary of rents on existing properties arising from leases with new tenants, or second generation leases, and renewed leases with existing tenants for the three months ended September 30, 2015 and, therefore, does not include new acquisitions for our portfolio during that period. For a discussion about our leasing activities for the prior periods presented in this Report, please see our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2015, March 31, 2015, and September 30, 2014, as filed with the SEC on August 12, 2015, May 15, 2015, and November 14, 2014, respectively.

During the three months ended September 30, 2015, we signed two such leases totaling 7,871 square feet of leased space. Both leases were extensions with existing tenants. The average new rent for these leases is $23.01 per square foot and the average former rent was $17.91 per square foot. We provided a tenant improvement allowance of $0.2 million on one of these leases.

CPA®:17 – Global 9/30/2015 10-Q – 39

Property Level Contribution

Property level contribution includes lease and operating property revenues, less property expenses, and depreciation and amortization. When a property is leased on a net-lease basis, reimbursable tenant costs are recorded as both income and property expense and, therefore, have no impact on the property level contribution. The following table presents the property level contribution for our consolidated leased and operating properties, as well as a reconciliation to our net operating income (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
Existing Net-Leased Properties
Lease revenues	$76,730	$76,900	$(170)	$226,070	$230,184	$(4,114)
Depreciation and amortization	(20,573)	(21,161)	588	(61,500)	(63,511)	2,011
Property expenses	(2,526)	(2,186)	(340)	(9,161)	(8,375)	(786)
Property level contribution	53,631	53,553	78	155,409	158,298	(2,889)
Recently Acquired Net-Leased Properties
Lease revenues	6,731	772	5,959	13,873	1,777	12,096
Depreciation and amortization	(3,307)	(841)	(2,466)	(7,932)	(2,152)	(5,780)
Property expenses	(79)	(47)	(32)	(245)	(74)	(171)
Property level contribution	3,345	(116)	3,461	5,696	(449)	6,145
Operating Properties
Revenues	12,686	11,516	1,170	36,755	33,508	3,247
Property expenses	(5,029)	(4,578)	(451)	(14,766)	(14,029)	(737)
Depreciation and amortization	(2,964)	(3,338)	374	(9,243)	(10,396)	1,153
Property level contribution	4,693	3,600	1,093	12,746	9,083	3,663
Property Sold
Revenues	—	—	—	—	7,915	(7,915)
Property expenses	—	(17)	17	—	(6,610)	6,610
Depreciation and amortization	—	—	—	—	(737)	737
Property level contribution	—	(17)	17	—	568	(568)
Total Property Level Contribution
Lease revenues	83,461	77,672	5,789	239,943	231,961	7,982
Property expenses	(2,605)	(2,233)	(372)	(9,406)	(8,449)	(957)
Operating property revenues	12,686	11,516	1,170	36,755	41,423	(4,668)
Operating property expenses	(5,029)	(4,595)	(434)	(14,766)	(20,639)	5,873
Depreciation and amortization	(26,844)	(25,340)	(1,504)	(78,675)	(76,796)	(1,879)
Property Level Contribution	61,669	57,020	4,649	173,851	167,500	6,351
Add other income:
Interest income and other	4,599	1,793	2,806	17,833	5,536	12,297
Less other expenses:
Asset management fees	(7,422)	(6,468)	(954)	(21,864)	(19,934)	(1,930)
General and administrative	(4,897)	(6,544)	1,647	(13,690)	(17,853)	4,163
Impairment charges	—	(127)	127	(1,023)	(127)	(896)
Acquisition expenses	—	—	—	(643)	(1,401)	758
Operating Income	$53,949	$45,674	$8,275	$154,464	$133,721	$20,743

CPA®:17 – Global 9/30/2015 10-Q – 40

Existing Net-Leased Properties

Existing net-leased properties are those we acquired or placed into service prior to January 1, 2014. At September 30, 2015, we had 219 existing net-leased properties.

For the three months ended September 30, 2015, compared to the same period in 2014, property level contribution for existing net-leased properties increased by $0.1 million, primarily as a result of an increase in revenue from a build-to-suit project expansion, offset by the strengthening of the U.S. dollar relative to foreign currencies. For the nine months ended September 30, 2015, compared to the same period in 2014, property level contribution for existing net-leased properties decreased by $2.9 million, primarily as a result of the strengthening of the U.S. dollar relative to foreign currencies.

Recently Acquired Net-Leased Properties

Recently acquired net-leased properties are those that we acquired or placed into service subsequent to December 31, 2013.

For the three and nine months ended September 30, 2015, compared to the same periods in 2014, property level contribution from recently acquired net-leased properties increased by $3.5 million and $6.1 million, respectively, primarily as a result of 19 properties acquired or placed into service after September 30, 2014. Total lease revenues from these properties were $6.7 million and $13.9 million for the three and nine months ended September 30, 2015, respectively.

Operating Properties

Other real estate operations represent primarily the results of operations, or revenues and operating expenses, of our 66 self-storage properties. All of our self-storage properties were acquired prior to January 1, 2014. Additionally, other real estate operations includes the results of operations of a parking garage attached to one of our existing net-leased properties.

For the three and nine months ended September 30, 2015, compared to the same periods in 2014, property level contribution from operating properties increased by $1.1 million and $3.7 million, respectively, primarily due to an increase in the occupancy rate for our self-storage properties.

Property Sold

In April 2014, we sold a hotel that was previously classified as an operating property in the consolidated financial statements (Note 5). For the nine months ended September 30, 2014, property level contribution from that hotel was $0.6 million.

Other Revenues and Expenses

Interest Income and Other

Interest income and other primarily consists of interest earned on our loans receivable and CMBS investments. For the three and nine months ended September 30, 2015, compared to the same periods in 2014, interest income and other increased by $2.8 million and $12.3 million, respectively, primarily due to interest income totaling $1.7 million and $4.9 million received during the three and nine months ended September 30, 2015, respectively, from the loans receivable that we funded during the nine months ended September 30, 2015 (Note 6). Additionally, we received proceeds of $6.3 million from a bankruptcy settlement claim with a former tenant during the second quarter of 2015.

Property Expenses — Asset Management Fees

For the three and nine months ended September 30, 2015, compared to the same periods in 2014, asset management fees increased by $1.0 million and $1.9 million, respectively, as a result of investments acquired since September 30, 2014 and an increase in the estimated fair value of our real estate, both of which increased the asset base from which our advisor earns a fee.

CPA®:17 – Global 9/30/2015 10-Q – 41

General and Administrative

For the three and nine months ended September 30, 2015, compared to the same periods in 2014, general and administrative expenses decreased by $1.6 million and $4.2 million, respectively, primarily due to decreases in investor relation expenses of $1.0 million and $2.1 million, respectively, decreases in office expenses of $0.3 million and $0.7 million, respectively, and decreases in other general and administrative expenses of $0.1 million and $0.5 million, respectively. Investor relations expenses declined as due to lower annual report and proxy statement costs.

Impairment Charges

During the three months ended September 30, 2015, we did not recognize any impairment charges. During the nine months ended September 30, 2015, we incurred other-than-temporary impairment charges of $1.0 million on two of our CMBS tranches to reduce their carrying values to their estimated fair values as a result of non-performance (Note 9). At September 30, 2015, the carrying value of our CMBS was $2.6 million in aggregate. During both the three and nine months ended September 30, 2014, we incurred an other-than-temporary impairment charge on one tranche in our CMBS portfolio of $0.1 million to reduce its carrying value to its estimated fair value as a result of non-performance.

Acquisition Expenses

Acquisition expenses represent direct costs incurred to acquire properties in transactions that are accounted for as business combinations, whereby such costs are required to be expensed as incurred (Note 5).

For the nine months ended September 30, 2015, compared to the same period in 2014, acquisition expenses decreased by $0.8 million, primarily due to a decrease in the number of business combinations we entered into during the nine months ended September 30, 2015, compared to the same period in 2014.

Equity in (Losses) Earnings of Equity Method Investments in Real Estate

Equity in (losses) earnings of equity method investments in real estate is recognized in accordance with the investment agreement for each of our equity method investments and, where applicable, based upon an allocation of the investment’s net assets at book value as if the investment were hypothetically liquidated at the end of each reporting period.

For the three months ended September 30, 2015, we recognized loss from equity investments in real estate of $1.1 million compared to income of $2.1 million in 2014. This is primarily due to $3.1 million of losses incurred during the three months ended September 30, 2015 as compared to $2.0 million of losses incurred during the three months ended September 30, 2014 on our Shelborne investment as a result of applying the hypothetical liquidation book value model. Our partners in this investment contributed capital during 2014 which caused them to absorb cumulative prior losses that had previously been recognized by us.

For the nine months ended September 30, 2015, compared to the same period in 2014, equity in earnings of equity method investments decreased by $2.6 million. These changes are primarily due to capital contributions from our partners to partially fund cumulative losses that had previously been recognized on our Shelborne investment. Such capital contributions resulted in income attributable to us of $6.5 million based upon the hypothetical liquidation at book value method of accounting during the nine months ended September 30, 2014.

Other Income and (Expenses)

Other income and (expenses) primarily consists of gains and losses on foreign currency transactions, derivative instruments, and extinguishment of debt. We and certain of our foreign consolidated subsidiaries have intercompany debt and/or advances that are not denominated in the functional currency of those subsidiaries. When the intercompany debt or accrued interest thereon is remeasured against the functional currency of the respective subsidiaries, an unrealized gain or loss on foreign currency translation may result. We also recognize gains or losses on foreign currency transactions when we repatriate cash from our foreign investments. In addition, we have certain derivative instruments, including common stock warrants and foreign currency contracts, that are not designated as hedges for accounting purposes, for which realized and unrealized gains and losses are included in earnings. The timing and amount of such gains or losses cannot always be estimated and are subject to fluctuation.

CPA®:17 – Global 9/30/2015 10-Q – 42

For the three months ended September 30, 2015, we recognized net other income of $2.1 million, which was primarily comprised of gains recognized on derivatives of $2.0 million, realized and unrealized foreign currency transaction gains related to our international investments of $0.4 million, interest income received on our cash balances held with financial institutions of $0.3 million, partially offset by other losses of $0.6 million related to the write-off of a purchase option which expired in July 2015.

For the three months ended September 30, 2014, we recognized net other expenses of $2.7 million, which was primarily comprised of realized and unrealized foreign currency transaction losses related to our international investments of $5.6 million, partially offset by interest income received on our cash balances held with financial institutions of $0.6 million and gains recognized on derivatives of $2.3 million.

For the nine months ended September 30, 2015, we recognized net other income of $2.9 million, which was primarily comprised of gains recognized on derivatives of $6.8 million and interest income received on our cash balances held with financial institutions of $1.0 million, partially offset by realized and unrealized foreign currency transaction losses related to our international investments of $4.0 million, other losses of $0.6 million related to the write-off of a purchase option which expired in July 2015, and a loss recognized on the extinguishment of debt of $0.3 million related to the prepayment of a non-recourse mortgage loan during the nine months ended September 30, 2015 (Note 11).

For the nine months ended September 30, 2014, we recognized net other expenses of $1.8 million, which was primarily comprised of realized and unrealized foreign currency transaction losses related to our international investments of $5.3 million, partially offset by gains recognized on derivatives of $2.1 million, and interest income received on our cash balances held with financial institutions of $1.7 million.

Gain on Sale of Real Estate, Net of Tax

During the nine months ended September 30, 2015, we recognized a deferred gain on sale of real estate, net of tax of $2.2 million as a result of the sale of a hotel, which occurred in the prior year period (Note 5). During the nine months ended September 30, 2014, we recognized a gain on sale of real estate, net of tax of $12.4 million as a result of the sale of the hotel. Additionally, for both the three and nine months ended September 30, 2014, we recognized a $0.8 million gain on sale of real estate, net of tax as a result of granting an easement at one of our properties.

Net Income Attributable to Noncontrolling Interests

For the nine months ended September 30, 2015, compared to the same period in 2014, net income attributable to noncontrolling interests increased by $4.8 million, primarily due to an increase of $2.3 million in the Available Cash Distributions paid to our advisor as a result of our investment activity since September 30, 2014. Additionally, our affiliate’s share of proceeds from a bankruptcy settlement claim with a former tenant received during the second quarter of 2015 was $2.1 million.

Net Income Attributable to CPA®:17 – Global

For the three and nine months ended September 30, 2015, compared to the same periods in 2014, the resulting net income attributable to CPA®:17 – Global increased by $9.8 million and $9.4 million, respectively.

Modified Funds from Operations

MFFO is a non-GAAP measure that we use to evaluate our business. For a definition of MFFO and reconciliation to net income attributable to CPA®:17 – Global, see Supplemental Financial Measures below.

For the three and nine months ended September 30, 2015, compared to the same period in 2014, MFFO increased by $7.2 million and $7.4 million, respectively, primarily due to an increase in revenues received from properties acquired and build-to-suit projects placed into service after September 30, 2014 (Note 5, Note 6). The increase during the nine months ended September 30, 2015 was also due to proceeds from a bankruptcy settlement claim with a former tenant received during the second quarter of 2015. This increase was partially offset by a decrease in Other real estate income due to the sale of a hotel that was classified as an operating property in April 2014 (Note 5) and the impact of the strengthening of the U.S. dollar relative to foreign currencies.

CPA®:17 – Global 9/30/2015 10-Q – 43

Liquidity and Capital Resources

Our principal demands for funds will be for the acquisition of real estate and real estate related investments and the payment of acquisition-related expenses, operating expenses, interest and principal on current and future indebtedness, and distributions to stockholders. We currently expect that, for the short-term, the aforementioned cash requirements will be funded by our cash on hand, financings, or unused capacity under our Revolver. We expect to meet our short-term liquidity requirements generally through existing cash balances, cash flow generated from our properties, and, if necessary, short-term borrowings.

Our liquidity would be affected adversely by unanticipated costs and greater-than-anticipated operating expenses. To the extent that our working capital reserve is insufficient to satisfy our cash requirements, additional funds may be provided from cash generated from operations or through short-term borrowings.

Sources and Uses of Cash During the Period

We expect to continue to invest in a diversified portfolio of income-producing commercial properties and other real estate-related assets. We use the cash flow generated from our investments primarily to meet our operating expenses, service debt, and fund distributions to our stockholders. Our cash flows will fluctuate periodically due to a number of factors, which may include, among other things, the timing of purchases and sales of real estate; the timing of the receipt of the proceeds from, and the repayment of, non-recourse mortgage loans and the receipt of lease revenues; whether our advisor receives fees in shares of our common stock or cash, which our board of directors must elect; the timing and characterization of distributions received from equity investments in real estate; the timing of payments of the Available Cash Distribution to our advisor; and changes in foreign currency exchange rates. Despite these fluctuations, we believe our net leases and other real estate-related assets will generate sufficient cash from operations and from equity distributions in excess of equity income in real estate to meet our normal recurring short-term and long-term liquidity needs. We may also use existing cash resources, the proceeds of non-recourse mortgage loans, unused capacity under our Revolving Credit Facility, and the issuance of additional equity securities to meet these needs. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the period are described below.

Operating Activities — Net cash provided by operating activities increased by $32.3 million during the nine months ended September 30, 2015 as compared to the same period in 2014, primarily reflecting the impact of investments acquired after September 30, 2014, proceeds from a bankruptcy settlement claim with a former tenant received during the second quarter of 2015, and our share of acquisition expenses recorded by a jointly-owned investment during the nine months ended September 30, 2014.

Investing Activities — Our investing activities are generally comprised of real estate-related transactions (purchases and sales), payment of deferred acquisition fees to our advisor related to asset acquisitions, and capitalized property-related costs.

During the nine months ended September 30, 2015, we used $197.6 million to acquire four real estate investments and invest in capital expenditures for owned real estate, and $21.4 million to fund construction costs on build-to-suit projects (Note 5, Note 6). We used $42.6 million to fund two loans receivable (Note 6). We contributed $34.0 million to jointly-owned investments, including $9.1 million to acquire a follow-on equity interest in an existing investment (Note 7). We received $20.4 million as a return of capital from our equity investments in real estate. We paid value added taxes totaling $21.2 million in connection with several international investments and recovered $15.0 million of value added taxes during the nine months ended September 30, 2015, including amounts paid in prior years. Payments of deferred acquisition fees to our advisor totaled $5.9 million (Note 4). We also had cash inflows of $4.5 million related to the change in restricted cash.

Financing Activities — During the nine months ended September 30, 2015, we paid distributions related to the fourth quarter of 2014, the first quarter of 2015, and second quarter of 2015 totaling $161.5 million to our stockholders, which were comprised of cash distributions of $83.8 million and distributions that were reinvested in shares of our common stock by stockholders through our distribution reinvestment and stock purchase plan of $77.7 million. Our gross borrowings under our Senior Credit Facility were $108.5 million and repayments were $55.0 million. We received $108.2 million in proceeds from mortgage financings related to new and existing investments (Note 11). We made scheduled and unscheduled mortgage principal installments totaling $114.9 million, and received contributions totaling $15.9 million from an affiliate that holds noncontrolling interests in various entities with us to pay off mortgage loans (Note 11). We obtained a $25.0 million loan from WPC which we repaid in full during the third quarter of 2015 (Note 4). We also paid distributions of $25.5 million to affiliates that hold noncontrolling interests in various investments jointly-owned with us.

CPA®:17 – Global 9/30/2015 10-Q – 44

Distributions

Our objectives are to generate sufficient cash flow over time to provide stockholders with distributions and to seek investments with potential for capital appreciation throughout varying economic cycles. During the nine months ended September 30, 2015, we declared distributions to our stockholders totaling $162.5 million, which were comprised of $84.7 million of cash distributions and $77.8 million of distributions reinvested by stockholders through our distribution reinvestment and stock purchase plan. We funded all of these distributions from Net cash provided by operating activities. Since inception, we have funded 98% of our cumulative distributions from Net cash provided by operating activities, with the remaining 2%, or $17.7 million, being funded primarily from proceeds of our public offerings. In determining our distribution policy during the periods in which we are investing capital, we place primary emphasis on projections of cash flow from operations, together with cash distributions from our unconsolidated investments, rather than on historical results of operations (though these and other factors may be a part of our consideration). In setting a distribution rate, we thus focus primarily on expected returns from those investments we have already made, as well as our anticipated rate of return from future investments, to assess the sustainability of a particular distribution rate over time.

Redemptions

We maintain a quarterly redemption program pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from stockholders seeking liquidity. During the nine months ended September 30, 2015, we received requests to redeem 3,089,139 shares of our common stock pursuant to our redemption plan, all of which were redeemed during the same period. The weighted-average price per share at which the shares were redeemed was $9.16, which is net of redemptions fees, totaling $28.3 million.

Summary of Financing

The table below summarizes our non-recourse debt and Senior Credit Facility (dollars in thousands):

	September 30, 2015	December 31, 2014
Carrying Value
Fixed rate	$1,225,016	$1,259,320
Variable rate:
Senior Credit Facility	53,706	—
Non-recourse debt:
Amount subject to interest rate swaps	420,334	434,202
Floating interest rate mortgage loans	169,529	166,932
Amount of fixed rate debt subject to interest rate reset features	35,963	36,035
	625,826	637,169
	$1,904,548	$1,896,489
Percent of Total Debt
Fixed rate	64%	66%
Variable rate	36%	34%
	100%	100%
Weighted-Average Interest Rate at End of Period
Fixed rate	5.2%	5.3%
Variable rate (a)	3.8%	4.0%
__________

(a)	The impact of our derivative instruments is reflected in the weighted-average interest rates.

CPA®:17 – Global 9/30/2015 10-Q – 45

Cash Resources

At September 30, 2015, our cash resources consisted primarily of cash and cash equivalents totaling $94.8 million. Of this amount, $37.4 million, at then-current exchange rates, was held in foreign subsidiaries, but we could be subject to restrictions or significant costs should we decide to repatriate these amounts. We also had our Senior Credit Facility with unused capacity of $196.2 million, as well as unleveraged properties that had an aggregate carrying value of $375.4 million at September 30, 2015, although there can be no assurance that we would be able to obtain financing for these properties. Our cash resources may be used for future investments and can be used for working capital needs, other commitments, and distributions to our stockholders.

Cash Requirements

During the next 12 months, we expect that our cash requirements will include payments to acquire new investments, funding capital commitments such as build-to-suit projects and ADC Arrangements, paying distributions to our stockholders and to our affiliates that hold noncontrolling interests in entities we control, and making scheduled mortgage loan principal payments, paydowns of the Revolver, as well as other normal recurring operating expenses. Balloon payments totaling $193.9 million and $16.7 million on our consolidated and unconsolidated mortgage loan obligations, respectively, are also due during the next 12 months. Our advisor is actively seeking to refinance certain of these loans, although there can be no assurance that it will be able to do so on favorable terms, if at all. Capital and other lease commitments totaling $6.0 million are expected to be funded during the next 12 months. We expect to fund future investments, capital commitments, any capital expenditures on existing properties, scheduled and unscheduled debt payments on our mortgage loans, and paydowns of the Revolver through the use of our cash reserves, cash generated from operations, and proceeds from our distribution reinvestment and stock purchase plan.

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements, and other contractual obligations (primarily our capital commitments and lease obligations) at September 30, 2015, and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Non-recourse debt — principal (a)	$1,853,194	$221,032	$503,781	$96,006	$1,032,375
Senior Credit Facility — principal (b)	53,774	—	53,774	—	—
Deferred acquisition fees — principal	6,748	4,379	2,369	—	—
Interest on borrowings and deferred acquisition fees	453,122	91,434	138,218	110,819	112,651
Capital commitments (c)	4,191	3,861	—	330	—
Operating and other lease commitments (d)	72,468	2,116	6,801	6,130	57,421
Asset retirement obligations, net (e)	24,958	—	—	—	24,958
	$2,468,455	$322,822	$704,943	$213,285	$1,227,405
__________

(a)	Excludes $2.4 million of unamortized discount, net, on three notes, which was included in Non-recourse debt at September 30, 2015.

(b)	Excludes $0.1 million of unamortized discount on our Senior Credit Facility, which is scheduled to mature on August 26, 2018, unless extended pursuant to its terms.

(c)	Capital commitments include (i) current build-to-suit projects of $3.6 million (Note 5), and (ii) $0.6 million related to other construction commitments.

(d)
Operating commitments consist of rental obligations under ground leases. Other lease commitments consist of our share of future rents payable for the purpose of leasing office space pursuant to the advisory agreement. Amounts are allocated among WPC, the CPA® REITs, CWI, and CWI 2 (Note 4).

(e)
Represents the amount of future obligations estimated for the removal of asbestos and environmental waste in connection with several of our acquisitions, payable upon the retirement or sale of the assets.

Amounts in the table above that relate to our foreign operations are based on the exchange rate of the local currencies at September 30, 2015, which consisted primarily of the euro. At September 30, 2015, we had no material capital lease obligations for which we were the lessee, either individually or in the aggregate.

CPA®:17 – Global 9/30/2015 10-Q – 46

Equity Method Investments

We have interests in unconsolidated investments that primarily own single-tenant properties net leased to companies. The underlying investments are jointly-owned with our affiliates and with third parties. At September 30, 2015, on a combined basis, these investments had total assets of approximately $1.7 billion and third-party non-recourse mortgage debt of $960.3 million. At that date, our pro rata share of the aggregate debt for these investments was $391.8 million. In addition, we have a limited liability interest, with a carrying value of $39.7 million as of September 30, 2015, in a company that owns an interest in a cold storage operator. Cash requirements with respect to our share of these debt obligations are discussed above under Cash Requirements.

Supplemental Financial Measures

In the real estate industry, analysts and investors employ certain non-GAAP supplemental financial measures in order to facilitate meaningful comparisons between periods and among peer companies. Additionally, in the formulation of our goals and in the evaluation of the effectiveness of our strategies, we use FFO and MFFO, which are supplemental non-GAAP measures. We believe that these non-GAAP measures are useful to investors to consider because they may assist them to better understand and measure the performance of our business over time and against similar companies. A description of FFO and MFFO and reconciliations of FFO and MFFO to the most directly comparable GAAP measures are provided below.

FFO and MFFO

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

The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances and/or is requested or required by lessees for operational purposes in order to maintain the value disclosed. We believe that, since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment, and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative. Historical accounting for real estate involves the use of GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP. Nevertheless, we believe that the use of FFO, which excludes the impact of real estate-related depreciation and amortization, as well as impairment charges of real estate-related assets, provides a more complete understanding of our performance to investors and to management; and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. In particular, we believe it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions, which can change over time. An asset will only be evaluated for impairment if certain impairment indicators exist. Then a two-step process is performed, of which first is to determine whether an asset is impaired by comparing the carrying value, or book value, to the total estimated undiscounted future cash flows (including net rental and lease revenues, net proceeds on the sale of the property, and any other ancillary cash flows at a property or group level under GAAP) from such asset, then measure the impairment loss as the excess of the carrying value over its estimated fair value. It should be noted, however, that determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property (including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows) are taken into account in determining

CPA®:17 – Global 9/30/2015 10-Q – 47

whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of FFO described above due to the fact that impairments are based on estimated future undiscounted cash flows, it could be difficult to recover any impairment charges. However, FFO and MFFO, as described below, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating the operating performance of the company. The method utilized to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP FFO and MFFO measures and the adjustments to GAAP in calculating FFO and MFFO.

Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) were put into effect in 2009. These other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, such as acquisition fees that are typically accounted for as operating expenses. Management believes these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. While other start-up entities may also experience significant acquisition activity during their initial years, we believe that non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after acquisition activity ceases. We intend to begin the process of achieving a liquidity event (i.e., listing of our common stock on a national exchange, a merger or sale of our assets, or another similar transaction) within eight to 12 years following the investment of substantially all of the net proceeds from our initial public offering, which occurred in April 2011. Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association, an industry trade group, has standardized a measure known as MFFO, which the Investment Program Association has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate supplemental non-GAAP measure to reflect the operating performance of a non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO, and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring properties and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance now that our offering has been completed and once all of our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance, with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. MFFO should only be used to assess the sustainability of a company’s operating performance after a company’s offering has been completed and properties have been acquired, as it excludes acquisition costs that have a negative effect on a company’s operating performance during the periods in which properties are acquired.

We define MFFO consistent with the Investment Program Association’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations, or the Practice Guideline, issued by the Investment Program Association in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of GAAP net income: acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above- and below-market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; nonrecurring impairments of real estate-related investments (i.e., infrequent or unusual, not reasonably likely to recur in the ordinary course of business); mark-to-market adjustments included in net income; nonrecurring gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives, or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and jointly-owned investments, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, nonrecurring unrealized gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses that are unrealized and may not ultimately be realized. While we are responsible for managing interest rate, hedge, and foreign exchange risk, we retain an outside consultant to review all our hedging agreements. Since interest rate hedges are not a fundamental part of our operations,

CPA®:17 – Global 9/30/2015 10-Q – 48

we believe it is appropriate to exclude such infrequent gains and losses in calculating MFFO, as such gains and losses are not reflective of on-going operations.

Our MFFO calculation complies with the Investment Program Association’s Practice Guideline described above. In calculating MFFO, we exclude acquisition-related expenses, amortization of above- and below-market leases, fair value adjustments of derivative financial instruments, deferred rent receivables, and the adjustments of such items related to noncontrolling interests. Under GAAP, acquisition fees and expenses are characterized as operating expenses in determining operating net income. These expenses are paid in cash by a company. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by the company, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses, and other costs related to such property. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, we view fair value adjustments of derivatives and gains and losses from dispositions of assets as infrequent items or items that are unrealized and may not ultimately be realized, and which are not reflective of on-going operations and are therefore typically adjusted for assessing operating performance.

Our management uses MFFO and the adjustments used to calculate it in order to evaluate our performance against other non-listed REITs, which have limited lives with short and defined acquisition periods and targeted exit strategies shortly thereafter. As noted above, MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate in this manner. We believe that MFFO and the adjustments used to calculate it allow us to present our performance in a manner that takes into account certain characteristics unique to non-listed REITs, such as their limited life, defined acquisition period, and targeted exit strategy, and is therefore a useful measure for investors. For example, acquisition costs are generally funded from the proceeds of our offering and other financing sources and not from operations. By excluding expensed acquisition costs, the use of MFFO provides information consistent with management’s analysis of the operating performance of the properties. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such changes that may reflect anticipated and unrealized gains or losses, we believe MFFO provides useful supplemental information.

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

CPA®:17 – Global 9/30/2015 10-Q – 49

FFO and MFFO were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014 (a)	2015	2014 (a)
Net income attributable to CPA®:17 – Global	$20,052	$10,290	$63,071	$53,696
Adjustments:
Depreciation and amortization of real property	26,785	25,273	78,503	76,622
Gain on sale of real estate	—	(790)	(2,197)	(4,251)
Proportionate share of adjustments to equity in net income of partially-owned entities to arrive at FFO:
Depreciation and amortization of real property	8,059	7,199	23,599	20,016
Proportionate share of adjustments for noncontrolling interests to arrive at FFO	(137)	(172)	(423)	(527)
Total adjustments	34,707	31,510	99,482	91,860
FFO attributable to CPA®:17 – Global — as defined by NAREIT	54,759	41,800	162,553	145,556
Adjustments:
Straight-line and other rent adjustments (b)	(5,445)	(4,632)	(15,285)	(14,437)
Realized (gains) losses on foreign currency, derivatives and other	(944)	1,599	(5,285)	2,392
Unrealized (gains) losses on foreign currency, derivatives, and other	(918)	1,781	2,963	1,390
Above- and below-market rent intangible lease amortization, net (c)	(361)	(91)	(1,054)	(236)
Amortization of premiums (accretion of discounts) on debt investments, net	259	(47)	340	(336)
Loss (gain) on extinguishment of debt	5	(2)	275	268
Impairment charges (d)	—	—	1,023	—
Acquisition expenses (e)	—	—	643	1,401
Unrealized gains on mark-to-market adjustments	—	(81)	—	(210)
Proportionate share of adjustments to equity in net income of partially-owned entities to arrive at MFFO:
Above- and below-market rent intangible lease amortization, net (c)	334	318	706	926
Acquisition expenses (e)	205	(7)	541	3,991
Realized (gains) losses on foreign currency, derivatives, and other	(133)	12	164	17
Amortization of premiums on debt investments, net	95	—	284	—
Straight-line and other rent adjustments (b)	(64)	(99)	(205)	(437)
Unrealized losses on mark-to-market adjustments	—	49	—	161
Unrealized losses on foreign currency, derivatives, and other	—	15	—	15
Proportionate share of adjustments for noncontrolling interests to arrive at MFFO	116	58	290	109
Total adjustments	(6,851)	(1,127)	(14,600)	(4,986)
MFFO attributable to CPA®:17 – Global	$47,908	$40,673	$147,953	$140,570
__________

CPA®:17 – Global 9/30/2015 10-Q – 50

(a)
In the course of preparing our 2014 consolidated financial statements, we discovered an error related to our accounting for a subsidiary’s functional currency. We corrected this error, and other errors previously recorded as out-of-period adjustments, and revised our consolidated financial statements for all prior periods impacted. Accordingly, our financial results for the prior periods presented herein have been revised for the correction of such errors (Note 2). The correction of errors resulted in decreases to Net income attributable to CPA®:17 – Global of $4.9 million, FFO of $4.3 million, and MFFO of $0.2 million for the three months ended September 30, 2014, and decreases to Net income attributable to CPA®:17 – Global of $6.4 million, FFO of $4.3 million, and MFFO of $0.7 million for the nine months ended September 30, 2014.

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

(d)
Impairment charges were incurred on our CMBS portfolio and are considered non-real estate impairments. As such, these impairment charges were not included as an add back adjustment in our computation of FFO, as defined by NAREIT, but are included as an adjustment in arriving at MFFO because these charges are not directly related or attributable to our operations.

(e)
Prior to the first quarter of 2015, includes Acquisition expenses and amortization of deferred acquisition fees. Amortization of deferred acquisition fees totaled $0.8 million and $2.2 million for the three and nine months ended September 30, 2015, respectively, and is included in depreciation and amortization of real property. In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs and amortization of deferred acquisition fees, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income, a performance measure under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to stockholders, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property.

CPA®:17 – Global 9/30/2015 10-Q – 51

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, and equity prices. The primary risks that we are exposed to are interest rate risk and foreign currency exchange risk. We are also exposed to further market risk as a result of tenant concentrations in certain industries and/or geographic regions, since adverse market factors can affect the ability of tenants in a particular industry/region to meet their respective lease obligations. In order to manage this risk, our advisor views our collective tenant roster as a portfolio and attempts to diversify such portfolio so that we are not overexposed to a particular industry or geographic region.

Generally, we do not use derivative instruments to hedge credit/market risks or for speculative purposes. However, from time to time, we may enter into foreign currency forward contracts to hedge our foreign currency cash flow exposures.

Interest Rate Risk

The values of our real estate, related fixed-rate debt obligations, our Senior Credit Facility, and our loans receivable investments are subject to fluctuations based on changes in interest rates. The value of our real estate is also subject to fluctuations based on local and regional economic conditions and changes in the creditworthiness of lessees, which may affect our ability to refinance property-level mortgage debt when balloon payments are scheduled, if we do not choose to repay the debt when due. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions, and other factors beyond our control. An increase in interest rates would likely cause the fair value of assets to decrease. Increases in interest rates may also have an impact on the credit profile of certain tenants.

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we have historically attempted to obtain non-recourse mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our joint investment partners have obtained, and may in the future obtain, variable-rate non-recourse mortgage loans, and, as a result, we have entered into, and may continue to enter into, interest rate swap agreements or interest rate cap agreements with lenders. Interest rate swap agreements effectively convert the variable-rate debt service obligations of a loan to a fixed rate, while interest rate cap agreements limit the underlying interest rate from exceeding a specified strike rate. Interest rate swaps are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flows over a specific period, and interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments that, where applicable, are designated as cash flow hedges on the forecasted interest payments on the debt obligation. The face amount on which the swaps or caps are based is not exchanged. Our objective in using these derivatives is to limit our exposure to interest rate movements. At September 30, 2015, we estimated that the total fair value of our interest rate swaps, which are included in Other assets, net and Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was in a net liability position of $13.7 million (Note 10).

At September 30, 2015, all of our debt either bore interest at fixed rates, bore interest at floating rates, was swapped to a fixed rate, or bore interest at fixed rates that were scheduled to convert to then-prevailing market fixed rates at certain future points during their term. The annual interest rates on our fixed-rate debt at September 30, 2015 ranged from 2.0% to 7.5%. The contractual annual interest rates on our variable-rate debt at September 30, 2015 ranged from 1.6% to 6.1%. Our debt obligations are more fully described under Liquidity and Capital Resources – Summary of Financing in Item 2 above. The following table presents principal cash outflows for the remainder of 2015, each of the next four calendar years following December 31, 2015, and thereafter, based upon expected maturity dates of our debt obligations outstanding at September 30, 2015 (in thousands):

	2015 (Remainder)	2016	2017	2018	2019	Thereafter	Total	Fair value
Fixed-rate debt (a)	$4,621	$44,941	$178,064	$25,750	$36,009	$934,876	$1,224,261	$1,268,445
Variable-rate debt (a) (b)	$1,451	$188,506	$168,534	$172,168	$2,547	$149,501	$682,707	$681,695
__________

(a)	Amounts are based on the exchange rate at September 30, 2015, as applicable.

(b)	Includes $53.8 million outstanding under our Senior Credit Facility, which is scheduled to mature on August 26, 2018, unless extended pursuant to its terms.

CPA®:17 – Global 9/30/2015 10-Q – 52

The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates, or has effectively been converted to a fixed rate through the use of interest rate swaps, is affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at September 30, 2015 by an aggregate increase of $61.6 million or an aggregate decrease of $75.9 million, respectively. Annual interest expense on our unhedged variable-rate debt that does not bear interest at fixed rates at September 30, 2015 would increase or decrease by $2.2 million for each respective 1% change in annual interest rates.

As more fully described under Liquidity and Capital Resources – Summary of Financing in Item 2 above, our variable-rate debt in the table above bore interest at fixed rates at September 30, 2015, but has interest rate reset features that will change the fixed interest rates to then-prevailing market fixed rates at certain points during their term. This debt is generally not subject to short-term fluctuations in interest rates.

Foreign Currency Exchange Rate Risk

We own investments in Europe and Asia, and as a result, are subject to risk from the effects of exchange rate movements primarily in the euro and, to a lesser extent, the British pound sterling, the Japanese yen, the Norwegian krone, and the Indian rupee, which may affect future costs and cash flows. Although all of our foreign investments through the third quarter of 2015 were conducted in these currencies, we may conduct business in other currencies in the future. We manage foreign currency exchange rate movements by generally placing both our debt service obligation to the lender and the tenant’s rental obligation to us in the same currency. This reduces our overall exposure to the actual equity that we have invested and the equity portion of our cash flow. In addition, we may use currency hedging to further reduce the exposure to our equity cash flow. We are generally a net receiver of these currencies (we receive more cash than we pay out), therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar, relative to the foreign currency.

We obtain mortgage financing in local currencies. To the extent that currency fluctuations increase or decrease rental revenues, as translated to U.S. dollars, the change in debt service, as translated to U.S. dollars, will partially offset the effect of fluctuations in revenue and mitigate the risk from changes in foreign currency exchange rates.

Scheduled future minimum rents, exclusive of renewals, under non-cancelable operating leases, for our consolidated foreign operations as of September 30, 2015, during the remainder of 2015, each of the next four calendar years following December 31, 2015, and thereafter, are as follows (in thousands):

Lease Revenues (a)	2015 (Remainder)	2016	2017	2018	2019	Thereafter	Total
Euro (c)	$24,390	$97,030	$96,765	$96,765	$96,765	$884,077	$1,295,792
British pound sterling (d)	1,491	5,891	5,875	5,875	5,875	64,510	89,517
Japanese yen (e)	621	2,525	2,536	2,536	2,536	5,690	16,444
	$26,502	$105,446	$105,176	$105,176	$105,176	$954,277	$1,401,753

Scheduled debt service payments (principal and interest) for mortgage notes payable for our consolidated foreign operations as of September 30, 2015, during the remainder of 2015, each of the next four calendar years following December 31, 2015, and thereafter, are as follows (in thousands):

Debt Service (a) (b)	2015 (Remainder)	2016	2017	2018	2019	Thereafter	Total
Euro (c)	$8,639	$218,835	$128,660	$63,552	$6,410	$99,406	$525,502
British pound sterling (d)	508	14,557	1,518	1,479	13,731	—	31,793
Japanese yen (e)	109	434	22,101	—	—	—	22,644
	$9,256	$233,826	$152,279	$65,031	$20,141	$99,406	$579,939
__________

(a)
Amounts are based on the applicable exchange rates at September 30, 2015. Contractual rents and debt obligations are denominated in the functional currency of the country of each property. Our foreign operations denominated in the Norwegian krone and Indian rupee are related to an unconsolidated jointly-owned investment and a foreign debenture, respectively, and are excluded from the amounts in the tables.

(b)	Interest on unhedged variable-rate debt obligations was calculated using the applicable annual interest rates and balances outstanding at September 30, 2015.

CPA®:17 – Global 9/30/2015 10-Q – 53

(c)
We estimate that, for a 1% increase or decrease in the exchange rate between the euro and the U.S. dollar, there would be a corresponding change in the projected estimated property-level cash flow at September 30, 2015 of $7.7 million.

(d)
We estimate that, for a 1% increase or decrease in the exchange rate between the British pound sterling and the U.S. dollar, there would be a corresponding change in the projected estimated property-level cash flow at September 30, 2015 of $0.6 million.

(e)
We estimate that, for a 1% increase or decrease in the exchange rate between the Japanese yen and the U.S. dollar, there would be a corresponding change in the projected estimated property-level cash flow at September 30, 2015 of less than $0.1 million.

As a result of scheduled balloon payments on international non-recourse mortgage loans, projected debt service obligations exceed projected lease revenues in 2016 and 2017. In 2016, balloon payments totaling $205.6 million are due on three non-recourse mortgage loans that are collateralized by properties that we own with affiliates. In 2017, balloon payments totaling $135.3 million are due on eight non-recourse mortgage loans that are collateralized by properties that we own with affiliates. We currently anticipate that, by their respective due dates, we will have refinanced certain of these loans, but there can be no assurance that we will be able to do so on favorable terms, if at all. If that has not occurred, we would expect to use our cash resources to make these payments, if necessary.

Concentration of Credit Risk

Concentrations of credit risk arise when a number of tenants are engaged in similar business activities or have similar economic risks or conditions that could cause them to default on their lease obligations to us. We regularly monitor our portfolio to assess potential concentrations of credit risk. While we believe our portfolio is reasonably well diversified, it does contain concentrations in excess of 10%, based on the percentage of our consolidated ABR as of September 30, 2015, in certain areas; however, there were no significant changes to our portfolio concentrations at September 30, 2015 as compared to December 31, 2014.

CPA®:17 – Global 9/30/2015 10-Q – 54

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of September 30, 2015 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

CPA®:17 – Global 9/30/2015 10-Q – 55

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the three months ended September 30, 2015, we issued 381,497 shares of our common stock to our advisor as consideration for asset management fees. These shares were issued at $9.72 per share, which represents our most recently published NAV as approved by our board of directors at the date of issuance. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(a)(2) of the Securities Act of 1933, the shares issued were deemed to be exempt from registration. In acquiring our shares, our advisor represented that such interests were being acquired by it for investment purposes and not with a view to the distribution thereof. From inception through September 30, 2015, we have issued a total of 10,029,140 shares of our common stock to our advisor as consideration for asset management fees.

Issuer Purchases of Equity Securities

The following table provides information with respect to repurchases of our common stock during the three months ended September 30, 2015:

	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or program (a)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or program (a)
2015 Period
July	—	$—	N/A	N/A
August	—	—	N/A	N/A
September	1,513,657	9.17	N/A	N/A
Total	1,513,657
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

CPA®:17 – Global 9/30/2015 10-Q – 56

Item 6. Exhibits.

The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description	Method of Filing

10.1
Credit Agreement, dated as of August 26, 2015, by and among Corporate Property Associates 17 – Global Incorporated, as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer; Bank of America, N.A., as Syndication Agent and L/C Issuer; the Other Lenders Party Hereto; J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Lead Arrangers and Joint Bookrunners; and Regions Bank, as Documentation Agent.
Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 28, 2015

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101
The following materials from Corporate Property Associates 17 – Global Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2015 and December 31, 2014, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2015 and 2014, (iv) Consolidated Statements of Equity for the nine months ended September 30, 2015 and 2014, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, and (vi) Notes to Consolidated Financial Statements.
Filed herewith

CPA®:17 – Global 9/30/2015 10-Q – 57

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corporate Property Associates 17 – Global Incorporated
Date:	November 6, 2015
		By:	/s/ Hisham A. Kader
Hisham A. Kader
Chief Financial Officer
(Principal Financial Officer)

Date:	November 6, 2015
		By:	/s/ ToniAnn Sanzone
ToniAnn Sanzone
Chief Accounting Officer
(Principal Accounting Officer)

CPA®:17 – Global 9/30/2015 10-Q – 58

EXHIBIT INDEX

The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description	Method of Filing

10.1
Credit Agreement, dated as of August 26, 2015, by and among Corporate Property Associates 17 – Global Incorporated, as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer; Bank of America, N.A., as Syndication Agent and L/C Issuer; the Other Lenders Party Hereto; J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Lead Arrangers and Joint Bookrunners; and Regions Bank, as Documentation Agent.
Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 28, 2015

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101
The following materials from Corporate Property Associates 17 – Global Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2015 and December 31, 2014, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2015 and 2014, (iv) Consolidated Statements of Equity for the nine months ended September 30, 2015 and 2014, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, and (vi) Notes to Consolidated Financial Statements.
Filed herewith