Form 10-K
period 2015-12-31
Corporate Property Associates 17 - Global INC
filed 2016-03-15
CIK 1390213

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Registrant has no active market for its common stock. Non-affiliates held 323,700,779 shares of common stock at June 30, 2015.
As of February 29, 2016, there were 339,867,059 shares of common stock of registrant outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

The registrant incorporates by reference its definitive Proxy Statement with respect to its 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of its fiscal year, into Part III of this Annual Report on Form 10-K.

Forward-Looking Statements

This Annual Report on Form 10-K, or this Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties, and other factors that may materially affect our future results, performance, achievements, or transactions. Information on factors that could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the Securities and Exchange Commission, or the SEC, including but not limited to those described in Item 1A. Risk Factors of this Report. Except as required by federal securities laws and rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements.

All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements of the registrant in Part II, Item 8. Financial Statements and Supplementary Data.

CPA®:17 – Global 2015 10-K – 1

PART I

Item 1. Business.

General Development of Business

Overview

Corporate Property Associates 17 – Global Incorporated, or CPA®:17 – Global, and, together with its consolidated subsidiaries, we, us, or our, is a publicly-owned, non-listed real estate investment trust, or REIT, that invests in a diversified portfolio of income-producing commercial properties and other real estate-related assets, both domestically and outside the United States. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income and the level of our distributions, among other factors. We conduct substantially all of our investment activities and own all of our assets through CPA®:17 Limited Partnership, which is our Operating Partnership. In addition to being a general partner and a limited partner of the Operating Partnership, we also own a 99.99% capital interest in the Operating Partnership. W. P. Carey Holdings, LLC, or Carey Holdings, also known as the Special General Partner, an indirect subsidiary of our sponsor, W. P. Carey Inc., or WPC, holds a 0.01% special general partner interest in the Operating Partnership.

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

We are managed by WPC through certain of its subsidiaries, or collectively, the advisor. WPC is a publicly-traded REIT listed on the New York Stock Exchange under the symbol “WPC.” Pursuant to an advisory agreement, the advisor provides both strategic and day-to-day management services for us, including investment research and analysis, investment financing and other investment-related services, asset management, disposition of assets, investor relations, and administrative services. The advisor also provides office space and other facilities for us. We pay asset management fees and certain transactional fees to the advisor and also reimburse the advisor for certain expenses incurred in providing services to us, including expenses associated with personnel provided for administration of our operations. The current advisory agreement is scheduled to expire on March 31, 2016, unless extended. As of December 31, 2015, the advisor also served in this capacity for Corporate Property Associates 18 – Global Incorporated, or CPA®:18 – Global, a publicly-owned, non-listed REIT with an investment strategy similar to ours, which, together with us, is referred to as the CPA® REITs. The advisor also currently serves in this capacity for Carey Watermark Investors Incorporated, or CWI 1, and Carey Watermark Investors 2 Incorporated, or CWI 2, which are publicly-owned, non-traded REITs that invest in hotel and lodging-related properties, which, together with the CPA® REITs, are referred to as the Managed REITs. WPC also advises Carey Credit Income Fund, a non-traded business development company, which, together with the Managed REITs, are referred to as the Managed Programs.

We were formed as a Maryland corporation in February 2007. We commenced our initial public offering in November 2007 and our follow-on offering in April 2011. We issued approximately 289,000,000 shares of our common stock and raised aggregate gross proceeds of approximately $2.9 billion from our initial public offering, which ended in April 2011, and our follow-on offering, which closed in January 2013. Through December 31, 2015, we have issued approximately 50,028,000 shares ($470.3 million) through our distribution reinvestment and stock purchase plan. We repurchased approximately 12,411,000 shares ($114.9 million) of our common stock under our redemption plan from inception through December 31, 2015. We intend to continue to use our cash reserves and cash generated from operations to acquire, own, and manage a portfolio of commercial properties leased to a diversified group of companies primarily on a single-tenant, net-lease basis.

CPA®:17 – Global 2015 10-K – 2

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

The advisor calculated our estimated net asset value per share, or NAV, as of December 31, 2015 to be $10.24 compared to $9.72 as of December 31, 2014.

We have no employees. At December 31, 2015, the advisor employed 314 individuals who are available to perform services for us under our agreement with the advisor (Note 3).

Financial Information About Segments

We operate in two reportable business segments: Net Lease and Self Storage. Our Net Lease segment includes our domestic and foreign investments in net-leased properties, whether they are accounted for as operating or direct financing leases. Our Self Storage segment is comprised of our investments in self-storage properties. In addition, we have our investments in loans receivable, CMBS, hotels, and other properties, which are included in our All Other category. Refer to Note 15 for financial information about our segments and geographic concentrations.

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

Our Portfolio

At December 31, 2015, our portfolio was comprised of full or partial ownership interests in 377 properties, substantially all of which were triple-net leased to 111 tenants, and totaled approximately 41 million square feet on a pro rata basis. The remainder of our portfolio at that date was comprised of interests in 71 self-storage properties and one hotel property, for an aggregate of approximately 5 million square feet. Our operating real estate includes full ownership interests in 66 self-storage properties. The remaining five self-storage properties and the hotel are accounted for under the equity method of accounting. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Portfolio Overview for more information about our portfolio.

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

CPA®:17 – Global 2015 10-K – 3

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

Our current intention is to consider alternatives for providing liquidity to our stockholders beginning in April 2019, which is eight years after the investment of substantially all of the net proceeds from our initial public offering, although we may also consider liquidity alternatives prior to that time. We may provide liquidity for our stockholders through sales of assets (either on a portfolio basis or individually), a listing of our shares on a stock exchange, a merger (which may include a merger with one or more of the Managed REITs or the advisor), or another transaction approved by our board of directors. We are under no obligation to liquidate our portfolio within any particular period since the precise timing will depend on real estate and financial markets, economic conditions of the areas in which the properties are located, and tax effects on stockholders that may prevail in the future. Furthermore, there can be no assurance that we will be able to consummate a liquidity event. In the two most recent instances in which stockholders of non-traded REITs managed by the advisor were provided with liquidity, Corporate Property Associates 15 Incorporated, or CPA®:15, and Corporate Property Associates 16 – Global Incorporated, or CPA®:16 – Global, merged with and into subsidiaries of the advisor on September 28, 2012 and January 31, 2014, respectively. Prior to that, the liquidating entity merged with another, later-formed REIT managed by WPC, as with the merger of Corporate Property Associates 14 Incorporated, or CPA®:14, with CPA®:16 – Global on May 2, 2011.

Financing Strategies

Consistent with our investment policies, we use leverage when available on terms we believe are favorable. We will generally borrow in the same currency that is used to pay rent on the property. This enables us to hedge a significant portion of our currency risk on international investments. We, through the subsidiaries we form to make investments, will generally seek to borrow on a non-recourse basis and in amounts that we believe will maximize the return to our stockholders, although we also borrow at the corporate level. The use of non-recourse financing may allow us to improve returns to our stockholders and to limit our exposure on any investment to the amount invested. Non-recourse indebtedness means the indebtedness of the borrower or its subsidiaries that is secured only by the assets to which such indebtedness relates without recourse to the borrower or any of its subsidiaries, other than in case of customary carve-outs for which the borrower or its subsidiaries acts as guarantor in connection with such indebtedness, such as fraud, misappropriation, misapplication of funds, environmental conditions, and material misrepresentation. Since non-recourse financing generally restricts the lender’s claim on the assets of the borrower, the lender generally may only take back the asset securing the debt, which protects our other assets. In some cases, particularly with respect to non-U.S. investments, the lenders may require that they have recourse to other assets owned by a subsidiary borrower, in addition to the asset securing the debt. Such recourse generally would not extend to the assets of our other subsidiaries. Lenders typically seek to include change of control provisions in the terms of a loan, making the termination or replacement of the advisor, or the dissolution of the advisor, events of default or events requiring the immediate repayment of the full outstanding balance of the loan. While we attempt through negotiations not to include such provisions, lenders may require them. During 2015, we entered into the Senior Credit Facility (Note 10), in order to increase financial flexibility and our range of capital sources. The Senior Credit Facility, which is unsecured, is intended to be used for the working capital needs of the Company and its subsidiaries as well as for other general corporate purposes.

CPA®:17 – Global 2015 10-K – 4

At December 31, 2015, our total borrowings were approximately 59% of the value of our investments. Aggregate borrowings on our portfolio as a whole may not exceed, on average, the lesser of 75% of the total costs of all investments or 300% of our net assets, unless the excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with the reason for the excess. Net assets are our total assets (other than intangibles), valued at cost before deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities.

Investment Strategies

Long-Term Net-Leased Assets

We invest primarily in income-producing commercial real estate properties that are, upon acquisition, improved or being developed or that are to be developed within a reasonable period after acquisition. Most of our acquisitions are subject to long-term net leases, which require the tenant to pay substantially all of the costs associated with operating and maintaining the property. In analyzing potential investments, the advisor reviews various aspects of a transaction, including tenant underlying real estate fundamentals, to determine whether a potential investment and lease can be structured to satisfy our investment criteria. In evaluating net-lease transactions, the advisor generally considers, among other things, the following aspects of each transaction:

Tenant/Borrower Evaluation — The advisor evaluates each potential tenant or borrower for its creditworthiness, typically considering factors such as management experience, industry position and fundamentals, operating history, and capital structure, as well as other factors that may be relevant to a particular investment. The advisor seeks opportunities in which it believes the tenant may have a stable or improving credit profile or credit potential that has not been fully recognized by the market. Whether a prospective tenant or borrower is creditworthy is determined by the advisor’s investment department and its independent investment committee, as described below. The advisor defines creditworthiness as a risk-reward relationship appropriate to its investment strategies, which may or may not coincide with ratings issued by the credit rating agencies. As such, creditworthy does not mean “investment grade,” as defined by the credit rating agencies.

The advisor generally seeks investments in facilities that it believes are critical to a tenant’s current business and that it believes have a low risk of tenant default. The advisor rates each asset based on the asset’s market and liquidity and also based on how critical the asset is to the tenant’s operations. The advisor also assesses the relative risk of the portfolio quarterly. The advisor evaluates the credit quality of our tenants utilizing an internal five-point credit rating scale, with one representing the highest credit quality (investment grade or equivalent) and five representing the lowest (bankruptcy or foreclosure). Investment grade ratings are provided by third-party rating agencies such as Standard & Poor’s Ratings Services or Moody’s Investors Service, although the advisor may determine that a tenant is equivalent to investment grade even if the credit rating agencies have not made that determination. As of December 31, 2015, we had 10 tenants that were rated investment grade. Ratings for other tenants are generated internally utilizing metrics such as interest coverage and debt-to-earnings before interest, taxes, depreciation, and amortization, or EBITDA. These metrics are computed internally based on financial statements obtained from each tenant on a quarterly basis. Under the terms of our lease agreements, tenants are generally required to provide us with periodic financial statements. As of December 31, 2015, we had 101 non-investment grade tenants, with a weighted-average credit rating of 3.3. The aforementioned credit rating data does not include our multi-tenant property.

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

Diversification — The advisor attempts to diversify our portfolio to avoid dependence on any one particular tenant, borrower, collateral type, geographic location, or tenant/borrower industry. By diversifying the portfolio, the advisor seeks to reduce the adverse effect of a single under-performing investment or a downturn in any particular industry or geographic region. While the advisor has not endeavored to maintain any particular standard of diversity in our owned portfolio, we believe that it is reasonably well-diversified.

CPA®:17 – Global 2015 10-K – 5

Lease Terms — Generally, the net-leased properties in which we invest will be leased on a full-recourse basis to the tenants or their affiliates. In addition, the advisor seeks to include a clause in each lease that provides for increases in rent over the term of the lease. These increases are fixed or tied generally to increases in indices such as the CPI or other similar index in the jurisdiction in which the property is located, but may contain caps or other limitations, either on an annual or overall basis. In the case of retail stores and hotels, the lease may provide for participation in gross revenues of the tenant above a stated level, which we refer to as percentage rent. Alternatively, a lease may provide for mandated rental increases on specific dates or other methods.

Real Estate Evaluation — The advisor reviews and evaluates the physical condition of the property and the market in which it is located. The advisor considers a variety of factors, including current market rents, replacement cost, residual valuation, property operating history, demographic characteristics of the location and accessibility, competitive properties, and suitability for re-leasing. The advisor obtains third-party environmental and engineering reports and market studies, if needed. When considering an investment outside the United States, the advisor will also consider factors particular to the laws of foreign countries, in addition to the risks normally associated with real property investments.

Transaction Provisions to Enhance and Protect Value — The advisor attempts to include provisions in our leases it believes may help protect our investment from changes in the operating and financial characteristics of a tenant that may affect the tenant’s ability to satisfy its obligations to us or reduce the value of our investment. Such provisions include requiring our consent to specified tenant activity, requiring the tenant to provide indemnification protections, requiring the tenant to provide security deposits, and requiring the tenant to satisfy specific operating tests. The advisor may also seek to enhance the likelihood of a tenant’s lease obligations being satisfied through a guaranty of obligations from the tenant’s corporate parent or other entity, or through a letter of credit. This credit enhancement, if obtained, provides us with additional financial security. However, in markets where competition for net-lease transactions is strong, some or all of these provisions may be difficult to obtain. In addition, in some circumstances, tenants may retain the right to repurchase the property leased by the tenant. The option purchase price is generally the greater of the contract purchase price and the fair market value of the property at the time the option is exercised.

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

Operating Real Estate

Our operating real estate portfolio comprises interests in 71 self-storage properties and one hotel property. As of December 31, 2015, these properties were managed by third parties that receive management fees. We previously owned another hotel property, which we sold in October 2013 (Note 14).

Self-Storage Investments — The advisor has a team of professionals dedicated to investments in the self-storage sector. The team, which was formed in 2006, combines a rigorous underwriting process and active oversight of property managers with a goal to generate attractive risk-adjusted returns. We had full or partial ownership interests in 71 self-storage properties as of December 31, 2015. Our self-storage investments are managed by unaffiliated third parties who have been engaged by the advisor.

Other Real Estate-Related Assets

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

CPA®:17 – Global 2015 10-K – 6

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

Investment Decisions

The advisor’s investment department, under the oversight of its chief investment officer, is primarily responsible for evaluating, negotiating, and structuring potential investment opportunities for the CPA® REITs and WPC. The advisor also has an independent investment committee that provides services to the CPA® REITs and WPC. Before an investment is made, the transaction is reviewed by the investment committee. The independent investment committee is not directly involved in originating or negotiating potential investments but instead functions as a separate and final step in the investment process. The advisor places special emphasis on having experienced individuals serve on its investment committee. Subject to limited exceptions, the advisor generally will not invest in a transaction on our behalf unless it is approved by the investment committee.

The investment committee has developed policies that permit some investments to be made without committee approval. Under current policy, certain investments may be approved by either the Chairman of the investment committee or the Chief Executive Officer. Additional such delegations may be made in the future, at the discretion of the investment committee.

Competition

We face active competition from many sources for investment opportunities in commercial properties net leased to tenants both domestically and internationally. In general, we believe the advisor’s experience in real estate, credit underwriting, and transaction structuring should allow us to compete effectively for commercial properties and other real estate-related assets. However, competitors may be willing to accept rates of return, lease terms, other transaction terms, or levels of risk that we may find unacceptable.

We may also compete for investment opportunities with WPC, the other Managed Programs, and entities that may in the future be managed by the advisor. The advisor has undertaken in the advisory agreement to use its best efforts to present investment opportunities to us and to provide us with a continuing and suitable investment program. The advisor follows allocation guidelines set forth in the advisory agreement when allocating investments among us, WPC, the other Managed Programs, and entities that the advisor may manage in the future. Each quarter, our independent directors review the allocations made by the advisor during the most recently-completed quarter. Compliance with the allocation guidelines is one of the factors that our independent directors expect to consider when deciding whether to renew the advisory agreement each year.

Environmental Matters

We have invested in, and expect to continue to invest in, properties currently or historically used as industrial, manufacturing, and commercial properties. Under various federal, state, and local environmental laws and regulations, current and former owners and operators of property may have liability for the cost of investigating, cleaning up, or disposing of hazardous materials released at, on, under, in, or from the property. These laws typically impose responsibility and liability without regard to whether the owner or operator knew of or was responsible for the presence of hazardous materials or contamination, and liability under these laws is often joint and several. Third parties may also make claims against owners or operators of properties for personal injuries and property damage associated with releases of hazardous materials. As part of our efforts to mitigate these risks, we typically engage third parties to perform assessments of potential environmental risks when evaluating a new acquisition of property, and we frequently require sellers to address them before closing or obtain contractual protection (indemnities, cash reserves, letters of credit, or other instruments) from property sellers, tenants, a tenant’s parent company, or another third party to address known or potential environmental issues. With respect to our hotel and self-storage investments, which are not subject to net-lease arrangements, there is no tenant of the property to provide indemnification, so we may be

CPA®:17 – Global 2015 10-K – 7

liable for costs associated with environmental contamination in the event any such circumstances arise after we acquire the property.

Transactions With Affiliates

We have entered, and expect in the future to enter, into transactions with our affiliates, including other CPA® REITs and the advisor or its affiliates, if we believe that doing so is consistent with our investment objectives and we comply with our investment policies and procedures. These transactions typically take the form of equity investments in jointly-owned entities, direct purchases of assets, mergers, or other types of transactions. Joint ventures with affiliates of WPC are permitted only if:

•
a majority of our directors (including a majority of our independent directors) not otherwise interested in the transaction approve the allocation of the transaction among the affiliates as being fair and reasonable to us; and

•	the affiliate makes its investment on substantially the same terms and conditions as us.

Financial Information About Geographic Areas

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Portfolio Overview and Note 15 for financial information pertaining to our geographic operations.

Available Information

We will supply to any stockholder, upon written request and without charge, a copy of this Report as filed with the SEC. All filings we make with the SEC, including this Report, our quarterly reports on Form 10-Q, and our current reports on Form 8-K, and any amendments to those reports, are available for free on our website, http://www.cpa17global.com, as soon as reasonably practicable after they are filed with or furnished to the SEC. We are providing our website address solely for the information of investors. We do not intend our website to be an active link or to otherwise incorporate the information contained on our website into this Report or other filings with the SEC. Our SEC filings are available to be read or copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information regarding the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. Our filings can also be obtained for free on the SEC’s website at http://www.sec.gov. Our Code of Business Conduct and Ethics, which applies to all employees, including our Chief Executive Officer and Chief Financial Officer, is available on our website, http://www.cpa17global.com. We intend to make available on our website any future amendments or waivers to our Code of Business Conduct and Ethics within four business days after any such amendments or waivers.

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

Adverse changes in general economic conditions can negatively affect our business.

Our success is dependent upon general economic conditions in the United States and in the international geographic areas where a substantial number of our investments are located. Adverse changes in economic conditions in the United States or these countries or regions would likely have a negative impact on real estate values and, accordingly, our financial performance and our ability to pay dividends.

We may be unable to pay or maintain cash distributions or increase distributions over time.

The amount of cash we have available for distribution to stockholders is affected by many factors, such as the performance of the advisor in selecting investments for us to make, selecting tenants for our properties, and securing financing arrangements; our ability to buy properties; the amount of rental income from our properties; our operating expense levels; existing financing covenants; as well as many other variables. We may not always be in a position to pay distributions to our stockholders and any distributions we do make may not increase over time. Our board of directors, in its sole discretion, will determine on a quarterly basis the amount of cash to be distributed to our stockholders based on a number of considerations, including, but not limited to, our results of operations, cash flow and capital requirements; economic and tax considerations; our borrowing capacity;

CPA®:17 – Global 2015 10-K – 8

applicable provisions of the Maryland General Corporation Law; and other factors (including debt covenant restrictions that may impose limitations on cash payments and future acquisitions and divestitures). Our actual results may differ significantly from the assumptions used by our board of directors in establishing the distribution rate to our stockholders. There is also a risk that we may not have sufficient cash from operations to make a distribution required to maintain our REIT status. Consequently, our distribution levels are not guaranteed and may fluctuate.

Our distributions have exceeded, and may in the future exceed, our cash flow from operating activities and our earnings.

Over the life of our company, the regular quarterly cash distributions we pay are expected to be principally sourced from cash flow from operating activities as determined in accordance with U.S. generally accepted accounting principles, or GAAP. However, we have funded 1% of our cash distributions to date using net proceeds from our public offerings and there can be no assurance that our GAAP cash flow from operating activities will be sufficient to cover our future distributions. For the year ended December 31, 2015, we covered in excess of 100% of our distributions with cash flow from operating activities. If our properties do not continue to generate sufficient cash flow or our other expenses require it, we may need to use other sources of funds, such as proceeds from asset sales or borrowings, to fund distributions in order to satisfy REIT requirements. If we fund distributions from borrowings, such financing will incur interest costs and need to be repaid. The portion of our distributions that exceed our earnings and profits may represent a return of capital to our stockholders.

Stockholders’ equity interests may be diluted.

Our stockholders do not have preemptive rights to any shares of common stock issued by us in the future. Therefore, if we (i) sell shares of common stock in the future, including those issued pursuant to our distribution reinvestment and stock purchase plan, (ii) sell securities that are convertible into our common stock, (iii) issue common stock in a private placement to institutional investors, (iv) issue shares of common stock to our independent directors or to the advisor and its affiliates for payment of fees in lieu of cash, or (v) redeemed shares of common stock pursuant to our redemption program prior to obtaining a NAV, then existing stockholders and investors that purchased their shares in the initial public offering will experience dilution of their percentage ownership in us. Depending on the terms of such transactions, most notably the offering price per share, which may be less than the price paid per share in our initial public offering, and the value of our properties and other investments, existing stockholders might also experience a dilution in the book value per share of their investment in us.

The price of shares being offered through our distribution reinvestment and stock purchase plan, or DRIP, was determined by our board of directors based upon our NAV and may not be indicative of the price at which the shares would trade if they were listed on an exchange or actively traded by brokers.

The price of the shares being offered through our DRIP was determined by our board of directors in the exercise of its business judgment based upon our NAV as of December 31, 2015. The valuation methodologies underlying our estimated NAV involved subjective judgments. Valuations of real properties do not necessarily represent the price at which a willing buyer would purchase our properties; therefore, there can be no assurance that we would realize the values underlying our NAV if we were to sell our assets and distribute the net proceeds to our stockholders. In addition, the values of our assets and debt are likely to fluctuate over time. This price may not be indicative of (i) the price at which shares would trade if they were listed on an exchange or actively traded by brokers, (ii) the proceeds that a stockholder would receive if we were liquidated or dissolved, or (iii) the value of our portfolio at the time you were able to dispose of your shares.

If we recognize substantial impairment charges on our properties or investments, our net income may be reduced.

We recognized impairment charges totaling $1.0 million for the year ended December 31, 2015. In the future, may incur substantial impairment charges, which we are required to recognize: (i) whenever we sell a property for less than its carrying value or we determine that the carrying amount of the property is not recoverable and exceeds its fair value; (ii) for direct financing leases, whenever the unguaranteed residual value of the underlying property has declined on an other-than-temporary basis; and (iii) for equity investments, whenever the estimated fair value of the investment’s underlying net assets in comparison with the carrying value of our interest in the investment has declined on an other-than-temporary basis. By their nature, the timing or extent of impairment charges are not predictable. We may incur non-cash impairment charges in the future, which may reduce our net income.

CPA®:17 – Global 2015 10-K – 9

Our board of directors may change our investment policies without stockholder approval, which could alter the nature of your investment.

Our charter requires that our independent directors review our investment policies at least annually to determine that the policies are in the best interest of our stockholders. These policies may change over time. The methods of implementing our investment policies may also vary, as new investment techniques are developed. A majority of our directors (which must include a majority of the independent directors), without the approval of our stockholders, may alter our investment policies; the methods for their implementation; and our other objectives, policies, and procedures. As a result, the nature of your investment could change without your consent. A change in our investment strategy may, among other things, increase our exposure to interest rate risk, default risk, and commercial real property market fluctuations, all of which could materially adversely affect our ability to achieve our investment objectives.

We are not required to meet any diversification standards; therefore, our investments may become subject to concentration risks.

Subject to our intention to maintain our qualification as a REIT, there are no limitations on the number or value of particular types of investments that we may make. We are not required to meet any diversification standards, including geographic diversification standards. Therefore, our investments may become concentrated in type or geographic location, which could subject us to significant concentration risks with potentially adverse effects on our investment objectives.

Our success is dependent on the performance of the advisor, but the past performance of other programs managed by the advisor may not be indicative of our success.

Our ability to achieve our investment objectives and to pay distributions is largely dependent upon the performance of the advisor in the acquisition of investments, the selection of tenants, the determination of any financing arrangements, and the management of our assets. The current advisory agreement is scheduled to expire on March 31, 2016, unless renewed pursuant to its terms. The performance of past programs managed by the advisor may not be indicative of the advisor’s performance with respect to us. We cannot guarantee that the advisor will be able to successfully manage and achieve liquidity for us to the extent it has done so for prior programs.

We have invested in, and may continue to invest in, assets outside the advisor’s core expertise and incur losses as a result.

We are not restricted in the types of investments we may make; we have invested in, and may continue to invest in, assets outside the advisor’s core expertise of long-term, net-leased properties and self storage. The advisor may not be as familiar with the potential risks of investments outside net-leased properties and self-storage. If we invest in assets outside the advisor’s core expertise, such as our investments in hotels, the advisor’s reduced experience level when evaluating investments outside long-term, net-leased properties could result in diminished investment performance, which in turn could adversely affect our revenues, NAV, and distributions to stockholders.

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

CPA®:17 – Global 2015 10-K – 10

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

We may be deterred from terminating the advisory agreement because, upon certain termination events, our Operating Partnership must decide whether to exercise its right to repurchase all or a portion of Carey Holdings’ interests.

The termination or resignation of Carey Asset Management Corp. as the advisor, including by non-renewal of the advisory agreement and replacement with an entity that is not an affiliate of the advisor, would give our Operating Partnership the right, but not the obligation, to repurchase all or a portion of Carey Holdings’ special general partner interest in our Operating Partnership at a value based on the lesser of: (i) five times the amount of the last completed fiscal year’s special general partner distributions; and (ii) the discounted present value of the estimated future special general partner distributions until April 7, 2021. This repurchase could be prohibitively expensive and require the Operating Partnership to sell assets in order to complete the repurchase. If our Operating Partnership does not exercise its repurchase right and Carey Holdings’ interest is converted into a special limited partnership interest, we might be unable to find another entity that would be willing to act as our advisor while Carey Holdings owns a significant interest in the Operating Partnership. Even if we do find another entity to act as our advisor, we may be subject to higher fees than those charged by Carey Asset Management Corp. These considerations could deter us from terminating the advisory agreement.

The repurchase of Carey Holdings’ special general partner interest in our Operating Partnership upon termination of the advisor may discourage certain business combination transactions.

In the event of a merger or other extraordinary corporate transaction in which our advisory agreement is terminated and an affiliate of WPC does not replace Carey Asset Management Corp. as the advisor, the Operating Partnership must either repurchase all or a portion of Carey Holdings’ special general partner interest in our Operating Partnership at the value described in the immediately preceding risk factor or obtain Carey Holdings’ consent to the merger. This obligation may deter a transaction in which we are not the surviving entity. This deterrence may limit the opportunity for stockholders to receive a premium for their shares that might otherwise exist if a third party were to attempt to acquire us through a merger or other extraordinary corporate transaction.

Change of control provisions under our Senior Credit Facility and the financing arrangements for some of our assets could trigger a default or repayment event.

Under the Credit Agreement governing our Senior Credit Facility, a default is triggered if a change in control occurs relating to our ownership. A change of control is defined as (i) any group or person becoming the beneficial owner, directly or indirectly, of 35% or more of our equity securities entitled to vote for members of the board of directors on a fully-diluted basis; or (ii) any person or persons acting in concert acquiring, directly or indirectly, a controlling influence over our management or policies, or control over 35% or more of our equity securities entitled to vote for members of the board of directors on a fully-diluted basis. If a change of control occurs and a default is triggered under our Credit Agreement, our Senior Credit Facility may be terminated and any outstanding balances accelerated to immediate repayment.

In addition, lenders for certain financing arrangements related to our assets may request change of control provisions in their loan documentation that would make the termination or replacement of WPC or its affiliates as the advisor an event of default or an event triggering the immediate repayment of the full outstanding balance of the loan. If an event of default or a repayment event occurs with respect to any of our loans, our revenues and distributions to our stockholders may be adversely affected.

CPA®:17 – Global 2015 10-K – 11

Payment of fees to the advisor and distributions to our Special General Partner will reduce cash available for investment and distribution.

The advisor performs services for us in connection with the selection and acquisition of our investments, the management and leasing of our properties, and the administration of our other investments. Pursuant to the advisory agreement, asset management fees payable to the advisor may be paid in cash or shares of our common stock at our option, after consultation with the advisor. If the advisor receives all or a portion of its fees in cash, we will pay the advisor substantial cash fees for these services. In addition, our Special General Partner is entitled to certain distributions from our Operating Partnership. The payment of these fees and distributions will reduce the amount of cash available for investments or distribution to our stockholders.

We have limited independence from the advisor and its affiliates, who may be subject to conflicts of interest.

We delegate our management functions to the advisor, for which it earns fees pursuant to the advisory agreement. Although at least a majority of our board of directors must be independent, we have limited independence from the advisor due to the delegation of management functions. As part of its management duties, the advisor manages our business and selects our investments. The advisor and its affiliates have potential conflicts of interest in their dealings with us. Circumstances under which a conflict could arise between us and the advisor and its affiliates include:

•
the advisor is compensated for certain transactions on our behalf (e.g., acquisitions of investments, leases, sales, and financing), which may cause the advisor to engage in transactions that generate higher fees, rather than transactions that are more appropriate or beneficial for our business;

•
agreements between us and the advisor, including agreements regarding compensation, will not be negotiated on an arm’s-length basis, as would occur if the agreements were with unaffiliated third parties;

•
the acquisitions of single assets or portfolios of assets from affiliates (including WPC or the other Managed REITs), subject to our investment policies and procedures, in the form of a direct purchase of assets, a merger, or another type of transaction;

•
competition with WPC and the other entities managed by it for investments, which are resolved by the advisor (although the advisor is required to use its best efforts to present a continuing and suitable investment program to us, allocation decisions present conflicts of interest, which may not be resolved in the manner most favorable to our interests);

•
decisions regarding asset sales, which could impact the timing and amount of fees payable to the advisor, as well as allocations and distributions payable to the Special General Partner pursuant to its special general partner interests (e.g., the advisor receives asset management fees and may decide not to sell an asset; however, the Special General Partner will be entitled to certain profit allocations and cash distributions based upon sales of assets as a result of its Operating Partnership profits interest);

•	business combination transactions, including mergers with WPC or another Managed REIT;

•	decisions regarding liquidity events, which may entitle the advisor and its affiliates to receive additional fees and distributions in relation to the liquidations;

•
a recommendation by the advisor that we declare distributions at a particular rate because the advisor and Special General Partner may begin collecting subordinated fees once the applicable preferred return rate has been met;

•
disposition fees based on the sale price of assets, as well as interests in disposition proceeds based on net cash proceeds from the sale, exchange, or other disposition of assets, may cause a conflict between the advisor’s desire to sell an asset and our plans for the asset; and

•	the termination and negotiation of the advisory agreement and other agreements with the advisor and its affiliates.

Our NAV is computed by the advisor relying in part on information that the advisor provides to a third party.

Our NAV is computed by the advisor relying in part upon an annual third-party valuation of the fair market value of our real estate and third-party estimates of the fair market value of our debt. Any valuation includes the use of estimates and our valuation may be influenced by the information provided to the third party by the advisor. Because our NAV is an estimate and can change as interest rate and real estate markets fluctuate, there is no assurance that a stockholder will realize such NAV in connection with any liquidity event.

CPA®:17 – Global 2015 10-K – 12

We face competition from the advisor and its affiliates in the purchase, sale, lease, and operation of properties.

WPC and its affiliates specialize in providing lease financing services to corporations and in sponsoring funds that invest in real estate, such as CPA®:18 – Global, and to a lesser extent, the other Managed Programs. WPC and CPA®:18 – Global have investment policies and return objectives that are similar to ours and they, as well as the other Managed Programs, are currently actively seeking opportunities to invest capital. Therefore, WPC and its affiliates, including the other Managed Programs, and future entities advised by WPC, may compete with us with respect to properties; potential purchasers, sellers, and lessees of properties; and mortgage financing for properties. We do not have a non-competition agreement with WPC or the other Managed Programs and there are few restrictions on WPC’s ability to sponsor or manage funds or other investment vehicles that may compete with us in the future. Some of the entities formed and managed by WPC may be focused specifically on particular types of investments and receive preference in the allocation of those types of investments.

We face active competition from unrelated parties for the investments we make.

We face active competition for our investments from many sources, including insurance companies, credit companies, pension funds, private individuals, financial institutions, finance companies, investment companies, and other REITs. We also face competition from institutions that provide or arrange for other types of commercial financing through private or public offerings of equity or debt or traditional bank financings. These institutions may accept greater risk or lower returns, allowing them to offer more attractive terms to prospective tenants. In addition, when evaluating acceptable rates of return on our behalf, our advisor considers a variety of factors, such as the cost of raising capital, the amount of revenue it can earn, and our performance hurdle rate. These factors may limit the number of investments that our advisor makes on our behalf. Our advisor believes that the investment community remains risk averse and that the net lease financing market is perceived as a relatively conservative investment vehicle. Accordingly, it expects increased competition for investments, both domestically and internationally. Further capital inflows into our marketplace will place additional pressure on the returns that we can generate from our investments, as well as our advisor’s willingness and ability to execute transactions. In addition, the majority of our current investments are in single-tenant commercial properties that are subject to triple-net leases. Many factors, including changes in tax laws or accounting rules, may make these types of sale-leaseback transactions less attractive to potential sellers and lessees.

If we internalize our management functions, stockholders’ interests could be diluted and we could incur significant self-management costs.

In the future, our board of directors may consider internalizing the functions currently performed for us by the advisor by, among other methods, acquiring the advisor. The method by which we could internalize these functions could take many forms. There is no assurance that internalizing our management functions will be beneficial to us and our stockholders. There is also no assurance that the key employees of the advisor who perform services for us would elect to work directly for us, instead of remaining with the advisor or another affiliate of WPC. An acquisition of the advisor could also result in dilution of your interests as a stockholder and could reduce earnings per share and funds from operations, or FFO, per share. Additionally, we may not realize the perceived benefits, be able to properly integrate a new staff of managers and employees, or be able to effectively replicate the services provided previously by the advisor. Internalization transactions, including the acquisition of advisors or property managers affiliated with entity sponsors, have also, in some cases, been the subject of litigation. Even if these claims are without merit, we could be forced to spend significant resources defending claims, which would reduce the amount of funds available for us to invest in properties or other investments and to pay distributions. All of these factors could have a material adverse effect on our results of operations, financial condition, and ability to pay distributions.

We could be adversely affected if the advisor completed an internalization with another Managed Program.

If WPC were to sell or otherwise transfer its advisory business to another Managed Program, we could be adversely affected because the advisor could be incentivized to make decisions regarding investment allocation, asset management, liquidity transactions, and other matters that are more favorable to its Managed Program owner than to us. If we terminate the advisory agreement and repurchase the Special General Partner’s interest in our Operating Partnership, which we would have the right to do in such circumstances, the costs to us could be substantial and we may have difficulty finding a replacement advisor that would perform at a level at least as high as that of the advisor.

CPA®:17 – Global 2015 10-K – 13

The advisor may hire subadvisors without stockholder consent.

The advisor has the right to appoint one or more subadvisors with additional expertise in our target asset classes to assist the advisor with investment decisions and asset management. We do not have control over which subadvisors the advisor may choose and the advisor may not have the necessary expertise to effectively monitor the subadvisors’ investment decisions.

Our ability to fully control the management of our net-leased properties may be limited.

The tenants or managers of net-leased properties are responsible for maintenance and other day-to-day management of the properties. If a property is not adequately maintained in accordance with the terms of the applicable lease, we may incur expenses for deferred maintenance expenditures or other liabilities once the property becomes free of the lease. While our leases generally provide for recourse against the tenant in these instances, a bankrupt or financially-troubled tenant may be more likely to defer maintenance and it may be more difficult to enforce remedies against such a tenant. In addition, to the extent tenants are unable to successfully conduct their operations, their ability to pay rent may be adversely affected. Although we endeavor to monitor, on an ongoing basis, compliance by tenants with their lease obligations and other factors that could affect the financial performance of our properties, such monitoring may not always ascertain or forestall deterioration either in the condition of a property or the financial circumstances of a tenant.

Our participation in joint ventures creates additional risk.

From time to time, we participate in joint ventures to purchase assets together with the other CPA® REITs and/or WPC and its other affiliates, and may do so as well with third parties. There are additional risks involved in joint venture transactions. As a co-investor in a joint venture, we would not be in a position to exercise sole decision-making authority relating to the property, the joint venture, or our investment partner. In addition, there is the potential that our joint venture partner may become bankrupt or that we may have diverging or inconsistent economic or business interests. These diverging interests could, among other things, expose us to liabilities in the joint venture in excess of our proportionate share of those liabilities. The partition rights of each owner in a jointly-owned property could reduce the value of each portion of the divided property. In addition, the fiduciary obligation that the advisor or members of our board of directors may owe to our partner in an affiliated transaction may make it more difficult for us to enforce our rights.

Our operations could be restricted if we become subject to the Investment Company Act and your investment return, if any, may be reduced if we are required to register as an investment company under the Investment Company Act.

A person will generally be deemed to be an “investment company” for purposes of the Investment Company Act of 1940, or the Investment Company Act, if:

•	it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, or trading in securities; or

•
it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, which is referred to as the “40% test.”

We believe that we and our subsidiaries are engaged primarily in the business of acquiring and owning interests in real estate. We do not hold ourselves out as being engaged primarily in the business of investing, reinvesting, or trading in securities. Accordingly, we do not believe that we are an investment company as defined under the Investment Company Act. If we were required to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things, (i) limitations on our capital structure (including our ability to use leverage), (ii) restrictions on specified investments, (iii) prohibitions on proposed transactions with “affiliated persons” (as defined in the Investment Company Act), and (iv) compliance with reporting, record keeping, voting, proxy disclosure, and other rules and regulations that would significantly increase our operating expenses.

Securities issued by majority-owned subsidiaries, such as our operating partnership, are excepted from the term “investment securities” for purposes of the 40% test described in the second bullet point above because they are not themselves investment companies and do not rely on the exception from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act, hence our operating partnership generally expects to satisfy the 40% test. However, depending on the nature of its investments, our operating partnership may rely upon the exclusion from registration as an investment company pursuant to Section 3(c)(5)(C) of the Investment Company Act, which is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This

CPA®:17 – Global 2015 10-K – 14

exclusion generally requires that at least 55% of the operating partnership’s assets must be comprised of qualifying real estate assets and at least 80% of its portfolio must be comprised of qualifying real estate assets and real estate-related assets. Qualifying assets for this purpose include mortgage loans and other assets, including certain mezzanine loans and B notes, that the SEC staff in various no-action letters has affirmed can be treated as qualifying assets. We treat the following as real estate-related assets: CMBS, debt and equity securities of companies primarily engaged in real estate businesses, and securities issued by pass-through entities of which substantially all the assets consist of qualifying assets and/or real estate-related assets. We rely on guidance published by the SEC staff or on our analyses of guidance published with respect to other types of assets to determine which assets are qualifying real estate assets and real estate-related assets. In August 2011, the SEC issued a concept release soliciting public comment on a wide range of issues relating to Section (3)(c)(5)(C), including the nature of the assets that qualify for purposes of the exemption and whether mortgage REITs should be regulated in a manner similar to investment companies. There can be no assurance that the laws and regulations governing the Investment Company Act status of REITs, including the guidance of the SEC or its staff regarding this exclusion, will not change in a manner that adversely affects our operations. To the extent that the SEC staff publishes new or different guidance with respect to these matters, we may be required to adjust our strategy accordingly. In addition, we may be limited in our ability to make certain investments and these limitations could result in the operating partnership holding assets we might wish to sell or selling assets we might wish to hold.

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

To maintain compliance with an Investment Company Act exemption or exclusion, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional income or loss generating assets that we might not otherwise have acquired, or may have to forego opportunities to acquire interests in companies that we would otherwise want to acquire and that would be important to our investment strategy. If we were required to register as an investment company, we would be prohibited from engaging in our business as currently contemplated because the Investment Company Act imposes significant limitations on leverage. In addition, we would have to seek to restructure the advisory agreement because the compensation that it contemplates would not comply with the Investment Company Act. If we fail to comply with the Investment Company Act, criminal and civil actions could be brought against us, our contracts could be unenforceable unless a court were to require enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

We use derivative financial instruments to hedge against interest rate and currency fluctuations, which could reduce the overall returns on your investment.

We use derivative financial instruments to hedge exposures to changes in interest rates and currency rates. These instruments involve risk, such as the risk that counterparties may fail to perform under the terms of the derivative contract or that such arrangements may not be effective in reducing our exposure to interest rate changes. In addition, the use of such instruments may reduce the overall return on our investments. These instruments may also generate income that may not be treated as qualifying REIT income for purposes of the 75% or 95% REIT income test. See “Because the REIT provisions of the Internal Revenue Code limit our ability to hedge effectively, the cost of our hedging may increase, and we may incur tax liabilities” below.

Because we invest in properties located outside the United States, we are exposed to additional risks.

We have invested, and may continue to invest in, properties located outside the United States. At December 31, 2015, our directly-owned real estate properties located outside of the United States represented 35% of consolidated annualized base rent, or ABR. These investments may be affected by factors particular to the local jurisdiction where the property is located and may expose us to additional risks, including:

•
enactment of laws relating to the foreign ownership of property (including expropriation of investments) or laws and regulations relating to our ability to repatriate invested capital, profits, or cash and cash equivalents back to the United States;

•	difficulty in complying with conflicting obligations in various jurisdictions and legal systems where the ability to enforce contractual rights and remedies may be more limited than under U.S. law;

•	the burden of complying with a wide variety of foreign laws, which may be more stringent than U.S. laws, including land use, zoning, and environmental laws;

CPA®:17 – Global 2015 10-K – 15

•	tax requirements vary by country and existing foreign tax laws and interpretations may change, which may result in additional taxes on our international investments;

•	changes in operating expenses, including real estate and other tax rates, in particular countries;

•	adverse market conditions caused by changes in national or local economic or political conditions;

•	changing laws or governmental rules and policies; and

•	changes in relative interest rates and the availability, cost, and terms of mortgage funds resulting from varying national economic policies.

In addition, the lack of publicly-available information in certain jurisdictions in accordance with GAAP could impair our ability to analyze transactions and may cause us to forego an investment opportunity. It may also impair our ability to receive timely and accurate financial information from tenants necessary to meet our reporting obligations to financial institutions or governmental or regulatory agencies. Certain of these risks may be greater in emerging markets and less developed countries. Further, the advisor’s expertise to date has primarily been in the United States and certain countries in Europe and Asia. The advisor has less experience in other international markets and may not be as familiar with the potential risks to our investments in these areas, which could cause us to incur losses as a result.

Our advisor may engage third-party asset managers in international jurisdictions to monitor compliance with legal requirements and lending agreements with respect to properties we own. Failure to comply with applicable requirements may expose us or our operating subsidiaries to additional liabilities.

Fluctuations in exchange rates may adversely affect our results and our NAV.

We are subject to potential fluctuations in exchange rates between foreign currencies and the U.S. dollar (our principal foreign currency exposures are to the euro and, to a lesser extent, the British pound sterling, the Japanese yen, the Indian rupee, and the Norwegian krone). We attempt to mitigate a portion of the currency fluctuation risk by financing our properties in the local currency denominations, although there can be no assurance that this will be effective. Since we have historically placed both our debt obligations and tenants’ rental obligations to us in the same currency, our results of our foreign operations are adversely affected by a stronger U.S. dollar relative to foreign currencies (i.e., absent other considerations, a stronger U.S. dollar will reduce both our revenues and our expenses), which may in turn adversely affect our NAV.

Because we use debt to finance investments, our cash flow could be adversely affected.

Historically, most of our investments have been made by borrowing a portion of the total investment and securing the loan with a mortgage on the property. We generally borrow on a non-recourse basis to limit our exposure on any property to the amount of equity invested in the property. If we are unable to make our debt payments as required, a lender could foreclose on the property or properties securing its debt. Additionally, lenders for our international mortgage loan transactions typically incorporate various covenants and other provisions that can cause a technical loan default, including loan to value ratio, debt service coverage ratio, and material adverse changes in the borrower’s or tenant’s business. Accordingly, if the real estate value declines or the tenant defaults, the lender would have the right to foreclose on its security. If any of these events were to occur, it could cause us to lose part or all of our investment, which could reduce the value of our portfolio and revenues available for distribution to our stockholders.

Some of our financing may also require us to make a balloon payment at maturity. Our ability to make such balloon payments will depend upon our ability to refinance the obligation, invest additional equity, or sell the underlying property. When a balloon payment is due, however, we may be unable to refinance the balloon payment on terms as favorable as the original loan, make the payment with existing cash or cash resources, or sell the property at a price sufficient to cover the payment. Our ability to accomplish these goals will be affected by various factors existing at the relevant time, such as the state of national and regional economies, local real estate conditions, available mortgage or interest rates, availability of credit, our equity in the mortgaged properties, our financial condition, the operating history of the mortgaged properties, and tax laws. A refinancing or sale could affect the rate of return to stockholders and the projected disposition timeline of our assets.

CPA®:17 – Global 2015 10-K – 16

Our level of indebtedness and the limitations imposed on us by our debt agreements could have significant adverse consequences.

Our consolidated indebtedness as of December 31, 2015 was approximately $2.0 billion, representing a leverage ratio (total debt less cash to EBITDA) of approximately 6.3. This consolidated indebtedness was comprised of (i) $1.9 billion in non-recourse mortgages and (ii) $113.2 million outstanding under our Senior Credit Facility. Our level of indebtedness and the limitations imposed by our debt agreements (including the Credit Agreement for our Senior Credit Facility), could have significant adverse consequences, including the following:

•	it may increase our vulnerability to general adverse economic conditions and limiting our flexibility in planning for, or reacting to, changes in our business and industry;

•
we may be required to use a substantial portion of our cash flow from operations for the payment of principal and interest on indebtedness, thereby reducing our ability to use our cash flow to fund working capital, acquisitions, capital expenditures, and general corporate requirements;

•	we may be at a disadvantage compared to our competitors with comparatively less indebtedness;

•	it could cause us to violate restrictive covenants in our debt agreements, which would entitle lenders and other debtholders to accelerate the maturity of such debt;

•	debt service requirements and financial covenants relating to our indebtedness may limit our ability to maintain our REIT qualification;

•
we may be unable to hedge our debt, counterparties may fail to honor their obligations under any of our hedge agreements, our hedge agreements may not effectively protect us from interest rate or currency fluctuation risk, and we will be exposed to existing, and potentially volatile, interest or currency exchange rates upon the expiration of any of our hedge agreements;

•	because a portion of our debt bears interest at variable rates, increases in interest rates could materially increase our interest expense;

•	we may be forced to dispose of one or more of our properties, possibly on disadvantageous terms, in order to service our debt or if we fail to meet our debt service obligations, in whole or in part;

•
upon any default on our secured indebtedness, lenders may foreclose on the properties or our interests in the entities that own the properties securing such indebtedness and receive an assignment of rents and leases; and

•
we may be unable to raise additional funds as needed or on favorable terms, which could, among other things, adversely affect our ability to capitalize upon acquisition opportunities or meet operational needs.

If any one of these events were to occur, our business, financial condition, liquidity, results of operations, earnings, and prospects, as well as our ability to satisfy all of our debt obligations (including those under our Senior Credit Facility or other similar debt securities that we may issue in the future), could be materially and adversely affected. Furthermore, foreclosures could create taxable income without accompanying cash proceeds, a circumstance that could hinder our ability to meet the REIT distribution requirements imposed by the Internal Revenue Code.

Because most of our properties are occupied by a single tenant, our success is materially dependent upon their financial stability.

Most of our properties are occupied by a single tenant; therefore, the success of our investments is materially dependent on the financial stability of these tenants. Revenues from several of our tenants/guarantors constitute a significant percentage of our revenues. Our five largest tenants/guarantors represented approximately 35% of our total revenues for the year ended December 31, 2015. Lease payment defaults by tenants could negatively impact our net income and reduce the amounts available for distribution to our stockholders. As some of our tenants may not have a recognized credit rating, these tenants may have a higher risk of lease defaults than tenants with a recognized credit rating. In addition, the bankruptcy or default of a tenant could cause the loss of lease payments as well as an increase in the costs incurred to carry the property until it can be re-leased or sold. We have had, and may in the future have, tenants file for bankruptcy protection. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-leasing our property. If a lease is terminated, there is no assurance that we will be able to re-lease the property for the rent previously received or sell the property without incurring a loss.

CPA®:17 – Global 2015 10-K – 17

The bankruptcy or insolvency of tenants or borrowers may cause a reduction in our revenue and an increase in our expenses.

Bankruptcy or insolvency of a tenant or borrower could cause: the loss of lease or interest and principal payments; an increase in the costs incurred to carry the asset; litigation; a reduction in the value of our shares; and/or a decrease in amounts available for distribution to our stockholders. Under U.S. bankruptcy law, a tenant that is the subject of bankruptcy proceedings has the option of assuming or rejecting any unexpired lease. If the tenant rejects the lease, any resulting claim we have for breach of the lease (excluding collateral securing the claim) will be treated as a general unsecured claim. The maximum claim will be capped at the amount owed for unpaid rent prior to the bankruptcy (unrelated to the termination), plus the greater of one year’s lease payments or 15% of the remaining lease payments payable under the lease (but no more than three years’ lease payments). In addition, due to the long-term nature of our leases and, in some cases, terms providing for the repurchase of a property by the tenant, a bankruptcy court could recharacterize a net-lease transaction as a secured lending transaction. If that were to occur, we would not be treated as the owner of the property, but we might have rights as a secured creditor. Those rights would not include a right to compel the tenant to timely perform its obligations under the lease but may instead entitle us to “adequate protection,” a bankruptcy concept that applies to protect against a decrease in the value of the property if the value of the property is less than the balance owed to us.

Insolvency laws outside the United States may not be as favorable to reorganization or the protection of a debtor’s rights as in the United States. Our right to terminate a lease for default may be more likely to be enforced in foreign jurisdictions where a debtor/tenant or its insolvency representative lacks the right to force the continuation of a lease without our consent. Nonetheless, such laws may permit a tenant or an appointed insolvency representative to terminate a lease if it so chooses.

In addition, in circumstances where the bankruptcy laws of the United States are considered to be more favorable to debtors and/or their reorganization, entities that are not ordinarily perceived as U.S. entities may seek to take advantage of U.S. bankruptcy laws (an entity would be eligible to be a debtor under the U.S. bankruptcy laws if it had a domicile (state of incorporation or registration), place of business, or assets in the United States). If a tenant became a debtor under U.S. bankruptcy laws, it would then have the option of assuming or rejecting any unexpired lease. As a general matter, after the commencement of bankruptcy proceedings and prior to assumption or rejection of an expired lease, U.S. bankruptcy laws provide that, until such unexpired lease is assumed or rejected, the tenant or its trustee must perform the tenant’s obligations under the lease in a timely manner. However, under certain circumstances, the time period for performance of such obligations may be extended by an order of the bankruptcy court. We and certain of the other CPA® REITs previously managed by the advisor have had tenants file for bankruptcy protection and have been involved in bankruptcy-related litigation (including with several international tenants). Historically, four of the seventeen CPA® programs managed by the advisor temporarily reduced the rate of distributions to their investors as a result of adverse developments involving tenants. Highly-leveraged tenants that experience downturns in their operating results due to adverse changes to their business or economic conditions may have a higher possibility of filing for bankruptcy or insolvency.

Similarly, if a borrower under one of our loan transactions declares bankruptcy, there may not be sufficient funds to satisfy its payment obligations to us, which may adversely affect our revenue and distributions to our stockholders. The mortgage loans that we may invest in, as well as the mortgage loans underlying the CMBS in which we have invested and may continue to invest in, may also be subject to delinquency, foreclosure, and loss, which could result in losses to us.

We may incur costs to finish build-to-suit properties.

We may acquire undeveloped land or partially developed buildings in order to construct build-to-suit facilities for a prospective tenant. The primary risks of build-to-suit projects are the potential for failing to meet an agreed-upon delivery schedule and cost-overruns, which may, among other things, cause total project costs to exceed the original appraisal and may depress our NAV until the projects come online. While some prospective tenants will bear these risks, we may be required to bear these risks in other instances, which means that (i) we may have to advance funds to cover cost overruns that we would not be able to recover through increased rent payments or (ii) that we may experience delays in the project that delay commencement of rent. We will attempt to minimize these risks through guaranteed maximum price contracts, review of contractor financials, and completing plans and specifications prior to commencement of construction. The incurrence of the additional costs described above or any non-occupancy by a prospective tenant upon completion may reduce the project’s and our portfolio’s returns or result in losses, which may adversely affect our NAV.

CPA®:17 – Global 2015 10-K – 18

We are subject to risks posed by fluctuating demand and significant competition in the self-storage industry.

Our self-storage facilities are subject to the operating risks common to the self-storage industry. These risks include, but are not limited to, the following:

•	decreases in demand for rental spaces in a particular locale;

•	changes in supply of similar or competing self-storage facilities in an area;

•	changes in market rental rates; and

•	rent defaults by customers.

Our self-storage facilities compete with other self-storage facilities in their geographic markets. As a result of competition, the self-storage facilities could experience a decrease in occupancy levels and rental rates, which would decrease our cash available for distribution. We compete in operations and for acquisition opportunities with companies that have substantial financial resources. Competition may reduce the number of suitable acquisition opportunities offered to us and increase the bargaining power of property owners seeking to sell. The self-storage industry has at times experienced overbuilding in response to perceived increases in demand. A recurrence of overbuilding may cause our self-storage properties to experience a decrease in occupancy levels, limit their ability to increase rents, and compel them to offer discounts.

A decrease in demand for self-storage space would likely have an adverse effect on revenues from our operating portfolio.

A decrease in the demand for self-storage space would likely have an adverse effect on revenues from our operating portfolio. Demand for self-storage space has been and could be adversely affected by weakness in national, regional, and local economies; changes in supply of, or demand for, similar or competing self-storage facilities in an area; and the excess amount of self-storage space in a particular market. To the extent that any of these conditions occur, they are likely to affect market rents for self-storage space, which could cause a decrease in our revenues. For the year ended December 31, 2015, revenue generated from our self-storage investments represented approximately 11% of total revenue.

We depend on the abilities of the property managers of our self-storage facilities.

We contract with independent property managers to operate our self-storage facilities on a day-to-day basis. Although we consult with the property managers with respect to strategic business plans, we may be limited, depending on the terms of the applicable management agreement, in our ability to direct the actions of the independent property managers, particularly with respect to daily operations. Thus, even if we believe that our self-storage facilities are being operated inefficiently or in a manner that does not result in satisfactory occupancy rates or operating profits, we may not have sufficient rights under a particular management agreement to force the property manager to change its method of operation. We can only seek redress if a property manager violates the terms of the applicable management agreement, and then only to the extent of the remedies provided in the agreement. We are, therefore, substantially dependent on the ability of the independent property managers to successfully operate our self-storage facilities. Some of our management agreements may have lengthy terms, may not be terminable by us before the agreement’s expiration and may require the payment of termination fees. In the event that we are able to and do replace any of our property managers, we may experience significant disruptions at the self-storage facilities, which may adversely affect our results of operations.

Short-term leases may expose us to the effects of declining market rent.

Certain types of the properties we own and may acquire, such as self-storage and multi-family properties, typically have short-term leases (generally one year or less) with tenants. There is no assurance that we will be able to renew these leases as they expire or attract replacement tenants on comparable terms, if at all.

A potential change in U.S. accounting standards regarding operating leases may make the leasing of facilities less attractive to our potential domestic tenants, which could reduce overall demand for our leasing services.

A lease is classified by a tenant as a capital lease if the significant risks and rewards of ownership are considered to reside with the tenant. This situation is generally considered to be met if, among other things, the non-cancelable lease term is more than 75% of the useful life of the asset or if the present value of the minimum lease payments equals 90% or more of the leased property’s fair value at lease inception. Under capital lease accounting for a tenant, both the leased asset and liability are reflected on their balance sheet. If the lease does not meet any of the criteria for a capital lease, the lease is considered an operating lease by the tenant and the obligation does not appear on the tenant’s balance sheet; rather, the contractual future

CPA®:17 – Global 2015 10-K – 19

minimum payment obligations are only disclosed in the footnotes thereto. Thus, entering into an operating lease can appear to enhance a tenant’s balance sheet in comparison to direct ownership. In November 2015 the Financial Accounting Standards Board directed the staff to draft a final Accounting Standards Update, or ASU, on leases for vote by written ballot. In addition, the Financial Accounting Standards Board decided that for (i) public business entities, (ii) a not-for-profit entity that has issued, or is a conduit bond obligor for, securities that are traded, listed, or quoted on an exchange or an-over-the-counter market, and (iii) an employee benefit plan that files or furnishes statements with or to the SEC (collectively referred to as “public business entities”), the final leases standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years; for all other entities, the final leases standard will be effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early application will be permitted for all entities upon issuance of the final standard. In the first quarter of 2016, the International Accounting Standards Board and the Financial Accounting Standards Board finalized their standards, which bring most leases on the balance sheet for lessees under a single model. For lessors, however, the accounting remains largely unchanged and the distinction between operating and finance leases is retained. Both standards are effective for annual reporting periods beginning on or after January 1, 2019. Changes to the accounting guidance could affect both our lease accounting, as well as that of our tenants. These changes would impact most companies but are particularly applicable to those that are significant users of real estate. The standards outline a completely new model for accounting by lessees, whereby their rights and obligations under most leases, existing and new, would be capitalized and recorded on the balance sheet. For some companies, the new accounting guidance may influence whether or not, or the extent to which, they may enter into the type of sale-leaseback transactions in which we specialize.

The value of our real estate is subject to fluctuation.

We are subject to all of the general risks associated with the ownership of real estate. While the revenues from our leases are not directly dependent upon the value of the real estate owned, significant declines in real estate values could adversely affect us in many ways, including a decline in the residual values of properties at lease expiration, possible lease abandonments by tenants, and a decline in the attractiveness of triple-net lease transactions to potential sellers. We also face the risk that lease revenue will be insufficient to cover all corporate operating expenses and debt service payments we incur. General risks associated with the ownership of real estate include:

•	adverse changes in general or local economic conditions;

•	changes in the supply of, or demand for, similar or competing properties;

•	changes in interest rates and operating expenses;

•	competition for tenants;

•	changes in market rental rates;

•	inability to lease or sell properties upon termination of existing leases;

•	renewal of leases at lower rental rates;

•	inability to collect rents from tenants due to financial hardship, including bankruptcy;

•	changes in tax, real estate, zoning, or environmental laws that adversely impact the value of real estate;

•	uninsured property liability, property damage, or casualty losses;

•	unexpected expenditures for capital improvements or to bring properties into compliance with applicable federal, state, and local laws;

•	exposure to environmental losses;

•	changes in foreign exchange rates; and

•	force majeure and other factors beyond the control of our management.

In addition, the initial appraisals that we obtain on our properties are generally based on the value of the properties when they are leased. If the leases on the properties terminate, the value of the properties may fall significantly below the appraised value, which could result in impairment charges on the properties.

CPA®:17 – Global 2015 10-K – 20

We may have difficulty selling or re-leasing our properties and this lack of liquidity may limit our ability to quickly change our portfolio in response to changes in economic or other conditions.

Real estate investments are generally less liquid than many other financial assets, which may limit our ability to quickly adjust our portfolio in response to changes in economic or other conditions. Some of our net leases involve properties that are designed for the particular needs of a tenant. With these properties, we may be required to renovate or make rent concessions in order to lease the property to another tenant. In addition, if we are forced to sell these properties, we may have difficulty selling it to a party other than the tenant due to the property’s unique design. These and other limitations may affect our ability to sell properties without adversely affecting returns to our stockholders.

Potential liability for environmental matters could adversely affect our financial condition.

Our properties are currently, and we expect to continue to invest in real properties historically used for industrial, manufacturing, and other commercial purposes, and some of our tenants may handle hazardous or toxic substances, generate hazardous wastes, or discharge regulated pollutants to the environment. We therefore may own properties that have known or potential environmental contamination as a result of historical or ongoing operations. Buildings and structures on the properties we purchase may have known or suspected asbestos-containing building materials. We may invest in properties located in countries that have adopted laws or observe environmental management standards that are less stringent than those generally followed in the United States, which may pose a greater risk that releases of hazardous or toxic substances have occurred. Leasing properties to tenants that engage in these activities, and owning properties historically and currently used for industrial, manufacturing, and commercial purposes, will cause us to be subject to the risk of liabilities under environmental laws. Some of these laws could impose the following on us:

•
responsibility and liability for the costs of investigation and removal (including at appropriate disposal facilities) or remediation of hazardous or toxic substances in, on, or migrating from our real property, generally without regard to our knowledge of, or responsibility for, the presence of these contaminants;

•
liability for claims by third parties based on damages to natural resources or property, personal injuries, or costs of removal or remediation of hazardous or toxic substances in, on, or migrating from our property; and

•	responsibility for managing asbestos-containing building materials and third-party claims for exposure to those materials.

Our costs of investigation, remediation, or removal of hazardous or toxic substances, or for third-party claims for damages, may be substantial and could exceed the amounts estimated and recorded within our consolidated financial statements. The presence of hazardous or toxic substances on one of our properties, or the failure to properly remediate a contaminated property, could give rise to a lien in favor of the government for costs it may incur to address the contamination, or otherwise adversely affect our ability to sell or lease the property or to borrow using the property as collateral. In addition, environmental liabilities, or costs or operating limitations imposed on a tenant by environmental laws, could affect its ability to make rental payments to us. And although we endeavor to avoid doing so, we may be required, in connection with any future divestitures of property, to provide buyers with indemnification against potential environmental liabilities.

CPA®:17 – Global 2015 10-K – 21

We and our independent property operators will rely on information technology in our operations, and any material failure, inadequacy, interruption, or security failure of that technology could harm our business.

We and our independent property operators will rely on information technology networks and systems, including the internet, to process, transmit, and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personal identifying information, reservations, billing, and operating data. We will purchase some of our information technology from third-party vendors and we will rely on commercially available systems, software, tools, and monitoring to provide security for processing, transmission, and storage of confidential customer information (e.g., individually identifiable information, including information relating to financial accounts). It is possible that our safety and security measures will not be able to prevent improper system functions, damage, or the improper access or disclosure of personally identifiable information. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers, and similar breaches, can create system disruptions, shutdowns, or unauthorized disclosure of confidential information. Any failure to maintain proper function, security, and availability of our information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties, and could have a material adverse effect on our business, financial condition, and results of operations.

The occurrence of cyber incidents to our advisor, or a deficiency in our advisor’s cyber security, could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity, or availability of information resources. More specifically, a cyber incident is an intentional attack that can include gaining unauthorized access to systems to disrupt operations, corrupt data, or steal confidential information, or an unintentional accident or error. As our advisor’s reliance on technology has increased, so have the risks posed to our advisor’s systems, both internal and those our advisor has outsourced. Our advisor may also store or come into contact with sensitive information and data. If, in handling this information, our advisor or their partners fail to comply with applicable privacy or data security laws, we could face significant legal and financial exposure to claims of governmental agencies and parties whose privacy is compromised. The three primary risks that could directly result from the occurrence of a cyber incident include operational interruption, damage to our relationship with our tenants, and private data exposure. We and our advisor maintain insurance intended to cover some of these risks, but it may not be sufficient to cover the losses from any future breaches of our advisor’s systems. Our advisor has implemented processes, procedures, and controls to help mitigate these risks, but these measures, as well as our and our advisor’s increased awareness of a risk of a cyber incident, do not guarantee that our financial results will not be negatively impacted by such an incident.

The mortgage loans in which we may invest and the mortgage loans underlying the CMBS in which we have invested, and may continue to invest in, may be subject to delinquency, foreclosure, and loss, which could result in losses to us.

The ability of a borrower to repay a loan secured by an income-producing property is typically dependent upon the successful operation of the property, rather than the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. The net operating income of an income-producing property can be affected by the risks particular to real estate described above, as well as, among other things:

•	tenant mix;

•	success of tenant businesses;

•	property management decisions;

•	property location and condition;

•	competition from comparable types of properties;

•	changes in specific industry segments;

•	declines in regional or local real estate values, or rental or occupancy rates; and

•	increases in interest rates, real estate tax rates, and other operating expenses.

In the event of a default under a mortgage loan (or any financing lease or net lease that is recharacterized as a mortgage loan) held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our ability to achieve our investment objectives. In the event of the bankruptcy of a mortgage loan borrower (or any tenant under a financing lease or a net lease that is recharacterized as a mortgage loan), the mortgage loan (or any financing lease or net lease that is recharacterized as a mortgage loan) for that borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court) and the lien securing the mortgage loan

CPA®:17 – Global 2015 10-K – 22

will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a mortgage loan (or any financing lease or net lease that is recharacterized as a mortgage loan) can be an expensive and lengthy process that could have a substantial negative effect on our anticipated return on the foreclosed mortgage loan.

The B Notes, C Notes, subordinate mortgage notes, mezzanine loans, and participation interests in mortgage and mezzanine loans in which we have invested, and may continue to invest in, may be subject to risks relating to the structure and terms of the transactions, as well as subordination in bankruptcy, and there may not be sufficient funds or assets remaining to satisfy the subordinate notes, which may result in losses to us.

We have invested in, and may continue to invest in, B Notes, C Notes, subordinate mortgage notes, mezzanine loans, and participation interests in mortgage and mezzanine loans, to the extent consistent with our investment guidelines and the rules applicable to REITs. These investments are subordinate to first mortgages on commercial real estate properties and are secured by subordinate rights to the commercial real estate properties or by equity interests in the commercial entity. A B Note is a mortgage loan typically (i) secured by a first mortgage on a single large commercial property or group of related properties and (ii) subordinated to an A Note secured by the same first mortgage on the same collateral. B Notes (including C Notes, which are junior to B Notes) reflect similar credit risks to comparably-rated CMBS, but are typically secured by a single property and so reflect the increased risks associated with a single property compared to a pool of properties. B Notes are also less liquid than CMBS, thus we may be unable to dispose of underperforming or non-performing investments. The higher risks associated with our subordinate position in B Note investments could subject us to increased risk of losses.

If a borrower defaults or declares bankruptcy, there may not be sufficient funds or assets remaining to satisfy the subordinate notes in which we may have invested after senior obligations are met. And since each transaction is privately negotiated, B Notes, C Notes, and subordinate mortgage notes can vary in their structural characteristics and lender rights and we cannot predict the terms of each investment. Our right to control the default or bankruptcy process following a default will vary from transaction to transaction. The subordinate real estate-related debt we may invest in may not give us the right to demand foreclosure. Furthermore, the presence of intercreditor agreements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies, or control decisions made in bankruptcy proceedings relating to borrowers. Bankruptcy and borrower litigation can significantly increase the time needed for us to acquire underlying collateral in the event of a default, during which time the collateral may decline in value. In addition, there are significant costs and delays associated with the foreclosure process.

The Internal Revenue Service has also issued restrictive guidance as to when a loan secured by equity in an entity will be treated as a qualifying REIT asset. Failure to comply with such guidance could jeopardize our ability to continue to qualify as a REIT.

Interest rate fluctuations and changes in prepayment rates could reduce our ability to generate income on our investments in commercial mortgage loans.

The yield on our investments in commercial mortgage loans may be sensitive to changes in prevailing interest rates and prepayment rates. Therefore, changes in interest rates may affect our net interest income, which is the difference between the interest income we earn on our interest-earning investments and the interest expense we incur in financing these investments. We will often price loans at a spread to either U.S. Treasury obligations, swaps, or the London Inter-Bank Offered Rate. A decrease in these indexes may lower the yield on our investments. Conversely, if these indexes rise materially, borrowers may become delinquent or default on the high-leverage loans we occasionally target. As discussed below with respect to mortgage loans underlying CMBS, when a borrower prepays a mortgage loan more quickly than we expect, our expected return on the investment generally will be adversely affected.

We may invest in subordinate CMBS, which are subject to a greater risk of loss than more senior securities.

We may invest in a variety of subordinate CMBS, to the extent consistent with our investment guidelines and the rules applicable to REITs. The ability of a borrower to make payments on a loan underlying these securities is dependent primarily upon the successful operation of the property, rather than the existence of independent income or assets of the borrower. In the event of default and the exhaustion of any equity support, reserve fund, letter of credit, and any classes of securities junior to those in which we invest, we may not be able to recover our full investment in the securities.

The expense of (i) enforcing the underlying mortgage loans (including litigation expenses), (ii) protecting the properties securing the mortgage loans and the lien on the mortgaged properties, and, (iii) if such expenses are advanced by the servicer of

CPA®:17 – Global 2015 10-K – 23

the mortgage loans, interest on such advances, will all be allocated to junior securities prior to more senior classes of securities issued in the securitization. Prior to reducing distributions to more senior securities, distributions to more junior securities may also be reduced by payments of compensation to any servicer engaged to enforce a defaulted mortgage loan. Such expenses and servicing compensation may be substantial; thus, in the event of a default or loss on one or more mortgage loans contained in a securitization, we may not be able to recover our investment.

Investment in non-conforming and non-investment grade loans may involve increased risk of loss.

We may acquire or originate certain loans that do not conform to conventional loan criteria applied by traditional lenders and that are not rated or are rated below investment grade (i.e., lower than Baa3 for investments rated by Moody’s Investors Service and BBB- or below for Standard & Poor’s Ratings Services). The non-investment grade ratings for these loans typically result from the overall leverage of the loans, the lack of a strong operating history for the properties underlying the loans, the borrowers’ credit history, the properties’ underlying cash flow, or other factors. As a result, these loans have a higher risk of default and loss than conventional loans. Any loss we incur may reduce distributions to our stockholders. There are no limits on the percentage of unrated or non-investment grade assets we may hold in our portfolio.

Investments in mezzanine loans involve greater risks of loss than senior loans secured by income producing properties.

We may invest in mezzanine loans, which take the form of subordinated loans secured by second mortgages on the underlying property or loans secured by a pledge of the ownership interests in the entity that directly or indirectly owns the property. These types of investments involve a higher degree of risk than a senior mortgage loan because the investment may become unsecured as a result of foreclosure by the senior lender. If the entity providing the pledge of its ownership interests as security declares bankruptcy, we may not have full recourse to the assets of the property-owning entity or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt is paid in full. As a result, we may not recover some or all of our investment, which could result in losses. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal.

Our investments in debt securities are subject to specific risks relating to the particular issuer of securities and to the general risks of investing in subordinated real estate securities.

Debt securities are generally unsecured and may also be subordinated to other obligations of the issuer. We may also invest in debt securities that are rated below investment grade. As a result, our investments in debt securities are subject to the specific risks described above with respect to mortgage loans and mortgage-backed securities, as well as the following general risks:

•	risk of delinquency and foreclosure, including the risk of loss in such events;

•	the dependence upon the successful operation of, and net income from, real property;

•	general risks associated with interests in real property;

•	additional risks presented by certain types and/or uses of commercial property;

•	limited liquidity in the secondary trading market;

•	substantial market price volatility resulting from changes in prevailing interest rates;

•	subordination to the prior claims of banks and other senior lenders to the issuer;

•
the operation of mandatory sinking fund or call/redemption provisions during periods of declining interest rates that could cause the issuer to reinvest premature redemption proceeds in lower yielding assets;

•	the possibility that earnings of the debt security issuer may be insufficient to meet its debt service; and

•	the declining creditworthiness and potential for insolvency of debt issuers during periods of rising interest rates and economic downturn.

These risks may adversely affect the value of outstanding debt securities and the ability of debt issuers to repay principal and interest.

Investments in loans collateralized by non-real estate assets create additional risk and may adversely affect our REIT qualification.

We may invest in secured corporate loans, which are loans collateralized by real property, personal property connected to real property (i.e., fixtures), and/or personal property, on which another lender may hold a first priority lien. If a default occurs, the value of the collateral may not be sufficient to repay all of the lenders that have an interest in the collateral. Our rights in bankruptcy will be different for these loans than typical net lease transactions. To the extent the loans are only collateralized by

CPA®:17 – Global 2015 10-K – 24

personal property or the value of the real estate collateral is less than the aggregate amount of our loans and equal or higher-priority loans secured by the real estate collateral, that portion of the loan will not be considered a “real estate asset” for purposes of the 75% REIT asset test. Also, income from that portion of such loans will not qualify under the 75% REIT income test for REIT qualification.

Investments in securities of REITs, real estate operating companies, and companies with significant real estate assets will expose us to many of the same general risks associated with direct real property ownership.

Investments we may make in other REITs, real estate operating companies, and companies with significant real estate assets, directly or indirectly through other real estate funds, will be subject to many of the same general risks associated with direct real property ownership. In particular, equity REITs may be affected by changes in the value of the underlying properties, while mortgage REITs may be affected by the quality of any credit extended. Since these REIT investments are securities, however, they may also be exposed to market risk and price volatility due to changes in financial market conditions and the other changes discussed below.

The value of the equity securities of companies engaged in real estate activities that we may invest in could be volatile and may decline.

The value of equity securities of companies engaged in real estate activities, including those of REITs, fluctuates in response to issuer, political, market, and economic developments. In the short term, equity prices can fluctuate dramatically in response to these developments. Different parts of the market and types of equity securities can react in divergent ways to these developments and they can affect a single issuer; multiple issuers within an industry, economic sector, or geographic region; or the market as a whole. These fluctuations in value could result in significant gains or losses being reported in our financial statements because we will be required to periodically mark such investments to market.

The real estate industry is sensitive to economic downturns. The value of equity securities of companies engaged in real estate activities can be adversely affected by changes in real estate values and rental income, property taxes, interest rates, and tax and regulatory requirements. In addition, the value of a REIT’s equity securities can depend on the structure and amount of cash flow generated by the REIT. It is possible that our investments in securities may decline in value even though the obligor on the securities is not in default of its obligations to us.

The lack of an active public trading market for our shares, combined with the ownership limitation on our shares, may discourage a takeover and make it difficult for stockholders to sell shares quickly or at all.

There is no active public trading market for our shares and we do not expect one to develop. Moreover, we are not required to complete a liquidity event by a specified date. To assist us in meeting the REIT qualification rules, among other things, our charter also prohibits the ownership by one person or an affiliated group of (i) more than 9.8% in value of our shares of stock of any class or series (including common shares or any preferred shares) or (ii) more than 9.8% in value or number, whichever is more restrictive, of our outstanding shares of common stock, unless exempted by our board of directors. This ownership limitation may discourage third parties from making a potentially attractive tender offer for your shares, thereby inhibiting a change of control in us. In addition, you should not rely on our redemption plan as a method to sell shares promptly because it includes numerous restrictions that limit your ability to sell your shares to us and our board of directors may amend, suspend, or terminate the plan without advance notice. In particular, the redemption plan provides that we may redeem shares only if we have sufficient funds available for redemption and to the extent the total number of shares for which redemption is requested in any quarter, together with the aggregate number of shares redeemed in the preceding three fiscal quarters, does not exceed 5% of the total number of our shares outstanding as of the last day of the immediately preceding fiscal quarter. Given these limitations, it may be difficult for you to sell your shares promptly or at all. In addition, the price received for any shares sold prior to a liquidity event is likely to be less than the proportionate value of the real estate we own. Investor suitability standards imposed by certain states may also make it more difficult to sell your shares to someone in those states. As a result, our shares should only be purchased as a long-term investment.

We do not operate our hotel and, as a result, do not have complete control over the implementation of our strategic decisions.

In order for us to satisfy certain REIT qualification rules, we cannot operate our hotel directly. Instead, our taxable REIT subsidiary, or TRS, engages an independent management company to serve as the property manager for our hotel. The management company operating the hotel makes and implements strategic business decisions, such as decisions with respect to the repositioning of the franchise, food and beverage operations, and other similar decisions. Decisions made by the

CPA®:17 – Global 2015 10-K – 25

management company operating the hotel may not be in the best interests of the hotel or us. Accordingly, we cannot assure you that the management company operating our hotel will operate it in a manner that is in our best interests.

Conflicts of interest may arise between holders of our common stock and holders of partnership interests in our Operating Partnership.

Our directors and officers have duties to us and our stockholders under Maryland law in connection with their management of us. At the same time, our Operating Partnership was formed in Delaware and we, as general partner, have duties under Delaware law to our Operating Partnership and the limited partners in connection with our management of our Operating Partnership. Our duties as general partner of our Operating Partnership may come into conflict with the duties of our directors and officers to us and our stockholders.

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

In addition, the partnership agreement expressly limits our liability by providing that we and our officers, directors, employees, and designees will not be liable or accountable to our Operating Partnership for losses sustained, liabilities incurred, or benefits not derived if we or our officers, directors, agents, employees, or designees, as the case may be, acted in good faith. Furthermore, our Operating Partnership is required to indemnify us and our officers, directors, agents, employees, and designees to the extent permitted by applicable law from, and against, any and all claims arising from operations of our Operating Partnership, unless it is established that: (i) the act or omission was committed in bad faith, was fraudulent, or was the result of active and deliberate dishonesty; (ii) the indemnified party actually received an improper personal benefit in money, property, or services; or (iii) in the case of a criminal proceeding, the indemnified person had reasonable cause to believe that the act or omission was unlawful. These limitations on liability do not supersede the indemnification provisions of our charter.

Maryland law could restrict a change in control, which could have the effect of inhibiting a change in control even if a change in control were in our stockholders’ interest.

Provisions of Maryland law applicable to us prohibit business combinations with:

•	any person who beneficially owns 10% or more of the voting power of our outstanding voting stock, referred to as an interested stockholder;

•
an affiliate or associate who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of our outstanding stock, also referred to as an interested stockholder; or

•	an affiliate of an interested stockholder.

These prohibitions last for five years after the most recent date on which the interested stockholder became an interested stockholder. Thereafter, any business combination must be recommended by our board of directors and approved by the affirmative vote of at least 80% of the votes entitled to be cast by holders of our outstanding voting stock and two-thirds of the votes entitled to be cast by holders of our voting stock (other than voting stock held by the interested stockholder or by an affiliate or associate of the interested stockholder). These requirements could have the effect of inhibiting a change in control even if a change in control were in our stockholders’ interest. These provisions of Maryland law do not apply, however, to business combinations that are approved or exempted by our board of directors prior to the time that someone becomes an interested stockholder. In addition, a person is not an interested stockholder if the board of directors approved in advance the transaction by which he or she otherwise would have become an interested stockholder. However, in approving a transaction, the board of directors may provide that its approval is subject to compliance, at or after the time of approval, with any terms and conditions determined by the board.

CPA®:17 – Global 2015 10-K – 26

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

Risks Related to REIT Structure

While we believe that we are properly organized as a REIT in accordance with applicable law, we cannot guarantee that the Internal Revenue Service will find that we have qualified as a REIT.

We believe that we are organized in conformity with the requirements for qualification as a REIT under the Internal Revenue Code beginning with our 2007 taxable year and that our current and anticipated investments and plan of operation will enable us to meet and continue to meet the requirements for qualification and taxation as a REIT. Investors should be aware, however, that the Internal Revenue Service or any court could take a position different from our own. Given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, no assurance can be given that we will qualify as a REIT for any particular year.

Furthermore, our qualification and taxation as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership, and other requirements on a continuing basis. Our ability to satisfy the quarterly asset tests under applicable Internal Revenue Code provisions and Treasury Regulations will depend in part upon our board of directors’ good faith analysis of the fair market values of our assets, some of which are not susceptible to a precise determination. Our compliance with the REIT income and quarterly asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis. While we believe that we will satisfy these tests, we cannot guarantee that this will be the case on a continuing basis.

The Internal Revenue Service may treat sale-leaseback transactions as loans, which could jeopardize our REIT qualification.

The Internal Revenue Service may take the position that specific sale-leaseback transactions that we treat as true leases are not true leases for U.S. federal income tax purposes but are, instead, financing arrangements or loans. If a sale-leaseback transaction were so recharacterized, we might fail to satisfy the qualification requirements applicable to REITs.

If we fail to remain qualified as a REIT, we would be subject to federal income tax at corporate income tax rates and would not be able to deduct distributions to stockholders when computing our taxable income.

If, in any taxable year, we fail to qualify for taxation as a REIT and are not entitled to relief under the Internal Revenue Code, we will:

•	not be allowed a deduction for distributions to stockholders in computing our taxable income;

•	be subject to federal and state income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates; and

•	be barred from qualifying as a REIT for the four taxable years following the year when we were disqualified.

Any such corporate tax liability could be substantial and would reduce the amount of cash available for distributions to our stockholders, which in turn could have an adverse impact on the value of our common stock. This adverse impact could last for five or more years because, unless we are entitled to relief under certain statutory provisions, we will be taxed as a corporation beginning the year in which the failure occurs and for the following four years.

CPA®:17 – Global 2015 10-K – 27

If we fail to qualify for taxation as a REIT, we may need to borrow funds or liquidate some investments to pay the additional tax liability. Were this to occur, funds available for investment would be reduced. REIT qualification involves the application of highly technical and complex provisions of the Internal Revenue Code to our operations, as well as various factual determinations concerning matters and circumstances not entirely within our control. There are limited judicial or administrative interpretations of these provisions. Although we plan to continue to operate in a manner consistent with the REIT qualification rules, we cannot assure you that we will qualify in a given year or remain so qualified.

If we fail to make required distributions, we may be subject to federal corporate income tax.

We intend to declare regular quarterly distributions, the amount of which will be determined, and is subject to adjustment, by our board of directors. To continue to qualify and be taxed as a REIT, we will generally be required to distribute at least 90% of our REIT taxable income (determined without regard to the dividends-paid deduction and excluding net capital gain) each year to our stockholders. Generally, we expect to distribute all, or substantially all, of our REIT taxable income. If our cash available for distribution falls short of our estimates, we may be unable to maintain the proposed quarterly distributions that approximate our taxable income and we may fail to qualify for taxation as a REIT. In addition, our cash flows from operations may be insufficient to fund required distributions as a result of differences in timing between the actual receipt of income and the recognition of income for federal income tax purposes or the effect of nondeductible expenditures (e.g. capital expenditures, payments of compensation for which Section 162(m) of the Internal Revenue Code denies a deduction, the creation of reserves, or required debt service or amortization payments). To the extent we satisfy the 90% distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. We will also be subject to a 4.0% nondeductible excise tax if the actual amount that we pay out to our stockholders for a calendar year is less than a minimum amount specified under the Internal Revenue Code. In addition, in order to continue to qualify as a REIT, any C corporation earnings and profits to which we succeed must be distributed as of the close of the taxable year in which we accumulate or acquire such C corporation’s earnings and profits.

Because certain covenants in our debt instruments may limit our ability to make required REIT distributions, we could be subject to taxation.

Our existing debt instruments include, and our future debt instruments may include, covenants that limit our ability to make required REIT distributions. If the limits set forth in these covenants prevent us from satisfying our REIT distribution requirements, we could fail to qualify for federal income tax purposes as a REIT. If the limits set forth in these covenants do not jeopardize our qualification for taxation as a REIT, but prevent us from distributing 100% of our REIT taxable income, we will be subject to federal corporate income tax, and potentially a nondeductible excise tax, on the retained amounts.

Because we will be required to satisfy numerous requirements imposed upon REITs, we may be required to borrow funds, sell assets, or raise equity on terms that are not favorable to us.

In order to meet the REIT distribution requirements and maintain our qualification and taxation as a REIT, we may need to borrow funds, sell assets, or raise equity, even if the then-prevailing market conditions are not favorable for such transactions. If our cash flows are not sufficient to cover our REIT distribution requirements, it could adversely impact our ability to raise short- and long-term debt, sell assets, or offer equity securities in order to fund the distributions required to maintain our qualification and taxation as a REIT. Furthermore, the REIT distribution requirements may increase the financing we need to fund capital expenditures, future growth, and expansion initiatives, which would increase our total leverage.

In addition, if we fail to comply with certain asset ownership tests at the end of any calendar quarter, we must generally correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification. As a result, we may be required to liquidate otherwise attractive investments. These actions may reduce our income and amounts available for distribution to our stockholders.

CPA®:17 – Global 2015 10-K – 28

Because the REIT rules require us to satisfy certain rules on an ongoing basis, our flexibility or ability to pursue otherwise attractive opportunities may be limited.

To qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders, and the ownership of our common stock. Compliance with these tests will require us to refrain from certain activities and may hinder our ability to make certain attractive investments, including the purchase of non-qualifying assets, the expansion of non-real estate activities, and investments in the businesses to be conducted by our TRSs, thereby limiting our opportunities and the flexibility to change our business strategy. Furthermore, acquisition opportunities in domestic and international markets may be adversely affected if we need or require target companies to comply with certain REIT requirements prior to closing on acquisitions.

To meet our annual distribution requirements, we may be required to distribute amounts that may otherwise be used for our operations, including amounts that may be invested in future acquisitions, capital expenditures, or debt repayment; and it is possible that we might be required to borrow funds, sell assets, or raise equity to fund these distributions, even if the then-prevailing market conditions are not favorable for such transactions.

Because the REIT provisions of the Internal Revenue Code limit our ability to hedge effectively, the cost of our hedging may increase, and we may incur tax liabilities.

The REIT provisions of the Internal Revenue Code limit our ability to hedge assets and liabilities that are not incurred to acquire or carry real estate. Generally, income from hedging transactions that have been properly identified for tax purposes (which we enter into to manage interest rate risk with respect to borrowings to acquire or carry real estate assets) and income from certain currency hedging transactions related to our non-U.S. operations, do not constitute “gross income” for purposes of the REIT gross income tests (such a hedging transaction is referred to as a “qualifying hedge”). In addition, for taxable years beginning after December 31, 2015, if we enter into a qualifying hedge, but dispose of the underlying property (or a portion thereof) or the underlying debt (or a portion thereof) is extinguished, we can enter into a hedge of the original qualifying hedge, and income from the subsequent hedge will also not constitute “gross income” for purposes of the REIT gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of the REIT gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRSs could be subject to tax on income or gains resulting from such hedges or expose us to greater interest rate risks than we would otherwise want to bear. In addition, losses in any of our TRSs generally will not provide any tax benefit, except for being carried forward for use against future taxable income in the TRSs.

Because the REIT rules limit our ability to receive distributions from TRSs, our ability to fund distribution payments using cash generated through our TRSs may be limited.

Our ability to receive distributions from our TRSs is limited by the rules we must comply with in order to maintain our REIT status. In particular, at least 75% of our gross income for each taxable year as a REIT must be derived from real estate-related sources, which principally includes gross income from the leasing of our properties. Consequently, no more than 25% of our gross income may consist of dividend income from our TRSs and other non-qualifying income types. Thus, our ability to receive distributions from our TRSs is limited and may impact our ability to fund distributions to our stockholders using cash flows from our TRSs. Specifically, if our TRSs become highly profitable, we might be limited in our ability to receive net income from our TRSs in an amount required to fund distributions to our stockholders commensurate with that profitability.

We intend to use TRSs, which may cause us to fail to qualify as a REIT.

To qualify as a REIT for federal income tax purposes, we plan to hold our non-qualifying REIT assets and conduct our non-qualifying REIT income activities in or through one or more TRSs. The net income of our TRSs is not required to be distributed to us and income that is not distributed to us will generally not be subject to the REIT income distribution requirement. However, there may be limitations on our ability to accumulate earnings in our TRSs and the accumulation or reinvestment of significant earnings in our TRSs could result in adverse tax treatment. In particular, if the accumulation of cash in our TRSs causes the fair market value of our TRS interests and certain other non-qualifying assets to exceed 25% of the fair market value of our assets (or, for tax years beginning after December 31, 2017, 20% of the fair market value of our assets), we would lose tax efficiency and could potentially fail to qualify as a REIT.

CPA®:17 – Global 2015 10-K – 29

Our ownership of TRSs will be subject to limitations that could prevent us from growing our investment management business and our transactions with our TRSs could cause us to be subject to a 100% penalty tax on certain income or deductions if those transactions are not conducted on an arm’s-length basis.

Overall, (i) for taxable years beginning prior to January 1, 2018, no more than 25% of the value of a REIT’s gross assets, and (ii) for taxable years beginning after December 31, 2017, no more than 20% of the value of a REIT’s gross assets, may consist of interests in TRSs; compliance with this limitation could limit our ability to grow our investment management business. In addition, the Internal Revenue Code limits the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The Internal Revenue Code also imposes a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. We will monitor the value of investments in our TRSs in order to ensure compliance with TRS ownership limitations and will structure our transactions with our TRSs on terms that we believe are arm’s-length to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the TRS ownership limitation or be able to avoid application of the 100% excise tax.

Because distributions payable by REITs generally do not qualify for reduced tax rates, the value of our common stock could be adversely affected.

Certain distributions payable by domestic or qualified foreign corporations to individuals, trusts, and estates in the United States are currently eligible for federal income tax at a maximum rate of 20%. Distributions payable by REITs, in contrast, are generally not eligible for this reduced rate, unless the distributions are attributable to dividends received by the REIT from other corporations that would otherwise be eligible for the reduced rate. This more favorable tax rate for regular corporate distributions could cause qualified investors to perceive investments in REITs to be less attractive than investments in the stock of corporations that pay distributions, which could adversely affect the value of REIT stocks, including our common stock.

Even if we continue to qualify as a REIT, certain of our business activities will be subject to corporate level income tax and foreign taxes, which will continue to reduce our cash flows, and we will have potential deferred and contingent tax liabilities.

Even if we qualify for taxation as a REIT, we may be subject to certain (i) federal, state, local, and foreign taxes on our income and assets, including alternative minimum taxes, (ii) taxes on any undistributed income and state, local, or foreign income, and (iii) franchise, property, and transfer taxes. In addition, we could be required to pay an excise or penalty tax under certain circumstances in order to utilize one or more relief provisions under the Internal Revenue Code to maintain qualification for taxation as a REIT, which could be significant in amount.

Any TRS assets and operations would continue to be subject, as applicable, to federal and state corporate income taxes and to foreign taxes in the jurisdictions in which those assets and operations are located. Any of these taxes would decrease our earnings and our cash available for distributions to stockholders.

We will also be subject to a federal corporate level tax at the highest regular corporate rate (35% for year 2016) on all or a portion of the gain recognized from a sale of assets formerly held by any C corporation that we acquire on a carry-over basis transaction occurring within a five-year period after we acquire such assets, to the extent the built-in gain based on the fair market value of those assets on the effective date of the REIT election is in excess of our then tax basis. The tax on subsequently sold assets will be based on the fair market value and built-in gain of those assets as of the beginning of our holding period. Gains from the sale of an asset occurring after the specified period will not be subject to this corporate level tax. We expect to have only a de minimis amount of assets subject to these corporate tax rules and do not expect to dispose of any significant assets subject to these corporate tax rules.

Because dividends received by foreign stockholders are generally taxable, we may be required to withhold a portion of our distributions to such persons.

Ordinary dividends received by foreign stockholders that are not effectively connected with the conduct of a U.S. trade or business are generally subject to U.S. withholding tax at a rate of 30%, unless reduced by an applicable income tax treaty. Additional rules with respect to certain capital gain distributions will apply to foreign stockholders that own more than 10% of our common stock.

CPA®:17 – Global 2015 10-K – 30

The ability of our board of directors to revoke our REIT election, without stockholder approval, may cause adverse consequences for our stockholders.

Our organizational documents permit our board of directors to revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. If we cease to be a REIT, we will not be allowed a deduction for dividends paid to stockholders in computing our taxable income, and we will be subject to U.S. federal income tax at regular corporate rates and state and local taxes, which may have adverse consequences on the total return to our stockholders.

Federal and state income tax laws governing REITs and related interpretations may change at any time, and any such legislative or other actions affecting REITs could have a negative effect on us and our stockholders.

Federal and state income tax laws governing REITs or the administrative interpretations of those laws may be amended at any time. Federal, state, and foreign tax laws are under constant review by persons involved in the legislative process, at the Internal Revenue Service and the U.S. Department of the Treasury, and at various state and foreign tax authorities. Changes to tax laws, regulations, or administrative interpretations, which may be applied retroactively, could adversely affect us or our stockholders. We cannot predict whether, when, in what forms, or with what effective dates, the tax laws, regulations, and administrative interpretations applicable to us or our stockholders may be changed. Accordingly, we cannot assure you that any such change will not significantly affect our ability to qualify for taxation as a REIT and/or the attendant tax consequences to us or our stockholders.

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

Item 3. Legal Proceedings.

At December 31, 2015, we were not involved in any material litigation.

Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

CPA®:17 – Global 2015 10-K – 31

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Unlisted Shares and Distributions

There is no active public trading market for our shares. At February 29, 2016, there were 81,841 holders of record of our shares.

We are required to distribute annually at least 90% of our distributable REIT net taxable income to maintain our status as a REIT. Quarterly distributions paid by us for the past two years are as follows:

	Years Ended December 31,
	2015	2014
First quarter	$0.1625	$0.1625
Second quarter	0.1625	0.1625
Third quarter	0.1625	0.1625
Fourth quarter	0.1625	0.1625
	$0.6500	$0.6500

Our Senior Credit Facility (Note 10) contains covenants that restrict the amount of distributions that we can pay.

Unregistered Sales of Equity Securities

During the three months ended December 31, 2015, we issued 375,845 shares of our common stock to our advisor as consideration for asset management fees. These shares were issued at $9.72 per share, which represented our published NAV as approved by our board of directors at the date of issuance. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(a)(2) of the Securities Act, the shares issued were deemed to be exempt from registration. In acquiring our shares, our advisor represented that such interests were being acquired by it for investment purposes and not with a view to the distribution thereof. From inception through December 31, 2015, we have issued a total of 10,404,985 shares of our common stock to our advisor as consideration for asset management fees.

All prior sales of unregistered securities have been reported in our previously filed quarterly and annual reports on Form 10-Q and Form 10-K, respectively.

Issuer Purchases of Equity Securities

The following table provides information with respect to repurchases of our common stock during the three months ended December 31, 2015:

	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or program (a)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or program (a)
2015 Period
October	—	$—	N/A	N/A
November	—	—	N/A	N/A
December	959,141	9.16	N/A	N/A
Total	959,141
__________

(a)
Represents shares of our common stock repurchased under our redemption plan, pursuant to which we may elect to redeem shares at the request of our stockholders subject to certain exceptions, conditions, and limitations. The maximum amount of shares purchasable by us in any period depends on a number of factors and is at the discretion of our board of directors. All of the above redemption requests were received and satisfied by us during the three months ended December 31, 2015. We generally receive fees in connection with share redemptions.

CPA®:17 – Global 2015 10-K – 32

Item 6. Selected Financial Data.

The following selected financial data should be read in conjunction with the consolidated financial statements and related notes in Item 8 (in thousands, except per share data):

	Years Ended December 31,
	2015	2014	2013	2012	2011
Operating Data
Revenues from continuing operations	$426,947	$396,706	$362,772	$289,977	$192,114
Income from continuing operations	124,120	106,993	60,162	68,171	73,848
Net income	124,120	106,993	67,649	70,094	75,933
Net income attributable to noncontrolling interests	(39,915)	(32,842)	(28,935)	(26,498)	(21,190)
Net income attributable to CPA®:17 – Global	84,205	74,151	38,714	43,596	54,743

Income per share:
Income from continuing operations attributable to CPA®:17 – Global	0.25	0.23	0.10	0.16	0.30
Net income attributable to CPA®:17 – Global	0.25	0.23	0.12	0.17	0.31

Cash distributions declared per share	0.6500	0.6500	0.6500	0.6500	0.6475
Balance Sheet Data
Total assets	$4,626,015	$4,605,897	$4,712,539	$4,426,063	$3,052,363
Net investments in real estate	3,174,855	3,062,287	3,149,131	2,824,246	2,191,309
Long-term obligations (a)	2,013,567	1,905,883	1,931,174	1,660,068	1,177,771
Other Information
Net cash provided by operating activities	243,884	$210,055	$182,598	$158,004	$102,590
Cash distributions paid	215,914	209,054	198,440	147,649	102,503
Payments of mortgage principal (b)	27,616	28,091	22,260	17,525	14,136
__________

(a)	All years include non-recourse mortgage obligations (Note 10) and deferred acquisition fee installments, including interest (Note 3); 2015 includes Senior Credit Facility of $113.2 million (Note 10).

(b)	Represents scheduled mortgage principal payments.

CPA®:17 – Global 2015 10-K – 33

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

We operate in two reportable business segments: Net Lease and Self Storage. Our Net Lease segment includes our domestic and foreign investments in net-leased properties, whether they are accounted for as operating or direct financing leases. Our Self Storage segment is comprised of our investments in self-storage properties. In addition, we have our investments in loans receivable, CMBS, hotels, and other properties, which are included in our All Other category (Note 15).

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

Economic Overview

In the United States, the overall economic environment was marked by very moderate growth during 2015. Gross domestic product expanded 2.4% and inflation, as measured by the CPI, finished the year relatively flat, up 0.7%, in part due to the negative impact from declining energy prices. The labor market continued to gain momentum as the unemployment rate ended the year at 5.0%. Progress in the job market contributed to the decision by the Federal Reserve System to raise interest rates for the first time in nearly a decade. In December 2015, the Federal Reserve System raised its key interest rate 0.25%. While interest rates finished the year slightly up from 2014, they remained at historically low levels. The movement in rates coupled with widening spreads and receding equity valuations led to an increase in the cost of capital for many domestic REITs during the year. However, strong demand for commercial properties from investors kept commercial property yields, or capitalization rates, at compressed levels as competition for assets, including net-leased properties, remained high. Additionally, development levels in certain sectors increased over prior years as public and private investors sought additional yield. Despite increased development starts, new supply remains at relatively low levels historically.

In Europe, the economic recovery continued to be slow in most northern and western European countries despite stimulus efforts by the European Central Bank. Inflation remained relatively unchanged, with the Harmonized Index of Consumer Prices up 0.2% year-over-year. The United Kingdom and Germany experienced better growth and lower unemployment figures relative to most of their European peers and Spain’s economy continued to gain momentum. However, similar to 2014, many other European countries, including those considered emerging economies, operated at recessionary levels consisting of negative economic growth and high unemployment. In December 2015, the European Central Bank lowered the depository facility rate to -0.3% and announced the extension of its quantitative easing program to help spur economic growth and inflation. The divergent monetary policies between the Federal Reserve System and the European Central Bank have led to more attractive long-term borrowing rates in Europe and a further weakening of the euro against the U.S. dollar. From December 31, 2014 to December 31, 2015, the euro depreciated by approximately 10% against the U.S. dollar. Consistent with 2014, higher capitalization rates on commercial properties with similar risk profiles to those in the United States in conjunction with lower borrowing rates have created a favorable climate for investing in net-lease assets in Europe. However, the commercial property market gained traction in Europe as investment volumes increased, causing overall capitalization rates to experience some compression during the year.

CPA®:17 – Global 2015 10-K – 34

Significant Developments

Acquisition Activity

During 2015, we entered into nine investments at a total cost of approximately $366.9 million, including $205.2 million for five international investments, inclusive of acquisition-related costs and fees. Amounts are based on the exchange rate of the foreign currency at the date of acquisition, as applicable.

Financing Activity

During 2015, we obtained six new non-recourse mortgage financings and one refinancing totaling $170.2 million, with a weighted-average annual interest rate of 2.9% and term of 8.6 years, of which $37.4 million related to investments acquired during prior years and $132.8 million related to investments acquired during 2015.

Senior Credit Facility

In August 2015, we entered into a Credit Agreement with a syndicate of banks that provides for a Senior Credit Facility with a maximum aggregate principal amount of $250.0 million and an accordion feature of $250.0 million, subject to lender approval. The Senior Credit Facility is scheduled to mature on August 26, 2018, which may be extended by us for two 12-month periods. At December 31, 2015, the outstanding balance under the Senior Credit Facility was $113.2 million (Note 10).

Net Asset Value

The advisor calculates our NAV annually as of year-end, and has determined that our NAV was $10.24 as of December 31, 2015, as compared to $9.72 as of December 31, 2014. The advisor generally calculates our NAV by relying in part on an estimate of the fair market value of our real estate provided by a third party, adjusted to give effect to the estimated fair value of mortgage loans encumbering our assets (also provided by a third party) as well as other adjustments. Our NAV is based on a number of variables, including individual tenant credits, lease terms, lending credit spreads, foreign currency exchange rates, and tenant defaults, among others. We do not control all of these variables and, as such, cannot predict how they will change in the future. For additional information on our calculation of our NAV as of December 31, 2015, please see our Current Report on Form 8-K filed on or about March 14, 2016.

Foreign Currency Fluctuation

We own investments outside the United States, primarily in Europe, and as a result, are subject to risk from exchange rate fluctuations in various foreign currencies, primarily the euro. The average exchange rate of the U.S. dollar in relation to the euro decreased by approximately 16.5% during 2015 compared to 2014, resulting in a negative impact on the results of operations for our euro-denominated investments during 2015 compared to 2014. The ending exchange rate of the U.S. dollar in relation to the euro decreased by approximately 10.4% as of December 31, 2015 as compared to at December 31, 2014, which resulted in a negative impact on our NAV. We try to manage our exposure related to fluctuations in exchange rates of the U.S. dollar relative to the respective currencies of our foreign operations by entering into hedging arrangements utilizing derivative instruments, such as foreign currency forward contracts and collars. We also try to manage our exposure related to fluctuations in the exchange rate between the U.S. dollar and the euro by incurring non-recourse debt denominated in the euro, including euro-denominated non-recourse debt.

New Senior Management Responsibilities

On February 10, 2016, Mark J. DeCesaris was appointed Chief Executive Officer and President, effective immediately. Mr. DeCesaris succeeded Trevor P. Bond, who resigned as our Chief Executive Officer and President and as a director, when he resigned as the Chief Executive Officer and a director of WPC. Mr. DeCesaris has served on WPC’s board of directors since 2012 and previously served in various capacities for us and WPC from 2005 until 2013, including as our Chief Financial Officer.

On August 5, 2015, we made the following changes in senior management responsibilities:

•	Hisham A. Kader, who was our Chief Accounting Officer, became our Chief Financial Officer, replacing Catherine D. Rice; and

•	ToniAnn Sanzone, who was our Global Corporate Controller, became our Chief Accounting Officer.

CPA®:17 – Global 2015 10-K – 35

New Tax Legislation
The Protecting Americans from Tax Hikes Act of 2015, or the PATH Act, was enacted on December 18, 2015. The PATH Act makes significant changes to the Internal Revenue Code and contains various provisions that affect us, including several pertaining to REIT qualification and taxation, as summarized below:

•	For taxable years beginning after December 31, 2017, the PATH Act reduces the limit for which the value of our assets may consist of stock or securities of one or more TRSs to 20% from 25%.

•
For distributions made in taxable years beginning after December 31, 2014, the preferential dividend rules no longer apply to publicly-offered REITs. A dividend is preferential unless it is distributed pro rata, with no preference to any share of stock compared to other shares of the same class of stock.

•
Effective for taxable years beginning after December 31, 2015, the PATH Act conforms tax deductibility with deductibility for computing “earnings and profits.” A REIT’s current earnings and profits are not reduced by any amount unless the REIT can deduct such amount from its current year’s taxable income.

•
Effective for taxable years beginning after December 31, 2015, the PATH Act expands the safe harbor that allows a REIT to sell property with an aggregate tax basis or fair market value up to 20% of its aggregate tax basis, or fair market value, as compared to 10% previously. REITs may be subject to a prohibited transaction tax if the REIT engages in frequent property sales. A safe-harbor applies if, among other requirements, the tax basis or fair market value of the property sold by the REIT in any given year does not exceed 10% of the aggregate tax basis, or aggregate fair market values of all of the REIT assets as of the beginning of the year.

•
The PATH Act extends the deductibility of “bonus depreciation” until December 31, 2019. The tax deduction for bonus depreciation pertains to all businesses, which are permitted to immediately deduct 50 percent of certain investment costs.

•
Effective for taxable years beginning after December 31, 2015, the PATH Act permanently extends the 15-year straight-line cost recovery period for qualified leasehold improvements, which had previously ended on December 31, 2014. Without the qualification, the tax deductible recovery period for leasehold improvements is up to 39 years.

•
For tax years beginning after December 31, 2015, the PATH Act expands the treatment of REIT hedges to include income from hedges of previously acquired hedges that a REIT entered into to manage risk associated with liabilities or properties that have been extinguished or disposed of.

CPA®:17 – Global 2015 10-K – 36

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

Portfolio Summary

	December 31,
	2015	2014
Number of net-leased properties	377	365
Number of operating properties (a)	72	72
Number of tenants (b)	111	112
Total square footage (in thousands) (c)	45,741	41,243
Occupancy (b)	99.96%	99.96%
Weighted-average lease term (in years) (b)	13.7	14.1
Number of countries	13	11
Total assets (in thousands) (d)	$4,626,015	$4,605,897
Net investments in real estate (in thousands) (d)	3,174,855	3,062,287

	Years Ended December 31,
	2015	2014	2013
Acquisition volume — consolidated (in millions) (d) (e) (f)	$357.8	$121.5	$351.5
Acquisition volume — pro rata (in millions) (c) (e) (f)	366.9	291.3	516.6
Financing obtained — consolidated (in millions) (d) (g)	170.2	92.8	313.1
Financing obtained — pro rata (in millions) (c) (g) (h)	170.2	164.1	427.2
Funds raised (in millions) (i)	—	—	1.3
Average U.S. dollar/euro exchange rate (j)	1.1099	1.3295	1.3284
Change in the U.S. CPI (k)	0.7%	0.8%	1.5%
Change in the Harmonized Index of Consumer Prices (k)	0.2%	(0.2)%	0.8%
__________

(a)
Operating properties are comprised of full or partial ownership interests in 71 self-storage properties, with an average occupancy of 90.6% and 86.0% at December 31, 2015 and 2014, respectively, and one hotel, all of which are managed by third parties.

(b)	Excludes operating properties.

(c)	Represents pro rata basis. See Terms and Definitions below for a description of pro rata amounts.

(d)	Represents consolidated basis.

(e)	Includes build-to-suit transactions, which are reflected as the total commitment for the build-to-suit funding.

(f)	Amounts for the years ended December 31, 2015 and 2014 include acquisition-related costs and fees, which are included in Acquisition expenses in the consolidated financial statements.

(g)	Includes refinancings of $5.9 million, $24.9 million, and $16.5 million obtained during the years ended December 31, 2015, 2014, and 2013, respectively.

(h)	Financing on a pro rata basis during the year ended December 31, 2014 includes our share of the non-recourse mortgage financing related to our Bank Pekao S.A. and Agrokor 5 investments.

(i)	Our follow-on offering closed on January 31, 2013.

(j)
The average exchange rate for the U.S. dollar in relation to the euro decreased during 2015 as compared to 2014 and increased during 2014 as compared to 2013, resulting in a negative impact on earnings in 2015 and a positive impact on earnings in 2014 from our euro-denominated investments.

(k)	Many of our lease agreements include contractual increases indexed to changes in the U.S. CPI or similar indices.

CPA®:17 – Global 2015 10-K – 37

Net-Leased Portfolio

The tables below represent information about our net-leased portfolio on a consolidated and pro rata basis and, accordingly, exclude all operating properties at December 31, 2015. See Terms and Definitions below for a description of pro rata amounts and ABR.

Top Ten Tenants by ABR
(in thousands, except percentages)

				Consolidated		Pro Rata
Tenant/Lease Guarantor	Property Type	Tenant Industry	Location	ABR	Percent	ABR	Percent
Metro Cash & Carry Italia S.p.A. (a)	Retail	Retail Stores	Italy	$26,574	8%	$26,574	8%
The New York Times Company	Office	Media: Advertising, Printing, and Publishing	New York, NY	26,448	8%	14,546	4%
Agrokor d.d. (a)	Retail/Warehouse	Grocery	Croatia	21,301	7%	22,532	6%
General Parts, Inc.	Office/Warehouse	Retail Stores	Various U.S.	17,653	6%	17,653	5%
KBR, Inc.	Office	Business Services	Houston, TX	14,123	4%	14,123	4%
Lineage Logistics Holdings, LLC	Industrial/Warehouse	Business Services	Various U.S.	13,682	4%	13,682	4%
Blue Cross and Blue Shield of Minnesota, Inc.	Office	Insurance	Various Minnesota	11,966	4%	11,966	3%
IDL Master Tenant, LLC	Retail	Retail Stores	Orlando, FL	10,290	3%	10,290	3%
Eroski Sociedad Cooperativa (a)	Retail/Warehouse	Grocery	Spain	8,925	3%	9,569	3%
FM Logistics (a)	Industrial/Warehouse	Cargo Transportation	Czech Republic, Poland, Slovakia	8,837	3%	8,837	3%
Total				$159,799	50%	$149,772	43%
__________

(a)	ABR amounts are subject to fluctuations in foreign currency exchange rates.

CPA®:17 – Global 2015 10-K – 38

Portfolio Diversification by Geography
(in thousands, except percentages)

	Consolidated		Pro Rata
Region	ABR	Percent	ABR	Percent
United States
South	$64,167	20%	$69,727	20%
Midwest	57,953	18%	62,942	18%
East	55,344	17%	42,839	12%
West	30,226	10%	29,565	9%
United States Total	207,690	65%	205,073	59%
International
Italy	25,017	8%	25,017	7%
Croatia	21,301	7%	22,532	7%
Poland	20,374	7%	24,529	7%
Spain	16,630	5%	17,274	5%
Germany	10,277	3%	19,355	5%
United Kingdom	5,749	2%	5,749	2%
Other (a)	10,202	3%	26,848	8%
International Total	109,550	35%	141,304	41%
Total	$317,240	100%	$346,377	100%
__________

(a)	Consolidated includes ABR from tenants in the Netherlands, Czech Republic, Japan, and Slovakia. Pro rata includes ABR from tenants in the aforementioned countries plus Hungary and Norway.

Portfolio Diversification by Property Type
(in thousands, except percentages)

	Consolidated		Pro Rata
Property Type	ABR	Percent	ABR	Percent
Office	$101,139	32%	$98,845	28%
Retail	77,913	25%	88,681	26%
Warehouse	71,273	22%	87,131	25%
Industrial	50,839	16%	51,491	15%
Other (a)	16,076	5%	20,229	6%
Total	$317,240	100%	$346,377	100%
__________

(a)
Consolidated includes ABR from tenants with the following property types: learning center, sports facility, and land. Pro rata includes ABR from tenants with the aforementioned property types and self-storage.

CPA®:17 – Global 2015 10-K – 39

Portfolio Diversification by Tenant Industry
(in thousands, except percentages)

	Consolidated		Pro Rata
Industry Type	ABR	Percent	ABR	Percent
Retail Stores	$85,716	27%	$98,406	28%
Business Services	37,296	12%	39,683	12%
Grocery	30,226	10%	46,361	13%
Media: Advertising, Printing, and Publishing	29,287	9%	17,385	5%
Capital Equipment	13,184	4%	13,184	4%
Cargo Transportation	12,924	4%	14,378	4%
Insurance	11,966	4%	15,586	4%
Telecommunications	10,837	3%	10,860	3%
Consumer Services	10,756	3%	11,825	3%
Automotive	10,354	3%	9,331	3%
Media: Broadcasting and Subscription	9,387	3%	9,387	3%
Non-Durable Consumer Goods	9,362	3%	7,336	2%
Hotel, Gaming, and Leisure	8,646	3%	8,686	3%
Beverage, Food, and Tobacco	8,282	3%	8,282	2%
Healthcare and Pharmaceuticals	6,607	2%	6,607	2%
High Tech Industries	5,473	2%	4,406	1%
Banking	4,565	1%	8,657	3%
Containers, Packing, and Glass	3,854	1%	7,502	2%
Other (a)	8,518	3%	8,515	3%
Total	$317,240	100%	$346,377	100%
__________

(a)
Includes ABR from tenants in the following industries: consumer transportation; aerospace and defense; chemicals, plastics, and rubber; construction and building; durable consumer goods; metals and mining; real estate; finance; and environmental industries.

CPA®:17 – Global 2015 10-K – 40

Lease Expirations
(in thousands, except percentages and number of leases)

	Consolidated			Pro Rata
Year of Lease Expiration (a)	Number of Leases Expiring	ABR	Percent	Number of Leases Expiring	ABR	Percent
2016 (b)	16	3,015	1%	17	1,424	—%
2017	4	576	—%	4	576	—%
2018	2	124	—%	5	146	—%
2019	5	2,481	1%	5	2,481	1%
2020	6	242	—%	6	242	—%
2021	7	1,975	1%	7	1,576	—%
2022	1	2,462	1%	2	3,910	1%
2023	1	76	—%	3	4,169	1%
2024	7	38,707	12%	11	32,273	9%
2025	17	23,851	8%	17	23,851	7%
2026	10	10,907	3%	16	22,164	6%
2027	23	30,171	10%	23	30,171	9%
2028	26	37,987	12%	28	42,040	12%
2029	4	6,237	2%	4	6,237	2%
Thereafter	54	158,429	49%	58	175,117	52%
Total	183	$317,240	100%	206	$346,377	100%
__________

(a)	Assumes tenant does not exercise any renewal option.

(b)	Month-to-month leases are included in 2016 ABR.

Self-Storage Summary

Our self-storage properties had an average occupancy rate of 90.6% at December 31, 2015. As of December 31, 2015, our self-storage portfolio was comprised as follows (square footage in thousands):

State	Number of Properties	Square Footage
California	29	2,079
Illinois	13	900
Florida	7	486
Texas	5	437
Hawaii	4	259
Louisiana	3	196
Georgia	2	79
Alabama	1	130
North Carolina	1	80
Mississippi	1	61
Consolidated Total	66	4,707
New York (45% ownership interest)	5	284
Pro Rata Total (a)	71	4,991
__________

(a)	See Terms and Definitions below for a description of pro rata amounts.

CPA®:17 – Global 2015 10-K – 41

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

Financial Highlights

(in thousands)

	Years Ended December 31,
	2015	2014	2013
Total revenues	$426,947	$396,706	$362,772
Net income attributable to CPA®:17 – Global	84,205	74,151	38,714

Cash distributions paid	215,914	209,054	198,440

Net cash provided by operating activities	243,884	210,055	182,598
Net cash used in investing activities	(348,065)	(214,927)	(533,189)
Net cash (used in) provided by financing activities	(9,709)	(126,182)	109,239

Supplemental financial measures:
FFO attributable to CPA®:17 – Global (a)	224,760	195,883	144,232
MFFO attributable to CPA®:17 – Global (a)	199,883	194,636	146,452
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

Total revenues increased during the year ended December 31, 2015, compared to the same period in 2014, primarily due to an increase in revenues from new investments acquired and build-to-suit projects placed into service after December 31, 2014 (Note 4, Note 5). Total revenues in 2015 also included $6.3 million of proceeds received from a bankruptcy settlement claim with a former tenant. These increases in revenues were partially offset by the impact of the weakening of foreign currencies (primarily the euro) to the U.S. dollar on revenue from our foreign investments. Net income and MFFO attributable to CPA®:17 – Global increased primarily due to the increases in revenues received from properties acquired and build-to-suit projects placed into service after December 31, 2014.

CPA®:17 – Global 2015 10-K – 42

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

The following table presents the comparative results of operations (in thousands):

	Years Ended December 31,
	2015	2014	Change	2014	2013	Change
Revenues
Lease revenues	$327,192	$309,175	$18,017	$309,175	$285,388	$23,787
Operating property revenues	49,562	53,107	(3,545)	53,107	51,898	1,209
Reimbursable tenant costs	28,631	26,863	1,768	26,863	17,690	9,173
Interest income and other	21,562	7,561	14,001	7,561	7,796	(235)
	426,947	396,706	30,241	396,706	362,772	33,934
Operating Expenses
Depreciation and amortization:
Net-leased properties	94,726	87,796	6,930	87,796	77,366	10,430
Operating properties	12,006	14,371	(2,365)	14,371	16,376	(2,005)
	106,732	102,167	4,565	102,167	93,742	8,425
Property expenses:
Asset management fees	29,192	26,694	2,498	26,694	21,953	4,741
Reimbursable tenant costs	28,631	26,863	1,768	26,863	17,690	9,173
Operating properties	20,502	25,584	(5,082)	25,584	34,440	(8,856)
Net-leased properties	13,784	11,926	1,858	11,926	11,707	219
	92,109	91,067	1,042	91,067	85,790	5,277
General and administrative	18,377	22,253	(3,876)	22,253	20,416	1,837
Impairment charges	1,023	570	453	570	—	570
Acquisition expenses	651	5,169	(4,518)	5,169	16,884	(11,715)
	218,892	221,226	(2,334)	221,226	216,832	4,394
Operating Income	208,055	175,480	32,575	175,480	145,940	29,540
Other Income and Expenses
Equity in earnings (losses) of equity method investments in real estate	14,667	24,073	(9,406)	24,073	(9,500)	33,573
Other income and (expenses)	1,637	(2,172)	3,809	(2,172)	13,186	(15,358)
Interest expense	(93,551)	(93,001)	(550)	(93,001)	(88,656)	(4,345)
	(77,247)	(71,100)	(6,147)	(71,100)	(84,970)	13,870
Income from continuing operations before income taxes and gain on sale of real estate	130,808	104,380	26,428	104,380	60,970	43,410
Provision for income taxes	(8,885)	(10,725)	1,840	(10,725)	(1,467)	(9,258)
Income before gain on sale of real estate	121,923	93,655	28,268	93,655	59,503	34,152
Income from discontinued operations, net of tax	—	—	—	—	7,487	(7,487)
Gain on sale of real estate, net of tax	2,197	13,338	(11,141)	13,338	659	12,679
Net Income	124,120	106,993	17,127	106,993	67,649	39,344
Net income attributable to noncontrolling interests	(39,915)	(32,842)	(7,073)	(32,842)	(28,935)	(3,907)
Net Income Attributable to CPA®:17 – Global	$84,205	$74,151	$10,054	$74,151	$38,714	$35,437
MFFO Attributable to CPA®:17 – Global	$199,883	$194,636	$5,247	$194,636	$146,452	$48,184

CPA®:17 – Global 2015 10-K – 43

Lease Composition and Leasing Activities

As of December 31, 2015, approximately 52.2% of our net leases, based on consolidated ABR, provide for adjustments based on formulas indexed to changes in the CPI, or similar indices for the jurisdiction in which the property is located, some of which have caps and/or floors. In addition, 45.7% of our net leases on that same basis have fixed rent adjustments, for which consolidated ABR is scheduled to increase by an average of 1.5% in the next 12 months. We own international investments and, therefore, lease revenues from these investments are subject to exchange rate fluctuations in various foreign currencies, primarily the euro.

The following discussion presents a summary of rents on existing properties arising from leases with new tenants, or second generation leases, and renewed leases with existing tenants for the periods presented and, therefore, does not include new acquisitions for our portfolio during the periods presented.

2015 — During 2015, we signed 10 such leases totaling 210,160 square feet of leased space. Of these leases, three were with new tenants and seven were extensions with existing tenants. The average new rent for these leases is $14.54 per square foot and the average former rent was $15.11 per square foot. We provided aggregate tenant improvement allowances of $0.4 million on four of these leases.

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

CPA®:17 – Global 2015 10-K – 44

Property Level Contribution

Property level contribution includes lease and operating property revenues, less property expenses, and depreciation and amortization. When a property is leased on a net-lease basis, reimbursable tenant costs are recorded as both income and property expense and, therefore, have no impact on the property level contribution. The following table presents the property level contribution for our consolidated net-leased and operating properties, as well as a reconciliation to our net operating income (in thousands):

	Years Ended December 31,
	2015	2014	Change	2014	2013	Change
Existing Net-Leased Properties
Lease revenues	$263,961	$276,582	$(12,621)	$276,582	$274,026	$2,556
Depreciation and amortization	(69,967)	(73,501)	3,534	(73,501)	(73,861)	360
Property expenses	(8,807)	(8,813)	6	(8,813)	(9,956)	1,143
Property level contribution	185,187	194,268	(9,081)	194,268	190,209	4,059
Recently Acquired Net-Leased Properties
Lease revenues	63,231	32,593	30,638	32,593	11,362	21,231
Depreciation and amortization	(24,759)	(14,295)	(10,464)	(14,295)	(3,505)	(10,790)
Property expenses	(4,977)	(3,113)	(1,864)	(3,113)	(1,751)	(1,362)
Property level contribution	33,495	15,185	18,310	15,185	6,106	9,079
Operating Properties
Revenues	49,562	45,192	4,370	45,192	38,815	6,377
Property expenses	(20,502)	(18,973)	(1,529)	(18,973)	(17,542)	(1,431)
Depreciation and amortization	(12,006)	(13,635)	1,629	(13,635)	(15,311)	1,676
Property level contribution	17,054	12,584	4,470	12,584	5,962	6,622
Property Sold
Revenues	—	7,915	(7,915)	7,915	13,083	(5,168)
Property expenses	—	(6,611)	6,611	(6,611)	(16,898)	10,287
Depreciation and amortization	—	(736)	736	(736)	(1,065)	329
Property level contribution	—	568	(568)	568	(4,880)	5,448
Total Property Level Contribution
Lease revenues	327,192	309,175	18,017	309,175	285,388	23,787
Property expenses	(13,784)	(11,926)	(1,858)	(11,926)	(11,707)	(219)
Operating property revenues	49,562	53,107	(3,545)	53,107	51,898	1,209
Operating property expenses	(20,502)	(25,584)	5,082	(25,584)	(34,440)	8,856
Depreciation and amortization	(106,732)	(102,167)	(4,565)	(102,167)	(93,742)	(8,425)
Property Level Contribution	235,736	222,605	13,131	222,605	197,397	25,208
Add other income:
Interest income and other	21,562	7,561	14,001	7,561	7,796	(235)
Less other expenses:
Asset management fees	(29,192)	(26,694)	(2,498)	(26,694)	(21,953)	(4,741)
General and administrative	(18,377)	(22,253)	3,876	(22,253)	(20,416)	(1,837)
Impairment charges	(1,023)	(570)	(453)	(570)	—	(570)
Acquisition expenses	(651)	(5,169)	4,518	(5,169)	(16,884)	11,715
Operating Income	$208,055	$175,480	$32,575	$175,480	$145,940	$29,540
CPA®:17 – Global 2015 10-K – 45

Existing Net-Leased Properties

Existing net-leased properties are those we acquired or placed into service prior to January 1, 2013. At December 31, 2015, we had 202 existing net-leased properties.

2015 vs. 2014 — For the year ended December 31, 2015 as compared to 2014, property level contribution for existing net-leased properties decreased by $9.1 million, primarily due to a decrease of $10.2 million as a result of the decrease in the average exchange rate of the U.S. dollar in relation to foreign currencies (primarily the euro). This decrease in property level contribution was partially offset by an increase in lease revenues of $1.3 million as a result of CPI-related rent increases at several properties.

2014 vs. 2013 — For the year ended December 31, 2014 as compared to 2013, property level contribution for existing net-leased properties increased by $4.1 million, primarily due to an increase of $2.1 million as a result of CPI-related rent increases at several properties and an increase of $1.1 million as a result of a decrease in legal and professional fees incurred on several properties.

Recently Acquired Net-Leased Properties

Recently acquired net-leased properties are those that we acquired or placed into service subsequent to December 31, 2012.

2015 vs. 2014 — For the year ended December 31, 2015 as compared to 2014, property level contribution from recently acquired net-leased properties increased by $18.3 million, primarily due to an increase of $19.7 million as a result of new investments we acquired or placed into service during 2015 and 2014, partially offset by a decrease of $1.4 million a result of the decrease in the average exchange rate of the U.S. dollar in relation to foreign currencies (primarily the euro) between the years.

2014 vs. 2013 — For the year ended December 31, 2014 as compared to 2013, property level contribution from recently acquired net-leased properties increased by $9.1 million, primarily as a result of new investments we acquired or placed into service during the years ended December 31, 2014 and 2013.

Operating Properties

Other real estate operations represent primarily the results of operations, or revenues and operating expenses, of our 66 wholly-owned self-storage properties. All of our self-storage properties were acquired prior to January 1, 2014. Additionally, other real estate operations includes the results of operations of a parking garage attached to one of our existing net-leased properties.

2015 vs. 2014 — For the year ended December 31, 2015 as compared to 2014, property level contribution from operating properties increased by $4.5 million primarily due to an increase in the occupancy rate for our self-storage properties from 86.0% at December 31, 2014 to 90.6% at December 31, 2015.

2014 vs. 2013 — For the year ended December 31, 2014 as compared to 2013, property level contribution from operating properties increased by $6.6 million, primarily due to the positive impact of the eight self-storage properties that we acquired during the year ended December 31, 2013.

Properties Sold

Properties sold represent only those properties that did not qualify for classification as discontinued operations. The results of operations for properties that were sold prior to January 1, 2014 are included within discontinued operations in the consolidated financial statements.

During the year ended December 31, 2014, we sold a hotel that had been classified as an operating property in the consolidated financial statements (Note 14). For the years ended December 31, 2014 and 2013, property level contribution from the sold hotel was income of $0.6 million and a loss of $4.9 million, respectively. Losses incurred by the hotel during 2013 were a result of a significant renovation-related disruption, during which a portion of total rooms were unavailable, which negatively impacted its operating income. The related aggregate gain on the sale of this hotel of $14.6 million (Note 4) is included in Gain on sale of real estate, net of tax in the consolidated financial statements, which is described below.

CPA®:17 – Global 2015 10-K – 46

Other Revenues and Expenses

Interest Income and Other

Interest income and other primarily consists of interest earned on our loans receivable and CMBS investments.

2015 vs. 2014 — For the year ended December 31, 2015 as compared to 2014, interest income and other increased by $14.0 million primarily due to interest income totaling $6.7 million received from the loans receivable that we funded during 2015 (Note 5). Additionally, we received proceeds of $6.3 million from a bankruptcy settlement claim with a former tenant during 2015.

2014 vs. 2013 — For the year ended December 31, 2014 as compared to 2013, interest income and other decreased by $0.2 million because we no longer accrue interest on two non-performing CMBS on which we incurred impairment charges during 2014 (Note 8).

Property Expenses — Asset Management Fees

2015 vs. 2014 — For the year ended December 31, 2015 as compared to 2014, asset management fees increased by $2.5 million, as a result of investments acquired since December 31, 2014 and an increase in the estimated fair market value of our real estate portfolio, both of which increased the asset base from which our advisor earns a fee.

2014 vs. 2013 — For the year ended December 31, 2014 as compared to 2013, asset management fees increased by $4.7 million as a result of investments acquired since December 31, 2013 and an increase in the estimated fair market value of our real estate portfolio, both of which increased the asset base from which our advisor earns a fee.

General and Administrative

2015 vs. 2014 — For the year ended December 31, 2015 as compared to 2014, general and administrative expenses decreased by $3.9 million, primarily due to decreases in investor relations expenses of $2.2 million, office expenses of $0.9 million, and other general and administrative expenses of $0.6 million. Investor relations expenses declined due to lower annual report and proxy statement costs.

2014 vs. 2013 — For the year ended December 31, 2014 as compared to 2013, general and administrative expenses increased by $1.8 million, primarily due to an increase in management expenses of $1.5 million, which was due to an increase in our revenue base from which the advisor allocates personnel expenses as a result of our 2014 and 2013 investment volume. Management expenses include our reimbursements to the advisor for the allocated costs of personnel and overhead in providing management of our day-to-day operations, including accounting, legal, treasury, and stockholder services, corporate management, property management, and operations.

Impairment Charges

During the years ended December 31, 2015 and 2014, we incurred other-than-temporary impairment charges of $1.0 million and $0.6 million, respectively, on two of our CMBS tranches to reduce their carrying values to their estimated fair values as a result of non-performance (Note 8). At December 31, 2015 and 2014, the carrying value of our CMBS was $2.8 million and $3.1 million, respectively.

Acquisition Expenses

Acquisition expenses represent direct costs incurred to acquire properties in transactions that are accounted for as business combinations, whereby such costs are required to be expensed as incurred (Note 4).

2015 vs. 2014 — For the year ended December 31, 2015 as compared to 2014, acquisition expenses decreased by $4.5 million. Acquisition expenses for 2015 totaled $0.7 million and related primarily to acquisition-related costs and fees incurred in connection with funding two loans totaling $42.6 million (Note 5) for the development of two hotels. Acquisition expenses for 2014 totaled $5.2 million and related to acquisition costs incurred on two business combinations.

2014 vs. 2013 — For the year ended December 31, 2014 as compared to 2013, acquisition expenses decreased by $11.7 million, primarily due to a decrease in the number of business combinations we entered into during 2014 as compared to 2013.

CPA®:17 – Global 2015 10-K – 47

Equity in Earnings (Losses) of Equity Method Investments in Real Estate

Equity in earnings (losses) of equity method investments in real estate is recognized in accordance with the investment agreement for each of our equity method investments and, where applicable, based upon an allocation of the investment’s net assets at book value as if the investment were hypothetically liquidated at the end of each reporting period. Further details about our equity method investments are discussed in Note 6. The following table presents the details of our Equity in earnings (losses) of equity method investments in real estate (in thousands):

	Years Ended December 31,
Lessee	2015	2014	2013
Net Lease:
Hellweg Die Profi-Baumärkte GmbH & Co. KG (referred to as Hellweg 2) (a)	$6,586	$1,619	$(10,451)
C1000 Logistiek Vastgoed B.V.	3,502	4,358	4,001
U-Haul Moving Partners, Inc. and Mercury Partners, LP	2,437	2,344	1,259
Berry Plastics Corporation	1,640	1,384	1,507
BPS Nevada, LLC (b)	1,507	1,630	(2,696)
State Farm (c)	787	734	275
Bank Pekao S.A. (d)	707	(3,349)	—
Tesco plc	701	419	495
Eroski Sociedad Cooperativa — Mallorca (e)	649	(146)	666
Apply Sørco AS (f)	491	(321)	—
Agrokor d.d. (referred to as Agrokor 5) (g)	307	413	29
Dick’s Sporting Goods, Inc.	115	105	140
	19,429	9,190	(4,775)
Self-Storage:
Madison Storage NYC, LLC and Veritas Group IX-NYC, LLC	(1,858)	(2,033)	(1,090)
	(1,858)	(2,033)	(1,090)
All Other:
BG LLH, LLC (h)	(4,867)	11,483	—
IDL Wheel Tenant, LLC (i)	(2,789)	—	—
BPS Nevada, LLC - Preferred Equity (j)	2,670	170	—
Shelborne Property Associates, LLC (k)	2,082	5,263	(3,635)
	(2,904)	16,916	(3,635)
Total equity in earnings (losses) of equity method investments in real estate	$14,667	$24,073	$(9,500)
__________

(a)
Amount for 2015 includes $6.2 million of equity earnings related to the reversal of liabilities for German real estate transfer taxes due to the German tax authority’s revocation of its previous position on the application of a ruling in an unrelated matter by a Federal German tax court. Amount for 2013 includes $8.1 million of equity losses, representing our share of German real estate transfer taxes related to the restructuring of this investment. The variance between the original amount and the reversal is due to the decrease in the exchange rate of the U.S. dollar in relation to the euro between 2013 and 2015.

(b)	Amount for 2013 includes an other-than-temporary impairment charge of $3.8 million recognized on the investment due to a bankruptcy filed by a major tenant (Note 8).

(c)	On August 20, 2013, we and CPA®:18 – Global acquired an office facility leased to State Farm through this investment.

(d)
Amount for 2014 includes our $4.2 million share of acquisition expenses incurred by the investment, through which we and CPA®:18 – Global acquired an office facility leased to Bank Pekao S.A. on March 31, 2014.

(e)	Amount for 2014 includes an other-than-temporary impairment charge of $0.8 million recognized on the investment due to a decline in market conditions (Note 8).

(f)	On October 31, 2014, we and CPA®:18 – Global acquired an office facility leased to Apply Sørco AS through this investment.

CPA®:17 – Global 2015 10-K – 48

(g)	On December 18, 2013, we and CPA®:18 – Global acquired a portfolio of five retail facilities leased to Agrokor d.d. through this investment.

(h)
This investment operated at a loss for 2015. Amount for 2014 includes equity earnings of $11.5 million, which was primarily comprised of our share of a bargain purchase gain recorded by the investment during the year.

(i)	This build-to-suit investment was placed into service in May 2015 and operated at a loss for 2015.

(j)
The increase in equity earnings recognized in 2015 as compared to 2014 was related to the preferred equity position in the investment that we acquired on November 19, 2014 and February 2, 2015, in two separate tranches. The preferred equity position provided us a preferred rate of return between 8%-12% during 2015.

(k)
This investment operated at a loss each year. Variances between 2015 and 2014 are primarily due to capital contributions from our partners to partially fund cumulative losses that had previously been recognized on our investment as a result of applying the hypothetical liquidation book value model. The decrease in equity earnings recognized in 2015 as compared to 2014 was primarily because we were required to absorb more losses during 2015 since the other partners’ capital balances were reduced to zero.

Other Income and (Expenses)

Other income and (expenses) primarily consists of gains and losses on foreign currency transactions, derivative instruments, and extinguishment of debt. We and certain of our foreign consolidated subsidiaries have intercompany debt and/or advances that are not denominated in the functional currency of those subsidiaries. When the short-term intercompany debt or accrued interest thereon is remeasured against the functional currency of the respective subsidiaries, an unrealized gain or loss on foreign currency translation may result. We also recognize gains or losses on foreign currency transactions when we repatriate cash from our foreign investments or hold foreign currencies in entities designated as U.S. dollar functional currency. In addition, we have certain derivative instruments, including common stock warrants and foreign currency contracts, that are not designated as hedges for accounting purposes, for which realized and unrealized gains and losses are included in earnings. The timing and amount of such gains or losses cannot always be estimated and are subject to fluctuation.

2015 — During the year ended December 31, 2015, we recognized net other income of $1.6 million, which was primarily comprised of gains recognized on derivatives of $8.0 million and interest income received on our cash balances held with financial institutions of $1.3 million, partially offset by realized and unrealized foreign currency transaction losses related to our international investments of $6.6 million, other losses of $0.7 million primarily related to the write-off of a purchase option which expired in July 2015, and a loss recognized on the extinguishment of debt of $0.3 million related to the prepayment of a non-recourse mortgage loan (Note 10).

2014 — During the year ended December 31, 2014, we recognized net other expenses of $2.2 million, which was primarily comprised of realized and unrealized foreign currency transaction losses related to our international investments of $7.4 million, partially offset by gains recognized on derivatives of $3.0 million and interest income of $2.4 million.

2013 — During the year ended December 31, 2013, we recognized net other income of $13.2 million, which was primarily comprised of realized and unrealized foreign currency transaction gains related to our international investments of $5.3 million, gains recognized on derivatives of $5.2 million, and interest income of $3.0 million.

Interest Expense

2015 vs. 2014 — For the year ended December 31, 2015 as compared to 2014, interest expense increased by $0.6 million, primarily due to (i) an increase of $8.6 million related to mortgage financing obtained or assumed in connection with our investment activity and build-to-suit projects placed into service during 2015 and 2014 and (ii) $0.9 million of interest expense incurred during 2015 related to our Senior Credit Facility (Note 10), partially offset by (i) a decrease of $4.6 million due to the impact of the weakening of foreign currencies (primarily the euro) in relation to the U.S. dollar, (ii) a decrease of $3.3 million related to the impact of four repayments of non-recourse mortgage loans during 2015 (Note 10), and (iii) a decrease of $1.0 million related to the maturity of an interest rate cap in August 2014 on the non-recourse mortgage loan encumbering the property leased to The New York Times Company, for which we did not record amortization during 2015.

2014 vs. 2013 — For the year ended December 31, 2014 as compared to 2013, interest expense increased by $4.3 million, primarily as a result of mortgage financing obtained or assumed in connection with our investment activity during 2014 and 2013.

CPA®:17 – Global 2015 10-K – 49

Provision for Income Taxes

Our provision for income taxes is primarily related to our international properties.

2015 — During the year ended December 31, 2015, we recorded a provision for income taxes of $8.9 million, comprised of deferred income taxes of $4.2 million and current income taxes of $4.7 million.

2014 — During the year ended December 31, 2014, we recorded a provision for income taxes of $10.7 million, comprised of deferred income taxes of $7.7 million and current income taxes of $3.0 million.

2013 — During the year ended December 31, 2013, we recorded a provision for income taxes of $1.5 million, comprised of current income taxes of $3.3 million, partially offset by a deferred income tax benefit of $1.8 million.

Income from Discontinued Operations, Net of Tax

Income from discontinued operations, net of tax represents the net income (revenue less expenses) from the operations of properties that were sold or classified as held-for-sale prior to January 1, 2014 (Note 14).

During the year ended December 31, 2013, we recognized income from discontinued operations, net of tax of $7.5 million, primarily due to a gain on the sale of a hotel property of $8.0 million, partially offset by a loss on extinguishment of the related debt of $1.0 million. We did not recognize any property dispositions in discontinued operations during 2015 or 2014.

Gain on Sale of Real Estate, Net of Tax

2015 — During the year ended December 31, 2015, we recognized a deferred gain on sale of real estate, net of tax of $2.2 million as a result of the partial sale related to I Shops LLC, or the I Shops Partial Sale, which occurred in 2014 (Note 4).

2014 — During the year ended December 31, 2014, we recognized a $12.4 million gain on sale of real estate, net of tax as a result of the I Shops Partial Sale (Note 4). In addition, we recognized a $0.8 million gain on sale of real estate, net of tax as a result of granting an easement at one of our properties.

Net Income Attributable to Noncontrolling Interests

2015 vs. 2014 — For the year ended December 31, 2015 as compared to 2014, net income attributable to noncontrolling interests increased by $7.1 million, primarily due to an increase of $4.2 million in the distribution of available cash of the Operating Partnership, which we refer to as the Available Cash Distribution, paid to our advisor as a result of our investment activity since December 31, 2014. As discussed in Note 3, the advisor owns a 0.01% special general partner interest in our Operating Partnership entitling it to up to 10% of the available cash of our Operating Partnership, as defined in the partnership agreement. Additionally, our affiliate’s share of proceeds from a bankruptcy settlement claim with a former tenant received during the second quarter of 2015 was $2.1 million.

2014 vs. 2013 — For the year ended December 31, 2014 as compared to 2013, net income attributable to noncontrolling interests increased by $3.9 million, primarily due to an increase of $3.5 million in the Available Cash Distribution paid to the advisor as a result of our 2014 and 2013 investment activity.

Net Income Attributable to CPA®:17 – Global

2015 vs. 2014 — For the year ended December 31, 2015 as compared to 2014, the resulting net income attributable to CPA®:17 – Global increased by $10.1 million.

2014 vs. 2013 — For the year ended December 31, 2014 as compared to 2013, the resulting net income attributable to CPA®:17 – Global increased by $35.4 million.

CPA®:17 – Global 2015 10-K – 50

Modified Funds from Operations

MFFO is a non-GAAP measure that we use to evaluate our business. For a definition of MFFO and reconciliation to net income attributable to CPA®:17 – Global, see Supplemental Financial Measures below.

2015 vs. 2014 — For the year ended December 31, 2015 as compared to 2014, MFFO increased by $5.2 million, primarily as a result of the increase in revenues received from properties acquired and build-to-suit projects placed into service after December 31, 2014.

2014 vs. 2013 — For the year ended December 31, 2014 as compared to 2013, MFFO increased by $48.2 million, primarily as a result of the increase in revenues received from properties acquired and build-to-suit projects placed into service after December 31, 2013.

Liquidity and Capital Resources

We use the cash flow generated from our investments primarily to meet our operating expenses, service debt, and fund distributions to stockholders. We currently expect that, for the short term, the aforementioned cash requirements will be funded by our cash on hand, financings, or unused capacity under our Senior Credit Facility. We may also use proceeds from financings and asset sales for the acquisition of real estate and real estate related investments.

Our liquidity would be affected adversely by unanticipated costs and greater-than-anticipated operating expenses. To the extent that our working capital reserve is insufficient to satisfy our cash requirements, additional funds may be provided from cash generated from operations or through short-term borrowings. In addition, we may incur indebtedness in connection with the acquisition of real estate, refinance the debt thereon, arrange for the leveraging of any previously unfinanced property, or reinvest the proceeds of financings or refinancings in additional properties.

Sources and Uses of Cash During the Year

We expect to continue to invest in a diversified portfolio of income-producing commercial properties and other real estate-related assets. We use the cash flow generated from our investments primarily to meet our operating expenses, service debt, and fund distributions to our stockholders. Our cash flows will fluctuate periodically due to a number of factors, which may include, among other things, the timing of purchases and sales of real estate; the timing of the receipt of the proceeds from, and the repayment of, non-recourse mortgage loans and the receipt of lease revenues; whether our advisor receives fees in shares of our common stock or cash, which our board of directors must elect, after consultation with the advisor; the timing and characterization of distributions received from equity investments in real estate; the timing of payments of the Available Cash Distribution to our advisor; and changes in foreign currency exchange rates. Despite these fluctuations, we believe our investments will generate sufficient cash from operations and from equity distributions in excess of equity income in real estate to meet our normal recurring short-term and long-term liquidity needs. We may also use existing cash resources, the proceeds of non-recourse mortgage loans, unused capacity under our Senior Credit Facility, and the issuance of additional equity securities to meet these needs. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the year are described below.

2015

Operating Activities — Net cash provided by operating activities increased by $33.8 million during 2015 as compared to 2014, primarily reflecting the impact of investments acquired after December 31, 2014, proceeds received from a bankruptcy settlement claim with a former tenant during 2015, and our share of acquisition expenses funded by a jointly-owned investment during 2014.

Investing Activities — Our investing activities are generally comprised of real estate-related transactions (purchases and sales), payment of deferred acquisition fees to our advisor related to asset acquisitions, and capitalized property-related costs.

During 2015, we used $301.4 million to acquire six real estate investments and invest in capital expenditures for owned real estate and $24.3 million to fund construction costs on build-to-suit projects (Note 4, Note 5). We used $42.6 million to fund two loans receivable and received $40.0 million from the repayment of a loan receivable from a third party (Note 5). We contributed $39.0 million to jointly-owned investments, including $9.1 million to acquire a follow-on equity interest in an existing investment (Note 6). We received $35.0 million as a return of capital from our equity investments in real estate. We paid value added taxes totaling $37.5 million in connection with several international investments and recovered $15.2 million of value

CPA®:17 – Global 2015 10-K – 51

added taxes during 2015, including amounts paid in prior years. Payments of deferred acquisition fees to our advisor totaled $6.4 million (Note 3). We also had cash inflows of $6.3 million related to a change in restricted cash.

Financing Activities — During 2015, we paid distributions to our stockholders related to the fourth quarter of 2014 and the first, second, and third quarters of 2015 totaling $215.9 million, which were comprised of cash distributions of $112.2 million and distributions that were reinvested in our shares by stockholders through our distribution reinvestment and stock purchase plan of $103.7 million. Our gross borrowings under our Senior Credit Facility were $235.4 million and repayments were $120.4 million. We received $170.2 million in proceeds from mortgage financings related to new and existing investments (Note 10). We made scheduled and unscheduled mortgage principal installments totaling $121.3 million, and received contributions totaling $15.9 million from an affiliate that holds noncontrolling interests in various entities with us to pay off mortgage loans (Note 10). We obtained a $25.0 million loan from WPC, which we repaid in full during the third quarter of 2015 (Note 3). We also paid distributions of $35.7 million to affiliates that hold noncontrolling interests in various investments jointly-owned with us. As described further below, we also paid $37.1 million to repurchase shares of our common stock pursuant to our quarterly redemption program.

2014

Operating Activities — Net cash provided by operating activities increased by $27.5 million during 2014 as compared to 2013, primarily reflecting the increase in the operating cash flows from investments acquired during 2014 and 2013.

Investing Activities — During 2014, we used $79.3 million to acquire five investments and $68.9 million to fund construction costs on build-to-suit projects (Note 4). We contributed $199.5 million to jointly-owned investments, including $135.5 million to acquire equity interests in three new investments; $40.9 million to fund existing acquisition, development, and construction loans, or ADC Arrangements; and $20.4 million to acquire an additional interest in an existing investment (Note 6). We used $7.8 million to acquire an interest in a foreign debenture. We received $83.9 million as a return of capital from our equity investments in real estate, primarily due to distributions totaling $62.6 million made to us as a result of new financings obtained by two of our investments (Note 6), and we received net proceeds of $68.8 million, primarily from the sale of real estate as a result of the I Shops Partial Sale (Note 4). Net funds used totaling $4.7 million were deposited in and released from escrow accounts. Payments of deferred acquisition fees to the advisor totaled $6.8 million. We paid value added taxes totaling $5.5 million in connection with several international investments and recovered $4.9 million of value added taxes during 2014, including amounts paid in prior years.

Financing Activities — During 2014, we paid distributions to our stockholders related to the fourth quarter of 2014 and the first, second, and third quarters of 2015 totaling $209.1 million, which were comprised of cash distributions of $107.1 million and distributions that were reinvested in our shares by stockholders through our distribution reinvestment and stock purchase plan of $102.0 million. We paid distributions of $30.8 million to affiliates that hold noncontrolling interests in various investments jointly owned with us. We received $92.8 million in proceeds from mortgage financings related to new and existing investments. We made scheduled and unscheduled mortgage principal installments totaling $51.3 million. Funds totaling $3.6 million were released from escrow accounts. As described further below, we also paid $25.4 million to repurchase shares of our common stock.

Distributions

Our objectives are to generate sufficient cash flow over time to provide stockholders with distributions and to seek investments with potential for capital appreciation throughout varying economic cycles. During 2015, we declared distributions to our stockholders totaling $217.3 million, which were comprised of $113.5 million of cash distributions and $103.8 million of distributions reinvested in our shares by stockholders through our distribution reinvestment and stock purchase plan. We funded all of these distributions from Net cash provided by operating activities. Since inception, we have funded 99% of our cumulative distributions from Net cash provided by operating activities, with the remaining 1%, or $11.9 million, being funded primarily from proceeds of our public offerings and, to a lesser extent, other sources. In determining our distribution policy during the periods in which we are investing capital, we place primary emphasis on projections of cash flow from operations, together with cash distributions from our unconsolidated investments, rather than on historical results of operations (though these and other factors may be a part of our consideration). In setting a distribution rate, we thus focus primarily on expected returns from those investments we have already made, as well as our anticipated rate of return from future investments, to assess the sustainability of a particular distribution rate over time.

CPA®:17 – Global 2015 10-K – 52

Redemptions

We maintain a quarterly redemption program pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from stockholders seeking liquidity. During the years ended December 31, 2015 and 2014, we received requests to redeem 4,048,280 and 2,798,365 shares, respectively, of our common stock pursuant to our redemption plan, all of which were redeemed during the same year. The weighted-average price per share at which the shares were redeemed was $9.16 and $9.07, respectively, which is net of redemptions fees, totaling $37.1 million and $25.4 million, respectively.

Summary of Financing

The table below summarizes our non-recourse debt and Senior Credit Facility (dollars in thousands):

	December 31,
	2015	2014
Carrying Value
Fixed rate	$1,274,773	$1,259,320
Variable rate:
Senior Credit Facility	113,162	—
Non-recourse debt:
Amount subject to interest rate swaps	413,659	434,202
Floating interest rate mortgage loans	169,901	166,932
Amount of fixed rate debt subject to interest rate reset features	35,938	36,035
	619,498	637,169
	$2,007,433	$1,896,489
Percent of Total Debt
Fixed rate	64%	66%
Variable rate	36%	34%
	100%	100%
Weighted-Average Interest Rate at End of Year
Fixed rate	5.1%	5.3%
Variable rate (a)	3.6%	4.0%
__________

(a)	The impact of our derivative instruments is reflected in the weighted-average interest rates.

Cash Resources

At December 31, 2015, our cash resources consisted primarily of cash and cash equivalents totaling $152.9 million. Of this amount, $106.6 million, at then-current exchange rates, was held in foreign subsidiaries, but we could be subject to restrictions or significant costs should we decide to repatriate these amounts. We also had our Senior Credit Facility with unused capacity of $136.8 million, as well as unleveraged properties that had an aggregate carrying value of $360.9 million at December 31, 2015, although there can be no assurance that we would be able to obtain financing for these properties. Our cash resources may be used for future investments and can be used for working capital needs, other commitments, and distributions to our stockholders.

CPA®:17 – Global 2015 10-K – 53

Cash Requirements

During the next 12 months, we expect that our cash requirements will include payments to acquire new investments, funding capital commitments such as build-to-suit projects and ADC Arrangements, paying distributions to our stockholders and to our affiliates that hold noncontrolling interests in entities we control, making share repurchases pursuant to our quarterly redemption program, and making scheduled mortgage loan principal payments, repayments of borrowings under our Revolver (Note 10), as well as other normal recurring operating expenses. Balloon payments totaling $199.8 million and $19.9 million on our consolidated and unconsolidated mortgage loan obligations, respectively, are also due during the next 12 months. Our advisor is actively seeking to refinance certain of these loans, although there can be no assurance that it will be able to do so on favorable terms, if at all. Capital and other lease commitments totaling $5.0 million are expected to be funded during the next 12 months. We expect to fund future investments, capital commitments, any capital expenditures on existing properties, scheduled and unscheduled debt payments on our mortgage loans, and repayments of borrowings under our Revolver through the use of our cash reserves, cash generated from operations, and proceeds from financings and asset sales.

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements, and other contractual obligations (primarily our capital commitments and lease obligations) at December 31, 2015 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Non-recourse debt — principal (a)	$1,896,564	$228,367	$490,121	$167,681	$1,010,395
Senior Credit Facility — principal (b)	113,225	—	113,225	—	—
Deferred acquisition fees — principal	7,985	4,411	3,574	—	—
Interest on borrowings and deferred acquisition fees	441,500	89,188	137,170	112,334	102,808
Capital commitments (c)	3,029	2,699	330	—	—
Operating and other lease commitments (d)	74,601	2,281	6,275	5,857	60,188
Asset retirement obligations, net (e)	25,423	—	—	—	25,423
	$2,562,327	$326,946	$750,695	$285,872	$1,198,814
__________

(a)	Excludes $2.3 million of unamortized discount, net, on three notes, which was included in Non-recourse debt at December 31, 2015.

(b)	Excludes $0.1 million of unamortized discount on our Senior Credit Facility, which is scheduled to mature on August 26, 2018, unless extended pursuant to its terms.

(c)	Capital commitments include current build-to-suit projects of $2.8 million (Note 4) and $0.2 million related to other construction commitments.

(d)
Operating commitments consist of rental obligations under ground leases. Other lease commitments consist of our estimated share of future rents payable for the purpose of leasing office space pursuant to the advisory agreement. Amounts are estimated based on current allocation percentages among WPC and the other Managed REITs as of December 31, 2015 (Note 3).

(e)
Represents the estimated amount of future obligations for the removal of asbestos and environmental waste in connection with several of our investments, payable upon the retirement or sale of the assets.

Amounts in the table above that relate to our foreign operations are based on the exchange rate of the local currencies at December 31, 2015, which consisted primarily of the euro. At December 31, 2015, we had no material capital lease obligations for which we were the lessee, either individually or in the aggregate.

CPA®:17 – Global 2015 10-K – 54

Equity Method Investments

We have interests in unconsolidated investments that own single-tenant properties net leased to companies. Generally, the underlying investments are jointly-owned with our affiliates (Note 6). Summarized financial information for these investments and our ownership interest in the investments at December 31, 2015 is presented below. Cash requirements with respect to our share of these debt obligations are discussed above under Cash Requirements. Summarized financial information provided represents the total amounts attributable to the investments and does not represent our proportionate share (dollars in thousands):

Lessee	Ownership Interest at December 31, 2015	Total Assets	Total Third-Party Debt	Maturity Date
Net Lease:
Tesco plc (a)	49%	$58,084	$33,313	6/2016
Hellweg Die Profi-Baumärkte GmbH & Co. KG (referred to as Hellweg 2) (a)	37%	306,008	254,503	1/2017
C1000 Logistiek Vastgoed B.V. (a)	85%	143,650	72,532	3/2020
Berry Plastics Corporation	50%	65,531	25,076	6/2020
Agrokor d.d. (referred to as Agrokor 5) (a)	20%	77,780	32,321	12/2020
Bank Pekao S.A. (a)	50%	114,586	58,082	3/2021
Apply Sørco AS (a)	49%	82,623	40,587	10/2021
Dick’s Sporting Goods, Inc.	45%	24,158	19,905	1/2022
BPS Nevada, LLC	15%	183,019	104,662	2/2023
State Farm	50%	110,006	72,800	9/2023
U-Haul Moving Partners, Inc. and Mercury Partners, LP	12%	234,726	—	N/A
Eroski Sociedad Cooperativa — Mallorca (a)	30%	25,975	—	N/A
Self-Storage:
Madison Storage NYC, LLC and Veritas Group IX-NYC, LLC	45%	91,096	70,586	12/2016; 6/2017
All Other:
BG LLH, LLC	7%	2,381,896	1,696,113	6/2022
Shelborne Property Associates, LLC	33%	154,526	—	N/A
IDL Wheel Tenant, LLC	N/A	52,819	—	N/A
		$4,106,483	$2,480,480
___________

(a)	Dollar amounts shown are based on the exchange rate of the applicable foreign currency at December 31, 2015.

CPA®:17 – Global 2015 10-K – 55

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

We have recorded asset retirement obligations of $25.4 million and $23.3 million as of December 31, 2015 and 2014, respectively, for the removal of asbestos and environmental waste in connection with several of our investments.

Critical Accounting Estimates

Our significant accounting policies are described in Note 2. Many of these accounting policies require judgment and the use of estimates and assumptions when applying these policies in the preparation of our consolidated financial statements. On a quarterly basis, we evaluate these estimates and judgments based on historical experience as well as other factors that we believe to be reasonable under the circumstances. These estimates are subject to change in the future if underlying assumptions or factors change. Certain accounting policies, while significant, may not require the use of estimates. Those accounting policies that require significant estimation and/or judgment are described under Critical Accounting Policies and Estimates in Note 2. The recent accounting change that may potentially impact our business is described under Recent Accounting Change in Note 2.

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

CPA®:17 – Global 2015 10-K – 56

We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004. The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property, impairment charges on real estate, and depreciation and amortization from real estate assets; and after adjustments for unconsolidated partnerships and jointly-owned investments. Adjustments for unconsolidated partnerships and jointly-owned investments are calculated to reflect FFO. Our FFO calculation complies with NAREIT’s policy described above. However, NAREIT’s definition of FFO does not distinguish between the conventional method of equity accounting and the hypothetical liquidation at book value method of accounting for unconsolidated partnerships and jointly-owned investments.

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

Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) were put into effect in 2009. These other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, such as acquisition fees that are typically accounted for as operating expenses. Management believes these fees and expenses do not affect our overall long-term operating performance. Publicly-registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. While other start-up entities may also experience significant acquisition activity during their initial years, we believe that non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after acquisition activity ceases. We currently intend to begin the process of achieving a liquidity event (i.e., listing of our common stock on a national exchange, a merger or sale of our assets, or another similar transaction) within eight to 12 years following the investment of substantially all of the net proceeds from our initial public offering, which occurred in April 2011. Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association, an industry trade group, has standardized a measure known as MFFO, which the Investment Program Association has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate supplemental non-GAAP measure to reflect the operating performance of a non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO, and also excludes acquisition fees and

CPA®:17 – Global 2015 10-K – 57

expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring properties and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance now that our offering has been completed and once essentially all of our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance, with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. MFFO should only be used to assess the sustainability of a company’s operating performance after a company’s offering has been completed and properties have been acquired, as it excludes acquisition costs that have a negative effect on a company’s operating performance during the periods in which properties are acquired.

We define MFFO consistent with the Investment Program Association’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations, or the Practice Guideline, issued by the Investment Program Association in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of GAAP net income: acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above- and below-market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; nonrecurring impairments of real estate-related investments (i.e., infrequent or unusual, not reasonably likely to recur in the ordinary course of business); mark-to-market adjustments included in net income; nonrecurring gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives, or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and jointly-owned investments, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, nonrecurring unrealized gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses that are unrealized and may not ultimately be realized. While we are responsible for managing interest rate, hedge, and foreign exchange risk, we retain an outside consultant to review all our hedging agreements. Since interest rate hedges are not a fundamental part of our operations, we believe it is appropriate to exclude such infrequent gains and losses in calculating MFFO, as such gains and losses are not reflective of on-going operations.

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

CPA®:17 – Global 2015 10-K – 58

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

CPA®:17 – Global 2015 10-K – 59

FFO and MFFO were as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Net income attributable to CPA®:17 – Global	$84,205	$74,151	$38,714
Adjustments:
Depreciation and amortization of real property	106,502	99,210	91,313
Gain on sale of real estate	(2,197)	(4,251)	(8,065)
Proportionate share of adjustments to equity in net income of partially-owned entities to arrive at FFO:
Depreciation and amortization of real property	36,813	26,656	19,143
Impairment charges	—	766	3,778
Proportionate share of adjustments for noncontrolling interests to arrive at FFO	(563)	(649)	(651)
Total adjustments	140,555	121,732	105,518
FFO attributable to CPA®:17 – Global — as defined by NAREIT	224,760	195,883	144,232
Adjustments:
Straight-line and other rent adjustments (a)	(20,365)	(19,041)	(19,777)
Realized (gains) losses on foreign currency, derivatives and other	(5,868)	2,709	(4,868)
Unrealized losses (gains) on foreign currency, derivatives, and other	5,079	2,045	(5,119)
Above- and below-market rent intangible lease amortization, net (b)	(3,632)	(404)	109
Impairment charges (c)	1,023	570	—
Acquisition expenses (d)	651	7,877	19,481
Amortization of premiums (accretion of discounts) on debt investments, net	637	(533)	(336)
Loss on extinguishment of debt	275	263	1,578
Unrealized gains on mark-to-market adjustments	—	(291)	—
Proportionate share of adjustments to equity in net income of partially-owned entities to arrive at MFFO:
Acquisition expenses (d) (e)	(5,033)	4,337	1,504
Above- and below-market rent intangible lease amortization, net (b)	1,388	1,249	1,224
Realized losses on foreign currency, derivatives, and other	416	23	13
Amortization of premiums on debt investments, net	378	—	—
Straight-line and other rent adjustments (a)	(249)	(515)	(226)
Unrealized losses on mark-to-market adjustments	—	213	234
Unrealized losses on foreign currency, derivatives, and other	—	17	73
Restructuring charges (e)	—	—	8,095
Proportionate share of adjustments for noncontrolling interests to arrive at MFFO	423	234	235
Total adjustments	(24,877)	(1,247)	2,220
MFFO attributable to CPA®:17 – Global	$199,883	$194,636	$146,452
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

CPA®:17 – Global 2015 10-K – 60

(b)
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

(d)
Prior to 2015, includes amortization of current and deferred acquisition fees. Amortization of current and deferred acquisition fees totaled $3.0 million for the year ended December 31, 2015 and is included in depreciation and amortization of real property. In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs and amortization of deferred acquisition fees, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income, a performance measure under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to stockholders, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property.

(e)
Amount for the year ended December 31, 2015 includes the reversal of $6.2 million of liabilities for German real estate transfer taxes. These transfer taxes were originally recorded for $8.1 million and were related to the restructuring of the Hellweg 2 investment in October 2013. The variance between the original amount and the reversal is due to the decrease in the exchange rate of the U.S. dollar in relation to the euro between 2013 and 2015 (Note 6).

CPA®:17 – Global 2015 10-K – 61

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

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we have historically attempted to obtain non-recourse mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our joint investment partners have obtained, and may in the future obtain, variable-rate non-recourse mortgage loans, and, as a result, we have entered into, and may continue to enter into, interest rate swap agreements or interest rate cap agreements with lenders. Interest rate swap agreements effectively convert the variable-rate debt service obligations of a loan to a fixed rate, while interest rate cap agreements limit the underlying interest rate from exceeding a specified strike rate. Interest rate swaps are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flows over a specific period, and interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments that, where applicable, are designated as cash flow hedges on the forecasted interest payments on the debt obligation. The face amount on which the swaps or caps are based is not exchanged. Our objective in using these derivatives is to limit our exposure to interest rate movements. At December 31, 2015, we estimated that the total fair value of our interest rate swaps, which are included in Other assets, net and Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was in a liability position of $10.7 million (Note 9).

At December 31, 2015, all of our debt either bore interest at fixed rates, bore interest at floating rates, was swapped to a fixed rate, or bore interest at fixed rates that were scheduled to convert to then-prevailing market fixed rates at certain future points during their term. The annual interest rates on our fixed-rate debt at December 31, 2015 ranged from 2.0% to 7.5%. The contractual annual interest rates on our variable-rate debt at December 31, 2015 ranged from 1.6% to 6.1%. Our debt obligations are more fully described under Liquidity and Capital Resources – Summary of Financing in Item 7 above. The following table presents principal cash outflows based upon expected maturity dates of our debt obligations outstanding at December 31, 2015 (in thousands):

	2016	2017	2018	2019	2020	Thereafter	Total	Fair value
Fixed-rate debt (a)	$45,347	$176,211	$26,915	$36,887	$125,490	$863,465	$1,274,315	$1,315,501
Variable-rate debt (a) (b)	$183,020	$168,662	$231,559	$2,529	$2,775	$146,929	$735,474	$735,120
__________

(a)	Amounts are based on the exchange rate at December 31, 2015, as applicable.

(b)	Includes $113.2 million outstanding under our Senior Credit Facility, which is scheduled to mature on August 26, 2018, unless extended pursuant to its terms.

At December 31, 2015, the estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps, is affected by changes in

CPA®:17 – Global 2015 10-K – 62

interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at December 31, 2015 by an aggregate increase of $62.1 million or an aggregate decrease of $75.0 million, respectively. Annual interest expense on our unhedged variable-rate debt at December 31, 2015 would increase or decrease by $2.8 million for each respective 1% change in annual interest rates.

As more fully described under Liquidity and Capital Resources – Summary of Financing in Item 7 above, our variable-rate debt in the table above bore interest at fixed rates at December 31, 2015, but has interest rate reset features that will change the fixed interest rates to then-prevailing market fixed rates at certain points during their term. This debt is generally not subject to short-term fluctuations in interest rates.

Foreign Currency Exchange Rate Risk

We own international investments, primarily in Europe and Asia, and as a result, are subject to risk from the effects of exchange rate movements in various foreign currencies, primarily the euro and, to a lesser extent, the British pound sterling, the Japanese yen, the Norwegian krone, and the Indian rupee, which may affect future costs and cash flows. Although all of our foreign investments through the fourth quarter of 2015 were conducted in these currencies, we may conduct business in other currencies in the future. We manage foreign currency exchange rate movements by generally placing both our debt service obligation to the lender and the tenant’s rental obligation to us in the same currency. This reduces our overall exposure to the actual equity that we have invested and the equity portion of our cash flow. In addition, we may use currency hedging to further reduce the exposure to our equity cash flow. We are generally a net receiver of these currencies (we receive more cash than we pay out), therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar, relative to the foreign currency.

We have obtained, and may in the future obtain, non-recourse mortgage financing in local currencies. To the extent that currency fluctuations increase or decrease rental revenues, as translated to U.S. dollars, the change in debt service, as translated to U.S. dollars, will partially offset the effect of fluctuations in revenue and, to some extent, mitigate the risk from changes in foreign currency exchange rates.

Scheduled future minimum rents, exclusive of renewals, under non-cancelable operating leases, for our consolidated foreign operations as of December 31, 2015, during each of the next five calendar years and thereafter, are as follows (in thousands):

Lease Revenues (a)	2016	2017	2018	2019	2020	Thereafter	Total
Euro (b)	$101,648	$101,513	$101,653	$101,795	$102,212	$817,728	$1,326,549
British pound sterling (c)	5,761	5,745	5,745	5,745	5,761	57,318	86,075
Japanese yen (d)	2,521	2,532	2,532	2,532	2,539	3,143	15,799
	$109,930	$109,790	$109,930	$110,072	$110,512	$878,189	$1,428,423

Scheduled debt service payments (principal and interest) for mortgage notes payable for our consolidated foreign operations as of December 31, 2015, during each of the next five calendar years and thereafter, are as follows (in thousands):

Debt Service (a) (e)	2016	2017	2018	2019	2020	Thereafter	Total
Euro (b)	$217,035	$129,035	$126,352	$9,185	$70,010	$88,495	$640,112
British pound sterling (c)	14,234	1,484	1,446	13,427	—	—	30,591
Japanese yen (d)	433	22,071	—	—	—	—	22,504
	$231,702	$152,590	$127,798	$22,612	$70,010	$88,495	$693,207
__________

(a)
Amounts are based on the applicable exchange rates at December 31, 2015. Contractual rents and debt obligations are denominated in the functional currency of the country of each property. Our foreign operations denominated in the Norwegian krone and Indian rupee are related to an unconsolidated jointly-owned investment and a foreign debenture, respectively, and are excluded from the amounts in the tables.

(b)
We estimate that, for a 1% increase or decrease in the exchange rate between the euro and the U.S. dollar, there would be a corresponding change in the projected estimated property-level cash flow at December 31, 2015 of $6.9 million.

(c)
We estimate that, for a 1% increase or decrease in the exchange rate between the British pound sterling and the U.S. dollar, there would be a corresponding change in the projected estimated property-level cash flow at December 31, 2015 of $0.6 million.

CPA®:17 – Global 2015 10-K – 63

(d)
We estimate that, for a 1% increase or decrease in the exchange rate between the Japanese yen and the U.S. dollar, there would be a corresponding change in the projected estimated property-level cash flow at December 31, 2015 of less than $0.1 million.

(e)	Interest on unhedged variable-rate debt obligations was calculated using the applicable annual interest rates and balances outstanding at December 31, 2015.

As a result of scheduled balloon payments on certain of our international non-recourse mortgage loans, projected debt service obligations exceed projected lease revenues in 2016, 2017, and 2018. In 2016, balloon payments totaling $199.8 million are due on three non-recourse mortgage loans that are collateralized by properties that we own with affiliates. In 2017, balloon payments totaling $132.0 million are due on eight non-recourse mortgage loans that are collateralized by properties that we own with affiliates. In 2018, balloon payments totaling $115.9 million are due on the Senior Credit Facility and on a non-recourse mortgage loan that is collateralized by a property that we own with affiliates. We currently anticipate that, by their respective due dates, we will have refinanced certain of these loans, but there can be no assurance that we will be able to do so on favorable terms, if at all. If refinancing has not occurred, we would expect to use our cash resources to make these payments, if necessary.

Concentration of Credit Risk

Concentrations of credit risk arise when a number of tenants are engaged in similar business activities or have similar economic risks or conditions that could cause them to default on their lease obligations to us. We regularly monitor our portfolio to assess potential concentrations of credit risk. While we believe our portfolio is reasonably well diversified, it does contain concentrations in certain areas in excess of 10%, based on the percentage of our consolidated total revenues or ABR. For the year ended December 31, 2015, our consolidated portfolio had the following significant characteristics in excess of 10%, based on the percentage of our consolidated total revenues:

•	74% related to domestic properties, which included a concentration in Texas of 15%, comprised primarily of 11% related to our tenant, KBR, Inc.; and

•	26% related to international properties.

At December 31, 2015, our consolidated net-lease portfolio, which excludes investments within our Self Storage and All Other segments, had the following significant property and lease characteristics in excess of 10% in certain areas, based on the percentage of our consolidated ABR as of that date:

•	65% related to domestic properties;

•	35% related to international properties;

•	32% related to office facilities, 25% related to retail facilities, 22% related to warehouse facilities, and 16% related to industrial facilities; and

•	27% related to the retail stores industry, 12% related to the business services industry, and 10% related to the grocery industry.

CPA®:17 – Global 2015 10-K – 64

Item 8. Financial Statements and Supplementary Data.

Financial statement schedules other than those listed above are omitted because the required information is given in the financial statements, including the notes thereto, or because the conditions requiring their filing do not exist.

CPA®:17 – Global 2015 10-K – 65

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Corporate Property Associates 17 – Global Incorporated:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and comprehensive income, of equity and of cash flows, listed in the table of contents appearing under Item 8 present fairly, in all material respects, the financial position of Corporate Property Associates 17 – Global Incorporated and its subsidiaries (the “Company”) at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 8 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The Company adopted accounting standards update (“ASU”) No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”, which changed the criteria for reporting discontinued operations in 2014.

/s/ PricewaterhouseCoopers LLP
New York, New York
March 14, 2016

CPA®:17 – Global 2015 10-K – 66

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2015	2014
Assets
Investments in real estate:
Real estate, at cost (inclusive of $139,507 and $144,753, respectively, attributable to variable interest entities, or VIEs)	$2,658,877	$2,396,715
Operating real estate, at cost	275,521	272,859
Accumulated depreciation (inclusive of $13,096 and $9,984, respectively, attributable to VIEs)	(256,175)	(197,695)
Net investments in properties	2,678,223	2,471,879
Real estate under construction	1,068	110,983
Net investments in direct financing leases (inclusive of $247,340 and $245,815, respectively, attributable to VIEs)	495,564	479,425
Net investments in real estate	3,174,855	3,062,287
Equity investments in real estate	514,147	531,000
Cash and cash equivalents (inclusive of $75 and $27, respectively, attributable to VIEs)	152,889	275,719
In-place lease and tenant relationship intangible assets, net (inclusive of $15,447 and $16,348, respectively, attributable to VIEs)	445,223	432,444
Other intangible assets, net	80,049	83,238
Other assets, net (inclusive of $16,326 and $16,536, respectively, attributable to VIEs)	258,852	221,209
Total assets	$4,626,015	$4,605,897
Liabilities and Equity
Liabilities:
Non-recourse debt, net (inclusive of $187,020 and $193,437, respectively, attributable to VIEs)	$1,894,271	$1,896,489
Senior Credit Facility	113,162	—
Accounts payable, accrued expenses and other liabilities (inclusive of $6,837 and $10,109, respectively, attributable to VIEs)	133,948	141,043
Below-market rent and other intangible liabilities, net (inclusive of $343 and $365, respectively, attributable to VIEs)	96,701	104,722
Deferred income taxes (inclusive of $0 and $60, respectively, attributable to VIEs)	24,929	12,234
Due to affiliates	13,634	12,634
Distributions payable	54,775	53,378
Total liabilities	2,331,420	2,220,500
Commitments and contingencies (Note 11)
Equity:
CPA®:17 – Global stockholders’ equity:
Preferred stock, $0.001 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 900,000,000 shares authorized; and 337,065,419 and 328,480,839 shares, respectively, issued and outstanding	337	328
Additional paid-in capital	3,037,727	2,955,440
Distributions in excess of accumulated earnings	(700,912)	(567,806)
Accumulated other comprehensive loss	(139,805)	(81,007)
Total CPA®:17 – Global stockholders’ equity	2,197,347	2,306,955
Noncontrolling interests	97,248	78,442
Total equity	2,294,595	2,385,397
Total liabilities and equity	$4,626,015	$4,605,897
See Notes to Consolidated Financial Statements.

CPA®:17 – Global 2015 10-K – 67

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2015	2014	2013
Revenues
Lease revenues:
Rental income	$271,523	$254,658	$231,652
Interest income from direct financing leases	55,669	54,517	53,736
Total lease revenues	327,192	309,175	285,388
Other real estate income	49,562	53,107	51,898
Other operating income	36,591	28,536	19,050
Other interest income	13,602	5,888	6,436
	426,947	396,706	362,772
Operating Expenses
Depreciation and amortization	106,732	102,167	93,742
Property expenses	72,514	66,402	52,242
Other real estate expenses	19,595	24,665	33,548
General and administrative	18,377	22,253	20,416
Impairment charges	1,023	570	—
Acquisition expenses	651	5,169	16,884
	218,892	221,226	216,832
Other Income and Expenses
Equity in earnings (losses) of equity method investments in real estate	14,667	24,073	(9,500)
Other income and (expenses)	1,637	(2,172)	13,186
Interest expense	(93,551)	(93,001)	(88,656)
	(77,247)	(71,100)	(84,970)
Income from continuing operations before income taxes and gain on sale of real estate	130,808	104,380	60,970
Provision for income taxes	(8,885)	(10,725)	(1,467)
Income from continuing operations before gain on sale of real estate, net of tax	121,923	93,655	59,503
Income from discontinued operations, net of tax	—	—	7,487
Gain on sale of real estate, net of tax	2,197	13,338	659
Net Income	124,120	106,993	67,649
Net income attributable to noncontrolling interests (inclusive of Available Cash Distributions to a related party of $24,668, $20,427, and $16,899, respectively)	(39,915)	(32,842)	(28,935)
Net Income Attributable to CPA®:17 – Global	$84,205	$74,151	$38,714
Basic and Diluted Earnings Per Share
Income from continuing operations attributable to CPA®:17 – Global	$0.25	$0.23	$0.10
Income from discontinued operations attributable to CPA®:17 – Global	—	—	0.02
Net income attributable to CPA®:17 – Global	$0.25	$0.23	$0.12
Basic and Diluted Weighted-Average Shares Outstanding	334,468,363	324,117,508	313,010,828
Amounts Attributable to CPA®:17 – Global
Income from continuing operations, net of tax	$84,205	$74,151	$31,227
Income from discontinued operations, net of tax	—	—	7,487
Net income attributable to CPA®:17 – Global	$84,205	$74,151	$38,714
See Notes to Consolidated Financial Statements.

CPA®:17 – Global 2015 10-K – 68

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended December 31,
	2015	2014	2013
Net Income	$124,120	$106,993	$67,649
Other Comprehensive (Loss) Income
Foreign currency translation adjustments	(81,037)	(93,401)	25,742
Change in net unrealized gain on derivative instruments	20,889	24,439	3,068
Change in unrealized gain on marketable securities	29	285	94
	(60,119)	(68,677)	28,904
Comprehensive Income	64,001	38,316	96,553

Amounts Attributable to Noncontrolling Interests
Net income	(39,915)	(32,842)	(28,935)
Foreign currency translation adjustments	1,321	1,523	(212)
Change in net unrealized gain on derivative instruments	—	(411)	(535)
Comprehensive income attributable to noncontrolling interests	(38,594)	(31,730)	(29,682)
Comprehensive Income Attributable to CPA®:17 – Global	$25,407	$6,586	$66,871

See Notes to Consolidated Financial Statements.

CPA®:17 – Global 2015 10-K – 69

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY
Years Ended December 31, 2015, 2014, and 2013
(in thousands, except share and per share amounts)

	CPA®:17 – Global
	Total Outstanding Shares	Common Stock	Additional Paid-In Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Loss	Total CPA®:17 – Global Stockholders	Noncontrolling Interests	Total
Balance at January 1, 2015	328,480,839	$328	$2,955,440	$(567,806)	$(81,007)	$2,306,955	$78,442	$2,385,397
Shares issued, net of offering costs	11,009,104	11	103,646			103,657		103,657
Shares issued to directors	10,288	—	100			100		100
Shares issued to affiliates	1,613,468	2	15,628			15,630		15,630
Contributions from noncontrolling interests						—	15,928	15,928
Distributions declared ($0.6500 per share)				(217,311)		(217,311)		(217,311)
Distributions to noncontrolling interests						—	(35,716)	(35,716)
Net income				84,205		84,205	39,915	124,120
Other comprehensive (loss) income:
Foreign currency translation adjustments					(79,716)	(79,716)	(1,321)	(81,037)
Change in net unrealized gain on derivative instruments					20,889	20,889	—	20,889
Change in unrealized gain on marketable securities					29	29		29
Repurchase of shares	(4,048,280)	(4)	(37,087)			(37,091)		(37,091)
Balance at December 31, 2015	337,065,419	$337	$3,037,727	$(700,912)	$(139,805)	$2,197,347	$97,248	$2,294,595

Balance at January 1, 2014	317,353,899	$317	$2,852,456	$(431,095)	$(13,442)	$2,408,236	$77,488	$2,485,724
Shares issued, net of offering costs	11,168,340	11	101,972			101,983		101,983
Shares issued to affiliates	2,756,965	3	26,384			26,387		26,387
Distributions declared ($0.6500 per share)				(210,862)		(210,862)		(210,862)
Distributions to noncontrolling interests						—	(30,776)	(30,776)
Net income				74,151		74,151	32,842	106,993
Other comprehensive (loss) income:
Foreign currency translation adjustments					(91,878)	(91,878)	(1,523)	(93,401)
Change in net unrealized gain on derivative instruments					24,028	24,028	411	24,439
Change in unrealized gain on marketable securities					285	285		285
Repurchase of shares	(2,798,365)	(3)	(25,372)			(25,375)		(25,375)
Balance at December 31, 2014	328,480,839	$328	$2,955,440	$(567,806)	$(81,007)	$2,306,955	$78,442	$2,385,397

(Continued)

CPA®:17 – Global 2015 10-K – 70

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY
(Continued)
Year Ended December 31, 2015, 2014, and 2013
(in thousands, except share and per share amounts)

	CPA®:17 – Global
	Total Outstanding Shares	Common Stock	Additional Paid-In Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Loss	Total CPA®:17 – Global Stockholders	Noncontrolling Interests	Total
Balance at January 1, 2013	306,903,020	$306	$2,752,566	$(266,211)	$(41,599)	$2,445,062	$74,566	$2,519,628
Shares issued, net of offering costs	10,252,652	11	96,842			96,853		96,853
Shares issued to affiliates	2,116,767	2	21,230			21,232		21,232
Distributions declared ($0.6500 per share)				(203,598)		(203,598)		(203,598)
Distributions to noncontrolling interests						—	(26,760)	(26,760)
Net income				38,714		38,714	28,935	67,649
Other comprehensive (loss) income:
Foreign currency translation adjustments					25,530	25,530	212	25,742
Change in net unrealized gain on derivative instruments					2,533	2,533	535	3,068
Change in unrealized gain on marketable securities					94	94		94
Repurchase of shares	(1,918,540)	(2)	(18,182)			(18,184)		(18,184)
Balance at December 31, 2013	317,353,899	$317	$2,852,456	$(431,095)	$(13,442)	$2,408,236	$77,488	$2,485,724

See Notes to Consolidated Financial Statements.

CPA®:17 – Global 2015 10-K – 71

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2015	2014	2013
Cash Flows — Operating Activities
Net income	$124,120	$106,993	$67,649
Adjustments to net income:
Depreciation and amortization, including intangible assets and deferred financing costs	112,722	104,894	96,700
Straight-line rent adjustment and amortization of rent-related intangibles	(21,420)	(19,101)	(19,517)
Non-cash asset management fee expense and directors’ compensation	14,696	26,387	21,953
Realized and unrealized loss (gain) on foreign currency transactions and other	7,696	5,408	(7,929)
Deferred income tax expense (benefit)	4,150	7,599	(1,961)
Accretion of commercial mortgage-backed securities and other	(3,760)	(554)	(395)
Equity in losses (earnings) of equity method investments in real estate in excess of distributions received	2,501	(13,974)	18,521
Gain on sale of real estate	(2,197)	(13,338)	(8,059)
Impairment charges	1,023	570	—
Other non-cash adjustments	928	—	—
Loss on extinguishment of debt	58	—	538
Settlement of derivative asset	2,948	—	2,964
Net changes in other operating assets and liabilities	419	5,171	12,134
Net Cash Provided by Operating Activities	243,884	210,055	182,598
Cash Flows — Investing Activities
Acquisitions of real estate and direct financing leases	(293,324)	(74,993)	(310,890)
Capital expenditures on owned real estate	(8,035)	(4,352)	(2,622)
Funding of loans receivable	(42,600)	—	—
Proceeds from repayment of loan receivable	40,000	—	—
Capital contributions to equity investments in real estate	(39,015)	(199,470)	(156,228)
Value added taxes paid in connection with acquisition of real estate	(37,540)	(5,499)	(29,071)
Return of capital from equity investments in real estate	34,962	83,882	9,050
Funding for build-to-suit projects	(24,258)	(68,901)	(91,402)
Value added taxes refunded in connection with acquisition of real estate	15,194	4,852	40,933
Proceeds from repayment of debenture	7,633	—	—
Payment of deferred acquisition fees to an affiliate	(6,382)	(6,755)	(14,354)
Changes in investing restricted cash	6,300	(4,691)	3,036
Deposits for investments	(1,000)	—	—
Investment in securities	—	(7,789)	(1,614)
Proceeds from sale of real estate	—	68,789	19,973
Net Cash Used in Investing Activities	(348,065)	(214,927)	(533,189)
Cash Flows — Financing Activities
Borrowings from Senior Credit Facility	235,367	—	—
Distributions paid	(215,914)	(209,054)	(198,440)
Proceeds from mortgage financing	170,233	92,791	308,873
Scheduled payments and prepayments of mortgage principal	(121,267)	(51,309)	(44,830)
Repayments of Senior Credit Facility	(120,400)	—	—
Proceeds from issuance of shares, net of issuance costs	103,657	101,983	97,975
Repurchase of shares	(37,091)	(25,375)	(18,184)
Distributions to noncontrolling interests	(35,716)	(30,776)	(26,760)
Proceeds from notes payable to affiliate	25,000	—	—
Repayment of notes payable to affiliate	(25,000)	—	—
Contributions from noncontrolling interests	15,928	—	—
Payment of financing costs and mortgage deposits, net of deposits refunded	(3,408)	(878)	(4,006)
Changes in financing restricted cash	(1,098)	(3,564)	(5,389)
Net Cash (Used in) Provided by Financing Activities	(9,709)	(126,182)	109,239
Change in Cash and Cash Equivalents During the Year
Effect of exchange rate changes on cash	(8,940)	(11,335)	7,130
Net decrease in cash and cash equivalents	(122,830)	(142,389)	(234,222)
Cash and cash equivalents, beginning of year	275,719	418,108	652,330
Cash and cash equivalents, end of year	$152,889	$275,719	$418,108
See Notes to Consolidated Financial Statements.

CPA®:17 – Global 2015 10-K – 72

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

Supplemental Cash Flow Information
(In thousands)

	Years Ended December 31,
	2015	2014	2013
Interest paid, net of amounts capitalized	$90,448	$90,477	$84,003
Interest capitalized	$1,632	$4,852	$2,481
Income taxes paid	$3,399	$4,467	$2,920

See Notes to Consolidated Financial Statements.

CPA®:17 – Global 2015 10-K – 73

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

Substantially all of our assets and liabilities are held by CPA®:17 Limited Partnership, or the Operating Partnership, and at December 31, 2015, we owned 99.99% of general and limited partnership interests in the Operating Partnership. The remaining interest in the Operating Partnership is held by a subsidiary of WPC.

At December 31, 2015, our portfolio was comprised of full or partial ownership interests in 377 fully-occupied properties, substantially all of which were triple-net leased to 111 tenants, and totaled approximately 41 million square feet (unaudited). In addition, our portfolio was comprised of full or partial ownership interests in 72 operating properties, including 71 self-storage properties and one hotel property, for an aggregate of approximately 5 million square feet (unaudited). As opportunities arise, we may also make other types of commercial real estate-related investments.

We operate in two reportable business segments: Net Lease and Self Storage. Our Net Lease segment includes our domestic and foreign investments in net-leased properties, whether they are accounted for as operating or direct financing leases. Our Self Storage segment is comprised of our investments in self-storage properties. In addition, we have our investments in loans receivable, CMBS, hotels, and other properties, which are included in our All Other category (Note 15).

Note 2. Summary of Significant Accounting Policies and Estimates

Critical Accounting Policies and Estimates

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

Purchase Price Allocation of Tangible Assets — When we acquire properties with leases classified as operating leases, we allocate the purchase price to the tangible and intangible assets and liabilities acquired based on their estimated fair values. The tangible assets consist of land, buildings, and site improvements. The intangible assets include the above- and below-market value of leases and the value of in-place leases, which includes the value of tenant relationships. Land is typically valued utilizing the sales comparison (or market) approach. Buildings are valued, as if vacant, using the cost and/or income approach. Site improvements are valued using the cost approach. The fair value of real estate is determined (i) by reference to portfolio appraisals, which determines their values on a property level by applying a discounted cash flow analysis to the estimated net operating income for each property in the portfolio during the remaining anticipated lease term, and (ii) by the estimated residual value, which is based on a hypothetical sale of the property upon expiration of a lease factoring in the re-tenanting of such property at estimated current market rental rates, applying a selected capitalization rate, and deducting estimated costs of sale.

CPA®:17 – Global 2015 10-K – 74

Notes to Consolidated Financial Statements

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

The discount rates and residual capitalization rates used to value the properties are selected based on several factors, including: the creditworthiness of the lessees, industry surveys, property type, location, age, current lease rates relative to market lease rates, and anticipated lease duration. In the case where a tenant has a purchase option deemed to be favorable to the tenant or the tenant has long-term renewal options at rental rates below estimated market rental rates, we include the value of the exercise of such purchase option or long-term renewal options in its determination of residual value.

The remaining economic life of leased assets is estimated by relying in part upon third-party appraisals of the leased assets, industry standards, and based on our experience. Different estimates of remaining economic life will affect the depreciation expense that is recorded.

For self-storage assets, the hypothetical sales price is derived by capitalizing the stabilized estimated net operating income. Estimated net operating income factors in the gross potential revenue of the business less economic vacancy rates and expected operational expenses. Where a property is deemed to have excess land, the discounted cash flow analysis includes the estimated excess land value at the assumed expiration of the lease, based upon an analysis of comparable land sales or listings in the general market area of the property adjusted for estimated market growth rates through the year of lease expiration. See Revenue Recognition and Depreciation below for a discussion of our significant accounting policies related to tangible assets.

Purchase Price Allocation of Intangible Assets — We record above- and below-market lease intangible values for acquired properties based on the present value (using a discount rate reflecting the risks associated with the leases acquired including consideration of the credit of the lessee) of the difference between (i) the contractual rents to be paid pursuant to the leases negotiated or in place at the time of acquisition of the properties and (ii) our estimate of fair market lease rates for the property or equivalent property, both of which are measured over the estimated lease term which includes renewal options that have rental rates below estimated market rental rates. We discount the difference between the estimated market rent and contractual rent to a present value using an interest rate reflecting our current assessment of the risk associated with the lease acquired, which includes a consideration of the credit of the lessee. Estimates of market rent are generally determined by us relying in part upon a third-party appraisal obtained in connection with the property acquisition and can include estimates of market rent increase factors, which are generally provided in the appraisal or by local real estate brokers.

We evaluate the specific characteristics of each tenant’s lease and any pre-existing relationship with each tenant in determining the value of in-place lease intangibles. To determine the value of in-place lease intangibles, we consider the following:

•	estimated market rent;

•	estimated lease term, including renewal options at rental rates below estimated market rental rates;

•	estimated carrying costs of the property during a hypothetical expected lease-up period; and

•	current market conditions and costs to execute similar leases, including tenant improvement allowances and rent concessions.

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

We amortize the above-market lease intangible as a reduction of rental income over the contractual lease term. We amortize the below-market lease intangible as an increase to rental income over the contractual lease term and any below-market renewal

CPA®:17 – Global 2015 10-K – 75

Notes to Consolidated Financial Statements

periods in the respective leases. We include the value of above-market leases in Other intangible assets, net in the consolidated financial statements. We include the value of below-market leases in Below-market rent and other intangible liabilities, net in the consolidated financial statements. We include the amortization of above- and below-market ground lease intangibles in Property expenses in the consolidated financial statements.

The value of any in-place lease is estimated to be equal to the acquirer’s avoidance of costs as a result of having tenants in place, that would be necessary to lease the property for a lease term equal to the remaining primary in-place lease term and the value of investment grade tenancy. The cost avoidance is derived first by determining the in-place lease term on the subject lease. Then, based on our review of the market, the cost to be borne by a property owner to replicate a market lease to the remaining in-place term is estimated. These costs consist of: (i) rent lost during downtime (i.e. assumed periods of vacancy), (ii) estimated expenses that would be incurred by the property owner during periods of vacancy, (iii) rent concessions (i.e. free rent), (iv) leasing commissions, and (v) tenant improvement allowances given to tenants. We determine these values using our estimates or by relying in part upon third-party appraisals. We amortize the value of in-place lease intangibles to expense over the remaining initial term of each lease. The amortization period for intangibles does not exceed the remaining depreciable life of the building.

If a lease is terminated, we charge the unamortized portion of above- and below-market lease values to rental income, and in-place lease values to amortization expense.

Purchase Price Allocation of Debt — When we acquire leveraged properties, the fair value of the related debt instruments is determined using a discounted cash flow model with rates that take into account the credit of the tenants, where applicable, and interest rate risk. Such resulting premium or discount is amortized over the remaining term of the obligation. We also consider the value of the underlying collateral taking into account the quality of the collateral, the credit quality of the tenant, the time until maturity and the current interest rate.

Purchase Price Allocation of Goodwill — In the case of a business combination, after identifying all tangible and intangible assets and liabilities, the excess consideration paid over the fair value of the assets and liabilities acquired and assumed, respectively, represents goodwill. We allocate goodwill to our Net Lease reporting unit. In the event we dispose of a property that constitutes a business under GAAP from a reporting unit with goodwill, we allocate a portion of the reporting unit’s goodwill to that business in determining the gain or loss on the disposal of the business. The amount of goodwill allocated to the business is based on the relative fair value of the business to the fair value of the reporting unit. All or a portion of the goodwill may be attributed to foreign deferred tax liabilities assumed in the business combination. The deferred tax liability results from the excess of basis under GAAP over the tax basis of the asset in the taxing jurisdiction.

Impairments

We periodically assess whether there are any indicators that the value of our long-lived real estate and related intangible assets may be impaired or that their carrying value may not be recoverable. These impairment indicators include, but are not limited to, the vacancy of a property that is not subject to a lease, an upcoming lease expiration, a lease default by a tenant that is experiencing financial difficulty, the termination of a lease by a tenant, or a likely disposition of the property. We may incur impairment charges on long-lived assets, including real estate, direct financing leases, assets held for sale, and equity investments in real estate. We may also incur impairment charges on goodwill. Our policies and estimates for evaluating whether these assets are impaired are presented below.

Real Estate — For real estate assets held for investment and related intangible assets in which an impairment indicator is identified, we follow a two-step process to determine whether an asset is impaired and to determine the amount of the charge. First, we compare the carrying value of the property’s asset group to the estimated future net undiscounted cash flow that we expect the property’s asset group will generate, including any estimated proceeds from the eventual sale of the property’s asset group. The undiscounted cash flow analysis requires us to make our best estimate of, among other things, market rents, residual values, and holding periods. We estimate market rents and residual values using market information from outside sources, such as broker quotes or recent comparable sales. In cases where the available market information is not deemed appropriate, we perform a future net cash flow analysis discounted for inherent risk associated with each asset to determine an estimated fair value. The estimated fair value of the property’s asset group is primarily determined using market information from outside sources such as broker quotes or recent comparable sales. In cases where the available market information is not deemed appropriate, we perform a future net cash flow analysis discounted for inherent risk associated with each asset to determine an estimated fair value.

CPA®:17 – Global 2015 10-K – 76

Notes to Consolidated Financial Statements

As our investment objective is to hold properties on a long-term basis, holding periods used in the undiscounted cash flow analysis are generally ten years, but may be less if our intent is to hold a property for less than ten years. Depending on the assumptions made and estimates used, the future cash flow projected in the evaluation of long-lived assets and associated intangible assets can vary within a range of outcomes. We consider the likelihood of possible outcomes in determining our estimate of future cash flows and, if warranted, we apply a probability-weighted method to the different possible scenarios. If the future net undiscounted cash flow of the property’s asset group is less than the carrying value, the carrying value of that property’s asset group is considered not recoverable. We then measure the impairment loss as the excess of the carrying value of the property’s asset group over its estimated fair value.

Assets Held for Sale — We classify real estate assets that are accounted for as operating leases as held for sale when we have entered into a contract to sell the property, all material due diligence requirements have been satisfied, and we believe it is probable that the disposition will occur within one year. When we classify an asset as held for sale, we compare the asset’s fair value less estimated cost to sell to its carrying value, and if the fair value less estimated cost to sell is less than the property’s carrying value, we reduce the carrying value to the fair value less estimated cost to sell. We base the fair value on the contract and the estimated cost to sell on information provided by brokers and legal counsel. We then compare the asset’s fair value (less estimated cost to sell) to its carrying value, and if the fair value (less estimated cost to sell) is less than the property’s carrying value, we reduce the carrying value to the fair value (less estimated cost to sell). We will continue to review the initial impairment for subsequent changes in the fair value and may recognize an additional impairment charge if warranted.

Direct Financing Leases — We review our direct financing leases at least annually to determine whether there has been an other-than-temporary decline in the current estimate of residual value of the property. The residual value is our estimate of what we could realize upon the sale of the property at the end of the lease term, based on market information and third-party estimates where available. If this review indicates that a decline in residual value has occurred that is other-than-temporary, we recognize an impairment charge equal to the difference between the fair value and carrying amount of the residual value.

When we enter into a contract to sell the real estate assets that are recorded as direct financing leases, we evaluate whether we believe it is probable that the disposition will occur. If we determine that the disposition is probable and therefore the asset’s holding period is reduced, we assess the carrying amount for recoverability and, if as a result of the decreased expected cash flows we determine that our carrying value is not fully recoverable, we record an allowance for credit losses to reflect the change in the estimate of the future cash flows that includes rent. Accordingly, the net investment balance is written down to fair value.

Equity Investments in Real Estate — We evaluate our equity investments in real estate on a periodic basis to determine if there are any indicators that the value of our equity investment may be impaired and whether or not that impairment is other-than-temporary. To the extent an impairment has occurred and is determined to be other-than-temporary, we measure the charge as the excess of the carrying value of our investment over its estimated fair value, which is determined by calculating our share of the estimated fair market value of the underlying net assets based on the terms of the applicable partnership or joint venture agreement. For our equity investments in real estate, we calculate the estimated fair value of the underlying investment’s real estate or net investment in direct financing lease as described in Real Estate and Direct Financing Leases above. The fair value of the underlying investment’s debt, if any, is calculated based on market interest rates and other market information. The fair value of the underlying investment’s other financial assets and liabilities (excluding net investments in direct financing leases) have fair values that generally approximate their carrying values.

Goodwill — We evaluate goodwill for possible impairment at least annually or upon the occurrence of a triggering event. A triggering event is an event or circumstance that would more likely than not reduce the fair value of a reporting unit below its carrying amount, including sales of properties defined as businesses for which the relative size of the sold property is significant to the reporting unit, that could impact our goodwill impairment calculations.

The goodwill impairment test is a two-step test. However, we have the option to qualitatively assess any potential impairment via step zero prior to analyzing steps one and two quantitatively. If step zero is not considered, the first step is to identify whether the value of the recorded goodwill is impaired and if it is determined that goodwill is impaired, the second step seeks to measure the amount of the impairment.

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

CPA®:17 – Global 2015 10-K – 77

Notes to Consolidated Financial Statements

changes in management, strategy, or composition of reporting unit. If, after assessing the overall macroeconomic environment, it is unlikely that the fair value is less than the carrying value, steps one and two do not need to be performed.

Our annual impairment test for the goodwill recorded in our Net Lease reporting unit is evaluated in the fourth quarter of every year.

Debt Securities — We have investments in debt securities that are designated as securities held to maturity. On a quarterly basis, we evaluate our debt securities to determine if they have experienced an other-than temporary decline in value. If the market value of the debt security is below its amortized cost, and we either intend to sell the security or it is more likely than not that we will be required to sell the security before its anticipated recovery, we record the entire amount of the other-than-temporary impairment charge in earnings. Additionally, we consider the significance of the decline and other factors contributing to the decline, such as delinquency, expected credit losses, the length of time that the fair market value has been below cost, and expected market conditions (including volatility), in our analysis of whether a decline is other than temporary. Under current authoritative accounting guidance, if the debt security’s market value is below its amortized cost and we either intend to sell the security or it is more likely than not that we will be required to sell the security before its anticipated recovery, we record the entire amount of the other-than-temporary impairment charge in earnings.

We do not intend to sell our debt securities and we do not expect that it is more likely than not that we will be required to sell these investments before their anticipated recovery. However, if we determine that an other-than-temporary impairment has occurred, we calculate the total impairment charge as the difference between the carrying value of our debt securities and their estimated fair value. We then separate the other-than-temporary impairment charge into the non-credit loss portion and the credit loss portion. We determine the non-credit loss portion by analyzing the changes in spreads on high credit quality debt securities as compared with the changes in spreads on the debt securities being analyzed for other-than-temporary impairment. We generally perform this analysis over a time period from the date of acquisition of the debt securities through the date of the analysis. Any resulting loss is deemed to represent losses due to the illiquidity of the debt securities and is recorded as a separate component of other comprehensive loss in equity. We then measure the credit loss portion of the other-than-temporary impairment as the residual amount of the other-than-temporary impairment. We record the non-credit loss portion in earnings.

Following recognition of the other-than-temporary impairment, the difference between the new cost basis of the debt securities and cash flows expected to be collected is accreted to Other interest income over the remaining expected lives of the securities.

Other Accounting Policies

Basis of Consolidation — Our consolidated financial statements reflect all of our accounts, including those of our controlled subsidiaries and our tenancy-in-common interest, as described below. The portions of equity in consolidated subsidiaries that are not attributable, directly or indirectly, to us are presented as noncontrolling interests. All significant intercompany accounts and transactions have been eliminated.

At December 31, 2015, we had an investment in a tenancy-in-common interest in various underlying international properties. Consolidation of this investment is not required as such interest does not qualify as a VIE and does not meet the control requirement for consolidation. Accordingly, we account for this investment using the equity method of accounting. We use the equity method of accounting because the shared decision-making involved in a tenancy-in-common interest investment provides us with significant influence on the operating and financial decisions of this investment.

When we obtain an economic interest in an entity, we evaluate the entity to determine if it should be deemed a VIE, and, if so, whether we should be deemed to be the primary beneficiary and are therefore required to consolidate the entity. We apply accounting guidance for consolidation of VIEs to certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Fixed price purchase and renewal options within a lease, as well as certain decision-making rights within a loan or joint-venture agreement, can cause us to consider an entity a VIE. Significant judgment is required to determine whether a VIE should be consolidated. We review the contractual arrangements provided for in the partnership agreement or other related contracts to determine whether the entity is considered a VIE, and to establish whether we have any variable interests in the VIE. We then compare our variable interests, if any, to those of the other variable interest holders to determine which party is the primary beneficiary of the VIE based on whether the entity (i) has the power to direct the activities that most significantly impact the economic performance of the VIE and (ii) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. We performed this analysis on all of our subsidiary entities to determine whether they qualify as VIEs and whether they should be consolidated or accounted for as

CPA®:17 – Global 2015 10-K – 78

Notes to Consolidated Financial Statements

equity investments in an unconsolidated venture. As a result of our assessment, at December 31, 2015, we considered 14 entities VIEs, eight of which we consolidate and six of which we account for as an equity investments.

We previously determined that the developer entity of our consolidated Agrokor d.d. build-to-suit investment, referred to as Agrokor 4, was a VIE and that we were its primary beneficiary. During 2015, in connection with the completion of the build-to-suit project, we acquired the shares of the developer entity and it is no longer a VIE.

For an entity that is not considered to be a VIE, but rather a voting interest entity, the general partners in a limited partnership (or similar entity) are presumed to control the entity regardless of the level of their ownership and, accordingly, may be required to consolidate the entity. We evaluate the partnership agreements or other relevant contracts to determine whether there are provisions in the agreements that would overcome this presumption. If the agreements provide the limited partners with either (i) the substantive ability to dissolve or liquidate the limited partnership or otherwise remove the general partners without cause or (ii) substantive participating rights, the limited partners’ rights overcome the presumption of control by a general partner of the limited partnership, and, therefore, the general partner must account for its investment in the limited partnership using the equity method of accounting.

Additionally, we own interests in single-tenant net-leased properties leased to companies through noncontrolling interests in partnerships and limited liability companies that we do not control, but over which we exercise significant influence. We account for these investments under the equity method of accounting. At times, the carrying value of our equity investments may fall below zero for certain investments. We intend to fund our share of the jointly-owned investments’ future operating deficits should the need arise. However, we have no legal obligation to pay for any of the liabilities of such investments nor do we have any legal obligation to fund operating deficits. At December 31, 2015, none of our equity investments had carrying values below zero.

Reclassifications — Certain prior period amounts have been reclassified to conform to the current period presentation.

During the year ended December 31, 2015, we determined that our presentation of common shares repurchased should be classified as a reduction to Common stock, for the par amount of the common stock repurchase and as a reduction to Additional paid-in capital for the excess over the amount allocated to common stock, as well as included as shares unissued within the consolidated financial statements. We previously classified common shares repurchased as Treasury stock. We repurchased 1,826,959 shares from inception through December 31, 2011, 1,818,685 shares in 2012, 1,918,540 shares in 2013, 2,798,365 shares in 2014, and 3,089,139 shares in the nine month period ended September 30, 2015. We evaluated the impact of this correction on previously-issued financial statements and concluded that they were not materially misstated. In order to conform previously-issued financial statements to the current period, we elected to revise previously-issued financial statements the next time such financial statements are filed. The accompanying consolidated balance sheet as of December 31, 2014 and the consolidated statements of equity for the years ended December 31, 2014 and 2013 have been revised accordingly. In addition, we will revise the consolidated statements of equity for the periods ended March 31, 2015, June 30, 2015, and September 30, 2015, as those financial statements are presented in future filings.

The correction eliminates Treasury stock of $77.9 million and $52.5 million as of December 31, 2014 and 2013, respectively, and results in corresponding reductions of Common stock and Additional paid-in capital which results in no change in Total equity within the consolidated balance sheets as of December 31, 2014 and consolidated statements of equity for the years ended December 31, 2014 and 2013. The misclassification had no impact on the previously-reported consolidated statements of income, consolidated statements of comprehensive income, or consolidated statements of cash flows.

Real Estate and Operating Real Estate — We carry land, buildings, and personal property at cost less accumulated depreciation. We capitalize improvements and significant renovations that extend the useful life of the properties, while we expense replacements, maintenance, and repairs that do not improve or extend the lives of the respective assets as incurred.

Real Estate Under Construction — For properties under construction, operating expenses, including interest charges and other property expenses (e.g. real estate taxes) are capitalized rather than expensed. We capitalize interest by applying the interest rate applicable to any funding specific to the property or the interest rate applicable to any funding specific to the property or the interest rate applicable to outstanding borrowings to the average amount of accumulated qualifying expenditures for properties under construction during the period.

Acquisition, Development, and Construction Loans — We provide funding to developers for the acquisition, development, and construction of real estate, or ADC Arrangements. Under such ADC Arrangements, we may participate in the residual profits of the project through the sale or refinancing of the property. We evaluate these arrangements to determine if they have

CPA®:17 – Global 2015 10-K – 79

Notes to Consolidated Financial Statements

characteristics similar to a loan or if the characteristics are more similar to a joint venture or partnership, such as participating in the risks and rewards of the project as an owner or an investment partner. For those arrangements with characteristics of a loan, we follow the accounting guidance for loans and disclose within our Finance Receivables footnote (Note 5). When we determine that the characteristics are more similar to a jointly-owned investment or partnership, we account for those arrangements under the equity method of accounting (Note 6). Once the investment or partnership begins operations, we use the hypothetical liquidation at book value method to calculate income or loss (which considers the principal and interest under the loan to be a preferential return).

Assets Held for Sale — We classify those assets that are associated with operating leases as held for sale when we have entered into a contract to sell the property, all material due diligence requirements have been satisfied, and we believe it is probable that the disposition will occur within one year. Assets held for sale are recorded at the lower of carrying value or estimated fair value, less estimated cost to sell. On January 1, 2014, we adopted Accounting Standards Update, or ASU, 2014-08 and, other than the properties classified as held for sale prior to adoption, no other sales qualify as discontinued operations.

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

Loans Receivable — For investments in mortgage notes and loan participations, the loans are initially reflected at acquisition cost, which consists of the outstanding balance, net of the acquisition discount or premium. We amortize any discount or premium as an adjustment to increase or decrease, respectively, the yield realized on these loans over the life of the loan. As such, differences between carrying value and principal balances outstanding do not represent embedded losses or gains as we generally plan to hold such loans to maturity. Our loans receivable are included in Other assets, net in the consolidated financial statements.

Allowance for Doubtful Accounts — We consider rents due under leases and payments under loans receivable to be past-due or delinquent when a contractually required rent, principal, or interest payment is not remitted in accordance with the provisions of the underlying agreement. We evaluate each account individually and set up an allowance when, based upon current information and events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms and the amount can be reasonably estimated.

Cash and Cash Equivalents — We consider all short-term, highly-liquid investments that are both readily convertible to cash and have a maturity of three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents include commercial paper and money market funds. Our cash and cash equivalents are held in the custody of several financial institutions, and these balances, at times, exceed federally-insurable limits. We seek to mitigate this risk by depositing funds only with major financial institutions.

Debt Securities — We have investments, such as commercial mortgage-backed securities, or CMBS, and debentures, that were designated as securities held to maturity on the date of acquisition, in accordance with current accounting guidance. We carry these securities at cost, net of unamortized premiums and discounts, which are recognized in interest income using an effective yield or “interest” method, and assess them for other-than-temporary impairment on a quarterly basis.

Other Assets and Liabilities — We include prepaid expenses, tenant receivables, deferred charges, escrow balances held by lenders, restricted cash balances, debt securities, derivative assets, and corporate fixed assets in Other assets, net in the consolidated financial statements. We include derivative instruments, amounts held on behalf of tenants, and deferred revenue in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements. Deferred charges are costs incurred in connection with mortgage financings and refinancings that are amortized over the terms of the mortgages and included in Interest expense in the consolidated financial statements. Deferred rental income is generally the aggregate cumulative difference for operating leases between scheduled rents that vary during the lease term and rent recognized on a straight-line basis.

CPA®:17 – Global 2015 10-K – 80

Notes to Consolidated Financial Statements

Deferred Acquisition Fees Payable to Affiliate — Fees payable to the advisor for structuring and negotiating investments and related mortgage financing on our behalf are included in Due to affiliates. A portion of these fees is payable in three equal annual installments following the quarter on which a property was purchased. The timing of the payment of such fees is impacted by certain performance criterion (Note 3).

Share Repurchases — Share repurchases are recorded as a reduction of common stock par value and additional paid-in capital under our redemption plan, pursuant to which we may elect to redeem shares at the request of our stockholders, subject to certain exceptions, conditions, and limitations. The maximum amount of shares purchasable by us in any period depends on a number of factors and is at the discretion of our board of directors.

Noncontrolling Interests — We account for the special general partner interest in our Operating Partnership as a noncontrolling interest (Note 3). The special general partner interest in our Operating Partnership entitles the Special General Partner to cash distributions and, in the event there is a termination or non-renewal of the advisory agreement, redemption rights. Cash distributions to the Special General Partner are accounted for as an allocation to net income attributable to noncontrolling interest.

Revenue Recognition — We lease real estate to others primarily on a triple-net lease basis whereby the tenant is generally responsible for operating expenses relating to the property, including property taxes, insurance, maintenance, repairs, and improvements. For the years ended December 31, 2015, 2014, and 2013, our tenants, pursuant to their lease obligations, have made direct payment to the taxing authorities of real estate taxes of approximately $23.6 million, $22.2 million, and $23.2 million, respectively.

Substantially all of our leases provide for either scheduled rent increases, periodic rent adjustments based on formulas indexed to changes in the Consumer Price Index, or CPI, or similar indices, or percentage rents. CPI-based adjustments are contingent on future events and are therefore usually not included as minimum rent in straight-line rent calculations. We recognize rents from percentage rents as reported by the lessees, which is after the level of sales requiring a rental payment to us is reached. Percentage rents were insignificant for the periods presented.

We account for leases as operating or direct financing leases, as described below:
Operating Leases — For operating leases we record real estate at cost less accumulated depreciation; we recognize future minimum rental revenue on a straight-line basis over the non-cancelable lease term of the related leases and charge expenses to operations as incurred (Note 4).

Direct Financing Method — We record leases accounted for under the direct financing method as a net investment (Note 5). The net investment is equal to the cost of the leased assets. The difference between the cost and the gross investment, which includes the residual value of the leased asset and the future minimum rents, is unearned income. We defer and amortize unearned income to income over the lease term so as to produce a constant periodic rate of return on our net investment in the lease.

Asset Retirement Obligations — Asset retirement obligations relate to the legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or normal operation of a long-lived asset. The fair value of a liability for an asset retirement obligation is recorded in the period in which it is incurred and the cost of such liability is recorded as an increase in the carrying amount of the related long-lived asset by the same amount. The liability is accreted each period and the capitalized cost is depreciated over the estimated remaining life of the related long-lived asset. Revisions to estimated retirement obligations result in adjustments to the related capitalized asset and corresponding liability.

In order to determine the fair value of the asset retirement obligations, we make certain estimates and assumptions including, among other things, projected cash flows, the borrowing interest rate, and an assessment of market conditions that could significantly impact the estimated fair value. These estimates and assumptions are subjective.

Depreciation — We compute depreciation of building and related improvements using the straight-line method over the estimated remaining useful lives of the properties (not to exceed 40 years) and furniture, fixtures, and equipment (generally up to 7 years). We compute depreciation of tenant improvements using the straight-line method over the lesser of the remaining term of the lease or the estimated useful life.

CPA®:17 – Global 2015 10-K – 81

Notes to Consolidated Financial Statements

Foreign Currency Translation and Transaction Gains and Losses — We have interests in real estate investments in Europe and the United Kingdom, for which the functional currency is either the euro, the British pound sterling, or the Norwegian krone, and in Asia, for which the functional currency is either the Japanese yen or the Indian rupee. We perform the translation from local currencies to the U.S. dollar for assets and liabilities using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted-average exchange rate during the year. We report the gains and losses resulting from such translation as a component of other comprehensive income in equity. These translation gains and losses are released to net income when we have substantially exited from all investments in the related currency.

A transaction gain or loss (measured from the transaction date or the most recent intervening balance sheet date, whichever is later), realized upon settlement of a foreign currency transaction will generally be included in net income for the period in which the transaction is settled. Also, intercompany foreign currency transactions that are scheduled for settlement, consisting primarily of accrued interest and the translation to the reporting currency of short-term subordinated intercompany debt with scheduled principal payments, are included in the determination of net income.

Intercompany foreign currency transactions of a long-term nature (that is, settlement is not planned or anticipated in the foreseeable future), in which the entities to the transactions are consolidated or accounted for by the equity method in our consolidated financial statements, are not included in net income but are reported as a component of other comprehensive income in equity.

Net realized gains or (losses) are recognized on foreign currency transactions in connection with the transfer of cash from foreign operations of subsidiaries to the parent company. For the years ended December 31, 2015, 2014, and 2013, we recognized net realized (losses) gains on such transactions of $(2.3) million, $(2.9) million, and $3.5 million, respectively.

Derivative Instruments — We measure derivative instruments at fair value and record them as assets or liabilities, depending on our rights or obligations under the applicable derivative contract. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. For a derivative designated and that qualified as a cash flow hedge, the effective portion of the change in fair value of the derivative is recognized in Other comprehensive (loss) income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. For a derivative designated, and that qualified, as a net investment hedge, the effective portion of the change in the fair value and/or the net settlement of the derivative are reported in Other comprehensive (loss) income as part of the cumulative foreign currency translation adjustment. The ineffective portion of the change in fair value of the derivative is recognized directly in earnings. Amounts are reclassified out of Other comprehensive (loss) income into earnings when the hedged investment is either sold or substantially liquidated.

We use the portfolio exception in Accounting Standards Codification, or ASC, 820-10-35-18D, Application to Financial Assets and Financial Liabilities with Offsetting Positions in Market Risk or Counterparty Credit Risk, with respect to measuring counterparty credit risk for all of our derivative transactions subject to master netting arrangements.

Income Taxes — We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code. In order to maintain our qualification as a REIT, we are required, among other things, to distribute at least 90% of our REIT net taxable income to our stockholders and meet certain tests regarding the nature of our income and assets. As a REIT, we are not subject to federal income taxes on our income and gains that we distribute to our stockholders as long as we satisfy certain requirements, principally relating to the nature of our income and the level of our distributions, as well as other factors. We believe that we have operated, and we intend to continue to operate, in a manner that allows us to continue to qualify as a REIT.

We conduct business in various states and municipalities within the United States, Europe, and Asia and, as a result, we or one or more of our subsidiaries file income tax returns in the United States federal jurisdiction and various state and certain foreign jurisdictions. As a result, we are subject to certain foreign, state, and local taxes and a provision for such taxes is included in the consolidated financial statements.

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

CPA®:17 – Global 2015 10-K – 82

Notes to Consolidated Financial Statements

Deferred income taxes are recorded for the taxable subsidiaries in their respective jurisdictions based on earnings reported. The current provision for income taxes differs from the amounts currently payable because of temporary differences in the recognition of certain income and expense items for financial reporting and tax reporting purposes. Deferred income taxes are computed under the asset and liability method. The asset and liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between tax bases and financial bases of assets and liabilities (Note 13).

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

Our earnings and profits, which determine the taxability of distributions to stockholders, differ from net income reported for financial reporting purposes due primarily to differences in depreciation, including our hotel property, and timing differences of rent recognition and certain expense deductions, for federal income tax purposes. Deferred income taxes relate primarily to our TRSs and foreign properties, and are accounted for using the asset and liability method. Under this method, deferred income taxes are recognized for temporary differences between the financial reporting bases of assets and liabilities of our TRSs and their respective tax bases, and for their operating loss and tax credit carryforwards based on enacted tax rates expected to be in effect when such amounts are realized or settled. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including tax planning strategies and other factors.

We recognize deferred income taxes in certain of our subsidiaries taxable in the United States or in foreign jurisdictions. Deferred income taxes are generally the result of temporary differences (items that are treated differently for tax purposes than for GAAP purposes as described in Note 13). In addition, deferred tax assets arise from unutilized tax net operating losses generated in current and prior years. We provide a valuation allowance against our deferred income tax assets when we believe that it is more likely than not that all or some portion of the deferred income tax asset may not be realized. Whenever a change in circumstances causes a change in the estimated realizability of the related deferred income tax asset, the resulting increase or decrease in the valuation allowance is included in deferred income tax expense (benefit).

Earnings Per Share — We have a simple equity capital structure with only common stock outstanding. As a result, earnings per share, as presented, represents both basic and dilutive per-share amounts for all periods presented in the consolidated financial statements. Income per basic share of common stock is calculated by dividing net income by the weighted-average number of shares of common stock issued and outstanding during such period.

Use of Estimates — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in our consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

Recent Accounting Requirements

The following ASUs, promulgated by the Financial Accounting Standards Board, or FASB, are applicable to us:

ASU 2015-16, Business Combinations (Topic 805) — ASU 2015-16  requires that an acquirer recognize adjustments identified during the business combination measurement period in the reporting period in which the adjustment amounts are determined. The effects on earnings due to changes in depreciation, amortization, or other income effects as a result of the change are also recognized in the same period’s financial statements.  ASU 2015-16 also requires that acquirers present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings that would have been recorded in previous reporting periods if the adjustment had been recognized as of the acquisition date.  ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, early adoption is permitted and prospective application is required for adjustments that are identified after the effective date of this update. We elected to early adopt ASU 2015-16 and implemented the standard prospectively beginning July 1, 2015. The adoption and implementation of the standard did not have a material impact on our financial statements.

CPA®:17 – Global 2015 10-K – 83

Notes to Consolidated Financial Statements

ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30) — ASU 2015-03 changes the presentation of debt issuance costs, which are currently recognized as a deferred charge (that is, an asset) and requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 does not affect the recognition and measurement guidance for debt issuance costs. ASU 2015-03 is effective for periods beginning after December 15, 2015, early adoption is permitted and retrospective application is required. We are currently evaluating the impact of ASU 2015-03 on our consolidated financial statements and expect to reclassify $14.3 million of deferred financing costs, net from Other assets, net to Non-recourse debt, net and Senior Credit Facility as of January 1, 2016.

ASU 2015-02, Consolidation (Topic 810) — We will adopt ASU 2015-02 on January 1, 2016 and are currently in the process of evaluating its impact on the consolidated financial statements. We are evaluating our joint ventures, as well as existing leases that create VIEs based on lease terms, including a fixed-price purchase option or fixed-price renewal option. We generally create our joint ventures as partnerships in the form of a limited liability company or a limited partnership. ASU 2015-02 requires an entity to classify a limited liability company or a limited partnership as a VIE unless the partnership provides partners with either substantive kick-out rights or substantive participating rights over the managing member or general partner. Since a majority of our partnerships lack kick-out rights or substantive participating rights over the managing member or general partner, the impact of this new guidance for us is primarily a change in classification from voting interest entity to VIE. This ASU does not change the criteria regarding which party consolidates a VIE. Thus, the change in classification will require us to include additional entities as part of our VIE disclosures. However, there is not expected to be a material impact to our consolidated balance sheets or results of operations for any of the periods presented.

ASU 2014-09, Revenue from Contracts with Customers (Topic 606) — ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 does not apply to our lease revenues, but will apply to reimbursed tenant costs and revenues generated from our operating properties. Additionally, this guidance modifies disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09 for all entities by one year, until years beginning in 2018, with early adoption permitted but not before 2017, the original public company effective date. We are currently evaluating the impact of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard.

Recent Accounting Change

The following recent accounting change may potentially impact our business if the outcome has a significant influence on sale-leaseback demand in the marketplace:

The FASB previously issued an Exposure Draft on a joint proposal with the International Accounting Standards Board, or IASB, that would significantly transform lease accounting from the existing model. These changes would impact most companies but are particularly applicable to those that are significant users of real estate. The proposal outlines a new model for accounting by lessees, whereby their rights and obligations under substantially all leases, existing and new, would be capitalized and recorded on the balance sheet.

In November 2015, the FASB directed the staff to draft a final ASU on leases for vote by written ballot. In addition, the FASB decided that for (i) public business entities, (ii) a not-for-profit entity that has issued, or is a conduit bond obligor for, securities that are traded, listed, or quoted on an exchange or an-over-the-counter market, and (iii) an employee benefit plan that files or furnishes statements with or to the SEC (collectively referred to as “public business entities”), the final leases standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years; for all other entities, the final leases standard will be effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early application will be permitted for all entities upon issuance of the final standard.

In the first quarter of 2016, the IASB and FASB finalized their lease standards, which brings most leases on the balance sheet for lessees under a single model. For lessors, however, the accounting remains largely unchanged and the distinction between operating and finance leases is retained. Both standards are effective for annual reporting periods beginning on or after January 1, 2019.

CPA®:17 – Global 2015 10-K – 84

Notes to Consolidated Financial Statements

For some companies, the new accounting guidance may influence whether or not, or the extent to which, they may enter into the type of sale-leaseback transactions in which we specialize.

We are evaluating the impact of the new standards and have not determined if they will have a material impact on our business.

Note 3. Agreements and Transactions with Related Parties

Transactions with Our Advisor

We have an advisory agreement with our advisor whereby our advisor performs certain services for us under a fee arrangement, including the identification, evaluation, negotiation, purchase, and disposition of real estate and related assets and mortgage loans; day-to-day management; and the performance of certain administrative duties. The advisory agreement has a term of one year and may be renewed for successive one-year periods. We may terminate the advisory agreement upon 60 days’ written notice without cause or penalty. In addition, we reimburse our advisor for general and administrative duties performed on our behalf.

The following tables present a summary of fees we paid, expenses we reimbursed, and distributions we made to our advisor and other affiliates in accordance with the advisory agreement and the operating partnership agreement (in thousands):

	Years Ended December 31,
	2015	2014	2013
Amounts Included in the Consolidated Statements of Income
Asset management fees	$29,192	$26,694	$21,953
Available Cash Distributions	24,668	20,427	16,899
Personnel and overhead reimbursements	12,199	11,931	10,536
Acquisition expenses	430	2,637	11,448
Interest expense on deferred acquisition fees and loan from affiliate	309	516	827
	$66,798	$62,205	$61,663
Acquisition Fees Capitalized
Current acquisition fees	$8,180	$3,979	$4,777
Deferred acquisition fees	6,325	2,510	3,063
Capitalized personnel and overhead reimbursements	858	—	—
	$15,363	$6,489	$7,840
The following table presents a summary of amounts included in Due to affiliates in the consolidated financial statements (in thousands):

	December 31,
	2015	2014
Due to Affiliates
Deferred acquisition fees, including interest	$6,134	$9,394
Reimbursable costs	3,150	228
Asset management fees payable	2,497	2,283
Current acquisition fees	1,847	—
Accounts payable	6	527
Subordinated disposition fees	—	202
	$13,634	$12,634

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

CPA®:17 – Global 2015 10-K – 85

Notes to Consolidated Financial Statements

Acquisition fees payable to our advisor with respect to our long-term, net-lease investments are 4.5% of the total cost of those investments and are comprised of a current portion of 2.5%, typically paid upon acquisition, and a deferred portion of 2.0%, typically paid over three years and subject to the 5.0% preferred return described above. The preferred return was achieved as of each of the cumulative periods ended December 31, 2015, 2014, and 2013. For certain types of non-long term net-lease investments, initial acquisition fees are between 1.0% and 1.75% of the equity invested plus the related acquisition fees, with no portion of the payment being deferred. Unpaid installments of deferred acquisition fees are included in Due to affiliates in the consolidated financial statements. Unpaid installments of deferred acquisition fees bear interest at an annual rate of 5.0%.

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

Asset Management Fees and Available Cash Distribution

As defined in the advisory agreement, we pay our advisor asset management fees that vary based on the nature of the underlying investment. We pay 0.5% per annum of average market value for long-term net leases and certain other types of real estate investments, and 1.5% to 1.75% per annum of average equity value for certain types of securities. For 2014, the asset management fees were payable in cash or shares of our common stock at the option of our advisor. We amended the advisory agreement in 2015, so that asset management fees for 2015 and thereafter are payable in cash or shares of our common stock at our option, after consultation with our advisor. If our advisor receives all or a portion of its fees in shares, the number of shares issued is determined by dividing the dollar amount of fees by our most recently published estimated net asset value per share, or NAV, which was $10.24 as of December 31, 2015 as compared to $9.72 as of December 31, 2014. For 2015, we paid our advisor 50.0% of its asset management fees in cash and 50.0% in shares of our common stock. For 2014 and 2013, we paid our advisor 100% of its asset management fees in shares of our common stock. At December 31, 2015, our advisor owned 10,404,985 shares (3.1%) of our common stock. We also distribute to our advisor, depending on the type of investments we own, up to 10.0% of available cash of the Operating Partnership, referred to as the Available Cash Distribution, which is defined as cash generated from operations, excluding capital proceeds, as reduced by operating expenses and debt service, excluding prepayments and balloon payments. Asset management fees and Available Cash Distributions are included in Property expenses and Net income attributable to noncontrolling interests, respectively, in the consolidated financial statements.

Personnel and Overhead Reimbursements

Under the terms of the advisory agreement, our advisor allocates a portion of its personnel and overhead expenses to us and the other publicly-owned, non-listed REITs that are managed by our advisor, including Corporate Property Associates 18 – Global Incorporated, which we refer to as CPA®:18 – Global or, together with us, as the CPA® REITs, Carey Watermark Investors Incorporated, or CWI 1, and Carey Watermark Investors 2 Incorporated, or CWI 2. Our advisor allocates these expenses to us on the basis of our trailing four quarters of reported revenues and those of WPC and other entities managed by WPC and its affiliates.

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

CPA®:17 – Global 2015 10-K – 86

Notes to Consolidated Financial Statements

exceed this limit in any such year. We record the reimbursement as a reduction of asset management fees at such time that a reimbursement is fixed, determinable, and irrevocable. Our operating expenses have not exceeded the amount that would require our advisor to reimburse us.

Organization and Offering Expenses

Through the termination of our follow-on offering on January 31, 2013, we incurred expenses in connection with the offerings of our securities. These expenses were deducted from the gross proceeds of our offerings. Total organization and offering expenses, including underwriting compensation, did not exceed 15% of the gross proceeds of our offering and our distribution reinvestment and stock purchase plan, consistent with applicable regulatory requirements. Under the terms of a dealer manager agreement between Carey Financial, a wholly-owned subsidiary of the advisor, and us, Carey Financial received a selling commission of $0.65 per share sold and a dealer manager fee of $0.35 per share sold in our public offering. Carey Financial re-allowed all or a portion of selling commissions to selected dealers participating in the offering and re-allowed up to the full dealer manager fee to the selected dealers. Total underwriting compensation paid in connection with our offering, including selling commissions, the dealer manager fee, and reimbursements made by Carey Financial to selected dealers and investment advisors, did not exceed the limitations prescribed by the Financial Industry Regulatory Authority, Inc., the regulator for broker-dealers like Carey Financial, which limit underwriting compensation to 10% of gross offering proceeds. We also reimbursed Carey Financial up to an additional 0.5% of offering proceeds for bona fide due diligence expenses. We reimbursed the advisor or one of its affiliates for other organization and offering expenses (including, but not limited to, filing fees, legal, accounting, printing, and escrow costs). The advisor agreed to be responsible for the payment of organization and offering expenses (excluding selling commissions and dealer manager fees) that exceed 4% of the gross offering proceeds.

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

Loans from WPC

In March 2015, our board of directors and the board of directors of WPC approved unsecured loans from WPC to us of up to $75.0 million, in the aggregate, at a rate equal to the rate at which WPC was able to borrow funds under its line of credit, for the purpose of facilitating acquisitions approved by our advisor’s investment committee that we would not otherwise have sufficient available funds to complete. All loans were made solely at the discretion of WPC’s management. On July 1, 2015, we obtained a $10.0 million loan from WPC in connection with our acquisition of six retail facilities in Illinois, North Dakota, and Wisconsin (Note 4, Note 5) with a maturity date of December 30, 2015. On July 14, 2015, we obtained an additional $15.0 million loan from WPC in connection with our acquisition of a warehouse facility in Sered, Slovakia (Note 4) with a maturity date of December 30, 2015. Both loans had a rate of London Interbank Offered Rate, or LIBOR, plus 1.1%. In June 2015, our board of directors approved us entering into a credit facility with a syndicate of lenders. We entered into a credit agreement on August 26, 2015, at which point we drew down from the Revolver (Note 10) to fully repay our outstanding loans from WPC of $25.0 million, and the WPC line of credit was terminated.

Jointly-Owned Investments and Other Transactions with Affiliates

At December 31, 2015, we owned interests ranging from 7% to 97% in jointly-owned investments, with the remaining interests held by affiliates or by third parties. We consolidate certain of these investments and account for the remainder under the equity method of accounting. We also owned an interest in a jointly-controlled tenancy-in-common interest in several properties, which we account for under the equity method of accounting.

During 2014, we entered into the following investments with our affiliate, CPA®:18 – Global, which we account for under the equity method of accounting (Note 6):

•	$108.3 million, of which our share was $53.1 million, or 49%, for an office facility in Stavanger, Norway on October 31, 2014; and

•	$147.9 million, of which our share was $74.0 million, or 50%, for an office facility in Warsaw, Poland on March 31, 2014.

CPA®:17 – Global 2015 10-K – 87

Notes to Consolidated Financial Statements

CPA®:18 – Global consolidates all of the above joint ventures because it is either the majority equity holder and/or it controls the significant activities of the ventures.

Note 4. Net Investments in Properties and Real Estate Under Construction

Real Estate

Real estate, which consists of land and buildings leased to others, at cost, and which are subject to operating leases, is summarized as follows (in thousands):

	December 31,
	2015	2014
Land	$560,257	$513,172
Buildings	2,098,620	1,883,543
Less: Accumulated depreciation	(225,867)	(175,478)
	$2,433,010	$2,221,237

The carrying value of our Real estate decreased $91.8 million from December 31, 2014 to December 31, 2015, due to the strengthening of the U.S. dollar relative to foreign currencies, particularly the euro, during the same period.

Acquisitions of Real Estate During 2015

During 2015, we entered into the following investments, which were deemed to be real estate asset acquisitions because we acquired the sellers’ properties and simultaneously entered into new leases in connection with these acquisitions, at a total cost of $284.2 million, including net intangibles of $69.3 million (Note 7) and acquisition-related costs and fees of $13.6 million, which were capitalized:

•	an investment of $22.2 million for an office facility in San Antonio, Texas on January 16, 2015;

•
an investment of $63.8 million for two warehouse facilities in Mszczonów and Tomaszów Mazowiecki, Poland on February 26, 2015 (dollar amount is based on the exchange rate of the euro on the date of acquisition);

•	an investment of $68.8 million primarily for four retail facilities in Fargo, North Dakota and Ashwaubenon, Brookfield, and Wauwatosa, Wisconsin on June 26, 2015;

•	an investment of $22.4 million primarily for a warehouse facility in Sered, Slovakia on July 9, 2015 (dollar amount is based on the exchange rate of the euro on the date of acquisition);

•	an investment of $33.2 million for an industrial facility in Tuchomerice, Czech Republic on December 10, 2015 (dollar amount is based on the exchange rate of the euro on the date of acquisition); and

•	an investment of $73.8 million for an office facility in Warsaw, Poland on December 11, 2015 (dollar amount is based on the exchange rate of the euro on the date of acquisition).

During the year ended December 31, 2015, we placed into service four build-to-suit projects totaling $130.7 million and capitalized $8.0 million of building improvements with existing tenants.

We are still in the process of finalizing our purchase accounting for certain investments that we made during 2015, which may result in measurement period adjustments in future periods in accordance with ASU 2015-16, Business Combinations (Note 2).

Acquisitions of Real Estate During 2014

During 2014, we entered into the following investments, which were deemed to be real estate asset acquisitions because we acquired the sellers’ properties and then entered into new leases in connection with these acquisitions, at a total cost of $40.7 million, including net lease intangibles of $8.4 million and acquisition-related costs and fees of $3.6 million, which were capitalized:

•	an investment of $4.4 million for an industrial facility in New Concord, Ohio on April 21, 2014;

•	an investment of $12.5 million for an office facility in Krakow, Poland on September 9, 2014; and

•	an investment of $23.8 million for a retail facility in Gelsenkirchen, Germany on October 13, 2014.

CPA®:17 – Global 2015 10-K – 88

Notes to Consolidated Financial Statements

We also entered into the following investments, which were deemed to be business combinations because we assumed the existing leases on the properties, for which the sellers were not the lessees, at a total cost of $37.7 million, including land of $5.0 million, buildings of $26.8 million, net lease intangibles of $6.6 million, and a purchase option of $0.6 million to acquire an office facility adjacent to one of the properties we purchased:

•	an investment of $19.0 million for an office facility and an adjacent plot of land in Tucson, Arizona on February 7, 2014. We also assumed a non-recourse mortgage loan of $10.3 million (Note 10); and

•
an investment of $18.7 million for an office facility in Plymouth, Minnesota on December 9, 2014. This amount excludes a tenant improvement allowance of $7.3 million and a lease inducement of $2.0 million that we provided to the tenant.

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

Scheduled Future Minimum Rents

Scheduled future minimum rents, exclusive of renewals and expenses paid by tenants and future CPI-based adjustments, under non-cancelable operating leases at December 31, 2015 are as follows (in thousands):

Years Ending December 31,	Total
2016	$262,532
2017	263,582
2018	266,243
2019	267,337
2020	270,545
Thereafter	2,806,192
Total	$4,136,431

Operating Real Estate

Operating real estate, which consists of our wholly-owned domestic self-storage operations, at cost, is summarized as follows (in thousands):

	December 31,
	2015	2014
Land	$66,066	$66,066
Buildings	209,455	206,793
Less: Accumulated depreciation	(30,308)	(22,217)
	$245,213	$250,642

CPA®:17 – Global 2015 10-K – 89

Notes to Consolidated Financial Statements

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

On April 24, 2014, upon the substantial repayment of the construction loan by the developer, we deconsolidated our investment in the hotel as it no longer met the criteria for consolidation, which was accounted for as a partial sale due to our purchase option. The related gain on sale of real estate was $14.6 million, of which $12.4 million, or 85%, we recognized during the year ended December 31, 2014 and $2.2 million, or 15%, we deferred until the purchase option expired, in accordance with ASC 360-20-40-3, Criteria for Recognizing Profit on Sales of Real Estate Under Full Accrual Method. We recognized the $2.2 million gain on sale of real estate during the year ended December 31, 2015, after the option expired without being exercised on January 31, 2015. In accordance with ASU 2014-08, the results of operations for assets related to the partial sale are included in continuing operations in the consolidated financial statements.

Real Estate Under Construction

The following table provides the activity of our Real estate under construction (in thousands):

	Years Ended December 31,
	2015	2014
Beginning balance	$110,983	$127,935
Capitalized funds	20,064	74,420
Placed into service	(130,704)	(96,807)
Capitalized interest	2,200	6,661
Foreign currency translation adjustments, building improvements, and other	(1,475)	(1,226)
Ending balance	$1,068	$110,983

Capitalized Funds — During 2015, total capitalized funds were primarily comprised of $7.4 million in construction draws related to three existing build-to-suit projects and $11.7 million for the funding of one new build-to-suit project, which is an expansion of property acquired in a prior year. During 2014, costs attributable to seven build-to-suit projects, including acquisition-related costs and fees related to two new build-to-suit projects, were capitalized.

Placed into Service — During 2015, we placed into service four build-to-suit projects totaling $130.7 million, of which one was completed and three were partially completed as of December 31, 2015. The total was reclassified to Real estate, at cost. During 2014, we placed four build-to-suit projects into service, of which three were completed and one was partially completed as of December 31, 2014, in the amount of $96.8 million. Of the total, $81.9 million was reclassified to Real estate, at cost, and $14.9 million was reclassified to Operating real estate, at cost.

Capitalized Interest — Capitalized interest includes amortization of the mortgage discount and deferred financing costs and interest incurred during construction, totaling $2.2 million and $6.7 million for the years ended December 31, 2015 and 2014, respectively.

Ending Balance — At December 31, 2015 and 2014 we had three open build-to-suit projects. The aggregate unfunded commitment on the remaining open projects totaled approximately $2.8 million and $12.5 million at December 31, 2015 and 2014, respectively.

Asset Retirement Obligations

We have recorded asset retirement obligations for the removal of asbestos and environmental waste in connection with certain of our investments. We estimated the fair value of the asset retirement obligations based on the estimated economic lives of the properties and the estimated removal costs provided by the inspectors. The liability was discounted using the weighted-average interest rate on the associated fixed-rate mortgage loans at the time the liability was incurred.

CPA®:17 – Global 2015 10-K – 90

Notes to Consolidated Financial Statements

The following table provides the activity of our asset retirement obligations, which are included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements (in thousands):

	Years Ended December 31,
	2015	2014
Beginning balance	$23,271	$22,076
Additions	825	—
Accretion expense (a)	1,467	1,233
Foreign currency translation adjustments and other	(139)	(38)
Ending balance	$25,424	$23,271
__________

(a)	Accretion of the liability is included in Property expenses in the consolidated financial statements and recognized over the economic life of the properties.

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

Net Investments in Direct Financing Leases

Net investments in direct financing leases is summarized as follows (in thousands):

	December 31,
	2015	2014
Minimum lease payments receivable	$927,405	$726,054
Unguaranteed residual value	480,319	466,170
	1,407,724	1,192,224
Less: unearned income	(912,160)	(712,799)
	$495,564	$479,425

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

CPA®:17 – Global 2015 10-K – 91

Notes to Consolidated Financial Statements

Scheduled Future Minimum Rents

Scheduled future minimum rents, exclusive of renewals and expenses paid by tenants and future CPI-based adjustments, under non-cancelable direct financing leases at December 31, 2015 are as follows (in thousands):

Years Ending December 31,	Total
2016	$55,140
2017	55,829
2018 (a)	306,650
2019	57,177
2020	57,732
Thereafter	394,877
Total	$927,405
___________

(a)	Includes $250.0 million for a purchase option that a tenant, The New York Times Company, may exercise to acquire the property it leases from us.

Loans Receivable

127 West 23rd Manager, LLC — On February 3, 2015, we provided financing of $12.6 million to a subsidiary of 127 West 23rd Manager, LLC for the acquisition of a building in New York, New York that is intended to be developed as a hotel. The loan has an interest rate of 7% and was scheduled to mature on February 3, 2016. Subsequent to December 31, 2015, the loan was extended to August 1, 2016. In connection with this transaction, we expensed acquisition-related costs and fees of $0.1 million, which are included in Acquisition expenses in the consolidated financial statements. At December 31, 2015, the balance of the loan receivable remained $12.6 million.

1185 Broadway LLC — On January 8, 2015, we provided a mezzanine loan of $30.0 million to a subsidiary of 1185 Broadway LLC for the development of a hotel on a parcel of land in New York, New York. The mezzanine loan is collateralized by an equity interest in a subsidiary of 1185 Broadway LLC. It has an interest rate of 10% and was scheduled to mature on January 8, 2016. Subsequent to December 31, 2015, the loan was extended to July 8, 2016. In connection with this transaction, we expensed acquisition-related costs and fees of $0.3 million, which are included in Acquisition expenses in the consolidated financial statements. The agreement also contains rights to certain fees upon maturity and an equity interest in the underlying entity that has been recorded in Other assets, net in the consolidated financial statements. At December 31, 2015, the balance of the loan receivable including interest thereon was $31.4 million.

China Alliance Properties Limited — On December 14, 2010, we provided financing of $40.0 million to China Alliance Properties Limited, a subsidiary of Shanghai Forte Land Co., Ltd. The financing was provided through a collateralized loan that was guaranteed by Shanghai Forte Land Co., Ltd.’s parent company, Fosun International Limited. It had an interest rate of 11% and was repaid in full to us on December 11, 2015.

Credit Quality of Finance Receivables

We generally seek investments in facilities that we believe are critical to a tenant’s business and that we believe have a low risk of tenant default. At both December 31, 2015 and 2014, none of the balances of our finance receivables were past due and we had not established any allowances for credit losses. Additionally, there were no modifications of finance receivables during the years ended December 31, 2015 and 2014. We evaluate the credit quality of our finance receivables utilizing an internal five-point credit rating scale, with one representing the highest credit quality and five representing the lowest. The credit quality evaluation of our finance receivables was last updated in the fourth quarter of 2015.

CPA®:17 – Global 2015 10-K – 92

Notes to Consolidated Financial Statements

A summary of our finance receivables by internal credit quality rating is as follows (dollars in thousands):

	Number of Tenants / Obligors at December 31,		Carrying Value at December 31,
Internal Credit Quality Indicator	2015	2014	2015	2014
1	—	—	$—	$—
2	1	1	2,264	2,259
3	11	9	429,212	429,245
4	4	3	108,132	87,921
5	—	—	—	—
			$539,608	$519,425

At December 31, 2015 and 2014, Other assets, net included $0.3 million and $0.6 million, respectively, of accounts receivable related to amounts billed under our direct financing leases.

Note 6. Equity Investments in Real Estate

We own equity interests in net-leased properties that are generally leased to companies through noncontrolling interests (i) in partnerships and limited liability companies that we do not control but over which we exercise significant influence or (ii) as tenants-in-common subject to common control. Generally, the underlying investments are jointly-owned with affiliates. We account for these investments under the equity method of accounting. Earnings for each investment are recognized in accordance with each respective investment agreement and, where applicable, based upon an allocation of the investment’s net assets at book value as if the investment were hypothetically liquidated at the end of each reporting period. As required by current authoritative accounting guidance, we periodically compare an investment’s carrying value to its estimated fair value and recognize an impairment charge to the extent that the carrying value exceeds fair value and such decline is determined to be other than temporary. Additionally, we provide funding to developers for the ADC Arrangements. Under ADC Arrangements, we have provided two loans to third-party developers of real estate projects, which we account for as equity investments as the characteristics of the arrangement with the third-party developers are more similar to a jointly-owned investment or partnership rather than a loan.

The following table presents Equity in earnings (losses) in equity method investments in real estate, which represents our proportionate share of the income or losses of these investments, as well as amortization of basis differences related to purchase accounting adjustments (in thousands):

	Years Ended December 31,
	2015	2014	2013
Equity Earnings from Equity Investments:
Net Lease	$21,692	$12,571	$(1,261)
Self-Storage	(1,703)	(1,878)	(1,024)
All Other	(1,762)	17,655	(3,322)
	18,227	28,348	(5,607)
Amortization of Basis Differences on Equity Investments:
Net Lease	(2,263)	(3,381)	(3,514)
Self-Storage	(155)	(155)	(66)
All Other	(1,142)	(739)	(313)
	(3,560)	(4,275)	(3,893)
Equity in earnings (losses) of equity method investments in real estate	$14,667	$24,073	$(9,500)

CPA®:17 – Global 2015 10-K – 93

Notes to Consolidated Financial Statements

The following table sets forth our ownership interests in our equity investments in real estate and their respective carrying values, along with those ADC Arrangements that are recorded as equity investments (dollars in thousands):

		Ownership Interest at	Carrying Value at December 31,
Lessee/Equity Investee	Co-owner	December 31, 2015	2015	2014
Net Lease:
C1000 Logistiek Vastgoed B.V. (a)	WPC	85%	$59,629	$71,130
U-Haul Moving Partners, Inc. and Mercury Partners, LP	WPC	12%	39,309	41,028
Bank Pekao S.A. (a)	CPA®:18 – Global	50%	25,785	31,045
BPS Nevada, LLC (b)	Third Party	15%	22,007	21,850
State Farm	CPA®:18 – Global	50%	18,587	20,414
Berry Plastics Corporation	WPC	50%	16,094	16,632
Apply Sørco AS (a)	CPA®:18 – Global	49%	15,170	19,076
Hellweg Die Profi-Baumärkte GmbH & Co. KG (referred to as Hellweg 2) (a)	WPC	37%	12,212	9,935
Tesco plc (a)	WPC	49%	11,849	14,194
Agrokor d.d. (referred to as Agrokor 5) (a)	CPA®:18 – Global	20%	7,858	8,760
Eroski Sociedad Cooperativa – Mallorca (a)	WPC	30%	6,790	7,662
Dick’s Sporting Goods, Inc.	WPC	45%	5,055	5,508
			240,345	267,234
Self-Storage:
Madison Storage NYC, LLC and Veritas Group IX-NYC, LLC	Third Party	45%	16,060	20,147
			16,060	20,147
All Other:
Shelborne Property Associates, LLC (b)	Third Party	33%	148,121	152,801
IDL Wheel Tenant, LLC (b)	Third Party	N/A	44,387	30,049
BG LLH, LLC (b)	Third Party	7%	37,720	42,587
BPS Nevada, LLC - Preferred Equity	Third Party	N/A	27,514	18,182
			257,742	243,619
			$514,147	$531,000
__________

(a)	The carrying value of this investment is affected by the impact of fluctuations in the exchange rate of the applicable foreign currency.

(b)	This investment is subject to the hypothetical liquidation at book value model.

C1000 Logistiek Vastgoed B.V. — Our investment in C1000 Logistiek Vastgoed B.V. represents a tenancy-in-common interest, whereby the property is encumbered by debt for which we are jointly and severally liable. For this investment, the co-obligor is WPC and the amount due under the arrangement was approximately $72.5 million and $82.7 million at December 31, 2015 and 2014, respectively. Of these amounts, $61.7 million and $70.3 million represent the amounts we agreed to pay and are included within the carrying value of this investment at December 31, 2015 and 2014, respectively.

Bank Pekao S.A. — On March 31, 2014, we and CPA®:18 – Global acquired an office facility leased to Bank Pekao S.A. in Warsaw, Poland through a jointly-owned investment for a total cost of $147.9 million. Acquisition-related costs and fees totaling $8.4 million were expensed by the jointly-owned investment as this acquisition was deemed a business combination. We acquired a 50% interest in this venture for $74.0 million and account for this investment under the equity method of accounting. Our share of the acquisition expenses and value added taxes paid is included within the carrying value of the investment. On May 21, 2014, this jointly-owned investment obtained non-recourse mortgage financing of $73.1 million, of which our share is $36.6 million, which is included within the carrying value of this investment and is based on the exchange rate of the euro on that date. This mortgage loan bears a fixed annual interest rate of 3.3% and matures on March 10, 2021. The decrease in carrying value was partially due to distributions made to us.

CPA®:17 – Global 2015 10-K – 94

Notes to Consolidated Financial Statements

BPS Nevada, LLC — As discussed in Note 8, we recognized an other-than-temporary impairment charge on this investment in 2013.

State Farm — On August 20, 2013, we and CPA®:18 – Global acquired an office facility from State Farm in Austin, Texas through a jointly-owned investment for a total cost of $115.6 million, including capitalized acquisition-related costs and fees totaling $5.6 million. We acquired a 50% interest in this venture for $57.8 million and account for this investment under the equity method of accounting. In connection with this transaction, this jointly-owned investment obtained non-recourse mortgage financing of $72.8 million, of which our share is $36.4 million, which is included within the carrying value of this investment. This mortgage loan bears a fixed annual interest rate of 4.5% and matures on September 10, 2023.

Apply Sørco AS — On October 31, 2014, we and CPA®:18 – Global acquired an office facility leased to Apply Sørco AS in Stavanger, Norway through a jointly-owned investment for a total cost of $108.3 million, including capitalized acquisition-related costs and fees totaling $5.7 million and a deferred tax liability of $12.5 million that was recorded because the investment was a share transaction. We acquired a 49% interest in this venture for $53.1 million and account for this investment under the equity method of accounting. In connection with this transaction, this jointly-owned investment issued privately-placed bonds of $53.3 million, of which our share is $26.1 million, which is included within the carrying value of this investment and is based on the exchange rate of the Norwegian krone on the date of acquisition. The bonds pay an annual coupon of 4.4% on October 30 and mature on October 31, 2021.

Hellweg 2 — In 2007, CPA®:14, CPA®:15, and CPA®:16 – Global acquired a 33%, 40%, and 27% interest, respectively, in an entity, which we refer to as Purchaser, for the purposes of acquiring a 25% interest in a property holding company, which we refer to as PropCo, that owns 37 do-it-yourself stores located in Germany. This is referred to as the Hellweg 2 transaction. The remaining 75% interest in PropCo was owned by a third party, which we refer to as Partner. In November 2010, CPA®:14, CPA®:15, and CPA®:16 – Global obtained a 70% additional interest in PropCo from the Partner, resulting in Purchaser owning approximately 95% of PropCo. In 2011, we acquired CPA®:14’s interests. In 2012, WPC acquired CPA®:15’s interests through its merger with CPA®:15.

In October 2013, we acquired the Partner’s remaining 5% equity interest in PropCo, which resulted in PropCo recording a German real estate transfer tax of $21.9 million, of which our share was approximately $8.1 million and was recorded within Equity in earnings (losses) of equity method investments in real estate in our consolidated financial statements for the year ended December 31, 2013. On January 31, 2014, WPC acquired CPA®:16 – Global’s interests in Hellweg 2 through its merger with CPA®:16 – Global. As of December 31, 2015, WPC holds a 63% interest, and we hold a 37% interest, in the Hellweg 2 investment. We account for this investment under the equity method of accounting. During the fourth quarter of 2015, the German tax authority revoked its previous position on the application of a ruling in an unrelated matter by a Federal German tax court. Based on this change in position, the obligation for German real estate transfer taxes recorded in connection with our acquisition of the Partner’s remaining 5% equity interest in PropCo was no longer deemed probable of occurring. As a result, Hellweg 2 recorded a reversal of the amount described above, of which our share was approximately $6.2 million and was recorded within Equity in earnings (losses) of equity method investments in real estate in our consolidated financial statements for the year ended December 31, 2015.

Agrokor 5 — On December 18, 2013, we and CPA®:18 – Global acquired a portfolio of five retail facilities, referred to as Agrokor 5, from Agrokor d.d. in Croatia through a jointly-owned investment for a total cost of $97.0 million, including capitalized acquisition-related costs and fees totaling $6.3 million. We acquired a 20% interest in this venture for $19.4 million and account for this investment under the equity method of accounting. On February 25, 2014, this jointly-owned investment obtained non-recourse mortgage financing of $42.9 million, of which our share is $8.6 million, which is included within the carrying value of this investment and is based on the exchange rate of the euro on that date. This mortgage loan bears a fixed annual interest rate of 5.8% and matures on December 31, 2020.

Eroski Sociedad Cooperativa – Mallorca — As discussed in Note 8, we recognized an other-than-temporary impairment charge on this investment in 2014.

Madison Storage NYC, LLC and Veritas Group IX-NYC, LLC — In addition to our 45% equity interest, we have a 40% indirect economic interest in this investment based upon certain contractual arrangements with our partner in this entity that enable or could require us to purchase their interest.

Shelborne Property Associates, LLC — Our investment in Shelborne Property Associates, LLC, a VIE, represents a domestic ADC Arrangement. On December 27, 2012, we funded a domestic build-to-suit project with Shelborne Property Associates,

CPA®:17 – Global 2015 10-K – 95

Notes to Consolidated Financial Statements

LLC for the construction of a hotel property for a total estimated construction cost of up to $125.0 million, which was subsequently increased to $154.9 million. We funded $154.9 million through December 31, 2015. The loan is collateralized by the property and had an annual interest rate ranging from 6% to 8% for the first three years of the term, followed by seven one-year extensions of the term at the option of the borrower, at which point the annual interest rate would be 10%. On December 31, 2015, the investment exercised its option to extend the maturity of the loan until December 31, 2016, and the interest rate increased to 10%. There was no unfunded balance on the loan related to this investment at December 31, 2015.

IDL Wheel Tenant, LLC — Our investment in IDL Wheel Tenant, LLC, a VIE, represents a domestic ADC Arrangement. We provided funding of $17.7 million to this investment and capitalized $0.6 million of interest related to the investment during the year ended December 31, 2015. There was no unfunded balance on the loan related to this investment at December 31, 2015.

On November 16, 2012, we funded a domestic build-to-suit project with IDL Wheel Tenant, LLC for the construction of an observation wheel in an entertainment complex, which we also acquired as a build-to-suit project (Note 4). The total estimated construction cost of the observation wheel is up to $50.0 million, which was fully funded through December 31, 2015. The loan is personally guaranteed by each of the principals of IDL Wheel Tenant, LLC and has an annual interest rate of 9% and matures in November 2017. As part of the arrangement, we agreed to fund a portion of the loan in euros and we locked the euro to U.S. dollar exchange rate to the developer at $1.278 at the time of the transaction. This component of the loan is deemed to be an embedded derivative (Note 9). At December 31, 2015, the related loan did not have any unfunded balance.

BG LLH, LLC — On April 7, 2014, we made a follow-on equity investment of $20.4 million, including acquisition-related costs and fees of $0.4 million, to our existing equity holdings in BG LLH, LLC, which owns substantially all of the equity of Lineage Logistics Holdings, LLC, an entity that owns and operates cold storage facilities in the United States. We formerly accounted for our existing equity holdings using the cost method of accounting. With our investment in April 2014, we were deemed to have significant influence over BG LLH, LLC and, accordingly, we changed our accounting for this investment to the equity method of accounting and reclassified our existing holdings, totaling $8.3 million, from Other assets, net to Equity investments in real estate during 2014. In addition, we recorded equity income of $11.5 million related to this investment for the year ended December 31, 2014, which is primarily comprised of our share of earnings recorded by the investee related to a business combination during the year, and which is included in Equity in earnings (losses) of equity method investments in real estate in the consolidated financial statements.

BPS Nevada, LLC - Preferred Equity — On November 19, 2014, we acquired a preferred equity position in BPS Nevada, LLC, an entity in which we hold a 15% equity interest, for a total cost of $18.2 million, including acquisition-related costs and fees of $0.2 million. The preferred equity interest provides us with a preferred rate of return of 8% during the first four months of the term, 10% during the next four months of the term, and 12% thereafter, until November 19, 2019, the date on which the preferred equity interest is redeemable. Our equity interest and preferred equity position in BPS Nevada, LLC allow us to have significant influence over the entity. Accordingly, we account for this investment using the equity method of accounting. On February 2, 2015, we funded an additional $9.1 million, including acquisition-related costs and fees of $0.1 million, related to this investment. During the year ended December 31, 2015, we recognized $4.2 million of income related to this investment, which is included in Equity in earnings (losses) of equity method investments in real estate in the consolidated financial statements.

CPA®:17 – Global 2015 10-K – 96

Notes to Consolidated Financial Statements

The following tables present combined summarized investee financial information of our equity method investment properties. Amounts provided are the total amounts attributable to the investment properties and do not represent our proportionate share (in thousands):

	December 31 or September 30 (as applicable), (a)
	2015	2014
Real estate assets	$3,378,044	$3,271,264
Other assets	728,439	761,924
Total assets	4,106,483	4,033,188
Debt	(2,530,826)	(2,386,161)
Accounts payable, accrued expenses and other liabilities	(325,315)	(242,703)
Total liabilities	(2,856,141)	(2,628,864)
Noncontrolling interests	360	—
Partners’/members’ equity	$1,250,702	$1,404,324

	Twelve Months Ended December 31 or September 30 (as applicable), (a)
	2015	2014	2013
Revenues	$779,875	$595,228	$381,169
Expenses	(791,224)	(546,170)	(368,302)
(Loss) income from continuing operations	$(11,349)	$49,058	$12,867
__________

(a)
We recorded our investments in BPS Nevada, LLC, BG LLH, LLC, IDL Wheel Tenant, LLC, and Shelborne Property Associates, LLC on a one quarter lag. Therefore, amounts in our financial statements for the years ended December 31, 2015, 2014, and 2013 are based on balances and results of operations from BPS Nevada, LLC, BG LLH, LLC, IDL Wheel Tenant, LLC, and Shelborne Property Associates, LLC as of and for the 12 months ended September 30, 2015, 2014, and 2013, respectively.

Aggregate distributions from our interests in other unconsolidated real estate investments were $52.1 million, $28.7 million, and $18.1 million for the years ended December 31, 2015, 2014, and 2013, respectively. At December 31, 2015 and 2014, the unamortized basis differences on our equity investments were $26.5 million and $31.0 million, respectively.

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

CPA®:17 – Global 2015 10-K – 97

Notes to Consolidated Financial Statements

In connection with our investment activity during 2015, we recorded net lease intangibles comprised as follows (life in years, dollars in thousands):

	Weighted-Average Life	Amount
Amortizable Intangible Assets
In-place lease	12.0	$67,299
Above-market rent	10.0	619
Below-market ground lease	74.0	5,090
		$73,008
Amortizable Intangible Liabilities
Below-market rent	22.1	$(1,833)

Intangible assets and liabilities are summarized as follows (in thousands):

	December 31, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable Intangible Assets
In-place lease and tenant relationship	$588,858	$(143,635)	$445,223	$551,569	$(119,125)	$432,444
Above-market rent	88,288	(20,405)	67,883	92,548	(16,539)	76,009
Below-market ground leases	12,184	(322)	11,862	7,124	(199)	6,925
	689,330	(164,362)	524,968	651,241	(135,863)	515,378
Unamortizable Intangible Assets
Goodwill	304	—	304	304	—	304
Total intangible assets	$689,634	$(164,362)	$525,272	$651,545	$(135,863)	$515,682

Amortizable Intangible Liabilities
Below-market rent	$(116,952)	$21,364	$(95,588)	$(116,887)	$13,293	$(103,594)
Above-market ground lease	(1,145)	32	(1,113)	(1,145)	17	(1,128)
Total intangible liabilities	$(118,097)	$21,396	$(96,701)	$(118,032)	$13,310	$(104,722)

Net amortization of intangibles, including the effect of foreign currency translation, was $36.7 million, $38.0 million, and $35.5 million for years ended December 31, 2015, 2014, and 2013. Amortization of below-market rent and above-market rent intangibles is recorded as an adjustment to Rental income; amortization of below-market ground lease and above-market ground lease intangibles is included in Property expenses; and amortization of in-place lease and tenant relationship intangibles is included in Depreciation and amortization.

We performed our annual test for impairment of goodwill as of December 31, 2015 and no impairment was indicated. Goodwill resides within our Net lease segment, which is also the reporting unit for goodwill impairment testing.

CPA®:17 – Global 2015 10-K – 98

Notes to Consolidated Financial Statements

Based on the intangible assets and liabilities recorded at December 31, 2015, scheduled annual net amortization of intangibles for the next five calendar years and thereafter is as follows (in thousands):

Years Ending December 31,	Net Increase in Rental Income	Increase to Amortization/Property Expenses	Net
2016	$(507)	$36,159	$35,652
2017	(292)	34,331	34,039
2018	(268)	34,235	33,967
2019	(260)	33,998	33,738
2020	(267)	33,784	33,517
Thereafter	(26,111)	283,465	257,354
	$(27,705)	$455,972	$428,267

Note 8. Fair Value Measurements

The fair value of an asset is defined as the exit price, which is the amount that would either be received when an asset is sold or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance establishes a three-tier fair value hierarchy based on the inputs used in measuring fair value. These tiers are: Level 1, for which quoted market prices for identical instruments are available in active markets, such as money market funds, equity securities, and U.S. Treasury securities; Level 2, for which there are inputs other than quoted prices included within Level 1 that are observable for the instrument, such as certain derivative instruments, including interest rate caps, interest rate swaps, and foreign currency forward contracts; and Level 3, for securities and other derivative assets that do not fall into Level 1 or Level 2 and for which little or no market data exists, therefore requiring us to develop our own assumptions.

Items Measured at Fair Value on a Recurring Basis

The methods and assumptions described below were used to estimate the fair value of each class of financial instrument. For significant Level 3 items, we have also provided the unobservable inputs along with their weighted-average ranges.

Derivative Assets — Our derivative assets, which are included in Other assets, net in the consolidated financial statements, are comprised of foreign currency forward contracts, stock warrants, foreign currency collars, and a swaption (Note 9). The foreign currency forward contracts, foreign currency collars, and swaption were measured at fair value using readily observable market inputs, such as quotations on interest rates, and were classified as Level 2 as these instruments are custom, over-the-counter contracts with various bank counterparties that are not traded in an active market. The stock warrants were measured at fair value using internal valuation models that incorporated market inputs and our own assumptions about future cash flows. We classified these assets as Level 3 because they are not traded in an active market.

Derivative Liabilities — Our derivative liabilities, which are included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, are comprised of interest rate swaps and foreign currency collars (Note 9). The interest rate swaps and foreign currency collars were measured at fair value using readily observable market inputs, such as quotations on interest rates, and were classified as Level 2 because they are custom, over-the-counter contracts with various bank counterparties that are not traded in an active market.

We did not have any transfers into or out of Level 1, Level 2, and Level 3 measurements during either the years ended December 31, 2015, 2014, and 2013. Gains and losses (realized and unrealized) included in earnings are reported in Other income and (expenses) in the consolidated financial statements.

CPA®:17 – Global 2015 10-K – 99

Notes to Consolidated Financial Statements

Our other financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands):

		December 31, 2015		December 31, 2014
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-recourse debt (a)	3	$1,894,271	$1,937,459	$1,896,489	$1,961,905
Senior Credit Facility (b)	2	113,162	113,162	—	—
Loans receivable (a)	3	44,044	44,044	40,000	41,990
Deferred acquisition fees payable (c)	3	5,942	5,973	9,009	10,077
CMBS (d)	3	2,765	8,739	3,053	8,899
Other securities (e)	3	892	892	9,381	9,649
___________

(a)
We determined the estimated fair value of our non-recourse debt using a discounted cash flow model with rates that take into account the credit of the tenant/obligor and interest rate risk. We also considered the value of the underlying collateral, taking into account the quality of the collateral, the credit quality of the tenant/obligor, the time until maturity, and the current market interest rate. (Note 5).

(b)
We determined the estimated fair value of our Senior Credit Facility (Note 10) using a discounted cash flow model with rates that take into account the market-based credit spread and our credit quality.

(c)
We determined the estimated fair value of our deferred acquisition fees based on an estimate of discounted cash flows using two significant unobservable inputs, which are the leverage adjusted unsecured spread of 203 basis points and an illiquidity adjustment of 75 basis points. Significant increases or decreases to these inputs in isolation would result in a significant change in the fair value measurement.

(d)	The carrying value of our CMBS is inclusive of impairment charges recognized during 2015 and 2014, as well as accretion related to the estimated cash flows expected to be received.

(e)
Amounts at December 31, 2015 and 2014 reflect our interest in a foreign debenture, which is included in Other assets, net in the consolidated financial statements. During the year ended December 31, 2015, we redeemed a foreign debenture investment in full.

We estimated that our other financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values at both December 31, 2015 and 2014.

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

CPA®:17 – Global 2015 10-K – 100

Notes to Consolidated Financial Statements

The following table presents information about our assets that were measured at fair value on a non-recurring basis (in thousands):

	Year Ended December 31, 2015		Year Ended December 31, 2014		Year Ended December 31, 2013
	Fair Value Measurements	Total Impairment Charges	Fair Value Measurements	Total Impairment Charges	Fair Value Measurements	Total Impairment Charges
Impairment Charges
CMBS	$1,478	$1,023	$1,808	$570	$—	$—
Total impairment charges included in expenses		1,023		570		—
Equity investments in real estate	—	—	7,662	766	23,278	3,778
		$1,023		$1,336		$3,778

Impairment charges, and their related fair value measurements, recognized during 2015, 2014, and 2013 were as follows:

CMBS

During the years ended December 31, 2015 and 2014, we incurred other-than-temporary impairment charges on two tranches in our CMBS portfolio totaling $1.0 million and $0.6 million, respectively, to reduce their carrying values to their estimated fair values as a result of non-performance. The fair value measurements related to the impairment charges were derived from third-party appraisals, which were based on input from dealers, buyers, and other market participants, as well as updates on prepayments, losses, and delinquencies within our CMBS portfolio.

Equity Investments in Real Estate

During 2014, we recognized an other-than-temporary impairment charge of $0.8 million on our Eroski Sociedad Cooperativa – Mallorca investment (Note 6), to reduce the carrying value of a property held by the jointly-owned investment to its estimated fair value due to a decline in market conditions. The fair value measurement related to the impairment charge was determined by estimating discounted cash flows using three significant unobservable inputs, which are the cash flow discount rate, the residual discount rate, and the residual capitalization rate equal to 11.75%, 10.5%, and 9.5%, respectively. Significant increases or decreases to these inputs in isolation would result in a significant change in the fair value measurement.

During 2013, we recognized an other-than-temporary impairment charge of $3.8 million on our BPS Nevada, LLC investment (Note 6), to reduce the carrying value of a property held by the jointly-owned investment to its estimated fair value due to a bankruptcy filed by a major tenant. The fair value measurement related to the impairment charge was determined by estimating discounted cash flows using three significant unobservable inputs, which are the cash flow discount rate, the residual discount rate, and the residual capitalization rate equal to 6.0%, 6.25%, and 5.75%, respectively. Significant increases or decreases to these inputs in isolation would result in a significant change in the fair value measurement.

Note 9. Risk Management and Use of Derivative Financial Instruments

Risk Management

In the normal course of our ongoing business operations, we encounter economic risk. There are four main components of economic risk that impact us: interest rate risk, credit risk, market risk, and foreign currency risk. We are primarily subject to interest rate risk on our interest-bearing assets and liabilities, including the Senior Credit Facility (Note 10). Credit risk is the risk of default on our operations and our tenants’ inability or unwillingness to make contractually required payments. Market risk includes changes in the value of our properties and related loans, as well as changes in the value of our other investments due to changes in interest rates or other market factors. We own investments in Europe and Asia and are subject to risks associated with fluctuating foreign currency exchange rates.

Derivative Financial Instruments

When we use derivative instruments, it is generally to reduce our exposure to fluctuations in interest rates and foreign currency exchange rate movements. We have not entered into, and do not plan to enter into, financial instruments for trading or speculative purposes. In addition to entering into derivative instruments on our own behalf, we may also be a party to derivative

CPA®:17 – Global 2015 10-K – 101

Notes to Consolidated Financial Statements

instruments that are embedded in other contracts and we may be granted common stock warrants by lessees when structuring lease transactions, which are considered to be derivative instruments. The primary risks related to our use of derivative instruments include a counterparty to a hedging arrangement defaulting on its obligation and a downgrade in the credit quality of a counterparty to such an extent that our ability to sell or assign our side of the hedging transaction is impaired. While we seek to mitigate these risks by entering into hedging arrangements with large financial institutions that we deem to be creditworthy, it is possible that our hedging transactions, which are intended to limit losses, could adversely affect our earnings. Furthermore, if we terminate a hedging arrangement, we may be obligated to pay certain costs, such as transaction or breakage fees. We have established policies and procedures for risk assessment and the approval, reporting, and monitoring of derivative financial instrument activities.

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

The following table sets forth certain information regarding our derivative instruments (in thousands):

Derivatives Designated as Hedging Instruments		Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
	Balance Sheet Location	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Foreign currency forward contracts	Other assets, net	$41,850	$24,051	$—	$—
Interest rate swaps	Other assets, net	—	71	—	—
Foreign currency collars	Other assets, net	4	—	—	—
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	—	—	(10,732)	(14,554)
Foreign currency collars	Accounts payable, accrued expenses and other liabilities	—	—	(109)	—
Derivatives Not Designated as Hedging Instruments
Foreign currency forward contracts	Other assets, net	—	5,120	—	—
Stock warrants	Other assets, net	1,782	1,848	—	—
Swaption	Other assets, net	309	505	—	—
Embedded credit derivatives	Other assets, net	—	499	—	—
Foreign currency forward contracts	Accounts payable, accrued expenses and other liabilities	—	—	—	(2,904)
Total derivatives		$43,945	$32,094	$(10,841)	$(17,458)

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis on our consolidated financial statements. At both December 31, 2015 and 2014, no cash collateral had been posted or received for any of our derivative positions.

CPA®:17 – Global 2015 10-K – 102

Notes to Consolidated Financial Statements

The following tables present the impact of our derivative instruments in the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized on Derivatives in Other Comprehensive (Loss) Income (Effective Portion)
	Years Ended December 31,
Derivatives in Cash Flow Hedging Relationships	2015	2014	2013
Foreign currency forward contracts	$18,126	$29,313	$(6,168)
Interest rate swaps	2,715	(5,542)	10,107
Foreign currency collars	(107)	(290)	(2,059)
Interest rate cap (a)	—	913	1,188

Derivatives in Net Investment Hedging Relationships (b)
Foreign currency forward contracts	417	484	—
Foreign currency collars	2	—	—

Derivatives Formerly in Net Investment Hedging Relationships (c)
Foreign currency forward contracts	—	4,511	(2,237)
Total	$21,153	$29,389	$831

		Amount of Gain (Loss) Reclassified from Other Comprehensive (Loss) Income into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified to Income	Years Ended December 31,
		2015	2014	2013 (d)
Foreign currency forward contracts	Other income and (expenses)	$8,083	$1,145	$909
Interest rate swaps	Interest expense	(7,837)	(7,057)	(7,268)
Interest rate cap	Interest expense	—	(913)	(1,189)
Foreign currency collars	Other income and (expenses)	—	751	1,215
Total		$246	$(6,074)	$(6,333)
__________

(a)	Includes gains attributable to a noncontrolling interest of $0.4 million and $0.5 million for the years ended December 31, 2014, and 2013, respectively.

(b)
The effective portion of the change in fair value and the settlement of these contracts are reported in the foreign currency translation adjustment section of Other comprehensive (loss) income until the underlying investment is sold, at which time we reclassify the gain or loss to earnings.

(c)
In 2014, a new forward contract was executed to offset this existing forward contract. As a result of this transaction, this existing forward contract was de-designated as a hedging instrument. However, the effective portion of the change in fair value (through the date of de-designation) and the settlement of this contract are reported in the foreign currency translation adjustment section of Other comprehensive (loss) income until the underlying investment is sold, at which time we will reclassify the gain or loss to earnings. The forward contract matured during 2015.

(d)	The amounts included in this column for the period presented herein have been revised to reverse the signs that were incorrectly presented when originally filed.

Amounts reported in Other comprehensive (loss) income related to interest rate swaps will be reclassified to Interest expense as interest payments are made on our variable-rate debt. Amounts reported in Other comprehensive (loss) income related to foreign currency derivative contracts will be reclassified to Other income and (expenses) when the hedged foreign currency contracts are settled. At December 31, 2015, we estimated that an additional $5.8 million and $8.0 million will be reclassified as interest expense and as other expenses, respectively, during the next 12 months.

CPA®:17 – Global 2015 10-K – 103

Notes to Consolidated Financial Statements

The following table presents the impact of our derivative instruments in the consolidated financial statements (in thousands):

		Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives Not in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Years Ended December 31,
		2015	2014	2013
Swaption	Other income and (expenses)	$(196)	$(700)	$428
Embedded credit derivatives	Other income and (expenses)	177	1,378	1,159
Stock warrants	Other income and (expenses)	(66)	66	297
Foreign currency forward contracts	Other income and (expenses)	(16)	364	1,266
Foreign currency collars	Other income and (expenses)	(8)	—	—

Derivatives in Cash Flow Hedging Relationships
Interest rate swaps (a)	Interest expense	302	(88)	212
Total		$193	$1,020	$3,362
__________

(a)	Relates to the ineffective portion of the hedging relationship.

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

The interest rate swaps and swaption that our consolidated subsidiaries had outstanding at December 31, 2015 are summarized as follows (currency in thousands):

Interest Rate Derivatives	Number of Instruments	Notional Amount		Fair Value at December 31, 2015 (a)
Designated as Cash Flow Hedging Instruments
Interest rate swaps	13	231,952	USD	$(7,112)
Interest rate swaps	7	190,266	EUR	(3,620)
Not Designated as Hedging Instrument
Swaption	1	13,230	USD	309
				$(10,423)
__________

(a)	Fair value amount is based on the exchange rate of the euro at December 31, 2015, as applicable.

CPA®:17 – Global 2015 10-K – 104

Notes to Consolidated Financial Statements

The interest rate swap that one of our unconsolidated jointly-owned investments had outstanding at December 31, 2015, which was designated as a cash flow hedge, is summarized as follows (currency in thousands):

Interest Rate Derivative	Ownership Interest in Investee at December 31, 2015	Number of Instruments	Notional Amount		Fair Value at December 31, 2015 (a)
Interest rate swap	85%	1	11,102	EUR	$(516)
__________

(a)	Fair value amount is based on the exchange rate of the euro at December 31, 2015.

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

The following table presents the foreign currency derivative contracts we had outstanding and their designations at December 31, 2015 (currency in thousands):

Foreign Currency Derivatives	Number of Instruments	Notional Amount		Fair Value at December 31, 2015 (a)
Designated as Cash Flow Hedging Instruments
Foreign currency forward contracts	79	157,866	EUR	$37,344
Foreign currency forward contracts	17	12,239	NOK	258
Foreign currency collar	1	6,100	EUR	(109)
Foreign currency collars	3	2,000	NOK	2
Designated as Net Investment Hedging Instruments
Foreign currency forward contracts	9	991,401	JPY	4,080
Foreign currency forward contracts	5	7,996	NOK	168
Foreign currency collar	1	2,500	NOK	2
				$41,745
__________

(a)	Fair value amounts are based on the exchange rate of the euro, the Norwegian krone, or the Japanese yen, as applicable, at December 31, 2015.

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of any collateral received. No collateral was received as of December 31, 2015. At December 31, 2015, our total credit exposure was $41.9 million and the maximum exposure to any single counterparty was $17.5 million.

Some of the agreements with our derivative counterparties contain cross-default provisions that could trigger a declaration of default on our derivative obligations if we default, or are capable of being declared in default, on certain of our indebtedness. At December 31, 2015, we had not been declared in default on any of our derivative obligations. The estimated fair value of our

CPA®:17 – Global 2015 10-K – 105

Notes to Consolidated Financial Statements

derivatives that were in a net liability position was $11.4 million and $18.5 million at December 31, 2015 and December 31, 2014, respectively, which included accrued interest and any nonperformance risk adjustments. If we had breached any of these provisions at December 31, 2015 or December 31, 2014, we could have been required to settle our obligations under these agreements at their aggregate termination value of $11.9 million and $19.1 million, respectively.

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

For the year ended December 31, 2015, the following tenants represented 5% or more of total revenues:

•	KBR, Inc. (11%);

•	A-American self-storage portfolio (7%);

•	The New York Times Company (7%);

•	Metro Cash & Carry Italia S.p.A. (6%); and

•	Agrokor d.d. (5%).

Note 10. Debt

Non-Recourse Debt

Non-recourse debt consists of mortgage notes payable, which are collateralized by the assignment of real estate properties with an aggregate carrying value of $2.8 billion and $2.9 billion at December 31, 2015 and 2014, respectively. At December 31, 2015, our mortgage notes payable bore interest at fixed annual rates ranging from 2.0% to 7.5% and variable contractual annual rates ranging from 1.6% to 6.1%, with maturity dates ranging from August 2016 to 2039.

Financing Activity During 2015

During 2015, we obtained six new non-recourse mortgage financings and one refinancing totaling $170.2 million, with a weighted-average annual interest rate of 2.9% and term of 8.6 years, of which $37.4 million related to investments acquired during prior years and $132.8 million related to investments acquired during 2015.

During 2015, we repaid four non-recourse mortgage loans with outstanding principal balances totaling $93.7 million and a weighted-average interest rate of 6.2%. Two of these loans were repaid prior to maturity and had outstanding principal balances totaling $57.5 million and a weighted-average remaining term to maturity of 4.9 years.  In addition, three of these non-recourse mortgages encumbered properties of jointly-owned investments with our advisor, WPC, which we consolidate. WPC contributed $15.9 million in connection with the repayment of these non-recourse mortgages. We recognized a loss on extinguishment of debt of $0.3 million on one of the non-recourse mortgages paid prior to maturity, which is included in Other income and (expenses) in the consolidated financial statements.

Financing Activity During 2014

During 2014, we obtained five new non-recourse mortgage financings totaling $67.9 million with a weighted-average annual interest rate and term of 3.7% and 7.1 years, respectively, of which $57.8 million related to investments that we acquired during prior years and $10.1 million related to investments that we acquired during 2014. We also assumed a non-recourse mortgage loan of $10.3 million, including unamortized premium of $1.3 million, in connection with a new investment acquired during 2014.

Additionally, we refinanced two non-recourse mortgage loans totaling $22.1 million with new non-recourse mortgage loans totaling $24.9 million, with a weighted-average annual interest rate and term of 7.0% and 13.7 years, respectively, and recognized a total of $0.3 million in losses on the extinguishment of the refinanced debts.

CPA®:17 – Global 2015 10-K – 106

Notes to Consolidated Financial Statements

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

At December 31, 2015, availability under the Senior Credit Facility was $136.8 million, the outstanding balance under the Revolver was $113.2 million and we had not drawn on our Term Loan. At December 31, 2015, interest was computed on the Senior Credit Facility at the annual interest rate consisting of LIBOR plus 1.60%. The Revolver is used for the working capital needs of the Company and its subsidiaries as well as for other general corporate purposes.

We are required to ensure that the total Restricted Payments (as defined in the Credit Agreement) in an aggregate amount in any fiscal year does not exceed the amount of Restricted Payments required in order for us to (i) maintain our REIT status and (ii) avoid the payment of federal or state income or excise tax. Restricted Payments include quarterly dividends and the total amount of shares repurchased by us, if any, in excess of $100.0 million per year. In addition to placing limitations on dividend distributions and share repurchases, the Credit Agreement also stipulates certain customary financial covenants. We were in compliance with all such covenants at December 31, 2015.

Scheduled Debt Principal Payments

Scheduled debt principal payments for each of the next five calendar years following December 31, 2015 and thereafter are as follows (in thousands):

Years Ending December 31,	Total
2016	$228,367
2017	344,873
2018 (a)	258,474
2019	39,416
2020	128,265
Thereafter through 2039	1,010,394
2,009,789
Unamortized discount, net	(2,356)
Total	$2,007,433
__________

(a)	Includes $113.2 million outstanding under our Senior Credit Facility, which is scheduled to mature on August 26, 2018, unless extended pursuant to its terms.

Certain amounts in the table above are based on the applicable foreign currency exchange rate at December 31, 2015. The carrying value of our Non-recourse debt decreased by $52.3 million from December 31, 2014 to December 31, 2015 due to the strengthening of the U.S. dollar relative to foreign currencies, particularly the euro, during the same period.

CPA®:17 – Global 2015 10-K – 107

Notes to Consolidated Financial Statements

Note 11. Commitments and Contingencies

At December 31, 2015, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations. See Note 4 for unfunded construction commitments.

Note 12. Equity

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

	Years Ended December 31,
	2015	2014	2013
Ordinary income	$0.3220	$0.3528	$0.3104
Capital gain	—	—	0.0110
Return of capital	0.3280	0.2972	0.3286
Total distributions paid	$0.6500	$0.6500	$0.6500

During the fourth quarter of 2015, our board of directors declared a quarterly distribution of $0.1625 per share, which was paid on January 15, 2016 to stockholders of record on December 31, 2015, in the amount of $54.8 million.

CPA®:17 – Global 2015 10-K – 108

Notes to Consolidated Financial Statements

Reclassifications Out of Accumulated Other Comprehensive Loss

The following tables present a reconciliation of changes in Accumulated other comprehensive loss by component for the periods presented (in thousands):

	Gains and Losses on Derivative Instruments	Gains and Losses on Marketable Securities	Foreign Currency Translation Adjustments	Total
Balance at January 1, 2013	$(19,250)	$(485)	$(21,864)	$(41,599)
Other comprehensive (loss) income before reclassifications	(3,265)	94	25,742	22,571
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	8,457	—	—	8,457
Other income and (expenses)	(2,124)	—	—	(2,124)
Total	6,333	—	—	6,333
Net current-period Other comprehensive income	3,068	94	25,742	28,904
Net current-period Other comprehensive income attributable to noncontrolling interests	(535)	—	(212)	(747)
Balance at December 31, 2013	(16,717)	(391)	3,666	(13,442)
Other comprehensive income (loss) before reclassifications	18,365	285	(93,401)	(74,751)
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	7,970	—	—	7,970
Other income and (expenses)	(1,896)	—	—	(1,896)
Total	6,074	—	—	6,074
Net current-period Other comprehensive income (loss)	24,439	285	(93,401)	(68,677)
Net current-period Other comprehensive (income) loss attributable to noncontrolling interests	(411)	—	1,523	1,112
Balance at December 31, 2014	7,311	(106)	(88,212)	(81,007)
Other comprehensive income (loss) before reclassifications	21,135	29	(81,037)	(59,873)
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	7,837	—	—	7,837
Other income and (expenses)	(8,083)	—	—	(8,083)
Total	(246)	—	—	(246)
Net current-period Other comprehensive income (loss)	20,889	29	(81,037)	(60,119)
Net current-period Other comprehensive loss attributable to noncontrolling interests	—	—	1,321	1,321
Balance at December 31, 2015	$28,200	$(77)	$(167,928)	$(139,805)

Note 13. Income Taxes

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

CPA®:17 – Global 2015 10-K – 109

Notes to Consolidated Financial Statements

The components of our provision for income taxes attributable to continuing operations for the periods presented are as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Federal
Current	$110	$110	$175
Deferred	954	7,078	—
	1,064	7,188	175
State and Local
Current	840	426	771
Deferred	1,312	—	—
	2,152	426	771
Foreign
Current	3,787	2,600	2,369
Deferred	1,882	511	(1,848)
	5,669	3,111	521
Total Provision	$8,885	$10,725	$1,467

In connection with our adoption of equity method accounting in 2014 for our investments in BG LLH, LLC and Shelborne Operating Associates, LLC, we recorded a deferred tax provision of $2.3 million in 2015 and $7.1 million in 2014.

We account for uncertain tax positions in accordance with ASC 740, Income Taxes. The following table presents a reconciliation of the beginning and ending amount of unrecognized tax benefits (in thousands):

	Years Ended December 31,
	2015	2014
Beginning balance	$589	$857
Decrease due to lapse in statute of limitations	(362)	(216)
Foreign currency translation adjustments	(29)	(52)
Ending balance	$198	$589

At December 31, 2015 and 2014, we had unrecognized tax benefits as presented in the table above that, if recognized, would have a favorable impact on our effective income tax rate in future periods. We recognize interest and penalties related to uncertain tax positions in income tax expense. At both December 31, 2015 and 2014, we had less than $0.1 million of accrued interest related to uncertain tax positions.

Our tax returns are subject to audit by taxing authorities. Such audits can often take years to complete and settle. The tax years 2010 through 2015 remain open to examination by the major taxing jurisdictions to which we are subject.

CPA®:17 – Global 2015 10-K – 110

Notes to Consolidated Financial Statements

Deferred Income Taxes

Our deferred tax assets before valuation allowances were $33.1 million and $16.2 million at December 31, 2015 and 2014, respectively. Our deferred tax liabilities were $24.9 million and $12.2 million at December 31, 2015 and 2014, respectively. We determined that $29.0 million and $13.1 million of our deferred tax assets did not meet the criteria for recognition under the accounting guidance for income taxes and accordingly, we established valuation allowances in those amounts at December 31, 2015 and 2014, respectively. Our deferred tax assets and liabilities at December 31, 2015 and 2014 are primarily the result of temporary differences related to:

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

At December 31, 2015, we had net operating losses in U.S. federal, state, and foreign jurisdictions of approximately $30.8 million, $23.5 million, and $32.0 million, respectively. At December 31, 2014, we had net operating losses in U.S. federal, state and foreign jurisdictions of approximately $11.8 million, $7.6 million, and $46.6 million, respectively. If not utilized, the U.S. federal net operating loss carryforwards will begin to expire in 2032. The state and local net operating loss carryforwards will begin to expire in 2017. Certain of our foreign net operating loss carryforwards will begin to expire in 2016. The utilization of net operating losses may be subject to certain limitations under the tax laws of the relevant jurisdiction.

Note 14. Property Dispositions and Discontinued Operations

From time to time, we may decide to sell a property. We have an active capital recycling program, with a goal of extending the average lease term through reinvestment, improving portfolio credit quality through dispositions and acquisitions of assets, increasing the asset criticality factor in our portfolio, and/or executing strategic dispositions of assets. We may make a decision to dispose of a property when it is vacant as a result of tenants vacating space, tenants electing not to renew their leases, tenant insolvency, or lease rejection in the bankruptcy process. In such cases, we assess whether we can obtain the highest value from the property by selling it, as opposed to re-leasing it. We may also sell a property when we receive an unsolicited offer or negotiate a price for an investment that is consistent with our strategy for that investment. When it is appropriate to do so, we classify the property as an asset held for sale on our consolidated balance sheet. For those properties sold or classified as held-for-sale prior to January 1, 2014, we classify current and prior period results of operations of the property as discontinued operations under current accounting guidance (Note 2).

Property Dispositions Included in Continuing Operations

In connection with the I Shops Partial Sale, we recognized a gain on sale of real estate of $14.6 million, of which $12.4 million, or 85%, we recognized during the year ended December 31, 2014 and $2.2 million, or 15%, we recognized during the year ended December 31, 2015 (Note 4).

Property Dispositions Included in Discontinued Operations

The results of operations for properties that have been sold prior to January 1, 2014, and with which we have no continuing involvement, are reflected in the consolidated financial statements as discontinued operations. During the year ended December 31, 2013, income from discontinued operations was $7.5 million. During 2013, we sold one hotel property for $20.0 million, net of selling costs, and recognized a gain on the sale of $8.0 million, revenues of $3.8 million, and expenses of $3.3 million. We repaid the related outstanding non-recourse mortgage loan of $5.1 million at the time of the sale and recognized a loss on the extinguishment of debt of $1.0 million. None of our property dispositions during 2015 or 2014 qualified for classification as a discontinued operation.

CPA®:17 – Global 2015 10-K – 111

Notes to Consolidated Financial Statements

Note 15. Segment Reporting

We operate in two reportable business segments: Net Lease and Self Storage. Our Net Lease segment includes our domestic and foreign investments in net-leased properties, whether they are accounted for as operating or direct financing leases. Our Self Storage segment is comprised of our investments in self-storage properties. In addition, we have our investments in loans receivable, CMBS, hotels, and other properties, which are included in our All Other category. The following tables present a summary of comparative results and assets for these business segments (in thousands):

	Years Ended December 31,
	2015	2014	2013
Net Lease
Revenues	$366,904	$340,791	$307,185
Operating expenses	(136,838)	(132,206)	(122,625)
Interest expense	(85,138)	(85,563)	(80,073)
Other income and expenses, excluding interest expense	18,508	8,190	(2,766)
(Provision for) benefit from income taxes	(7,458)	(9,486)	1,011
Gain on sale of real estate, net of tax	2,197	12,451	659
Net income attributable to noncontrolling interests	(15,247)	(12,415)	(12,036)
Income from continuing operations attributable to CPA®:17 – Global	$142,928	$121,762	$91,355
Self-Storage
Revenues	$46,418	$42,091	$35,993
Operating expenses	(32,575)	(32,797)	(33,623)
Interest expense	(7,655)	(7,723)	(7,755)
Other income and expenses, excluding interest expense	(1,858)	(2,032)	(1,148)
Provision for income taxes	(167)	(192)	(281)
Gain on sale of real estate, net of tax	—	790	—
Income (loss) from continuing operations attributable to CPA®:17 – Global	$4,163	$137	$(6,814)
All Other
Revenues	$13,625	$13,824	$19,539
Operating expenses	(1,712)	(7,215)	(16,874)
Interest expense	404	906	106
Other income and expenses, excluding interest expense	(1,691)	17,541	(3,603)
Provision for income taxes	(150)	(98)	(2)
Gain on sale of real estate, net of tax	—	97	—
Income from continuing operations attributable to CPA®:17 – Global	$10,476	$25,055	$(834)
Corporate
Unallocated Corporate Overhead (a)	$(48,694)	$(52,376)	$(35,581)
Net income attributable to noncontrolling interests – Available Cash Distributions	$(24,668)	$(20,427)	$(16,899)
Total Company
Revenues	$426,947	$396,706	$362,772
Operating expenses	(218,892)	(221,226)	(216,832)
Interest expense	(93,551)	(93,001)	(88,656)
Other income and expenses, excluding interest expense	16,304	21,901	3,686
Provision for income taxes	(8,885)	(10,725)	(1,467)
Gain on sale of real estate, net of tax	2,197	13,338	659
Net income attributable to noncontrolling interests	(39,915)	(32,842)	(28,935)
Income from continuing operations attributable to CPA®:17 – Global	$84,205	$74,151	$31,227

CPA®:17 – Global 2015 10-K – 112

Notes to Consolidated Financial Statements

	Total Long-Lived Assets at December 31,		Total Assets at December 31,
	2015	2014	2015	2014
Net Lease	$3,169,885	$3,078,900	$3,967,026	$3,800,141
Self-Storage	261,273	270,790	270,769	285,320
All Other	257,844	243,597	309,310	298,061
Corporate	—	—	78,910	222,375
Total Company	$3,689,002	$3,593,287	$4,626,015	$4,605,897
___________

(a)
Included in unallocated corporate overhead are asset management fees, and general and administrative expenses, as well as interest expense and other charges related to our Senior Credit Facility. These expenses are calculated and reported at the portfolio level and not evaluated as part of any segment’s operating performance.

Our portfolio is comprised of domestic and international investments. The following tables present the geographic information (in thousands):

As of and for the Year Ended December 31, 2015	Texas	Other Domestic	International (a)	Total
Revenues	$63,933	$249,961	$113,053	$426,947
Income from continuing operations before income taxes and after gain on sale of real estate, net of tax	9,321	77,930	45,754	133,005
Net income attributable to noncontrolling interests	—	(37,173)	(2,742)	(39,915)
Net income attributable to CPA®:17 – Global	9,317	37,402	37,486	84,205
Long-lived assets (b)	338,710	2,187,513	1,162,779	3,689,002
Non-recourse debt	269,798	1,107,468	517,005	1,894,271

As of and for the Year Ended December 31, 2014	Texas	Other Domestic	International (a)	Total
Revenues	$58,167	$224,101	$114,438	$396,706
Income from continuing operations before income taxes and after gain on sale of real estate, net of tax	8,151	70,196	39,371	117,718
Net income attributable to noncontrolling interests	—	(32,093)	(749)	(32,842)
Net income attributable to CPA®:17 – Global	8,110	29,977	36,064	74,151
Long-lived assets (b)	332,209	2,122,702	1,138,376	3,593,287
Non-recourse debt	261,531	1,092,109	542,849	1,896,489

As of and for the Year Ended December 31, 2013	Texas	Other Domestic	International (a)	Total
Revenues	$45,559	$213,105	$104,108	$362,772
Income from continuing operations before income taxes and after gain on sale of real estate, net of tax	2,789	28,928	29,912	61,629
Net income attributable to noncontrolling interests	—	(28,297)	(638)	(28,935)
Net income attributable to CPA®:17 – Global	2,731	7,229	28,754	38,714
___________

(a)
All years include operations in Croatia, Germany, Hungary, Japan, Poland, the Netherlands, Spain, Italy, the United Kingdom, and India; 2015 and 2014 include an investment in Norway; and 2015 includes investments in the Czech Republic and Slovakia.

(b)	Consists of Net investments in real estate and Equity investments in real estate.

CPA®:17 – Global 2015 10-K – 113

Notes to Consolidated Financial Statements

Note 16. Selected Quarterly Financial Data (Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Revenues	$98,750	$109,667	$108,202	$110,328
Expenses	54,108	53,795	54,253	56,736
Net income (a)	23,844	39,375	29,199	31,702
Net income attributable to noncontrolling interests	(9,264)	(10,935)	(9,147)	(10,569)
Net income attributable to CPA®:17 – Global	$14,580	$28,440	$20,052	$21,133

Earnings per share attributable to CPA®:17 – Global	$0.04	$0.09	$0.06	$0.06
Distributions declared per share	$0.1625	$0.1625	$0.1625	$0.1625

	Three Months Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Revenues	$101,149	$98,786	$97,987	$98,784
Expenses	58,523	53,365	52,313	57,025
Net income (a)	16,478	42,246	19,482	28,787
Net income attributable to noncontrolling interests	(7,677)	(7,640)	(9,193)	(8,332)
Net income attributable to CPA®:17 – Global	$8,801	$34,606	$10,289	$20,455

Earnings per share attributable to CPA®:17 – Global	$0.03	$0.11	$0.03	$0.06
Distributions declared per share	$0.1625	$0.1625	$0.1625	$0.1625
__________

(a)
Amounts for the three months ended June 30, 2014 and March 31, 2015 include gains on sale of real estate of $12.4 million and $2.2 million, respectively, recognized in connection with the I Shops Partial Sale (Note 4).

CPA®:17 – Global 2015 10-K – 114

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2015, 2014, and 2013
(in thousands)

Description	Balance at Beginning of Year	Change	Balance at End of Year
Year Ended December 31, 2015
Valuation reserve for deferred tax assets	$13,103	$15,898	$29,001

Year Ended December 31, 2014
Valuation reserve for deferred tax assets	$5,581	$7,522	$13,103

Year Ended December 31, 2013
Valuation reserve for deferred tax assets	$3,901	$1,680	$5,581
CPA®:17 – Global 2015 10-K – 115

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2015
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c)			Accumulated Depreciation (c)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Real Estate Under Operating Leases
Industrial facility in Norfolk, NE	$1,503	$625	$1,713	$—	$107	$625	$1,820	$2,445	$460	1975	Jun. 2008	30 yrs.
Office facility in Soest, Germany and warehouse facility in Bad Wünnenberg, Germany	—	3,193	45,932	—	(15,335)	2,196	31,594	33,790	6,315	1982; 1996	Jul. 2008	36 yrs.
Learning center in Chicago, IL	13,245	6,300	20,509	—	(527)	6,300	19,982	26,282	4,995	1912	Jul. 2008	30 yrs.
Industrial facilities in Sergeant Bluff, IA; Bossier City, LA; and Alvarado, TX	29,475	2,725	25,233	28,116	(3,395)	4,701	47,978	52,679	6,529	Various	Aug. 2008	25 - 40 yrs.
Industrial facility in Waldaschaff, Germany	—	10,373	16,708	—	(13,122)	5,294	8,665	13,959	3,904	1937	Aug. 2008	15 yrs.
Sports facilities in Phoenix, AZ and Columbia, MD	35,396	14,500	48,865	—	(2,062)	14,500	46,803	61,303	8,485	2006	Sep. 2008	40 yrs.
Office facility in Birmingham, United Kingdom	12,350	3,591	15,810	949	(1,616)	3,283	15,451	18,734	2,332	2009	Sep. 2009	40 yrs.
Retail facilities in Gorzow, Poland	5,963	1,095	13,947	—	(3,899)	812	10,331	11,143	1,618	2007; 2008	Oct. 2009	40 yrs.
Office facility in Hoffman Estates, IL	18,619	5,000	21,764	—	—	5,000	21,764	26,764	3,301	2009	Dec. 2009	40 yrs.
Office facility in The Woodlands, TX	36,386	1,400	41,502	—	—	1,400	41,502	42,902	6,311	2009	Dec. 2009	40 yrs.
Retail facilities located throughout Spain	36,406	32,574	52,101	—	(18,452)	25,331	40,892	66,223	6,124	Various	Dec. 2009	20 yrs.
Industrial facilities in Middleburg Heights and Union Township, OH	5,902	1,000	10,793	2	—	1,000	10,795	11,795	1,596	1997	Feb. 2010	40 yrs.
Industrial facilities in Phoenix, AZ; Colton, Fresno, Los Angeles, Orange, Pomona, and San Diego, CA; Safety Harbor, FL; Durham, NC; and Columbia, SC	13,008	19,001	13,059	—	—	19,001	13,059	32,060	2,210	Various	Mar. 2010	27 - 40 yrs.
Industrial facility in Evansville, IN	15,942	150	9,183	11,745	—	150	20,928	21,078	2,741	2009	Mar. 2010	40 yrs.
Warehouse facilities in Bristol, Cannock, Liverpool, Luton, Plymouth, Southampton, and Taunton, United Kingdom	4,780	8,639	2,019	—	(374)	8,321	1,963	10,284	398	Various	Apr. 2010	28 yrs.
Warehouse facilities in Zagreb, Croatia	38,247	31,941	45,904	—	(13,148)	26,395	38,302	64,697	7,236	2001; 2009	Apr. 2010	30 yrs.
Office facilities in Tampa, FL	33,494	18,300	32,856	1,161	—	18,323	33,994	52,317	4,647	1985; 2000	May 2010	40 yrs.
Warehouse facility in Bowling Green, KY	26,589	1,400	3,946	33,809	—	1,400	37,755	39,155	4,092	2011	May 2010	40 yrs.
Retail facility in Elorrio, Spain	—	19,924	3,981	—	(2,180)	18,013	3,712	21,725	510	1996	Jun. 2010	40 yrs.
Warehouse facility in Gadki, Poland	3,983	1,134	1,183	7,611	(2,269)	872	6,787	7,659	805	2011	Aug. 2010	40 yrs.
Industrial and office facilities in Elberton, GA	—	560	2,467	—	—	560	2,467	3,027	379	1997; 2002	Sep. 2010	40 yrs.
Warehouse facilities in Rincon and Unadilla, GA	25,450	1,595	44,446	—	—	1,595	44,446	46,041	5,740	2000; 2006	Nov. 2010	40 yrs.
Office facility in Hartland, WI	3,338	1,402	2,041	—	—	1,402	2,041	3,443	301	2001	Nov. 2010	35 yrs.

CPA®:17 – Global 2015 10-K – 116

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2015
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c)			Accumulated Depreciation (c)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Retail facilities in Kutina, Slavonski Brod, Spansko, and Zagreb, Croatia	16,530	6,700	24,114	194	(5,630)	5,444	19,934	25,378	3,374	2002; 2003; 2007	Dec. 2010	30 yrs.
Warehouse facilities located throughout the United States	108,331	31,735	129,011	—	(9,680)	28,511	122,555	151,066	17,592	Various	Dec. 2010	40 yrs.
Office facility in Madrid, Spain	—	22,230	81,508	—	(17,749)	18,423	67,566	85,989	8,444	2002	Dec. 2010	40 yrs.
Office facility in Houston, TX	3,329	1,838	2,432	—	20	1,838	2,452	4,290	491	1982	Dec. 2010	25 yrs.
Retail facility in Las Vegas, NV	40,000	26,934	31,037	26,048	(44,166)	5,070	34,783	39,853	3,053	2012	Dec. 2010	40 yrs.
Warehouse facilities in Oxnard and Watsonville, CA	42,735	16,036	67,300	—	(7,149)	16,036	60,151	76,187	8,371	Various	Jan. 2011	10 - 40 yrs.
Warehouse facility in Dillon, SC	18,484	1,355	15,620	1,600	(69)	1,286	17,220	18,506	1,952	2001	Mar. 2011	40 yrs.
Warehouse facility in Middleburg Heights, OH	—	600	1,690	—	—	600	1,690	2,290	201	2002	Mar. 2011	40 yrs.
Office facility in Martinsville, VA	8,392	600	1,998	10,999	—	600	12,997	13,597	1,318	2011	May 2011	40 yrs.
Land in Chicago, IL	4,921	7,414	—	—	—	7,414	—	7,414	—	N/A	Jun. 2011	N/A
Industrial facility in Fraser, MI	4,093	928	1,392	6,193	(80)	928	7,505	8,433	754	2012	Sep. 2011	35 yrs.
Retail facilities located throughout Italy	176,206	91,691	262,377	—	(69,024)	73,390	211,654	285,044	24,784	Various	Sep. 2011	29 - 40 yrs.
Retail facilities in Delnice, Pozega, and Sesvete, Croatia	18,868	2,687	24,820	15,378	(8,977)	3,234	30,674	33,908	4,169	2011	Nov. 2011	30 yrs.
Retail facility in Orlando, FL	—	32,739	—	19,959	(32,739)	5,577	14,382	19,959	558	2011	Dec. 2011	40 yrs.
Land in Hudson, NY	775	2,080	—	—	—	2,080	—	2,080	—	N/A	Dec. 2011	N/A
Office facilities in Aurora, Eagan, and Virginia, MN	92,400	13,546	110,173	—	993	13,546	111,166	124,712	14,968	Various	Jan. 2012	32 - 40 yrs.
Industrial facility in Chmielów, Poland	15,589	1,323	5,245	30,804	(3,837)	1,794	31,741	33,535	1,809	2012	Apr. 2012	40 yrs.
Office facility in St. Louis, MO	4,007	954	4,665	—	—	954	4,665	5,619	448	1995	Jul. 2012	38 yrs.
Industrial facility in Avon, OH	3,570	926	4,975	—	—	926	4,975	5,901	519	2001	Aug. 2012	35 yrs.
Industrial facility in Elk Grove Village, IL	9,062	1,269	11,317	59	—	1,269	11,376	12,645	1,799	1961	Aug. 2012	40 yrs.
Learning centers in Montgomery, AL and Savannah, GA	15,950	5,255	16,960	—	—	5,255	16,960	22,215	1,719	1969; 2002	Sep. 2012	40 yrs.
Automotive dealerships in Huntsville, AL; Bentonville, AR; Bossier City, LA; Lee’s Summit, MO; Fayetteville, TN; and Fort Worth, TX	—	17,283	32,225	—	(15)	17,269	32,224	49,493	4,751	Various	Sep. 2012	16 yrs.
Office facility in Warrenville, IL	18,956	3,698	28,635	—	—	3,698	28,635	32,333	2,705	2002	Sep. 2012	40 yrs.
Office and warehouse facilities in Zary, Poland	2,944	356	1,168	6,910	(1,394)	297	6,743	7,040	477	2013	Sep. 2012	40 yrs.
Industrial facility in Sterling, VA	14,070	3,118	14,007	5,071	—	3,118	19,078	22,196	1,819	1980	Oct. 2012	35 yrs.
Office facility in Houston, TX	128,200	19,331	123,084	4,520	2,899	19,331	130,503	149,834	13,645	1973	Nov. 2012	30 yrs.
Retail facility in Orlando, FL	56,733	3,307	10,607	103,914	—	26,000	91,828	117,828	1,658	2012	Nov. 2012	40 yrs.
Office facility in Eagan, MN	9,428	2,104	11,462	—	(85)	1,994	11,487	13,481	1,073	2003	Dec. 2012	35 yrs.

CPA®:17 – Global 2015 10-K – 117

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2015
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c)			Accumulated Depreciation (c)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Warehouse facility in Saitama Prefecture, Japan	21,596	17,292	28,575	—	(14,565)	11,801	19,501	31,302	2,383	2006	Dec. 2012	26 yrs.
Retail facilities in Bjelovar, Karlovac, Krapina, Metkovic, Novigrad, Porec, Umag, and Vodnjan, Croatia	20,060	5,059	28,294	6,634	(6,823)	5,928	27,236	33,164	2,105	Various	Dec. 2012	32 - 40 yrs.
Industrial facility in Portage, WI	4,738	3,338	4,556	502	—	3,338	5,058	8,396	552	1970	Jan. 2013	30 yrs.
Retail facility in Dallas, TX	10,013	4,441	9,649	—	—	4,441	9,649	14,090	706	1913	Feb. 2013	40 yrs.
Warehouse facility in Dillon, SC	26,000	3,096	2,281	37,989	—	3,096	40,270	43,366	1,593	2013	Mar. 2013	40 yrs.
Land in Chicago, IL	—	15,459	—	—	—	15,459	—	15,459	—	N/A	Apr. 2013	N/A
Office facility in Northbrook, IL	5,645	—	942	—	—	—	942	942	160	2007	May 2013	40 yrs.
Industrial facility in Wageningen, Netherlands	17,559	4,790	24,301	47	(4,868)	4,028	20,242	24,270	1,286	2013	Jul. 2013	40 yrs.
Warehouse facilities in Gadki, Poland	31,437	9,219	48,578	121	(9,613)	7,688	40,617	48,305	2,754	2007; 2010	Jul. 2013	40 yrs.
Automotive dealership in Lewisville, TX	9,450	3,269	9,605	—	—	3,269	9,605	12,874	787	2004	Aug. 2013	39 yrs.
Office facility in Auburn Hills, MI	6,055	789	7,163	—	—	789	7,163	7,952	428	2012	Oct. 2013	40 yrs.
Office facility in Haibach, Germany	9,100	2,544	11,114	—	(2,652)	2,050	8,956	11,006	743	1993	Oct. 2013	30 yrs.
Office facility in Houston, TX	31,200	7,898	37,474	750	1,619	7,898	39,843	47,741	2,888	1963	Dec. 2013	30 yrs.
Office facility in Tempe, AZ	14,800	—	16,996	4,272	—	—	21,268	21,268	1,147	2000	Dec. 2013	40 yrs.
Office facility in Tucson, AZ	8,917	2,440	11,175	—	—	2,440	11,175	13,615	659	2002	Feb. 2014	38 yrs.
Industrial facility in Drunen, Netherlands	—	990	6,328	6,700	144	961	13,201	14,162	241	2014	Apr. 2014	40 yrs.
Industrial facility in New Concord, OH	1,680	784	2,636	—	—	784	2,636	3,420	153	1999	Apr. 2014	35 - 40 yrs.
Office facility in Krakow, Poland	5,529	2,771	6,549	—	(1,479)	2,331	5,510	7,841	207	2003	Sep. 2014	40 yrs.
Retail facility in Gelsenkirchen, Germany	—	2,060	17,534	123	(2,713)	1,775	15,229	17,004	584	1981	Oct. 2014	35 yrs.
Office facility in Plymouth, Minnesota	22,250	2,601	15,599	3,256	—	2,601	18,855	21,456	561	1999	Dec. 2014	40 yrs.
Office facility in San Antonio, TX	14,569	3,131	13,124	—	—	3,131	13,124	16,255	372	2002	Jan. 2015	40 yrs.
Warehouse facilities in Mszczonów and Tomaszów Mazowiecki, Poland	32,002	10,108	35,856	8	(1,772)	9,716	34,484	44,200	969	1995; 2000	Feb. 2015	31 yrs.
Retail facilities in Joliet, IL; Fargo, ND; and Ashwaubenon, Brookfield, Greendale, and Wauwatosa, WI	42,284	20,936	34,627	98	—	20,936	34,725	55,661	759	Various	Jun. 2015	27 - 29 yrs.
Warehouse facility in Sered, Slovakia	11,391	4,059	15,297	61	(202)	4,017	15,198	19,215	233	2004	Jul. 2015	36 yrs.
Industrial facility in Tuchomerice, Czech Republic	17,466	9,424	21,860	—	1	9,424	21,861	31,285	37	1998	Dec. 2015	40 yrs.
Office facility in Warsaw, Poland	—	—	54,296	—	1	—	54,297	54,297	80	2015	Dec. 2015	40 yrs.
	$1,537,390	$640,957	$1,958,193	$375,603	$(315,876)	$560,257	$2,098,620	$2,658,877	$225,867

CPA®:17 – Global 2015 10-K – 118

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2015
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period Total	Date of Construction	Date Acquired
Description	Encumbrances	Land	Buildings
Direct Financing Method
Industrial and office facilities in Nagold, Germany	$—	$6,012	$41,493	$—	$(28,529)	$18,976	1937; 1994	Aug. 2008
Industrial facilities in Mayodan, Sanford, and Stoneville, NC	—	3,100	35,766	—	(2,070)	36,796	1992; 1997; 1998	Dec. 2008
Industrial facility in Glendale Heights, IL	17,527	3,820	11,148	18,245	2,758	35,971	1991	Jan. 2009
Office facility in New York City, NY	107,483	—	233,720	—	13,620	247,340	2007	Mar. 2009
Industrial facilities in Colton, Fresno, Los Angeles, Orange, Pomona, and San Diego, CA; Holly Hill, FL; Rockmart, GA; Ooltewah, TN; and Dallas, TX	9,488	1,730	20,778	—	(736)	21,772	Various	Mar. 2010
Warehouse facilities in Bristol, Leeds, Liverpool, Luton, Newport, Plymouth, and Southampton, United Kingdom	10,788	508	24,009	—	(2,202)	22,315	Various	Apr. 2010
Retail facilities in Dugo Selo and Samobor, Croatia	8,211	1,804	11,618	—	(2,492)	10,930	2002; 2003	Dec. 2010
Warehouse facility in Oxnard, CA	5,766	—	8,957	—	193	9,150	1975	Jan. 2011
Industrial facilities in Bartow, FL; Momence, IL; Smithfield, NC; Hudson, NY; and Ardmore, OK	21,888	3,750	50,177	—	4,864	58,791	Various	Apr. 2011
Industrial facility in Clarksville, TN	4,373	600	7,291	—	348	8,239	1998	Aug. 2011
Industrial facility in Countryside, IL	1,984	425	1,800	—	39	2,264	1981	Dec. 2011
Industrial facility in Bluffton, IN	1,898	264	3,407	—	20	3,691	1975	Apr. 2014
Retail facilities in Joliet, Illinois and Greendale, Wisconsin	14,886	—	19,002	—	327	19,329	1970; 1978	Jun. 2015
	$204,292	$22,013	$469,166	$18,245	$(13,860)	$495,564

CPA®:17 – Global 2015 10-K – 119

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2015
(in thousands)

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c)			Accumulated Depreciation (c)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Operating Real Estate – Self-Storage Facilities
Fort Worth, TX	$1,538	$610	$2,672	$53	$—	$610	$2,725	$3,335	$386	2004	Apr. 2011	33 yrs.
Anaheim, CA	1,149	1,040	1,166	96	—	1,040	1,262	2,302	196	1988	Jun. 2011	33 yrs.
Apple Valley, CA	2,300	400	3,910	155	—	400	4,065	4,465	531	1989	Jun. 2011	35 yrs.
Apple Valley, CA	1,446	230	2,196	56	—	230	2,252	2,482	307	1989	Jun. 2011	33 yrs.
Bakersfield, CA	849	370	3,133	355	—	370	3,488	3,858	535	1972	Jun. 2011	30 yrs.
Bakersfield, CA	2,130	690	3,238	80	—	690	3,318	4,008	447	1987	Jun. 2011	34 yrs.
Bakersfield, CA	2,013	690	3,298	64	—	690	3,362	4,052	444	1990	Jun. 2011	35 yrs.
Bakersfield, CA	1,714	480	3,297	94	—	480	3,391	3,871	586	1974	Jun. 2011	35 yrs.
Fresno, CA	2,638	601	7,300	227	—	601	7,527	8,128	1,610	1976	Jun. 2011	30 yrs.
Grand Terrace, CA	728	950	1,903	110	—	950	2,013	2,963	354	1978	Jun. 2011	25 yrs.
Harbor City, CA	1,293	1,487	810	107	—	1,487	917	2,404	152	1987	Jun. 2011	30 yrs.
San Diego, CA	6,273	7,951	3,926	248	—	7,951	4,174	12,125	642	1986	Jun. 2011	30 yrs.
Palm Springs, CA	2,511	1,287	3,124	65	—	1,287	3,189	4,476	489	1989	Jun. 2011	30 yrs.
Palmdale, CA	2,773	940	4,263	269	—	940	4,532	5,472	640	1988	Jun. 2011	32 yrs.
Palmdale, CA	2,081	1,220	2,954	100	—	1,220	3,054	4,274	421	1988	Jun. 2011	33 yrs.
Riverside, CA	1,124	560	1,492	93	—	560	1,585	2,145	234	1985	Jun. 2011	30 yrs.
Rosamond, CA	1,700	460	3,220	54	—	460	3,274	3,734	449	1995	Jun. 2011	33 yrs.
Rubidoux, CA	1,247	514	1,653	93	—	514	1,746	2,260	234	1986	Jun. 2011	33 yrs.
South Gate, CA	1,774	1,597	2,067	102	—	1,597	2,169	3,766	337	1925	Jun. 2011	30 yrs.
Kailua-Kona, HI	832	1,000	1,108	59	—	1,000	1,167	2,167	207	1987	Jun. 2011	30 yrs.
Chicago, IL	2,342	600	4,124	198	—	600	4,322	4,922	588	1916	Jun. 2011	25 yrs.
Chicago, IL	1,322	400	2,074	212	—	400	2,286	2,686	317	1968	Jun. 2011	30 yrs.
Rockford, IL	1,363	548	1,881	5	—	548	1,886	2,434	345	1979	Jun. 2011	25 yrs.
Rockford, IL	250	114	633	9	—	114	642	756	116	1979	Jun. 2011	25 yrs.
Rockford, IL	1,319	380	2,321	19	—	380	2,340	2,720	422	1957	Jun. 2011	25 yrs.
Kihei, HI	5,372	2,523	7,481	631	—	2,523	8,112	10,635	889	1991	Aug. 2011	40 yrs.
Bakersfield, CA	1,875	1,060	3,138	73	(464)	1,060	2,747	3,807	478	1979	Aug. 2011	25 yrs.
Bakersfield, CA	1,999	767	2,230	83	—	767	2,313	3,080	408	1979	Aug. 2011	25 yrs.
National City, CA	2,517	3,158	1,483	86	—	3,158	1,569	4,727	247	1987	Aug. 2011	28 yrs.
Mundelein, IL	3,553	1,080	5,287	217	—	1,080	5,504	6,584	959	1991	Aug. 2011	25 yrs.
Pearl City, HI	3,450	—	5,141	502	—	—	5,643	5,643	1,188	1977	Aug. 2011	20 yrs.
Palm Springs, CA	2,000	1,019	2,131	257	—	1,019	2,388	3,407	364	1987	Sep. 2011	28 yrs.
Loves Park, IL	1,214	394	3,390	38	(139)	394	3,289	3,683	712	1997	Sep. 2011	20 yrs.
Mundelein, IL	747	535	1,757	44	—	535	1,801	2,336	393	1989	Sep. 2011	20 yrs.

CPA®:17 – Global 2015 10-K – 120

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2015
(in thousands)

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c)			Accumulated Depreciation (c)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Chicago, IL	3,158	1,049	5,672	183	(3)	1,049	5,852	6,901	825	1988	Sep. 2011	30 yrs.
Bakersfield, CA	2,500	1,068	2,115	93	464	1,068	2,672	3,740	392	1971	Nov. 2011	40 yrs.
Beaumont, CA	2,610	1,616	2,873	82	—	1,616	2,955	4,571	388	1992	Nov. 2011	40 yrs.
Victorville, CA	1,200	299	1,766	36	—	299	1,802	2,101	250	1990	Nov. 2011	40 yrs.
Victorville, CA	1,021	190	1,756	82	—	190	1,838	2,028	241	1990	Nov. 2011	40 yrs.
San Bernardino, CA	1,000	698	1,397	90	—	698	1,487	2,185	182	1989	Nov. 2011	40 yrs.
Peoria, IL	2,230	549	2,424	32	—	549	2,456	3,005	421	1990	Nov. 2011	35 yrs.
East Peoria, IL	1,775	409	1,816	45	—	409	1,861	2,270	297	1986	Nov. 2011	35 yrs.
Loves Park, IL	1,000	439	998	159	139	439	1,296	1,735	197	1978	Nov. 2011	35 yrs.
Hesperia, CA	888	648	1,377	79	—	648	1,456	2,104	199	1989	Dec. 2011	40 yrs.
Mobile, AL	1,966	1,078	3,799	13	—	1,078	3,812	4,890	1,371	1974	Jun. 2012	12 yrs.
Slidell, LA	2,389	620	3,434	32	—	620	3,466	4,086	571	1998	Jun. 2012	32 yrs.
Baton Rouge, LA	796	401	955	15	—	401	970	1,371	265	1980	Jun. 2012	18 yrs.
Baton Rouge, LA	2,115	820	3,222	94	—	820	3,316	4,136	681	1980	Jun. 2012	25 yrs.
Gulfport, MS	1,194	591	2,539	77	—	591	2,616	3,207	827	1977	Jun. 2012	15 yrs.
Cherry Valley, IL	1,775	1,076	1,763	13	—	1,076	1,776	2,852	421	1988	Jul. 2012	20 yrs.
Fayetteville, NC	3,120	1,677	3,116	30	—	1,677	3,146	4,823	452	2001	Sep. 2012	34 yrs.
Tampa, FL	3,800	599	6,273	66	—	599	6,339	6,938	503	1999	Nov. 2012	40 yrs.
St. Petersburg, FL	4,100	2,253	3,512	303	(1)	2,253	3,814	6,067	309	1990	Nov. 2012	40 yrs.
Palm Harbor, FL	7,100	2,192	7,237	141	—	2,192	7,378	9,570	631	2001	Nov. 2012	40 yrs.
Midland, TX	4,300	1,026	5,546	2	—	1,026	5,548	6,574	583	2008	Dec. 2012	20 yrs.
Midland, TX	5,830	2,136	6,665	6	—	2,136	6,671	8,807	675	2006	Dec. 2012	20 yrs.
Odessa, TX	3,970	975	4,924	7	—	975	4,931	5,906	516	2006	Dec. 2012	20 yrs.
Odessa, TX	5,400	1,099	6,510	5	—	1,099	6,515	7,614	692	2004	Dec. 2012	20 yrs.
Cathedral City, CA	1,399	—	2,275	2	—	—	2,277	2,277	242	1990	Mar. 2013	34 yrs.
Hilo, HI	3,965	296	4,996	—	—	296	4,996	5,292	324	2007	Jun. 2013	40 yrs.
Clearwater, FL	2,880	924	2,966	32	—	924	2,998	3,922	242	2001	Jul. 2013	32 yrs.

CPA®:17 – Global 2015 10-K – 121

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2015
(in thousands)

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c)			Accumulated Depreciation (c)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Winder, GA	415	546	30	7	—	546	37	583	5	2006	Jul. 2013	31 yrs.
Winder, GA	1,427	495	1,253	48	—	495	1,301	1,796	170	2001	Jul. 2013	25 yrs.
Orlando, FL	4,160	1,064	4,889	46	—	1,064	4,935	5,999	365	2000	Aug. 2013	35 yrs.
Palm Coast, FL	3,420	1,749	3,285	30	—	1,749	3,315	5,064	320	2001	Sep. 2013	29 yrs.
Holiday, FL	2,250	1,829	1,097	474	—	1,829	1,571	3,400	124	1975	Nov. 2013	23 yrs.
	$152,589	$66,066	$202,281	$7,178	$(4)	$66,066	$209,455	$275,521	$30,308
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

CPA®:17 – Global 2015 10-K – 122

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
NOTES TO SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
(in thousands)

	Reconciliation of Real Estate Subject to Operating Leases
	Years Ended December 31,
	2015	2014	2013
Beginning balance	$2,396,715	$2,402,315	$2,107,549
Additions	222,739	65,115	226,123
Improvements	9,450	3,554	8,970
Dispositions	—	(32,739)	—
Foreign currency translation adjustment	(99,252)	(124,536)	30,155
Reclassification from real estate under construction	129,225	83,006	29,518
Ending balance	$2,658,877	$2,396,715	$2,402,315

	Reconciliation of Accumulated Depreciation for Real Estate Subject to Operating Leases
	Years Ended December 31,
	2015	2014	2013
Beginning balance	$175,478	$129,051	$77,326
Depreciation expense	57,831	54,976	49,785
Foreign currency translation adjustment	(7,442)	(8,549)	1,940
Ending balance	$225,867	$175,478	$129,051

	Reconciliation of Operating Real Estate
	Years Ended December 31,
	2015	2014	2013
Beginning balance	$272,859	$283,370	$254,805
Additions	—	—	27,697
Improvements	2,662	2,047	1,369
Reclassification from real estate under construction	—	14,929	12,557
Dispositions	—	(27,487)	(13,058)
Ending balance	$275,521	$272,859	$283,370

	Reconciliation of Accumulated Depreciation for Operating Real Estate
	Years Ended December 31,
	2015	2014	2013
Beginning balance	$22,217	$15,354	$7,757
Depreciation expense	8,091	8,664	8,470
Dispositions	—	(1,801)	(873)
Ending balance	$30,308	$22,217	$15,354

At December 31, 2015, the aggregate cost of real estate that we and our consolidated subsidiaries own for federal income tax purposes was approximately $3.9 billion.

CPA®:17 – Global 2015 10-K – 123

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
SCHEDULE IV — MORTGAGE LOANS ON REAL ESTATE
December 31, 2015
(dollars in thousands)

	Interest Rate	Final Maturity Date	Fair Value	Carrying Amount
Description
Mezzanine loan — 127 West 23rd Manager, LLC	7.0%	Aug. 2016	$12,600	$12,600
Financing agreement — 1185 Broadway LLC	10.0%	Jul. 2016	31,444	31,444

CPA®:17 – Global 2015 10-K – 124

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
NOTES TO SCHEDULE IV — MORTGAGE LOANS ON REAL ESTATE
(in thousands)

	Reconciliation of Mortgage Loans on Real Estate
	Years Ended December 31,
	2015	2014	2013
Balance	$40,000	$40,000	$40,000
Additions	44,044	—	—
Repayment	(40,000)	—	—
Ending balance	$44,044	$40,000	$40,000

CPA®:17 – Global 2015 10-K – 125

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of December 31, 2015 at a reasonable level of assurance.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, we used criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we concluded that, as of December 31, 2015, our internal control over financial reporting is effective based on those criteria.

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

Item 9B. Other Information.

None.

CPA®:17 – Global 2015 10-K – 126

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

This information will be contained in our definitive proxy statement for the 2016 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 11. Executive Compensation.

This information will be contained in our definitive proxy statement for the 2016 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This information will be contained in our definitive proxy statement for the 2016 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

This information will be contained in our definitive proxy statement for the 2016 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

This information will be contained in our definitive proxy statement for the 2016 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

CPA®:17 – Global 2015 10-K – 127

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
3.1	Articles of Incorporation of Registrant	Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-11 (No. 333-140842) filed February 22, 2007

3.2	Articles of Amendment and Restatement of Corporate Property Associates 17 – Global Incorporated	Incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 filed December 14, 2007

3.3	Articles of Amendment of Corporate Property Associates 17 – Global Incorporated	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed January 29, 2013

3.4	Bylaws of Corporate Property Associates 17 – Global Incorporated	Incorporated by reference to Exhibit 3.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 filed December 14, 2007

4.1	Amended and Restated 2007 Distribution Reinvestment Plan	Incorporated by reference to Exhibit 4.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed May 15, 2015

10.1
Amended and Restated Agreement of Limited Partnership of CPA®:17 Limited Partnership dated January 1, 2015, by and among Corporate Property Associates 17 – Global Incorporated and W. P. Carey Holdings, LLC
Incorporated by reference to Exhibit 10.1 to Annual Report on Form 10-K for the year ended December 31, 2014 filed March 31, 2015

10.2	Amended and Restated Advisory Agreement dated as of January 1, 2015 among Corporate Property Associates 17 – Global Incorporated, CPA®:17 Limited Partnership and Carey Asset Management Corp.	Incorporated by reference to Exhibit 10.12 to Annual Report on Form 10-K for W. P. Carey Inc. for the year ended December 31, 2014 filed March 2, 2015

10.3	Amended and Restated Asset Management Agreement dated as of May 13, 2015, by and among Corporate Property Associates 17 – Global Incorporated, CPA®:17 Limited Partnership, and W. P. Carey & Co. B.V.	Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed May 15, 2015

10.4	Form of Indemnification Agreement with independent directors	Incorporated by reference to Exhibit 10.14 to Registration Statement on Form S-11 (No. 333-140842) filed on August 1, 2008

10.5
Credit Agreement, dated as of August 26, 2015, by and among Corporate Property Associates 17 — Global Incorporated, as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer; Bank of America, N.A., as Syndication Agent and L/C Issuer; the Other Lenders Party Hereto; J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Lead Arrangers and Joint Bookrunners; and Regions Bank, as Documentation Agent
Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 28, 2015

21.1	List of Registrant Subsidiaries	Filed herewith

23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

CPA®:17 – Global 2015 10-K – 128

Exhibit No.	Description	Method of Filing
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101
The following materials from Corporate Property Associates 17 – Global Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2015 and 2014, (ii) Consolidated Statements of Income for the years ended December 31, 2015, 2014, and 2013, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014, and 2013, (iv) Consolidated Statements of Equity for the years ended December 31, 2015, 2014, and 2013, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014, and 2013, (vi) Notes to Consolidated Financial Statements, (vii) Schedule II — Valuation and Qualifying Accounts, (viii) Schedule III — Real Estate and Accumulated Depreciation, (ix) Notes to Schedule III — Real Estate and Accumulated Depreciation, (x) Schedule IV — Mortgage Loans on Real Estate, and (xi) Notes to Schedule IV — Mortgage Loans on Real Estate.
Filed herewith

CPA®:17 – Global 2015 10-K – 129

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corporate Property Associates 17 – Global Incorporated
Date:	March 14, 2016
		By:	/s/ Hisham A. Kader
Hisham A. Kader
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark J. DeCesaris	Chief Executive Officer	March 14, 2016
Mark J. DeCesaris	(Principal Executive Officer)

/s/ Hisham A. Kader	Chief Financial Officer	March 14, 2016
Hisham A. Kader	(Principal Financial Officer)

/s/ ToniAnn Sanzone	Chief Accounting Officer	March 14, 2016
ToniAnn Sanzone	(Principal Accounting Officer)

/s/ Marshall E. Blume	Director	March 14, 2016
Marshall E. Blume

/s/ Elizabeth P. Munson	Director	March 14, 2016
Elizabeth P. Munson

/s/ Richard J. Pinola	Director	March 14, 2016
Richard J. Pinola

/s/ James D. Price	Director	March 14, 2016
James D. Price

CPA®:17 – Global 2015 10-K – 130

EXHIBIT INDEX

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
3.1	Articles of Incorporation of Registrant	Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-11 (No. 333-140842) filed February 22, 2007

3.2	Articles of Amendment and Restatement of Corporate Property Associates 17 – Global Incorporated	Incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 filed December 14, 2007

3.3	Articles of Amendment of Corporate Property Associates 17 – Global Incorporated	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed January 29, 2013

3.4	Bylaws of Corporate Property Associates 17 – Global Incorporated	Incorporated by reference to Exhibit 3.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 filed December 14, 2007

4.1	Amended and Restated 2007 Distribution Reinvestment Plan	Incorporated by reference to Exhibit 4.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed May 15, 2015

10.1
Amended and Restated Agreement of Limited Partnership of CPA®:17 Limited Partnership dated January 1, 2015, by and among Corporate Property Associates 17 – Global Incorporated and W. P. Carey Holdings, LLC
Incorporated by reference to Exhibit 10.1 to Annual Report on Form 10-K for the year ended December 31, 2014 filed March 31, 2015

10.2	Amended and Restated Advisory Agreement dated as of January 1, 2015 among Corporate Property Associates 17 – Global Incorporated, CPA®:17 Limited Partnership and Carey Asset Management Corp.	Incorporated by reference to Exhibit 10.12 to Annual Report on Form 10-K for W. P. Carey Inc. for the year ended December 31, 2014 filed March 2, 2015

10.3	Amended and Restated Asset Management Agreement dated as of May 13, 2015, by and among Corporate Property Associates 17 – Global Incorporated, CPA®:17 Limited Partnership, and W. P. Carey & Co. B.V.	Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed May 15, 2015

10.4	Form of Indemnification Agreement with independent directors	Incorporated by reference to Exhibit 10.14 to Registration Statement on Form S-11 (No. 333-140842) filed on August 1, 2008

10.5
Credit Agreement, dated as of August 26, 2015, by and among Corporate Property Associates 17 — Global Incorporated, as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer; Bank of America, N.A., as Syndication Agent and L/C Issuer; the Other Lenders Party Hereto; J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Lead Arrangers and Joint Bookrunners; and Regions Bank, as Documentation Agent
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

101
The following materials from Corporate Property Associates 17 – Global Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2015 and 2014, (ii) Consolidated Statements of Income for the years ended December 31, 2015, 2014, and 2013, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014, and 2013, (iv) Consolidated Statements of Equity for the years ended December 31, 2015, 2014, and 2013, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014, and 2013, (vi) Notes to Consolidated Financial Statements, (vii) Schedule II — Valuation and Qualifying Accounts, (viii) Schedule III — Real Estate and Accumulated Depreciation, (ix) Notes to Schedule III — Real Estate and Accumulated Depreciation, (x) Schedule IV — Mortgage Loans on Real Estate, and (xi) Notes to Schedule IV — Mortgage Loans on Real Estate.
Filed herewith