Form 10-Q
period 2016-03-31
Corporate Property Associates 17 - Global INC
filed 2016-05-09
CIK 1390213

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

or

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

Registrant has 341,807,055 shares of common stock, $0.001 par value, outstanding at April 29, 2016.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, or this Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of Part I of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. You should exercise caution in relying on forward-looking statements, as they involve known and unknown risks, uncertainties, and other factors that may materially affect our future results, performance, achievements, or transactions. Information on factors that could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the Securities and Exchange Commission, or the SEC, including but not limited to those described in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on March 15, 2016, or the 2015 Annual Report. Except as required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements.

All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements of the registrant in Part I, Item 1. Financial Statements (Unaudited).

CPA®:17 – Global 3/31/2016 10-Q – 1

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	March 31, 2016	December 31, 2015
Assets
Investments in real estate:
Real estate, at cost (inclusive of $341,297 and $336,386, respectively, attributable to variable interest entities, or VIEs)	$2,730,028	$2,658,877
Operating real estate, at cost	236,591	275,521
Accumulated depreciation (inclusive of $29,918 and $27,356, respectively, attributable to VIEs)	(272,829)	(256,175)
Net investments in properties	2,693,790	2,678,223
Real estate under construction	2,019	1,068
Assets held for sale	13,771	—
Net investments in direct financing leases (inclusive of $304,150 and $303,112, respectively, attributable to VIEs)	500,879	495,564
Net investments in real estate	3,210,459	3,174,855
Equity investments in real estate	513,199	514,147
Cash and cash equivalents (inclusive of $7,284 and $6,028, respectively, attributable to VIEs)	115,168	152,889
In-place lease and tenant relationship intangible assets, net (inclusive of $20,156 and $20,269, respectively, attributable to VIEs)	443,635	445,223
Other intangible assets, net (inclusive of $449 and $442, respectively, attributable to VIEs)	80,538	80,049
Other assets, net (inclusive of $70,093 and $66,654, respectively, attributable to VIEs)	270,770	246,027
Total assets	$4,633,769	$4,613,190
Liabilities and Equity
Liabilities:
Non-recourse debt, net (inclusive of $263,960 and $262,830, respectively, attributable to VIEs)	$1,954,408	$1,881,774
Senior Credit Facility, net	25,338	112,834
Accounts payable, accrued expenses and other liabilities (inclusive of $15,968 and $15,662, respectively, attributable to VIEs)	140,439	133,948
Deferred income taxes (inclusive of $11,938 and $10,675, respectively, attributable to VIEs)	26,854	24,929
Below-market rent and other intangible liabilities, net (inclusive of $729 and $722, respectively, attributable to VIEs)	95,947	96,701
Due to affiliates	9,934	13,634
Distributions payable	55,113	54,775
Total liabilities	2,308,033	2,318,595
Commitments and contingencies (Note 11)
Equity:
CPA®:17 – Global stockholders’ equity:
Preferred stock, $0.001 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 900,000,000 shares authorized; and 339,163,583 and 337,065,419 shares, respectively, issued and outstanding	339	337
Additional paid-in capital	3,058,386	3,037,727
Distributions in excess of accumulated earnings	(710,602)	(700,912)
Accumulated other comprehensive loss	(121,125)	(139,805)
Total CPA®:17 – Global stockholders’ equity	2,226,998	2,197,347
Noncontrolling interests	98,738	97,248
Total equity	2,325,736	2,294,595
Total liabilities and equity	$4,633,769	$4,613,190

See Notes to Consolidated Financial Statements.

CPA®:17 – Global 3/31/2016 10-Q – 2

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2016	2015
Revenues
Lease revenues:
Rental income	$71,254	$63,377
Interest income from direct financing leases	14,264	13,480
Total lease revenues	85,518	76,857
Other real estate income	12,817	11,838
Other operating income	7,131	7,761
Other interest income	1,760	2,294
	107,226	98,750
Operating Expenses
Depreciation and amortization	27,335	25,564
Property expenses	18,224	17,890
Other real estate expenses	4,823	4,641
General and administrative	4,466	4,843
Acquisition expenses	1,357	603
Impairment charges	—	567
	56,205	54,108
Other Income and Expenses
Equity in earnings of equity method investments in real estate	2,172	3,215
Other income and (expenses)	3,540	(3,394)
Interest expense	(24,611)	(22,025)
	(18,899)	(22,204)
Income before income taxes and gain on sale of real estate	32,122	22,438
Provision for income taxes	(1,903)	(791)
Income before gain on sale of real estate	30,219	21,647
Gain on sale of real estate, net of tax	25,398	2,197
Net Income	55,617	23,844
Net income attributable to noncontrolling interests (inclusive of Available Cash Distributions to a related party of $6,668, and $6,064, respectively)	(10,194)	(9,264)
Net Income Attributable to CPA®:17 – Global	$45,423	$14,580
Basic and Diluted Earnings Per Share	$0.13	$0.04
Basic and Diluted Weighted-Average Shares Outstanding	339,397,043	331,058,291

Distributions Declared Per Share	$0.1625	$0.1625

See Notes to Consolidated Financial Statements.

CPA®:17 – Global 3/31/2016 10-Q – 3

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2016	2015
Net Income	$55,617	$23,844
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	31,328	(88,730)
Change in net unrealized (loss) gain on derivative instruments	(11,744)	22,736
Change in unrealized gain on marketable securities	7	7
	19,591	(65,987)
Comprehensive Income (Loss)	75,208	(42,143)

Amounts Attributable to Noncontrolling Interests
Net income	(10,194)	(9,264)
Foreign currency translation adjustments	(911)	1,224
Comprehensive income attributable to noncontrolling interests	(11,105)	(8,040)
Comprehensive Income (Loss) Attributable to CPA®:17 – Global	$64,103	$(50,183)

See Notes to Consolidated Financial Statements.

CPA®:17 – Global 3/31/2016 10-Q – 4

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
Three Months Ended March 31, 2016 and 2015
(in thousands, except share and per share amounts)

	Total Outstanding Shares	Common Stock	Additional Paid-In Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Loss	Total CPA®:17 – Global Stockholders	Noncontrolling Interests	Total
Balance at January 1, 2016	337,065,419	$337	$3,037,727	$(700,912)	$(139,805)	$2,197,347	$97,248	$2,294,595
Shares issued, net of offering costs	2,676,842	3	26,017			26,020		26,020
Shares issued to affiliates	371,432	—	3,736			3,736		3,736
Contributions from noncontrolling interest						—	5	5
Distributions declared ($0.1625 per share)				(55,113)		(55,113)		(55,113)
Distributions to noncontrolling interests						—	(9,620)	(9,620)
Net income				45,423		45,423	10,194	55,617
Other comprehensive income (loss):
Foreign currency translation adjustments					30,417	30,417	911	31,328
Change in net unrealized loss on derivative instruments					(11,744)	(11,744)	—	(11,744)
Change in unrealized gain on marketable securities					7	7		7
Repurchase of shares	(950,110)	(1)	(9,094)			(9,095)		(9,095)
Balance at March 31, 2016	339,163,583	$339	$3,058,386	$(710,602)	$(121,125)	$2,226,998	$98,738	$2,325,736

Balance at January 1, 2015	328,480,839	$328	$2,955,440	$(567,806)	$(81,007)	$2,306,955	$78,442	2,385,397
Shares issued, net of offering costs	2,843,332	2	25,666			25,668		25,668
Shares issued to affiliates	481,838	1	4,630			4,631		4,631
Contributions from noncontrolling interests						—	—	—
Distributions declared ($0.1625 per share)				(53,921)		(53,921)		(53,921)
Distributions to noncontrolling interests						—	(8,513)	(8,513)
Net income				14,580		14,580	9,264	23,844
Other comprehensive income (loss):
Foreign currency translation adjustments					(87,506)	(87,506)	(1,224)	(88,730)
Change in net unrealized gain on derivative instruments					22,736	22,736	—	22,736
Change in unrealized gain on marketable securities					7	7		7
Balance at March 31, 2015	331,806,009	$331	$2,985,736	$(607,147)	$(145,770)	$2,233,150	$77,969	$2,311,119

See Notes to Consolidated Financial Statements.

CPA®:17 – Global 3/31/2016 10-Q – 5

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2016	2015
Cash Flows — Operating Activities
Net Cash Provided by Operating Activities	$54,152	$55,520
Cash Flows — Investing Activities
Proceeds from sale of real estate	46,381	—
Acquisitions of real estate and direct financing leases	(28,135)	(83,810)
Changes in investing restricted cash	(27,394)	4,880
Return of capital from equity investments in real estate	9,745	6,731
Capital contributions to equity investments in real estate	(3,364)	(25,566)
Capital expenditures on owned real estate	(3,161)	(3,047)
Value added taxes refunded in connection with acquisition of real estate	2,492	652
Payment of deferred acquisition fees to an affiliate	(1,363)	(2,676)
Funding for build-to-suit projects	(498)	(6,894)
Proceeds from repayment of debenture	108	632
Value added taxes paid in connection with acquisition of real estate	(5)	(14,714)
Funding of loans receivable	—	(42,600)
Net Cash Used in Investing Activities	(5,194)	(166,412)
Cash Flows — Financing Activities
Proceeds from Senior Credit Facility	25,693	—
Repayments of Senior Credit Facility	(113,854)	—
Proceeds from mortgage financing	69,188	17,041
Distributions paid	(54,775)	(53,378)
Proceeds from issuance of shares, net of issuance costs	26,019	25,670
Scheduled payments and prepayments of mortgage principal	(21,767)	(6,639)
Distributions to noncontrolling interests	(9,620)	(8,513)
Repurchase of shares	(9,095)	—
Payment of financing costs and mortgage deposits, net of deposits refunded	(1,079)	(270)
Changes in financing restricted cash	(455)	(1,087)
Contributions from noncontrolling interest	5	—
Net Cash Used in Financing Activities	(89,740)	(27,176)
Change in Cash and Cash Equivalents During the Period
Effect of exchange rate changes on cash	3,061	(8,396)
Net decrease in cash and cash equivalents	(37,721)	(146,464)
Cash and cash equivalents, beginning of period	152,889	275,719
Cash and cash equivalents, end of period	$115,168	$129,255

See Notes to Consolidated Financial Statements.

CPA®:17 – Global 3/31/2016 10-Q – 6

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

Substantially all of our assets and liabilities are held by CPA®:17 Limited Partnership, or the Operating Partnership, and at March 31, 2016, we owned 99.99% of general and limited partnership interests in the Operating Partnership. The remaining interest in the Operating Partnership is held by a subsidiary of WPC.

At March 31, 2016, our portfolio was comprised of full or partial ownership interests in 380 fully-occupied properties, substantially all of which were triple-net leased to 113 tenants, and totaled approximately 41 million square feet. In addition, our portfolio was comprised of full or partial ownership interests in 69 operating properties, including 68 self-storage properties and one hotel property, for an aggregate of approximately 5 million square feet. As opportunities arise, we may also make other types of commercial real estate-related investments.

We operate in two reportable business segments: Net Lease and Self-Storage. Our Net Lease segment includes our domestic and foreign investments in net-leased properties, whether they are accounted for as operating or direct financing leases. Our Self-Storage segment is comprised of our investments in self-storage properties. In addition, we have investments in loans receivable, commercial mortgage-backed securities, or CMBS, hotels, and other properties, which are included in our All Other category (Note 14).

Note 2. Basis of Presentation

Basis of Presentation

Our interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a fair statement of our consolidated financial position, results of operations, and cash flows in accordance with generally accepted accounting principles in the United States, or GAAP.

In the opinion of management, the unaudited financial information for the interim periods presented in this Report reflects all normal and recurring adjustments necessary for a fair statement of financial position, results of operations, and cash flows. Our interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2015, which are included in the 2015 Annual Report, as certain disclosures that would substantially duplicate those contained in the audited consolidated financial statements have not been included in this Report. Operating results for interim periods are not necessarily indicative of operating results for an entire year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in our consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

CPA®:17 – Global 3/31/2016 10-Q – 7

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

On January 1, 2016, we adopted the Financial Accounting Standards Board’s, or FASB’s, Accounting Standards Update, or ASU, 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, as described in the Recent Accounting Pronouncements section below, which amends the current consolidation guidance, including introducing a separate consolidation analysis specific to limited partnerships and other similar entities. When we obtain an economic interest in an entity, we evaluate the entity to determine if it should be deemed a variable interest entity, or VIE, and, if so, whether we are the primary beneficiary and are therefore required to consolidate the entity. We apply accounting guidance for consolidation of VIEs to certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Fixed price purchase and renewal options within a lease, as well as certain decision-making rights within a loan or joint-venture agreement, can cause us to consider an entity a VIE. Limited partnerships and other similar entities that operate as a partnership will be considered a VIE unless the limited partners hold substantive kick-out rights or participation rights. Significant judgment is required to determine whether a VIE should be consolidated. We review the contractual arrangements provided for in the partnership agreement or other related contracts to determine whether the entity is considered a VIE, and to establish whether we have any variable interests in the VIE. We then compare our variable interests, if any, to those of the other variable interest holders to determine which party is the primary beneficiary of the VIE based on whether the entity (i) has the power to direct the activities that most significantly impact the economic performance of the VIE and (ii) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. We performed this analysis on all of our subsidiary entities following the guidance in ASU 2015-02 to determine whether they qualify as VIEs and whether they should be consolidated or accounted for as equity investments in an unconsolidated venture. As a result of our assessment, at March 31, 2016, we considered 28 entities VIEs, 12 of which we consolidate, 14 of which we account for as an equity investment, and two of which we account for as loans receivable. As a part of this assessment, we determined that 15 entities that were previously classified as voting interest entities should now be classified as VIEs as of January 1, 2016 and therefore included in our VIE disclosures. However, there was no change in determining whether or not we consolidate these entities as a result of the new guidance. We elected to retrospectively adopt ASU 2015-02, which resulted in changes to our VIE disclosures within the consolidated balance sheets. There were no other changes to our consolidated balance sheets or results of operations for the periods presented.

At March 31, 2016, we had an investment in a tenancy-in-common interest in various underlying international properties. Consolidation of this investment is not required as such interest does not qualify as a VIE and does not meet the control requirement for consolidation. Accordingly, we account for this investment using the equity method of accounting. We use the equity method of accounting because the shared decision-making involved in a tenancy-in-common interest investment provides us with significant influence on the operating and financial decisions of this investment.

Additionally, we own interests in single-tenant net-leased properties leased to companies through noncontrolling interests in partnerships and limited liability companies that we do not control, but over which we exercise significant influence. We account for these investments under the equity method of accounting. At times, the carrying value of our equity investments may fall below zero for certain investments. We intend to fund our share of the jointly-owned investments’ future operating deficits should the need arise. However, we have no legal obligation to pay for any of the liabilities of such investments nor do we have any legal obligation to fund operating deficits. At March 31, 2016, none of our equity investments had carrying values below zero.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

During the year ended December 31, 2015, we determined that our presentation of common shares repurchased should be classified as a reduction to Common stock, for the par amount of the common shares repurchase and as a reduction to Additional paid-in capital for the excess over the amount allocated to common stock, as well as included as shares unissued within the consolidated financial statements. We previously classified common shares repurchased as Treasury stock in our consolidated financial statements. We repurchased 1,826,959 shares from inception through December 31, 2011, 1,818,685 shares in 2012, 1,918,540 shares in 2013, 2,798,365 shares in 2014, and 3,089,139 shares in the nine month period ended

CPA®:17 – Global 3/31/2016 10-Q – 8

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2015. We evaluated the impact of this correction on previously-issued financial statements and concluded that they were not materially misstated. In order to conform previously-issued financial statements to the current period, we elected to revise previously-issued financial statements the next time such financial statements are filed. The correction eliminates Treasury stock of $77.9 million as of March 31, 2015 and results in corresponding reductions of Common stock and Additional paid-in capital, but has no impact on total equity within the consolidated balance sheets as of March 31, 2015 and consolidated statements of equity for the three months ended March 31, 2015. The accompanying consolidated balance sheet as of December 31, 2014 and the consolidated statements of equity for the three months ended March 31, 2015 have been revised accordingly. In addition, we will revise the consolidated statements of equity for the periods ended June 30, 2015 and September 30, 2015, as those financial statements are presented in future filings. The misclassification had no impact on the previously-reported consolidated statements of income, consolidated statements of comprehensive income, or condensed consolidated statements of cash flows.

On January 1, 2016, we adopted ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30) as described in the Recent Accounting Pronouncements section below. ASU 2015-03 changes the presentation of debt issuance costs, which were previously recognized as an asset and requires that they be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. As a result of adopting this guidance, we reclassified $12.8 million of deferred financing costs, net from Other assets, net to Non-recourse debt, net and Term Loan as of December 31, 2015.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 does not apply to our lease revenues, but will apply to reimbursed tenant costs and revenues generated from our operating properties. Additionally, this guidance modifies disclosures regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09 for all entities by one year, beginning in 2018, with early adoption permitted but not before 2017, the original public company effective date. We are currently evaluating the impact of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810). ASU 2015-02 amends the current consolidation guidance, including modification of the guidance for evaluating whether limited partnerships and similar legal entities are VIEs or voting interest entities. The guidance does not amend the existing disclosure requirements for VIEs or voting interest model entities. The guidance, however, modified the requirements to qualify under the voting interest model. Under the revised guidance, ASU 2015-02 requires an entity to classify a limited liability company or a limited partnership as a VIE unless the partnership provides partners with either substantive kick-out rights or substantive participating rights over the managing member or general partner. Refer to the discussion in the Basis of Consolidation section above.

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30). ASU 2015-03 changes the presentation of debt issuance costs, which were previously recognized as an asset and requires that they be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. ASU 2015-03 does not affect the recognition and measurement guidance for debt issuance costs. ASU 2015-03 is effective for periods beginning after December 15, 2015, early adoption is permitted and retrospective application is required. We adopted ASU 2015-03 on January 1, 2016 and have disclosed the reclassification of our debt issuance costs in the Reclassifications section above.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805). ASU 2015-16 eliminates the requirement that an acquirer in a business combination account for measurement period adjustments retrospectively. Instead, an acquirer will recognize a measurement period adjustment during the period in which it determines the amount of the adjustment, including the effect on earnings of any amounts it would have recorded in previous periods if the accounting had been completed at the acquisition date. ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, early adoption is permitted and prospective application is required for adjustments that are identified after the effective date of this update. We elected to early adopt ASU 2015-16 and implemented the standard prospectively beginning July 1, 2015. The adoption and implementation of the standard did not have a material impact on our consolidated financial statements.

CPA®:17 – Global 3/31/2016 10-Q – 9

Notes to Consolidated Financial Statements (Unaudited)

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 outlines a new model for accounting by lessees, whereby their rights and obligations under substantially all leases, existing and new, would be capitalized and recorded on the balance sheet. For lessors, however, the accounting remains largely unchanged from the current model, with the distinction between operating and financing leases retained, but updated to align with certain changes to the lessee model and the new revenue recognition standard. The new standard also replaces existing sale-leaseback guidance with a new model applicable to both lessees and lessors. Additionally, the new standard requires extensive quantitative and qualitative disclosures. ASU 2016-02 is effective for U.S. GAAP public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years; for all other entities, the final lease standard will be effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early application will be permitted for all entities. The new standard must be adopted using a modified retrospective transition of the new guidance and provides for certain practical expedients. Transition will require application of the new model at the beginning of the earliest comparative period presented. We are evaluating the impact of the new standard and have not yet determined if it will have a material impact on our business or our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. ASU 2016-05 clarifies that a change in counterparty to a derivative contract in and of itself, does not require the dedesignation of a hedging relationship. ASU 2016-05 is effective for fiscal years beginning after December 15, 2016, including interim periods within those years. Early adoption is permitted and entities have the option of adopting this guidance on a prospective basis to new derivative contracts or on a modified retrospective basis. We elected to early adopt ASU 2-16-05 on January 1, 2016 on a prospective basis and there was no impact on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-07, Investments – Equity Method and Joint Ventures (Topic 323). ASU 2016-07 simplifies the transition to the equity method of accounting. ASU 2016-07 eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment. Instead the equity method of accounting will be applied prospectively from the date significant influence is obtained. The new standard should be applied prospectively for investments that qualify for the equity method of accounting in interim and annual periods beginning after December 15, 2016. Early adoption is permitted and we elected to early adopt this standard as of January 1, 2016. The adoption of this standard had no impact on our consolidated financial statements.

CPA®:17 – Global 3/31/2016 10-Q – 10

Notes to Consolidated Financial Statements (Unaudited)

Note 3. Agreements and Transactions with Related Parties

Transactions with Our Advisor

We have an advisory agreement with our Advisor whereby our Advisor performs certain services for us under a fee arrangement, including the identification, evaluation, negotiation, purchase, and disposition of real estate and related assets and mortgage loans; day-to-day management; and the performance of certain administrative duties. We also reimburse our Advisor for general and administrative duties performed on our behalf. The advisory agreement has a term of one year and may be renewed for successive one-year periods. We may terminate the advisory agreement upon 60 days’ written notice without cause or penalty.

The following tables present a summary of fees we paid, expenses we reimbursed, and distributions we made to our Advisor and other affiliates in accordance with the relevant agreements (in thousands):

	Three Months Ended March 31,
	2016	2015
Amounts Included in the Consolidated Statements of Income
Asset management fees	$7,482	$7,142
Available Cash Distributions	6,668	6,064
Personnel and overhead reimbursements	2,661	3,456
Acquisition expenses	1,223	430
Interest expense on deferred acquisition fees and loan from affiliate	63	73
	$18,097	$17,165
Acquisition Fees Capitalized
Personnel and overhead reimbursements	$61	$—
Current acquisition fees	14	2,434
Deferred acquisition fees	11	1,729
	$86	$4,163

The following table presents a summary of amounts included in Due to affiliates in the consolidated financial statements (in thousands):

	March 31, 2016	December 31, 2015
Due to Affiliates
Deferred acquisition fees, including interest	$4,644	$6,134
Reimbursable costs	2,759	3,150
Asset management fees payable	2,506	2,497
Accounts payable	13	6
Current acquisition fees	12	1,847
	$9,934	$13,634

CPA®:17 – Global 3/31/2016 10-Q – 11

Notes to Consolidated Financial Statements (Unaudited)

Acquisition and Disposition Fees

We pay our Advisor acquisition fees for structuring and negotiating investments and related mortgage financing on our behalf, a portion of which is payable upon acquisition of investments, with the remainder subordinated to the achievement of a preferred return, which is a non-compounded cumulative distribution of 5.0% per annum (based initially on our invested capital). Acquisition fees payable to our Advisor with respect to our long-term, net-lease investments are 4.5% of the total cost of those investments and are comprised of (i) a current portion of 2.5%, typically paid upon acquisition, and (ii) a deferred portion of 2.0%, typically paid over three years and subject to the 5.0% preferred return described above. The preferred return was achieved as of each of the cumulative periods from inception through March 31, 2016 and December 31, 2015. For certain types of non-long term net-lease investments, initial acquisition fees are between 1.0% and 1.75% of the equity invested plus the related acquisition fees, with no portion of the payment being deferred. Unpaid installments of deferred acquisition fees are included in Due to affiliates in the consolidated financial statements. Unpaid installments of deferred acquisition fees bear interest at an annual rate of 5.0%.

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

Asset Management Fees and Available Cash Distribution

As described in the advisory agreement, we pay our Advisor asset management fees that vary based on the nature of the underlying investment. We pay 0.5% per annum of average market value for long-term net leases and certain other types of real estate investments, and 1.5% to 1.75% per annum of average equity value for certain types of securities. Asset management fees are payable in cash or shares of our common stock at our option, after consultation with our Advisor. If our Advisor receives all or a portion of its fees in shares, the number of shares issued is determined by dividing the dollar amount of fees by our most recently published estimated net asset value per share, or NAV, which was $10.24 as of December 31, 2015. For the three months ended March 31, 2016, we paid our Advisor 50.0% of its asset management fees in cash and 50.0% in shares of our common stock. At March 31, 2016, our Advisor owned 10,776,417 shares, or 3.2% of our common stock. We also distribute to our Advisor, depending on the type of investments we own, up to 10.0% of the available cash of the Operating Partnership, referred to as the Available Cash Distribution, which is defined as cash generated from operations, excluding capital proceeds, as reduced by operating expenses and debt service, excluding prepayments and balloon payments. Asset management fees and Available Cash Distributions are included in Property expenses and Net income attributable to noncontrolling interests, respectively, in the consolidated financial statements.

Personnel and Overhead Reimbursements

Under the terms of the advisory agreement, our Advisor allocates a portion of its personnel and overhead expenses to us and the other publicly-owned, non-listed REITs that are managed by our Advisor, including Corporate Property Associates 18 – Global Incorporated, or CPA®:18 – Global; Carey Watermark Investors Incorporated, or CWI 1; and Carey Watermark Investors 2 Incorporated, or CWI 2; collectively referred to herein as the Managed REITs. Our Advisor allocates these expenses to us on the basis of our trailing four quarters of reported revenues in comparison to those of WPC and other entities managed by WPC and its affiliates.

We reimburse our Advisor for various expenses it incurs in the course of providing services to us. We reimburse certain third-party expenses paid by our Advisor on our behalf, including property-specific costs, professional fees, office expenses, and business development expenses. In addition, we reimburse our Advisor for the allocated costs of personnel and overhead in managing our day-to-day operations, including accounting services, stockholder services, corporate management, and property management and operations. We do not reimburse our Advisor for the cost of personnel if these personnel provide services for transactions for which our Advisor receives a transaction fee, such as acquisitions and dispositions. Under the advisory agreement currently in place, the amount of applicable personnel costs allocated to us is capped at 2.4% for 2015 and 2.2% for 2016 of pro rata lease revenues for each year. Beginning in 2017, the cap decreases to 2.0% of pro rata lease revenues for that year. Costs related to our Advisor’s legal transactions group are based on a schedule of expenses relating to services performed for different types of transactions, such as financings, lease amendments, and dispositions, among other categories, and includes 0.25% of the total investment cost of an acquisition. In general, personnel and overhead reimbursements are included in General and administrative expenses in the consolidated financial statements. However, we capitalize certain of the costs related to our Advisor’s legal transactions group if the costs relate to a transaction that is not considered to be a business combination.

CPA®:17 – Global 3/31/2016 10-Q – 12

Notes to Consolidated Financial Statements (Unaudited)

Excess Operating Expenses

Our Advisor is obligated to reimburse us for the amount by which our operating expenses exceeds the “2%/25% guidelines” (the greater of 2% of average invested assets or 25% of net income) as defined in the advisory agreement for any 12-month period, subject to certain conditions. Our operating expenses have not exceeded the amount that would require our Advisor to reimburse us.

Loans from WPC

In March 2015, our board of directors and the board of directors of WPC approved unsecured loans from WPC to us of up to $75.0 million, in the aggregate, at a rate equal to the rate at which WPC was able to borrow funds under its line of credit, for the purpose of facilitating acquisitions approved by our Advisor’s investment committee that we would not otherwise have had sufficient available funds to complete. All loans were made solely at the discretion of WPC’s management. The WPC line of credit was repaid in full and subsequently terminated in August 2015.

Jointly-Owned Investments and Other Transactions with Affiliates

At March 31, 2016, we owned interests ranging from 7% to 97% in jointly-owned investments, with the remaining interests held by affiliates or by third parties. We consolidate certain of these investments and account for the remainder under the equity method of accounting. We also owned an interest in a jointly-controlled tenancy-in-common interest in several properties, which we account for under the equity method of accounting (Note 6).

Note 4. Net Investments in Properties and Real Estate Under Construction

Real Estate

Real estate, which consists of land and buildings leased to others, at cost, and which are subject to operating leases, is summarized as follows (in thousands):

	March 31, 2016	December 31, 2015
Land	$574,324	$560,257
Buildings	2,155,704	2,098,620
Less: Accumulated depreciation	(245,314)	(225,867)
	$2,484,714	$2,433,010

The carrying value of our Real estate increased $43.0 million from December 31, 2015 to March 31, 2016, due to the weakening of the U.S. dollar relative to foreign currencies, particularly the euro, during the same period.

Acquisitions of Real Estate During 2016

During the three months ended March 31, 2016, we acquired the following investments, which were deemed to be business combinations because we assumed the existing leases on the properties, at a total cost of $21.5 million, including land of $3.1 million, buildings $17.1 million, and net lease intangibles of $1.3 million (Note 7).

•	$17.3 million for a student housing accommodation in Jacksonville, Florida on January 8, 2016; and

•	$4.2 million for an industrial facility in Houston, Texas on February 10, 2016.

In connection with these investments, we expensed acquisition-related costs and fees of $1.1 million, which are included in Acquisition expenses in the consolidated financial statements.

During the three months ended March 31, 2016, we capitalized $0.5 million of building improvements with existing tenants.

CPA®:17 – Global 3/31/2016 10-Q – 13

Notes to Consolidated Financial Statements (Unaudited)

Operating Real Estate

Operating real estate, which consists of our domestic self-storage operations, at cost, is summarized as follows (in thousands):

	March 31, 2016	December 31, 2015
Land	$57,510	$66,066
Buildings	179,081	209,455
Less: Accumulated depreciation	(27,515)	(30,308)
	$209,076	$245,213

During the three months ended March 31, 2016, we sold three self-storage properties. As a result, the carrying value of our Operating real estate decreased by $21.0 million from December 31, 2015 to March 31, 2016 (Note 13).

During the three months ended March 31, 2016, we capitalized $0.2 million of building improvements with existing tenants.

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

On April 24, 2014, upon the substantial repayment of the construction loan by the developer, we deconsolidated our investment in the hotel as it no longer met the criteria for consolidation, which was accounted for as a partial sale due to our purchase option. The related gain on sale of real estate was $14.6 million, of which $12.4 million, or 85%, we recognized during the three months ended June 30, 2014 and $2.2 million, or 15%, we deferred until the purchase option expired, in accordance with Accounting Standards Codification 360-20-40-3, Criteria for Recognizing Profit on Sales of Real Estate Under Full Accrual Method. We recognized the $2.2 million gain on sale of real estate during the three months ended March 31, 2015, after the option expired without being exercised on January 31, 2015.

Real Estate Under Construction

The following table provides the activity of our Real estate under construction (in thousands):

Three Months Ended
March 31, 2016
Beginning balance	$1,068
Capitalized funds	1,471
Placed into service	(484)
Foreign currency translation adjustments, building improvements, and other	(36)
Ending balance	$2,019

Capitalized Funds — During the three months ended March 31, 2016, total capitalized funds were primarily comprised of $0.5 million in construction draws related to one existing build-to-suit project, which was substantially completed as of March 31, 2016, and construction draws of $1.0 million for tenant allowance for an operating property.

Placed into Service — During the three months ended March 31, 2016, we placed into service one build-to-suit project totaling $0.5 million, which was substantially completed as of March 31, 2016.

Ending Balance — At March 31, 2016 and December 31, 2015, we had construction draws for a tenant allowance for an operating property.

The aggregate unfunded commitment on the remaining build-to-suit projects projects totaled approximately $1.8 million and $2.8 million at March 31, 2016 and December 31, 2015, respectively.

CPA®:17 – Global 3/31/2016 10-Q – 14

Notes to Consolidated Financial Statements (Unaudited)

Assets Held for Sale

Below is a summary of our properties held for sale (in thousands):

	March 31, 2016	December 31, 2015
Operating real estate, net	$13,771	$—
Assets held for sale	$13,771	$—

At March 31, 2016, we had five self-storage properties classified as Assets held for sale. On April 12, 2016, these properties were sold (Note 15). At December 31, 2015, we did not have any properties classified as Assets held for sale.

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

Net Investments in Direct Financing Leases

On February 10, 2016, we entered into a net lease financing transaction for an industrial facility in Houston, Texas for $4.2 million. In connection with this business combination, we expensed acquisition-related costs and fees of $0.3 million, which are included in Acquisition expenses in the consolidated financial statements.

Loans Receivable

127 West 23rd Manager, LLC — On February 3, 2015, we provided financing of $12.6 million to a subsidiary of 127 West 23rd Manager, LLC for the acquisition of a building in New York, New York that is intended to be developed as a hotel. The loan has an interest rate of 7% and was scheduled to mature on February 3, 2016. In connection with this transaction, during the three months ended March 31, 2015, we expensed acquisition-related costs and fees of $0.1 million, which are included in Acquisition expenses in the consolidated financial statements. On February 1, 2016, the loan was extended to August 1, 2016. At March 31, 2016, the balance of the loan receivable remained $12.6 million.

1185 Broadway LLC — On January 8, 2015, we provided a mezzanine loan of $30.0 million to a subsidiary of 1185 Broadway LLC for the development of a hotel on a parcel of land in New York, New York. The mezzanine loan is collateralized by an equity interest in a subsidiary of 1185 Broadway LLC. It has an interest rate of 10% and was scheduled to mature on January 8, 2016. In connection with this transaction, during the three months ended March 31, 2015, we expensed acquisition-related costs and fees of $0.3 million, which are included in Acquisition expenses in the consolidated financial statements. On January 4, 2016, the loan was extended to July 8, 2016. The agreement also contains rights to certain fees upon maturity and an equity interest in the underlying entity that has been recorded in Other assets, net in the consolidated financial statements. At March 31, 2016, the balance of the loan receivable including interest thereon was $31.5 million.

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

Credit Quality of Finance Receivables

We generally seek investments in facilities that we believe are critical to a tenant’s business and that we believe have a low risk of tenant default. At both March 31, 2016 and December 31, 2015, none of the balances of our finance receivables were past due and we had not established any allowances for credit losses. Additionally, there were no modifications of finance receivables during the three months ended March 31, 2016. We evaluate the credit quality of our finance receivables utilizing an internal five-point credit rating scale, with one representing the highest credit quality and five representing the lowest. The credit quality evaluation of our finance receivables was last updated in the first quarter of 2016.

CPA®:17 – Global 3/31/2016 10-Q – 15

Notes to Consolidated Financial Statements (Unaudited)

A summary of our finance receivables by internal credit quality rating is as follows (dollars in thousands):

	Number of Tenants / Obligors at		Carrying Value at
Internal Credit Quality Indicator	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
1	—	—	$—	$—
2	1	1	2,264	2,264
3	10	10	430,054	429,212
4	5	4	112,661	108,132
5	—	—	—	—
			$544,979	$539,608

At March 31, 2016 and December 31, 2015, Other assets, net included $0.4 million and $0.3 million, respectively, of accounts receivable related to amounts billed under our direct financing leases.

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

The following table presents Equity in earnings in equity method investments in real estate, which represents our proportionate share of the income or losses of these investments, as well as amortization of basis differences related to purchase accounting adjustments (in thousands):

	Three Months Ended March 31,
	2016	2015
Equity Earnings from Equity Investments:
Net Lease	$3,552	$3,717
Self-Storage	(394)	(439)
All Other	262	(8)
	3,420	3,270
Amortization of Basis Differences on Equity Investments:
Net Lease	(820)	196
Self-Storage	(39)	(39)
All Other	(389)	(212)
	(1,248)	(55)
Equity in earnings of equity method investments in real estate	$2,172	$3,215

CPA®:17 – Global 3/31/2016 10-Q – 16

Notes to Consolidated Financial Statements (Unaudited)

The following table sets forth our ownership interests in our equity investments in real estate and their respective carrying values, along with funding to developers for the acquisition, development, and construction of real estate, or ADC Arrangements, that are recorded as equity investments (dollars in thousands):

		Ownership Interest at	Carrying Value at
Lessee/Equity Investee	Co-owner	March 31, 2016	March 31, 2016	December 31, 2015
Net Lease:
C1000 Logistiek Vastgoed B.V. (a) (b)	WPC	85%	$61,040	$59,629
U-Haul Moving Partners, Inc. and Mercury Partners, LP (c)	WPC	12%	38,883	39,309
Bank Pekao S.A. (a) (c)	CPA®:18 – Global	50%	26,492	25,785
BPS Nevada, LLC (c) (d)	Third Party	15%	21,960	22,007
State Farm (c)	CPA®:18 – Global	50%	18,270	18,587
Apply Sørco AS (a)	CPA®:18 – Global	49%	16,203	15,170
Berry Plastics Corporation (c)	WPC	50%	15,596	16,094
Hellweg Die Prof-Baumärkte GmbH & Co. KG (referred to as Hellweg 2) (a) (c)	WPC	37%	12,723	12,212
Tesco plc (a) (c)	WPC	49%	12,099	11,849
Agrokor d.d. (referred to as Agrokor 5) (a) (c)	CPA®:18 – Global	20%	8,069	7,858
Eroski Sociedad Cooperativa – Mallorca (a)	WPC	30%	7,187	6,790
Dick’s Sporting Goods, Inc. (c)	WPC	45%	4,827	5,055
			243,349	240,345
Self-Storage:
Madison Storage NYC, LLC and Veritas Group IX-NYC, LLC (c) (e)	Third Party	85%	15,134	16,060
			15,134	16,060
All Other:
Shelborne Property Associates, LLC (c) (d) (f)	Third Party	33%	145,401	148,121
IDL Wheel Tenant, LLC (c) (d) (f)	Third Party	N/A	43,215	44,387
BG LLH, LLC (c) (d)	Third Party	7%	38,600	37,720
BPS Nevada, LLC - Preferred Equity (c) (g)	Third Party	N/A	27,500	27,514
			254,716	257,742
			$513,199	$514,147
__________

(a)	The carrying value of this investment is affected by the impact of fluctuations in the exchange rate of the applicable foreign currency.

(b)
This investment represents a tenancy-in-common interest, whereby the property is encumbered by debt for which we are jointly and severally liable. For this investment, the co-obligor is WPC and the amount due under the arrangement was approximately $75.0 million at March 31, 2016. Of this amount, $63.7 million represents the amount we agreed to pay and is included within the carrying value of this investment at March 31, 2016.

(c)	This investment is a VIE.

(d)	This investment is subject to the hypothetical liquidation at book value model.

(e)
The carrying value of this investment includes our 45% equity interest as well as a 40% indirect economic interest based upon certain contractual arrangements with our partner in this entity that enable or could require us to purchase their interest. On April 11, 2016 we purchased the remaining 15% equity interest in this investment.

(f)	Represents a domestic ADC Arrangement. There was no unfunded balance on the loan related to this investment at March 31, 2016.

(g)
This investment represents a preferred equity interest, which provides us with preferred rate of return between 8%-12% during 2015, and 12% during 2016 and thereafter until November 19, 2019, the date on which the preferred equity interest is redeemable.

CPA®:17 – Global 3/31/2016 10-Q – 17

Notes to Consolidated Financial Statements (Unaudited)

Aggregate distributions from our interests in other unconsolidated real estate investments were $13.0 million and $9.4 million for the three months ended March 31, 2016 and 2015, respectively. At March 31, 2016 and December 31, 2015, the unamortized basis differences on our equity investments were $25.3 million and $26.5 million, respectively.

As of March 31, 2016 and December 31, 2015, we had 14 unconsolidated VIEs. We do not consolidate these entities because we are not the primary beneficiary and the nature of our involvement in the activities of these entities does not give us power over decisions that significantly affect these entities’ economic performances. We account for our investments in these entities under the equity method. As of March 31, 2016 and December 31, 2015, the carrying amount of our investments in these entities was $428.8 million, and $432.6 million, respectively, and our maximum exposure to loss in these entities was limited to our investments in the entities.

Note 7. Intangible Assets and Liabilities

In connection with our acquisitions of properties, we have recorded net lease intangibles that are being amortized over periods ranging from three years to 53 years. In addition, we have several ground lease intangibles that are being amortized over periods of up to 94 years. In-place lease intangibles and tenant relationship intangibles are included in In-place lease and tenant relationship intangible assets, net in the consolidated financial statements. Above-market rent, below-market ground lease (as lessee) intangibles, and goodwill are included in Other intangible assets, net in the consolidated financial statements. Below-market rent and above-market ground lease (as lessor) intangibles are included in Below-market rent and other intangible liabilities, net in the consolidated financial statements.

In connection with our investment activity during the three months ended March 31, 2016, we recorded net lease intangibles comprised as follows (life in years, dollars in thousands):

	Weighted-Average Life	Amount
Amortizable Intangible Assets
In-place lease	19.7	$1,088
Above-market rent	20.0	221
		$1,309

Intangible assets, intangible liabilities, and goodwill are summarized as follows (in thousands):

	March 31, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable Intangible Assets
In-place lease and tenant relationship	$593,874	$(150,239)	$443,635	$588,858	$(143,635)	$445,223
Above-market rent	90,212	(22,017)	68,195	88,288	(20,405)	67,883
Below-market ground leases	12,409	(370)	12,039	12,184	(322)	11,862
	696,495	(172,626)	523,869	689,330	(164,362)	524,968
Unamortizable Intangible Assets
Goodwill	304	—	304	304	—	304
Total intangible assets	$696,799	$(172,626)	$524,173	$689,634	$(164,362)	$525,272

Amortizable Intangible Liabilities
Below-market rent	$(117,719)	$22,882	$(94,837)	$(116,952)	$21,364	$(95,588)
Above-market ground lease	(1,145)	35	(1,110)	(1,145)	32	(1,113)
Total intangible liabilities	$(118,864)	$22,917	$(95,947)	$(118,097)	$21,396	$(96,701)

CPA®:17 – Global 3/31/2016 10-Q – 18

Notes to Consolidated Financial Statements (Unaudited)

Net amortization of intangibles, including the effect of foreign currency translation, was $9.1 million and $9.4 million for the three months ended March 31, 2016 and 2015, respectively. Amortization of below-market rent and above-market rent intangibles is recorded as an adjustment to Rental income; amortization of below-market ground lease and above-market ground lease intangibles is included in Property expenses; and amortization of in-place lease and tenant relationship intangibles is included in Depreciation and amortization.

Note 8. Fair Value Measurements

The fair value of an asset is defined as the exit price, which is the amount that would either be received when an asset is sold or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance establishes a three-tier fair value hierarchy based on the inputs used in measuring fair value. These tiers are: Level 1, for which quoted market prices for identical instruments are available in active markets, such as money market funds, equity securities, and U.S. Treasury securities; Level 2, for which there are inputs other than quoted prices included within Level 1 that are observable for the instrument, such as certain derivative instruments including interest rate caps, interest rate swaps, foreign currency forward contracts, and foreign currency collars; and Level 3, for securities and other derivative assets that do not fall into Level 1 or Level 2 and for which little or no market data exists, therefore requiring us to develop our own assumptions.

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

We did not have any transfers into or out of Level 1, Level 2, and Level 3 measurements during the three months ended March 31, 2016 or 2015.

Our other financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands):

		March 31, 2016		December 31, 2015
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-recourse debt, net (a) (b)	3	$1,954,408	$2,017,467	$1,881,774	$1,937,459
CMBS (c)	3	3,096	8,755	2,765	8,739
___________

(a)	In accordance with ASU 2015-03, as of December 31, 2015 we reclassified deferred financing costs from Other assets, net to Non-recourse debt, net for the amount of $12.5 million (Note 2).

(b)
We determined the estimated fair value of these financial instruments using a discounted cash flow model that estimates the present value of the future loan payments by discounting such payments at current estimated market interest rates. The estimated market interest rates take into account interest rate risk and the value of the underlying collateral, which includes quality of the collateral, the credit quality of the tenant/obligor, and the time until maturity.

(c)
The carrying value of our CMBS is inclusive of impairment charges for the year ended December 31, 2015, as well as accretion related to the estimated cash flows expected to be received. There were no purchases, sales, or impairment charges recognized during the three months ended March 31, 2016.

CPA®:17 – Global 3/31/2016 10-Q – 19

Notes to Consolidated Financial Statements (Unaudited)

We estimated that our other financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values at both March 31, 2016 and December 31, 2015.

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

The following table presents information about our assets for which we recorded an impairment that were measured at fair value on a non-recurring basis (in thousands):

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
	Fair Value Measurements	Total Impairment Charges	Fair Value Measurements	Total Impairment Charges
Impairment Charges
CMBS	$—	$—	$954	$567

During the three months ended March 31, 2015, we incurred an other-than-temporary impairment charge on one tranche in our CMBS portfolio of $0.6 million to reduce its carrying value to its estimated fair value as a result of non-performance. The fair value measurement related to the impairment charge was derived from third-party appraisals, which were based on input from dealers, buyers, and other market participants, as well as updates on prepayments, losses, and delinquencies within our CMBS portfolio.

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

Derivative Financial Instruments

When we use derivative instruments, it is generally to reduce our exposure to fluctuations in interest rates and foreign currency exchange rate movements. We have not entered into, and do not plan to enter into, financial instruments for trading or speculative purposes. In addition to entering into derivative instruments on our own behalf, we may also be a party to derivative instruments that are embedded in other contracts and we may be granted common stock warrants by lessees when structuring lease transactions, which are considered to be derivative instruments. The primary risks related to our use of derivative instruments include a counterparty to a hedging arrangement defaulting on its obligation and a downgrade in the credit quality of a counterparty to such an extent that our ability to sell or assign our side of the hedging transaction is impaired. While we seek to mitigate these risks by entering into hedging arrangements with large financial institutions that we deem to be creditworthy, it is possible that our hedging transactions, which are intended to limit losses, could adversely affect our earnings.

CPA®:17 – Global 3/31/2016 10-Q – 20

Notes to Consolidated Financial Statements (Unaudited)

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

The following table sets forth certain information regarding our derivative instruments (in thousands):

Derivatives Designated as Hedging Instruments		Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
	Balance Sheet Location	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Foreign currency forward contracts	Other assets, net	$32,198	$41,850	$—	$—
Foreign currency collars	Other assets, net	—	4	—	—
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	—	—	(13,331)	(10,732)
Foreign currency collars	Accounts payable, accrued expenses and other liabilities	—	—	(519)	(109)
Derivatives Not Designated as Hedging Instruments
Stock warrants	Other assets, net	1,782	1,782	—	—
Swaption	Other assets, net	148	309	—	—
Total derivatives		$34,128	$43,945	$(13,850)	$(10,841)

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis on our consolidated financial statements. At both March 31, 2016 and December 31, 2015, no cash collateral had been posted or received for any of our derivative positions.

CPA®:17 – Global 3/31/2016 10-Q – 21

Notes to Consolidated Financial Statements (Unaudited)

The following tables present the impact of our derivative instruments in the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized on Derivatives in Other Comprehensive Loss (Effective Portion)
	Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationships	2016	2015
Foreign currency forward contracts	$(8,855)	$24,205
Interest rate swaps	(2,462)	(1,451)
Foreign currency collars	(395)	—

Derivatives in Net Investment Hedging Relationships (a)
Foreign currency forward contracts	(585)	188
Foreign currency collars	(15)	—
Total	$(12,312)	$22,942

		Amount of Gain (Loss) Reclassified from Other Comprehensive Loss into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified to Income	Three Months Ended March 31,
		2016	2015
Foreign currency forward contracts	Other income and (expenses)	$2,380	$3,129
Interest rate swaps	Interest expense	(1,801)	(2,284)
Total		$579	$845
__________

(a)
The effective portion of the change in fair value and the settlement of these contracts are reported in the foreign currency translation adjustment section of Other comprehensive income (loss) until the underlying investment is sold, at which time we reclassify the gain or loss to earnings.

Amounts reported in Other comprehensive income (loss) related to interest rate swaps will be reclassified to Interest expense as interest payments are made on our variable-rate debt. Amounts reported in Other comprehensive income (loss) related to foreign currency derivative contracts will be reclassified to Other income and (expenses) when the hedged foreign currency contracts are settled. At March 31, 2016, we estimated that an additional $4.5 million and $6.1 million will be reclassified as interest expense and as other expenses, respectively, during the next 12 months.

The following table presents the impact of our derivative instruments in the consolidated financial statements (in thousands):

		Amount of Gain (Loss) on Derivatives Recognized in Income
Derivatives Not in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended March 31,
		2016	2015
Swaption	Other income and (expenses)	$(161)	$(92)
Embedded credit derivatives	Other income and (expenses)	—	237
Stock warrants	Other income and (expenses)	—	(165)
Foreign currency forward contracts	Other income and (expenses)	—	(4)

Derivatives in Cash Flow Hedging Relationships
Interest rate swaps (a)	Interest expense	24	84
Foreign currency collar (a)	Interest expense	(4)	—
Total		$(141)	$60
__________

(a)	Relates to the ineffective portion of the hedging relationship.

CPA®:17 – Global 3/31/2016 10-Q – 22

Notes to Consolidated Financial Statements (Unaudited)

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

The interest rate swaps and swaption that our consolidated subsidiaries had outstanding at March 31, 2016 are summarized as follows (currency in thousands):

Interest Rate Derivatives	Number of Instruments	Notional Amount		Fair Value at March 31, 2016 (a)
Designated as Cash Flow Hedging Instruments
Interest rate swaps	14	233,117	USD	$(10,113)
Interest rate swaps	8	196,581	EUR	(3,218)
Not Designated as Hedging Instrument
Swaption	1	13,230	USD	148
				$(13,183)
__________

(a)	Fair value amount is based on the exchange rate of the euro at March 31, 2016, as applicable.

The interest rate swap that one of our unconsolidated jointly-owned investments had outstanding at March 31, 2016, which was designated as a cash flow hedge, is summarized as follows (currency in thousands):

Interest Rate Derivative	Ownership Interest in Investee at March 31, 2016	Number of Instruments	Notional Amount		Fair Value at March 31, 2016 (a)
Interest rate swap	85%	1	10,952	EUR	$(615)
__________

(a)	Fair value amount is based on the exchange rate of the euro at March 31, 2016.

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

In order to hedge certain of our foreign currency cash flow exposures, we enter into foreign currency forward contracts and collars. A foreign currency forward contract is a commitment to deliver a certain amount of currency at a certain price on a specific date in the future. A foreign currency collar consists of a written call option and a purchased put option to sell the foreign currency at a range of predetermined exchange rates. By entering into forward contracts and holding them to maturity, we are locked into a future currency exchange rate for the term of the contract. A foreign currency collar guarantees that the exchange rate of the currency will not fluctuate beyond the range of the options’ strike prices. Our foreign currency forward contracts and foreign currency collars have maturities of 78 months or less.

CPA®:17 – Global 3/31/2016 10-Q – 23

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the foreign currency derivative contracts we had outstanding and their designations at March 31, 2016 (currency in thousands):

Foreign Currency Derivatives	Number of Instruments	Notional Amount		Fair Value at March 31, 2016
Designated as Cash Flow Hedging Instruments
Foreign currency forward contracts	74	145,934	EUR	$28,585
Foreign currency zero-cost collars	2	15,100	EUR	(496)
Foreign currency forward contracts	16	11,529	NOK	161
Foreign currency zero-cost collars	3	2,000	NOK	(10)
Designated as Net Investment Hedging Instruments
Foreign currency forward contracts	8	940,952	JPY	3,366
Foreign currency forward contracts	4	6,090	NOK	86
Foreign currency zero-cost collar	1	2,500	NOK	(13)
				$31,679

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of any collateral received. No collateral was received as of March 31, 2016. At March 31, 2016, our total credit exposure was $30.7 million and the maximum exposure to any single counterparty was $11.6 million.

Some of the agreements with our derivative counterparties contain cross-default provisions that could trigger a declaration of default on our derivative obligations if we default, or are capable of being declared in default, on certain of our indebtedness. At March 31, 2016, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives that were in a net liability position was $15.2 million and $11.4 million at March 31, 2016 and December 31, 2015, respectively, which included accrued interest and any nonperformance risk adjustments. If we had breached any of these provisions at March 31, 2016 or December 31, 2015, we could have been required to settle our obligations under these agreements at their aggregate termination value of $16.2 million and $11.9 million, respectively.

Portfolio Concentration Risk

Concentrations of credit risk arise when a number of tenants are engaged in similar business activities or have similar economic risks or conditions that could cause them to default on their lease obligations to us. We regularly monitor our portfolio to assess potential concentrations of credit risk. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Portfolio Overview for more information about our portfolio concentration risk.

For the three months ended March 31, 2016, the following tenants represented 5% or more of our total revenues:

•	KBR, Inc. (8%);

•	A-American self-storage portfolio (7%);

•	The New York Times Company (7%);

•	Metro Cash & Carry Italia S.p.A. (6%); and

•	Agrokor d.d. (5%).

Note 10. Debt

Non-Recourse Debt, net

Non-recourse debt, net consists of mortgage notes payable, which are collateralized by the assignment of real estate properties with an aggregate carrying value of $2.9 billion at March 31, 2016 and $2.8 billion at December 31, 2015. At March 31, 2016, our mortgage notes payable bore interest at fixed annual rates ranging from 2.0% to 7.5% and variable contractual annual rates ranging from 1.3% to 6.1%, with maturity dates ranging from August 2016 to 2039.

CPA®:17 – Global 3/31/2016 10-Q – 24

Notes to Consolidated Financial Statements (Unaudited)

Financing Activity During 2016

During the three months ended March 31, 2016, we obtained three new non-recourse mortgage financings and completed two additional draw downs on already existing mortgage financings totaling $69.2 million, net of debt discounts of $0.6 million, with a weighted-average annual interest rate of 2.0% and term of 7.5 years, of which $12.0 million related to an investment acquired during the current year and $57.2 million related to investments acquired during prior years.

During the three months ended March 31, 2016, we repaid one non-recourse mortgage loan with an outstanding principal balance of $15.0 million and interest rate of 4.2%. This loan was defeased as part of the self-storage property disposition (Note 13) and had a remaining term to maturity of 6.7 years.
Senior Credit Facility

On August 26, 2015, we entered into a Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., as syndication agent, and a syndicate of other lenders, which we refer to herein as the Credit Agreement. The Credit Agreement was amended on March 31, 2016 to clarify the Restricted Payments covenant (see below), no other terms were changed. The Credit Agreement provides for a $200.0 million senior unsecured revolving credit facility, or the Revolver, and a $50.0 million delayed-draw term loan facility, or the Term Loan. We refer to the Revolver and the Term Loan together as the Senior Credit Facility, which has a maximum aggregate principal amount of $250.0 million and, subject to lender approval, an accordion feature of $250.0 million. The Senior Credit Facility is scheduled to mature on August 26, 2018, which may be extended by us for two 12-month periods.

The Senior Credit Facility provides for an annual interest rate of either (i) the Eurocurrency Rate or (ii) the Base Rate, in each case plus the Applicable Rate (each as defined in the Credit Agreement). With respect to the Revolver, the Applicable Rate on Eurocurrency loans and letters of credit ranges from 1.50% to 2.25% (based on the London Interbank Offered Rate, or LIBOR) and the Applicable Rate on Base Rate loans ranges from 0.50% to 1.25% (as defined in the Credit Agreement), depending on our leverage ratio. With respect to the Term Loan, the Applicable Rate on Eurocurrency loans and letters of credit ranges from 1.45% to 2.20% (based on LIBOR) and the Applicable Rate on Base Rate loans ranges from 0.45% to 1.20% (as defined in the Credit Agreement), depending on our leverage ratio. In addition, we pay a fee of either 0.15% or 0.30% on the unused portion of the Senior Credit Facility. If usage of the Senior Credit Facility is equal to or greater than 50% of the Aggregate Commitments, the Unused Fee Rate will be 0.15%, and if usage of the Senior Credit Facility is less than 50% of the Aggregate Commitments, the Unused Fee Rate will be 0.30%. In connection with the transaction, we incurred costs of $1.9 million, which are being amortized to interest expense over the remaining term of the Senior Credit Facility.

The following table presents a summary of our Senior Credit Facility (dollars in thousands):

	Interest Rate at March 31, 2016	Outstanding Balance at
Senior Credit Facility		March 31, 2016	December 31, 2015
Revolver:
Revolver - borrowing in U.S. dollars	LIBOR + 2.19%	$20,000	$112,834
Revolver - borrowing in euros	LIBOR + 1.75%	5,693	—
		$25,693	$112,834

At March 31, 2016, availability under the Senior Credit Facility was $224.3 million, including $174.3 million under the Revolver and $50.0 million under the Term Loan. The Revolver is used for the working capital needs of the Company and its subsidiaries as well as for other general corporate purposes.

We are required to ensure that the total Restricted Payments (as defined in the Credit Agreement) in an aggregate amount in any fiscal year does not exceed the amount of Restricted Payments required in order for us to (i) maintain our REIT status and (ii) avoid the payment of federal or state income or excise tax. Restricted Payments include quarterly dividends and the total amount of shares repurchased by us, if any, in excess of $100.0 million per year. In addition to placing limitations on dividend distributions and share repurchases, the Credit Agreement also stipulates certain customary financial covenants. We were in compliance with all such covenants at March 31, 2016.

CPA®:17 – Global 3/31/2016 10-Q – 25

Notes to Consolidated Financial Statements (Unaudited)

Scheduled Debt Principal Payments

Scheduled debt principal payments during the remainder of 2016, each of the next four calendar years following December 31, 2016, and thereafter through 2039 are as follows (in thousands):

Years Ending December 31,	Total
2016 (remainder)	$230,061
2017	352,160
2018 (a)	171,500
2019	39,008
2020	130,361
Thereafter through 2039	1,072,169
1,995,259
Deferred financing costs (b)	(12,851)
Unamortized discount, net	(2,662)
Total	$1,979,746
__________

(a)	Includes $25.7 million outstanding under our Senior Credit Facility, which is scheduled to mature on August 26, 2018, unless extended pursuant to its terms.

(b)	In accordance with ASU 2015-03, we reclassified deferred financing costs from Other assets, net to Non-recourse debt, net and Term Loan, net as of December 31, 2015 (Note 2).

Certain amounts in the table above are based on the applicable foreign currency exchange rate at March 31, 2016. The carrying value of our Non-recourse debt, net increased by $24.8 million from December 31, 2015 to March 31, 2016 due to the weakening of the U.S. dollar relative to foreign currencies, particularly the euro, during the same period.

Note 11. Commitments and Contingencies

At March 31, 2016, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations. See Note 4 for unfunded construction commitments.

CPA®:17 – Global 3/31/2016 10-Q – 26

Notes to Consolidated Financial Statements (Unaudited)

Note 12. Equity

Reclassifications Out of Accumulated Other Comprehensive Loss

The following tables present a reconciliation of changes in Accumulated other comprehensive loss by component for the periods presented (in thousands):

	Three Months Ended March 31, 2016
	Gains and Losses on Derivative Instruments	Gains and Losses on Marketable Securities	Foreign Currency Translation Adjustments	Total
Beginning balance	$28,200	$(77)	$(167,928)	$(139,805)
Other comprehensive (loss) income before reclassifications	(11,165)	7	31,328	20,170
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	1,801	—	—	1,801
Other income and (expenses)	(2,380)	—	—	(2,380)
Total	(579)	—	—	(579)
Net current-period Other comprehensive (loss) income	(11,744)	7	31,328	19,591
Net current-period Other comprehensive income attributable to noncontrolling interests	—	—	(911)	(911)
Ending balance	$16,456	$(70)	$(137,511)	$(121,125)

	Three Months Ended March 31, 2015
	Gains and Losses on Derivative Instruments	Gains and Losses on Marketable Securities	Foreign Currency Translation Adjustments	Total
Beginning balance	$7,311	$(106)	$(88,212)	$(81,007)
Other comprehensive income (loss) before reclassifications	23,581	7	(88,730)	(65,142)
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	2,284	—	—	2,284
Other income and (expenses)	(3,129)	—	—	(3,129)
Total	(845)	—	—	(845)
Net current-period Other comprehensive income (loss)	22,736	7	(88,730)	(65,987)
Net current-period Other comprehensive loss attributable to noncontrolling interests	—	—	1,224	1,224
Ending balance	$30,047	$(99)	$(175,718)	$(145,770)

Distributions Declared

During the first quarter of 2016, our board of directors declared a quarterly distribution of $0.1625 per share, which was paid on April 15, 2016 to stockholders of record on March 31, 2016, in the aggregate amount of $55.1 million.

CPA®:17 – Global 3/31/2016 10-Q – 27

Notes to Consolidated Financial Statements (Unaudited)

Note 13. Property Dispositions

From time to time, we may decide to sell a property. We have an active capital recycling program, with a goal of extending the average lease term through reinvestment, improving portfolio credit quality through dispositions and acquisitions of assets, increasing the asset criticality factor in our portfolio, and/or executing strategic dispositions of assets. We may decide to dispose of a property when it is vacant, tenants electing not to renew their leases, tenant insolvency, or lease rejection in the bankruptcy process. In such cases, we assess whether we can obtain the highest value from the property by selling it, as opposed to re-leasing it. We may also sell a property when we receive an unsolicited offer or negotiate a price for an investment that is consistent with our strategy for that investment. When it is appropriate to do so, we classify the property as an asset held for sale on our consolidated balance sheet.

Property Dispositions

The results of operations for properties that have been sold or classified as held for sale are included in the consolidated financial statements and are summarized as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Revenues	$1,646	$1,516
Expenses	(1,429)	(1,618)
Gain on sale of real estate	25,398	—
Loss on extinguishment of debt	(2,499)	—
Income (loss) from properties sold or classified as held for sale, net of income taxes	$23,116	$(102)

2016 — During the three months ended March 31, 2016, we sold three self-storage properties for total proceeds of $46.4 million, net of closing costs, and recognized a gain on this sale of $25.4 million. The proceeds from the sale were used to repay a non-recourse mortgage loan encumbering the properties with an outstanding principal balance of $15.0 million and premium, interest, and closing costs of $2.4 million at the time of the sale. Total revenues from these properties were $0.9 million for the three months ended March 31, 2016.

During the three months ended March 31, 2016, we entered into contracts to sell five self-storage properties for a total contract price of $25.6 million (Note 4). At March 31, 2016, these properties were classified as assets held for sale. On April 12, 2016, these properties were sold (Note 15).

2015 — In connection with the I Shops Partial Sale, we recognized a gain on sale of real estate of $14.6 million, of which $12.4 million, or 85%, we recognized during the year ended December 31, 2014 and $2.2 million, or 15%, we recognized during the three months ended March 31, 2015 (Note 4).

CPA®:17 – Global 3/31/2016 10-Q – 28

Notes to Consolidated Financial Statements (Unaudited)

Note 14. Segment Reporting

We operate in two reportable business segments: Net Lease and Self-Storage. Our Net Lease segment includes our domestic and foreign investments in net-leased properties, whether they are accounted for as operating or direct financing leases. Our Self-Storage segment is comprised of our investments in self-storage properties. In addition, we have our investments in loans receivable, CMBS, hotels, and other properties, which are included in our All Other category. The following tables present a summary of comparative results and assets for these business segments (in thousands):

	Three Months Ended March 31,
	2016	2015
Net Lease
Revenues	$93,405	$85,403
Operating expenses	(36,218)	(32,800)
Interest expense	(22,133)	(20,448)
Other income and expenses, excluding interest expense	2,756	3,746
Provision for income taxes	(1,775)	(544)
Gain on sale of real estate, net of tax	—	2,197
Net income attributable to noncontrolling interests	(3,526)	(3,200)
Income attributable to CPA®:17 – Global	$32,509	$34,354
Self-Storage
Revenues	$12,061	$11,048
Operating expenses	(7,862)	(8,121)
Interest expense	(1,892)	(1,877)
Other income and expenses, excluding interest expense	(2,932)	(478)
Provision for income taxes	(63)	(46)
Gain on sale of real estate, net of tax	25,398	—
Income attributable to CPA®:17 – Global	$24,710	$526
All Other
Revenues	$1,760	$2,299
Operating expenses	(35)	(1,109)
Interest expense	(3)	373
Other income and expenses, excluding interest expense	(95)	309
Provision for income taxes	(4)	(37)
Income attributable to CPA®:17 – Global	$1,623	$1,835
Corporate
Unallocated Corporate Overhead (a)	$(6,751)	$(16,071)
Net income attributable to noncontrolling interests – Available Cash Distributions	$(6,668)	$(6,064)
Total Company
Revenues	$107,226	$98,750
Operating expenses	(56,205)	(54,108)
Interest expense	(24,611)	(22,025)
Other income and expenses, excluding interest expense	5,712	(179)
Provision for income taxes	(1,903)	(791)
Gain on sale of real estate, net of tax	25,398	2,197
Net income attributable to noncontrolling interests	(10,194)	(9,264)
Income attributable to CPA®:17 – Global	$45,423	$14,580

CPA®:17 – Global 3/31/2016 10-Q – 29

Notes to Consolidated Financial Statements (Unaudited)

	Total Long-Lived Assets at		Total Assets at
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Net Lease	$3,230,922	$3,169,885	$3,966,739	$3,956,239
Self-Storage	238,077	261,273	244,881	269,081
All Other	254,659	257,844	306,484	309,288
Corporate	—	—	115,665	78,582
Total Company	$3,723,658	$3,689,002	$4,633,769	$4,613,190
___________

(a)
Included in unallocated corporate overhead are asset management fees, and general and administrative expenses, as well as interest expense and other charges related to our Senior Credit Facility. These expenses are calculated and reported at the portfolio level and not evaluated as part of any segment’s operating performance.

Note 15. Subsequent Events

Subsequent to March 31, 2016 and through the date of this Report, we disposed of five self-storage properties for a total purchase price of approximately $25.6 million.

CPA®:17 – Global 3/31/2016 10-Q – 30

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide the reader with information that will assist in understanding our financial statements and the reasons for changes in certain key components of our financial statements from period to period. Management’s Discussion and Analysis of Financial Condition and Results of Operations also provides the reader with our perspective on our financial position and liquidity, as well as certain other factors that may affect our future results. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the 2015 Annual Report.

Business Overview

As described in more detail in Item 1 of the 2015 Annual Report, we are a publicly-owned, non-listed REIT that invests primarily in commercial properties leased to companies both domestically and internationally. As opportunities arise, we also make other types of commercial real estate-related investments. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions, and other factors. We earn revenue principally by leasing the properties we own to single corporate tenants, primarily on a triple-net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, contractual rent adjustments, tenant defaults, sales of properties, and foreign currency exchange rates. We were formed in 2007 and are managed by our Advisor. We hold substantially all of our assets and conduct substantially all of our business through the Operating Partnership. We are the general partner of, and own 99.99% of the interests in, the Operating Partnership. The remaining interest in the Operating Partnership is held by a subsidiary of WPC.

Significant Developments

Net Asset Value

Our Advisor calculates our NAV annually as of year-end and has determined that our NAV was $10.24 as of December 31, 2015. Our Advisor calculates our NAV by relying in part on an estimate of the fair market value of our real estate provided by a third party, adjusted to give effect to the estimated fair value of mortgage loans encumbering our assets (also provided by a third party), as well as other adjustments. Our NAV is based on a number of variables, including individual tenant credits, lease terms, lending credit spreads, foreign currency exchange rates, and tenant defaults, among others. We do not control all of these variables and, as such, cannot predict how they will change in the future. For additional information on the calculation of our NAV as of December 31, 2015, please see our Current Report on Form 8-K dated on March 14, 2016.

Acquisitions, Dispositions, and Financing Activity

During the three months ended March 31, 2016, we acquired two investments for an aggregate amount of $27.1 million and sold three self-storage properties for total proceeds of $46.4 million, net of selling costs. Additionally, we obtained three new non-recourse mortgage financings and completed two additional drawdowns on already existing mortgage financings totaling $69.2 million.

Subsequent to March 31, 2016 and through the date of this Report, we disposed of five self-storage properties for a total purchase price of approximately $25.6 million.

Board of Directors Change

On March 17, 2016, our board of directors appointed Mark J. DeCesaris, our Chief Executive Officer and president, to serve as a member of the board of directors. Mr. DeCesaris is also Chief Executive Officer and director of WPC.

CPA®:17 – Global 3/31/2016 10-Q – 31

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

Portfolio Summary

	March 31, 2016	December 31, 2015
Number of net-leased properties	380	377
Number of operating properties (a)	69	72
Number of tenants (b)	113	111
Total square footage (in thousands) (c)	45,769	45,741
Occupancy (b)	99.81%	99.96%
Weighted-average lease term (in years) (b)	13.6	13.7
Number of countries	13	13
Total assets (in thousands) (d)	$4,633,769	$4,613,190
Net investments in real estate (in thousands) (d)	3,210,459	3,174,855

	Three Months Ended March 31,
	2016	2015
Acquisition volume — consolidated (in millions) (d) (e) (f)	$27.1	$129.0
Acquisition volume — pro rata (in millions) (c) (e) (f)	27.1	138.1
Financing obtained — consolidated (in millions) (d)	69.2	17.0
Financing obtained — pro rata (in millions) (c)	69.2	17.0
Average U.S. dollar/euro exchange rate (g)	1.1026	1.1272
Change in the CPI (h)	0.7%	0.6%
Change in the Harmonized Index of Consumer Prices (h)	(0.1)%	0.2%
__________

(a)
Operating properties are comprised of full or partial ownership interests in 68 self-storage properties, with an average occupancy of 90.4% at March 31, 2016; 71 self-storage properties, with an average occupancy of 90.6% at December 31, 2015; and one hotel, at each date, all of which are managed by third parties.

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

(g)
The average exchange rate for the U.S. dollar in relation to the euro decreased by approximately 2.2% during the three months ended March 31, 2016 as compared to the same period in 2015, resulting in a negative impact on earnings in the current year period for our euro-denominated investments.

(h)	Many of our lease agreements include contractual increases indexed to changes in the U.S. Consumer Price Index, or CPI, or similar indices.

CPA®:17 – Global 3/31/2016 10-Q – 32

Net-Leased Portfolio

The tables below represent information about our net-leased portfolio on a consolidated and pro rata basis and, accordingly, exclude all operating properties at March 31, 2016. See Terms and Definitions below for a description of pro rata amounts and ABR.

Top Ten Tenants by ABR
(in thousands, except percentages)

				Consolidated		Pro Rata
Tenant/Lease Guarantor	Property Type	Tenant Industry	Location	ABR	Percent	ABR	Percent
Metro Cash & Carry Italia S.p.A. (a)	Retail	Retail Stores	Germany; Italy	$27,790	9%	$27,790	8%
The New York Times Company	Office	Media: Advertising, Printing and Publishing	New York, NY	26,448	8%	14,546	4%
Agrokor d.d. (a)	Retail; Warehouse	Grocery	Croatia	22,276	7%	23,564	7%
General Parts, Inc.	Office; Warehouse	Retail Stores	Various U.S.	18,345	6%	18,345	5%
Lineage Logistics Holdings, LLC	Warehouse	Business Services	Various U.S.	14,024	4%	14,024	4%
KBR, Inc.	Office	Business Services	Houston, TX	13,786	4%	13,786	4%
Blue Cross and Blue Shield of Minnesota, Inc.	Office; Other	Insurance	Various MN	12,206	4%	12,206	3%
IDL Master Tenant, LLC	Retail	Retail Stores	Orlando, FL	10,290	3%	10,290	3%
Eroski Sociedad Cooperativa (a)	Retail; Warehouse	Grocery	Spain	9,334	3%	10,008	3%
FM Logistics (a)	Industrial; Warehouse	Cargo Transportation	Czech Republic; Poland; Slovakia	9,289	3%	9,289	2%
Total				$163,788	51%	$153,848	43%
__________

(a)	ABR amounts are subject to fluctuations in foreign currency exchange rates.

CPA®:17 – Global 3/31/2016 10-Q – 33

Portfolio Diversification by Geography
(in thousands, except percentages)

	Consolidated		Pro Rata
Region	ABR	Percent	ABR	Percent
United States
South	$65,942	20%	$71,503	20%
Midwest	59,207	18%	64,213	18%
East	55,599	17%	43,097	12%
West	28,820	9%	28,138	8%
United States Total	209,568	64%	206,951	58%

International
Italy	26,162	8%	26,162	7%
Croatia	22,276	7%	23,564	7%
Poland	21,364	7%	25,711	7%
Spain	17,397	5%	18,071	5%
Germany	10,747	3%	20,273	6%
United Kingdom	5,579	2%	5,579	2%
Other (a)	10,752	4%	28,282	8%
International Total	114,277	36%	147,642	42%

Total	$323,845	100%	$354,593	100%
__________

(a)	Consolidated includes ABR from tenants in the Netherlands, Czech Republic, Japan, and Slovakia. Pro rata includes ABR from tenants in the aforementioned countries plus Hungary and Norway.

Portfolio Diversification by Property Type
(in thousands, except percentages)

	Consolidated		Pro Rata
Property Type	ABR	Percent	ABR	Percent
Office	$100,595	31%	$98,629	28%
Retail	80,099	25%	91,447	26%
Warehouse	74,179	23%	90,774	26%
Industrial	51,582	16%	52,197	15%
Other (a)	17,390	5%	21,546	5%
Total	$323,845	100%	$354,593	100%
__________

(a)
Consolidated includes ABR from tenants with the following property types: learning center, sports facility, land, and residential. Pro rata includes ABR from tenants with the aforementioned property types plus self-storage.

CPA®:17 – Global 3/31/2016 10-Q – 34

Portfolio Diversification by Tenant Industry
(in thousands, except percentages)

	Consolidated		Pro Rata
Industry Type	ABR	Percent	ABR	Percent
Retail Stores	$87,997	27%	$101,240	29%
Business Services	37,512	12%	40,058	11%
Grocery	31,610	10%	48,558	14%
Media: Advertising, Printing, and Publishing	29,287	9%	17,385	5%
Capital Equipment	13,933	4%	13,933	4%
Cargo Transportation	13,301	4%	14,755	4%
Insurance	12,206	4%	15,825	4%
Consumer Services	12,092	4%	13,141	4%
Telecommunications	11,133	3%	11,157	3%
Automotive	10,633	3%	9,563	3%
Media: Broadcasting and Subscription	9,779	3%	9,779	3%
Non-Durable Consumer Goods	9,362	3%	7,336	2%
Hotel, Gaming, and Leisure	8,646	3%	8,688	2%
Beverage, Food, and Tobacco	8,566	3%	8,566	2%
Healthcare and Pharmaceuticals	7,228	2%	7,228	2%
Banking	4,611	1%	8,893	3%
Containers, Packing, and Glass	3,854	1%	7,509	2%
High Tech Industries	3,737	1%	2,621	1%
Other (a)	8,358	3%	8,358	2%
Total	$323,845	100%	$354,593	100%
__________

(a)
Includes ABR from tenants in the following industries: consumer transportation; aerospace and defense; construction and building; chemicals, plastics, and rubber; durable consumer goods; real estate; metals and mining; finance; and environmental industries.

CPA®:17 – Global 3/31/2016 10-Q – 35

Lease Expirations
(in thousands, except percentages and number of leases)

	Consolidated			Pro Rata
Year of Lease Expiration (a)	Number of Leases Expiring	ABR	Percent	Number of Leases Expiring	ABR	Percent
Remaining 2016 (b)	12	2,465	1%	12	855	—%
2017	5	670	—%	5	670	—%
2018	2	124	—%	5	148	—%
2019	5	2,481	1%	5	2,481	1%
2020	6	282	—%	6	282	—%
2021	7	2,070	1%	7	1,653	—%
2022	1	2,639	1%	2	4,091	1%
2023	2	76	—%	4	4,358	1%
2024	7	37,097	11%	11	30,722	9%
2025	17	24,779	8%	17	24,779	7%
2026	10	11,401	4%	16	23,247	7%
2027	22	30,190	9%	22	30,190	9%
2028	26	39,053	12%	28	43,271	12%
2029	4	6,349	2%	4	6,349	2%
Thereafter	59	164,169	50%	61	181,497	51%
Total	185	$323,845	100%	205	$354,593	100%
__________

(a)	Assumes tenant does not exercise renewal option.

(b)	Month-to-month leases are included in 2016 ABR.

Self-Storage Summary

Our self-storage properties had an average occupancy rate of 90.4% at March 31, 2016. As of March 31, 2016, our self-storage portfolio was comprised as follows (square footage in thousands):

State	Number of Properties	Square Footage
California	29	2,079
Illinois	13	900
Texas	5	437
Florida	4	261
Hawaii	4	259
Louisiana	3	196
Georgia	2	79
Alabama	1	130
North Carolina	1	80
Mississippi	1	61
Consolidated Total	63	4,482
New York (45% ownership interest)	5	284
Pro Rata Total (a)	68	4,766
__________

(a)	See Terms and Definitions below for a description of pro rata amounts.

CPA®:17 – Global 3/31/2016 10-Q – 36

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

Financial Highlights

(in thousands)

	Three Months Ended March 31,
	2016	2015
Total revenues	$107,226	$98,750
Net income attributable to CPA®:17 – Global	45,423	14,580

Cash distributions paid	54,775	53,378

Net cash provided by operating activities	54,152	55,520
Net cash used in investing activities	(5,194)	(166,412)
Net cash used in financing activities	(89,740)	(27,176)

Supplemental financial measures:
FFO attributable to CPA®:17 – Global (a)	57,110	46,334
MFFO attributable to CPA®:17 – Global (a)	48,875	46,660
Adjusted MFFO attributable to CPA®:17 – Global (a)	52,214	50,356
__________

(a)
We consider the performance metrics listed above, including Funds from operations, or FFO, Modified funds from operations, or MFFO, and Adjusted modified funds from operations, or Adjusted MFFO, which are supplemental measures that are not defined by GAAP, or non-GAAP measures, to be important measures in the evaluation of our results of operations and capital resources. We evaluate our results of operations with a primary focus on the ability to generate cash flow necessary to meet our objective of funding distributions to stockholders. See Supplemental Financial Measures below for our definitions of these non-GAAP measures and reconciliations to their most directly comparable GAAP measures.

Total revenues, Net income attributable to CPA®:17 – Global, FFO, MFFO, and Adjusted MFFO increased for the three months ended March 31, 2016 compared to the same period in 2015, primarily due to increased rental income driven by new acquisitions, partially offset by an increase in interest expense and a higher provision for current taxes. For Adjusted MFFO, this increase was partially offset by a decrease in hedging gains as a result of currency rate fluctuations in the current period (Note 4, Note 5). Net income attributable to CPA®:17 – Global for the three months ended March 31, 2016 also reflects a gain on sale of real estate of $25.4 million recognized on the sale of three self-storage properties during the period (Note 13).

CPA®:17 – Global 3/31/2016 10-Q – 37

Results of Operations

We evaluate our results of operations with a primary focus on our ability to generate cash flow necessary to meet our objectives of funding distributions to stockholders and increasing the value of our real estate investments. As a result, our assessment of operating results gives less emphasis to the effect of unrealized gains and losses, which may cause fluctuations in net income for comparable periods but have no impact on cash flows, and to other non-cash charges, such as depreciation and impairment charges.

The following table presents the comparative results of operations (in thousands):

	Three Months Ended March 31,
	2016	2015	Change
Revenues
Lease revenues	$85,518	$76,857	$8,661
Operating property revenues	12,817	11,838	979
Reimbursable tenant costs	6,722	7,505	(783)
Interest income and other	2,169	2,550	(381)
	107,226	98,750	8,476
Operating Expenses
Depreciation and amortization:
Net-leased properties	24,539	22,306	2,233
Operating properties	2,796	3,258	(462)
	27,335	25,564	1,771
Property expenses:
Asset management fees	7,482	7,142	340
Reimbursable tenant costs	6,722	7,505	(783)
Operating properties	5,073	4,858	215
Net-leased properties	3,770	3,026	744
	23,047	22,531	516
General and administrative	4,466	4,843	(377)
Acquisition expenses	1,357	603	754
Impairment charges	—	567	(567)
	56,205	54,108	2,097
Operating Income	51,021	44,642	6,379
Other Income and Expenses
Equity in earnings of equity method investments in real estate	2,172	3,215	(1,043)
Other income and (expenses)	3,540	(3,394)	6,934
Interest expense	(24,611)	(22,025)	(2,586)
	(18,899)	(22,204)	3,305
Income before income taxes and gain on sale of real estate	32,122	22,438	9,684
Provision for income taxes	(1,903)	(791)	(1,112)
Income before gain on sale of real estate	30,219	21,647	8,572
Gain on sale of real estate, net of tax	25,398	2,197	23,201
Net Income	55,617	23,844	31,773
Net income attributable to noncontrolling interests	(10,194)	(9,264)	(930)
Net Income Attributable to CPA®:17 – Global	$45,423	$14,580	$30,843
MFFO Attributable to CPA®:17 – Global	$48,875	$46,660	$2,215
Adjusted MFFO Attributable to CPA®:17 – Global	$52,214	$50,356	$1,858

CPA®:17 – Global 3/31/2016 10-Q – 38

Lease Composition and Leasing Activities

As of March 31, 2016, approximately 52.8% of our net leases, based on consolidated ABR, provide for adjustments based on formulas indexed to changes in the CPI, or similar indices for the jurisdiction in which the property is located, some of which have caps and/or floors. In addition, 45.1% of our net leases on that same basis have fixed rent adjustments, for which consolidated ABR is scheduled to increase by an average of 1.3% in the next 12 months. We own international investments and, therefore, lease revenues from these investments are subject to exchange rate fluctuations in various foreign currencies, primarily the euro.

The following discussion presents a summary of rents on existing properties arising from leases with new tenants and renewed leases with existing tenants for the periods presented and, therefore, does not include new acquisitions for our portfolio during the periods presented.

During the three months ended March 31, 2016, we signed four such leases totaling 205,475 square feet of leased space. Of these leases, two were with new tenants and two were extensions with existing tenants. The average new rent for these leases is $7.95 per square foot, compared to the average former rent of $7.62 per square foot. We provided aggregate tenant improvement allowances totaling $2.5 million on two of these leases.

CPA®:17 – Global 3/31/2016 10-Q – 39

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

	Three Months Ended March 31,
	2016	2015	Change
Existing Net-Leased Properties
Lease revenues	$75,299	$75,376	$(77)
Depreciation and amortization	(20,938)	(21,791)	853
Property expenses	(3,627)	(2,991)	(636)
Property level contribution	50,734	50,594	140
Recently Acquired Net-Leased Properties
Lease revenues	10,219	1,481	8,738
Depreciation and amortization	(3,601)	(515)	(3,086)
Property expenses	(143)	(35)	(108)
Property level contribution	6,475	931	5,544
Operating Properties
Revenues	11,171	10,322	849
Property expenses	(4,464)	(4,280)	(184)
Depreciation and amortization	(2,236)	(2,486)	250
Property level contribution	4,471	3,556	915
Properties Sold or Held for Sale
Revenues	1,646	1,516	130
Property expenses	(609)	(578)	(31)
Depreciation and amortization	(560)	(772)	212
Property level contribution	477	166	311
Total Property Level Contribution
Lease revenues	85,518	76,857	8,661
Property expenses	(3,770)	(3,026)	(744)
Operating property revenues	12,817	11,838	979
Operating property expenses	(5,073)	(4,858)	(215)
Depreciation and amortization	(27,335)	(25,564)	(1,771)
Property Level Contribution	62,157	55,247	6,910
Add other income:
Interest income and other	2,169	2,550	(381)
Less other expenses:
Asset management fees	(7,482)	(7,142)	(340)
General and administrative	(4,466)	(4,843)	377
Acquisition expenses	(1,357)	(603)	(754)
Impairment charges	—	(567)	567
Operating Income	$51,021	$44,642	$6,379

CPA®:17 – Global 3/31/2016 10-Q – 40

Existing Net-Leased Properties

Existing net-leased properties are those we acquired or placed into service prior to January 1, 2015. At March 31, 2016, we had 227 existing net-leased properties.

For the three months ended March 31, 2016, compared to the same period in 2015, property level contribution for existing net-leased properties remained substantially flat. Increases in lease revenues resulting from CPI-related rent increases were offset by rent decreases from lease restructurings.

Recently Acquired Net-Leased Properties

Recently acquired net-leased properties are those that we acquired or placed into service subsequent to December 31, 2014.

For the three months ended March 31, 2016, compared to the same period in 2015, property level contribution from recently acquired net-leased properties increased by $5.5 million, primarily due to an increase in lease revenues of $8.7 million as a result of new investments we acquired or placed into service during 2015 and 2016, partially offset by an increase in depreciation and amortization expense of $3.1 million.

Operating Properties

Other real estate operations represent primarily the results of operations, or revenues and operating expenses, of our 63 wholly-owned self-storage properties. All of our self-storage properties were acquired prior to January 1, 2015. Additionally, other real estate operations includes the results of operations of a parking garage attached to one of our existing net-leased properties.

For the three months ended March 31, 2016, compared to the same period in 2015, property level contribution from operating properties increased by $0.9 million, primarily due to an increase in the occupancy rate for our self-storage properties from 87.0% at March 31, 2015 to 90.4% at March 31, 2016.

Properties Sold or Held for Sale

During the three months ended March 31, 2016, we sold three self-storage properties that were previously classified as operating properties in the consolidated financial statements and had five self-storage properties classified as Assets held for sale as of March 31, 2016 (Note 15). For the three months ended March 31, 2016 and 2015, property level contribution from properties sold or held for sale was $0.5 million and $0.2 million, respectively.

Other Revenues and Expenses

Interest Income and Other

Interest income and other primarily consists of interest earned on our loans receivable and CMBS investments. For the three months ended March 31, 2016, compared to the same period in 2015, interest income and other decreased by $0.4 million, primarily because a loan receivable was repaid in December 2015 (Note 5).

Property Expenses — Asset Management Fees

For the three months ended March 31, 2016, compared to the same period in 2015, asset management fees increased by $0.3 million as a result of investments acquired since March 31, 2015 and an increase in the estimated fair market value of our real estate portfolio, both of which increased the asset base from which our Advisor earns a fee.

CPA®:17 – Global 3/31/2016 10-Q – 41

General and Administrative

For the three months ended March 31, 2016, compared to the same period in 2015, general and administrative expenses decreased by $0.4 million, primarily due to a decrease in reimbursable overhead and compensation of $0.9 million, offset by an increase in investor relations expenses of $0.4 million.

Acquisition Expenses

Acquisition expenses represent direct costs incurred to acquire properties in transactions that are accounted for as business combinations, whereby such costs are required to be expensed as incurred (Note 4).

For the three months ended March 31, 2016, compared to the same period in 2015, acquisition expenses increased by $0.8 million, primarily due to an increase in the number of business combinations we entered into during the three months ended March 31, 2016, compared to the same period in 2015.

Impairment Charges

During the three months ended March 31, 2015, we incurred an other-than-temporary impairment charge of $0.6 million on one tranche in our CMBS portfolio in order to reduce its carrying value to its estimated fair value as a result of non-performance.

CPA®:17 – Global 3/31/2016 10-Q – 42

Equity in Earnings of Equity Method Investments in Real Estate

Equity in earnings of equity method investments in real estate is recognized in accordance with the investment agreement for each of our equity method investments and, where applicable, based upon an allocation of the investment’s net assets at book value as if the investment were hypothetically liquidated at the end of each reporting period. Further details about our equity method investments are discussed in Note 6. The following table presents the details of our Equity in earnings of equity method investments in real estate (in thousands):

	Three Months Ended March 31,
Lessee	2016	2015
Net Lease:
Hellweg Die Profi-Baumärkte GmbH & Co. KG (referred to as Hellweg 2) (a)	$106	$970
C1000 Logistiek Vastgoed B.V.	819	707
U-Haul Moving Partners, Inc. and Mercury Partners, LP	614	596
Berry Plastics Corporation	416	407
BPS Nevada, LLC	(47)	385
State Farm	186	212
Bank Pekao S.A.	182	271
Tesco plc	137	180
Eroski Sociedad Cooperativa — Mallorca	162	161
Apply Sørco AS	44	45
Agrokor d.d. (referred to as Agrokor 5)	83	(48)
Dick’s Sporting Goods, Inc.	30	27
	2,732	3,913
Self-Storage:
Madison Storage NYC, LLC and Veritas Group IX-NYC, LLC	(433)	(478)
	(433)	(478)
All Other:
BG LLH, LLC (b)	879	(1,366)
IDL Wheel Tenant, LLC (c)	(1,172)	—
BPS Nevada, LLC - Preferred Equity	794	451
Shelborne Property Associates, LLC (d)	(628)	695
	(127)	(220)
Total equity in earnings of equity method investments in real estate	$2,172	$3,215
__________

(a)
The decrease in income primarily relates to the recognition of tax benefits as an outcome of the tax audits for the prior years. The lower tax assessments for 2013 led to a tax benefit adjustment during the three months ended March 31, 2015.

(b)
Income for the three months ended March 31, 2016 was comprised of our share of a bargain purchase gain recorded by the investment, which was offset by our share of losses. This investment operated at a loss during the three months ended March 31, 2015.

(c)	This build-to-suit investment was placed into service in May 2015 and operated at a loss for the three months ended March 31, 2016.

(d)
This investment has operated at a loss each year. Variances between the three months ended March 31, 2016 and 2015 are primarily due to capital contributions from our partners to partially fund cumulative losses that had previously been recognized on our investment as a result of applying the hypothetical liquidation book value model. The decrease in equity earnings recognized in the three months ended March 31, 2016 as compared to the same period in 2015 was primarily because we were required to absorb more losses during the three months ended March 31, 2016 since the other partners’ capital balances were reduced to zero.

CPA®:17 – Global 3/31/2016 10-Q – 43

Other Income and (Expenses)

Other income and (expenses) primarily consists of gains and losses on foreign currency transactions, derivative instruments, and extinguishment of debt. We make intercompany loans to a number of our foreign subsidiaries, most of which do not have the U.S. dollar as their functional currency.  Remeasurement of foreign currency intercompany transactions that are scheduled for settlement, consisting primarily of accrued interest and short term loans, are included in the determination of net income. We also recognize gains or losses on foreign currency transactions when we repatriate cash from our foreign investments or hold foreign currencies in entities with a U.S. dollar currency designation. In addition, we have certain derivative instruments, including common stock warrants and foreign currency contracts, that are not designated as hedges for accounting purposes, for which realized and unrealized gains and losses are included in earnings. The timing and amount of such gains or losses cannot always be estimated and are subject to fluctuation.

For the three months ended March 31, 2016, we recognized net other income of $3.5 million, which was primarily comprised of realized and unrealized foreign currency transaction gains related to our international investments of $3.8 million and gains recognized on derivatives of $2.2 million, partially offset by a loss recognized on the extinguishment of debt of $2.5 million related to the repayment of a non-recourse mortgage loan during the three months ended March 31, 2016 (Note 10).

For the three months ended March 31, 2015, we recognized net other expenses of $3.4 million, which was primarily comprised of realized and unrealized foreign currency transaction losses related to our international investments of $6.8 million, partially offset by gains recognized on derivatives of $3.1 million.

Gain on Sale of Real Estate, Net of Tax

During the three months ended March 31, 2016, we recognized a gain on sale of real estate, net of tax, of $25.4 million as a result of the sale of three self-storage properties. During the three months ended March 31, 2015, we recognized a deferred gain on sale of real estate, net of tax, of $2.2 million as a result of the partial sale related to I Shops LLC which occurred in 2014 (Note 4).

Net Income Attributable to Noncontrolling Interests

For the three months ended March 31, 2016, compared to the same period in 2015, net income attributable to noncontrolling interests increased by $0.9 million, primarily due to an increase of $0.6 million in the Available Cash Distribution paid to our Advisor as a result of our investment activity since March 31, 2015.

Net Income Attributable to CPA®:17 – Global

For the three months ended March 31, 2016, compared to the same period in 2015, net income attributable to CPA®:17 – Global increased by $30.8 million, primarily due to a gain on sale of real estate of $25.4 million recognized on the sale of three self-storage properties during the three months ended March 31, 2016 (Note 13).

Modified Funds from Operations and Adjusted Modified Funds from Operations

MFFO and Adjusted MFFO are a non-GAAP measures that we use to evaluate our business. For definitions of MFFO and Adjusted MFFO, and retrospective reconciliations to net income attributable to CPA®:17 – Global, see Supplemental Financial Measures below.

For the three months ended March 31, 2016, compared to the same period in 2015, MFFO and Adjusted MFFO increased by $2.2 million and $1.9 million, respectively, primarily due to increased rental income driven by new acquisitions, offset by an increase in interest expense and a higher provision for current taxes. For Adjusted MFFO, this increase was offset by a decrease in gains resulting from the settlement of hedges in the current period (Note 4, Note 5).

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

CPA®:17 – Global 3/31/2016 10-Q – 44

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

Sources and Uses of Cash During the Period

We expect to continue to invest in a diversified portfolio of income-producing commercial properties and other real estate-related assets. We use the cash flow generated from our investments primarily to meet our operating expenses, service debt, and fund distributions to our stockholders. Our cash flows will fluctuate periodically due to a number of factors, which may include, among other things, the timing of purchases and sales of real estate; the timing of the receipt of the proceeds from, and the repayment of, non-recourse mortgage loans and the receipt of lease revenues; whether our Advisor receives fees in shares of our common stock or cash, or a combination of both (as elected by our board of directors after consultation with our Advisor); the timing and characterization of distributions received from equity investments in real estate; the timing of payments of the Available Cash Distribution to our Advisor; and changes in foreign currency exchange rates. Despite these fluctuations, we believe our net leases and other real estate-related assets will generate sufficient cash from operations and from equity distributions in excess of equity income in real estate to meet our normal recurring short-term and long-term liquidity needs. We may also use existing cash resources, the proceeds of non-recourse mortgage loans, unused capacity under our Senior Credit Facility, and the issuance of additional equity securities to meet these needs. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the period are described below.

Operating Activities — Net cash provided by operating activities decreased by $1.4 million during the three months ended March 31, 2016 as compared to the same period in 2015, primarily due to $2.4 million of defeasance fees and costs paid, partially offset by an increase in operating cash flow generated from investments acquired after March 31, 2015.

Investing Activities — Our investing activities are generally comprised of real estate-related transactions, payment of deferred acquisition fees to our Advisor related to asset acquisitions, and capitalized property-related costs.

During the three months ended March 31, 2016, we sold three self-storage properties for net proceeds of $46.4 million, net of selling costs. We used $28.1 million to acquire two real estate investments and $3.2 million to invest in capital expenditures for owned real estate (Note 4, Note 5). We received $9.7 million as a return of capital from our equity investments in real estate and had net cash outflows of $27.4 million related to the change in restricted cash.

Financing Activities — During the three months ended March 31, 2016, we paid distributions to our stockholders related to the fourth quarter of 2015 totaling $54.8 million, which were comprised of cash distributions of $28.8 million and distributions that were reinvested in shares of our common stock by stockholders through our distribution reinvestment and stock purchase plan of $26.0 million. Our gross borrowings under our Senior Credit Facility were $25.7 million and repayments were $113.9 million. We received $69.2 million in proceeds from non-recourse mortgage financings related to new and existing investments (Note 10). We made scheduled and unscheduled mortgage principal installments totaling $21.8 million and paid distributions of $9.6 million to affiliates that hold noncontrolling interests in various investments jointly-owned with us.

Distributions

Our objectives are to generate sufficient cash flow over time to provide stockholders with distributions and to seek investments with potential for capital appreciation throughout varying economic cycles. During the three months ended March 31, 2016, we declared distributions to our stockholders totaling $55.1 million, which were comprised of $29.0 million of cash distributions and $26.1 million of distributions reinvested in our shares by stockholders through our distribution reinvestment and stock purchase plan, which were paid on April 15, 2016 to stockholders of record on March 31, 2016. We funded all of these distributions from Net cash provided by operating activities. Since inception, we have funded 99% of our cumulative distributions from Net cash provided by operating activities, with the remaining 1%, or $14.6 million, being funded primarily from proceeds of our public offerings and, to a lesser extent, other sources. In determining our distribution policy during the periods in which we are investing capital, we place primary emphasis on projections of cash flow from operations, together with cash distributions from our unconsolidated investments, rather than on historical results of operations (though these and other factors may be a part of our consideration). Thus, in setting a distribution rate, we focus primarily on expected returns from those investments we have already made, as well as our anticipated rate of return from future investments, to assess the sustainability of a particular distribution rate over time.

CPA®:17 – Global 3/31/2016 10-Q – 45

Redemptions

We maintain a quarterly redemption program pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from stockholders seeking liquidity. During the three months ended March 31, 2016, we received 263 requests to redeem 954,111 shares of our common stock pursuant to our redemption plan, most of which were redeemed during the same period. The weighted-average price per share at which the shares were redeemed was $9.56, which is net of redemptions fees, and totaled $9.1 million. During the three months ended March 31, 2015, we received requests to redeem 453,891 shares of common stock pursuant to our redemption plan, all of which were redeemed during the second quarter of 2015. The weighted-average price per share at which these shares were redeemed was $9.22, which is net of redemption fees, and totaled $4.2 million.

Summary of Financing

The table below summarizes our non-recourse debt and Senior Credit Facility (dollars in thousands):

	March 31, 2016	December 31, 2015 (a)
Carrying Value
Fixed rate	$1,270,850	$1,266,087
Variable rate:
Senior Credit Facility	25,338	112,834
Non-recourse debt:
Amount subject to interest rate swaps	429,810	412,074
Floating interest rate mortgage loans	217,980	167,825
Amount of fixed rate debt subject to interest rate reset features	35,768	35,788
	683,558	615,687
	$1,979,746	$1,994,608
Percent of Total Debt
Fixed rate	64%	63%
Variable rate	36%	37%
	100%	100%
Weighted-Average Interest Rate at End of Period
Fixed rate	5.1%	5.3%
Variable rate (b)	3.7%	4.0%
__________

(a)	In accordance with ASU 2015-03, we reclassified deferred financing costs from Other assets, net to Non-recourse debt, net and Term Loan as of December 31, 2015 (Note 2).

(b)	The impact of our derivative instruments is reflected in the weighted-average interest rates.

Cash Resources

At March 31, 2016, our cash resources consisted primarily of cash and cash equivalents totaling $115.2 million. Of this amount, $47.0 million, at then-current exchange rates, was held in foreign subsidiaries, but we could be subject to restrictions or significant costs should we decide to repatriate these amounts. We also had our Senior Credit Facility with unused capacity of $224.3 million, as well as unleveraged properties that had an aggregate carrying value of $297.0 million at March 31, 2016 (although there can be no assurance that we would be able to obtain financing for these properties). Our cash resources may be used for future investments and can be used for working capital needs, other commitments, and distributions to our stockholders.

CPA®:17 – Global 3/31/2016 10-Q – 46

Cash Requirements

During the next 12 months, we expect that our cash requirements will include payments to acquire new investments; funding capital commitments such as build-to-suit projects and ADC Arrangements; paying distributions to our stockholders and to our affiliates that hold noncontrolling interests in entities we control; making share repurchases pursuant to our quarterly redemption program; and making scheduled mortgage loan principal payments and repayments of borrowings under our Revolver; as well as other normal recurring operating expenses. Balloon payments totaling $345.0 million and $116.5 million on our consolidated and unconsolidated mortgage loan obligations, respectively, are also due during the next 12 months. Our Advisor is actively seeking to refinance certain of these loans, although there can be no assurance that it will be able to do so on favorable terms, if at all. Capital and other lease commitments totaling $8.7 million are expected to be funded during the next 12 months. We expect to fund future investments, capital commitments, any capital expenditures on existing properties, scheduled and unscheduled debt payments on our mortgage loans, and repayments of borrowings under our Revolver through the use of our cash reserves, cash generated from operations, and proceeds from financings and assets sales.

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements, and other contractual obligations (primarily our capital commitments and lease obligations) at March 31, 2016, and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Non-recourse debt — principal (a)	$1,969,566	$374,437	$372,917	$297,964	$924,248
Senior Credit Facility — principal (b)	25,693	—	25,693	—	—
Deferred acquisition fees — principal	6,480	4,002	2,478	—	—
Interest on borrowings and deferred acquisition fees	427,790	88,965	132,611	111,066	95,148
Capital commitments (c)	8,387	6,357	2,030	—	—
Operating and other lease commitments (d)	75,540	2,342	5,787	5,525	61,886
Asset retirement obligations, net (e)	25,782	—	—	—	25,782
	$2,539,238	$476,103	$541,516	$414,555	$1,107,064
__________

(a)	Excludes deferred financing costs totaling $12.6 million and unamortized discount, net of $2.6 million on three notes, which were included in Non-recourse debt at March 31, 2016.

(b)
Excludes deferred financing costs totaling $0.3 million and unamortized discount of $0.1 million on our Senior Credit Facility, which is scheduled to mature on August 26, 2018, unless extended pursuant to its terms.

(c)
Capital commitments include (i) $6.0 million related to unfunded tenant improvements, (ii) current build-to-suit projects of $1.8 million (Note 4), and (iii) $0.6 million related to other construction commitments.

(d)
Operating commitments consist of rental obligations under ground leases. Other lease commitments consist of our estimated share of future rents payable for the purpose of leasing office space pursuant to the advisory agreement. Amounts are estimated based on current allocation percentages among WPC and the other Managed REITs as of March 31, 2016 (Note 3).

(e)
Represents the estimated amount of future obligations estimated for the removal of asbestos and environmental waste in connection with several of our investments, payable upon the retirement or sale of the assets.

Amounts in the table above that relate to our foreign operations are based on the exchange rate of the local currencies at March 31, 2016, which consisted primarily of the euro. At March 31, 2016, we had no material capital lease obligations for which we were the lessee, either individually or in the aggregate.

CPA®:17 – Global 3/31/2016 10-Q – 47

Equity Method Investments

We have interests in unconsolidated investments that own single-tenant properties net leased to companies. Generally, the underlying investments are jointly-owned with our affiliates (Note 6). At March 31, 2016, on a combined basis, these investments had total assets of approximately $4.2 billion and third-party non-recourse mortgage debt of $2.5 billion. At that date, our pro rata share of the aggregate debt for these investments was $486.5 million. Cash requirements with respect to our share of these debt obligations are discussed above under Cash Requirements.

Supplemental Financial Measures

In the real estate industry, analysts and investors employ certain non-GAAP supplemental financial measures in order to facilitate meaningful comparisons between periods and among peer companies. Additionally, in the formulation of our goals and in the evaluation of the effectiveness of our strategies, we use FFO, MFFO and Adjusted MFFO, which are non-GAAP measures. We believe that these measures are useful to investors to consider because they may assist them to better understand and measure the performance of our business over time and against similar companies. A description of FFO, MFFO and Adjusted MFFO and reconciliations of these non-GAAP measures to the most directly comparable GAAP measures are provided below.

FFO, MFFO, and Adjusted MFFO

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

The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances and/or is requested or required by lessees for operational purposes in order to maintain the value disclosed. We believe that, since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment, and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative. Historical accounting for real estate involves the use of GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP. Nevertheless, we believe that the use of FFO, which excludes the impact of real estate-related depreciation and amortization, as well as impairment charges of real estate-related assets, provides a more complete understanding of our performance to investors and to management; and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. In particular, we believe it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions, which can change over time. An asset will only be evaluated for impairment if certain impairment indicators exist. Then a two-step process is performed, of which first is to determine whether an asset is impaired by comparing the carrying value, or book value, to the total estimated undiscounted future cash flows (including net rental and lease revenues, net proceeds on the sale of the property, and any other ancillary cash flows at a property or group level under GAAP) from such asset, then measure the impairment loss as the excess of the carrying value over its estimated fair value. It should be noted, however, that determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property (including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows) are taken into account in determining

CPA®:17 – Global 3/31/2016 10-Q – 48

whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of FFO described above due to the fact that impairments are based on estimated future undiscounted cash flows, it could be difficult to recover any impairment charges. However, FFO, MFFO and Adjusted MFFO, as described below, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating the operating performance of the company. The method utilized to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP measures FFO, MFFO and Adjusted MFFO and the adjustments to GAAP in calculating FFO, MFFO and Adjusted MFFO.

Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) were put into effect in 2009. These changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, such as acquisition fees that are typically accounted for as operating expenses. Management believes these fees and expenses do not affect our overall long-term operating performance. Publicly-registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. While other start-up entities may also experience significant acquisition activity during their initial years, we believe that non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after acquisition activity ceases. We currently intend to begin the process of achieving a liquidity event (i.e., listing of our common stock on a national exchange, a merger or sale of our assets, or another similar transaction) within eight to 12 years following the investment of substantially all of the net proceeds from our initial public offering, which occurred in April 2011. Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association, an industry trade group, has standardized a measure known as MFFO, which the Investment Program Association has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate non-GAAP measure to reflect the operating performance of a non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO, and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring properties and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance now that our offering has been completed and once essentially all of our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance, with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. MFFO should only be used to assess the sustainability of a company’s operating performance after a company’s offering has been completed and properties have been acquired, as it excludes acquisition costs that have a negative effect on a company’s operating performance during the periods in which properties are acquired.

We define MFFO consistent with the Investment Program Association’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations, or the Practice Guideline, issued by the Investment Program Association in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items, included in the determination of GAAP net income, as applicable: acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above- and below-market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; nonrecurring impairments of real estate-related investments (i.e., infrequent or unusual, not reasonably likely to recur in the ordinary course of business); mark-to-market adjustments included in net income; nonrecurring gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives, or securities holdings, where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and jointly-owned investments, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, unrealized gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses that are unrealized and may not ultimately be realized.

CPA®:17 – Global 3/31/2016 10-Q – 49

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

In addition, our management uses an adjusted MFFO, Adjusted MFFO, as another measure of sustainable operating performance. Adjusted MFFO adjusts MFFO for deferred income tax expenses and benefits, which are non-cash items that may cause short-term fluctuations in net income but have no impact on current period cash flows. Additionally, we adjust MFFO to reflect the realized gains/losses on the settlement of foreign currency derivatives to arrive at Adjusted MFFO. Foreign currency derivatives are a fundamental part of our operations in that they help us manage the foreign currency exposure we have associated with cash flows from our international investments.

Presentation of this information is intended to provide useful information to investors as they compare the operating performance of different REITs, although it should be noted that not all REITs calculate FFO, MFFO and Adjusted MFFO the same way, so comparisons with other REITs may not be meaningful. Furthermore, FFO, MFFO and Adjusted MFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income as an indication of our performance, as an alternative to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders. FFO, MFFO and Adjusted MFFO should be reviewed in conjunction with other GAAP measurements as an indication of our performance.

Neither the SEC, NAREIT, nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO, MFFO and Adjusted MFFO. In the future, the SEC, NAREIT, or another regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry and we would have to adjust our calculation and characterization of FFO, MFFO or Adjusted MFFO accordingly.

CPA®:17 – Global 3/31/2016 10-Q – 50

FFO, MFFO and Adjusted MFFO were as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Net income attributable to CPA®:17 – Global	$45,423	$14,580
Adjustments:
Depreciation and amortization of real property	27,364	25,509
Gain on sale of real estate	(25,398)	(2,197)
Proportionate share of adjustments to equity in net income of partially-owned entities to arrive at FFO:
Depreciation and amortization of real property	9,863	8,580
Proportionate share of adjustments for noncontrolling interests to arrive at FFO	(142)	(138)
Total adjustments	11,687	31,754
FFO attributable to CPA®:17 – Global — as defined by NAREIT	57,110	46,334
Adjustments:
Straight-line and other rent adjustments (a)	(5,460)	(5,102)
Unrealized (gains) losses on foreign currency, derivatives, and other	(5,414)	6,819
Loss on extinguishment of debt	2,499	—
Acquisition expenses (b)	1,357	603
Realized gains on foreign currency, derivatives and other	(605)	(3,169)
Amortization of premiums (accretion of discounts) on debt investments, net	306	(75)
Above- and below-market rent intangible lease amortization, net (c)	(128)	(366)
Impairment charges (d)	—	567
Proportionate share of adjustments to equity in net income of partially-owned entities to arrive at MFFO:
Acquisition expenses (b)	(1,238)	384
Above- and below-market rent intangible lease amortization, net (c)	348	376
Unrealized gains on foreign currency, derivatives, and other	(151)	—
Amortization of premiums on debt investments, net	95	95
Realized losses on foreign currency, derivatives, and other	68	101
Straight-line and other rent adjustments (a)	(39)	(73)
Proportionate share of adjustments for noncontrolling interests to arrive at MFFO	127	166
Total adjustments	(8,235)	326
MFFO attributable to CPA®:17 – Global	48,875	46,660
Adjustments:
Hedging gains	2,380	3,658
Deferred taxes	959	38
Total adjustments	3,339	3,696
Adjusted MFFO attributable to CPA®:17 – Global	$52,214	$50,356
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

CPA®:17 – Global 3/31/2016 10-Q – 51

(b)
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

CPA®:17 – Global 3/31/2016 10-Q – 52

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

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we have historically attempted to obtain non-recourse mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our joint investment partners have obtained, and may in the future obtain, variable-rate non-recourse mortgage loans, and, as a result, we have entered into, and may continue to enter into, interest rate swap agreements or interest rate cap agreements with lenders. Interest rate swap agreements effectively convert the variable-rate debt service obligations of a loan to a fixed rate, while interest rate cap agreements limit the underlying interest rate from exceeding a specified strike rate. Interest rate swaps are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flows over a specific period, and interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments that, where applicable, are designated as cash flow hedges on the forecasted interest payments on the debt obligation. The face amount on which the swaps or caps are based is not exchanged. Our objective in using these derivatives is to limit our exposure to interest rate movements. At March 31, 2016, we estimated that the total fair value of our interest rate swaps, which are included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was in a liability position of $13.3 million (Note 9).

At March 31, 2016, all of our debt either bore interest at fixed rates, bore interest at floating rates, was swapped to a fixed rate, or bore interest at fixed rates that were scheduled to convert to then-prevailing market fixed rates at certain future points during their term. The annual interest rates on our fixed-rate debt at March 31, 2016 ranged from 2.0% to 7.5%. The contractual annual interest rates on our variable-rate debt at March 31, 2016 ranged from 1.3% to 6.1%. Our debt obligations are more fully described under Liquidity and Capital Resources – Summary of Financing in Item 2 above. The following table presents principal cash outflows for the remainder of 2016, each of the next four calendar years following December 31, 2016, and thereafter, based upon expected maturity dates of our debt obligations outstanding at March 31, 2016 (in thousands):

	2016 (Remainder)	2017	2018	2019	2020	Thereafter	Total	Fair value
Fixed-rate debt (a)	$40,746	$182,562	$27,010	$36,360	$127,465	$864,710	$1,278,853	$1,327,247
Variable-rate debt (a) (b)	$189,315	$169,598	$144,490	$2,648	$2,896	$207,459	$716,406	$715,558
__________

(a)	Amounts are based on the exchange rate at March 31, 2016, as applicable.

(b)	Includes $25.7 million outstanding under our Senior Credit Facility, which is scheduled to mature on August 26, 2018, unless extended pursuant to its terms.

CPA®:17 – Global 3/31/2016 10-Q – 53

At March 31, 2016, the estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps, is affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at March 31, 2016 by an aggregate increase of $60.5 million or an aggregate decrease of $76.4 million, respectively. Annual interest expense on our unhedged variable-rate debt that does not bear interest at fixed rates at March 31, 2016 would increase or decrease by $2.4 million for each respective 1% change in annual interest rates.

As more fully described under Liquidity and Capital Resources – Summary of Financing in Item 2 above, our variable-rate debt in the table above bore interest at fixed rates at March 31, 2016, but has interest rate reset features that will change the fixed interest rates to then-prevailing market fixed rates at certain points during their term. This debt is generally not subject to short-term fluctuations in interest rates.

Foreign Currency Exchange Rate Risk

We own international investments, primarily in Europe and Asia, and as a result, are subject to risk from the effects of exchange rate movements in various foreign currencies, primarily the euro and, to a lesser extent, the British pound sterling, the Japanese yen, the Norwegian krone, and the Indian rupee, which may affect future costs and cash flows. Although all of our foreign investments through the first quarter of 2016 were conducted in these currencies, we may conduct business in other currencies in the future. We manage foreign currency exchange rate movements by generally placing both our debt service obligation to the lender and the tenant’s rental obligation to us in the same currency. This reduces our overall exposure to the actual equity that we have invested and the equity portion of our cash flow. In addition, we may use currency hedging to further reduce the exposure to our equity cash flow. We are generally a net receiver of these currencies (we receive more cash than we pay out), therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar, relative to the foreign currency.

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

Scheduled future minimum rents, exclusive of renewals, under non-cancelable operating leases for our consolidated foreign operations as of March 31, 2016, during the remainder of 2016, each of the next four calendar years following December 31, 2016, and thereafter, are as follows (in thousands):

Lease Revenues (a)	2016 (Remainder)	2017	2018	2019	2020	Thereafter	Total
Euro (b)	$79,577	$105,842	$106,007	$106,174	$106,584	$851,962	$1,356,146
British pound sterling (c)	4,201	5,576	5,576	5,576	5,591	55,652	82,172
Japanese yen (d)	2,045	2,714	2,714	2,714	2,721	3,368	16,276
	$85,823	$114,132	$114,297	$114,464	$114,896	$910,982	$1,454,594

Scheduled debt service payments (principal and interest) for mortgage notes payable and our Senior Credit Facility, for our consolidated foreign operations as of March 31, 2016, during the remainder of 2016, each of the next four calendar years following December 31, 2016, and thereafter, are as follows (in thousands):

Debt Service (a) (e)	2016 (Remainder)	2017	2018	2019	2020	Thereafter	Total
Euro (b)	$220,003	$133,977	$19,041	$10,376	$73,985	$152,313	$609,695
British pound sterling (c)	13,323	1,439	1,403	13,019	—	—	29,184
Japanese yen (d)	347	23,652	—	—	—	—	23,999
	$233,673	$159,068	$20,444	$23,395	$73,985	$152,313	$662,878
__________

(a)
Amounts are based on the applicable exchange rates at March 31, 2016. Contractual rents and debt obligations are denominated in the functional currency of the country of each property. Our foreign operations denominated in the Norwegian krone and Indian rupee are related to an unconsolidated jointly-owned investment and a foreign debenture, respectively, and are excluded from the amounts in the tables.

CPA®:17 – Global 3/31/2016 10-Q – 54

(b)
We estimate that, for a 1% increase or decrease in the exchange rate between the euro and the U.S. dollar, there would be a corresponding change in the projected estimated property-level cash flow at March 31, 2016 of $7.5 million.

(c)
We estimate that, for a 1% increase or decrease in the exchange rate between the British pound sterling and the U.S. dollar, there would be a corresponding change in the projected estimated property-level cash flow at March 31, 2016 of $0.5 million.

(d)
We estimate that, for a 1% increase or decrease in the exchange rate between the Japanese yen and the U.S. dollar, there would be a corresponding change in the projected estimated property-level cash flow at March 31, 2016 of less than $0.1 million.

(e)	Interest on unhedged variable-rate debt obligations was calculated using the applicable annual interest rates and balances outstanding at March 31, 2016.

As a result of scheduled balloon payments on certain of our international non-recourse mortgage loans, projected debt service obligations exceed projected lease revenues in 2016 and 2017. In 2016, balloon payments totaling $208.0 million are due on three non-recourse mortgage loans. In 2017, balloon payments totaling $139.0 million are due on eight non-recourse mortgage loans, of which a payment of $23.1 million on one loan was collateralized by properties that we own with affiliates. We currently anticipate that, by their respective due dates, we will have refinanced certain of these loans, but there can be no assurance that we will be able to do so on favorable terms, if at all. If refinancing has not occurred, we would expect to use our cash resources to make these payments, if necessary.

Concentration of Credit Risk

Concentrations of credit risk arise when a number of tenants are engaged in similar business activities or have similar economic risks or conditions that could cause them to default on their lease obligations to us. We regularly monitor our portfolio to assess potential concentrations of credit risk. While we believe our portfolio is reasonably well diversified, it does contain concentrations in certain areas in excess of 10%, based on the percentage of our consolidated total revenues or ABR. For the three months ended March 31, 2016, our consolidated portfolio had the following significant characteristics in excess of 10%, based on the percentage of our consolidated total revenues:

•	73% related to domestic properties, which included a concentration in Texas of 13%, and

•	27% related to international properties.

At March 31, 2016, our consolidated net-lease portfolio, which excludes investments within our Self-Storage and All Other segments, had the following significant property and lease characteristics in excess of 10% in certain areas, based on the percentage of our consolidated ABR as of that date:

•	64% related to domestic properties;

•	36% related to international properties;

•	31% related to office facilities, 25% related to retail facilities, 23% related to warehouse facilities, and 16% related to industrial facilities; and

•	27% related to the retail stores industry, 12% related to the business services industry, and 10% related to the grocery industry.

CPA®:17 – Global 3/31/2016 10-Q – 55

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of March 31, 2016 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

CPA®:17 – Global 3/31/2016 10-Q – 56

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the three months ended March 31, 2016, we issued 371,432 shares of our common stock to our Advisor as consideration for asset management fees. Of these shares of common stock, 128,392 shares were issued at $9.72 per share, and 243,040 shares were issued at $10.24 per share, which represents our most recently published NAV as approved by our board of directors at the date of issuance. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(a)(2) of the Securities Act of 1933, the shares issued were deemed to be exempt from registration. In acquiring our shares, our Advisor represented that such interests were being acquired by it for investment purposes and not with a view to the distribution thereof. From inception through March 31, 2016, we have issued a total of 10,776,417 shares of our common stock to our Advisor as consideration for asset management fees.

Issuer Purchases of Equity Securities

The following table provides information with respect to repurchases of our common stock during the three months ended March 31, 2016:

	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or program (a)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or program (a)
2016 Period
January	1,417	$9.04	N/A	N/A
February	2,262	9.04	N/A	N/A
March	946,431	9.56	N/A	N/A
Total	950,110
__________

(a)
Represents shares of our common stock repurchased under our redemption plan, pursuant to which we may elect to redeem shares at the request of our stockholders subject to certain exceptions, conditions, and limitations. The maximum amount of shares purchasable by us in any period depends on a number of factors and is at the discretion of our board of directors. We generally receive fees in connection with share redemptions. During the three months ended March 31, 2016, we received 263 redemption requests for common stock, most of which were satisfied during that period.

CPA®:17 – Global 3/31/2016 10-Q – 57

Item 6. Exhibits.

The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description	Method of Filing
10.1
First Amendment to Credit Agreement, dated as of March 31, 2016, by and among Corporate Property Associates 17 – Global Incorporated, as Borrower; the Lenders; JPMorgan Chase Bank, N.A., as Administrative Agent and Swing Line Lender; and JPMorgan Chase Bank, N.A. and Bank of America, N.A., as L/C Issuers
Filed herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101
The following materials from Corporate Property Associates 17 – Global Incorporated’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2016 and December 31, 2015, (ii) Consolidated Statements of Income for the three months ended March 31, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2016 and 2015, (iv) Consolidated Statements of Equity for the three months ended March 31, 2016 and 2015, (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, and (vi) Notes to Consolidated Financial Statements.
Filed herewith

CPA®:17 – Global 3/31/2016 10-Q – 58

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corporate Property Associates 17 – Global Incorporated
Date:	May 9, 2016
		By:	/s/ Hisham A. Kader
Hisham A. Kader
Chief Financial Officer
(Principal Financial Officer)

Date:	May 9, 2016
		By:	/s/ ToniAnn Sanzone
ToniAnn Sanzone
Chief Accounting Officer
(Principal Accounting Officer)

CPA®:17 – Global 3/31/2016 10-Q – 59

EXHIBIT INDEX

The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description	Method of Filing
10.1
First Amendment to Credit Agreement, dated as of March 31, 2016, by and among Corporate Property Associates 17 – Global Incorporated, as Borrower; the Lenders; JPMorgan Chase Bank, N.A., as Administrative Agent and Swing Line Lender; and JPMorgan Chase Bank, N.A. and Bank of America, N.A., as L/C Issuers
Filed herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101
The following materials from Corporate Property Associates 17 – Global Incorporated’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2016 and December 31, 2015, (ii) Consolidated Statements of Income for the three months ended March 31, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2016 and 2015, (iv) Consolidated Statements of Equity for the three months ended March 31, 2016 and 2015, (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, and (vi) Notes to Consolidated Financial Statements.
Filed herewith