Form 10-Q
period 2016-06-30
Corporate Property Associates 17 - Global INC
filed 2016-08-09
CIK 1390213

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

or

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

Registrant has 343,625,126 shares of common stock, $0.001 par value, outstanding at August 1, 2016.

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

CPA®:17 – Global 6/30/2016 10-Q – 1

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	June 30, 2016	December 31, 2015
Assets
Investments in real estate:
Real estate, at cost	$2,706,849	$2,658,877
Operating real estate, at cost	258,203	275,521
Accumulated depreciation	(274,711)	(256,175)
Net investments in properties	2,690,341	2,678,223
Real estate under construction	9,550	1,068
Assets held for sale	76,156	—
Net investments in direct financing leases	511,001	495,564
Net investments in real estate	3,287,048	3,174,855
Equity investments in real estate	481,946	514,147
Cash and cash equivalents	109,254	152,889
In-place lease and tenant relationship intangible assets, net	440,431	445,223
Other intangible assets, net	78,170	80,049
Other assets, net	317,696	246,027
Total assets	$4,714,545	$4,613,190
Liabilities and Equity
Liabilities:
Non-recourse debt, net	$2,014,458	$1,881,774
Senior Credit Facility, net	19,682	112,834
Accounts payable, accrued expenses and other liabilities	137,432	133,948
Deferred income taxes	27,953	24,929
Below-market rent and other intangible liabilities, net	94,304	96,701
Due to affiliates	10,089	13,634
Distributions payable	55,408	54,775
Total liabilities	2,359,326	2,318,595
Commitments and contingencies (Note 11)
Equity:
CPA®:17 – Global stockholders’ equity:
Preferred stock, $0.001 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 900,000,000 shares authorized; and 340,970,041 and 337,065,419 shares, respectively, issued and outstanding	341	337
Additional paid-in capital	3,077,611	3,037,727
Distributions in excess of accumulated earnings	(684,152)	(700,912)
Accumulated other comprehensive loss	(136,101)	(139,805)
Total CPA®:17 – Global stockholders’ equity	2,257,699	2,197,347
Noncontrolling interests	97,520	97,248
Total equity	2,355,219	2,294,595
Total liabilities and equity	$4,714,545	$4,613,190

See Notes to Consolidated Financial Statements.

CPA®:17 – Global 6/30/2016 10-Q – 2

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues
Lease revenues:
Rental income	$71,829	$66,021	$143,083	$129,398
Interest income from direct financing leases	14,641	13,603	28,905	27,083
Total lease revenues	86,470	79,624	171,988	156,481
Other real estate income	13,672	12,231	26,489	24,069
Other operating income	7,440	13,804	14,571	21,565
Other interest income	1,603	4,008	3,363	6,302
	109,185	109,667	216,411	208,417
Operating Expenses
Depreciation and amortization	28,980	26,266	56,315	51,830
Property expenses	18,152	18,448	36,376	36,338
Other real estate expenses	5,060	4,634	9,883	9,275
Acquisition expenses	3,983	39	5,340	642
General and administrative	3,862	3,952	8,328	8,795
Impairment charges	—	456	—	1,023
	60,037	53,795	116,242	107,903
Other Income and Expenses
Gain on change in control of interests	49,922	—	49,922	—
Interest expense	(25,368)	(23,216)	(49,979)	(45,241)
Other income and (expenses)	(6,764)	4,204	(3,224)	810
Equity in earnings of equity method investments in real estate	1,580	4,488	3,752	7,703
	19,370	(14,524)	471	(36,728)
Income before income taxes and gain on sale of real estate	68,518	41,348	100,640	63,786
Provision for income taxes	(2,294)	(1,973)	(4,197)	(2,764)
Income before gain on sale of real estate	66,224	39,375	96,443	61,022
Gain on sale of real estate, net of tax	25,017	—	50,415	2,197
Net Income	91,241	39,375	146,858	63,219
Net income attributable to noncontrolling interests (inclusive of Available Cash Distributions to a related party of $5,859, $5,789, $12,527, and $11,853, respectively)	(9,383)	(10,935)	(19,577)	(20,199)
Net Income Attributable to CPA®:17 – Global	$81,858	$28,440	$127,281	$43,020
Basic and Diluted Earnings Per Share	$0.24	$0.09	$0.37	$0.13
Basic and Diluted Weighted-Average Shares Outstanding	341,349,946	333,793,320	340,373,494	332,433,364

Distributions Declared Per Share	$0.1625	$0.1625	$0.3250	$0.3250

See Notes to Consolidated Financial Statements.

CPA®:17 – Global 6/30/2016 10-Q – 3

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net Income	$91,241	$39,375	$146,858	$63,219
Other Comprehensive (Loss) Income
Foreign currency translation adjustments	(19,592)	28,840	11,736	(59,890)
Change in net unrealized gain (loss) on derivative instruments	4,139	(3,929)	(7,605)	18,807
Change in unrealized gain on marketable securities	7	7	14	14
	(15,446)	24,918	4,145	(41,069)
Comprehensive Income	75,795	64,293	151,003	22,150

Amounts Attributable to Noncontrolling Interests
Net income	(9,383)	(10,935)	(19,577)	(20,199)
Foreign currency translation adjustments	470	(490)	(441)	734
Comprehensive income attributable to noncontrolling interests	(8,913)	(11,425)	(20,018)	(19,465)
Comprehensive Income Attributable to CPA®:17 – Global	$66,882	$52,868	$130,985	$2,685

See Notes to Consolidated Financial Statements.

CPA®:17 – Global 6/30/2016 10-Q – 4

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
Six Months Ended June 30, 2016 and 2015
(in thousands, except share and per share amounts)

	Total Outstanding Shares	Common Stock	Additional Paid-In Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Loss	Total CPA®:17 – Global Stockholders	Noncontrolling Interests	Total
Balance at January 1, 2016	337,065,419	$337	$3,037,727	$(700,912)	$(139,805)	$2,197,347	$97,248	$2,294,595
Shares issued, net of offering costs	5,202,011	5	51,872			51,877		51,877
Shares issued to affiliates	737,217	1	7,482			7,483		7,483
Contributions from noncontrolling interest						—	6	6
Distributions declared ($0.3250 per share)				(110,521)		(110,521)		(110,521)
Distributions to noncontrolling interests						—	(19,752)	(19,752)
Net income				127,281		127,281	19,577	146,858
Other comprehensive income:
Foreign currency translation adjustments					11,295	11,295	441	11,736
Change in net unrealized loss on derivative instruments					(7,605)	(7,605)		(7,605)
Change in unrealized gain on marketable securities					14	14		14
Repurchase of shares	(2,034,606)	(2)	(19,470)			(19,472)		(19,472)
Balance at June 30, 2016	340,970,041	$341	$3,077,611	$(684,152)	$(136,101)	$2,257,699	$97,520	$2,355,219

Balance at January 1, 2015	328,480,839	$328	$2,955,440	$(567,806)	$(81,007)	$2,306,955	$78,442	2,385,397
Shares issued, net of offering costs	5,664,618	5	51,704			51,709		51,709
Shares issued to affiliates	856,126	1	8,268			8,269		8,269
Contributions from noncontrolling interests						—	8,643	8,643
Distributions declared ($0.3250 per share)				(108,103)		(108,103)		(108,103)
Distributions to noncontrolling interests						—	(16,919)	(16,919)
Net income				43,020		43,020	20,199	63,219
Other comprehensive loss:
Foreign currency translation adjustments					(59,156)	(59,156)	(734)	(59,890)
Change in net unrealized gain on derivative instruments					18,807	18,807		18,807
Change in unrealized gain on marketable securities					14	14		14
Repurchase of shares	(1,575,482)	(2)	(14,428)			(14,430)		(14,430)
Balance at June 30, 2015	333,426,101	$332	$3,000,984	$(632,889)	$(121,342)	$2,247,085	$89,631	$2,336,716

See Notes to Consolidated Financial Statements.

CPA®:17 – Global 6/30/2016 10-Q – 5

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2016	2015
Cash Flows — Operating Activities
Net Cash Provided by Operating Activities	$92,924	$113,693
Cash Flows — Investing Activities
Proceeds from sale of real estate	107,650	—
Changes in investing restricted cash	(76,645)	2,018
Acquisitions of real estate and direct financing leases	(51,781)	(169,827)
Return of capital from equity investments in real estate	22,307	13,226
Value added taxes refunded in connection with acquisition of real estate	19,308	14,924
Capital contributions to equity investments in real estate	(6,125)	(30,845)
Capital expenditures on owned real estate	(5,908)	(3,530)
Funding for build-to-suit projects	(2,385)	(14,839)
Payment of deferred acquisition fees to an affiliate	(1,516)	(4,400)
Other investing activities, net	1,327	1,274
Proceeds from sale of securities	610	—
Value added taxes paid in connection with acquisition of real estate	(177)	(15,721)
Funding of loans receivable	—	(42,600)
Net Cash Provided by (Used in) Investing Activities	6,665	(250,320)
Cash Flows — Financing Activities
Proceeds from Senior Credit Facility	75,693	—
Repayments of Senior Credit Facility	(169,558)	—
Distributions paid	(109,888)	(107,299)
Proceeds from mortgage financing	107,441	101,877
Scheduled payments and prepayments of mortgage principal	(57,969)	(36,139)
Proceeds from issuance of shares, net of issuance costs	51,877	51,710
Distributions to noncontrolling interests	(19,752)	(16,919)
Repurchase of shares	(19,472)	(14,429)
Payment of financing costs and mortgage deposits, net of deposits refunded	(1,487)	(675)
Changes in financing restricted cash	(455)	(1,087)
Contributions from noncontrolling interest	6	8,643
Net Cash Used in Financing Activities	(143,564)	(14,318)
Change in Cash and Cash Equivalents During the Period
Effect of exchange rate changes on cash	340	(5,283)
Net decrease in cash and cash equivalents	(43,635)	(156,228)
Cash and cash equivalents, beginning of period	152,889	275,719
Cash and cash equivalents, end of period	$109,254	$119,491

See Notes to Consolidated Financial Statements.

CPA®:17 – Global 6/30/2016 10-Q – 6

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

Substantially all of our assets and liabilities are held by CPA®:17 Limited Partnership, or the Operating Partnership, and at June 30, 2016, we owned 99.99% of general and limited partnership interests in the Operating Partnership. The remaining interest in the Operating Partnership is held by a subsidiary of WPC.

At June 30, 2016, our portfolio was comprised of full or partial ownership interests in 386 fully-occupied properties, substantially all of which were triple-net leased to 114 tenants, and totaled approximately 41 million square feet. In addition, our portfolio was comprised of full or partial ownership interests in 60 operating properties, including 59 self-storage properties and one hotel property, for an aggregate of approximately 4 million square feet. As opportunities arise, we may also make other types of commercial real estate-related investments.

We operate in two reportable business segments: Net Lease and Self-Storage. Our Net Lease segment includes our domestic and foreign investments in net-leased properties, whether they are accounted for as operating leases or direct financing leases. Our Self-Storage segment is comprised of our investments in self-storage properties. In addition, we have investments in loans receivable, commercial mortgage-backed securities, or CMBS, one hotel, and other properties, which are included in our All Other category (Note 14).

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

CPA®:17 – Global 6/30/2016 10-Q – 7

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

On January 1, 2016, we adopted the Financial Accounting Standards Board’s, or FASB’s, Accounting Standards Update, or ASU, 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, as described in the Recent Accounting Pronouncements section below, which amends the current consolidation guidance, including introducing a separate consolidation analysis specific to limited partnerships and other similar entities. When we obtain an economic interest in an entity, we evaluate the entity to determine if it should be deemed a variable interest entity, or VIE, and, if so, whether we are the primary beneficiary and are therefore required to consolidate the entity. We apply accounting guidance for consolidation of VIEs to certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Fixed price purchase and renewal options within a lease, as well as certain decision-making rights within a loan or joint-venture agreement, can cause us to consider an entity a VIE. Limited partnerships and other similar entities that operate as a partnership will be considered a VIE unless the limited partners hold substantive kick-out rights or participation rights. Significant judgment is required to determine whether a VIE should be consolidated. We review the contractual arrangements provided for in the partnership agreement or other related contracts to determine whether the entity is considered a VIE, and to establish whether we have any variable interests in the VIE. We then compare our variable interests, if any, to those of the other variable interest holders to determine which party is the primary beneficiary of the VIE based on whether the entity (i) has the power to direct the activities that most significantly impact the economic performance of the VIE and (ii) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. We performed this analysis on all of our subsidiary entities following the guidance in ASU 2015-02 to determine whether they qualify as VIEs and whether they should be consolidated or accounted for as equity investments in an unconsolidated venture. As part of this change in guidance, we determined that 15 entities that were previously classified as voting interest entities should now be classified as VIEs as of January 1, 2016 and therefore included in our VIE disclosures. However, there was no change in determining whether or not we consolidate these entities as a result of the new guidance. We elected to retrospectively adopt ASU 2015-02, which resulted in changes to our VIE disclosures within the consolidated balance sheets. There were no other changes to our consolidated balance sheets or results of operations for the periods presented. The liabilities of these VIEs are non-recourse to us and can only be satisfied from each VIE’s respective assets.

At June 30, 2016, we considered 29 entities VIEs, 14 of which we consolidated as we are considered the primary beneficiary and two of which we accounted for as loans receivable. The following table presents a summary of selected financial data of the consolidated VIEs, included in the consolidated balance sheets (in thousands):

	June 30, 2016	December 31, 2015
Net investments in properties	$448,897	$309,030
Net investments in direct financing leases	315,996	303,112
In-place lease and tenant relationship intangible assets, net	28,205	20,269
Other assets, net	70,017	66,654
Total assets	868,706	705,535

Non-recourse debt, net	$335,019	$262,830
Accounts payable, accrued expenses and other liabilities	18,437	15,662
Deferred income taxes	12,584	10,675
Total liabilities	366,750	289,889

CPA®:17 – Global 6/30/2016 10-Q – 8

Notes to Consolidated Financial Statements (Unaudited)

At June 30, 2016 and December 31, 2015 we had 13 and 14 unconsolidated VIEs, respectively, all of which we account for under the equity method of accounting. We do not consolidate these entities because we are not the primary beneficiary and the nature of our involvement in the activities of these entities allows us to exercise significant influence but does not give us power over decisions that significantly affect the economic performance of these entities. As of June 30, 2016 and December 31, 2015, the carrying amount of our investments in these entities was $401.2 million, and $432.6 million, respectively, and our maximum exposure to loss in these entities was limited to our investments in the entities.

At June 30, 2016, we had an investment in a tenancy-in-common interest in various international properties. Consolidation of this investment is not required as such interest does not qualify as a VIE and does not meet the control requirement for consolidation. Accordingly, we account for this investment using the equity method of accounting. We use the equity method of accounting because the shared decision-making involved in a tenancy-in-common interest investment provides us with significant influence on the operating and financial decisions of this investment.

At times, the carrying value of our equity investments may fall below zero for certain investments. We intend to fund our share of the jointly-owned investments’ future operating deficits should the need arise. However, we have no legal obligation to pay for any of the liabilities of such investments nor do we have any legal obligation to fund operating deficits. At June 30, 2016, none of our equity investments had carrying values below zero.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

During the year ended December 31, 2015, we determined that our presentation of common shares repurchased should be classified as a reduction to Common stock, for the par amount of the common shares repurchase and as a reduction to Additional paid-in capital for the excess over the amount allocated to common stock, as well as included as shares unissued within the consolidated financial statements. We previously classified common shares repurchased as Treasury stock in our consolidated financial statements. We repurchased 1,826,959 shares from inception through December 31, 2011, 1,818,685 shares in 2012, 1,918,540 shares in 2013, 2,798,365 shares in 2014, and 3,089,139 shares in the nine month period ended September 30, 2015. We evaluated the impact of this correction on previously-issued financial statements and concluded that they were not materially misstated. In order to conform previously-issued financial statements to the current period, we elected to revise previously-issued financial statements the next time such financial statements are filed. The correction eliminates Treasury stock of $92.3 million as of June 30, 2015 and results in corresponding reductions of Common stock and Additional paid-in capital, but has no impact on total equity within the consolidated balance sheets as of June 30, 2015 and consolidated statements of equity for the six months ended June 30, 2015. The consolidated statement of equity for the six months ended June 30, 2015 has been revised accordingly. In addition, we will revise the consolidated statement of equity for the period ended September 30, 2015, as that financial statement is presented in future filings. The misclassification had no impact on the previously-reported consolidated statements of income, consolidated statements of comprehensive income, or condensed consolidated statements of cash flows.

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

CPA®:17 – Global 6/30/2016 10-Q – 9

Notes to Consolidated Financial Statements (Unaudited)

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

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30). ASU 2015-03 changes the presentation of debt issuance costs, which were previously recognized as an asset and requires that they be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. ASU 2015-03 does not affect the recognition and measurement guidance for debt issuance costs. ASU 2015-03 is effective for periods beginning after December 15, 2015, and retrospective application is required. We adopted ASU 2015-03 on January 1, 2016 and have disclosed the reclassification of our debt issuance costs in the Reclassifications section above.

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

CPA®:17 – Global 6/30/2016 10-Q – 10

Notes to Consolidated Financial Statements (Unaudited)

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses. ASU 2016-13 introduces a new model for estimating credit losses for certain types of financial instruments, including loans receivable, held-to-maturity debt securities and net investments in direct financing leases, amongst other financial instruments. ASU 2016-13 also modifies the impairment model for available-for-sale debt securities and expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for losses. ASU 2016-13 will be effective for public business entities in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early application of the guidance permitted. We are in the process of evaluating the impact of adopting ASU 2016-13 on our consolidated financial statements.

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

The following tables present a summary of fees we paid, expenses we reimbursed, and distributions we made to our Advisor and other affiliates in accordance with the relevant agreements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Amounts Included in the Consolidated Statements of Income
Asset management fees	$7,484	$7,300	$14,966	$14,442
Available Cash Distributions	5,859	5,789	12,527	11,853
Personnel and overhead reimbursements	2,364	2,696	5,025	6,152
Acquisition expenses	218	—	1,441	430
Interest expense on deferred acquisition fees and loan from affiliate	66	60	129	133
	$15,991	$15,845	$34,088	$33,010
Acquisition Fees Capitalized
Current acquisition fees (a)	$543	$2,504	$557	$4,938
Deferred acquisition fees (a)	434	2,003	445	3,732
Personnel and overhead reimbursements	40	—	101	—
	$1,017	$4,507	$1,103	$8,670
__________

(a) During the six months ended June 30, 2016, non-cash investing activities were comprised of $0.2 million of current acquisition fees payable and $0.4 million of deferred acquisition fees payable. During the six months ended June 30, 2015, non-cash investing activities were comprised of $0.3 million of current acquisition fees payable and $2.3 million of deferred acquisition fees payable.

CPA®:17 – Global 6/30/2016 10-Q – 11

Notes to Consolidated Financial Statements (Unaudited)

The following table presents a summary of amounts included in Due to affiliates in the consolidated financial statements (in thousands):

	June 30, 2016	December 31, 2015
Due to Affiliates
Deferred acquisition fees, including interest	$4,837	$6,134
Asset management fees payable	2,499	2,497
Reimbursable costs	2,316	3,150
Current acquisition fees	250	1,847
Accounts payable	187	6
	$10,089	$13,634

Acquisition and Disposition Fees

We pay our Advisor acquisition fees for structuring and negotiating investments and related mortgage financing on our behalf, a portion of which is payable upon acquisition of investments, with the remainder subordinated to the achievement of a preferred return, which is a non-compounded cumulative distribution of 5.0% per annum (based initially on our invested capital). Acquisition fees payable to our Advisor with respect to our long-term, net-lease investments are 4.5% of the total cost of those investments and are comprised of (i) a current portion of 2.5%, typically paid upon acquisition, and (ii) a deferred portion of 2.0%, typically paid over three years and subject to the 5.0% preferred return described above. The preferred return was achieved as of each of the cumulative periods from inception through June 30, 2016 and December 31, 2015. For certain types of non-long term net-lease investments, initial acquisition fees are between 1.0% and 1.75% of the equity invested plus the related acquisition fees, with no portion of the payment being deferred. Unpaid installments of deferred acquisition fees are included in Due to affiliates in the consolidated financial statements. Unpaid installments of deferred acquisition fees bear interest at an annual rate of 5.0%.

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

Asset Management Fees and Available Cash Distribution

As described in the advisory agreement, we pay our Advisor asset management fees that vary based on the nature of the underlying investment. We pay 0.5% per annum of average market value for long-term net leases and certain other types of real estate investments, and 1.5% to 1.75% per annum of average equity value for certain types of securities. Asset management fees are payable in cash and/or shares of our common stock at our option, after consultation with our Advisor. If our Advisor receives all or a portion of its fees in shares, the number of shares issued is determined by dividing the dollar amount of fees by our most recently published estimated net asset value per share, or NAV, which was $10.24 as of December 31, 2015. For the six months ended June 30, 2016, we paid our Advisor 50.0% of its asset management fees in cash and 50.0% in shares of our common stock. At June 30, 2016, our Advisor owned 11,142,201 shares, or 3.3% of our common stock. We also distribute to our Advisor, depending on the type of investments we own, up to 10.0% of the available cash of the Operating Partnership, referred to as the Available Cash Distribution, which is defined as cash generated from operations, excluding capital proceeds, as reduced by operating expenses and debt service, excluding prepayments and balloon payments. Asset management fees and Available Cash Distributions are included in Property expenses and Net income attributable to noncontrolling interests, respectively, in the consolidated financial statements.

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

CPA®:17 – Global 6/30/2016 10-Q – 12

Notes to Consolidated Financial Statements (Unaudited)

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

Loans from WPC

In March 2015, our board of directors and the board of directors of WPC approved unsecured loans from WPC to us of up to $75.0 million, in the aggregate, at a rate equal to the rate at which WPC was able to borrow funds under its line of credit, for the purpose of facilitating acquisitions approved by our Advisor’s investment committee that we would not otherwise have had sufficient available funds to complete. All loans were made solely at the discretion of WPC’s management. The WPC line of credit was terminated in August 2015.

Jointly-Owned Investments and Other Transactions with Affiliates

At June 30, 2016, we owned interests ranging from 7% to 97% in jointly-owned investments, with the remaining interests held by affiliates or by third parties. We consolidate certain of these investments and account for the remainder under the equity method of accounting. We also owned an interest in a jointly-controlled tenancy-in-common interest in several properties, which we account for under the equity method of accounting (Note 6).

Note 4. Net Investments in Properties and Real Estate Under Construction

Real Estate

Real estate, which consists of land and buildings leased to others, at cost, and which are subject to operating leases, is summarized as follows (in thousands):

	June 30, 2016	December 31, 2015
Land	$568,800	$560,257
Buildings and improvements	2,138,049	2,098,620
Less: Accumulated depreciation	(259,154)	(225,867)
	$2,447,695	$2,433,010

The carrying value of our Real estate increased $20.6 million from December 31, 2015 to June 30, 2016, due to the weakening of the U.S. dollar relative to foreign currencies, particularly the euro, partially offset by the strengthening of the U.S. dollar relative to the British pound sterling, during the period.

CPA®:17 – Global 6/30/2016 10-Q – 13

Notes to Consolidated Financial Statements (Unaudited)

Acquisitions of Real Estate During 2016

During the six months ended June 30, 2016, we acquired the following investments, which were deemed to be business combinations because we assumed the existing leases on the properties, at a total cost of $21.5 million, including land of $3.1 million, buildings of $17.1 million, and net lease intangibles of $1.3 million (Note 7):

•	$17.3 million for a student housing accommodation in Jacksonville, Florida on January 8, 2016; and

•	$4.2 million for an industrial facility in Houston, Texas on February 10, 2016.

In connection with these investments, we expensed acquisition-related costs and fees of $1.1 million, which are included in Acquisition expenses in the consolidated financial statements.

During the six months ended June 30, 2016, we capitalized $3.0 million of building improvements with existing tenants of our net-leased properties.

Operating Real Estate

Operating real estate, which consists of our domestic self-storage operations, at cost, is summarized as follows (in thousands):

	June 30, 2016	December 31, 2015
Land	$55,653	$66,066
Buildings and improvements	202,550	209,455
Less: Accumulated depreciation	(15,557)	(30,308)
	$242,646	$245,213

During the six months ended June 30, 2016, we capitalized $0.3 million of building improvements related to our operating properties.

CPA®:17 – Global 6/30/2016 10-Q – 14

Notes to Consolidated Financial Statements (Unaudited)

Acquisitions of Operating Real Estate During 2016

In 2013, we acquired a 45% equity interest and 40% indirect economic interest in Madison Storage NYC, LLC and Veritas Group IX-NYC, LLC, both of which are VIEs and were previously accounted for under the equity method of accounting and included in Equity investment in real estate in the consolidated financial statements. On April 11, 2016, we acquired the remaining 15% controlling interest in these entities at a total cost of $22.0 million and, as a result, now have 100% of the economic interest and consolidate this investment. In connection with this business combination, we expensed acquisition-related costs and fees of $3.7 million, which are included in Acquisition expenses in the consolidated financial statements. Due to the change in control resulting from the acquisition of this controlling interest, we accounted for this acquisition utilizing the purchase method of accounting. We recorded a non-cash gain on change in control of interest of $49.9 million during the three and six months ended June 30, 2016, which was the difference between the carrying value and the fair value of our previously held equity interest on April 11, 2016.

The following tables present a summary of assets acquired and liabilities assumed, and revenues and earnings thereon since the respective date of acquisition through June 30, 2016 (in thousands):

Madison Storage NYC, LLC and Veritas Group IX-NYC, LLC
Cash consideration	$11,363
Assets acquired at fair value:
Land (a)	$26,941
Buildings (a)	109,399
In-place lease intangible assets (a)	9,783
Other assets acquired	1,705
147,828
Liabilities assumed at fair value:
Non-recourse debt, net	(70,578)
Other liabilities assumed	(831)
(71,409)
Total identifiable net assets	76,419
Gain on change in control of interests	(49,922)
Carrying value of previously held equity investment	(15,134)
$11,363

Madison Storage NYC, LLC and Veritas Group IX-NYC, LLC
April 11, 2016 through June 30, 2016
Revenues	$2,586

Net income (b) (c)	$44,480
Net income attributable to CPA®:17 – Global (b) (c)	$44,480
___________

(a) The purchase price for this transaction was allocated to the assets acquired and liabilities assumed based upon its preliminary fair value. The information in this table is based on the best estimates of management as of the date of this Report. We are in the process of finalizing our assessment of the fair value of the assets acquired and liabilities assumed. Accordingly, the fair value of the assets acquired and liabilities assumed are subject to change.
(b) Includes a $49.9 million gain on change in control of interests.
(c) Includes equity in earnings of equity method investments in real estate of $0.4 million.

CPA®:17 – Global 6/30/2016 10-Q – 15

Notes to Consolidated Financial Statements (Unaudited)

Pro Forma Financial Information

The following consolidated pro forma financial information presents our financial results as if this business combination had occurred as of January 1, 2015. The pro forma financial information is not necessarily indicative of what the actual results would have been had the acquisition actually occurred on January 1, 2015, nor does it purport to represent the results of operations for future periods (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Pro forma total revenues	$109,186	$112,174	$219,024	$213,440

Pro forma net income (a)	$44,769	$38,171	$99,207	$107,041
Pro forma net income attributable to noncontrolling interests	(9,383)	(10,935)	(19,577)	(20,199)
Pro forma net income attributable to CPA®:17 – Global	$35,386	$27,236	$79,630	$86,842
Pro forma basic and diluted weighted-average shares outstanding	341,349,946	333,793,320	340,373,494	332,433,364
Pro-forma basic and diluted income per share	$0.10	$0.08	$0.23	$0.26
___________
(a) Pro forma net income for the six months ended June 30, 2015 includes a gain on change in control of interests of $49.9 million and transaction costs of $3.7 million as if they were incurred on January 1, 2015.

Dispositions of Operating Real Estate During 2016

During the six months ended June 30, 2016, we sold 12 self-storage properties. As a result, the carrying value of our Operating real estate decreased by $60.9 million from December 31, 2015 to June 30, 2016 (Note 13).

Real Estate Under Construction

The following table provides the activity of our Real estate under construction (in thousands):

Six Months Ended
June 30, 2016
Beginning balance	$1,068
Capitalized funds	10,485
Placed into service	(1,965)
Foreign currency translation adjustments	(38)
Ending balance	$9,550

Capitalized Funds — During the six months ended June 30, 2016, total capitalized funds were primarily comprised of accrued costs of $6.8 million in non-cash investing activity for the funding of one new build-to-suit project, which is an expansion of a property acquired in 2015. In addition, $2.1 million in construction draws were capitalized related to four existing build-to-suit projects, three of which were substantially completed as of June 30, 2016, and construction draws of $1.5 million for tenant improvements for three properties.

Placed into Service — During the six months ended June 30, 2016, we placed into service two build-to-suit projects totaling $1.0 million, and landlord funded tenant improvements of $1.0 million, which were substantially completed as of June 30, 2016.

Ending Balance — At June 30, 2016, we had one open and one partially completed build-to-suit project.

The aggregate unfunded commitment on the remaining build-to-suit projects totaled approximately $10.3 million and $2.8 million at June 30, 2016 and December 31, 2015, respectively.

CPA®:17 – Global 6/30/2016 10-Q – 16

Notes to Consolidated Financial Statements (Unaudited)

Assets Held for Sale

Below is a summary of our properties held for sale (in thousands):

	June 30, 2016	December 31, 2015
Operating real estate, net	$76,156	$—
Assets held for sale	$76,156	$—

At June 30, 2016, we had 22 self-storage properties classified as Assets held for sale, which were subsequently sold on August 1, 2016 (Note 15). At December 31, 2015, we did not have any properties classified as Assets held for sale.

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

On April 8, 2016, we entered into a net lease financing transaction for six newspaper printing facilities in Ohio, North Carolina, Pennsylvania and Missouri for $12.0 million, including capitalized acquisition-related costs and fees of $0.5 million.

Loans Receivable

127 West 23rd Manager, LLC — On February 3, 2015, we provided financing of $12.6 million to a subsidiary of 127 West 23rd Manager, LLC for the acquisition of a building in New York, New York that is intended to be developed as a hotel. The loan has an interest rate of 7% and was scheduled to mature on February 3, 2016. In connection with this transaction, during the three months ended March 31, 2015, we expensed acquisition-related costs and fees of $0.1 million, which are included in Acquisition expenses in the consolidated financial statements. During 2016, the borrower exercised the option to extend the loan. The last extension option matures on February 1, 2017. At June 30, 2016, the balance of the loan receivable remained $12.6 million.

1185 Broadway LLC — On January 8, 2015, we provided a mezzanine loan of $30.0 million to a subsidiary of 1185 Broadway LLC for the development of a hotel on a parcel of land in New York, New York. The mezzanine loan is collateralized by an equity interest in a subsidiary of 1185 Broadway LLC. It has an interest rate of 10% and was scheduled to mature on January 8, 2016. In connection with this transaction, during the three months ended March 31, 2015, we expensed acquisition-related costs and fees of $0.3 million, which are included in Acquisition expenses in the consolidated financial statements. On January 4, 2016, the loan was extended to July 8, 2016. On June 17, 2016, the loan was extended to January 8, 2017. The agreement also contains rights to certain fees upon maturity and an equity interest in the underlying entity that has been recorded in Other assets, net in the consolidated financial statements. At June 30, 2016, the balance of the loan receivable including interest thereon was $31.5 million.

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

CPA®:17 – Global 6/30/2016 10-Q – 17

Notes to Consolidated Financial Statements (Unaudited)

Credit Quality of Finance Receivables

We generally seek investments in facilities that we believe are critical to a tenant’s business and that we believe have a low risk of tenant default. At both June 30, 2016 and December 31, 2015, none of the balances of our finance receivables were past due and we had not established any allowances for credit losses. Additionally, there were no modifications of finance receivables during the six months ended June 30, 2016 other than the extensions noted above. We evaluate the credit quality of our finance receivables utilizing an internal five-point credit rating scale, with one representing the highest credit quality and five representing the lowest. The credit quality evaluation of our finance receivables was last updated in the second quarter of 2016.

A summary of our finance receivables by internal credit quality rating is as follows (dollars in thousands):

	Number of Tenants / Obligors at		Carrying Value at
Internal Credit Quality Indicator	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
1	—	—	$—	$—
2	1	1	2,265	2,264
3	10	10	427,858	429,212
4	6	4	124,978	108,132
5	—	—	—	—
			$555,101	$539,608

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

The following table presents Equity in earnings in equity method investments in real estate, which represents our proportionate share of the income or losses of these investments, as well as amortization of basis differences related to purchase accounting adjustments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Equity Earnings from Equity Investments:
Net Lease	$4,761	$4,150	$8,313	$7,866
Self-Storage	—	(508)	(394)	(947)
All Other	(2,124)	1,917	(1,862)	1,910
	2,637	5,559	6,057	8,829
Amortization of Basis Differences on Equity Investments:
Net Lease	(820)	(820)	(1,640)	(625)
Self-Storage	—	(39)	(39)	(77)
All Other	(237)	(212)	(626)	(424)
	(1,057)	(1,071)	(2,305)	(1,126)
Equity in earnings of equity method investments in real estate	$1,580	$4,488	$3,752	$7,703

CPA®:17 – Global 6/30/2016 10-Q – 18

Notes to Consolidated Financial Statements (Unaudited)

The following table sets forth our ownership interests in our equity investments in real estate and their respective carrying values, along with funding to developers for the acquisition, development, and construction of real estate, or ADC Arrangements, that are recorded as equity investments (dollars in thousands):

			Carrying Value at
Lessee/Equity Investee	Co-owner	Ownership Interest	June 30, 2016	December 31, 2015
Net Lease:
C1000 Logistiek Vastgoed B.V. (a) (b)	WPC	85%	$58,761	$59,629
U-Haul Moving Partners, Inc. and Mercury Partners, LP (c)	WPC	12%	38,454	39,309
Bank Pekao S.A. (a) (c)	CPA®:18 – Global	50%	25,353	25,785
BPS Nevada, LLC (c) (d)	Third Party	15%	22,267	22,007
State Farm (c)	CPA®:18 – Global	50%	18,092	18,587
Berry Plastics Corporation (c)	WPC	50%	15,384	16,094
Apply Sørco AS (a)	CPA®:18 – Global	49%	14,947	15,170
Hellweg Die Prof-Baumärkte GmbH & Co. KG (referred to as Hellweg 2) (a) (c)	WPC	37%	12,094	12,212
Tesco plc (a) (c)	WPC	49%	12,006	11,849
Agrokor d.d. (referred to as Agrokor 5) (a) (c)	CPA®:18 – Global	20%	7,357	7,858
Eroski Sociedad Cooperativa – Mallorca (a)	WPC	30%	7,014	6,790
Dick’s Sporting Goods, Inc. (c)	WPC	45%	4,670	5,055
			236,399	240,345
Self-Storage:
Madison Storage NYC, LLC and Veritas Group IX-NYC, LLC (c) (e)	Third Party	N/A	—	16,060
			—	16,060
All Other:
Shelborne Property Associates, LLC (c) (d) (f)	Third Party	33%	143,696	148,121
IDL Wheel Tenant, LLC (c) (d) (f)	Third Party	N/A	37,523	44,387
BG LLH, LLC (c) (d)	Third Party	7%	36,850	37,720
BPS Nevada, LLC - Preferred Equity (c) (g)	Third Party	N/A	27,478	27,514
			245,547	257,742
			$481,946	$514,147
__________

(a)	The carrying value of this investment is affected by the impact of fluctuations in the exchange rate of the applicable foreign currency.

(b)
This investment represents a tenancy-in-common interest, whereby the property is encumbered by debt for which we are jointly and severally liable. The co-obligor is WPC and the amount due under the arrangement was approximately $72.7 million at June 30, 2016. Of this amount, $61.8 million represents the amount we agreed to pay and is included within the carrying value of this investment at June 30, 2016.

(c)	This investment is a VIE.

(d)	This investment is subject to the hypothetical liquidation at book value model.

(e)
At December 31, 2015, the carrying value of this investment includes our 45% equity interest as well as a 40% indirect economic interest. On April 11, 2016, we acquired the remaining 15% controlling interest in these entities and, as a result, now have 100% of the economic interest and consolidate this investment as of June 30, 2016 (Note 4).

(f)	Represents a domestic ADC Arrangement. There was no unfunded balance on the loan related to this investment at June 30, 2016.

(g)
This investment represents a preferred equity interest, with a preferred rate of return between 8%-12% during 2015 and 12% during 2016 and thereafter until November 19, 2019, the date on which the preferred equity interest is redeemable.

CPA®:17 – Global 6/30/2016 10-Q – 19

Notes to Consolidated Financial Statements (Unaudited)

Aggregate distributions from our interests in unconsolidated real estate investments were $24.6 million and $20.1 million for the six months ended June 30, 2016 and 2015, respectively. At June 30, 2016 and December 31, 2015, the unamortized basis differences on our equity investments were $23.5 million and $26.5 million, respectively.

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

In connection with our investment activity during the six months ended June 30, 2016, we recorded net lease intangibles comprised as follows (life in years, dollars in thousands):

	Weighted-Average Life	Amount
Amortizable Intangible Assets
In-place lease	3.4	$10,871
Above-market rent	20.0	221
		$11,092

Intangible assets, intangible liabilities, and goodwill are summarized as follows (in thousands):

	June 30, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable Intangible Assets
In-place lease and tenant relationship	$594,160	$(153,729)	$440,431	$588,858	$(143,635)	$445,223
Above-market rent	88,889	(22,890)	65,999	88,288	(20,405)	67,883
Below-market ground leases	12,284	(417)	11,867	12,184	(322)	11,862
	695,333	(177,036)	518,297	689,330	(164,362)	524,968
Unamortizable Intangible Assets
Goodwill	304	—	304	304	—	304
Total intangible assets	$695,637	$(177,036)	$518,601	$689,634	$(164,362)	$525,272

Amortizable Intangible Liabilities
Below-market rent	$(116,784)	$23,587	$(93,197)	$(116,952)	$21,364	$(95,588)
Above-market ground lease	(1,145)	38	(1,107)	(1,145)	32	(1,113)
Total intangible liabilities	$(117,929)	$23,625	$(94,304)	$(118,097)	$21,396	$(96,701)

Net amortization of intangibles, including the effect of foreign currency translation, was $10.5 million and $9.6 million for the three months ended June 30, 2016 and 2015, respectively, and $19.6 million and $19.0 million for the six months ended June 30, 2016 and 2015, respectively. Amortization of below-market rent and above-market rent intangibles is recorded as an adjustment to Rental income; amortization of below-market ground lease and above-market ground lease intangibles is included in Property expenses; and amortization of in-place lease and tenant relationship intangibles is included in Depreciation and amortization.

CPA®:17 – Global 6/30/2016 10-Q – 20

Notes to Consolidated Financial Statements (Unaudited)

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

We did not have any transfers into or out of Level 1, Level 2, and Level 3 category of measurements during either the six months ended June 30, 2016 or 2015.

Our other financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands):

		June 30, 2016		December 31, 2015
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-recourse debt, net (a) (b)	3	$2,014,458	$2,076,087	$1,881,774	$1,937,459
CMBS (c)	3	3,521	8,905	2,765	8,739
___________

(a)	In accordance with ASU 2015-03, as of December 31, 2015 we reclassified deferred financing costs from Other assets, net to Non-recourse debt, net for the amount of $12.5 million (Note 2).

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

(c)
The carrying value of our CMBS is inclusive of impairment charges for the year ended December 31, 2015, as well as accretion related to the estimated cash flows expected to be received. During the three and six months ended June 30, 2015, we recorded impairment charges on our CMBS of $0.5 million and $1.0 million, respectively. There were no purchases, sales, or impairment charges recognized during the three or six months ended June 30, 2016.

We estimated that our other financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values at both June 30, 2016 and December 31, 2015.

CPA®:17 – Global 6/30/2016 10-Q – 21

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

The following table sets forth certain information regarding our derivative instruments (in thousands):

Derivatives Designated as Hedging Instruments		Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
	Balance Sheet Location	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Foreign currency forward contracts	Other assets, net	$35,105	$41,850	$—	$—
Foreign currency collars	Other assets, net	167	4	—	—
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	—	—	(13,317)	(10,732)
Foreign currency collars	Accounts payable, accrued expenses and other liabilities	—	—	(136)	(109)
Derivatives Not Designated as Hedging Instruments
Stock warrants	Other assets, net	1,683	1,782	—	—
Swaption	Other assets, net	78	309	—	—
Total derivatives		$37,033	$43,945	$(13,453)	$(10,841)

CPA®:17 – Global 6/30/2016 10-Q – 22

Notes to Consolidated Financial Statements (Unaudited)

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis on our consolidated financial statements. At both June 30, 2016 and December 31, 2015, no cash collateral had been posted or received for any of our derivative positions.

The following tables present the impact of our derivative instruments in the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized on Derivatives in Other Comprehensive (Loss) Income (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships	2016	2015	2016	2015
Foreign currency forward contracts	$3,711	$(7,601)	$(5,145)	$16,604
Foreign currency collars	540	—	145	—
Interest rate swaps	(127)	3,518	(2,589)	2,067

Derivatives in Net Investment Hedging Relationships (a)
Foreign currency forward contracts	(676)	198	(1,261)	386
Foreign currency collars	7	—	(8)	—
Total	$3,455	$(3,885)	$(8,858)	$19,057

		Amount of Gain (Loss) Reclassified from Other Comprehensive (Loss) Income into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified to Income	Three Months Ended June 30,		Six Months Ended June 30,
		2016	2015	2016	2015
Interest rate swaps	Interest expense	$(1,822)	$(1,847)	$(3,623)	$(4,131)
Foreign currency forward contracts	Other income and (expenses)	1,298	1,237	3,678	4,365
Total		$(524)	$(610)	$55	$234
__________

(a)
The effective portion of the change in fair value and the settlement of these contracts are reported in the foreign currency translation adjustment section of Other comprehensive (loss) income until the underlying investment is sold, at which time we reclassify the gain or loss to earnings.

Amounts reported in Other comprehensive (loss) income related to interest rate swaps will be reclassified to Interest expense as interest payments are made on our variable-rate debt. Amounts reported in Other comprehensive (loss) income related to foreign currency derivative contracts will be reclassified to Other income and (expenses) when the hedged foreign currency contracts are settled. At June 30, 2016, we estimated that an additional $5.0 million and $8.4 million will be reclassified as interest expense and as other expenses, respectively, during the next 12 months.

CPA®:17 – Global 6/30/2016 10-Q – 23

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the impact of our derivative instruments in the consolidated financial statements (in thousands):

		Amount of Gain (Loss) on Derivatives Recognized in Income
Derivatives Not in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended June 30,		Six Months Ended June 30,
		2016	2015	2016	2015
Stock warrants	Other income and (expenses)	$(99)	$231	$(99)	$66
Swaption	Other income and (expenses)	(70)	127	(231)	35
Embedded credit derivatives	Other income and (expenses)	—	25	—	262
Foreign currency forward contracts	Other income and (expenses)	—	(12)	—	(16)

Derivatives in Cash Flow Hedging Relationships
Interest rate swaps (a)	Interest expense	72	88	96	172
Foreign currency collar (a)	Interest expense	4	—	—	—
Total		$(93)	$459	$(234)	$519
__________

(a)	Relates to the ineffective portion of the hedging relationship.

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

The interest rate swaps and swaption that our consolidated subsidiaries had outstanding at June 30, 2016 are summarized as follows (currency in thousands):

Interest Rate Derivatives	Number of Instruments	Notional Amount		Fair Value at June 30, 2016 (a)
Designated as Cash Flow Hedging Instruments
Interest rate swaps	14	232,575	USD	$(11,042)
Interest rate swaps	8	196,400	EUR	(2,276)
Not Designated as Hedging Instrument
Swaption	1	13,230	USD	78
				$(13,240)
__________

(a)	Fair value amount is based on the exchange rate of the euro at June 30, 2016, as applicable.

CPA®:17 – Global 6/30/2016 10-Q – 24

Notes to Consolidated Financial Statements (Unaudited)

The interest rate swap that one of our unconsolidated jointly-owned investments had outstanding at June 30, 2016, which was designated as a cash flow hedge, is summarized as follows (currency in thousands):

Interest Rate Derivative	Ownership Interest in Investee at June 30, 2016	Number of Instruments	Notional Amount		Fair Value at June 30, 2016 (a)
Interest rate swap	85%	1	10,802	EUR	$(600)
__________

(a)	Fair value amount is based on the exchange rate of the euro at June 30, 2016.

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

The following table presents the foreign currency derivative contracts we had outstanding and their designations at June 30, 2016 (currency in thousands):

Foreign Currency Derivatives	Number of Instruments	Notional Amount		Fair Value at June 30, 2016
Designated as Cash Flow Hedging Instruments
Foreign currency forward contracts	70	139,237	EUR	$32,285
Foreign currency forward contracts	15	10,819	NOK	174
Foreign currency zero-cost collars	2	15,100	EUR	42
Foreign currency zero-cost collars	3	2,000	NOK	(5)
Designated as Net Investment Hedging Instruments
Foreign currency forward contracts	7	896,148	JPY	2,546
Foreign currency forward contracts	4	6,090	NOK	100
Foreign currency zero-cost collar	1	2,500	NOK	(6)
				$35,136

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of any collateral received. No collateral was received as of June 30, 2016. At June 30, 2016, our total credit exposure was $34.2 million and the maximum exposure to any single counterparty was $13.7 million.

Some of the agreements with our derivative counterparties contain cross-default provisions that could trigger a declaration of default on our derivative obligations if we default, or are capable of being declared in default, on certain of our indebtedness. At June 30, 2016, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives that were in a net liability position was $14.1 million and $11.4 million at June 30, 2016 and December 31, 2015, respectively, which included accrued interest and any nonperformance risk adjustments. If we had breached any of these

CPA®:17 – Global 6/30/2016 10-Q – 25

Notes to Consolidated Financial Statements (Unaudited)

provisions at June 30, 2016 or December 31, 2015, we could have been required to settle our obligations under these agreements at their aggregate termination value of $15.2 million and $11.9 million, respectively.

Note 10. Debt

Non-Recourse Debt, net

At June 30, 2016, our mortgage notes payable bore interest at fixed annual rates ranging from 1.9% to 10.9% and variable contractual annual rates ranging from 1.3% to 6.1%, with maturity dates ranging from August 2016 to 2031.

Financing Activity During 2016

During the six months ended June 30, 2016, we obtained four new non-recourse mortgage financings and completed two additional drawdowns on already existing mortgage financings totaling $108.2 million, net of debt discounts of $1.0 million, with a weighted-average annual interest rate of 1.3% and term of 7.3 years, of which $12.0 million related to an investment acquired during the current year and $96.2 million related to investments acquired during prior years. Additionally, in connection with the acquisition of the remaining 15% interest in a self-storage portfolio (Note 4), we assumed the remaining 15% of the outstanding mortgage debt totaling $69.8 million, net of debt discounts of $1.2 million, with a weighted-average annual interest rate of 4.5% and term of 1.1 years.

During the six months ended June 30, 2016, we repaid three non-recourse mortgage loans with outstanding principal balances totaling $42.9 million and a weighted-average interest rate of 4.3%. These loans were defeased as part of the self-storage property dispositions (Note 13) and had a weighted-average remaining term to maturity of 6.6 years. We recognized a loss on extinguishment of debt totaling $7.6 million for the six months ended June 30, 2016 on these loans paid prior to maturity, which is included in Other income (expenses) in the consolidated financial statements.
Senior Credit Facility

On August 26, 2015, we entered into a Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., as syndication agent, and a syndicate of other lenders, which we refer to herein as the Credit Agreement. The Credit Agreement was amended on March 31, 2016 to clarify the Restricted Payments covenant (see below), no other terms were changed. The Credit Agreement provides for a $200.0 million senior unsecured revolving credit facility, or the Revolver, and a $50.0 million delayed-draw term loan facility, or the Term Loan. We refer to the Revolver and the Term Loan together as the Senior Credit Facility, which has a maximum aggregate principal amount of $250.0 million and, subject to lender approval, an accordion feature of $250.0 million. The Senior Credit Facility is scheduled to mature on August 26, 2018, and may be extended by us for two 12-month periods.

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

The following table presents a summary of our Senior Credit Facility (dollars in thousands):

	Interest Rate at June 30, 2016	Outstanding Balance at
Senior Credit Facility		June 30, 2016	December 31, 2015
Revolver:
Revolver - borrowing in U.S. dollars	LIBOR + 2.10%	$20,000	$112,834
		$20,000	$112,834

CPA®:17 – Global 6/30/2016 10-Q – 26

Notes to Consolidated Financial Statements (Unaudited)

At June 30, 2016, availability under the Senior Credit Facility was $230.0 million, including $180.0 million under the Revolver and $50.0 million under the Term Loan. The Revolver is used for the working capital needs of the Company and its subsidiaries and new investments, as well as for general corporate purposes.

We are required to ensure that the total Restricted Payments (as defined in the Credit Agreement) in an aggregate amount in any fiscal year does not exceed the amount of Restricted Payments required in order for us to (i) maintain our REIT status and (ii) avoid the payment of federal or state income or excise tax. Restricted Payments include quarterly dividends and the total amount of shares repurchased by us, if any, in excess of $100.0 million per year. In addition to placing limitations on dividend distributions and share repurchases, the Credit Agreement also stipulates certain customary financial covenants. We were in compliance with all such covenants at June 30, 2016.

Scheduled Debt Principal Payments

Scheduled debt principal payments during the remainder of 2016, each of the next four calendar years following December 31, 2016, and thereafter through 2031 are as follows (in thousands):

Years Ending December 31,	Total
2016 (remainder)	$221,085
2017	416,961
2018 (a)	197,415
2019	33,384
2020	141,824
Thereafter through 2031	1,039,067
2,049,736
Deferred financing costs (b)	(11,266)
Unamortized discount, net	(4,330)
Total	$2,034,140
__________

(a)	Includes $20.0 million outstanding at June 30, 2016 under our Senior Credit Facility, which is scheduled to mature on August 26, 2018, unless extended pursuant to its terms.

(b)
In accordance with ASU 2015-03, we reclassified deferred financing costs from Other assets, net to Non-recourse debt, net and the Term Loan included in Senior Unsecured Credit Facility, net as of December 31, 2015 (Note 2).

Certain amounts in the table above are based on the applicable foreign currency exchange rate at June 30, 2016. The carrying value of our Non-recourse debt, net increased by $10.8 million from December 31, 2015 to June 30, 2016 due to the weakening of the U.S. dollar relative to foreign currencies, particularly the euro, partially offset by the strengthening of the U.S. dollar relative to the British pound sterling, during the same period.

Note 11. Commitments and Contingencies

At June 30, 2016, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations. See Note 4 for unfunded construction commitments.

CPA®:17 – Global 6/30/2016 10-Q – 27

Notes to Consolidated Financial Statements (Unaudited)

Note 12. Equity

Reclassifications Out of Accumulated Other Comprehensive Loss

The following tables present a reconciliation of changes in Accumulated other comprehensive loss by component for the periods presented (in thousands):

	Three Months Ended June 30, 2016
	Gains and Losses on Derivative Instruments	Gains and Losses on Marketable Securities	Foreign Currency Translation Adjustments	Total
Beginning balance	$16,456	$(70)	$(137,511)	$(121,125)
Other comprehensive loss before reclassifications	3,615	7	(19,592)	(15,970)
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	1,822	—	—	1,822
Other income and (expenses)	(1,298)	—	—	(1,298)
Total	524	—	—	524
Net current-period Other comprehensive loss	4,139	7	(19,592)	(15,446)
Net current-period Other comprehensive income attributable to noncontrolling interests	—	—	470	470
Ending balance	$20,595	$(63)	$(156,633)	$(136,101)

	Three Months Ended June 30, 2015
	Gains and Losses on Derivative Instruments	Gains and Losses on Marketable Securities	Foreign Currency Translation Adjustments	Total
Beginning balance	$30,047	$(99)	$(175,718)	$(145,770)
Other comprehensive income before reclassifications	(4,539)	7	28,840	24,308
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	1,847	—	—	1,847
Other income and (expenses)	(1,237)	—	—	(1,237)
Total	610	—	—	610
Net current-period Other comprehensive income	(3,929)	7	28,840	24,918
Net current-period Other comprehensive loss attributable to noncontrolling interests	—	—	(490)	(490)
Ending balance	$26,118	$(92)	$(147,368)	$(121,342)

CPA®:17 – Global 6/30/2016 10-Q – 28

Notes to Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30, 2016
	Gains and Losses on Derivative Instruments	Gains and Losses on Marketable Securities	Foreign Currency Translation Adjustments	Total
Beginning balance	$28,200	$(77)	$(167,928)	$(139,805)
Other comprehensive income before reclassifications	(7,550)	14	11,736	4,200
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	3,623	—	—	3,623
Other income and (expenses)	(3,678)	—	—	(3,678)
Total	(55)	—	—	(55)
Net current-period Other comprehensive income	(7,605)	14	11,736	4,145
Net current-period Other comprehensive income attributable to noncontrolling interests	—	—	(441)	(441)
Ending balance	$20,595	$(63)	$(156,633)	$(136,101)

	Six Months Ended June 30, 2015
	Gains and Losses on Derivative Instruments	Gains and Losses on Marketable Securities	Foreign Currency Translation Adjustments	Total
Beginning balance	$7,311	$(106)	$(88,212)	$(81,007)
Other comprehensive loss before reclassifications	19,041	14	(59,890)	(40,835)
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	4,131	—	—	4,131
Other income and (expenses)	(4,365)	—	—	(4,365)
Total	(234)	—	—	(234)
Net current-period Other comprehensive loss	18,807	14	(59,890)	(41,069)
Net current-period Other comprehensive loss attributable to noncontrolling interests	—	—	734	734
Ending balance	$26,118	$(92)	$(147,368)	$(121,342)

Distributions Declared

During the first quarter of 2016, our board of directors declared a quarterly distribution of $0.1625 per share, which was paid on April 15, 2016 to stockholders of record on March 31, 2016, in the aggregate amount of $55.1 million.

During the second quarter of 2016, our board of directors declared a quarterly distribution of $0.1625 per share, which was paid on July 15, 2016 to stockholders of record on June 30, 2016, in the aggregate amount of $55.4 million.

Note 13. Property Dispositions

From time to time, we may decide to sell a property. We have an active capital recycling program, with a goal of extending the average lease term through reinvestment, improving portfolio credit quality through dispositions and acquisitions of assets, increasing the asset criticality factor in our portfolio, and/or executing strategic dispositions of assets. We may decide to dispose of a property due to vacancy, tenants electing not to renew their leases, tenant insolvency, or lease rejection in the bankruptcy process. In such cases, we assess whether we can obtain the highest value from the property by selling it, as opposed to re-leasing it. We may also sell a property when we receive an unsolicited offer or negotiate a price for an investment that is consistent with our strategy for that investment. When it is appropriate to do so, we classify the property as an asset held for sale on our consolidated balance sheet.

CPA®:17 – Global 6/30/2016 10-Q – 29

Notes to Consolidated Financial Statements (Unaudited)

Property Dispositions

The results of operations for properties that have been sold or classified as held for sale are included in the consolidated financial statements and are summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues	$4,282	$5,752	$10,396	$11,352
Expenses	(3,255)	(5,095)	(8,239)	(10,394)
Gain on sale of real estate, net of tax	25,017	—	50,415	2,197
Loss on extinguishment of debt	(5,091)	—	(7,590)	—
Income from properties sold or classified as held for sale, net of income taxes	$20,953	$657	$44,982	$3,155

2016 — During the three months ended June 30, 2016, we sold nine self-storage properties for total proceeds of $61.3 million, net of closing costs, recognized a gain on sale of $25.0 million, and loss on extinguishment of debt of $5.1 million. The proceeds from the sale were used to repay a non-recourse mortgage loan encumbering the properties with an outstanding principal balance of $27.9 million.

During the six months ended June 30, 2016, we sold 12 self-storage properties for total proceeds of $107.7 million, net of closing costs, recognized a gain on these sales of $50.4 million in the aggregate, and loss on extinguishment of debt of $7.6 million. Proceeds from the sales were used to repay non-recourse mortgage loans encumbering the properties with outstanding principal balances aggregating $42.9 million.

During the three months ended June 30, 2016, we entered into a contract to sell 22 self-storage properties for a total contract price of $154.4 million (Note 4). At June 30, 2016, these properties were classified as assets held for sale and were subsequently sold on August 1, 2016 (Note 15).

2015 — In connection with the partial sale of our investment in IShops LLC in 2014, we deferred 15% of the gain due to our then-existing purchase option to acquire a 15% equity interest in the parent company that owns I Shops LLC. Upon expiration of the purchase option on January 31, 2015, we recognized the previously deferred gain of $2.2 million during the six months ended June 30, 2015.

CPA®:17 – Global 6/30/2016 10-Q – 30

Notes to Consolidated Financial Statements (Unaudited)

Note 14. Segment Reporting

We operate in two reportable business segments: Net Lease and Self-Storage. Our Net Lease segment includes our domestic and foreign investments in net-leased properties, whether they are accounted for as operating leases or direct financing leases. Our Self-Storage segment is comprised of our investments in self-storage properties. In addition, we have our investments in loans receivable, CMBS, one hotel, and other properties, which are included in our All Other category. The following tables present a summary of comparative results and assets for these business segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net Lease
Revenues	$94,566	$94,221	$187,971	$179,624
Operating expenses	(35,299)	(34,102)	(71,517)	(66,902)
Interest expense	(22,148)	(21,351)	(44,281)	(41,798)
Other income and expenses, excluding interest expense	2,976	3,327	5,732	7,071
Provision for income taxes	(2,128)	(1,728)	(3,903)	(2,272)
Gain on sale of real estate, net of tax	—	—	—	2,197
Net income attributable to noncontrolling interests	(3,524)	(5,146)	(7,050)	(8,346)
Net income attributable to CPA®:17 – Global	$34,443	$35,221	$66,952	$69,574
Self-Storage
Revenues	$13,017	$11,434	$25,078	$22,482
Operating expenses	(13,053)	(7,926)	(20,915)	(16,047)
Interest expense	(2,643)	(1,925)	(4,535)	(3,803)
Other income and expenses, excluding interest expense (a)	44,828	(547)	41,896	(1,024)
Provision for income taxes	(54)	(61)	(117)	(107)
Gain on sale of real estate, net of tax	25,017	—	50,415	—
Net income attributable to CPA®:17 – Global	$67,112	$975	$91,822	$1,501
All Other
Revenues	$1,602	$4,012	$3,362	$6,311
Operating expenses	(17)	(535)	(52)	(1,643)
Interest expense	(3)	120	(6)	493
Other income and expenses, excluding interest expense	(2,302)	1,880	(2,397)	2,189
Provision for income taxes	(4)	(35)	(8)	(72)
Gain on sale of real estate, net of tax	—	—	—	—
Net (loss) income attributable to CPA®:17 – Global	$(724)	$5,442	$899	$7,278
Corporate
Unallocated Corporate Overhead (b)	$(13,114)	$(7,409)	$(19,865)	$(23,480)
Net income attributable to noncontrolling interests – Available Cash Distributions	$(5,859)	$(5,789)	$(12,527)	$(11,853)
Total Company
Revenues	$109,185	$109,667	$216,411	$208,417
Operating expenses	(60,037)	(53,795)	(116,242)	(107,903)
Interest expense	(25,368)	(23,216)	(49,979)	(45,241)
Other income and expenses, excluding interest expense (a)	44,738	8,692	50,450	8,513
Provision for income taxes	(2,294)	(1,973)	(4,197)	(2,764)
Gain on sale of real estate, net of tax	25,017	—	50,415	2,197
Net income attributable to noncontrolling interests	(9,383)	(10,935)	(19,577)	(20,199)
Net income attributable to CPA®:17 – Global	$81,858	$28,440	$127,281	$43,020

CPA®:17 – Global 6/30/2016 10-Q – 31

Notes to Consolidated Financial Statements (Unaudited)

	Total Long-Lived Assets at (c)		Total Assets at
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Net Lease	$3,204,666	$3,169,885	$3,895,945	$3,956,239
Self-Storage	318,802	261,273	336,410	269,081
All Other	245,526	257,844	297,781	309,288
Corporate	—	—	184,409	78,582
Total Company	$3,768,994	$3,689,002	$4,714,545	$4,613,190
___________

(a)	Includes $49.9 million Gain on change in control of interests for the three and six months ended June 30, 2016 (Note 4).

(b)
Included in unallocated corporate overhead are asset management fees, and general and administrative expenses, as well as interest expense and other charges related to our Senior Credit Facility. These expenses are calculated and reported at the portfolio level and not evaluated as part of any segment’s operating performance.

(c)	Includes Net investments in Real estate and Equity investments in real estate.

Note 15. Subsequent Events

On August 1, 2016, we disposed of 22 self-storage properties that were classified as held for sale at June 30, 2016 (Note 4) for a total purchase price of approximately $154.4 million.

In connection with this sale, on July 27, 2016, we completed the defeasance of non-recourse mortgage loans encumbering 39 self-storage properties and the full payoff of a non-recourse mortgage loan encumbering one self-storage property, including the 22 that were subsequently sold, with an aggregate principal outstanding balance of $78.9 million, a weighted-average interest rate of 5.1%, and maturities ranging from December 2016 to September 2023. Simultaneously, we completed the refinancing of 18 of these properties with non-recourse mortgage financing totaling $66.0 million, which bears interest at an initial rate of 3.0% and has a term of five years.

CPA®:17 – Global 6/30/2016 10-Q – 32

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

Significant Developments

Acquisitions

During the six months ended June 30, 2016, we acquired four investments and provided a commitment for a build-to suit financing for an aggregate amount of $74.3 million, including acquisition-related costs and fees (Note 4, Note 5), which included:

•	$18.3 million for a student housing accommodation;

•	$8.8 million for an industrial facility;

•	$25.6 million for the remaining 15% controlling interest in five self-storage properties in which we previously held an 85% economic interest as an unconsolidated equity investment;

•	$12.0 million for six newspaper printing facilities; and

•	$9.6 million for build-to-suit financing for an existing property.

Dispositions

During the six months ended June 30, 2016, we sold 12 self-storage properties for aggregate proceeds of $107.7 million, net of closing costs, and recognized gains on sales of real estate, net of tax, of $50.4 million (Note 13).

On August 1, 2016, we disposed of 22 self-storage properties that were classified as held for sale as of June 30, 2016 for a total purchase price of approximately $154.4 million (Note 15).

Financing Activity

During the six months ended June 30, 2016, we obtained four new non-recourse mortgage financings and completed two additional drawdowns on already existing mortgage financings totaling $108.2 million. Additionally, in connection with the acquisition of the remaining 15% controlling interest in a self-storage portfolio, we assumed the remaining 15% of the outstanding mortgage debt totaling $69.8 million (Note 10).

CPA®:17 – Global 6/30/2016 10-Q – 33

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

Portfolio Summary

	June 30, 2016	December 31, 2015
Number of net-leased properties	386	377
Number of operating properties (a)	60	72
Number of tenants (b)	114	111
Total square footage (in thousands) (c)	45,311	45,741
Occupancy (b)	99.81%	99.96%
Weighted-average lease term (in years) (b)	13.3	13.7
Number of countries	13	13
Total assets (in thousands) (d)	$4,714,545	$4,613,190
Net investments in real estate (in thousands) (d)	3,287,048	3,174,855

	Six Months Ended June 30,
	2016	2015
Acquisition volume — consolidated (in millions) (d) (e) (f)	$74.3	$228.4
Acquisition volume — pro rata (in millions) (c) (e) (f)	74.3	237.5
Financing obtained — consolidated (in millions) (d)	108.2	101.9
Financing obtained — pro rata (in millions) (c)	108.2	101.9
Average U.S. dollar/euro exchange rate	1.1158	1.1162
Average U.S. dollar/British pound sterling exchange rate (g)	1.4335	1.5238
Change in the CPI (h)	1.9%	1.6%
Change in the Harmonized Index of Consumer Prices (h)	0.5%	0.7%
__________

(a)
Operating properties are comprised of full or partial ownership interests in 59 self-storage properties with an average occupancy of 92.7% at June 30, 2016; 71 self-storage properties with an average occupancy of 90.6% at December 31, 2015; and one hotel at each date; all of which are managed by third parties.

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

(g)
The average exchange rate for the U.S. dollar in relation to the British pound sterling decreased by 5.9% during the six months ended June 30, 2016 as compared to the same period in 2015, resulting in a negative impact on earnings in 2016 from our British pound sterling-denominated investments.

(h)	Many of our lease agreements include contractual increases indexed to changes in the U.S. Consumer Price Index, or CPI, or similar indices.

CPA®:17 – Global 6/30/2016 10-Q – 34

Net-Leased Portfolio

The tables below represent information about our net-leased portfolio on a consolidated and pro rata basis and, accordingly, exclude all operating properties at June 30, 2016. See Terms and Definitions below for a description of pro rata amounts and ABR.

Top Ten Tenants by ABR
(in thousands, except percentages)

				Consolidated		Pro Rata
Tenant/Lease Guarantor	Property Type	Tenant Industry	Location	ABR	Percent	ABR	Percent
Metro Cash & Carry Italia S.p.A. (a)	Retail	Retail Stores	Germany; Italy	$27,099	8%	$27,099	8%
The New York Times Company	Office	Media: Advertising, Printing and Publishing	New York, NY	26,844	8%	14,764	4%
Agrokor d.d. (a)	Retail; Warehouse	Grocery	Croatia	21,726	7%	22,982	6%
General Parts, Inc.	Office; Warehouse	Retail Stores	Various U.S.	18,345	6%	18,345	5%
Lineage Logistics Holdings, LLC	Warehouse	Business Services	Various U.S.	14,024	4%	14,024	4%
KBR, Inc.	Office	Business Services	Houston, TX	13,786	4%	13,786	4%
Blue Cross and Blue Shield of Minnesota, Inc.	Office; Other	Insurance	Various MN	12,206	4%	12,206	3%
IDL Master Tenant, LLC	Retail	Retail Stores	Orlando, FL	10,290	3%	10,290	3%
Eroski Sociedad Cooperativa (a)	Retail; Warehouse	Grocery	Spain	9,102	3%	9,759	3%
FM Logistics (a)	Industrial; Warehouse	Cargo Transportation	Czech Republic; Poland; Slovakia	9,059	3%	9,059	3%
Total				$162,481	50%	$152,314	43%
__________

(a)	ABR amounts are subject to fluctuations in foreign currency exchange rates.

CPA®:17 – Global 6/30/2016 10-Q – 35

Portfolio Diversification by Geography
(in thousands, except percentages)

	Consolidated		Pro Rata
Region	ABR	Percent	ABR	Percent
United States
South	$66,147	20%	$71,709	20%
Midwest	59,863	19%	64,870	18%
East	56,609	17%	43,900	12%
West	30,825	10%	30,114	9%
United States Total	213,444	66%	210,593	59%

International
Italy	25,511	8%	25,511	7%
Croatia	21,726	7%	22,982	6%
Poland	20,834	6%	25,073	7%
Spain	16,965	5%	17,622	5%
Germany	10,483	3%	19,771	6%
United Kingdom	5,211	2%	5,211	2%
Other (a)	10,892	3%	28,078	8%
International Total	111,622	34%	144,248	41%

Total	$325,066	100%	$354,841	100%
__________

(a)	Consolidated includes ABR from tenants in the Netherlands, Japan, Czech Republic, and Slovakia. Pro rata includes ABR from tenants in the aforementioned countries plus Hungary and Norway.

Portfolio Diversification by Property Type
(in thousands, except percentages)

	Consolidated		Pro Rata
Property Type	ABR	Percent	ABR	Percent
Office	$102,466	32%	$100,267	28%
Retail	78,905	24%	89,902	25%
Warehouse	73,679	23%	89,888	25%
Industrial	52,615	16%	53,226	16%
Other (a)	17,401	5%	21,558	6%
Total	$325,066	100%	$354,841	100%
__________

(a)
Consolidated includes ABR from tenants with the following property types: education facility, sports facility, land, and residential. Pro rata includes ABR from tenants with the aforementioned property types plus self-storage.

CPA®:17 – Global 6/30/2016 10-Q – 36

Portfolio Diversification by Tenant Industry
(in thousands, except percentages)

	Consolidated		Pro Rata
Industry Type	ABR	Percent	ABR	Percent
Retail Stores	$87,126	27%	$100,078	28%
Business Services	37,870	12%	40,443	12%
Grocery	30,828	9%	47,355	13%
Media: Advertising, Printing, and Publishing	30,711	9%	18,631	5%
Capital Equipment	14,096	4%	14,096	4%
Cargo Transportation	12,833	4%	14,288	4%
Insurance	12,206	4%	15,825	4%
Consumer Services	12,126	4%	13,148	4%
Telecommunications	10,995	3%	11,018	3%
Automotive	10,485	3%	9,440	3%
Media: Broadcasting and Subscription	9,579	3%	9,579	3%
Non-Durable Consumer Goods	9,432	3%	7,378	2%
Hotel, Gaming, and Leisure	8,758	3%	8,799	2%
Beverage, Food, and Tobacco	8,502	3%	8,502	2%
Healthcare and Pharmaceuticals	6,481	2%	6,481	2%
High Tech Industries	6,331	2%	5,243	2%
Banking	4,611	1%	8,786	2%
Containers, Packing, and Glass	3,868	1%	7,523	2%
Other (a)	8,228	3%	8,228	3%
Total	$325,066	100%	$354,841	100%
__________

(a)
Includes ABR from tenants in the following industries: aerospace and defense; consumer transportation; construction and building; chemicals, plastics, and rubber; durable consumer goods; real estate; metals and mining; finance; and environmental industries.

CPA®:17 – Global 6/30/2016 10-Q – 37

Lease Expirations
(in thousands, except percentages and number of leases)

	Consolidated			Pro Rata
Year of Lease Expiration (a)	Number of Leases Expiring	ABR	Percent	Number of Leases Expiring	ABR	Percent
Remaining 2016 (b)	10	2,491	1%	11	852	—%
2017	6	677	—%	6	677	—%
2018	2	124	—%	5	147	—%
2019	5	2,481	1%	5	2,481	1%
2020	6	284	—%	6	284	—%
2021	7	2,061	1%	7	1,653	1%
2022	1	2,970	1%	2	4,412	1%
2023	2	76	—%	4	4,251	1%
2024	7	39,285	12%	11	32,698	9%
2025	17	24,398	8%	17	24,398	7%
2026	10	11,122	3%	16	22,674	6%
2027	22	30,041	9%	22	30,041	9%
2028	26	38,596	12%	28	42,824	12%
2029	4	6,286	2%	4	6,286	2%
Thereafter	59	164,174	50%	62	181,163	51%
Total	184	$325,066	100%	206	$354,841	100%
__________

(a)	Assumes tenant does not exercise renewal option.

(b)	Month-to-month leases are included in 2016 ABR.

Self-Storage Summary

Our self-storage properties had an average occupancy rate of 92.7% at June 30, 2016. As of June 30, 2016, our self-storage portfolio was comprised as follows (square footage in thousands):

State	Number of Properties	Square Footage
California	29	2,079
Illinois	13	900
New York	5	335
Florida	4	261
Hawaii	4	259
Georgia	2	79
North Carolina	1	80
Texas	1	75
Consolidated Total	59	4,068
Pro Rata Total (a)	59	4,068
__________

(a)	See Terms and Definitions below for a description of pro rata amounts.

CPA®:17 – Global 6/30/2016 10-Q – 38

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

ABR — ABR represents contractual minimum annualized base rent for our net-leased properties. ABR is not applicable to operating properties.

Financial Highlights

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Total revenues	$109,185	$109,667	$216,411	$208,417
Net income attributable to CPA®:17 – Global	81,858	28,440	127,281	43,020

Cash distributions paid	55,113	53,921	109,888	107,299

Net cash provided by operating activities			92,924	113,693
Net cash provided by (used in) investing activities			6,665	(250,320)
Net cash used in financing activities			(143,564)	(14,318)

Supplemental financial measures:
FFO attributable to CPA®:17 – Global (a)	93,766	61,460	150,876	107,795
MFFO attributable to CPA®:17 – Global (a)	55,450	53,384	104,325	100,043
Adjusted MFFO attributable to CPA®:17 – Global (a)	57,699	54,932	109,913	105,286
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

Total revenues decreased for the three months ended June 30, 2016 compared to the same period in 2015, primarily due to proceeds from a bankruptcy settlement claim with a former tenant received during the second quarter of 2015. Total revenues increased for the six months ended June 30, 2016 compared to the same period in 2015, primarily due to increased lease revenues driven by new acquisitions, partially offset by the bankruptcy settlement claim proceeds received during the second quarter of 2015. Net income attributable to CPA®:17 – Global and FFO increased for the three and six months ended June 30, 2016 compared to the same periods in 2015, primarily due to the $49.9 million gain on change in control of interest pertaining to the acquisition of the remaining 15% controlling interest in five self-storage properties (Note 4). Net income attributable to CPA®:17 – Global also increased due to gains on sales of real estate, net of tax, of $25.0 million and $50.4 million for the three and six months ended June 30, 2016, respectively. MFFO and Adjusted MFFO increased for the three and six months ended June 30, 2016 compared to the same periods in 2015, primarily due to increased lease revenues driven by new acquisitions.

CPA®:17 – Global 6/30/2016 10-Q – 39

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

The following table presents the comparative results of operations (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
Revenues
Lease revenues	$86,470	$79,624	$6,846	$171,988	$156,481	$15,507
Operating property revenues	13,672	12,231	1,441	26,489	24,069	2,420
Reimbursable tenant costs	6,986	7,127	(141)	13,708	14,632	(924)
Interest income and other	2,057	10,685	(8,628)	4,226	13,235	(9,009)
	109,185	109,667	(482)	216,411	208,417	7,994
Operating Expenses
Depreciation and amortization:
Net-leased properties	24,931	23,245	1,686	49,470	45,551	3,919
Operating properties	4,049	3,021	1,028	6,845	6,279	566
	28,980	26,266	2,714	56,315	51,830	4,485
Property expenses:
Asset management fees	7,484	7,300	184	14,966	14,442	524
Reimbursable tenant costs	6,986	7,127	(141)	13,708	14,632	(924)
Operating properties	5,296	4,882	414	10,369	9,739	630
Net-leased properties	3,446	3,773	(327)	7,216	6,800	416
	23,212	23,082	130	46,259	45,613	646
Acquisition expenses	3,983	39	3,944	5,340	642	4,698
General and administrative	3,862	3,952	(90)	8,328	8,795	(467)
Impairment charges	—	456	(456)	—	1,023	(1,023)
	60,037	53,795	6,242	116,242	107,903	8,339
Other Income and Expenses
Gain on change in control of interests	49,922	—	49,922	49,922	—	49,922
Interest expense	(25,368)	(23,216)	(2,152)	(49,979)	(45,241)	(4,738)
Other income and (expenses)	(6,764)	4,204	(10,968)	(3,224)	810	(4,034)
Equity in earnings of equity method investments in real estate	1,580	4,488	(2,908)	3,752	7,703	(3,951)
	19,370	(14,524)	33,894	471	(36,728)	37,199
Income before income taxes and gain on sale of real estate	68,518	41,348	27,170	100,640	63,786	36,854
Provision for income taxes	(2,294)	(1,973)	(321)	(4,197)	(2,764)	(1,433)
Income before gain on sale of real estate	66,224	39,375	26,849	96,443	61,022	35,421
Gain on sale of real estate, net of tax	25,017	—	25,017	50,415	2,197	48,218
Net Income	91,241	39,375	51,866	146,858	63,219	83,639
Net income attributable to noncontrolling interests	(9,383)	(10,935)	1,552	(19,577)	(20,199)	622
Net Income Attributable to CPA®:17 – Global	$81,858	$28,440	$53,418	$127,281	$43,020	$84,261
MFFO Attributable to CPA®:17 – Global	$55,450	$53,384	$2,066	$104,325	$100,043	$4,282
Adjusted MFFO Attributable to CPA®:17 – Global	$57,699	$54,932	$2,767	$109,913	$105,286	$4,627

CPA®:17 – Global 6/30/2016 10-Q – 40

Lease Composition and Leasing Activities

As of June 30, 2016, approximately 51.8% of our net leases, based on consolidated ABR, provide for adjustments based on formulas indexed to changes in the CPI, or similar indices for the jurisdiction in which the property is located, some of which have caps and/or floors. In addition, 46.1% of our net leases on that same basis have fixed rent adjustments, for which consolidated ABR is scheduled to increase by an average of 1.3% in the next 12 months. We own international investments and, therefore, lease revenues from these investments are subject to exchange rate fluctuations in various foreign currencies, primarily the euro.

The following discussion presents a summary of rents on existing properties arising from leases with new tenants and renewed leases with existing tenants for the periods presented and, therefore, does not include new acquisitions for our portfolio during the periods presented.

During the three months ended June 30, 2016, we signed two such leases totaling 2,988 square feet of leased space. Both leases were extensions with existing tenants. The average new rent for these leases is $17.75 per square foot, compared to the average former rent of $16.54 per square foot.

During the six months ended June 30, 2016, we signed six such leases totaling 208,463 square feet of leased space. Of these leases, two were with new tenants and four were extensions with existing tenants. The average new rent for these leases is $8.09 per square foot, compared to the average former rent of $7.75 per square foot. We provided aggregate tenant improvement allowances totaling $2.5 million on two of these leases.

CPA®:17 – Global 6/30/2016 10-Q – 41

Property Level Contribution

The following table presents the property level contribution for our consolidated net-leased and operating properties as well as a reconciliation to Net income attributable to CPA®:17 – Global (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
Existing Net-Leased Properties
Lease revenues	$75,818	$75,056	$762	$151,118	$150,432	$686
Depreciation and amortization	(21,011)	(21,808)	797	(41,949)	(43,599)	1,650
Property expenses	(3,762)	(3,019)	(743)	(7,390)	(6,011)	(1,379)
Property level contribution	51,045	50,229	816	101,779	100,822	957
Recently Acquired Net-Leased Properties
Lease revenues	10,652	4,568	6,084	20,870	6,049	14,821
Depreciation and amortization	(3,920)	(1,437)	(2,483)	(7,521)	(1,952)	(5,569)
Property expenses	316	(754)	1,070	174	(789)	963
Property level contribution	7,048	2,377	4,671	13,523	3,308	10,215
Operating Properties (a)
Revenues	9,389	6,479	2,910	16,092	12,717	3,375
Property expenses	(3,516)	(2,533)	(983)	(6,158)	(5,104)	(1,054)
Depreciation and amortization	(3,296)	(1,263)	(2,033)	(4,557)	(2,576)	(1,981)
Property level contribution	2,577	2,683	(106)	5,377	5,037	340
Properties Sold or Held for Sale
Revenues	4,283	5,752	(1,469)	10,397	11,352	(955)
Property expenses	(1,780)	(2,349)	569	(4,211)	(4,635)	424
Depreciation and amortization	(753)	(1,758)	1,005	(2,288)	(3,703)	1,415
Property level contribution	1,750	1,645	105	3,898	3,014	884
Total Property Level Contribution
Lease revenues	86,470	79,624	6,846	171,988	156,481	15,507
Property expenses	(3,446)	(3,773)	327	(7,216)	(6,800)	(416)
Operating property revenues	13,672	12,231	1,441	26,489	24,069	2,420
Operating property expenses	(5,296)	(4,882)	(414)	(10,369)	(9,739)	(630)
Depreciation and amortization	(28,980)	(26,266)	(2,714)	(56,315)	(51,830)	(4,485)
Property Level Contribution	62,420	56,934	5,486	124,577	112,181	12,396
Add other income:
Interest income and other	2,057	10,685	(8,628)	4,226	13,235	(9,009)
Less other expenses:
Asset management fees	(7,484)	(7,300)	(184)	(14,966)	(14,442)	(524)
Acquisition expenses	(3,983)	(39)	(3,944)	(5,340)	(642)	(4,698)
General and administrative	(3,862)	(3,952)	90	(8,328)	(8,795)	467
Impairment charges	—	(456)	456	—	(1,023)	1,023
Other Income and Expenses
Gain on change in control of interests	49,922	—	49,922	49,922	—	49,922
Interest expense	(25,368)	(23,216)	(2,152)	(49,979)	(45,241)	(4,738)
Other income and (expenses)	(6,764)	4,204	(10,968)	(3,224)	810	(4,034)
Equity in earnings of equity method investments in real estate	1,580	4,488	(2,908)	3,752	7,703	(3,951)
	19,370	(14,524)	33,894	471	(36,728)	37,199
Income before income taxes and gain on sale of real estate	68,518	41,348	27,170	100,640	63,786	36,854
Provision for income taxes	(2,294)	(1,973)	(321)	(4,197)	(2,764)	(1,433)
Income before gain on sale of real estate	66,224	39,375	26,849	96,443	61,022	35,421
Gain on sale of real estate, net of tax	25,017	—	25,017	50,415	2,197	48,218
Net Income	91,241	39,375	51,866	146,858	63,219	83,639
Net income attributable to noncontrolling interests	(9,383)	(10,935)	1,552	(19,577)	(20,199)	622
Net Income Attributable to CPA®:17 – Global	$81,858	$28,440	$53,418	$127,281	$43,020	$84,261
__________

CPA®:17 – Global 6/30/2016 10-Q – 42

(a) Includes recently acquired self-storage properties.

Property level contribution is a non-GAAP financial measure that we believe to be a useful supplemental measure for management and investors in evaluating and analyzing the financial results of our net-leased and operating properties over time. Property level contribution presents the lease and operating property revenues, less property expenses and depreciation and amortization. We believe that Property level contribution allows for meaningful comparison between periods of the direct costs of owning and operating our net-leased assets and operating properties. When a property is leased on a net lease basis, reimbursable tenant costs are recorded as both income and property expense and, therefore, have no impact on the Property level contribution. While we believe that Property level contribution is a useful supplemental measure, it should not be considered as an alternative to Net income attributable to CPA®:17 – Global as an indication of our operating performance.

Existing Net-Leased Properties

Existing net-leased properties are those we acquired or placed into service prior to January 1, 2015. At June 30, 2016, we had 227 existing net-leased properties.

For the three months ended June 30, 2016, as compared to the same period in 2015, property level contribution for existing net-leased properties increased by $0.8 million, due to an increase in lease revenues of $0.8 million and a decrease in depreciation and amortization expense of $0.8 million, partially offset by an increase in property expenses of $0.7 million. Lease revenues increased primarily from CPI-related rent increases of $0.4 million and revenues from build-to-suit expansions of $0.3 million. The decrease in depreciation and amortization occurred primarily as a result of a lease extension executed in September 2015.

For the six months ended June 30, 2016, as compared to the same period in 2015, property level contribution for existing net-leased properties increased by $1.0 million, due to an increase in lease revenues of $0.7 million and a decrease in depreciation and amortization of $1.7 million, partially offset by an increase in property expense of $1.4 million. Lease revenues increased primarily from CPI-related rent increases of $0.9 million and revenues from build-to-suit expansions of $0.5 million and were partially offset by rent decreases from lease restructuring and financing adjustments of $0.4 million. The decrease in depreciation and amortization occurred primarily as a result of a lease extension executed in September 2015.

Recently Acquired Net-Leased Properties

Recently acquired net-leased properties are those that we acquired or placed into service subsequent to December 31, 2014.

For the three and six months ended June 30, 2016, compared to the same periods in 2015, property level contribution from recently acquired net-leased properties increased by $4.7 million and $10.2 million, respectively, primarily due to an increase in lease revenues of $6.1 million and $14.8 million, respectively, as a result of the 23 properties acquired or placed into service during 2015 and 2016, partially offset by an increase in depreciation and amortization expense of $2.5 million and $5.6 million, respectively.

Operating Properties

Other real estate operations represent primarily the results of operations, or revenues and operating expenses, of our 59 wholly-owned self-storage properties. Our self-storage properties include both existing and recently acquired investments. Additionally, other real estate operations includes the results of operations of a parking garage attached to one of our existing net-leased properties.

For the three and six months ended June 30, 2016, compared to the same periods in 2015, property level contribution from operating properties remained substantially flat. On April 11, 2016, we acquired the remaining 15% controlling interest in five self-storage properties, that were previously accounted for as equity investments in real estate. As a result, we consolidated this investment and reflect 100% of the property level contribution from these assets for the three months ended June 30, 2016 (Note 4). For the three months ended June 30, 2016, the revenues, property expenses and depreciation and amortization from these properties were $2.6 million, $0.8 million and $2.0 million, respectively. The remaining increases in revenues from operating properties for both the three and six months ended June 30, 2016 as compared to the same periods in 2015 were primarily due to an increase in occupancy rate for our self-storage properties from 89.4% at June 30, 2015 to 92.7% at June 30, 2016.

CPA®:17 – Global 6/30/2016 10-Q – 43

Properties Sold or Held for Sale

During the three and six months ended June 30, 2016, we sold nine and 12 self-storage properties, respectively. At June 30, 2016, we had 22 self-storage properties classified as held for sale (Note 13), all of which were sold on August 1, 2016 (Note 15). For the three months ended June 30, 2016 and 2015, property level contribution from properties sold or held for sale was $1.8 million and $1.6 million, respectively. For the six months ended June 30, 2016 and 2015, property level contribution from properties sold or held for sale was $3.9 million and $3.0 million, respectively.

Other Revenues and Expenses

Interest Income and Other

Interest income and other primarily consists of interest earned on our loans receivable and CMBS investments. For the three and six months ended June 30, 2016, compared to the same periods in 2015, interest income and other decreased by $8.6 million and $9.0 million, respectively, primarily due to proceeds received of $6.3 million during the second quarter of 2015 relating to a bankruptcy settlement claim with a former tenant. Additionally, one loan receivable was repaid to us in December 2015, resulting in decreases in interest income of $1.1 million and $2.2 million during the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015 (Note 5).

Property Expenses — Asset Management Fees

For the three and six months ended June 30, 2016, compared to the same periods in 2015, asset management fees increased by $0.2 million and $0.5 million, respectively, due primarily to the growth in our investment volume during 2015 and 2016, and an increase in the estimated fair value of our real estate, both of which increased the asset base from which our Advisor earns a fee.

Acquisition Expenses

Acquisition expenses represent direct costs incurred to acquire properties in transactions that are accounted for as business combinations, whereby such costs are required to be expensed as incurred (Note 4). For the three and six months ended June 30, 2016, we incurred acquisition expenses of $4.0 million and $5.3 million, respectively, related to our asset acquisitions that were deemed to be business combinations.

General and Administrative

For the three and six months ended June 30, 2016, compared to the same periods in 2015, general and administrative expenses decreased by $0.1 million and $0.5 million, respectively, primarily due to a decrease in reimbursable overhead and compensation of $0.4 million and $1.3 million, respectively, as a result of a decline in the percentage and total costs allocable to us from our Advisor (Note 3), slightly offset by an increase in investor relations expenses of $0.2 million, and $0.6 million, respectively.

Impairment Charges

During the three and six months ended June 30, 2015, we incurred other-than-temporary impairment charges of $0.5 million and $1.0 million, respectively, on two tranches in our CMBS portfolio in order to reduce their carrying values to their estimated fair values as a result of non-performance.

Gain on Change in Control of Interests

In connection with our acquisition of the remaining 15% controlling interest in a jointly-owned investment in five self-storage properties that was previously accounted for as an equity method investment, we recorded a $49.9 million gain on change in control of interests during each of the three and six months ended June 30, 2016 (Note 4). As a result of this acquisition, we consolidate this investment as of June 30, 2016. The gain on change in control represents the difference between our carrying values and the fair values of our previously held equity interests in these properties.

CPA®:17 – Global 6/30/2016 10-Q – 44

Interest Expense

Our interest expense is directly impacted by the mortgage financing obtained or assumed in connection with our investing activity. During the three and six months ended June 30, 2016, we obtained financing of $39.0 million and $108.2 million, respectively (Note 10).

For the three and six months ended June 30, 2016, compared to the same periods in 2015, interest expense increased by $2.2 million and $4.7 million, respectively, primarily due to mortgage financing obtained or assumed in connection with our investing activity during 2015 and 2016.

Other Income and (Expenses)

Other income and (expenses) primarily consists of gains and losses on foreign currency transactions, derivative instruments, and extinguishment of debt. We make intercompany loans to a number of our foreign subsidiaries, most of which do not have the U.S. dollar as their functional currency. Remeasurement of foreign currency intercompany transactions that are scheduled for settlement, consisting primarily of accrued interest and short term loans, are included in the determination of net income. We also recognize gains or losses on foreign currency transactions when we repatriate cash from our foreign investments or hold foreign currencies in entities with a U.S. dollar currency designation. In addition, we have certain derivative instruments, including common stock warrants, foreign currency contracts and a swaption, that are not designated as hedges for accounting purposes, for which realized and unrealized gains and losses are included in earnings. The timing and amount of such gains or losses cannot always be estimated and are subject to fluctuation.

For the three months ended June 30, 2016, we recognized net other expense of $6.8 million, which was primarily comprised of a $5.1 million loss recognized on the extinguishment of debt (Note 10), and $2.8 million of realized and unrealized foreign currency transaction losses related to our international investments, partially offset by $1.1 million of gains recognized on derivatives.

For the three months ended June 30, 2015, we recognized net other income of $4.2 million, which was primarily comprised of $2.3 million of realized and unrealized foreign currency transaction gains related to our international investments, $1.6 million of gains recognized on derivatives, and $0.4 million of interest income received on our cash balances held with financial institutions, partially offset by $0.3 million of loss recognized on the extinguishment of debt.

For the six months ended June 30, 2016, we recognized net other expense of $3.2 million, which was primarily comprised of a $7.6 million loss recognized on the extinguishment of debt (Note 10) and partially offset by $1.0 million of realized and unrealized foreign currency transaction gains related to our international investments, and $3.3 million of gains recognized on derivatives.

For the six months ended June 30, 2015, we recognized net other income of $0.8 million, which was primarily comprised of $4.7 million of gains recognized on derivatives and $0.6 million of interest income received on our cash balances held with financial institutions, partially offset by $4.4 million of realized and unrealized foreign currency transaction losses related to our international investments and $0.3 million of loss recognized on the extinguishment of debt.

CPA®:17 – Global 6/30/2016 10-Q – 45

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

	Three Months Ended June 30,		Six Months Ended June 30,
Lessee	2016	2015	2016	2015
Net Lease:
C1000 Logistiek Vastgoed B.V.	$1,221	$747	$2,040	$1,453
U-Haul Moving Partners, Inc. and Mercury Partners, LP	610	614	1,224	1,210
Tesco plc	441	167	578	347
Berry Plastics Corporation	418	411	834	818
Hellweg Die Profi-Baumärkte GmbH & Co. KG (referred to as Hellweg 2) (a)	317	426	423	1,395
BPS Nevada, LLC	307	333	260	719
State Farm	187	197	373	408
Eroski Sociedad Cooperativa — Mallorca	177	171	339	333
Bank Pekao S.A.	163	94	345	364
Agrokor d.d. (referred to as Agrokor 5)	61	68	144	21
Dick’s Sporting Goods, Inc.	32	29	62	55
Apply Sørco AS	7	73	51	118
	3,941	3,330	6,673	7,241
Self-Storage:
Madison Storage NYC, LLC and Veritas Group IX-NYC, LLC (b)	—	(547)	(433)	(1,024)
	—	(547)	(433)	(1,024)
All Other:
IDL Wheel Tenant, LLC (c)	(2,318)	—	(3,490)	—
BG LLH, LLC (d)	(1,749)	(101)	(870)	(1,467)
Shelborne Property Associates, LLC (e)	912	1,147	284	1,843
BPS Nevada, LLC - Preferred Equity	794	659	1,588	1,110
	(2,361)	1,705	(2,488)	1,486
Total equity in earnings of equity method investments in real estate	$1,580	$4,488	$3,752	$7,703
__________

(a)
The decrease in income primarily relates to the recognition of tax benefits as an outcome of the tax audits for the prior years. The lower tax assessments for 2013 led to a tax benefit adjustment during the three months ended March 31, 2015.

(b)	In April 2016, we purchased the remaining 15% controlling interest in this equity investment and therefore consolidated this investment for the three months ended June 30, 2016 (Note 4).

(c)	This build-to-suit investment was placed into service in May 2015 and operated at a loss for the three and six months ended June 30, 2016.

(d)
During the three and six months ended June 30, 2016, our share of losses in the underlying investment were higher than in the comparable prior year periods, predominantly due to the write-off of deferred financing costs as a result of a debt refinancing on the investment. Loss for the six months ended June 30, 2016 was partially offset by a bargain purchase gain recorded by the investment. During the three and six months ended June 30, 2015, third-party equity contributions resulted in a reduction of our losses.

CPA®:17 – Global 6/30/2016 10-Q – 46

(e)
Variances between the three and six months ended June 30, 2016 and the comparable periods in 2015 were primarily due to capital contributions from our partners to partially fund cumulative losses that had previously been recognized on our investment as a result of applying the hypothetical liquidation book value model. The decrease in equity earnings recognized in the three and six months ended June 30, 2016 as compared to the same periods in 2015 was primarily because we were required to absorb more losses during the three and six months ended June 30, 2016 compared to the respective prior year periods since the other partners’ capital balances were reduced to zero between the two periods.

Gain on Sale of Real Estate, Net of Tax

During the three and six months ended June 30, 2016, we recognized gains on sales of real estate of $25.0 million and $50.4 million, respectively, as a result of the sales of nine and 12 self-storage properties, respectively. During the six months ended June 30, 2015, we recognized a deferred gain on sale of real estate, net of tax, of $2.2 million as a result of the partial sale related to I Shops LLC which occurred in 2014 (Note 13).

Net Income Attributable to Noncontrolling Interests

For the three and six months ended June 30, 2016, compared to the same periods in 2015, net income attributable to noncontrolling interests decreased by $1.6 million and $0.6 million, respectively, primarily due to $2.1 million of our affiliate’s share of proceeds from a bankruptcy settlement claim with a former tenant received during the second quarter of 2015, partially offset by an increase in the Available Cash Distribution paid to our Advisor as a result of our investment activity since June 30, 2015.

Net Income Attributable to CPA®:17 – Global

For the three and six months ended June 30, 2016, compared to the same periods in 2015, the resulting net income attributable to CPA®:17 – Global increased by $53.4 million and $84.3 million, respectively.

Modified Funds from Operations and Adjusted Modified Funds from Operations

MFFO and Adjusted MFFO are non-GAAP measures that we use to evaluate our business. For definitions of MFFO and Adjusted MFFO, and respective reconciliations to net income attributable to CPA®:17 – Global, see Supplemental Financial Measures below.

For the three and six months ended June 30, 2016, compared to the same periods in 2015, MFFO increased by $2.1 million and $4.3 million, respectively, primarily due to increased lease revenues driven by new acquisitions.

For the three and six months ended June 30, 2016, compared to the same periods in 2015, Adjusted MFFO increased by $2.8 million and $4.6 million, respectively, primarily due to increased lease revenues driven by new acquisitions.

Liquidity and Capital Resources

We use the cash flow generated from our investments primarily to meet our operating expenses, service debt, and fund distributions to stockholders. We currently expect that, for the short term, the cash requirements discussed below will be funded by our cash on hand, financings, or unused capacity under our Senior Credit Facility. We may also use proceeds from financings and asset sales for the acquisition of real estate and real estate related investments.

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

CPA®:17 – Global 6/30/2016 10-Q – 47

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

Operating Activities — Net cash provided by operating activities decreased by $20.8 million during the six months ended June 30, 2016 as compared to the same period in 2015, primarily due to $7.2 million related to a timing difference in the exchange of currency related to the settlement of two foreign currency forward contracts that matured on June 30, 2016, a $4.7 million increase in interest expense as a result of debt activity since June 30, 2015, a $4.7 million increase in acquisition expenses related to our business combinations in 2016, and $7.1 million of defeasance fees and costs paid in connection with debt repayments, partially offset by an increase in operating cash flow generated from investments acquired after June 30, 2015.

Investing Activities — Our investing activities are generally comprised of real estate-related transactions, payment of deferred acquisition fees to our Advisor related to asset acquisitions, and capitalized property-related costs. During the six months ended June 30, 2016, we sold 12 self-storage properties for net proceeds of $107.7 million, net of selling costs. We had net cash outflows of $76.6 million related to a change in restricted cash and received $22.3 million as a return of capital from our equity method investments in real estate. We funded $51.8 million for real estate investment acquisitions and $5.9 million in capital expenditures for owned real estate (Note 4, Note 5).

Financing Activities — During the six months ended June 30, 2016, we paid distributions to our stockholders related to the fourth quarter of 2015 and the first quarter of 2016 totaling $109.9 million, which were comprised of cash distributions of $58.0 million and distributions that were reinvested in shares of our common stock by stockholders through our distribution reinvestment plan of $51.9 million. Our gross borrowings under our Senior Credit Facility were $75.7 million and repayments were $169.6 million. We received $107.4 million in proceeds from non-recourse mortgage financings related to new and existing investments (Note 10). We made scheduled and unscheduled mortgage principal installments totaling $58.0 million and paid distributions of $19.8 million to affiliates that hold noncontrolling interests in various investments jointly-owned with us.

Distributions

Our objectives are to generate sufficient cash flow over time to provide stockholders with distributions and to seek investments with potential for capital appreciation throughout varying economic cycles. During the six months ended June 30, 2016, we declared distributions to our stockholders totaling $110.5 million, which were comprised of $58.5 million of cash distributions and $52.0 million of distributions reinvested in our shares by stockholders through our distribution reinvestment plan. We funded 84.1% of these distributions from Net cash provided by operating activities, with the remainder funded from other investing and financing cash flows. Since inception, we have funded 97.2% of our cumulative distributions from Net cash provided by operating activities, with the remaining 2.8%, or $32.2 million, being funded primarily from proceeds of our public offerings and, to a lesser extent, other sources. As we have fully invested the proceeds of our offerings, we expect that in the future, if distributions cannot be fully sourced from Net cash provided by operating activities, they may be sourced from the proceeds of financings or the sales of assets.  In determining our distribution policy during the periods in which we are investing capital, we place primary emphasis on projections of cash flow from operations, together with cash distributions from our unconsolidated investments, rather than on historical results of operations (though these and other factors may be a part of our consideration). Thus, in setting a distribution rate, we focus primarily on expected returns from those investments we have already made, as well as our anticipated rate of return from future investments, to assess the sustainability of a particular distribution rate over time.

CPA®:17 – Global 6/30/2016 10-Q – 48

Redemptions

We maintain a quarterly redemption program pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from stockholders seeking liquidity. During the six months ended June 30, 2016, we received 594 requests to redeem 2,034,606 shares of our common stock pursuant to our redemption plan, all of which were redeemed during the period. The weighted-average price per share at which the shares were redeemed was $9.57, which is net of redemptions fees, and totaled $19.5 million. During the six months ended June 30, 2015, we received requests to redeem 1,575,481 shares of common stock pursuant to our redemption plan, all of which were redeemed during the second quarter of 2015. The weighted-average price per share at which these shares were redeemed was $9.16, which is net of redemption fees, and totaled $14.4 million.

Summary of Financing

The table below summarizes our non-recourse debt and Senior Credit Facility (dollars in thousands):

	June 30, 2016	December 31, 2015 (a)
Carrying Value
Fixed rate	$1,338,732	$1,266,087
Variable rate:
Senior Credit Facility	19,682	112,834
Non-recourse debt:
Amount subject to interest rate swaps	423,667	412,074
Floating interest rate mortgage loans	216,312	167,825
Amount of fixed-rate debt subject to interest rate reset features	35,747	35,788
	675,726	615,687
	$2,034,140	$1,994,608
Percent of Total Debt
Fixed rate	66%	63%
Variable rate	34%	37%
	100%	100%
Weighted-Average Interest Rate at End of Period
Fixed rate	5.0%	5.3%
Variable rate (b)	3.8%	4.0%
__________

(a)
In accordance with ASU 2015-03, we reclassified deferred financing costs from Other assets, net to Non-recourse debt, net and the Term Loan included in Senior Unsecured Credit Facility, net as of December 31, 2015 (Note 2).

(b)	The impact of our derivative instruments is reflected in the weighted-average interest rates.

Cash Resources

At June 30, 2016, our cash resources consisted primarily of cash and cash equivalents totaling $109.3 million. Of this amount, $35.9 million, at then-current exchange rates, was held in foreign subsidiaries, but we could be subject to restrictions or significant costs should we decide to repatriate these amounts. We also had our Senior Credit Facility with unused capacity of $230.0 million at June 30, 2016. Our cash resources may be used for future investments and can be used for working capital needs, other commitments, and distributions to our stockholders.

CPA®:17 – Global 6/30/2016 10-Q – 49

Cash Requirements

During the next 12 months, we expect that our cash requirements will include payments to acquire new investments; funding capital commitments such as build-to-suit projects and ADC Arrangements; paying distributions to our stockholders and to our affiliates that hold noncontrolling interests in entities we control; making share repurchases pursuant to our quarterly redemption program; and making scheduled debt service payments and repayments of borrowings under our Revolver; as well as other normal recurring operating expenses. Balloon payments totaling $411.8 million and $110.0 million on our consolidated and unconsolidated non-recourse mortgage loan obligations, respectively, are also due during the next 12 months. Our Advisor is actively seeking to refinance certain of these loans, although there can be no assurance that it will be able to do so on favorable terms, if at all. Capital and other lease commitments totaling $15.5 million are expected to be funded during the next 12 months. We expect to fund future investments, capital commitments, any capital expenditures on existing properties, scheduled and unscheduled debt payments on our mortgage loans, and repayments of borrowings under our Revolver through the use of our cash reserves, cash generated from operations, and proceeds from repayments of notes receivable, financings and asset sales.

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements, and other contractual obligations (primarily our capital commitments and lease obligations) at June 30, 2016, and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Non-recourse debt — principal (a)	$2,029,736	$441,284	$396,767	$341,372	$850,313
Senior Credit Facility — principal (b)	20,000	—	20,000	—	—
Deferred acquisition fees — principal	5,959	4,013	1,946	—	—
Interest on borrowings and deferred acquisition fees	380,484	84,985	125,325	100,994	69,180
Capital commitments (c)	13,273	12,654	619	—	—
Operating and other lease commitments (d)	75,861	2,874	5,990	5,367	61,630
Asset retirement obligations, net (e)	24,742	—	—	—	24,742
	$2,550,055	$545,810	$550,647	$447,733	$1,005,865
__________

(a)	Excludes deferred financing costs totaling $11.0 million and unamortized discount, net of $4.3 million on seven notes, which were included in Non-recourse debt at June 30, 2016.

(b)
Excludes deferred financing costs totaling $0.3 million and unamortized discount of $0.1 million on our Senior Credit Facility, which is scheduled to mature on August 26, 2018, unless extended by us pursuant to its terms.

(c)
Capital commitments include (i) current build-to-suit projects of $9.6 million (Note 4), (ii) $3.0 million related to unfunded tenant improvements, and (iii) $0.7 million related to other construction commitments.

(d)
Operating commitments consist of rental obligations under ground leases. Other lease commitments consist of our estimated share of future rents payable for the purpose of leasing office space pursuant to the advisory agreement. Amounts are estimated based on current allocation percentages among WPC and the other Managed REITs as of June 30, 2016 (Note 3).

(e)
Represents the estimated amount of future obligations estimated for the removal of asbestos and environmental waste in connection with several of our investments, payable upon the retirement or sale of the assets.

Amounts in the table above that relate to our foreign operations are based on the exchange rate of the local currencies at June 30, 2016, which consisted primarily of the euro. At June 30, 2016, we had no material capital lease obligations for which we were the lessee, either individually or in the aggregate.

Equity Method Investments

We have interests in unconsolidated investments that own single-tenant properties net leased to companies. Generally, the underlying investments are jointly-owned with our affiliates (Note 6). At June 30, 2016, on a combined basis, these investments had total assets of approximately $4.2 billion and third-party non-recourse mortgage debt of $2.6 billion. At that date, our pro

CPA®:17 – Global 6/30/2016 10-Q – 50

rata share of the aggregate debt for these investments was $495.5 million. Cash requirements with respect to our share of these debt obligations are discussed above under Cash Requirements.

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

CPA®:17 – Global 6/30/2016 10-Q – 51

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

CPA®:17 – Global 6/30/2016 10-Q – 52

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

CPA®:17 – Global 6/30/2016 10-Q – 53

FFO, MFFO and Adjusted MFFO were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income attributable to CPA®:17 – Global	$81,858	$28,440	$127,281	$43,020
Adjustments:
Depreciation and amortization of real property	29,014	26,208	56,378	51,718
Gain on sale of real estate	(25,017)	—	(50,415)	(2,197)
Proportionate share of adjustments to equity in net income of partially-owned entities to arrive at FFO:
Depreciation and amortization of real property	8,056	6,960	17,919	15,540
Proportionate share of adjustments for noncontrolling interests to arrive at FFO	(145)	(148)	(287)	(286)
Total adjustments	11,908	33,020	23,595	64,775
FFO attributable to CPA®:17 – Global — as defined by NAREIT	93,766	61,460	150,876	107,795
Adjustments:
Gain on change in control of interest (a)	(49,922)	—	(49,922)	—
Unrealized losses (gains) on foreign currency, derivatives, and other	5,460	(2,938)	46	3,881
Loss on extinguishment of debt	5,091	270	7,590	270
Straight-line and other rent adjustments (b)	(4,989)	(4,988)	(10,449)	(10,091)
Merger and acquisition expenses (c)	3,983	39	5,340	642
Realized gains on foreign currency, derivatives and other	(3,834)	(921)	(4,439)	(4,090)
Amortization of premiums on debt investments, net	597	156	903	81
Above- and below-market rent intangible lease amortization, net (d)	(104)	(327)	(232)	(693)
Impairment charges (e)	—	456	—	1,023
Proportionate share of adjustments to equity in net income of partially-owned entities to arrive at MFFO:
Realized losses on foreign currency, derivatives, and other	3,420	196	3,488	297
Loss on extinguishment of debt	978	—	978	—
Unrealized losses on foreign currency, derivatives, and other	504	—	353	—
Above- and below-market rent intangible lease amortization, net (d)	351	(5)	699	371
Acquisition expenses (c)	103	(49)	(1,135)	335
Straight-line and other rent adjustments (b)	(36)	(68)	(75)	(141)
Amortization of premiums on debt investments, net	—	95	95	189

Proportionate share of adjustments for noncontrolling interests to arrive at MFFO	82	8	209	174
Total adjustments	(38,316)	(8,076)	(46,551)	(7,752)
MFFO attributable to CPA®:17 – Global	55,450	53,384	104,325	100,043
Adjustments:
Hedging gains	1,298	1,384	3,678	5,041
Deferred taxes	951	164	1,910	202
Total adjustments	2,249	1,548	5,588	5,243
Adjusted MFFO attributable to CPA®:17 – Global	$57,699	$54,932	$109,913	$105,286
__________

CPA®:17 – Global 6/30/2016 10-Q – 54

(a)
Gain on change in control of interests for the three and six months ended June 30, 2016 represents a gain recognized on our acquisition of a 15% controlling interest in five self-storage properties, which we had previously accounted for as an equity method investment.

(b)
Under GAAP, rental receipts are allocated to periods using an accrual basis. This may result in timing of income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), management believes that MFFO and Adjusted MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, provides insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

(c)
In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO and Adjusted MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our Advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income, a performance measure under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to stockholders, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property.

(d)
Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that, by excluding charges relating to amortization of these intangibles, MFFO and Adjusted MFFO provides useful supplemental information on the performance of the real estate.

(e)
Impairment charges were incurred on our CMBS portfolio and are considered non-real estate impairments. As such, these impairment charges were not included as an add back adjustment in our computation of FFO, as defined by NAREIT, but are included as an adjustment in arriving at MFFO and Adjusted MFFO because these charges are not directly related or attributable to our operations.

CPA®:17 – Global 6/30/2016 10-Q – 55

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

Generally, we do not use derivative instruments to hedge credit/market risks or for speculative purposes. However, from time to time, we may enter into foreign currency forward contracts and collars to hedge our foreign currency cash flow exposures.

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

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we have historically attempted to obtain non-recourse mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our joint investment partners have obtained, and may in the future obtain, variable-rate non-recourse mortgage loans, and, as a result, we have entered into, and may continue to enter into, swaptions, interest rate swap agreements or interest rate cap agreements with lenders. Interest rate swap agreements effectively convert the variable-rate debt service obligations of a loan to a fixed rate, while interest rate cap agreements limit the underlying interest rate from exceeding a specified strike rate. Interest rate swaps are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flows over a specific period, and interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments that, where applicable, are designated as cash flow hedges on the forecasted interest payments on the debt obligation. The face amount on which the swaps or caps are based is not exchanged. A swaption is an option that gives us the right, but not the obligation, to enter into an interest rate swap under which we would pay a fixed-rate and receive a variable-rate.  At the option’s expiration, we may also elect to cash settle the option if such option is “in-the-money” or allow the option to expire at no additional cost to us. Our objective in using these derivatives is to limit our exposure to interest rate movements. At June 30, 2016, we estimated that the total fair value of our interest rate swaps, which are included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was in a liability position of $13.3 million (Note 9).

At June 30, 2016, our debt either bore interest at fixed rates, bore interest at floating rates, was swapped to a fixed rate, or bore interest at fixed rates that were scheduled to convert to then-prevailing market fixed rates at certain future points during their term. The annual interest rates on our fixed-rate debt at June 30, 2016 ranged from 1.9% to 10.9%. The contractual annual interest rates on our variable-rate debt at June 30, 2016 ranged from 1.3% to 6.1%. Our debt obligations are more fully described under Liquidity and Capital Resources – Summary of Financing in Item 2 above. The following table presents principal cash outflows for the remainder of 2016, each of the next four calendar years following December 31, 2016, and thereafter, based upon expected maturity dates of our debt obligations outstanding at June 30, 2016 (in thousands):

	2016 (Remainder)	2017	2018	2019	2020	Thereafter	Total	Fair value
Fixed-rate debt (a)	$38,112	$247,579	$58,697	$30,752	$138,944	$833,528	$1,347,612	$1,394,417
Variable-rate debt (a) (b)	$182,973	$169,382	$138,718	$2,632	$2,880	$205,539	$702,124	$701,352
__________

(a)	Amounts are based on the exchange rate at June 30, 2016, as applicable.

(b)	Includes $20.0 million outstanding under our Senior Credit Facility, which is scheduled to mature on August 26, 2018, unless extended by us pursuant to its terms.

CPA®:17 – Global 6/30/2016 10-Q – 56

At June 30, 2016, the estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates, or has effectively been converted to a fixed rate through the use of interest rate swaps, or that has been subject to interest rate caps, is affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at June 30, 2016 by an aggregate increase of $56.7 million or an aggregate decrease of $73.2 million, respectively. Annual interest expense on our unhedged variable-rate debt that does not bear interest at fixed rates at June 30, 2016 would increase or decrease by $2.4 million for each respective 1% change in annual interest rates.

As more fully described under Liquidity and Capital Resources – Summary of Financing in Item 2 above, our variable-rate debt in the table above bore interest at fixed rates at June 30, 2016, but has interest rate reset features that will change the fixed interest rates to then-prevailing market fixed rates at certain points during their term. This debt is generally not subject to short-term fluctuations in interest rates.

Foreign Currency Exchange Rate Risk

We own international investments, primarily in Europe and Asia, and as a result, are subject to risk from the effects of exchange rate movements in various foreign currencies, primarily the euro and, to a lesser extent, the British pound sterling, the Japanese yen, the Norwegian krone, and the Indian rupee, which may affect future costs and cash flows. Although all of our foreign investments through the second quarter of 2016 were conducted in these currencies, we may conduct business in other currencies in the future. We manage foreign currency exchange rate movements by generally placing both our debt service obligation to the lender and the tenant’s rental obligation to us in the same currency. This reduces our overall exposure to the actual equity that we have invested and the equity portion of our cash flow. In addition, we may use currency hedging to further reduce the exposure to our equity cash flow. We are generally a net receiver of these currencies (we receive more cash than we pay out), therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar, relative to the foreign currency.

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

The June 23, 2016 referendum by voters in the United Kingdom to exit the European Union, a process commonly referred to as “Brexit,” adversely impacted global markets, including the respective currencies, and resulted in a sharp decline in the value of the British pound sterling and to a lesser extent, the euro as compared to the U.S. dollar.  Volatility in exchange rates is expected to continue as the United Kingdom negotiates its likely exit from the European Union.

Scheduled future minimum rents, exclusive of renewals, under non-cancelable operating leases for our consolidated foreign operations as of June 30, 2016, during the remainder of 2016, each of the next four calendar years following December 31, 2016, and thereafter, are as follows (in thousands):

Lease Revenues (a)	2016 (Remainder)	2017	2018	2019	2020	Thereafter	Total
Euro (b)	$51,930	$103,215	$103,376	$103,539	$103,939	$830,828	$1,296,827
British pound sterling (c)	2,625	5,207	5,207	5,207	5,221	51,974	75,441
Japanese yen (d)	1,548	3,071	3,071	3,071	3,079	3,812	17,652
	$56,103	$111,493	$111,654	$111,817	$112,239	$886,614	$1,389,920

CPA®:17 – Global 6/30/2016 10-Q – 57

Scheduled debt service payments (principal and interest) for mortgage notes payable, with regard to our consolidated foreign operations, as of June 30, 2016, during the remainder of 2016, each of the next four calendar years following December 31, 2016, and thereafter, are as follows (in thousands):

Debt Service (a) (e)	2016 (Remainder)	2017	2018	2019	2020	Thereafter	Total
Euro (b)	$204,306	$131,255	$13,659	$10,824	$75,334	$185,674	$621,052
British pound sterling (c)	11,996	1,344	1,310	12,159	—	—	26,809
Japanese yen (d)	255	25,865	—	—	—	—	26,120
	$216,557	$158,464	$14,969	$22,983	$75,334	$185,674	$673,981
__________

(a)
Amounts are based on the applicable exchange rates at June 30, 2016. Contractual rents and debt obligations are denominated in the functional currency of the country of each property. Our foreign operations denominated in the Norwegian krone and Indian rupee are related to an unconsolidated jointly-owned investment and a foreign debenture, respectively, and are excluded from the amounts in the tables.

(b)
We estimate that, for a 1% increase or decrease in the exchange rate between the euro and the U.S. dollar, there would be a corresponding change in the projected estimated property-level cash flow at June 30, 2016 of $6.8 million.

(c)
We estimate that, for a 1% increase or decrease in the exchange rate between the British pound sterling and the U.S. dollar, there would be a corresponding change in the projected estimated property-level cash flow at June 30, 2016 of $0.5 million.

(d)
We estimate that, for a 1% increase or decrease in the exchange rate between the Japanese yen and the U.S. dollar, there would be a corresponding change in the projected estimated property-level cash flow at June 30, 2016 of less than $0.1 million.

(e)	Interest on unhedged variable-rate debt obligations was calculated using the applicable annual interest rates and balances outstanding at June 30, 2016.

As a result of scheduled balloon payments on certain of our international non-recourse mortgage loans, projected debt service obligations exceed projected lease revenues in 2016 and 2017. In 2016, balloon payments totaling $202.4 million are due on three non-recourse mortgage loans. In 2017, balloon payments totaling $137.9 million are due on eight non-recourse mortgage loans, of which a payment of $25.3 million on one loan was collateralized by properties that we own with affiliates. We currently anticipate that, by their respective due dates, we will have refinanced certain of these loans, but there can be no assurance that we will be able to do so on favorable terms, if at all. If refinancing has not occurred, we would expect to use our cash resources to make these payments, if necessary.

Concentration of Credit Risk

Concentrations of credit risk arise when a number of tenants are engaged in similar business activities or have similar economic risks or conditions that could cause them to default on their lease obligations to us. We regularly monitor our portfolio to assess potential concentrations of credit risk. While we believe our portfolio is reasonably well diversified, it does contain concentrations in certain areas in excess of 10%, based on the percentage of our consolidated total revenues or ABR. For the three months ended June 30, 2016, our consolidated portfolio had the following significant characteristics in excess of 10%, based on the percentage of our consolidated total revenues:

•	73% related to domestic properties, which included a concentration in Texas of 13%, and

•	27% related to international properties.

At June 30, 2016, our consolidated net-lease portfolio, which excludes investments within our Self-Storage and All Other segments, had the following significant property and lease characteristics in excess of 10% in certain areas, based on the percentage of our consolidated ABR as of that date:

•	66% related to domestic properties;

•	34% related to international properties;

•	32% related to office facilities, 24% related to retail facilities, 23% related to warehouse facilities, and 16% related to industrial facilities; and

•	27% related to the retail stores industry and 12% related to the business services industry.

CPA®:17 – Global 6/30/2016 10-Q – 58

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of June 30, 2016 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

CPA®:17 – Global 6/30/2016 10-Q – 59

PART II — OTHER INFORMATION

Item 1A. Risk Factors.

We are including the following additional risk factor, which should be read in conjunction with our description of risk factors provided in Part I, Item 1A. Risk Factors in our 2015 Annual Report:

Economic conditions and regulatory changes leading up to and following the United Kingdom’s likely exit from the European Union could have a material adverse effect on our business and results of operations.

Following a referendum on June 23, 2016, in which voters in the United Kingdom, or the U.K., approved an exit from the European Union, or the E.U., it is expected that the U.K. government will initiate a process to leave the E.U., a process commonly referred to as “Brexit.” If the Referendum is passed into law, negotiations would commence to determine the future terms of the U.K.’s relationship with the E.U., including the terms of trade between the U.K. and the E.U.

The announcement of Brexit caused significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business. As described elsewhere in this Report, we own real estate in foreign jurisdictions, including the U.K. and other European countries, and we translate revenue denominated in foreign currency into U.S. dollars for our financial statements. During periods of a strengthening U.S. dollar, our reported international lease revenue is reduced because foreign currencies translate into fewer U.S. dollars.

The longer-term effects of Brexit will depend on any agreements that the U.K. makes to retain access to E.U. markets, either during a transitional period or more permanently. The real estate industry faces substantial uncertainty regarding the impact of the likely exit of the U.K. from the E.U. Potential adverse consequences of Brexit include, but are not limited to: global economic uncertainty and deterioration, volatility in currency exchange rates, adverse changes in regulation of the real estate industry, disruptions to the markets we invest in and the tax jurisdictions we operate in (which may adversely impact tax benefits or liabilities in these or other jurisdictions), and/or negative impacts on the operations and financial conditions of our tenants. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. Any of these effects of Brexit, among others, could have a material negative impact on our operations, financial condition and results of operations.

CPA®:17 – Global 6/30/2016 10-Q – 60

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the three months ended June 30, 2016, we issued 365,784 shares of our common stock to our Advisor as consideration for asset management fees. These shares were issued at $10.24 per share, which represents our most recently published NAV as approved by our board of directors at the date of issuance. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(a)(2) of the Securities Act of 1933, the shares issued were deemed to be exempt from registration. In acquiring our shares, our Advisor represented that such interests were being acquired by it for investment purposes and not with a view to the distribution thereof. From inception through June 30, 2016, we have issued a total of 11,142,201 shares of our common stock to our Advisor as consideration for asset management fees.

Issuer Purchases of Equity Securities

The following table provides information with respect to repurchases of our common stock during the three months ended June 30, 2016:

	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or program (a)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or program (a)
2016 Period
April	4,001	$9.64	N/A	N/A
May	4,500	10.00	N/A	N/A
June	1,075,995	9.57	N/A	N/A
Total	1,084,496
__________

(a)
Represents shares of our common stock repurchased under our redemption plan, pursuant to which we may elect to redeem shares at the request of our stockholders subject to certain exceptions, conditions, and limitations. The maximum amount of shares purchasable by us in any period depends on a number of factors and is at the discretion of our board of directors. We generally receive fees in connection with share redemptions. During the three months ended June 30, 2016, we received 331 redemption requests for common stock, which were satisfied during that period.

CPA®:17 – Global 6/30/2016 10-Q – 61

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

101
The following materials from Corporate Property Associates 17 – Global Incorporated’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 and 2015, (iv) Consolidated Statements of Equity for the three and six months ended June 30, 2016 and 2015, (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, and (vi) Notes to Consolidated Financial Statements.
Filed herewith

CPA®:17 – Global 6/30/2016 10-Q – 62

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corporate Property Associates 17 – Global Incorporated
Date:	August 9, 2016
		By:	/s/ Hisham A. Kader
Hisham A. Kader
Chief Financial Officer
(Principal Financial Officer)

Date:	August 9, 2016
		By:	/s/ ToniAnn Sanzone
ToniAnn Sanzone
Chief Accounting Officer
(Principal Accounting Officer)

CPA®:17 – Global 6/30/2016 10-Q – 63

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

101
The following materials from Corporate Property Associates 17 – Global Incorporated’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 and 2015, (iv) Consolidated Statements of Equity for the three and six months ended June 30, 2016 and 2015, (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, and (vi) Notes to Consolidated Financial Statements.
Filed herewith