Form 10-Q
period 2016-09-30
Corporate Property Associates 17 - Global INC
filed 2016-11-09
CIK 1390213

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

or

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

Registrant has 345,373,859 shares of common stock, $0.001 par value, outstanding at October 31, 2016.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, or this Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of Part I of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. You should exercise caution in relying on forward-looking statements, as they involve known and unknown risks, uncertainties, and other factors that may materially affect our future results, performance, achievements, or transactions. Information on factors that could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the Securities and Exchange Commission, or the SEC, including but not limited to those described in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on March 15, 2016, or the 2015 Annual Report, and in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, as filed with the SEC on August 9, 2016. Except as required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements.

All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements of the registrant in Part I, Item 1. Financial Statements (Unaudited).

CPA®:17 – Global 9/30/2016 10-Q – 1

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	September 30, 2016	December 31, 2015
Assets
Investments in real estate:
Real estate, at cost	$2,701,186	$2,658,877
Operating real estate, at cost	258,873	275,521
Accumulated depreciation	(288,813)	(256,175)
Net investments in properties	2,671,246	2,678,223
Real estate under construction	1,578	1,068
Assets held for sale	14,850	—
Net investments in direct financing leases	510,755	495,564
Net investments in real estate	3,198,429	3,174,855
Equity investments in real estate	477,362	514,147
Cash and cash equivalents	310,738	152,889
In-place lease and tenant relationship intangible assets, net	433,849	445,223
Other intangible assets, net	77,004	80,049
Other assets, net	265,505	246,027
Total assets	$4,762,887	$4,613,190
Liabilities and Equity
Liabilities:
Non-recourse debt, net	$2,017,477	$1,881,774
Senior Credit Facility, net	49,719	112,834
Accounts payable, accrued expenses and other liabilities	129,771	133,948
Deferred income taxes	30,022	24,929
Below-market rent and other intangible liabilities, net	92,385	96,701
Due to affiliates	9,389	13,634
Distributions payable	55,697	54,775
Total liabilities	2,384,460	2,318,595
Commitments and contingencies (Note 11)
Equity:
CPA®:17 – Global stockholders’ equity:
Preferred stock, $0.001 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 900,000,000 shares authorized; and 342,748,756 and 337,065,419 shares, respectively, issued and outstanding	343	337
Additional paid-in capital	3,096,573	3,037,727
Distributions in excess of accumulated earnings	(681,631)	(700,912)
Accumulated other comprehensive loss	(134,886)	(139,805)
Total CPA®:17 – Global stockholders’ equity	2,280,399	2,197,347
Noncontrolling interests	98,028	97,248
Total equity	2,378,427	2,294,595
Total liabilities and equity	$4,762,887	$4,613,190

See Notes to Consolidated Financial Statements.

CPA®:17 – Global 9/30/2016 10-Q – 2

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues
Lease revenues:
Rental income	$75,368	$69,075	$218,451	$198,473
Interest income from direct financing leases	14,614	14,386	43,519	41,470
Total lease revenues	89,982	83,461	261,970	239,943
Other real estate income	10,792	12,686	37,281	36,755
Other operating income	7,604	7,839	22,175	29,404
Other interest income	1,698	4,216	5,061	10,518
	110,076	108,202	326,487	316,620
Operating Expenses
Depreciation and amortization	31,244	26,844	87,559	78,675
Impairment charges	29,183	—	29,183	1,023
Property expenses	17,591	17,704	53,967	54,042
Other real estate expenses	4,083	4,808	13,966	14,083
General and administrative	3,895	4,897	12,223	13,690
Acquisition expenses	1,446	—	6,786	643
	87,442	54,253	203,684	162,156
Other Income and Expenses
Interest expense	(25,048)	(24,104)	(75,027)	(69,346)
Loss on extinguishment of debt	(15,990)	(5)	(23,580)	(275)
Equity in earnings (losses) of equity method investments in real estate	2,780	(1,078)	6,532	6,625
Other income and (expenses)	2,715	2,113	7,081	3,192
Gain on change in control of interests	—	—	49,922	—
	(35,543)	(23,074)	(35,072)	(59,804)
(Loss) income before income taxes and gain on sale of real estate	(12,909)	30,875	87,731	94,660
Provision for income taxes	(2,333)	(1,676)	(6,530)	(4,441)
(Loss) income before gain on sale of real estate	(15,242)	29,199	81,201	90,219
Gain on sale of real estate, net of tax	82,287	—	132,702	2,197
Net Income	67,045	29,199	213,903	92,416
Net income attributable to noncontrolling interests (inclusive of Available Cash Distributions to a related party of $5,276, $5,837, $17,803, and $17,690, respectively)	(8,827)	(9,147)	(28,404)	(29,345)
Net Income Attributable to CPA®:17 – Global	$58,218	$20,052	$185,499	$63,071
Basic and Diluted Earnings Per Share	$0.17	$0.06	$0.54	$0.19
Basic and Diluted Weighted-Average Shares Outstanding	343,209,362	335,668,313	341,325,683	333,523,528

Distributions Declared Per Share	$0.1625	$0.1625	$0.4875	$0.4875

See Notes to Consolidated Financial Statements.

CPA®:17 – Global 9/30/2016 10-Q – 3

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net Income	$67,045	$29,199	$213,903	$92,416
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	3,707	(1,100)	15,442	(60,990)
Change in net unrealized (loss) gain on derivative instruments	(2,392)	(3,142)	(9,997)	15,665
Change in unrealized gain on marketable securities	8	7	22	21
	1,323	(4,235)	5,467	(45,304)
Comprehensive Income	68,368	24,964	219,370	47,112

Amounts Attributable to Noncontrolling Interests
Net income	(8,827)	(9,147)	(28,404)	(29,345)
Foreign currency translation adjustments	(108)	(103)	(548)	631
Comprehensive income attributable to noncontrolling interests	(8,935)	(9,250)	(28,952)	(28,714)
Comprehensive Income Attributable to CPA®:17 – Global	$59,433	$15,714	$190,418	$18,398

See Notes to Consolidated Financial Statements.

CPA®:17 – Global 9/30/2016 10-Q – 4

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
Nine Months Ended September 30, 2016 and 2015
(in thousands, except share and per share amounts)

	Total Outstanding Shares	Common Stock	Additional Paid-In Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Loss	Total CPA®:17 – Global Stockholders	Noncontrolling Interests	Total
Balance at January 1, 2016	337,065,419	$337	$3,037,727	$(700,912)	$(139,805)	$2,197,347	$97,248	$2,294,595
Shares issued, net of offering costs	7,725,537	8	77,710			77,718		77,718
Shares issued to directors	9,766	—	100			100		100
Shares issued to affiliates	1,105,507	1	11,253			11,254		11,254
Contributions from noncontrolling interest						—	6	6
Distributions declared ($0.4875 per share)				(166,218)		(166,218)		(166,218)
Distributions to noncontrolling interests						—	(28,178)	(28,178)
Net income				185,499		185,499	28,404	213,903
Other comprehensive income:
Foreign currency translation adjustments					14,894	14,894	548	15,442
Change in net unrealized loss on derivative instruments					(9,997)	(9,997)		(9,997)
Change in unrealized gain on marketable securities					22	22		22
Repurchase of shares	(3,157,473)	(3)	(30,217)			(30,220)		(30,220)
Balance at September 30, 2016	342,748,756	$343	$3,096,573	$(681,631)	$(134,886)	$2,280,399	$98,028	$2,378,427

Balance at January 1, 2015	328,480,839	$328	$2,955,440	$(567,806)	$(81,007)	$2,306,955	$78,442	$2,385,397
Shares issued, net of offering costs	8,336,464	8	77,672			77,680		77,680
Shares issued to directors	10,288		100			100		100
Shares issued to affiliates	1,237,623	1	11,976			11,977		11,977
Contributions from noncontrolling interests						—	15,928	15,928
Distributions declared ($0.4875 per share)				(162,537)		(162,537)		(162,537)
Distributions to noncontrolling interests						—	(25,535)	(25,535)
Net income				63,071		63,071	29,345	92,416
Other comprehensive loss:
Foreign currency translation adjustments					(60,359)	(60,359)	(631)	(60,990)
Change in net unrealized gain on derivative instruments					15,665	15,665		15,665
Change in unrealized gain on marketable securities					21	21		21
Repurchase of shares	(3,089,139)	(3)	(28,301)			(28,304)		(28,304)
Balance at September 30, 2015	334,976,075	$334	$3,016,887	$(667,272)	$(125,680)	$2,224,269	$97,549	$2,321,818

See Notes to Consolidated Financial Statements.

CPA®:17 – Global 9/30/2016 10-Q – 5

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash Flows — Operating Activities
Net Cash Provided by Operating Activities	$151,716	$185,087
Cash Flows — Investing Activities
Proceeds from sale of real estate	258,339	—
Acquisitions of real estate and direct financing leases	(79,528)	(191,414)
Changes in investing restricted cash	(42,892)	5,016
Return of capital from equity investments in real estate	29,997	20,434
Value added taxes refunded in connection with acquisition of real estate	23,769	15,049
Capital expenditures on owned real estate	(9,585)	(5,661)
Capital contributions to equity investments in real estate	(8,348)	(33,951)
Funding for build-to-suit projects	(2,649)	(21,440)
Payment of deferred acquisition fees to an affiliate	(2,283)	(5,894)
Other investing activities, net	1,852	928
Proceeds from sale of securities	610	—
Value added taxes paid in connection with acquisition of real estate	(232)	(21,229)
Funding of loans receivable	—	(42,600)
Net Cash Provided by (Used in) Investing Activities	169,050	(280,762)
Cash Flows — Financing Activities
Proceeds from Senior Credit Facility	225,693	108,451
Repayments of Senior Credit Facility	(289,558)	(55,000)
Proceeds from mortgage financing	204,018	108,181
Distributions paid	(165,296)	(161,481)
Scheduled payments and prepayments of mortgage principal	(155,183)	(114,867)
Proceeds from issuance of shares, net of issuance costs	77,717	77,681
Repurchase of shares	(30,219)	(28,303)
Distributions to noncontrolling interests	(28,178)	(25,535)
Payment of financing costs and mortgage deposits, net of deposits refunded	(1,962)	(2,713)
Changes in financing restricted cash	(455)	(1,098)
Contributions from noncontrolling interest	6	15,928
Proceeds from notes payable to affiliate	—	25,000
Repayment of notes payable to affiliate	—	(25,000)
Net Cash Used in Financing Activities	(163,417)	(78,756)
Change in Cash and Cash Equivalents During the Period
Effect of exchange rate changes on cash	500	(6,485)
Net increase (decrease) in cash and cash equivalents	157,849	(180,916)
Cash and cash equivalents, beginning of period	152,889	275,719
Cash and cash equivalents, end of period	$310,738	$94,803

See Notes to Consolidated Financial Statements.

CPA®:17 – Global 9/30/2016 10-Q – 6

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

Substantially all of our assets and liabilities are held by CPA®:17 Limited Partnership, or the Operating Partnership, and at September 30, 2016, we owned 99.99% of general and limited partnership interests in the Operating Partnership. The remaining interest in the Operating Partnership is held by a subsidiary of WPC.

At September 30, 2016, our portfolio was comprised of full or partial ownership interests in 388 fully-occupied properties, substantially all of which were triple-net leased to 116 tenants, and totaled approximately 42 million square feet. In addition, our portfolio was comprised of full or partial ownership interests in 38 operating properties, including 37 self-storage properties and one hotel property, for an aggregate of approximately 3 million square feet. As opportunities arise, we may also make other types of commercial real estate-related investments.

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

CPA®:17 – Global 9/30/2016 10-Q – 7

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

At September 30, 2016, we considered 29 entities VIEs, 14 of which we consolidated as we are considered the primary beneficiary and two of which we accounted for as loans receivable. The following table presents a summary of selected financial data of the consolidated VIEs, included in the consolidated balance sheets (in thousands):

	September 30, 2016	December 31, 2015
Net investments in properties	$446,920	$309,030
Net investments in direct financing leases	316,213	303,112
In-place lease and tenant relationship intangible assets, net	26,302	20,269
Other assets, net	72,359	66,654
Total assets	867,780	705,535

Non-recourse debt, net	$335,584	$262,830
Accounts payable, accrued expenses and other liabilities	19,040	15,662
Deferred income taxes	14,024	10,675
Total liabilities	369,350	289,889

CPA®:17 – Global 9/30/2016 10-Q – 8

Notes to Consolidated Financial Statements (Unaudited)

At September 30, 2016 and December 31, 2015 we had 13 and 14 unconsolidated VIEs, respectively, all of which we account for under the equity method of accounting. We do not consolidate these entities because we are not the primary beneficiary and the nature of our involvement in the activities of these entities allows us to exercise significant influence but does not give us power over decisions that significantly affect the economic performance of these entities. As of September 30, 2016 and December 31, 2015, the carrying amount of our investments in these entities was $396.6 million, and $432.6 million, respectively, and our maximum exposure to loss in these entities was limited to our investments in the entities.

At September 30, 2016, we had an investment in a tenancy-in-common interest in various international properties. Consolidation of this investment is not required as such interest does not qualify as a VIE and does not meet the control requirement for consolidation. Accordingly, we account for this investment using the equity method of accounting. We use the equity method of accounting because the shared decision-making involved in a tenancy-in-common interest investment provides us with significant influence on the operating and financial decisions of this investment.

At times, the carrying value of our equity investments may fall below zero for certain investments. We intend to fund our share of the jointly-owned investments’ future operating deficits should the need arise. However, we have no legal obligation to pay for any of the liabilities of such investments nor do we have any legal obligation to fund operating deficits. At September 30, 2016, none of our equity investments had carrying values below zero.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

During the year ended December 31, 2015, we determined that our presentation of common shares repurchased should be classified as a reduction to Common stock, for the par amount of the common shares repurchase and as a reduction to Additional paid-in capital for the excess over the amount allocated to common stock, as well as included as shares unissued within the consolidated financial statements. We previously classified common shares repurchased as Treasury stock in our consolidated financial statements. We repurchased 1,826,959 shares from inception through December 31, 2011, 1,818,685 shares in 2012, 1,918,540 shares in 2013, 2,798,365 shares in 2014, and 3,089,139 shares in the nine-month period ended September 30, 2015. We evaluated the impact of this correction on previously-issued financial statements and concluded that they were not materially misstated. In order to conform previously-issued financial statements to the current period, we elected to revise previously-issued financial statements the next time such financial statements are filed. The correction eliminates Treasury stock of $106.2 million as of September 30, 2015 and results in corresponding reductions of Common stock and Additional paid-in capital, but has no impact on total equity within the consolidated balance sheets as of September 30, 2015 and consolidated statements of equity for the nine months ended September 30, 2015. The consolidated statement of equity for the nine months ended September 30, 2015 has been revised accordingly. The misclassification had no impact on the previously-reported consolidated statements of income, consolidated statements of comprehensive income, or condensed consolidated statements of cash flows.

On January 1, 2016, we adopted ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30) as described in the Recent Accounting Pronouncements section below. ASU 2015-03 changes the presentation of debt issuance costs, which were previously recognized as an asset and requires that they be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. As a result of adopting this guidance, we reclassified $12.8 million of deferred financing costs, net from Other assets, net to Non-recourse debt, net and Senior Credit Facility, net as of December 31, 2015.

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

CPA®:17 – Global 9/30/2016 10-Q – 9

Notes to Consolidated Financial Statements (Unaudited)

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810). ASU 2015-02 amends the current consolidation guidance, including modification of the guidance for evaluating whether limited partnerships and similar legal entities are VIEs or voting interest entities. The guidance does not amend the existing disclosure requirements for VIEs or voting interest model entities. The guidance, however, modified the requirements to qualify under the voting interest model. Under the revised guidance, ASU 2015-02 requires an entity to classify a limited liability company or a limited partnership as a VIE unless the partnership provides partners with either substantive kick-out rights or substantive participating rights over the managing member or general partner. Please refer to the discussion in the Basis of Consolidation section above.

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

In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. ASU 2016-05 clarifies that a change in counterparty to a derivative contract in and of itself, does not require the dedesignation of a hedging relationship. ASU 2016-05 is effective for fiscal years beginning after December 15, 2016, including interim periods within those years. Early adoption is permitted and entities have the option of adopting this guidance on a prospective basis to new derivative contracts or on a modified retrospective basis. We elected to early adopt ASU 2016-05 on January 1, 2016 on a prospective basis and there was no impact on our consolidated financial statements.

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

CPA®:17 – Global 9/30/2016 10-Q – 10

Notes to Consolidated Financial Statements (Unaudited)

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 intends to reduce diversity in practice for certain cash flow classifications, including, but not limited to (i) debt prepayment or debt extinguishment costs, (ii) contingent consideration payments made after a business combination, (iii) proceeds from the settlement of insurance claims, and (iv) distributions received from equity method investees. ASU 2016-15 will be effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early application of the guidance permitted. We are in the process of evaluating the impact of adopting ASU 2016-15 on our consolidated financial statements.

In October 2016, the FASB issued ASU 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control. ASU 2016-17 changes how a reporting entity that is a decision maker should consider indirect interests in a VIE held through an entity under common control. If a decision maker must evaluate whether it is the primary beneficiary of a VIE, it will only need to consider its proportionate indirect interest in the VIE held through a common control party. ASU 2016-17 amends ASU 2015-02, which we adopted on January 1, 2016, and which currently directs the decision maker to treat the common control party’s interest in the VIE as if the decision maker held the interest itself. ASU 2016-17 will be effective for public business entities in fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted. We are in the process of evaluating the impact of adopting ASU 2016-17 on our consolidated financial statements.

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

CPA®:17 – Global 9/30/2016 10-Q – 11

Notes to Consolidated Financial Statements (Unaudited)

The following tables present a summary of fees we paid, expenses we reimbursed, and distributions we made to our Advisor and other affiliates in accordance with the relevant agreements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Amounts Included in the Consolidated Statements of Income
Asset management fees	$7,489	$7,422	$22,456	$21,864
Available Cash Distributions	5,276	5,837	17,803	17,690
Personnel and overhead reimbursements	2,293	3,086	7,318	9,238
Acquisition expenses	1,403	—	2,844	430
Interest expense on deferred acquisition fees and loan from affiliate	47	113	176	246
	$16,508	$16,458	$50,597	$49,468
Acquisition Fees Capitalized
Personnel and overhead reimbursements	$108	$—	$221	$—
Current acquisition fees (a)	—	563	550	5,500
Deferred acquisition fees (a)	—	450	440	4,182
	$108	$1,013	$1,211	$9,682
__________

(a)
During the nine months ended September 30, 2016, non-cash investing activities were comprised of $0.2 million of current acquisition fees payable and $0.4 million of deferred acquisition fees payable. During the nine months ended September 30, 2015, non-cash investing activities were comprised of $1.5 million of deferred acquisition fees payable.

The following table presents a summary of amounts included in Due to affiliates in the consolidated financial statements (in thousands):

	September 30, 2016	December 31, 2015
Due to Affiliates
Deferred acquisition fees, including interest	$4,436	$6,134
Asset management fees payable	2,446	2,497
Reimbursable costs	2,187	3,150
Current acquisition fees	245	1,847
Accounts payable	75	6
	$9,389	$13,634

Acquisition and Disposition Fees

We pay our Advisor acquisition fees for structuring and negotiating investments and related mortgage financing on our behalf, a portion of which is payable upon acquisition of investments, with the remainder subordinated to the achievement of a preferred return, which is a non-compounded cumulative distribution of 5.0% per annum (based initially on our invested capital). Acquisition fees payable to our Advisor with respect to our long-term, net-lease investments are 4.5% of the total cost of those investments and are comprised of (i) a current portion of 2.5%, typically paid upon acquisition, and (ii) a deferred portion of 2.0%, typically paid over three years and subject to the 5.0% preferred return described above. The preferred return was achieved as of each of the cumulative periods from inception through September 30, 2016 and December 31, 2015. For certain types of non-long term net-lease investments, initial acquisition fees are between 1.0% and 1.75% of the equity invested plus the related acquisition fees, with no portion of the payment being deferred. Unpaid installments of deferred acquisition fees are included in Due to affiliates in the consolidated financial statements. Unpaid installments of deferred acquisition fees bear interest at an annual rate of 5.0%.

Our Advisor may be entitled to receive a disposition fee equal to the lesser of (i) 50.0% of the competitive real estate commission (as defined in the advisory agreement) or (ii) 3.0% of the contract sales price of the investment being sold; however, payment of such fees is subordinated to the 5.0% preferred return. These fees are payable at the discretion of our board of directors.

CPA®:17 – Global 9/30/2016 10-Q – 12

Notes to Consolidated Financial Statements (Unaudited)

Asset Management Fees and Available Cash Distribution

As described in the advisory agreement, we pay our Advisor asset management fees that vary based on the nature of the underlying investment. We pay 0.5% per annum of average market value for long-term net leases and certain other types of real estate investments, and 1.5% to 1.75% per annum of average equity value for certain types of securities. Asset management fees are payable in cash and/or shares of our common stock at our option, after consultation with our Advisor. If our Advisor receives all or a portion of its fees in shares, the number of shares issued is determined by dividing the dollar amount of fees by our most recently published estimated net asset value per share, or NAV, which was $10.24 as of December 31, 2015. For the nine months ended September 30, 2016, we paid our Advisor 50.0% of its asset management fees in cash and 50.0% in shares of our common stock. At September 30, 2016, our Advisor owned 11,510,492 shares, or 3.4%, of our common stock. We also distribute to our Advisor, depending on the type of investments we own, up to 10.0% of the available cash of the Operating Partnership, referred to as the Available Cash Distribution, which is defined as cash generated from operations, excluding capital proceeds, as reduced by operating expenses and debt service, excluding prepayments and balloon payments. Asset management fees and Available Cash Distributions are included in Property expenses and Net income attributable to noncontrolling interests, respectively, in the consolidated financial statements.

Personnel and Overhead Reimbursements

Under the terms of the advisory agreement, our Advisor allocates a portion of its personnel and overhead expenses to us and the other non-listed REITs or other entities that are managed by our Advisor, including Corporate Property Associates 18 – Global Incorporated, or CPA®:18 – Global; Carey Watermark Investors Incorporated, or CWI 1; Carey Watermark Investors 2 Incorporated, or CWI 2; Carey Credit Income Fund, or CCIF; and Carey European Student Housing Fund I, L.P., or CESH I; collectively referred to herein as the Managed Programs. Our Advisor allocates these expenses to us on the basis of our trailing four quarters of reported revenues in comparison to those of WPC and other entities managed by WPC and its affiliates.

We reimburse our Advisor for various expenses it incurs in the course of providing services to us. We reimburse certain third-party expenses paid by our Advisor on our behalf, including property-specific costs, professional fees, office expenses, and business development expenses. In addition, we reimburse our Advisor for the allocated costs of personnel and overhead in managing our day-to-day operations, including accounting services, stockholder services, corporate management, and property management and operations. We do not reimburse our Advisor for the cost of personnel if these personnel provide services for transactions for which our Advisor receives a transaction fee, such as for acquisitions and dispositions. Under the advisory agreement currently in place, the amount of applicable personnel costs allocated to us is capped at 2.4% for 2015 and 2.2% for 2016 of pro rata lease revenues for each year. Beginning in 2017, the cap decreases to 2.0% of pro rata lease revenues for that year. Costs related to our Advisor’s legal transactions group are based on a schedule of expenses relating to services performed for different types of transactions, such as financings, lease amendments, and dispositions, among other categories, and includes 0.25% of the total investment cost of an acquisition. In general, personnel and overhead reimbursements are included in General and administrative expenses in the consolidated financial statements. However, we capitalize certain of the costs related to our Advisor’s legal transactions group if the costs relate to a transaction that is not considered to be a business combination.

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

Loans from WPC

In March 2015, our board of directors and the board of directors of WPC approved unsecured loans from WPC to us of up to $75.0 million, in the aggregate, at a rate equal to the rate at which WPC was able to borrow funds under its line of credit, for the purpose of facilitating acquisitions approved by our Advisor’s investment committee that we would not otherwise have had sufficient available funds to complete. All loans were made solely at the discretion of WPC’s management. The WPC line of credit was terminated in August 2015 once we entered into the Senior Credit Facility (Note 10).

CPA®:17 – Global 9/30/2016 10-Q – 13

Notes to Consolidated Financial Statements (Unaudited)

Jointly-Owned Investments and Other Transactions with Affiliates

At September 30, 2016, we owned interests ranging from 7% to 97% in jointly-owned investments, with the remaining interests held by affiliates or by third parties. We consolidate certain of these investments and account for the remainder under the equity method of accounting. We also owned an interest in a jointly-controlled tenancy-in-common interest in several properties, which we account for under the equity method of accounting (Note 6).

Note 4. Net Investments in Properties and Real Estate Under Construction

Real Estate

Real estate, which consists of land and buildings leased to others, at cost, and which are subject to operating leases, is summarized as follows (in thousands):

	September 30, 2016	December 31, 2015
Land	$565,927	$560,257
Buildings and improvements	2,135,259	2,098,620
Less: Accumulated depreciation	(271,602)	(225,867)
	$2,429,584	$2,433,010

The carrying value of our real estate increased $25.2 million from December 31, 2015 to September 30, 2016, due to the weakening of the U.S. dollar relative to foreign currencies, particularly the euro, partially offset by the strengthening of the U.S. dollar relative to the British pound sterling, during the period.

Acquisitions of Real Estate During 2016

During the nine months ended September 30, 2016, we acquired the following investments, which were deemed to be business combinations because we assumed the existing leases on the properties, at a total cost of $51.2 million, including land of $6.7 million, buildings of $40.2 million, and net lease intangibles of $4.3 million (Note 7):

•	$17.3 million for a student housing accommodation in Jacksonville, Florida on January 8, 2016,

•	$4.2 million for an industrial facility in Houston, Texas on February 10, 2016,

•	$16.9 million for an office building in Oak Creek, Wisconsin on September 1, 2016; and

•	$12.8 million for a warehouse and light manufacturing building in Perrysburg, Ohio on September 30, 2016.

In connection with these investments, we expensed acquisition-related costs and fees totaling $2.6 million, which are included in Acquisition expenses in the consolidated financial statements.

During the nine months ended September 30, 2016, we capitalized $4.3 million of building improvements with existing tenants of our net-leased properties.

Operating Real Estate

Operating real estate, which consists of our domestic self-storage operations, at cost, is summarized as follows (in thousands):

	September 30, 2016	December 31, 2015
Land	$55,688	$66,066
Buildings and improvements	203,185	209,455
Less: Accumulated depreciation	(17,211)	(30,308)
	$241,662	$245,213

During the nine months ended September 30, 2016, we capitalized $1.0 million of building improvements related to our operating properties.

CPA®:17 – Global 9/30/2016 10-Q – 14

Notes to Consolidated Financial Statements (Unaudited)

Acquisitions of Operating Real Estate During 2016

In 2013, we acquired a 45% equity interest and 40% indirect economic interest in Madison Storage NYC, LLC and Veritas Group IX-NYC, LLC, both of which are VIEs and were previously accounted for under the equity method of accounting and included in Equity investments in real estate in the consolidated financial statements. On April 11, 2016, we acquired the remaining 15% controlling interest in these entities at a total cost of $22.0 million and, as a result, now have 100% of the economic interest and consolidate this investment. In connection with this business combination, we expensed acquisition-related costs and fees of $3.7 million, which are included in Acquisition expenses in the consolidated financial statements. Due to the change in control resulting from the acquisition of this controlling interest, we accounted for this acquisition utilizing the purchase method of accounting. We recorded a non-cash gain on change in control of interest of $49.9 million during the nine months ended September 30, 2016, which was the difference between the carrying value and the fair value of our previously held equity interest on April 11, 2016.

The following tables present a summary of assets acquired and liabilities assumed, and revenues and earnings thereon since the respective date of acquisition through September 30, 2016 (in thousands):

Madison Storage NYC, LLC and Veritas Group IX-NYC, LLC
Cash consideration	$11,363
Assets acquired at fair value:
Land (a)	$26,941
Buildings (a)	109,399
In-place lease intangible assets (a)	9,783
Other assets acquired	1,705
147,828
Liabilities assumed at fair value:
Non-recourse debt, net	(70,578)
Other liabilities assumed	(831)
(71,409)
Total identifiable net assets	76,419
Gain on change in control of interests	(49,922)
Carrying value of previously held equity investment	(15,134)
$11,363

Madison Storage NYC, LLC and Veritas Group IX-NYC, LLC
April 11, 2016 through September 30, 2016
Revenues	$5,159

Net income (b) (c)	$42,891
Net income attributable to CPA®:17 – Global (b) (c)	$42,891
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

CPA®:17 – Global 9/30/2016 10-Q – 15

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Pro forma total revenues	$110,076	$110,919	$329,100	$324,361

Pro forma net income (a)	$68,347	$28,023	$167,667	$135,062
Pro forma net income attributable to noncontrolling interests	(8,827)	(9,147)	(28,405)	(29,345)
Pro forma net income attributable to CPA®:17 – Global	$59,520	$18,876	$139,262	$105,717
Pro forma basic and diluted weighted-average shares outstanding	343,209,362	335,668,313	341,325,683	333,523,528
Pro-forma basic and diluted income per share	$0.17	$0.06	$0.41	$0.32
___________
(a) Pro forma net income for the nine months ended September 30, 2015 includes a gain on change in control of interests of $49.9 million and transaction costs of $3.7 million as if they were recognized on January 1, 2015.

Dispositions of Operating Real Estate During 2016

During the nine months ended September 30, 2016, we sold 34 self-storage properties. As a result, the carrying value of our Operating real estate decreased by $137.1 million from December 31, 2015 to September 30, 2016 (Note 13).

Real Estate Under Construction

The following table provides the activity of our Real estate under construction (in thousands):

Nine Months Ended
September 30, 2016
Beginning balance	$1,068
Capitalized funds	12,360
Placed into service	(11,840)
Foreign currency translation adjustments	(10)
Ending balance	$1,578

Capitalized Funds — During the nine months ended September 30, 2016, we capitalized real estate under construction totaling $12.4 million, including accrued costs of $8.4 million in non-cash investing activity, $2.3 million in funding of build-to-suit activity and $1.7 million funded for tenant improvements on three properties.

Placed into Service — During the nine months ended September 30, 2016, we placed into service four build-to-suit projects totaling $10.9 million and landlord-funded tenant improvements of $0.9 million, all of which were substantially completed as of September 30, 2016.

Ending Balance — At September 30, 2016, we had two partially completed build-to-suit projects.

The aggregate unfunded commitment on the remaining build-to-suit projects totaled approximately $9.7 million and $2.8 million at September 30, 2016 and December 31, 2015, respectively.

CPA®:17 – Global 9/30/2016 10-Q – 16

Notes to Consolidated Financial Statements (Unaudited)

Assets Held for Sale

Below is a summary of our properties held for sale (in thousands):

	September 30, 2016	December 31, 2015
Real estate, net	$14,850	$—
Assets held for sale	$14,850	$—

At September 30, 2016, we had one property classified as Assets held for sale (Note 15). At December 31, 2015, we did not have any properties classified as Assets held for sale.

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

Loans Receivable

127 West 23rd Manager, LLC — On February 3, 2015, we provided financing of $12.6 million to a subsidiary of 127 West 23rd Manager, LLC for the acquisition of a building in New York, New York that is intended to be developed as a hotel. The loan has an interest rate of 7% and had a scheduled maturity on February 3, 2016, subject to extension options. In connection with this transaction, during the three months ended March 31, 2015, we expensed acquisition-related costs and fees of $0.1 million, which are included in Acquisition expenses in the consolidated financial statements. During 2016, the borrower exercised multiple options to extend the loan. At September 30, 2016, the balance of the loan receivable remained $12.6 million. On November 4, 2016, we received full repayment of the $12.6 million balance of this loan receivable.

1185 Broadway LLC — On January 8, 2015, we provided a mezzanine loan of $30.0 million to a subsidiary of 1185 Broadway LLC for the development of a hotel on a parcel of land in New York, New York. The mezzanine loan is collateralized by an equity interest in a subsidiary of 1185 Broadway LLC. It has an interest rate of 10% and had a scheduled maturity on January 8, 2016. In connection with this transaction, during the three months ended March 31, 2015, we expensed acquisition-related costs and fees of $0.3 million, which are included in Acquisition expenses in the consolidated financial statements. During 2016, the borrower exercised options that extended the maturity of the loan to January 8, 2017. The agreement also contains rights to certain fees upon maturity and an equity interest in the underlying entity that has been recorded in Other assets, net in the consolidated financial statements. At September 30, 2016, the balance of the loan receivable including interest thereon was $31.5 million.

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

CPA®:17 – Global 9/30/2016 10-Q – 17

Notes to Consolidated Financial Statements (Unaudited)

Credit Quality of Finance Receivables

We generally seek investments in facilities that we believe are critical to a tenant’s business and that we believe have a low risk of tenant default. At both September 30, 2016 and December 31, 2015, none of the balances of our finance receivables were past due and we had not established any allowances for credit losses. Additionally, there were no modifications of finance receivables during the nine months ended September 30, 2016 other than the extensions noted above. We evaluate the credit quality of our finance receivables utilizing an internal five-point credit rating scale, with one representing the highest credit quality and five representing the lowest. The credit quality evaluation of our finance receivables was last updated in the third quarter of 2016.

A summary of our finance receivables by internal credit quality rating is as follows (dollars in thousands):

	Number of Tenants / Obligors at		Carrying Value at
Internal Credit Quality Indicator	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
1	—	—	$—	$—
2	2	1	61,730	2,264
3	10	10	427,328	429,212
4	5	4	65,797	108,132
5	—	—	—	—
			$554,855	$539,608

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

The following table presents Equity in earnings in equity method investments in real estate, which represents our proportionate share of the income or losses of these investments, as well as amortization of basis differences related to purchase accounting adjustments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Equity Earnings from Equity Investments:
Net Lease	$4,056	$4,080	$12,369	$11,947
Self-Storage	—	(364)	(394)	(1,311)
All Other	(174)	(3,663)	(2,035)	(1,755)
	3,882	53	9,940	8,881
Amortization of Basis Differences on Equity Investments:
Net Lease	(667)	(821)	(2,307)	(1,447)
Self-Storage	—	(39)	(39)	(116)
All Other	(435)	(271)	(1,062)	(693)
	(1,102)	(1,131)	(3,408)	(2,256)
Equity in earnings (losses) of equity method investments in real estate	$2,780	$(1,078)	$6,532	$6,625

CPA®:17 – Global 9/30/2016 10-Q – 18

Notes to Consolidated Financial Statements (Unaudited)

The following table sets forth our ownership interests in our equity investments in real estate and their respective carrying values, along with funding to developers for the acquisition, development, and construction of real estate, or ADC Arrangements, that are recorded as equity investments (dollars in thousands):

			Carrying Value at
Lessee/Equity Investee	Co-owner	Ownership Interest	September 30, 2016	December 31, 2015
Net Lease:
C1000 Logistiek Vastgoed B.V. (a) (b)	WPC	85%	$58,056	$59,629
U-Haul Moving Partners, Inc. and Mercury Partners, LP (c)	WPC	12%	38,030	39,309
Bank Pekao S.A. (a) (c)	CPA®:18 – Global	50%	24,730	25,785
BPS Nevada, LLC (c) (d)	Third Party	15%	22,728	22,007
State Farm (c)	CPA®:18 – Global	50%	17,638	18,587
Apply Sørco AS (a)	CPA®:18 – Global	49%	15,660	15,170
Berry Plastics Corporation (c)	WPC	50%	15,179	16,094
Tesco plc (a) (c) (e)	WPC	49%	11,734	11,849
Hellweg Die Prof-Baumärkte GmbH & Co. KG (referred to as Hellweg 2) (a) (c)	WPC	37%	11,460	12,212
Agrokor d.d. (referred to as Agrokor 5) (a) (c)	CPA®:18 – Global	20%	7,382	7,858
Eroski Sociedad Cooperativa – Mallorca (a)	WPC	30%	7,008	6,790
Dick’s Sporting Goods, Inc. (c)	WPC	45%	4,388	5,055
			233,993	240,345
Self-Storage:
Madison Storage NYC, LLC and Veritas Group IX-NYC, LLC (c) (f)	Third Party	N/A	—	16,060
			—	16,060
All Other:
Shelborne Property Associates, LLC (c) (d) (g) (h)	Third Party	33%	141,038	148,121
BG LLH, LLC (c) (d)	Third Party	7%	36,942	37,720
IDL Wheel Tenant, LLC (c) (d) (g)	Third Party	N/A	37,925	44,387
BPS Nevada, LLC - Preferred Equity (c) (i)	Third Party	N/A	27,464	27,514
			243,369	257,742
			$477,362	$514,147
__________

(a)	The carrying value of this investment is affected by the impact of fluctuations in the exchange rate of the applicable foreign currency.

(b)
This investment represents a tenancy-in-common interest, whereby the property is encumbered by debt for which we are jointly and severally liable. The co-obligor is WPC and the amount due under the arrangement was approximately $72.8 million at September 30, 2016. Of this amount, $61.8 million represents the amount we agreed to pay and is included within the carrying value of this investment at September 30, 2016.

(c)	This investment is a VIE.

(d)	This investment is reported using the hypothetical liquidation at book value model.

(e)
On July 29, 2016, this investment refinanced a non-recourse mortgage loan that had an outstanding balance of $33.8 million with new financing of $34.6 million, of which our proportionate share was $17.0 million. The previous loan had an interest rate of 5.9% and a maturity date of July 31, 2016, while the new loan has an interest rate of Euro Interbank Offered Rate, or EURIBOR, plus a margin of 3.3% and a term of five years.

(f)
At December 31, 2015, the carrying value of this investment included our 45% equity interest as well as a 40% indirect economic interest. On April 11, 2016, we acquired the remaining 15% controlling interest in these entities and, as a result, now have 100% of the economic interest and consolidate this investment as of September 30, 2016 (Note 4).

(g)	Represents a domestic ADC Arrangement. There was no unfunded balance on the loan related to this investment at September 30, 2016.

CPA®:17 – Global 9/30/2016 10-Q – 19

Notes to Consolidated Financial Statements (Unaudited)

(h)
This investment includes a cumulative guaranty of income from the hotel manager of $10.9 million which is recorded at the investee as a deferred income liability since the guaranty is subject to clawback.

(i)
This investment represents a preferred equity interest, with a preferred rate of return between 8%-12% during 2015 and 12% during 2016 and thereafter until November 19, 2019, the date on which the preferred equity interest is redeemable.

Aggregate distributions from our interests in unconsolidated real estate investments were $49.1 million and $31.0 million for the nine months ended September 30, 2016 and 2015, respectively. At September 30, 2016 and December 31, 2015, the unamortized basis differences on our equity investments were $22.3 million and $26.5 million, respectively.

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

In connection with our investment activity during the nine months ended September 30, 2016, we recorded net lease intangibles comprised as follows (life in years, dollars in thousands):

	Weighted-Average Life	Amount
Amortizable Intangible Assets
In-place lease	8.6	$17,229
Above-market rent	20.0	221
		$17,450
Amortizable Intangible Liabilities
Below-market rent	18.8	$(3,329)

Intangible assets, intangible liabilities, and goodwill are summarized as follows (in thousands):

	September 30, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable Intangible Assets
In-place lease and tenant relationship	$600,522	$(166,673)	$433,849	$588,858	$(143,635)	$445,223
Above-market rent	88,956	(24,103)	64,853	88,288	(20,405)	67,883
Below-market ground leases	12,311	(464)	11,847	12,184	(322)	11,862
	701,789	(191,240)	510,549	689,330	(164,362)	524,968
Unamortizable Intangible Assets
Goodwill	304	—	304	304	—	304
Total intangible assets	$702,093	$(191,240)	$510,853	$689,634	$(164,362)	$525,272

Amortizable Intangible Liabilities
Below-market rent	$(119,549)	$28,268	$(91,281)	$(116,952)	$21,364	$(95,588)
Above-market ground lease	(1,145)	41	(1,104)	(1,145)	32	(1,113)
Total intangible liabilities	$(120,694)	$28,309	$(92,385)	$(118,097)	$21,396	$(96,701)

CPA®:17 – Global 9/30/2016 10-Q – 20

Notes to Consolidated Financial Statements (Unaudited)

Net amortization of intangibles, including the effect of foreign currency translation, was $9.5 million for both the three months ended September 30, 2016 and 2015, and $29.1 million and $28.5 million for the nine months ended September 30, 2016 and 2015, respectively. Amortization of below-market rent and above-market rent intangibles is recorded as an adjustment to Rental income; amortization of below-market ground lease and above-market ground lease intangibles is included in Property expenses; and amortization of in-place lease and tenant relationship intangibles is included in Depreciation and amortization.

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

Derivative Assets — Our derivative assets, which are included in Other assets, net in the consolidated financial statements, are comprised of interest rate caps, foreign currency forward contracts, stock warrants, foreign currency collars and a swaption (Note 9). The interest rates caps, foreign currency forward contracts, foreign currency collars, and swaption were measured at fair value using readily observable market inputs, such as quotations on interest rates, and were classified as Level 2 as these instruments are custom, over-the-counter contracts with various bank counterparties that are not traded in an active market. The stock warrants were measured at fair value using internal valuation models that incorporated market inputs and our own assumptions about future cash flows. We classified these assets as Level 3 because they are not traded in an active market.

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

We did not have any transfers into or out of Level 1, Level 2, and Level 3 category of measurements during either the nine months ended September 30, 2016 or 2015.

Our other financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands):

		September 30, 2016		December 31, 2015
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-recourse debt, net (a) (b)	3	$2,017,477	$2,069,921	$1,881,774	$1,937,459
CMBS (c)	3	4,006	8,194	2,765	8,739
___________

(a)
In accordance with ASU 2015-03, we reclassified deferred financing costs from Other assets, net to Non-recourse debt, net and Senior Unsecured Notes, net as of December 31, 2015, for the amount of $12.5 million (Note 2). The carrying value of Non-recourse debt, net includes unamortized deferred financing costs of $10.2 million and $12.5 million at September 30, 2016 and December 31, 2015, respectively.

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

CPA®:17 – Global 9/30/2016 10-Q – 21

Notes to Consolidated Financial Statements (Unaudited)

(c)
The carrying value of our CMBS is inclusive of impairment charges for the year ended December 31, 2015, as well as accretion related to the estimated cash flows expected to be received. During the nine months ended September 30, 2015, we recorded impairment charges on our CMBS of $1.0 million. There were no purchases, sales, or impairment charges recognized during the three or nine months ended September 30, 2016 and the three months ended September 30, 2015.

We estimated that our other financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values at both September 30, 2016 and December 31, 2015.

Items Measured at Fair Value on a Non-Recurring Basis (Including Impairment Charges)

We periodically assess whether there are any indicators that the value of our real estate investments may be impaired or that their carrying value may not be recoverable. For investments in real estate held for use for which an impairment indicator is identified, we follow a two-step process to determine whether the investment is impaired and to determine the amount of the charge. First, we compare the carrying value of the property’s asset group to the future undiscounted net cash flows that we expect the property’s asset group will generate, including any estimated proceeds from the eventual sale of the property’s asset group. If this amount is less than the carrying value, the property’s asset group is considered to be not recoverable. We then measure the impairment charge as the excess of the carrying value of the property’s asset group over the estimated fair value of the property’s asset group, which is primarily determined using market information such as recent comparable sales, broker quotes, or third-party appraisals. If relevant market information is not available or is not deemed appropriate, we perform a future net cash flow analysis, discounted for inherent risk associated with each investment. We determined that the significant inputs used to value these investments fall within Level 3 for fair value reporting. As a result of our assessments, we calculated impairment charges based on market conditions and assumptions. The valuation of real estate is subject to significant judgment and actual results may differ materially if market conditions or the underlying assumptions change.

The following table presents information about the asset for which we recorded an impairment charge that was measured at fair value on a non-recurring basis (in thousands):

	Three Months Ended September 30, 2016		Three Months Ended September 30, 2015
	Fair Value Measurements	Total Impairment Charges	Fair Value Measurements	Total Impairment Charges
Impairment Charges
Real estate	$14,850	$29,183	$—	$—
		$29,183		$—

	Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
	Fair Value Measurements	Total Impairment Charges	Fair Value Measurements	Total Impairment Charges
Impairment Charges
Real estate	$14,850	$29,183	$—	$—
		$29,183		$—

During both the three and nine months ended September 30, 2016, we recognized an impairment charge of $29.2 million on one property in order to reduce the carrying value of the property to its estimated fair value. The fair value measurements for the property approximated its estimated selling price, less estimated costs to sell. We used available information, including third-party broker information and internal discounted cash flow models (Level 3 inputs), in determining the fair value of this property.

CPA®:17 – Global 9/30/2016 10-Q – 22

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

CPA®:17 – Global 9/30/2016 10-Q – 23

Notes to Consolidated Financial Statements (Unaudited)

The following table sets forth certain information regarding our derivative instruments (in thousands):

Derivatives Designated as Hedging Instruments		Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
	Balance Sheet Location	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Foreign currency forward contracts	Other assets, net	$30,618	$41,850	$—	$—
Interest rate caps	Other assets, net	40	—	—	—
Foreign currency collars	Other assets, net	—	4	—	—
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	—	—	(11,029)	(10,732)
Foreign currency collars	Accounts payable, accrued expenses and other liabilities	—	—	(312)	(109)
Derivatives Not Designated as Hedging Instruments
Stock warrants	Other assets, net	1,848	1,782	—	—
Swaption	Other assets, net	57	309	—	—
Total derivatives		$32,563	$43,945	$(11,341)	$(10,841)

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis on our consolidated financial statements. At both September 30, 2016 and December 31, 2015, no cash collateral had been posted or received for any of our derivative positions.

The following tables present the impact of our derivative instruments in the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized on Derivatives in Other Comprehensive Income (Loss) (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships	2016	2015	2016	2015
Foreign currency forward contracts	$(4,179)	$(978)	$(9,324)	$15,626
Interest rate swaps	2,152	(2,110)	(437)	(43)
Foreign currency collars	(325)	—	(181)	—
Interest rate caps	(37)	—	(37)	—

Derivatives in Net Investment Hedging Relationships (a)
Foreign currency forward contracts	(170)	(20)	(1,431)	366
Foreign currency collars	(13)	—	(21)	—
Total	$(2,572)	$(3,108)	$(11,431)	$15,949

		Amount of Gain (Loss) Reclassified from Other Comprehensive Income (Loss) into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified to Income	Three Months Ended September 30,		Nine Months Ended September 30,
		2016	2015	2016	2015
Interest rate swaps	Interest expense	$(1,869)	$(1,913)	$(5,492)	$(6,044)
Foreign currency forward contracts	Other income and (expenses)	2,172	2,296	5,850	6,662
Total		$303	$383	$358	$618
__________

(a)
The effective portion of the change in fair value and the settlement of these contracts are reported in the foreign currency translation adjustment section of Other comprehensive income (loss) until the underlying investment is sold, at which time we reclassify the gain or loss to earnings.

CPA®:17 – Global 9/30/2016 10-Q – 24

Notes to Consolidated Financial Statements (Unaudited)

Amounts reported in Other comprehensive income (loss) related to interest rate swaps will be reclassified to Interest expense as interest is incurred on our variable-rate debt. Amounts reported in Other comprehensive income (loss) related to foreign currency derivative contracts will be reclassified to Other income and (expenses) when the hedged foreign currency contracts are settled. At September 30, 2016, we estimated that an additional $2.3 million and $6.9 million will be reclassified as interest expense and as other expenses, respectively, during the next 12 months.

The following table presents the impact of our derivative instruments in the consolidated financial statements (in thousands):

		Amount of Gain (Loss) on Derivatives Recognized in Income
Derivatives Not in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended September 30,		Nine Months Ended September 30,
		2016	2015	2016	2015
Stock warrants	Other income and (expenses)	$165	$—	$66	66
Swaption	Other income and (expenses)	(20)	(212)	(251)	(177)
Embedded credit derivatives	Other income and (expenses)	—	(26)	—	235
Foreign currency forward contracts	Other income and (expenses)	—	—	—	(16)

Derivatives in Cash Flow Hedging Relationships
Interest rate swaps (a)	Interest expense	147	61	243	233
Foreign currency collar (a)	Other income and (expenses)	(5)	—	(5)	—
Total		$287	$(177)	$53	$341
__________

(a)	Relates to the ineffective portion of the hedging relationship.

See below for information regarding why we enter into our derivative instruments and concerning derivative instruments owned by unconsolidated investments, which are excluded from the tables above.

Interest Rate Swaps, Caps and Swaptions

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our investment partners have obtained, and may in the future obtain, variable-rate, non-recourse mortgage loans and, as a result, we have entered into, and may continue to enter into, interest rate swap agreements, interest rate cap agreements or swaptions with counterparties. Interest rate swaps, which effectively convert the variable-rate debt service obligations of a loan to a fixed rate, are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flow over a specific period. The notional, or face, amount on which the swaps are based is not exchanged. Interest rate caps limit the effective borrowing rate of variable–rate debt obligations while allowing participants to share downward shifts in interest rates. A swaption gives us the right but not the obligation to enter into an interest rate swap, of which the terms and conditions are set on the trade date, on a specified date in the future. Our objective in using these derivatives is to limit our exposure to interest rate movements.

CPA®:17 – Global 9/30/2016 10-Q – 25

Notes to Consolidated Financial Statements (Unaudited)

The interest rate swaps, caps, and swaption that our consolidated subsidiaries had outstanding at September 30, 2016 are summarized as follows (currency in thousands):

Interest Rate Derivatives	Number of Instruments	Notional Amount		Fair Value at September 30, 2016 (a)
Designated as Cash Flow Hedging Instruments
Interest rate swaps	14	232,029	USD	$(9,787)
Interest rate swaps	6	44,681	EUR	(1,241)
Interest rate cap	1	12,402	EUR	26
Interest rate cap	1	6,394	GBP	14
Not Designated as Hedging Instrument
Swaption	1	13,230	USD	57
				$(10,931)
__________

(a)	Fair value amount is based on the exchange rate of the euro at September 30, 2016, as applicable.

The interest rate swap and interest rate cap that our unconsolidated jointly-owned investments had outstanding at September 30, 2016, which were designated as cash flow hedges, are summarized as follows (currency in thousands):

Interest Rate Derivative	Ownership Interest in Investee at September 30, 2016	Number of Instruments	Notional Amount		Fair Value at September 30, 2016 (a)
Interest rate swap	85%	1	10,653	EUR	$(570)
Interest rate cap	49%	1	31,100	EUR	$26
__________

(a)	Fair value amount is based on the exchange rate of the euro at September 30, 2016.

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

CPA®:17 – Global 9/30/2016 10-Q – 26

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the foreign currency derivative contracts we had outstanding and their designations at September 30, 2016 (currency in thousands):

Foreign Currency Derivatives	Number of Instruments	Notional Amount		Fair Value at September 30, 2016
Designated as Cash Flow Hedging Instruments
Foreign currency forward contracts	65	129,596	EUR	$28,172
Foreign currency zero-cost collars	2	15,100	EUR	(278)
Foreign currency forward contracts	14	10,104	NOK	107
Foreign currency zero-cost collars	3	2,000	NOK	(15)
Designated as Net Investment Hedging Instruments
Foreign currency forward contracts	6	848,490	JPY	2,277
Foreign currency forward contracts	3	5,549	NOK	61
Foreign currency zero-cost collar	1	2,500	NOK	(19)
				$30,305

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of any collateral received. No collateral was received as of September 30, 2016. At September 30, 2016, our total credit exposure was $47.3 million and the maximum exposure to any single counterparty was $19.7 million.

Some of the agreements with our derivative counterparties contain cross-default provisions that could trigger a declaration of default on our derivative obligations if we default, or are capable of being declared in default, on certain of our indebtedness. At September 30, 2016, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives that were in a net liability position was $12.0 million and $11.4 million at September 30, 2016 and December 31, 2015, respectively, which included accrued interest and any nonperformance risk adjustments. If we had breached any of these provisions at September 30, 2016 or December 31, 2015, we could have been required to settle our obligations under these agreements at their aggregate termination value of $13.1 million and $11.9 million, respectively.

Note 10. Debt

Non-Recourse Debt, net

At September 30, 2016, our mortgage notes payable bore interest at fixed annual rates ranging from 1.9% to 10.9% and variable contractual annual rates ranging from 1.3% to 6.0%, with maturity dates ranging from October 2016 to 2031.

Financing Activity During 2016

During the nine months ended September 30, 2016, we obtained five new non-recourse mortgage financings and completed two additional drawdowns on already existing mortgage financings totaling $122.2 million, net of debt discounts of $1.1 million, with a weighted-average annual interest rate of 1.1% and term of 6.0 years, of which $12.0 million related to an investment acquired during the current year and $110.2 million related to investments acquired during prior years.

Additionally, in connection with the acquisition of the remaining 15% interest in a self-storage portfolio (Note 4), we assumed the remaining 15% of the outstanding mortgage debt totaling $69.8 million, net of debt discounts of $1.2 million, with a weighted-average annual interest rate of 4.5% and term of 1.1 years.

During the nine months ended September 30, 2016, we defeased seven non-recourse mortgage loans with outstanding principal balances totaling $121.9 million and recognized losses on extinguishment of debt totaling $23.6 million. These mortgage loans had a weighted-average interest rate of 4.9% and a weighted-average remaining term to maturity of 5.7 years and encumbered a total of 52 self-storage properties, 34 of which were sold (Note 13) and 18 of which were refinanced with new non-recourse mortgage loans totaling $65.9 million, net of discounts of $0.1 million. These loans have a weighted-average interest rate of 3.02% and weighted-average term to maturity of 4.8 years.

CPA®:17 – Global 9/30/2016 10-Q – 27

Notes to Consolidated Financial Statements (Unaudited)

Additionally, during both the three and nine months ended September 30, 2016, we refinanced one non-recourse mortgage loan totaling $11.2 million with new non-recourse mortgage financing totaling $16.7 million, which has an annual interest rate of 1.9% and term of 4.8 years.

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

The following table presents a summary of our Senior Credit Facility (dollars in thousands):

	Interest Rate at September 30, 2016	Outstanding Balance at
Senior Credit Facility		September 30, 2016	December 31, 2015
Revolver:
Revolver - borrowing in U.S. dollars	—%	$—	$112,834
Term Loan	LIBOR + 1.55%	50,000	—
		$50,000	$112,834

On September 30, 2016, we exercised the delayed draw option on our Term Loan and borrowed $50.0 million. The Term Loan bears interest at LIBOR + 1.55% and is scheduled to mature on August 26, 2018, unless extended pursuant to its terms. At September 30, 2016, availability under the Senior Credit Facility was $200.0 million. The Revolver and Term Loan are used for our working capital needs and for new investments, as well as for general corporate purposes.

We are required to ensure that the total Restricted Payments (as defined in the Amended Credit Agreement) in an aggregate amount in any fiscal year does not exceed the greater of 95% of MFFO and the amount of Restricted Payments required in order for us to (i) maintain our REIT status and (ii) avoid the payment of federal or state income or excise tax. Restricted Payments include quarterly dividends and the total amount of shares repurchased by us, if any, in excess of $100.0 million per year. In addition to placing limitations on dividend distributions and share repurchases, the Credit Agreement also stipulates certain customary financial covenants. We were in compliance with all such covenants at September 30, 2016.

CPA®:17 – Global 9/30/2016 10-Q – 28

Notes to Consolidated Financial Statements (Unaudited)

Scheduled Debt Principal Payments

Scheduled debt principal payments during the remainder of 2016, each of the next four calendar years following December 31, 2016, and thereafter through 2031 are as follows (in thousands):

Years Ending December 31,	Total
2016 (remainder) (a)	$199,531
2017	418,793
2018 (b)	228,260
2019	33,579
2020	142,789
Thereafter through 2031	1,058,792
2,081,744
Deferred financing costs (c)	(10,388)
Unamortized discount, net	(4,160)
Total	$2,067,196
__________

(a)
Includes $180.6 million of debt that matured on September 28, 2016; however, we are in negotiations with the same lenders to refinance the outstanding debt, which is expected to occur before December 31, 2016.

(b)	Includes the $50.0 million Term Loan at September 30, 2016 under our Senior Credit Facility, which is scheduled to mature on August 26, 2018, unless extended pursuant to its terms.

(c)	In accordance with ASU 2015-03, we reclassified deferred financing costs from Other assets, net to Non-recourse debt, net and the Senior Credit Facility, net as of December 31, 2015 (Note 2).

Certain amounts in the table above are based on the applicable foreign currency exchange rate at September 30, 2016. The carrying value of our Non-recourse debt, net increased by $13.0 million in the aggregate from December 31, 2015 to September 30, 2016 due to the weakening of the U.S. dollar relative to foreign currencies, particularly the euro, partially offset by the strengthening of the U.S. dollar relative to the British pound sterling, during the same period.

Note 11. Commitments and Contingencies

At September 30, 2016, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations. See Note 4 for unfunded construction commitments.

CPA®:17 – Global 9/30/2016 10-Q – 29

Notes to Consolidated Financial Statements (Unaudited)

Note 12. Equity

Reclassifications Out of Accumulated Other Comprehensive Loss

The following tables present a reconciliation of changes in Accumulated other comprehensive loss by component for the periods presented (in thousands):

	Three Months Ended September 30, 2016
	Gains and Losses on Derivative Instruments	Gains and Losses on Marketable Securities	Foreign Currency Translation Adjustments	Total
Beginning balance	$20,595	$(63)	$(156,633)	$(136,101)
Other comprehensive income before reclassifications	(2,089)	8	3,707	1,626
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	1,869	—	—	1,869
Other income and (expenses)	(2,172)	—	—	(2,172)
Total	(303)	—	—	(303)
Net current-period Other comprehensive income	(2,392)	8	3,707	1,323
Net current-period Other comprehensive gain attributable to noncontrolling interests	—	—	(108)	(108)
Ending balance	$18,203	$(55)	$(153,034)	$(134,886)

	Three Months Ended September 30, 2015
	Gains and Losses on Derivative Instruments	Gains and Losses on Marketable Securities	Foreign Currency Translation Adjustments	Total
Beginning balance	$26,118	$(92)	$(147,368)	$(121,342)
Other comprehensive loss before reclassifications	(2,759)	7	(1,100)	(3,852)
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	1,913	—	—	1,913
Other income and (expenses)	(2,296)	—	—	(2,296)
Total	(383)	—	—	(383)
Net current-period Other comprehensive loss	(3,142)	7	(1,100)	(4,235)
Net current-period Other comprehensive gain attributable to noncontrolling interests	—	—	(103)	(103)
Ending balance	$22,976	$(85)	$(148,571)	$(125,680)

CPA®:17 – Global 9/30/2016 10-Q – 30

Notes to Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30, 2016
	Gains and Losses on Derivative Instruments	Gains and Losses on Marketable Securities	Foreign Currency Translation Adjustments	Total
Beginning balance	$28,200	$(77)	$(167,928)	$(139,805)
Other comprehensive income before reclassifications	(9,639)	22	15,442	5,825
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	5,492	—	—	5,492
Other income and (expenses)	(5,850)	—	—	(5,850)
Total	(358)	—	—	(358)
Net current-period Other comprehensive income	(9,997)	22	15,442	5,467
Net current-period Other comprehensive gain attributable to noncontrolling interests	—	—	(548)	(548)
Ending balance	$18,203	$(55)	$(153,034)	$(134,886)

	Nine Months Ended September 30, 2015
	Gains and Losses on Derivative Instruments	Gains and Losses on Marketable Securities	Foreign Currency Translation Adjustments	Total
Beginning balance	$7,311	$(106)	$(88,212)	$(81,007)
Other comprehensive loss before reclassifications	16,283	21	(60,990)	(44,686)
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	6,044	—	—	6,044
Other income and (expenses)	(6,662)	—	—	(6,662)
Total	(618)	—	—	(618)
Net current-period Other comprehensive loss	15,665	21	(60,990)	(45,304)
Net current-period Other comprehensive loss attributable to noncontrolling interests	—	—	631	631
Ending balance	$22,976	$(85)	$(148,571)	$(125,680)

Distributions Declared

During the third quarter of 2016, our board of directors declared a quarterly distribution of $0.1625 per share, which was paid on October 14, 2016 to stockholders of record on September 30, 2016, in the aggregate amount of $55.7 million.

During the nine months ended September 30, 2016, our board of directors declared distributions in the aggregate amount of $166.2 million, which equates to $0.4875 per share.

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

CPA®:17 – Global 9/30/2016 10-Q – 31

Notes to Consolidated Financial Statements (Unaudited)

Property Dispositions

The results of operations for properties that have been sold or classified as held for sale are included in the consolidated financial statements and are summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues	$6,964	$8,483	$21,562	$24,793
Expenses	(5,714)	(7,653)	(18,746)	(23,081)
Gain on sale of real estate, net of tax	82,287	—	132,702	2,197
Impairment charges	(29,183)	—	(29,183)	—
Loss on extinguishment of debt	(8,218)	—	(15,807)	—
Income from properties sold or classified as held for sale, net of income taxes	$46,136	$830	$90,528	$3,909

2016 — During the three months ended September 30, 2016, we sold 22 self-storage properties for total proceeds of $151.3 million, net of closing costs, and recognized a gain on sale of $82.3 million. The proceeds from the sale were used to repay a non-recourse mortgage loan encumbering the properties with an outstanding principal balance of $41.8 million, and as a result, we recorded a loss on extinguishment of debt of $8.2 million.

During the nine months ended September 30, 2016, we sold 34 self-storage properties for total proceeds of $259.1 million, net of closing costs and recognized a gain on the sale of these assets of $132.7 million in the aggregate. Proceeds from the sales were used to repay non-recourse mortgage loans encumbering the properties with outstanding principal balances aggregating $84.7 million, and as a result, we recorded a loss on extinguishment of debt of $15.8 million.

During the three months ended September 30, 2016, we entered into an agreement with a tenant that occupies the majority of the square footage in a domestic office building to terminate their lease contingent upon selling the property to a third party. At September 30, 2016, the land and building related to this property were classified as held for sale as the sale is considered probable of closing, and an impairment of $29.2 million was recognized during each of the three and nine months ended September 30, 2016 (Note 4, Note 8) related to the carrying value of the land and building.

2015 — In connection with the partial sale of our investment in I Shops LLC in 2014, we deferred 15% of the gain due to our then-existing purchase option to acquire a 15% equity interest in the parent company that owns I Shops LLC. Upon expiration of the purchase option on January 31, 2015, we recognized the previously deferred gain of $2.2 million during the nine months ended September 30, 2015.

CPA®:17 – Global 9/30/2016 10-Q – 32

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net Lease
Revenues	$98,243	$92,081	$286,214	$271,705
Operating expenses (a)	(68,453)	(33,831)	(139,970)	(100,733)
Interest expense	(22,302)	(21,762)	(66,583)	(63,561)
Other income and expenses, excluding interest expense	3,592	2,292	9,324	9,365
Provision for income taxes	(590)	(1,038)	(2,570)	(2,584)
Gain on sale of real estate, net of tax	—	—	—	2,197
Net income attributable to noncontrolling interests	(3,551)	(3,310)	(10,601)	(11,655)
Net income attributable to CPA®:17 – Global	$6,939	$34,432	$75,814	$104,734
Self-Storage
Revenues	$10,135	$11,898	$35,213	$34,380
Operating expenses	(7,717)	(8,002)	(28,632)	(24,049)
Interest expense	(2,211)	(1,927)	(6,746)	(5,729)
Other income and expenses, excluding interest expense (b)	(15,991)	(403)	25,905	(1,428)
Provision for income taxes	(16)	(46)	(133)	(153)
Gain on sale of real estate, net of tax	82,287	—	132,702	—
Net income attributable to CPA®:17 – Global	$66,487	$1,520	$158,309	$3,021
All Other
Revenues	$1,698	$4,219	$5,060	$10,530
Operating expenses	(29)	(38)	(81)	(1,682)
Interest expense	—	(47)	(6)	446
Other income and expenses, excluding interest expense	(603)	(3,327)	(2,999)	(1,138)
Provision for income taxes	(1,442)	(480)	(3,373)	(1,278)
Gain on sale of real estate, net of tax	—	—	—	—
Net (loss) income attributable to CPA®:17 – Global	$(376)	$327	$(1,399)	$6,878
Corporate
Unallocated Corporate Overhead (c)	$(9,556)	$(10,390)	$(29,422)	$(33,872)
Net income attributable to noncontrolling interests – Available Cash Distributions	$(5,276)	$(5,837)	$(17,803)	$(17,690)
Total Company
Revenues	$110,076	$108,202	$326,487	$316,620
Operating expenses (a)	(87,442)	(54,253)	(203,684)	(162,156)
Interest expense	(25,048)	(24,104)	(75,027)	(69,346)
Other income and expenses, excluding interest expense (b)	(10,495)	1,030	39,955	9,542
Provision for income taxes	(2,333)	(1,676)	(6,530)	(4,441)
Gain on sale of real estate, net of tax	82,287	—	132,702	2,197
Net income attributable to noncontrolling interests	(8,827)	(9,147)	(28,404)	(29,345)
Net income attributable to CPA®:17 – Global	$58,218	$20,052	$185,499	$63,071

CPA®:17 – Global 9/30/2016 10-Q – 33

Notes to Consolidated Financial Statements (Unaudited)

	Total Long-Lived Assets at (d)		Total Assets at
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Net Lease (e)	$3,190,781	$3,169,885	$3,864,659	$3,956,239
Self-Storage	241,662	261,273	255,441	269,081
All Other	243,348	257,844	293,380	309,288
Corporate	—	—	349,407	78,582
Total Company	$3,675,791	$3,689,002	$4,762,887	$4,613,190
___________

(a)	Includes an impairment charge of $29.2 million recognized on one property for both the three and nine months ended September 30, 2016 (Note 8).

(b)	Includes a Gain on change in control of interests of $49.9 million for the nine months ended September 30, 2016 (Note 4).

(c)
Included in unallocated corporate overhead are asset management fees, and general and administrative expenses, as well as interest expense and other charges related to our Senior Credit Facility. These expenses are calculated and reported at the portfolio level and not evaluated as part of any segment’s operating performance.

(d)	Includes Net investments in real estate and Equity investments in real estate.

(e)	Includes one property classified as Assets held for sale as of September 30, 2016 (Note 4, Note 13).

CPA®:17 – Global 9/30/2016 10-Q – 34

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide the reader with information that will assist in understanding our financial statements and the reasons for changes in certain key components of our financial statements from period to period. Management’s Discussion and Analysis of Financial Condition and Results of Operations also provides the reader with our perspective on our financial position and liquidity, as well as certain other factors that may affect our future results. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the 2015 Annual Report and subsequent reports filed under the Securities Exchange Act of 1934.

Business Overview

As described in more detail in Item 1 of the 2015 Annual Report, we are a publicly owned, non-listed REIT that invests primarily in commercial properties leased to companies both domestically and internationally. As opportunities arise, we also make other types of commercial real estate-related investments. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions, and other factors. We earn revenue principally by leasing the properties we own to single corporate tenants, primarily on a triple-net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, contractual rent adjustments, tenant defaults, sales of properties, and foreign currency exchange rates. We were formed in 2007 and are managed by our Advisor. We hold substantially all of our assets and conduct substantially all of our business through the Operating Partnership. We are the general partner of, and own 99.99% of the interests in, the Operating Partnership. The remaining interest in the Operating Partnership is held by a subsidiary of WPC.

Significant Developments

Management Changes

On September 22, 2016, we announced that Mr. Hisham A. Kader resigned as our Chief Financial Officer. Ms. ToniAnn Sanzone was appointed Chief Financial Officer, having served as our Chief Accounting Officer since 2015. Ms. Sanzone joined us in 2013 as Controller.

On October 5, 2016, we announced that Ms. Kristin Sabia was appointed Chief Accounting Officer, succeeding Ms. Sanzone in that role. Ms. Sabia joined us in 2012 and has served as Controller since 2015.

Acquisitions

During the nine months ended September 30, 2016, we acquired six investments and provided a commitment for a build-to suit financing for an aggregate amount of $105.5 million, including acquisition-related costs and fees (Note 4, Note 5), which included:

•	$18.3 million for a student housing accommodation;

•	$8.8 million for an industrial facility;

•	$25.6 million for the remaining 15% controlling interest in five self-storage properties in which we previously held an 85% economic interest as an unconsolidated equity investment;

•	$12.0 million for six newspaper printing facilities;

•	$9.6 million for build-to-suit financing for an existing property;

•	$17.7 million for an office building; and

•	$13.5 million for a warehouse and light manufacturing building.

CPA®:17 – Global 9/30/2016 10-Q – 35

Dispositions

During the nine months ended September 30, 2016, we sold 34 self-storage properties for aggregate proceeds of $259.1 million, net of closing costs, and recognized an aggregate gain on sale of real estate, net of tax, of $132.7 million (Note 13).

Financing Activity

During the nine months ended September 30, 2016, we obtained five new non-recourse mortgage financings and completed two additional drawdowns on already existing mortgage financings totaling $122.2 million, net of debt discounts of $1.1 million. Additionally, in connection with the acquisition of the remaining 15% controlling interest in a self-storage portfolio, we assumed the remaining 15% of the outstanding mortgage debt totaling $69.8 million, net of debt discounts of $1.2 million (Note 10).

During the nine months ended September 30, 2016, we defeased seven non-recourse mortgage loans with outstanding principal balances totaling $121.9 million and recognized losses on extinguishment of debt totaling $23.6 million for the nine months ended September 30, 2016. These mortgage loans encumbered a total of 52 self-storage properties, 34 of which were sold (Note 13) and 18 of which were refinanced with new non-recourse mortgage loans totaling $65.9 million, net of discounts of $0.1 million.

On September 30, 2016, we exercised the delayed draw option on our Term Loan and borrowed $50.0 million. The Term Loan bears interest at LIBOR plus a margin of 1.55% and is scheduled to mature on August 26, 2018, unless extended pursuant to its terms.

Additionally, during the nine months ended September 30, 2016, we refinanced one non-recourse mortgage loan totaling $11.2 million with new non-recourse mortgage financing totaling $16.7 million.

CPA®:17 – Global 9/30/2016 10-Q – 36

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

Portfolio Summary

	September 30, 2016	December 31, 2015
Number of net-leased properties	388	377
Number of operating properties (a)	38	72
Number of tenants (b)	116	111
Total square footage (in thousands)	44,234	45,741
Occupancy (b)	99.73%	99.96%
Weighted-average lease term (in years) (c)	13.0	13.7
Number of countries	13	13
Total assets (in thousands) (c)	$4,762,887	$4,613,190
Net investments in real estate (in thousands) (c)	3,198,429	3,174,855

	Nine Months Ended September 30,
	2016	2015
Acquisition volume — consolidated (in millions) (c) (d) (e)	$105.5	$250.8
Acquisition volume — pro rata (in millions) (d) (e) (f)	105.5	259.9
Financing obtained — consolidated (in millions) (c)	122.2	108.2
Financing obtained — pro rata (in millions) (f)	139.2	108.2
Average U.S. dollar/euro exchange rate	1.1161	1.1148
Average U.S. dollar/British pound sterling exchange rate (h)	1.3939	1.5324
Change in the CPI (i)	2.1%	1.3%
Change in the Harmonized Index of Consumer Prices (i)	0.4%	0.3%
__________

(a)
Operating properties are comprised of full or partial ownership interests in 37 self-storage properties with an average occupancy of 92.3% at September 30, 2016; 71 self-storage properties with an average occupancy of 90.6% at December 31, 2015; and one hotel at each date; all of which are managed by third parties.

(b)	Excludes operating properties.

(c)	Represents consolidated basis.

(d)	Includes build-to-suit transactions, which are reflected as the total commitment for the build-to-suit funding.

(e)	Includes acquisition-related costs and fees, which are included in Acquisition expenses in the consolidated financial statements.

(f)	Represents pro rata basis. See Terms and Definitions below for a description of pro rata amounts.

(g)	Amount for the nine months ended September 30, 2016 includes our proportionate share of the refinancing of a non-recourse mortgage loan of $17.0 million (Note 6).

(h)
The average exchange rate for the U.S. dollar in relation to the British pound sterling decreased by 9.0% during the nine months ended September 30, 2016 as compared to the same period in 2015, resulting in a negative impact on earnings in 2016 from our British pound sterling-denominated investments.

(i)	Many of our lease agreements include contractual increases indexed to changes in the U.S. Consumer Price Index, or CPI, or similar indices.

CPA®:17 – Global 9/30/2016 10-Q – 37

Net-Leased Portfolio

The tables below represent information about our net-leased portfolio on a consolidated and pro rata basis and, accordingly, exclude all operating properties at September 30, 2016. See Terms and Definitions below for a description of pro rata amounts and ABR.

Top Ten Tenants by ABR
(in thousands, except percentages)

				Consolidated		Pro Rata
Tenant/Lease Guarantor	Property Type	Tenant Industry	Location	ABR	Percent	ABR	Percent
Metro Cash & Carry Italia S.p.A. (a)	Retail	Retail Stores	Germany; Italy	$27,243	8%	$27,243	8%
The New York Times Company	Office	Media: Advertising, Printing and Publishing	New York, NY	26,844	8%	14,764	4%
Agrokor d.d. (a)	Retail; Warehouse	Grocery	Croatia	21,842	7%	23,104	6%
General Parts, Inc.	Office; Warehouse	Retail Stores	Various U.S.	18,345	6%	18,345	5%
Lineage Logistics Holdings, LLC	Warehouse	Business Services	Various U.S.	14,024	4%	14,024	4%
KBR, Inc.	Office	Business Services	Houston, TX	13,786	4%	13,786	4%
Blue Cross and Blue Shield of Minnesota, Inc.	Office; Other	Insurance	Various MN	12,206	4%	12,206	3%
IDL Master Tenant, LLC	Retail	Retail Stores	Orlando, FL	10,290	3%	10,290	3%
Eroski Sociedad Cooperativa (a)	Retail; Warehouse	Grocery	Spain	9,216	3%	9,897	3%
FM Logistics (a)	Industrial; Warehouse	Cargo Transportation	Czech Republic; Poland; Slovakia	9,124	3%	9,124	3%
Total				$162,920	50%	$152,783	43%
__________

(a)	ABR amounts are subject to fluctuations in foreign currency exchange rates.

CPA®:17 – Global 9/30/2016 10-Q – 38

Portfolio Diversification by Geography
(in thousands, except percentages)

	Consolidated		Pro Rata
Region	ABR	Percent	ABR	Percent
United States
South	$66,234	20%	$71,868	20%
Midwest	62,275	19%	67,282	19%
East	56,729	17%	44,020	12%
West	30,955	10%	30,133	9%
United States Total	216,193	66%	213,303	60%

International
Italy	25,647	8%	25,647	7%
Croatia	21,842	7%	23,104	6%
Poland	20,944	6%	25,207	7%
Spain	17,121	5%	17,802	5%
Germany	10,542	3%	19,879	6%
United Kingdom	5,028	2%	5,028	1%
Netherlands	3,774	1%	15,387	4%
Other (a)	7,320	2%	13,108	4%
International Total	112,218	34%	145,162	40%

Total	$328,411	100%	$358,465	100%
__________

(a)	Consolidated includes ABR from tenants in Japan, Czech Republic, and Slovakia. Pro rata includes ABR from tenants in the aforementioned countries plus Hungary and Norway.

Portfolio Diversification by Property Type
(in thousands, except percentages)

	Consolidated		Pro Rata
Property Type	ABR	Percent	ABR	Percent
Office	$103,805	32%	$101,806	28%
Retail	79,462	24%	90,416	25%
Warehouse	75,080	23%	91,416	26%
Industrial	52,599	16%	53,205	15%
Other (a)	17,465	5%	21,622	6%
Total	$328,411	100%	$358,465	100%
__________

(a)
Consolidated includes ABR from tenants with the following property types: education facility, sports facility, land, and residential. Pro rata includes ABR from tenants with the aforementioned property types plus self-storage.

CPA®:17 – Global 9/30/2016 10-Q – 39

Portfolio Diversification by Tenant Industry
(in thousands, except percentages)

	Consolidated		Pro Rata
Industry Type	ABR	Percent	ABR	Percent
Retail Stores	$87,541	27%	$100,554	28%
Business Services	37,911	12%	40,590	11%
Grocery	31,058	9%	47,723	13%
Media: Advertising, Printing, and Publishing	30,768	9%	18,688	5%
Capital Equipment	14,232	4%	14,232	4%
Cargo Transportation	12,793	4%	14,247	4%
Consumer Services	12,321	4%	13,232	4%
Insurance	12,206	4%	15,898	4%
Telecommunications	11,062	3%	11,087	3%
Automotive	10,759	3%	9,709	3%
Media: Broadcasting and Subscription	9,620	3%	9,620	3%
Non-Durable Consumer Goods	9,495	3%	7,441	2%
Hotel, Gaming, and Leisure	8,758	3%	8,798	2%
Beverage, Food, and Tobacco	8,515	3%	8,515	2%
High Tech Industries	7,255	2%	6,160	2%
Healthcare and Pharmaceuticals	6,484	2%	6,484	2%
Banking	4,611	1%	8,810	2%
Containers, Packing, and Glass	3,886	1%	7,541	2%
Other (a)	9,136	3%	9,136	4%
Total	$328,411	100%	$358,465	100%
__________

(a)
Includes ABR from tenants in the following industries: construction and building; aerospace and defense; consumer transportation; durable consumer goods; chemicals, plastics, and rubber; real estate; metals and mining; finance; and environmental industries.

CPA®:17 – Global 9/30/2016 10-Q – 40

Lease Expirations
(in thousands, except percentages and number of leases)

	Consolidated			Pro Rata
Year of Lease Expiration (a)	Number of Leases Expiring	ABR	Percent	Number of Leases Expiring	ABR	Percent
Remaining 2016 (b)	8	2,198	1%	8	410	—%
2017	7	790	—%	8	901	—%
2018	2	124	—%	5	147	—%
2019	5	2,481	1%	5	2,481	1%
2020	6	284	—%	6	284	—%
2021	8	2,097	1%	8	1,686	1%
2022	1	3,011	1%	2	4,452	1%
2023	2	305	—%	6	4,432	1%
2024	7	39,323	12%	11	32,773	9%
2025	17	24,522	7%	17	24,522	7%
2026	11	12,081	4%	17	23,694	7%
2027	22	30,164	9%	22	30,164	8%
2028	26	38,609	12%	28	43,017	12%
2029	4	6,333	2%	4	6,333	2%
Thereafter	59	166,089	50%	64	183,169	51%
Total	185	$328,411	100%	211	$358,465	100%
__________

(a)	Assumes tenant does not exercise renewal option.

(b)	Month-to-month leases are included in 2016 ABR.

Self-Storage Summary

Our self-storage properties had an average occupancy rate of 92.3% at September 30, 2016. As of September 30, 2016, our self-storage portfolio was comprised as follows (square footage in thousands):

State	Number of Properties	Square Footage
Illinois	13	900
California	7	476
New York	5	335
Florida	4	260
Hawaii	4	259
Georgia	2	79
North Carolina	1	80
Texas	1	75
Consolidated Total	37	2,464
Pro Rata Total (a)	37	2,464
__________

(a)	See Terms and Definitions below for a description of pro rata amounts.

CPA®:17 – Global 9/30/2016 10-Q – 41

Terms and Definitions

Pro Rata Metrics — The portfolio information above contains certain metrics prepared under the pro rata consolidation method. We refer to these metrics as pro rata metrics. We have a number of investments, usually with our affiliates, in which our economic ownership is less than 100%. Under the full consolidation method, we report 100% of the assets, liabilities, revenues, and expenses of those investments that are deemed to be under our control or for which we are deemed to be the primary beneficiary, even if our ownership is less than 100%. Also, for all other jointly-owned investments, which we do not control, we report our net investment and our net income or loss from that investment. Under the pro rata consolidation method, we present our proportionate share, based on our economic ownership of these jointly-owned investments, of the portfolio metrics of those investments.

ABR — ABR represents contractual minimum annualized base rent for our net-leased properties and reflects exchange rates as of the date of this Report. If there is a rent abatement, we annualize the first monthly contractual base rent following the free rent period. ABR is not applicable to operating properties.

Financial Highlights

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Total revenues	$110,076	$108,202	$326,487	$316,620
Net income attributable to CPA®:17 – Global	58,218	20,052	185,499	63,071

Cash distributions paid	55,408	54,182	165,296	161,481

Net cash provided by operating activities			151,716	185,087
Net cash provided by (used in) investing activities			169,050	(280,762)
Net cash used in financing activities			(163,417)	(78,756)

Supplemental financial measures:
FFO attributable to CPA®:17 – Global (a)	43,710	54,759	194,586	162,553
MFFO attributable to CPA®:17 – Global (a)	47,886	47,908	152,211	147,953
Adjusted MFFO attributable to CPA®:17 – Global (a)	51,795	50,325	161,708	155,614
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

Total revenues increased for the three and nine months ended September 30, 2016 compared to the same periods in 2015, primarily due to increased lease revenues driven by new acquisitions and the acceleration of a below-market lease from a tenant of a domestic property pursuant to a lease termination agreement, partially offset in the nine month period by the bankruptcy settlement claim proceeds received during the second quarter of 2015.

Net income attributable to CPA®:17 – Global increased by $38.2 million for the three months ended September 30, 2016 as compared to the same period in 2015, primarily due to an aggregate gain on sale of real estate of $82.3 million recognized during the current year period, partially offset by an impairment charge of $29.2 million and an aggregate loss on extinguishment of debt of $16.0 million recognized during the current year period. Net income attributable to CPA®:17 – Global increased by $122.4 million for the nine months ended September 30, 2016 as compared to the same period in 2015, primarily due to an aggregate gain on sale of real estate of $132.7 million and a gain on change in control of interests of $49.9

CPA®:17 – Global 9/30/2016 10-Q – 42

million recognized during the current year period, partially offset by an impairment charge of $29.2 million and an aggregate loss on extinguishment of debt of $23.6 million recognized during the current year period.

FFO attributable to CPA®:17 – Global decreased for the three months ended September 30, 2016 as compared to the same period in 2015, primarily due to the loss on extinguishment of debt recognized during the current year period. FFO increased for the nine months ended September 30, 2016 as compared to the same period in 2015, primarily due to the $49.9 million gain on change in control of interests, partially offset by the loss on extinguishment of debt recognized during the current year period.

MFFO attributable to CPA®:17 – Global for the three months ended September 30, 2016 remained unchanged as compared to the same period in 2015.  Adjusted MFFO attributable to CPA®:17 – Global increased for the three months ended September 30, 2016 as compared to the same period in 2015, due to additional rental income from assets acquired. The increase was partially offset by a reduction in other real estate income as a result of a disposition of 22 self-storage properties (Note 13) and a reduction of interest income.

MFFO and Adjusted MFFO attributable to CPA®:17 – Global increased for the nine months ended September 30, 2016, compared to the same period in 2015, primarily as a result of the accretive impact of our investments acquired or placed into service during 2015 and 2016 and lower interest expense. This increase was partially offset by a reduction in other real estate income as a result of a disposition of 34 self-storage properties and a reduction of interest income.

CPA®:17 – Global 9/30/2016 10-Q – 43

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

The following table presents the comparative results of operations (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
Revenues
Lease revenues	$89,982	$83,461	$6,521	$261,970	$239,943	$22,027
Operating property revenues	10,792	12,686	(1,894)	37,281	36,755	526
Reimbursable tenant costs	7,061	7,456	(395)	20,768	22,089	(1,321)
Interest income and other	2,241	4,599	(2,358)	6,468	17,833	(11,365)
	110,076	108,202	1,874	326,487	316,620	9,867
Operating Expenses
Depreciation and amortization:
Net-leased properties	27,732	23,880	3,852	77,202	69,432	7,770
Operating properties	3,512	2,964	548	10,357	9,243	1,114
	31,244	26,844	4,400	87,559	78,675	8,884
Property expenses:
Asset management fees	7,489	7,422	67	22,456	21,864	592
Reimbursable tenant costs	7,061	7,456	(395)	20,768	22,089	(1,321)
Operating properties	4,199	5,029	(830)	14,567	14,766	(199)
Net-leased properties	2,925	2,605	320	10,142	9,406	736
	21,674	22,512	(838)	67,933	68,125	(192)
Impairment charges	29,183	—	29,183	29,183	1,023	28,160
General and administrative	3,895	4,897	(1,002)	12,223	13,690	(1,467)
Acquisition expenses	1,446	—	1,446	6,786	643	6,143
	87,442	54,253	33,189	203,684	162,156	41,528
Other Income and Expenses

Interest expense	(25,048)	(24,104)	(944)	(75,027)	(69,346)	(5,681)
Loss on extinguishment of debt	(15,990)	(5)	(15,985)	(23,580)	(275)	(23,305)
Equity in earnings (losses) of equity method investments in real estate	2,780	(1,078)	3,858	6,532	6,625	(93)
Other income and (expenses)	2,715	2,113	602	7,081	3,192	3,889
Gain on change in control of interests	—	—	—	49,922	—	49,922
	(35,543)	(23,074)	(12,469)	(35,072)	(59,804)	24,732
(Loss) income before income taxes and gain on sale of real estate	(12,909)	30,875	(43,784)	87,731	94,660	(6,929)
Provision for income taxes	(2,333)	(1,676)	(657)	(6,530)	(4,441)	(2,089)
(Loss) income before gain on sale of real estate	(15,242)	29,199	(44,441)	81,201	90,219	(9,018)
Gain on sale of real estate, net of tax	82,287	—	82,287	132,702	2,197	130,505
Net Income	67,045	29,199	37,846	213,903	92,416	121,487
Net income attributable to noncontrolling interests	(8,827)	(9,147)	320	(28,404)	(29,345)	941
Net Income Attributable to CPA®:17 – Global	$58,218	$20,052	$38,166	$185,499	$63,071	$122,428
Supplemental financial measure: (a)
MFFO Attributable to CPA®:17 – Global	$47,886	$47,908	$(22)	$152,211	$147,953	$4,258
Adjusted MFFO Attributable to CPA®:17 – Global	$51,795	$50,325	$1,470	$161,708	$155,614	$6,094
__________

CPA®:17 – Global 9/30/2016 10-Q – 44

(a)
We consider MFFO and Adjusted MFFO, which are supplemental measures that are not defined by GAAP, or non-GAAP measures, to be important measures in the evaluation of our results of operations and capital resources. We evaluate our results of operations with a primary focus on the ability to generate cash flow necessary to meet our objective of funding distributions to stockholders. See Supplemental Financial Measures below for our definitions of these non-GAAP measures and reconciliations to their most directly comparable GAAP measures.

Lease Composition and Leasing Activities

As of September 30, 2016, approximately 51.5% of our net leases, based on consolidated ABR, provide for adjustments based on formulas indexed to changes in the CPI, or similar indices for the jurisdiction in which the property is located, some of which have caps and/or floors. In addition, 44.7% of our net leases on that same basis have fixed rent adjustments, for which consolidated ABR is scheduled to increase by an average of 1.2% in the next 12 months. We own international investments and, therefore, lease revenues from these investments are subject to exchange rate fluctuations in various foreign currencies, primarily the euro.

The following discussion presents a summary of rents on existing properties arising from leases with new tenants and renewed leases with existing tenants for the periods presented and, therefore, does not include new acquisitions for our portfolio during the periods presented.

During the three months ended September 30, 2016, we signed one such lease totaling 1,658 square feet of leased space. This lease was an extension with an existing tenant. The average new rent for this lease remained $18.00 per square foot.

During the nine months ended September 30, 2016, we signed seven such leases totaling 210,121 square feet of leased space. Of these leases, one was with a new tenant and six were extensions with existing tenants. The average new rent for these leases is $8.17 per square foot, compared to the average former rent of $7.83 per square foot. We provided aggregate tenant improvement allowances totaling $2.5 million on two of these leases.

CPA®:17 – Global 9/30/2016 10-Q – 45

Property Level Contribution

The following table presents the property level contribution for our consolidated net-leased and operating properties as well as a reconciliation to Net income attributable to CPA®:17 – Global (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
Existing Net-Leased Properties
Lease revenues	$74,680	$74,281	$399	$223,742	$222,382	$1,360
Depreciation and amortization	(20,365)	(20,808)	443	(61,096)	(63,093)	1,997
Property expenses	(3,107)	(2,365)	(742)	(9,547)	(7,676)	(1,871)
Property level contribution	51,208	51,108	100	153,099	151,613	1,486
Recently Acquired Net-Leased Properties
Lease revenues	10,774	8,018	2,756	31,645	14,067	17,578
Depreciation and amortization	(3,750)	(2,421)	(1,329)	(11,271)	(4,373)	(6,898)
Property expenses	(7)	(48)	41	168	(838)	1,006
Property level contribution	7,017	5,549	1,468	20,542	8,856	11,686
Operating Properties (a)
Operating property revenues	9,424	6,590	2,834	25,323	19,070	6,253
Operating property expenses	(3,525)	(2,498)	(1,027)	(9,663)	(7,599)	(2,064)
Depreciation and amortization	(3,512)	(1,260)	(2,252)	(8,069)	(3,836)	(4,233)
Property level contribution	2,387	2,832	(445)	7,591	7,635	(44)
Properties Sold or Held for Sale (b)
Lease revenues	4,528	1,162	3,366	6,583	3,494	3,089
Operating property revenues	1,368	6,096	(4,728)	11,958	17,685	(5,727)
Operating property expenses	(624)	(2,375)	1,751	(4,563)	(6,701)	2,138
Property expenses	139	(348)	487	(1,104)	(1,358)	254
Depreciation and amortization	(3,617)	(2,355)	(1,262)	(7,123)	(7,373)	250
Property level contribution	1,794	2,180	(386)	5,751	5,747	4
Total Property Level Contribution
Lease revenues	89,982	83,461	6,521	261,970	239,943	22,027
Property expenses	(2,975)	(2,761)	(214)	(10,483)	(9,872)	(611)
Operating property revenues	10,792	12,686	(1,894)	37,281	36,755	526
Operating property expenses	(4,149)	(4,873)	724	(14,226)	(14,300)	74
Depreciation and amortization	(31,244)	(26,844)	(4,400)	(87,559)	(78,675)	(8,884)
Property Level Contribution	62,406	61,669	737	186,983	173,851	13,132
Add other income:
Interest income and other	2,241	4,599	(2,358)	6,468	17,833	(11,365)
Less other expenses:
Impairment charges	(29,183)	—	(29,183)	(29,183)	(1,023)	(28,160)
Asset management fees	(7,489)	(7,422)	(67)	(22,456)	(21,864)	(592)
General and administrative	(3,895)	(4,897)	1,002	(12,223)	(13,690)	1,467
Acquisition expenses	(1,446)	—	(1,446)	(6,786)	(643)	(6,143)
Other Income and Expenses
Interest expense	(25,048)	(24,104)	(944)	(75,027)	(69,346)	(5,681)
Loss on extinguishment of debt	(15,990)	(5)	(15,985)	(23,580)	(275)	(23,305)
Equity in earnings (losses) of equity method investments in real estate	2,780	(1,078)	3,858	6,532	6,625	(93)
Other income and (expenses)	2,715	2,113	602	7,081	3,192	3,889
Gain on change in control of interests	—	—	—	49,922	—	49,922
	(35,543)	(23,074)	(12,469)	(35,072)	(59,804)	24,732
(Loss) income before income taxes and gain on sale of real estate	(12,909)	30,875	(43,784)	87,731	94,660	(6,929)
Provision for income taxes	(2,333)	(1,676)	(657)	(6,530)	(4,441)	(2,089)
(Loss) income before gain on sale of real estate	(15,242)	29,199	(44,441)	81,201	90,219	(9,018)
Gain on sale of real estate, net of tax	82,287	—	82,287	132,702	2,197	130,505
Net Income	67,045	29,199	37,846	213,903	92,416	121,487
Net income attributable to noncontrolling interests	(8,827)	(9,147)	320	(28,404)	(29,345)	941
Net Income Attributable to CPA®:17 – Global	$58,218	$20,052	$38,166	$185,499	$63,071	$122,428
__________

CPA®:17 – Global 9/30/2016 10-Q – 46

(a)	Includes recently acquired self-storage properties.

(b)	Includes the acceleration of lease intangibles pursuant to the lease termination.

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

Existing Net-Leased Properties

Existing net-leased properties are those we acquired or placed into service prior to January 1, 2015. At September 30, 2016, we had 227 existing net-leased properties.

For the three months ended September 30, 2016, as compared to the same period in 2015, property level contribution for existing net-leased properties increased by $0.1 million, due to an increase in lease revenues of $0.4 million, and a decrease in depreciation and amortization expense of $0.4 million, partially offset by an increase in property expenses of $0.7 million. Lease revenues increased primarily due to CPI-related rent increases of $0.2 million and revenues from a build-to-suit expansion on an existing property of $0.2 million. The decrease in depreciation and amortization occurred primarily as a result of $0.6 million lease extension executed in September 2015.

For the nine months ended September 30, 2016, as compared to the same period in 2015, property level contribution for existing net-leased properties increased by $1.5 million, due to an increase in lease revenues of $1.4 million, and a decrease in depreciation and amortization of $2.0 million, partially offset by an increase in property expense of $1.9 million. Lease revenues increased primarily due to CPI-related rent increases of $1.1 million and revenues from build-to-suit expansions of $0.7 million. The decrease in depreciation and amortization occurred primarily as a result of $1.9 million lease extension executed in September 2015. Property expenses increased by $0.6 million primarily due to tenant vacancies in an office building.

Recently Acquired Net-Leased Properties

Recently acquired net-leased properties are those that we acquired or placed into service subsequent to December 31, 2014.

For the three and nine months ended September 30, 2016, compared to the same periods in 2015, property level contribution from recently acquired net-leased properties increased by $1.5 million and $11.7 million, respectively, primarily due to an increase in lease revenues of $2.8 million and $17.6 million, respectively, as a result of the 26 properties acquired or placed into service during 2015 and 2016, partially offset by an increase in depreciation and amortization expense of $1.3 million and $6.9 million, respectively. Additionally, for the nine months ended September 30, 2016, compared to the same period in 2015 property expense decreased by $1.0 million due to the receipt of past due receivables which were previously reserved for.

Operating Properties

Other real estate operations represent primarily the results of operations, or revenues and operating expenses, of our 37 wholly-owned self-storage properties. Our self-storage properties include both existing and recently acquired investments. Additionally, other real estate operations includes the results of operations of a parking garage attached to one of our existing net-leased properties.

For the three and nine months ended September 30, 2016, compared to the same periods in 2015, property level contribution from operating properties remained substantially flat. On April 11, 2016, we acquired the remaining 15% controlling interest in five self-storage properties, that were previously accounted for as equity investments in real estate. As a result, we consolidated this investment and reflect 100% of the property level contribution from these assets for the three months ended September 30, 2016 (Note 4). For the three months ended September 30, 2016, the revenues, property expenses and depreciation and amortization from these properties were $2.6 million, $0.7 million, and $2.3 million, respectively. For the nine months ended September 30, 2016, the revenues, property expenses and depreciation and amortization from these properties were $5.2 million, $1.5 million, and $4.3 million, respectively. The remaining increases in revenues from operating properties for both the

CPA®:17 – Global 9/30/2016 10-Q – 47

three and nine months ended September 30, 2016 as compared to the same periods in 2015 were primarily due to an increase in occupancy rate for our self-storage properties from 90.2% at September 30, 2015 to 92.3% at September 30, 2016.

Properties Sold or Held for Sale

During the three and nine months ended September 30, 2016, we sold 22 and 34 self-storage properties, respectively, and had one property classified as held for sale at September 30, 2016 (Note 13). For the three months ended September 30, 2016 and 2015, property level contribution from properties sold or held for sale was $1.8 million and $2.2 million, respectively. For the nine months ended September 30, 2016 and 2015, property level contribution from properties sold or held for sale was $5.8 million and $5.7 million, respectively. The three and nine months ended September 30, 2016 include the acceleration of amortization of an in-place lease intangible asset and below-market rent intangible liability of $3.0 million and $4.0 million, respectively, as a result of a lease termination with a tenant in a domestic office building.

Other Revenues and Expenses

Interest Income and Other

Interest income and other primarily consists of interest earned on our loans receivable and CMBS investments. For the three and nine months ended September 30, 2016, compared to the same periods in 2015, interest income and other decreased by $2.4 million and $11.4 million, respectively, primarily due to decreases in interest income of $1.1 million and $3.3 million, respectively, as a result of a loan receivable repayment in December 2015 (Note 5), and decreases in accretion of $0.8 million and $2.1 million, respectively, related to another loan that was fully accreted during the current year periods. Additionally, we received proceeds of $6.3 million during the second quarter of 2015 relating to a bankruptcy settlement claim with a former tenant.

Impairment Charges

Where the undiscounted cash flows for an asset are less than the asset’s carrying value when considering and evaluating the various alternative courses of action that may occur, we recognize an impairment charge to reduce the carrying value of the asset to its estimated fair value. Further, when we classify an asset as held for sale, we carry the asset at the lower of its current carrying value or its fair value, less estimated cost to sell. Our impairment charges are more fully described in Note 8.

During the three and nine months ended September 30, 2016, we incurred other-than-temporary impairment charges of $29.2 million on one property classified as Assets held for sale as of September 30, 2016 in order to reduce the carrying value of the property to its estimated fair value. The fair value measurement approximated its estimated selling price. During the three months ended September 30, 2015, we did not recognize any impairment charges. During the nine months ended September 30, 2015, we incurred other-than-temporary impairment charges of $1.0 million on two of our CMBS tranches to reduce their carrying values to their estimated fair values as a result of non-performance.

Property Expenses — Asset Management Fees

For the three and nine months ended September 30, 2016, compared to the same periods in 2015, asset management fees increased by $0.1 million and $0.6 million, respectively, due primarily to the growth in our investment volume during 2015 and 2016, and an increase in the estimated fair value of our real estate, both of which increased the asset base from which our Advisor earns a fee.

General and Administrative

For the three and nine months ended September 30, 2016, compared to the same periods in 2015, general and administrative expenses decreased by $1.0 million and $1.5 million, respectively, primarily due to a decrease in reimbursable overhead and compensation of $1.0 million and $2.4 million, respectively, as a result of a decline in the percentage and total costs allocable to us from our Advisor (Note 3), slightly offset by an increase in investor relations expenses of $0.1 million, and $0.8 million, respectively.

CPA®:17 – Global 9/30/2016 10-Q – 48

Acquisition Expenses

Acquisition expenses represent direct costs incurred to acquire properties in transactions that are accounted for as business combinations, whereby such costs are required to be expensed as incurred (Note 4). For the three and nine months ended September 30, 2016, we incurred acquisition expenses of $1.4 million and $6.8 million, respectively, related to properties acquired that were deemed to be business combinations.

Interest Expense

For the three and nine months ended September 30, 2016, compared to the same periods in 2015, interest expense increased by $0.9 million and $5.7 million, respectively, primarily due to an increase in our average outstanding debt in connection with our investing activity during 2015 and 2016, offset by an overall decrease in our weighted-average interest rate. Our average outstanding debt balance was $2.1 billion and $1.9 billion during the three months ended September 30, 2016 and 2015, respectively, and $2.0 billion and $1.9 billion during the nine months ended September 30, 2016 and 2015, respectively. Our weighted-average interest rate was 4.4% and 4.7% during the three months ended September 30, 2016 and 2015, respectively, and 4.5% and 4.8% during the nine months ended September 30, 2016 and 2015, respectively.

Loss on Extinguishment of Debt

For the three and nine months ended September 30, 2016, we recognized a loss on extinguishment of debt of $16.0 million and $23.6 million respectively, as a result of the disposition and refinancing of properties in 2016 (Note 10).

CPA®:17 – Global 9/30/2016 10-Q – 49

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Lessee	2016	2015	2016	2015
Net Lease:
C1000 Logistiek Vastgoed B.V.	$888	$711	$2,928	$2,164
U-Haul Moving Partners, Inc. and Mercury Partners, LP	615	614	1,839	1,823
Tesco plc	87	97	665	444
Berry Plastics Corporation	417	410	1,251	1,228
Hellweg Die Profi-Baumärkte GmbH & Co. KG (referred to as Hellweg 2) (a)	163	318	586	1,713
BPS Nevada, LLC	461	392	721	1,111
State Farm	186	187	559	595
Eroski Sociedad Cooperativa — Mallorca	161	120	500	453
Bank Pekao S.A.	171	188	516	553
Agrokor d.d. (referred to as Agrokor 5)	83	182	227	202
Dick’s Sporting Goods, Inc.	32	29	94	85
Apply Sørco AS	125	11	176	129
	3,389	3,259	10,062	10,500
Self-Storage:
Madison Storage NYC, LLC and Veritas Group IX-NYC, LLC (b)	—	(403)	(433)	(1,427)
	—	(403)	(433)	(1,427)
All Other:
IDL Wheel Tenant, LLC (c)	1,154	(59)	(2,336)	(59)
BG LLH, LLC (d)	91	(1,398)	(779)	(2,864)
Shelborne Property Associates, LLC (e)	(2,657)	(3,234)	(2,373)	(1,392)
BPS Nevada, LLC - Preferred Equity	803	757	2,391	1,867
	(609)	(3,934)	(3,097)	(2,448)
Total equity in earnings (losses) of equity method investments in real estate	$2,780	$(1,078)	$6,532	$6,625
__________

(a)
The decrease in income primarily relates to the recognition of tax benefits as an outcome of the tax audits for the prior years. The lower tax assessments for 2013 led to a tax benefit adjustment during the three months ended March 31, 2015.

(b)	In April 2016, we purchased the remaining 15% controlling interest in this equity investment and therefore consolidated this investment since the date of purchase (Note 4).

(c)
This build-to-suit investment was placed into service in May 2015. For the three months ended September 30, 2016 we recognized equity investment income as a result of the contribution of capital from other partners. For the nine months ended September 30, 2016, this investment operated at the loss.

(d)
During the three and nine months ended September 30, 2016, the change was driven primarily by an increase in operating income related to increased profitability and margins. Additionally, during the three months ended September 30, 2016, this equity investment recognized a gain on sale related to two dispositions.

(e)
Variances between the three and nine months ended September 30, 2016 and the comparable periods in 2015 were primarily due to timing of capital contributions from our partners to partially fund cumulative losses that had previously been recognized on our investment as a result of applying the hypothetical liquidation book value model.

CPA®:17 – Global 9/30/2016 10-Q – 50

Other Income and (Expenses)

Other income and (expenses) primarily consists of gains and losses on foreign currency transactions, and derivative instruments. We make intercompany loans to a number of our foreign subsidiaries, most of which do not have the U.S. dollar as their functional currency. Remeasurement of foreign currency intercompany transactions that are scheduled for settlement, consisting primarily of accrued interest and short term loans, are included in the determination of net income. We also recognize gains or losses on foreign currency transactions when we repatriate cash from our foreign investments or hold foreign currencies in entities with a U.S. dollar currency designation. In addition, we have certain derivative instruments, including common stock warrants, foreign currency contracts and a swaption, that are not designated as hedges for accounting purposes, for which realized and unrealized gains and losses are included in earnings. The timing and amount of such gains or losses cannot always be estimated and are subject to fluctuation.

For the three months ended September 30, 2016, we recognized net other income of $2.7 million, which was primarily comprised of $2.3 million of gains recognized on derivatives and $0.2 million of realized and unrealized foreign currency transaction gains related to our international investments.

For the three months ended September 30, 2015, we recognized net other income of $2.1 million, which was primarily comprised of $2.0 million in gains recognized on derivatives, $0.4 million realized and unrealized foreign currency transaction gains related to our international investments, and $0.3 million interest income received on our cash balances held with financial institutions, partially offset by $0.6 million of other losses related to the write-off of a purchase option which expired in July 2015.

For the nine months ended September 30, 2016, we recognized net other income of $7.1 million, which was primarily comprised of $5.7 million of gains recognized on derivatives and $1.2 million of realized and unrealized foreign currency transaction gains related to our international investments.

For the nine months ended September 30, 2015, we recognized net other income of $3.2 million, which was primarily comprised of gains recognized on derivatives of $6.8 million and interest income received on our cash balances held with financial institutions of $1.0 million, partially offset by realized and unrealized foreign currency transaction losses related to our international investments of $4.0 million, other losses of $0.6 million related to the write-off of a purchase option that expired in July 2015, and a loss recognized on the extinguishment of debt of $0.3 million related to the prepayment of a non-recourse mortgage loan during the nine months ended September 30, 2015.

Gain on Change in Control of Interests

In connection with our acquisition of the remaining 15% controlling interest in a jointly-owned investment in five self-storage properties that was previously accounted for as an equity method investment, we recorded a $49.9 million gain on change in control of interests during the nine months ended September 30, 2016 (Note 4). As a result of this acquisition, we consolidate this investment as of September 30, 2016. The gain on change in control represents the difference between our carrying values and the fair values of our previously held equity interests in these properties.

Provision for Income Taxes

For the three months ended September 30, 2016 compared to the same period in 2015, provision for income taxes increased by $0.7 million primarily related to a deferred tax provision associated with a basis difference on a TRS which holds an equity interest in a subsidiary.

For the nine months ended September 30, 2016, compared to the same period in 2015, provision for income taxes increased by
$2.1 million, primarily related to an increase in deferred tax provisions of $3.5 million associated with basis differences on certain domestic and foreign properties.  This is partially offset by a decrease in current federal, foreign and state franchise tax benefits of $1.4 million, which is primarily the result of current tax expense of $0.9 million recognized during the nine months ended September 30, 2015 relating to proceeds received from a bankruptcy settlement claim with a former tenant.

CPA®:17 – Global 9/30/2016 10-Q – 51

Gain on Sale of Real Estate, Net of Tax

During the three and nine months ended September 30, 2016, we recognized gains on sales of real estate of $82.3 million and $132.7 million, respectively, as a result of the sales of 22 and 34 self-storage properties, respectively. During the nine months ended September 30, 2015, we recognized a deferred gain on sale of real estate, net of tax, of $2.2 million as a result of the partial sale related to I Shops LLC, which occurred in 2014 (Note 13).

Net Income Attributable to Noncontrolling Interests

For the three and nine months ended September 30, 2016, compared to the same periods in 2015, net income attributable to noncontrolling interests decreased by $0.3 million and $0.9 million, respectively. During the three months ended September 30, 2016, the decrease primarily related to the decrease in the Available Cash Distribution paid to our Advisor (Note 3). During the nine months ended September 30, 2016, the decrease was primarily due to a decrease in the income generated from certain of our joint-venture investments, partially offset by $2.1 million of our affiliate’s share of proceeds from a bankruptcy settlement claim with a former tenant received during the second quarter of 2015 and an increase in the Available Cash Distribution paid to our Advisor as a result of our investment activity since September 30, 2015.

Modified Funds from Operations and Adjusted Modified Funds from Operations

MFFO and Adjusted MFFO are non-GAAP measures that we use to evaluate our business. For definitions of MFFO and Adjusted MFFO, and respective reconciliations to Net income attributable to CPA®:17 – Global, see Supplemental Financial Measures below.

For the three months ended September 30, 2016, compared to the same period in 2015, MFFO attributable to CPA®:17 – Global remained unchanged.

For the three months ended September 30, 2016, compared to the same period in 2015, Adjusted MFFO attributable to CPA®:17 – Global increased by $1.5 million, primarily due to the accretive impact of our investments acquired partially offset by a decrease related to our dispositions, and a reduction of interest income.

For the nine months ended September 30, 2016, compared to the same period in 2015, MFFO attributable to CPA®:17 – Global increased by $4.3 million, primarily due to the accretive impact of our investments acquired and lower interest expense partially offset by a decrease related to our dispositions, a reduction of interest income and an increase of deferred tax expense.

For the nine months ended September 30, 2016, compared to the same period in 2015, Adjusted MFFO attributable to CPA®:17 – Global increased by $6.1 million, primarily due to the accretive impact of our investments acquired and lower interest expense partially offset by a decrease related to our dispositions, and a reduction of interest income.

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

CPA®:17 – Global 9/30/2016 10-Q – 52

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

Operating Activities — Net cash provided by operating activities decreased by $33.4 million during the nine months ended September 30, 2016 as compared to the same period in 2015, primarily due to the increase in defeasance fees and costs paid in connection with debt repayments of $22.3 million, $6.1 million of acquisition expenses related to our business combinations in 2016, and $3.5 million related to timing differences in rent receivable and prepaid rents, partially offset by an increase in operating cash flow generated from investments acquired after September 30, 2015. Additionally, during the second quarter of 2015 we received proceeds of $6.3 million from a bankruptcy settlement claim with a former tenant.

Investing Activities — Our investing activities are generally comprised of real estate-related transactions, payment of deferred acquisition fees to our Advisor related to asset acquisitions, and capitalized property-related costs. During the nine months ended September 30, 2016, we sold 34 self-storage properties for net proceeds of $258.3 million, net of selling costs. We funded $79.5 million for real estate investment acquisitions and $9.6 million in capital expenditures for owned real estate (Note 4, Note 5). We had net cash outflows of $42.9 million related to a change in restricted cash and received $30.0 million as a return of capital from our equity method investments in real estate. We recovered $23.8 million of value-added taxes in connection with our international acquisitions during the nine months ended September 30, 2016.

Financing Activities — During the nine months ended September 30, 2016, our gross borrowings under our Senior Credit Facility were $225.7 million, including a $50.0 million delayed draw of our Term Loan, and repayments were $289.6 million. We received $204.0 million in proceeds from non-recourse mortgage financings related to new and existing investments (Note 10). We paid distributions to our stockholders related to the fourth quarter of 2015 and the first and second quarters of 2016 totaling $165.3 million, which were comprised of cash distributions of $87.6 million and distributions that were reinvested in shares of our common stock by stockholders through our distribution reinvestment plan of $77.7 million. We also made scheduled and unscheduled mortgage principal installments totaling $155.2 million, paid $30.2 million for repurchase of shares pursuant to our redemption plan, and paid distributions of $28.2 million to affiliates that hold noncontrolling interests in various investments jointly-owned with us.

Distributions

Our objectives are to generate sufficient cash flow over time to provide stockholders with distributions and to seek investments with potential for capital appreciation throughout varying economic cycles. During the nine months ended September 30, 2016, we declared distributions to our stockholders totaling $166.2 million, which were comprised of $89.1 million of cash distributions and $77.1 million of distributions reinvested in our shares by stockholders through our distribution reinvestment plan. We funded 91.3% of these distributions from Net cash provided by operating activities, with the remainder funded from other investing and financing cash flows. Since inception, we have funded 97.4% of our cumulative distributions from Net cash provided by operating activities, with the remaining 2.6%, or $30.4 million, being funded primarily from proceeds of our public offerings and, to a lesser extent, other sources. As we have fully invested the proceeds of our offerings, we expect that in the future, if distributions cannot be fully sourced from Net cash provided by operating activities, they may be sourced from the proceeds of financings or the sales of assets.  In determining our distribution policy during the periods in which we are investing capital, we place primary emphasis on projections of cash flow from operations, together with cash distributions from our unconsolidated investments, rather than on historical results of operations (though these and other factors may be a part of our consideration). Thus, in setting a distribution rate, we focus primarily on expected returns from those investments we have made, as well as our anticipated rate of return from future investments, to assess the sustainability of a particular distribution rate over time.

CPA®:17 – Global 9/30/2016 10-Q – 53

Redemptions

We maintain a quarterly redemption program pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from stockholders seeking liquidity. During the nine months ended September 30, 2016, we received 902 requests to redeem 3,157,473 shares of our common stock pursuant to our redemption plan, all of which were redeemed during the period. The weighted-average price per share at which the shares were redeemed was $9.57, which is net of redemptions fees, and totaled $30.2 million. During the nine months ended September 30, 2015, we received requests to redeem 3,089,139 shares of common stock pursuant to our redemption plan, all of which were redeemed during the period. The weighted-average price per share at which these shares were redeemed was $9.16, which is net of redemption fees, and totaled $28.3 million.

Summary of Financing

The table below summarizes our non-recourse debt and Senior Credit Facility (dollars in thousands):

	September 30, 2016	December 31, 2015 (a)
Carrying Value
Fixed rate	$1,281,818	$1,301,875
Variable rate:
Senior Credit Facility - Term Loan	49,719	—
Senior Credit Facility - Revolver	—	112,834
Non-recourse debt:
Amount subject to interest rate swaps and caps	437,830	412,074
Floating interest rate mortgage loans	297,829	167,825
	735,659	579,899
	$2,067,196	$1,994,608
Percent of Total Debt
Fixed rate	62%	65%
Variable rate	38%	35%
	100%	100%
Weighted-Average Interest Rate at End of Period
Fixed rate	5.0%	5.1%
Variable rate (b)	3.5%	3.5%
__________

(a)
In accordance with ASU 2015-03, we reclassified deferred financing costs from Other assets, net to Non-recourse debt, net and the Term Loan included in Senior Unsecured Credit Facility, net as of December 31, 2015 (Note 2).

(b)	The impact of our derivative instruments is reflected in the weighted-average interest rates.

Cash Resources

At September 30, 2016, our cash resources consisted primarily of cash and cash equivalents totaling $310.7 million. Of this amount, $29.7 million, at then-current exchange rates, was held in foreign subsidiaries, but we could be subject to restrictions or significant costs should we decide to repatriate these amounts. We also had our Senior Credit Facility with unused capacity of $200.0 million at September 30, 2016. Our cash resources may be used for future investments and can be used for working capital needs, other commitments, and distributions to our stockholders.

CPA®:17 – Global 9/30/2016 10-Q – 54

Cash Requirements

During the next 12 months, we expect that our cash requirements will include payments to acquire new investments; funding capital commitments such as build-to-suit projects and ADC Arrangements; paying distributions to our stockholders and to our affiliates that hold noncontrolling interests in entities we control; making share repurchases pursuant to our quarterly redemption program; and making scheduled debt service payments and repayments of borrowings under our Revolver; as well as other normal recurring operating expenses. Balloon payments totaling $430.1 million and $94.0 million on our consolidated and unconsolidated non-recourse mortgage loan obligations, respectively, are also due during the next 12 months. Our Advisor is actively seeking to refinance certain of these loans, although there can be no assurance that it will be able to do so on favorable terms, if at all. Capital and other lease commitments totaling $12.9 million are expected to be funded during the next 12 months. We expect to fund future investments, capital commitments, any capital expenditures on existing properties, scheduled and unscheduled debt payments on our mortgage loans, and repayments of borrowings under our Revolver through the use of our cash reserves, cash generated from operations, and proceeds from repayments of notes receivable, financings and asset sales.

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements, and other contractual obligations (primarily our capital commitments and lease obligations) at September 30, 2016, and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Non-recourse debt — principal (a) (b)	$2,031,744	$460,358	$364,196	$422,965	$784,225
Senior Credit Facility - Term Loan — principal (c)	50,000	—	50,000	—	—
Deferred acquisition fees — principal	5,087	3,471	1,616	—	—
Interest on borrowings and deferred acquisition fees	350,983	79,753	118,994	93,597	58,639
Capital commitments (d)	10,019	10,019	—	—	—
Operating and other lease commitments (e)	75,044	2,888	5,940	4,761	61,455
Asset retirement obligations, net (f)	17,602	—	—	—	17,602
	$2,540,479	$556,489	$540,746	$521,323	$921,921
__________

(a)	Excludes deferred financing costs totaling $10.2 million and unamortized discount, net of $4.1 million on 11 notes, which were included in Non-recourse debt at September 30, 2016.

(b)
Includes $180.6 million of debt that matured on September 28, 2016, however, we are in negotiations with the same lenders to refinance the outstanding debt, which is expected to occur before December 31, 2016.

(c)
Excludes deferred financing costs totaling $0.2 million and unamortized discount of less than $0.1 million on our Senior Credit Facility, which is scheduled to mature on August 26, 2018, unless extended by us pursuant to its terms.

(d)	Capital commitments include (i) construction commitments related to build-to-suit projects placed in service of $9.7 million (Note 4), and (ii) $0.3 million related to unfunded tenant improvements.

(e)
Operating commitments consist of rental obligations under ground leases. Other lease commitments consist of our estimated share of future rents payable for the purpose of leasing office space pursuant to the advisory agreement. Amounts are estimated based on current allocation percentages among WPC and the other Managed Programs as of September 30, 2016 (Note 3).

(f)
Represents the estimated amount of future obligations estimated for the removal of asbestos and environmental waste in connection with several of our investments, payable upon the retirement or sale of the assets.

Amounts in the table above that relate to our foreign operations are based on the exchange rate of the local currencies at September 30, 2016, which consisted primarily of the euro. At September 30, 2016, we had no material capital lease obligations for which we were the lessee, either individually or in the aggregate.

Equity Method Investments

We have interests in unconsolidated investments that own single-tenant properties net leased to companies. Generally, the underlying investments are jointly-owned with our affiliates (Note 6). At September 30, 2016, on a combined basis, these

CPA®:17 – Global 9/30/2016 10-Q – 55

investments had total assets of approximately $4.2 billion and third-party non-recourse mortgage debt of $2.5 billion. At that date, our pro rata share of the aggregate debt for these investments was $494.5 million. Cash requirements with respect to our share of these debt obligations are discussed above under Cash Requirements.

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

CPA®:17 – Global 9/30/2016 10-Q – 56

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

CPA®:17 – Global 9/30/2016 10-Q – 57

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

CPA®:17 – Global 9/30/2016 10-Q – 58

FFO, MFFO, and Adjusted MFFO were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income attributable to CPA®:17 – Global	$58,218	$20,052	$185,499	$63,071
Adjustments:
Gain on sale of real estate	(82,287)	—	(132,702)	(2,197)
Depreciation and amortization of real property	31,279	26,785	87,657	78,503
Impairment charges	29,183	—	29,183	—
Proportionate share of adjustments to equity in net income of partially-owned entities to arrive at FFO:
Depreciation and amortization of real property	8,262	8,059	26,181	23,599
Gain on sale of real estate	(801)	—	(801)	—
Proportionate share of adjustments for noncontrolling interests to arrive at FFO	(144)	(137)	(431)	(423)
Total adjustments	(14,508)	34,707	9,087	99,482
FFO attributable to CPA®:17 – Global — as defined by NAREIT	43,710	54,759	194,586	162,553
Adjustments:
Loss on extinguishment of debt	15,990	5	23,580	275
Straight-line and other rent adjustments (a)	(4,384)	(5,445)	(14,833)	(15,285)
Above- and below-market rent intangible lease amortization, net (b)	(4,092)	(361)	(4,324)	(1,054)
Realized gains on foreign currency, derivatives and other	(2,006)	(944)	(6,445)	(5,285)
Merger and acquisition expenses (c)	1,446	—	6,786	643
Unrealized (gains) losses on foreign currency, derivatives, and other	(722)	(918)	(676)	2,963
Amortization of premiums on debt investments, net	613	259	1,516	340
Gain on change in control of interests (d)	—	—	(49,922)	—
Impairment charges (e)	—	—	—	1,023
Proportionate share of adjustments to equity in net income of partially-owned entities to arrive at MFFO:
Realized (gains) losses on foreign currency, derivatives, and other	(3,305)	(133)	183	164
Above- and below-market rent intangible lease amortization, net (b)	321	334	1,020	706
Acquisition expenses (c)	160	205	(975)	541
Unrealized losses on foreign currency, derivatives, and other	85	—	438	—
Straight-line and other rent adjustments (a)	(25)	(64)	(100)	(205)
Amortization of premiums on debt investments, net	11	95	106	284
Loss on extinguishment of debt	—	—	978	—
Proportionate share of adjustments for noncontrolling interests to arrive at MFFO	84	116	293	290
Total adjustments	4,176	(6,851)	(42,375)	(14,600)
MFFO attributable to CPA®:17 – Global	47,886	47,908	152,211	147,953
Adjustments:
Hedging gains	2,172	2,288	5,850	7,330
Deferred taxes	1,737	129	3,647	331
Total adjustments	3,909	2,417	9,497	7,661
Adjusted MFFO attributable to CPA®:17 – Global	$51,795	$50,325	$161,708	$155,614
__________

CPA®:17 – Global 9/30/2016 10-Q – 59

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

(d)
Gain on change in control of interests for the nine months ended September 30, 2016 represents a gain recognized on our acquisition of a 15% controlling interest in five self-storage properties, which we had previously accounted for as an equity method investment (Note 4).

(e)
Impairment charges were incurred on our CMBS portfolio and are considered non-real estate impairments. As such, these impairment charges were not included as an add back adjustment in our computation of FFO, as defined by NAREIT, but are included as an adjustment in arriving at MFFO and Adjusted MFFO because these charges are not directly related or attributable to our operations.

CPA®:17 – Global 9/30/2016 10-Q – 60

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

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we have historically attempted to obtain non-recourse mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our joint investment partners have obtained, and may in the future obtain, variable-rate non-recourse mortgage loans, and, as a result, we have entered into, and may continue to enter into, swaptions, interest rate swap agreements or interest rate cap agreements with lenders. Interest rate swap agreements effectively convert the variable-rate debt service obligations of a loan to a fixed rate, while interest rate cap agreements limit the underlying interest rate from exceeding a specified strike rate. Interest rate swaps are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flows over a specific period, and interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments that, where applicable, are designated as cash flow hedges on the forecasted interest payments on the debt obligation. The face amount on which the swaps or caps are based is not exchanged. A swaption is an option that gives us the right, but not the obligation, to enter into an interest rate swap under which we would pay a fixed-rate and receive a variable-rate.  At the option’s expiration, we may also elect to cash settle the option if such option is “in-the-money” or allow the option to expire at no additional cost to us. Our objective in using these derivatives is to limit our exposure to interest rate movements. At September 30, 2016, we estimated that the total fair value of our interest rate swaps, which are included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was in a liability position of $11.0 million (Note 9).

At September 30, 2016, our debt either bore interest at fixed rates, bore interest at floating rates, was swapped or capped to a fixed rate, or bore interest at fixed rates that were scheduled to convert to then-prevailing market fixed rates at certain future points during their term. The annual interest rates on our fixed-rate debt at September 30, 2016 ranged from 1.9% to 10.9%. The contractual annual interest rates on our variable-rate debt at September 30, 2016 ranged from 1.3% to 6.0%. Our debt obligations are more fully described under Liquidity and Capital Resources – Summary of Financing in Item 2 above. The following table presents principal cash outflows for the remainder of 2016, each of the next four calendar years following December 31, 2016, and thereafter, based upon expected maturity dates of our debt obligations outstanding at September 30, 2016 (in thousands):

	2016 (Remainder)	2017	2018	2019	2020	Thereafter	Total	Fair value
Fixed-rate debt (a)	$17,051	$247,856	$57,954	$29,334	$138,248	$799,047	$1,289,490	$1,329,600
Variable-rate debt (a) (b)	$182,480	$170,937	$170,306	$4,245	$4,541	$259,745	$792,254	$790,040
__________

(a)	Amounts are based on the exchange rate at September 30, 2016, as applicable.

CPA®:17 – Global 9/30/2016 10-Q – 61

(b)	Includes the $50.0 million delayed draw of our Term Loan, which is scheduled to mature on August 26, 2018, unless extended by us pursuant to its terms.

At September 30, 2016, the estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates, or has effectively been converted to a fixed rate through the use of interest rate swaps, or that has been subject to interest rate caps, is affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at September 30, 2016 by an aggregate increase of $54.0 million or an aggregate decrease of $69.6 million, respectively. Annual interest expense on our unhedged variable-rate debt that does not bear interest at fixed rates at September 30, 2016 would increase or decrease by $3.5 million for each respective 1% change in annual interest rates.

As more fully described under Liquidity and Capital Resources – Summary of Financing in Item 2 above, our variable-rate debt in the table above bore interest at fixed rates at September 30, 2016, but has interest rate reset features that will change the fixed interest rates to then-prevailing market fixed rates at certain points during their term. This debt is generally not subject to short-term fluctuations in interest rates.

Foreign Currency Exchange Rate Risk

We own international investments, primarily in Europe and Asia, and as a result, are subject to risk from the effects of exchange rate movements in various foreign currencies, primarily the euro and, to a lesser extent, the British pound sterling, the Japanese yen, the Norwegian krone, which may affect future costs and cash flows. Although all of our foreign investments through the third quarter of 2016 were conducted in these currencies, we may conduct business in other currencies in the future. We manage foreign currency exchange rate movements by generally placing both our debt service obligation to the lender and the tenant’s rental obligation to us in the same currency. This reduces our overall exposure to the actual equity that we have invested and the equity portion of our cash flow. In addition, we may use currency hedging to further reduce the exposure to our equity cash flow. We are generally a net receiver of these currencies (we receive more cash than we pay out), therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar, relative to the foreign currency.

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

The June 23, 2016 referendum by voters in the United Kingdom to exit the European Union, a process commonly referred to as “Brexit,” adversely impacted global markets, including the respective currencies, and resulted in a sharp decline in the value of the British pound sterling and to a lesser extent, the euro as compared to the U.S. dollar. In October 2016, the Prime Minister of the United Kingdom announced that the formal withdrawal process would be triggered in the first quarter of 2017. As a result, the end-of-period rate for the U.S. dollar in relation to the British pound sterling at October 31, 2016 decreased by 6.2% to $1.2155 from $1.2962 at September 30, 2016. Volatility in exchange rates is expected to continue as the United Kingdom negotiates its likely exit from the European Union.

Any impact from Brexit on us will depend, in part, on the outcome of tariff, trade, regulatory, and other negotiations.  Although it is unknown what the result of those negotiations will be, it is possible that new terms may adversely affect our operations and financial results.

Scheduled future minimum rents, exclusive of renewals, under non-cancelable operating leases for our consolidated foreign operations as of September 30, 2016, during the remainder of 2016, each of the next four calendar years following December 31, 2016, and thereafter, are as follows (in thousands):

Lease Revenues (a)	2016 (Remainder)	2017	2018	2019	2020	Thereafter	Total
Euro (b)	$26,151	$103,857	$104,018	$104,182	$104,635	$836,289	$1,279,132
British pound sterling (c)	1,267	5,025	5,025	5,025	5,039	50,154	71,535
Japanese yen (d)	785	3,113	3,113	3,113	3,122	3,864	17,110
	$28,203	$111,995	$112,156	$112,320	$112,796	$890,307	$1,367,777

CPA®:17 – Global 9/30/2016 10-Q – 62

Scheduled debt service payments (principal and interest) for mortgage notes payable, with regard to our consolidated foreign operations, as of September 30, 2016, during the remainder of 2016, each of the next four calendar years following December 31, 2016, and thereafter, are as follows (in thousands):

Debt Service (a) (e)	2016 (Remainder)	2017	2018	2019	2020	Thereafter	Total
Euro (b)	$198,981	$132,523	$14,297	$11,441	$76,288	$199,614	$633,144
British pound sterling (c)	398	1,607	1,574	12,043	311	16,817	32,750
Japanese yen (d)	129	26,223	—	—	—	—	26,352
	$199,508	$160,353	$15,871	$23,484	$76,599	$216,431	$692,246
__________

(a)
Amounts are based on the applicable exchange rates at September 30, 2016. Contractual rents and debt obligations are denominated in the functional currency of the country of each property. Our foreign operations denominated in the Norwegian krone and Indian rupee are related to an unconsolidated jointly-owned investment and a foreign debenture, respectively, and are excluded from the amounts in the tables.

(b)
We estimate that, for a 1% increase or decrease in the exchange rate between the euro and the U.S. dollar, there would be a corresponding change in the projected estimated property-level cash flow at September 30, 2016 of $6.5 million.

(c)
We estimate that, for a 1% increase or decrease in the exchange rate between the British pound sterling and the U.S. dollar, there would be a corresponding change in the projected estimated property-level cash flow at September 30, 2016 of $0.4 million.

(d)
We estimate that, for a 1% increase or decrease in the exchange rate between the Japanese yen and the U.S. dollar, there would be a corresponding change in the projected estimated property-level cash flow at September 30, 2016 of less than $0.1 million.

(e)	Interest on unhedged variable-rate debt obligations was calculated using the applicable annual interest rates and balances outstanding at September 30, 2016.

As a result of scheduled balloon payments on certain of our international non-recourse mortgage loans, projected debt service obligations exceed projected lease revenues in 2016 and 2017. In 2016, balloon payments totaling $192.2 million are due on two non-recourse mortgage loans, which includes $180.6 million of debt that matured on September 28, 2016, however, we are in negotiations with the same lenders to refinance the outstanding debt, which is expected to occur before December 31, 2016. In 2017, balloon payments totaling $138.9 million are due on eight non-recourse mortgage loans, of which a payment of $25.7 million on one loan was collateralized by properties that we own with affiliates. We currently anticipate that, by their respective due dates, we will have refinanced certain of these loans, but there can be no assurance that we will be able to do so on favorable terms, if at all. If refinancing has not occurred, we would expect to use our cash resources to make these payments, if necessary.

Concentration of Credit Risk

Concentrations of credit risk arise when a number of tenants are engaged in similar business activities or have similar economic risks or conditions that could cause them to default on their lease obligations to us. We regularly monitor our portfolio to assess potential concentrations of credit risk. While we believe our portfolio is reasonably well diversified, it does contain concentrations in certain areas in excess of 10%, based on the percentage of our consolidated total revenues or ABR. For the three months ended September 30, 2016, our consolidated portfolio had the following significant characteristics in excess of 10%, based on the percentage of our consolidated total revenues:

•	73% related to domestic properties, which included a concentration in Texas of 14%, and

•	27% related to international properties.

At September 30, 2016, our consolidated net-lease portfolio, which excludes investments within our Self-Storage and All Other segments, had the following significant property and lease characteristics in excess of 10% in certain areas, based on the percentage of our consolidated ABR as of that date:

•	66% related to domestic properties;

•	34% related to international properties;

•	32% related to office facilities, 24% related to retail facilities, 23% related to warehouse facilities, and 16% related to industrial facilities; and

•	27% related to the retail stores industry and 12% related to the business services industry.

CPA®:17 – Global 9/30/2016 10-Q – 63

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of September 30, 2016 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

CPA®:17 – Global 9/30/2016 10-Q – 64

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the three months ended September 30, 2016, we issued 368,291 shares of our common stock to our Advisor as consideration for asset management fees. These shares were issued at $10.24 per share, which represents our most recently published NAV as approved by our board of directors at the date of issuance. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(a)(2) of the Securities Act of 1933, the shares issued were deemed to be exempt from registration. In acquiring our shares, our Advisor represented that such interests were being acquired by it for investment purposes and not with a view to the distribution thereof. From inception through September 30, 2016, we have issued a total of 11,510,492 shares of our common stock to our Advisor as consideration for asset management fees.

Issuer Purchases of Equity Securities

The following table provides information with respect to repurchases of our common stock during the three months ended September 30, 2016:

	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or program (a)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or program (a)
2016 Period
July	117	$9.56	N/A	N/A
August	—	—	N/A	N/A
September	1,122,750	9.57	N/A	N/A
Total	1,122,867
__________

(a)
Represents shares of our common stock repurchased under our redemption plan, pursuant to which we may elect to redeem shares at the request of our stockholders subject to certain exceptions, conditions, and limitations. The maximum amount of shares purchasable by us in any period depends on a number of factors and is at the discretion of our board of directors. We generally receive fees in connection with share redemptions. During the three months ended September 30, 2016, we received 308 redemption requests for common stock, which were satisfied during that period.

CPA®:17 – Global 9/30/2016 10-Q – 65

Item 6. Exhibits.

The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description	Method of Filing
3.1	Amended and Restated Bylaws of Corporate Property Associates 17 – Global Incorporated	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on August 23, 2016

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101
The following materials from Corporate Property Associates 17 – Global Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and 2015, (iv) Consolidated Statements of Equity for the nine months ended September 30, 2016 and 2015, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, and (vi) Notes to Consolidated Financial Statements.
Filed herewith

CPA®:17 – Global 9/30/2016 10-Q – 66

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corporate Property Associates 17 – Global Incorporated
Date:	November 9, 2016
		By:	/s/ ToniAnn Sanzone
ToniAnn Sanzone
Chief Financial Officer
(Principal Financial Officer)

Date:	November 9, 2016
		By:	/s/ Kristin Sabia
Kristin Sabia
Chief Accounting Officer
(Principal Accounting Officer)

CPA®:17 – Global 9/30/2016 10-Q – 67

EXHIBIT INDEX

The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description	Method of Filing
3.1	Amended and Restated Bylaws of Corporate Property Associates 17 – Global Incorporated	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on August 23, 2016

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101
The following materials from Corporate Property Associates 17 – Global Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and 2015, (iv) Consolidated Statements of Equity for the nine months ended September 30, 2016 and 2015, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, and (vi) Notes to Consolidated Financial Statements.
Filed herewith