Form 10-K
period 2016-12-31
Corporate Property Associates 17 - Global INC
filed 2017-03-10
CIK 1390213

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Registrant has no active market for its common stock. Non-affiliates held 329,735,167 shares of common stock at June 30, 2016.
As of March 3, 2017, there were 346,194,072 shares of common stock of registrant outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

The registrant incorporates by reference its definitive Proxy Statement with respect to its 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of its fiscal year, into Part III of this Annual Report on Form 10-K.

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

CPA®:17 – Global 2016 10-K – 1

PART I

Item 1. Business.

General Development of Business

Overview

Corporate Property Associates 17 – Global Incorporated, or CPA®:17 – Global, and, together with its consolidated subsidiaries, we, us, or our, is a publicly owned, non-traded real estate investment trust, or REIT, that invests in a diversified portfolio of income-producing commercial properties and other real estate-related assets, both domestically and outside the United States. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income and the level of our distributions, among other factors. We conduct substantially all of our investment activities and own all of our assets through CPA®:17 Limited Partnership, a Delaware limited partnership, which is our Operating Partnership. In addition to being a general partner and a limited partner of the Operating Partnership, we also own a 99.99% capital interest in the Operating Partnership. W. P. Carey Holdings, LLC, or Carey Holdings, also known as the Special General Partner, an indirect subsidiary of our sponsor, W. P. Carey Inc., or WPC, holds the remaining 0.01% special general partner interest in the Operating Partnership.

Our core investment strategy is to acquire, own, and manage a portfolio of commercial real estate properties leased to a diversified group of companies on a single-tenant, net-leased basis. Our net leases generally require the tenant to pay substantially all of the costs associated with operating and maintaining the property, such as maintenance, insurance, taxes, structural repairs, and other operating expenses. Leases of this type are referred to as triple-net leases. We generally seek to include in our leases:

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

We are managed by WPC through certain of its subsidiaries, or collectively, our Advisor. WPC is a publicly traded REIT listed on the New York Stock Exchange under the symbol “WPC.” Pursuant to an advisory agreement, our Advisor provides both strategic and day-to-day management services for us, including capital funding services, investment research and analysis, investment financing and other investment-related services, asset management, disposition of assets, investor relations, and administrative services. Our Advisor also provides office space and other facilities for us. We pay asset management fees and certain transactional fees to our Advisor and also reimburse our Advisor for certain expenses incurred in providing services to us, including expenses associated with personnel provided for administration of our operations. The current advisory agreement is scheduled to expire on December 31, 2017, unless renewed in accordance with its terms. As of December 31, 2016, our Advisor also served in this capacity for Corporate Property Associates 18 – Global Incorporated, or CPA®:18 – Global, a publicly owned, non-traded REIT with an investment strategy similar to ours, which, together with us, is referred to as the CPA® REITs. Our Advisor also currently serves in this capacity for Carey Watermark Investors Incorporated, or CWI 1, and Carey Watermark Investors 2 Incorporated, or CWI 2, which are publicly owned, non-traded REITs that invest in hotel and lodging-related properties, which, together with the CPA® REITs, are referred to as the Managed REITs. WPC also advises Carey Credit Income Fund, or CCIF, a non-traded business development company, and Carey European Student Housing Fund I, L.P., or CESH I, a limited partnership formed for the purpose of developing, owning, and operating student housing properties in Europe, which, together with the Managed REITs, are referred to as the Managed Programs.

We were formed as a Maryland corporation in February 2007. We commenced our initial public offering in November 2007 and our follow-on offering in April 2011. We raised aggregate gross proceeds of approximately $2.9 billion from our initial public offering, which closed in April 2011, and our follow-on offering, which closed in January 2013. From inception through December 31, 2016, we have also received proceeds from our Distribution Reinvestment Plan, or DRIP, of $574.0 million. Although we have substantially invested all of the proceeds from our offerings, we intend to continue to use our cash reserves and cash generated from operations to acquire, own, and manage a portfolio of commercial properties leased to a diversified group of companies primarily on a single-tenant, net-leased basis.

CPA®:17 – Global 2016 10-K – 2

Our estimated net asset value per share, or NAV, as of December 31, 2015 was $10.24. See Significant Developments in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for more details regarding our NAV.

We have no employees. At December 31, 2016, our Advisor employed 281 individuals who are available to perform services for us under our advisory agreement (Note 3).

Financial Information About Segments

We operate in two reportable business segments: Net Lease and Self Storage. Our Net Lease segment includes our domestic and foreign investments in net-leased properties, whether they are accounted for as operating or direct financing leases. Our Self Storage segment is comprised of our investments in self-storage properties. In addition, we have investments in loans receivable, CMBS, one hotel, and other properties, which are included in our All Other category. See Note 15 for financial information about our segments and geographic concentrations.

Business Objectives and Strategy

Our objectives are to:

•	provide attractive risk-adjusted returns for our stockholders;

•	generate sufficient cash flow over time to provide investors with increasing distributions;

•	seek investments with potential for capital appreciation; and

•	use leverage to enhance the returns on our investments.

We seek to achieve these objectives by investing in a portfolio of income-producing commercial properties, which are primarily leased to a diversified group of companies on a net-leased basis.

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

Our Portfolio

At December 31, 2016, our net lease portfolio was comprised of full or partial ownership interests in 395 properties, substantially all of which were fully-occupied and triple-net leased to 121 tenants, and totaled approximately 43 million square feet on a pro rata basis. The remainder of our portfolio at that date was comprised of full ownership interests in 37 self-storage properties and a partial ownership interest in one hotel property, for an aggregate of approximately 3 million square feet. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Portfolio Overview for more information about our portfolio.

Asset Management

Our Advisor is generally responsible for all aspects of our operations, including selecting our investments, formulating and evaluating the terms of each proposed acquisition, arranging for the acquisition of the investment, negotiating the terms of borrowings, managing our day-to-day operations, and arranging for and negotiating sales of assets. With respect to our net-leased investments, asset management functions include entering into new or modified transactions to meet the evolving needs of current tenants, re-leasing properties, credit and real estate risk analysis, building expansions and redevelopments, refinancing debt and selling assets.

CPA®:17 – Global 2016 10-K – 3

Our Advisor monitors, on an ongoing basis, compliance by tenants with their lease obligations and other factors that could affect the financial performance of any of our properties. Monitoring involves verifying that each tenant has paid real estate taxes, assessments, and other expenses relating to the properties it occupies and confirming that appropriate insurance coverage is being maintained by the tenant. Our Advisor also utilizes third-party asset managers for certain domestic and international investments. Our Advisor reviews financial statements of our tenants and undertakes physical inspections of the condition and maintenance of our properties. Additionally, our Advisor periodically analyzes each tenant’s financial condition, the industry in which each tenant operates, and each tenant’s relative strength in its industry. With respect to other real estate-related assets such as debentures, mortgage loans, B Notes, and mezzanine loans, asset management operations include evaluating potential borrowers’ creditworthiness, operating history, and capital structure. With respect to any investments in commercial mortgage-backed securities, or CMBS, or other mortgage-related instruments that we may make, our Advisor will be responsible for selecting, acquiring, and facilitating the acquisition or disposition of such investments, including monitoring the portfolio on an ongoing basis. Our Advisor also monitors our portfolio to ensure that investments in equity and debt securities of companies engaged in real estate activities do not require us to register as an “investment company.”

Holding Period

We generally intend to hold each property we invest in for an extended period depending on the type of investment. The determination of whether a particular property should be sold or otherwise disposed of will be made after consideration of relevant factors, including prevailing economic conditions, with a view to achieving maximum capital appreciation for our stockholders or avoiding increases in risk. No assurance can be given that these objectives will be realized.

One of our objectives is ultimately to provide our stockholders with the opportunity to obtain liquidity for their investments in us. We may provide liquidity for our stockholders through sales of assets (either on a portfolio basis or individually), a listing of our shares on a stock exchange, a merger (which may include a merger with one or more of the Managed REITs, WPC or its affiliates), an enhanced redemption program or another transaction approved by our board of directors. We are under no obligation to liquidate our portfolio within any particular period since the precise timing will depend on real estate and financial markets, economic conditions of the areas in which the properties are located, and tax effects on stockholders that may prevail in the future. Furthermore, there can be no assurance that we will be able to consummate a liquidity event. In the two most recent instances in which stockholders of non-traded REITs managed by our Advisor were provided with liquidity, Corporate Property Associates 15 Incorporated, or CPA®:15, and Corporate Property Associates 16 – Global Incorporated, or CPA®:16 – Global, merged with and into subsidiaries of WPC on September 28, 2012 and January 31, 2014, respectively. Prior to that, the liquidating entity merged with another, later-formed REIT managed by WPC, as with the merger of Corporate Property Associates 14 Incorporated, or CPA®:14, with CPA®:16 – Global on May 2, 2011.

Financing Strategies

Consistent with our investment policies, we use leverage when available on terms we believe are favorable. We will generally borrow in the same currency that is used to pay rent on the property. This enables us to hedge a significant portion of our currency risk on international investments. We, through the subsidiaries we form to make investments, will generally seek to borrow on a non-recourse basis and in amounts that we believe will maximize the return to our stockholders, although we also borrow at the corporate level. The use of non-recourse financing may allow us to improve returns to our stockholders and to limit our exposure on any investment to the amount invested. Non-recourse indebtedness means the indebtedness of the borrower or its subsidiaries that is secured only by the assets to which such indebtedness relates without recourse to the borrower or any of its subsidiaries, other than in case of customary carve-outs for which the borrower or its subsidiaries acts as guarantor in connection with such indebtedness, such as fraud, misappropriation, misapplication of funds, environmental conditions, and material misrepresentation. Since non-recourse financing generally restricts the lender’s claim on the assets of the borrower, the lender generally may only take back the asset securing the debt, which protects our other assets. In some cases, particularly with respect to non-U.S. investments, the lenders may require that they have recourse to other assets owned by a subsidiary borrower, in addition to the asset securing the debt. Such recourse generally would not extend to the assets of our other subsidiaries. Lenders typically seek to include change of control provisions in the terms of a loan, making the termination or replacement of our Advisor, or the dissolution of our Advisor, events of default or events requiring the immediate repayment of the full outstanding balance of the loan. While we attempt through negotiations not to include such provisions, lenders may require them. During 2015, we entered into the Senior Credit Facility (Note 10) in order to increase financial flexibility and our range of capital sources. The Senior Credit Facility, which is unsecured, consists of a $200.0 million revolving credit facility, or the Revolver, and a $50.0 million delayed-draw term loan facility, or the Term Loan, and is used for our working capital needs and for new investments, as well as for other general corporate purposes.

CPA®:17 – Global 2016 10-K – 4

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

Our charter currently provides that we will not borrow funds from our directors, WPC, our Advisor or any of their respective affiliates unless the transaction is approved by a majority of our directors (including a majority of the independent directors) who do not have an interest in the transaction, as being fair, competitive, and commercially reasonable and not less favorable than those prevailing for loans between unaffiliated third parties under the same circumstances.

Investment Strategies

Long-Term Net-Leased Assets

We invest primarily in income-producing commercial real estate properties that are, upon acquisition, improved or being developed or that are to be developed within a reasonable period after acquisition. Most of our acquisitions are subject to long-term net leases, which require the tenant to pay substantially all of the costs associated with operating and maintaining the property. In analyzing potential investments, our Advisor reviews various aspects of a transaction, including tenant underlying real estate fundamentals, to determine whether a potential investment and lease can be structured to satisfy our investment criteria. In evaluating net-leased transactions, our Advisor generally considers, among other things, the following aspects of each transaction:

Tenant/Borrower Evaluation — Our Advisor evaluates each potential tenant or borrower for its creditworthiness, typically considering factors such as management experience, industry position and fundamentals, operating history, and capital structure, as well as other factors that may be relevant to a particular investment. Our Advisor seeks opportunities in which it believes the tenant may have a stable or improving credit profile or credit potential that has not been fully recognized by the market. Whether a prospective tenant or borrower is creditworthy is determined by our Advisor’s investment department and its independent investment committee, as described below. Our Advisor defines creditworthiness as a risk-reward relationship appropriate to its investment strategies, which may or may not coincide with ratings issued by the credit rating agencies. As such, creditworthy does not mean “investment grade,” as defined by the credit rating agencies.

Our Advisor generally seeks investments in facilities that it believes are critical to a tenant’s current business and that it believes have a low risk of tenant default. Our Advisor rates each asset based on the asset’s market and liquidity and also based on how critical the asset is to the tenant’s operations. Our Advisor also evaluates the credit quality of our tenants utilizing an internal five-point credit rating scale, with one representing the highest credit quality (investment grade or equivalent) and five representing the lowest (bankruptcy or foreclosure). Investment grade ratings are provided by third-party rating agencies, such as Standard & Poor’s Ratings Services or Moody’s Investors Service, although our Advisor may determine that a tenant is equivalent to investment grade even if the credit rating agencies have not made that determination. As of December 31, 2016, we had 12 tenants that were rated investment grade. Ratings for other tenants are generated internally utilizing metrics such as interest coverage and debt-to-earnings before interest, taxes, depreciation, and amortization, or EBITDA. These metrics are computed internally based on financial statements obtained from each tenant on a quarterly basis. Under the terms of our lease agreements, tenants are generally required to provide us with periodic financial statements. As of December 31, 2016, we had 109 below-investment grade tenants, with a weighted-average credit rating of 3.2. The aforementioned credit rating data does not include our multi-tenant properties and operating properties.

Properties Critical to Tenant/Borrower Operations — Our Advisor generally focuses on properties that it believes are critical to the ongoing operations of the tenant. Our Advisor believes that these properties provide better protection generally as well as in the event of a bankruptcy, since a tenant or borrower is less likely to risk the loss of a critically important lease or property in a bankruptcy proceeding or otherwise.

Diversification — Our Advisor attempts to diversify our portfolio to avoid dependence on any one particular tenant, borrower, collateral type, geographic location, or tenant/borrower industry. By diversifying the portfolio, our Advisor seeks to reduce the adverse effect of a single under-performing investment or a downturn in any particular industry or geographic region. While our Advisor has not endeavored to maintain any particular standard of diversity in our owned portfolio, we believe that it is reasonably well-diversified. Our Advisor also assesses the relative risk of our portfolio on a quarterly basis.

CPA®:17 – Global 2016 10-K – 5

Lease Terms — Generally, the net-leased properties in which we invest will be leased on a full-recourse basis to the tenants or their affiliates. In addition, our Advisor seeks to include a clause in each lease that provides for increases in rent over the term of the lease. These increases are fixed or tied generally to increases in indices such as the CPI or other similar index in the jurisdiction in which the property is located, but may contain caps or other limitations, either on an annual or overall basis. In the case of retail stores and hotels, the lease may provide for participation in gross revenues of the tenant above a stated level, which we refer to as percentage rent. Alternatively, a lease may provide for mandated rental increases on specific dates or other methods.

Real Estate Evaluation — Our Advisor reviews and evaluates the physical condition of the property and the market in which it is located. Our Advisor considers a variety of factors, including current market rents, replacement cost, residual valuation, property operating history, demographic characteristics of the location and accessibility, competitive properties, and suitability for re-leasing. Our Advisor obtains third-party environmental and engineering reports and market studies, if needed. When considering an investment outside the United States, our Advisor will also consider factors particular to the laws of foreign countries, in addition to the risks normally associated with real property investments.

Transaction Provisions to Enhance and Protect Value — Our Advisor attempts to include provisions in our leases it believes may help to protect our investment from changes in the operating and financial characteristics of a tenant that may affect the tenant’s ability to satisfy its obligations to us or reduce the value of our investment. Such provisions include requiring our consent to specified tenant activity, requiring the tenant to provide indemnification protections and/or security deposits, and requiring the tenant to satisfy specific operating tests. Our Advisor may also seek to enhance the likelihood of a tenant’s lease obligations being satisfied through a guaranty of obligations from the tenant’s corporate parent or other entity, or through a letter of credit. This credit enhancement, if obtained, provides us with additional financial security. However, in markets where competition for net-leased transactions is strong, some or all of these provisions may be difficult to obtain. In addition, in some circumstances, tenants may retain the right to repurchase the property leased by the tenant. The option purchase price is generally the greater of the contract purchase price and the fair market value of the property at the time the option is exercised.

Operating Real Estate and Other

Our operating real estate portfolio comprises interests in 37 self-storage properties and one hotel property. As of December 31, 2016, these properties were managed by third parties that receive management fees.

Self-Storage Investments — Our Advisor combines a rigorous underwriting process and active oversight of property managers with a goal to generate attractive risk-adjusted returns. We had full ownership interests in 37 self-storage properties as of December 31, 2016.

Other Equity Enhancements — Our Advisor may attempt to obtain equity enhancements in connection with transactions. These equity enhancements may involve warrants exercisable at a future time to purchase stock of the tenant or borrower or their parent. If warrants are obtained, and become exercisable, and if the value of the stock subsequently exceeds the exercise price of the warrant, equity enhancements can help us to achieve our goal of increasing investor returns.

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

•
Mezzanine Loans — We have invested in and may continue to invest in mezzanine loans. Investments in mezzanine loans take the form of subordinated loans secured by second mortgages on the underlying property or loans secured by a pledge of the ownership interests in the entity that directly or indirectly owns the property.

CPA®:17 – Global 2016 10-K – 6

•
Commercial Mortgage-Backed Securities — We have invested in, and may in the future invest in, CMBS and other mortgage-related or asset-backed instruments, including CMBS issued or guaranteed by agencies of the U.S. government, non-agency mortgage instruments, and collateralized mortgage obligations that are fully collateralized by a portfolio of mortgages or mortgage-related securities, to the extent consistent with the requirements for qualification as a REIT. In most cases, mortgage-backed securities distribute principal and interest payments on the mortgages to investors. Interest rates on these instruments can be fixed or variable. Some classes of mortgage-backed securities may be entitled to receive mortgage prepayments before other classes do. Therefore, the prepayment risk for a particular instrument may be different than for other mortgage-related securities. We have designated our CMBS investments as securities held to maturity.

•
Equity and Debt Securities of Companies Engaged in Real Estate Activities, including other REITs — We have invested in, and may in the future invest in, equity and debt securities (including common and preferred stock, as well as limited partnership or other interests) of companies engaged in real estate activities.

Transactions with Affiliates

We have entered, and expect in the future to enter, into transactions with our affiliates, including other CPA® REITs and our Advisor or its affiliates, if we believe that doing so is consistent with our investment objectives and we comply with our investment policies and procedures. These transactions typically take the form of equity investments in jointly owned entities, direct purchases of assets, mergers, or other types of transactions. Joint ventures with affiliates of WPC are permitted only if:

•
a majority of our directors (including a majority of our independent directors) not otherwise interested in the transaction approve the allocation of the transaction among the affiliates as being fair and reasonable to us; and

•	the affiliate makes its investment on substantially the same terms and conditions as us.

Investment Decisions

Our Advisor’s investment department, under the oversight of its chief investment officer, is primarily responsible for evaluating, negotiating, and structuring potential investment opportunities for the CPA® REITs and WPC. Our Advisor also has an independent investment committee that provides services to the CPA® REITs, CESH I, and WPC. Before an investment is made, the transaction is reviewed by the investment committee. The independent investment committee is not directly involved in originating or negotiating potential investments, but instead functions as a separate and final step in the investment process. Our Advisor places special emphasis on having experienced individuals serve on its investment committee. Subject to limited exceptions, our Advisor generally will not invest in a transaction on our behalf unless it is approved by the investment committee.

The investment committee has developed policies that permit some investments to be made without committee approval. Under current policy, certain investments may be approved by either the chairman of the investment committee or the Advisor’s chief investment officer. Additional such delegations may be made in the future, at the discretion of the investment committee.

Competition

We face active competition from many sources for investment opportunities in commercial properties net leased to tenants both domestically and internationally. In general, we believe our Advisor’s experience in real estate, credit underwriting, and transaction structuring should allow us to compete effectively for commercial properties and other real estate-related assets. However, competitors may be willing to accept rates of return, lease terms, other transaction terms, or levels of risk that we may find unacceptable.

We may also compete for investment opportunities with WPC, the other Managed Programs, and entities that may in the future be managed by our Advisor. Our Advisor has undertaken in the advisory agreement to use its best efforts to present investment opportunities to us and to provide us with a continuing and suitable investment program. Our Advisor follows allocation guidelines set forth in the advisory agreement when allocating investments among us, WPC, the other Managed Programs, and entities that our Advisor may manage in the future. Each quarter, our independent directors review the allocations made by our Advisor during the most recently completed quarter. Compliance with the allocation guidelines is one of the factors that our independent directors expect to consider when deciding whether to renew the advisory agreement each year.

CPA®:17 – Global 2016 10-K – 7

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

CPA®:17 – Global 2016 10-K – 8

Item 1A. Risk Factors.

Our business, results of operations, financial condition, and ability to pay distributions at the current rate could be materially adversely affected by various risks and uncertainties, including those enumerated below. These risk factors may have affected, and in the future could affect, our actual operating and financial results, and could cause such results to differ materially from those in any forward-looking statements. You should not consider this list exhaustive. New risk factors emerge periodically and we cannot assure you that the factors described below list all risks that may become material to us at any later time.

Adverse changes in general economic conditions can negatively affect our business.

Our success is dependent upon general economic conditions in the United States and in the international geographic areas where a substantial number of our investments are located. Adverse changes in economic conditions in the United States or those countries or regions would likely have a negative impact on real estate values and, accordingly, our financial performance and our ability to pay distributions.

The price of shares being offered through our DRIP was determined by our board of directors based upon our NAV and may not be indicative of the price at which the shares would trade if they were listed on an exchange or actively traded by brokers.

The price of the shares currently being offered through our DRIP was determined by our board of directors in the exercise of its business judgment based upon our NAV as of December 31, 2015. The valuation methodologies underlying our estimated NAV involved subjective judgments. Valuations of real properties do not necessarily represent the price at which a willing buyer would purchase our properties; therefore, there can be no assurance that we would realize the values underlying our NAV if we were to sell our assets and distribute the net proceeds to our stockholders. In addition, the values of our assets and debt are likely to fluctuate over time. This price may not be indicative of (i) the price at which shares would trade if they were listed on an exchange or actively traded by brokers, (ii) the proceeds that a stockholder would receive if we were liquidated or dissolved, or (iii) the value of our portfolio at the time you were able to dispose of your shares.

We may be unable to pay or maintain cash distributions or increase distributions over time.

The amount of cash we have available for distribution to stockholders is affected by many factors, such as the performance of our Advisor in selecting investments for us to make, selecting tenants for our properties, and securing financing arrangements; our ability to buy properties; the amount of rental income from our properties; our operating expense levels; existing financing covenants; as well as many other variables. We may not always be in a position to pay distributions to our stockholders and any distributions we do make may not increase over time. Our board of directors, in its sole discretion, will determine on a quarterly basis the amount of cash to be distributed to our stockholders based on a number of considerations, including, but not limited to, our results of operations, cash flow and capital requirements; economic and tax considerations; our borrowing capacity; applicable provisions of the Maryland General Corporation Law; and other factors (including debt covenant restrictions that may impose limitations on cash payments and future acquisitions and divestitures). Our actual results may differ significantly from the assumptions used by our board of directors in establishing the distribution rate to our stockholders. There is also a risk that we may not have sufficient cash from operations to make a distribution required to maintain our REIT status. Consequently, our distribution levels are not guaranteed and may fluctuate.

Our distributions have exceeded, and may in the future exceed, our cash flow from operating activities and our earnings.

Over the life of our company, the regular quarterly cash distributions we pay are expected to be principally sourced from cash flow from operating activities as determined in accordance with U.S. generally accepted accounting principles, or GAAP. However, we have funded 2% of our cash distributions to date using net proceeds from our public offerings and there can be no assurance that our GAAP cash flow from operating activities will be sufficient to cover our future distributions. For the year ended December 31, 2016, we covered approximately 95% of our distributions with cash flow from operating activities. If our properties do not continue to generate sufficient cash flow or our other expenses require it, we may need to use other sources of funds, such as proceeds from asset sales or borrowings, to fund distributions in order to satisfy REIT requirements. If we fund distributions from borrowings, such financing will incur interest costs and need to be repaid. The portion of our distributions that exceed our earnings and profits may represent a return of capital to our stockholders.

CPA®:17 – Global 2016 10-K – 9

Stockholders’ equity interests may be diluted.

Our stockholders do not have preemptive rights to any shares of common stock issued by us in the future. Therefore, if we (i) sell shares of common stock in the future, including those issued pursuant to our DRIP, (ii) sell securities that are convertible into our common stock, (iii) issue common stock in a private placement to institutional investors, or (iv) issue shares of common stock to our independent directors or to our Advisor and its affiliates for payment of fees in lieu of cash, then existing stockholders and investors that purchased their shares in our initial public offering will experience dilution of their percentage ownership in us. Depending on the terms of such transactions, most notably the offering price per share, which may be less than the price paid per share in our initial public offering, and the value of our properties and other investments, existing stockholders might also experience a dilution in the book value per share of their investment in us.

If we recognize substantial impairment charges on our properties or investments, our net income may be reduced.

We have and may continue to incur substantial impairment charges, which we are required to recognize: (i) whenever we sell a property for less than its carrying value or we determine that the carrying amount of the property is not recoverable and exceeds its fair value; (ii) for direct financing leases, whenever the unguaranteed residual value of the underlying property has declined on an other-than-temporary basis; and (iii) for equity investments, whenever the estimated fair value of the investment’s underlying net assets in comparison with the carrying value of our interest in the investment has declined on an other-than-temporary basis. By their nature, the timing or extent of impairment charges are not predictable. We may incur non-cash impairment charges in the future, which may reduce our net income.

Our board of directors may change our investment policies without stockholder approval, which could alter the nature of your investment.

Our charter requires that our independent directors review our investment policies at least annually to determine that the policies are in the best interest of our stockholders. These policies may change over time. The methods of implementing our investment policies may also vary, as new investment techniques are developed. Except as otherwise provided in our charter, our investment policies, the methods for their implementation, and our other objectives, policies, and procedures, may be altered by a majority of our directors (including a majority of the independent directors), without the approval of our stockholders. As a result, the nature of your investment could change without your consent. Material changes in our investment focus will be described in our periodic reports filed with the SEC; however, these reports would typically be filed after changes in our investment focus have been made, and in some cases, several months after such changes. A change in our investment strategy may, among other things, increase our exposure to interest rate risk, default risk, and commercial real property market fluctuations, all of which could materially adversely affect our ability to achieve our investment objectives.

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

Our success is dependent on the performance of our Advisor, but the past performance of other programs managed by our Advisor may not be indicative of our success.

Our ability to achieve our investment objectives and to pay distributions is largely dependent upon the performance of our Advisor in the acquisition of investments, the selection of tenants, the determination of any financing arrangements, and the management of our assets. The advisory agreement has a term of one year and may be renewed for successive one-year periods. We may terminate the advisory agreement upon 60 days’ written notice without cause or penalty. The performance of past programs managed by our Advisor may not be indicative of our Advisor’s performance with respect to us. We cannot guarantee that our Advisor will be able to successfully manage and achieve liquidity for us to the extent it has done so for prior programs.

We have invested in, and may continue to invest in, assets outside our Advisor’s core expertise and incur losses as a result.

We are not restricted in the types of investments we may make; we have invested in, and may continue to invest in, assets outside our Advisor’s core expertise of long-term, net-leased properties and self-storage. Our Advisor may not be as familiar

CPA®:17 – Global 2016 10-K – 10

with the potential risks of investments outside net-leased properties and self-storage. If we continue to invest in assets outside our Advisor’s core expertise, our Advisor’s reduced experience level when evaluating investments outside long-term, net-leased properties could result in diminished investment performance, which in turn could adversely affect our revenues, NAV, and distributions to stockholders.

WPC and our dealer manager are parties to a settlement agreement with the SEC and are subject to a federal court injunction as well as a consent order with the Maryland Division of Securities.

In 2008, WPC and Carey Financial, LLC, or Carey Financial, the dealer manager for our public offerings, settled all matters relating to an investigation by the SEC, including matters relating to payments by certain non-traded REITs managed by our Advisor during 2000-2003 to broker-dealers that distributed their shares, which were alleged by the SEC to be undisclosed underwriting compensation, which WPC and Carey Financial neither admitted nor denied. In connection with implementing the settlement, a federal court injunction was entered against WPC and Carey Financial enjoining them from violating a number of provisions of the federal securities laws. Any further violation of these laws by WPC or Carey Financial could result in civil remedies, including sanctions, fines, and penalties, which may be more severe than if the violation had occurred without the injunction being in place. Additionally, if WPC or Carey Financial breaches the terms of the injunction, the SEC may petition the court to vacate the settlement and restore the SEC’s original action to the active docket for all purposes.

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

Additional regulatory action, litigation, or governmental proceedings could adversely affect us by, among other things, distracting WPC from its duties to us, resulting in significant monetary damages to WPC, which could adversely affect their ability to perform services for us, or resulting in injunctions or other restrictions on WPC’s ability to act as our Advisor in the United States or in one or more states.

We may be deterred from terminating the advisory agreement because, upon certain termination events, our Operating Partnership must decide whether to exercise its right to repurchase all or a portion of Carey Holdings’ interests.

The termination or resignation of Carey Asset Management Corp. as our Advisor, including by non-renewal of the advisory agreement and replacement with an entity that is not an affiliate of our Advisor, would give our Operating Partnership the right, but not the obligation, to repurchase all or a portion of Carey Holdings’ special general partner interest in our Operating Partnership at a value based on the lesser of: (i) five times the amount of the last completed fiscal year’s special general partner distributions; and (ii) the discounted present value of the estimated future special general partner distributions until April 7, 2021. This repurchase could be prohibitively expensive and require the Operating Partnership to sell assets in order to complete the repurchase. If our Operating Partnership does not exercise its repurchase right and Carey Holdings’ interest is converted into a special limited partnership interest, we might be unable to find another entity that would be willing to act as our Advisor while Carey Holdings owns a significant interest in the Operating Partnership. Even if we do find another entity to act as our Advisor, we may be subject to higher fees than those charged by Carey Asset Management Corp. These considerations could deter us from terminating the advisory agreement.

The repurchase of Carey Holdings’ special general partner interest in our Operating Partnership upon termination of our Advisor may discourage certain business combination transactions.

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

CPA®:17 – Global 2016 10-K – 11

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

In addition, lenders for certain financing arrangements related to our assets may request change of control provisions in their loan documentation that would make the termination or replacement of WPC or its affiliates as our Advisor an event of default or an event triggering the immediate repayment of the full outstanding balance of the loan. If an event of default or a repayment event occurs with respect to any of our loans, our revenues and distributions to our stockholders may be adversely affected.

Payment of fees to our Advisor and distributions to our Special General Partner will reduce cash available for investment and distribution.

Our Advisor performs services for us in connection with the selection and acquisition of our investments, the management and leasing of our properties, and the administration of our other investments. Pursuant to the advisory agreement, asset management fees payable to our Advisor may be paid in cash or shares of our common stock at our option, after consultation with our Advisor. If our Advisor receives all or a portion of its fees in cash, we will pay our Advisor substantial cash fees for these services. In addition, our Special General Partner is entitled to certain distributions from our Operating Partnership. The payment of these fees and distributions will reduce the amount of cash available for investments or distribution to our stockholders.

We have limited independence from our Advisor and its affiliates, who may be subject to conflicts of interest.

We delegate our management functions to our Advisor, for which it earns fees pursuant to the advisory agreement. Although at least a majority of our board of directors must be independent, we have limited independence from our Advisor due to the delegation of management functions. As part of its management duties, our Advisor manages our business and selects our investments. Our Advisor and its affiliates have potential conflicts of interest in their dealings with us. Circumstances under which a conflict could arise between us and our Advisor and its affiliates include:

•
our Advisor is compensated for certain transactions on our behalf (e.g., acquisitions of investments, leases, sales, and financing), which may cause our Advisor to engage in transactions that generate higher fees, rather than transactions that are more appropriate or beneficial for our business;

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

•
competition with WPC and the other entities managed by it for investments, which are resolved by our Advisor (although our Advisor is required to use its best efforts to present a continuing and suitable investment program to us, allocation decisions present conflicts of interest, which may not be resolved in the manner most favorable to our interests);

•
decisions regarding asset sales, which could impact the timing and amount of fees payable to our Advisor, as well as allocations and distributions payable to the Special General Partner pursuant to its special general partner interests (e.g., our Advisor receives asset management fees and may decide not to sell an asset; however, the Special General Partner will be entitled to certain profit allocations and cash distributions based upon sales of assets as a result of its Operating Partnership profits interest);

•	business combination transactions, including mergers with WPC or another Managed REIT;

•	decisions regarding liquidity events, which may entitle our Advisor and its affiliates to receive additional fees and distributions in relation to the liquidations;

•
a recommendation by our Advisor that we declare distributions at a particular rate because our Advisor and Special General Partner may begin collecting subordinated fees once the applicable preferred return rate has been met;

CPA®:17 – Global 2016 10-K – 12

•
disposition fees based on the sale price of assets, as well as interests in disposition proceeds based on net cash proceeds from the sale, exchange, or other disposition of assets, may cause a conflict between our Advisor’s desire to sell an asset and our plans for the asset; and

•	the termination and negotiation of the advisory agreement and other agreements with our Advisor and its affiliates.

Our NAV is computed by our Advisor relying in part on information that our Advisor provides to a third party.

Our NAV is computed by our Advisor relying in part upon an annual third-party appraisal of the fair market value of our real estate and third-party estimates of the fair market value of our debt. Any valuation includes the use of estimates and our valuation may be influenced by the information provided to the third party by our Advisor. Because our NAV is an estimate and can change as interest rate and real estate markets fluctuate, there is no assurance that a stockholder will realize such NAV in connection with any liquidity event.

We face competition from our Advisor and its affiliates in the purchase, sale, lease, and operation of properties.

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

Our Advisor may hire subadvisors without stockholder consent.

Our Advisor has the right to appoint one or more subadvisors with additional expertise in our target asset classes to assist our Advisor with investment decisions and asset management. We do not have control over which subadvisors our Advisor may choose and our Advisor may not have the necessary expertise to effectively monitor the subadvisors’ investment decisions.

If we internalize our management functions, stockholders’ interests could be diluted and we could incur significant self-management costs.

In the future, our board of directors may consider internalizing the functions currently performed for us by our Advisor by, among other methods, acquiring our Advisor. The method by which we could internalize these functions could take many forms. There is no assurance that internalizing our management functions will be beneficial to us and our stockholders. There is also no assurance that the key employees of our Advisor who perform services for us would elect to work directly for us, instead of remaining with our Advisor or another affiliate of WPC. An acquisition of our Advisor could also result in dilution of your interests as a stockholder and could reduce earnings per share. Additionally, we may not realize the perceived benefits, be able to properly integrate a new staff of managers and employees, or be able to effectively replicate the services provided

CPA®:17 – Global 2016 10-K – 13

previously by our Advisor. Internalization transactions, including the acquisition of advisors or property managers affiliated with entity sponsors, have also, in some cases, been the subject of litigation. Even if these claims are without merit, we could be forced to spend significant resources defending claims, which would reduce the amount of funds available for us to invest in properties or other investments and to pay distributions. All of these factors could have a material adverse effect on our results of operations, financial condition, and ability to pay distributions.

We could be adversely affected if our Advisor completed an internalization with another Managed Program.

If WPC were to sell or otherwise transfer its advisory business to another Managed Program, we could be adversely affected because our Advisor could be incentivized to make decisions regarding investment allocation, asset management, liquidity transactions, and other matters that are more favorable to its Managed Program owner than to us. If we terminate the advisory agreement and repurchase the Special General Partner’s interest in our Operating Partnership, which we would have the right to do in such circumstances, the costs to us could be substantial and we may have difficulty finding a replacement advisor that would perform at a level at least as high as that of our Advisor.

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

CPA®:17 – Global 2016 10-K – 14

Our participation in joint ventures creates additional risk.

From time to time, we participate in joint ventures to purchase assets together with the other CPA® REITs and/or WPC and its other affiliates, and may do so as well with third parties. There are additional risks involved in joint venture transactions, including acquisitions, development and construction of real estate, or ADC Arrangements, that we determine are similar to joint venture transactions. As a co-investor in a joint venture, we would not be in a position to exercise sole decision-making authority relating to the property, the joint venture, or our investment partner. In addition, there is the potential that our joint venture partner may become bankrupt or that we may have diverging or inconsistent economic or business interests. These diverging interests could, among other things, expose us to liabilities in the joint venture in excess of our proportionate share of those liabilities. The partition rights of each owner in a jointly owned property could reduce the value of each portion of the divided property. In addition, the fiduciary obligation that our Advisor or members of our board of directors may owe to our partner in an affiliated transaction may make it more difficult for us to enforce our rights.

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

The recent changes in both U.S. and international accounting standards regarding operating leases may make the leasing of facilities less attractive to our potential tenants, which could reduce overall demand for our leasing services.

A lease is classified by a tenant as a capital lease if the significant risks and rewards of ownership are considered to reside with the tenant. This situation is generally considered to be met if, among other things, the non-cancelable lease term is more than 75% of the useful life of the asset or if the present value of the minimum lease payments equals 90% or more of the leased property’s fair value at lease inception. Under capital lease accounting for a tenant, both the leased asset and liability are reflected on their balance sheet. If the lease does not meet any of the criteria for a capital lease, the lease is considered an operating lease by the tenant and the obligation does not appear on the tenant’s balance sheet; rather, the contractual future minimum payment obligations are only disclosed in the footnotes thereto. Thus, entering into an operating lease can appear to enhance a tenant’s balance sheet in comparison to direct ownership. In the first quarter of 2016, both the Financial Accounting Standards Board, or FASB, and the International Accounting Standards Board, or IASB, issued new standards on lease accounting which bring most leases, both existing and new, on the balance sheet for lessees. For lessors, however, the accounting remains largely unchanged and the distinction between operating and finance leases is retained. The new standards also replace existing sale-leaseback guidance with new models applicable to both lessees and lessors. These changes would impact most companies but are particularly applicable to those that are significant users of real estate. The standards outline a completely new model for accounting by lessees, whereby their rights and obligations under most leases, existing and new, would be capitalized and recorded on the balance sheet. For some companies, the new accounting guidance may influence whether or not, or the extent to which, they may enter into the type of sale-leaseback transactions in which we specialize.

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

CPA®:17 – Global 2016 10-K – 15

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

Securities issued by majority-owned subsidiaries, such as our operating partnership, are excepted from the term “investment securities” for purposes of the 40% test described in the second bullet point above because they are not themselves investment companies and do not rely on the exception from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act, hence our operating partnership generally expects to satisfy the 40% test. However, depending on the nature of its investments, our operating partnership may rely upon the exclusion from registration as an investment company pursuant to Section 3(c)(5)(C) of the Investment Company Act, which is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exclusion generally requires that at least 55% of the operating partnership’s assets must be comprised of qualifying real estate assets and at least 80% of its portfolio must be comprised of qualifying real estate assets and real estate-related assets. Qualifying assets for this purpose include mortgage loans and other assets, including certain mezzanine loans and B notes, that the SEC staff in various no-action letters has affirmed can be treated as qualifying assets. We treat the following as real estate-related assets: CMBS, debt and equity securities of companies primarily engaged in real estate businesses, and securities issued by pass-through entities of which substantially all the assets consist of qualifying assets and/or real estate-related assets. We rely on guidance published by the SEC staff or on our analyses of guidance published with respect to other types of assets to determine which assets are qualifying real estate assets and real estate-related assets. In August 2011, the SEC issued a concept release soliciting public comment on a wide range of issues relating to Section (3)(c)(5)(C), including the nature of the assets that qualify for purposes of the exemption and whether mortgage REITs should be regulated in a manner similar to investment companies. There can be no assurance that the laws and regulations governing the Investment Company Act status of REITs, including the guidance of the SEC or its staff regarding this exclusion, will not change in a manner that adversely affects our operations. To the extent that the SEC staff publishes new or different guidance with respect to these matters, we may be required to adjust our strategy accordingly. In addition, we may be limited in our ability to make certain investments and these limitations could result in the operating partnership holding assets we might wish to sell or selling assets we might wish to hold.

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

CPA®:17 – Global 2016 10-K – 16

We use derivative financial instruments to hedge against interest rate and currency fluctuations, which could reduce the overall return on our investments.

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

We have invested, and may continue to invest in, properties located outside the United States. At December 31, 2016, our directly owned real estate properties located outside of the United States represented 34% of consolidated contractual minimum annualized base rent, or ABR. These investments may be affected by factors particular to the local jurisdiction where the property is located and may expose us to additional risks, including:

•
enactment of laws relating to the foreign ownership of property (including expropriation of investments), or laws and regulations relating to our ability to repatriate invested capital, profits, or cash and cash equivalents back to the United States;

•	legal systems where the ability to enforce contractual rights and remedies may be more limited than under U.S. law;

•
difficulty in complying with conflicting obligations in various jurisdictions and the burden of complying with a wide variety of foreign laws, which may be more stringent than U.S. laws (including land use, zoning, and environmental laws);

•
tax requirements vary by country and existing foreign tax laws and interpretations may change (e.g. the on-going implementation of the European Union’s Anti-Tax Avoidance Directive), which may result in additional taxes on our international investments;

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

In addition, the lack of publicly available information in certain jurisdictions in accordance with GAAP could impair our ability to analyze transactions and may cause us to forego an investment opportunity. It may also impair our ability to receive timely and accurate financial information from tenants necessary to meet our reporting obligations to financial institutions or governmental and regulatory agencies. Certain of these risks may be greater in emerging markets and less developed countries. Further, our Advisor’s expertise to date has primarily been in the United States and certain countries in Europe and Asia. Our Advisor has less experience in other international markets and may not be as familiar with the potential risks to our investments in these areas, which could cause us to incur losses as a result.

Our Advisor may engage third-party asset managers in international jurisdictions to monitor compliance with legal requirements and lending agreements with respect to properties we own. Failure to comply with applicable requirements may expose us or our operating subsidiaries to additional liabilities.

Economic conditions and regulatory changes leading up to and following the United Kingdom’s potential exit from the European Union could have a material adverse effect on our business and results of operations.

Following a referendum on June 23, 2016, in which voters in the United Kingdom approved an exit from the European Union, it was expected that the British government would initiate a process to leave the European Union (a process commonly referred to as “Brexit”). On January 24, 2017, the Supreme Court of the United Kingdom ruled that Parliamentary approval will be required to give the Article 50 Notice that will start the United Kingdom’s withdrawal process. We cannot predict when or how the referendum may be implemented, if at all, and are continuing to assess the potential impact, if any, of the referendum on our operations, financial condition and results of operations.

CPA®:17 – Global 2016 10-K – 17

If the referendum is passed into law, negotiations would commence to determine the future terms of the United Kingdom’s relationship with the European Union, including the terms of trade between the United Kingdom and the European Union. The announcement of Brexit caused significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business. As described elsewhere in this Report, we own real estate in foreign jurisdictions, including the United Kingdom and other European countries, and we translate revenue denominated in foreign currency into U.S. dollars for our financial statements. During periods of a strengthening U.S. dollar, our reported international lease revenue is reduced because foreign currencies translate into fewer U.S. dollars.

The longer-term effects of Brexit will depend on any agreements that the United Kingdom makes to retain access to European Union markets, either during a transitional period or more permanently. The real estate industry faces substantial uncertainty regarding the impact of the potential exit of the United Kingdom from the European Union. Adverse consequences could include, and are not limited to: global economic uncertainty and deterioration, volatility in currency exchange rates, adverse changes in regulation of the real estate industry, disruptions to the markets we invest in and the tax jurisdictions we operate in (which may adversely impact tax benefits or liabilities in these or other jurisdictions), and/or negative impacts on the operations and financial conditions of our tenants. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which European Union laws to replace or replicate. Any of these effects of Brexit, among others, could have a material negative impact on our operations, financial condition and results of operations.

Fluctuations in exchange rates may adversely affect our results and our NAV.

We are subject to potential fluctuations in exchange rates between foreign currencies and the U.S. dollar (our principal foreign currency exposures are to the euro and, to a lesser extent, the British pound sterling, the Japanese yen, and the Norwegian krone). We attempt to mitigate a portion of the currency fluctuation risk by financing our properties in the local currency denominations, although there can be no assurance that this will be effective. Since we have historically placed both our debt obligations and tenants’ rental obligations to us in the same currency, our results of our foreign operations are adversely affected by a stronger U.S. dollar relative to foreign currencies (i.e., absent other considerations, a stronger U.S. dollar will reduce both our revenues and our expenses), which may in turn adversely affect our NAV.

Because we use debt to finance investments, our cash flow could be adversely affected.

Most of our investments were made by borrowing a portion of the total investment and securing the loan with a mortgage on the property. We generally borrow on a non-recourse basis to limit our exposure on any property to the amount of equity invested in the property. If we are unable to make our debt payments as required, a lender could foreclose on the property or properties securing its debt. Additionally, lenders for our international mortgage loan transactions typically incorporate various covenants and other provisions (including loan to value ratio, debt service coverage ratio, and material adverse changes in the borrower’s or tenant’s business) that can cause a technical loan default. Accordingly, if the real estate value declines or the tenant defaults, the lender would have the right to foreclose on its security. If any of these events were to occur, it could cause us to lose part or all of our investment, which could reduce the value of our portfolio and revenues available for distribution to our stockholders.

Some of our financing may also require us to make a balloon payment at maturity. Our ability to make such balloon payments will depend upon our ability to refinance the obligation, invest additional equity, or sell the underlying property. When a balloon payment is due, however, we may be unable to refinance the balloon payment on terms as favorable as the original loan, make the payment with existing cash or cash resources, or sell the property at a price sufficient to cover the payment. Our ability to accomplish these goals will be affected by various factors existing at the relevant time, such as the state of national and regional economies, local real estate conditions, available mortgage or interest rates, availability of credit, our equity in the mortgaged properties, our financial condition, the operating history of the mortgaged properties, and tax laws. A refinancing or sale could affect the rate of return to stockholders and the projected disposition timing of our assets.

CPA®:17 – Global 2016 10-K – 18

Our level of indebtedness and the limitations imposed on us by our debt agreements could have significant adverse consequences.

Our consolidated indebtedness as of December 31, 2016 was approximately $2.1 billion, representing a leverage ratio (total debt less cash to EBITDA) of approximately 4.3. This consolidated indebtedness was comprised of (i) $2.0 billion in non-recourse mortgages and (ii) $49.8 million outstanding under our Senior Credit Facility. Our level of indebtedness and the limitations imposed by our debt agreements (including the credit agreement for our Senior Credit Facility), could have significant adverse consequences, including the following:

•	it may increase our vulnerability to general adverse economic conditions and limit our flexibility in planning for, or reacting to, changes in our business and industry;

•
we may be required to use a substantial portion of our cash flow from operations for the payment of principal and interest on indebtedness, thereby reducing our ability to fund working capital, acquisitions, capital expenditures, and general corporate requirements;

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

•
we may be unable to hedge our debt; counterparties may fail to honor their obligations under our hedge agreements; our hedge agreements may not effectively protect us from interest rate or currency fluctuation risk; and we will be exposed to existing, and potentially volatile, interest or currency exchange rates upon the expiration of our hedge agreements;

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

If any one of these events were to occur, our business, financial condition, liquidity, results of operations, earnings, and prospects, as well as our ability to satisfy all of our debt obligations (including those under our Senior Credit Facility or similar debt that we may incur in the future), could be materially and adversely affected. Furthermore, foreclosures could create taxable income without accompanying cash proceeds, a circumstance that could hinder our ability to meet the REIT distribution requirements imposed by the Internal Revenue Code.

Because most of our properties are occupied by a single tenant, our success is materially dependent upon their financial stability.

Most of our properties are occupied by a single tenant; therefore, the success of our investments is materially dependent on the financial stability of these tenants. Revenues from several of our tenants/guarantors constitute a significant percentage of our revenues. For the year ended December 31, 2016, our five largest tenants/guarantors represented approximately 35% of our total consolidated revenue. Lease payment defaults by tenants could negatively impact our net income and reduce the amounts available for distribution to our stockholders. As some of our tenants may not have a recognized credit rating, these tenants may have a higher risk of lease defaults than tenants with a recognized credit rating. In addition, the bankruptcy or default of a tenant could cause the loss of lease payments as well as an increase in the costs incurred to carry the property until it can be re-leased or sold. We have had, and may in the future have, tenants file for bankruptcy protection. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-leasing our property. If a lease is terminated, there is no assurance that we will be able to re-lease the property for the rent previously received or sell the property without incurring a loss.

CPA®:17 – Global 2016 10-K – 19

The bankruptcy or insolvency of tenants or borrowers may cause a reduction in our revenue and an increase in our expenses.

Bankruptcy or insolvency of a tenant or borrower could cause the loss of lease or interest and principal payments, an increase in the costs incurred to carry the asset, litigation, a reduction in the value of our shares, and/or a decrease in amounts available for distribution to our stockholders. Under U.S. bankruptcy law, a tenant that is the subject of bankruptcy proceedings has the option of assuming or rejecting any unexpired lease. If the tenant rejects the lease, any resulting claim we have for breach of the lease (excluding collateral securing the claim) will be treated as a general unsecured claim. The maximum claim will be capped at the amount owed for unpaid rent prior to the bankruptcy (unrelated to the termination), plus the greater of one year’s lease payments or 15% of the remaining lease payments payable under the lease (but no more than three years’ lease payments). In addition, due to the long-term nature of our leases and, in some cases, terms providing for the repurchase of a property by the tenant, a bankruptcy court could recharacterize a net-leased transaction as a secured lending transaction. If that were to occur, we would not be treated as the owner of the property, but we might have rights as a secured creditor. Those rights would not include a right to compel the tenant to timely perform its obligations under the lease but may instead entitle us to “adequate protection,” a bankruptcy concept that applies to protect against a decrease in the value of the property if the value of the property is less than the balance owed to us.

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

In addition, in circumstances where the bankruptcy laws of the United States are considered to be more favorable to debtors and/or their reorganization, entities that are not ordinarily perceived as U.S. entities may seek to take advantage of U.S. bankruptcy laws (an entity would be eligible to be a debtor under the U.S. bankruptcy laws if it had a domicile (state of incorporation or registration), place of business, or assets in the United States). If a tenant became a debtor under U.S. bankruptcy laws, it would then have the option of assuming or rejecting any unexpired lease. As a general matter, after the commencement of bankruptcy proceedings and prior to assumption or rejection of an expired lease, U.S. bankruptcy laws provide that, until such unexpired lease is assumed or rejected, the tenant or its trustee must perform the tenant’s obligations under the lease in a timely manner. However, under certain circumstances, the time period for performance of such obligations may be extended by an order of the bankruptcy court. We and certain of the other CPA® programs previously managed by our Advisor have had tenants file for bankruptcy protection and have been involved in bankruptcy-related litigation (including with several international tenants). Historically, four of the seventeen CPA® programs managed by our Advisor temporarily reduced the rate of distributions to their investors as a result of adverse developments involving tenants. Highly leveraged tenants that experience downturns in their operating results due to adverse changes to their business or economic conditions may have a higher possibility of filing for bankruptcy or insolvency.

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

We may acquire undeveloped land or partially developed buildings in order to construct build-to-suit facilities for a prospective tenant. The primary risks of build-to-suit projects are the potential for failing to meet an agreed-upon delivery schedule and cost-overruns, which may, among other things, cause total project costs to exceed the original budget and may depress our NAV until the projects come online. While some prospective tenants will bear these risks, we may be required to bear these risks in other instances, which means that (i) we may have to advance funds to cover cost-overruns that we would not be able to recover through increased rent payments or (ii) that we may experience delays in the project that delay commencement of rent. We will attempt to minimize these risks through guaranteed maximum price contracts, review of contractor financials, and completing plans and specifications prior to commencement of construction. The incurrence of the additional costs described above or any non-occupancy by a prospective tenant upon completion may reduce the project’s and our portfolio’s returns or result in losses, which may adversely affect our NAV.

CPA®:17 – Global 2016 10-K – 20

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

A decrease in the demand for self-storage space would likely have an adverse effect on revenues from our operating portfolio. Demand for self-storage space has been and could be adversely affected by weakness in national, regional, and local economies; changes in supply of, or demand for, similar or competing self-storage facilities in an area; and the excess amount of self-storage space in a particular market. To the extent that any of these conditions occur, they are likely to affect market rents for self-storage space, which could cause a decrease in our revenues. For the year ended December 31, 2016, revenue generated from our self-storage investments represented approximately 10% of total revenue.

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

CPA®:17 – Global 2016 10-K – 21

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

Our costs of investigation, remediation, or removal of hazardous or toxic substances, or for third-party claims for damages, may be substantial and could exceed the amounts estimated and recorded within our consolidated financial statements. The presence of hazardous or toxic substances on one of our properties, or the failure to properly remediate a contaminated property, could (i) give rise to a lien in favor of the government for costs it may incur to address the contamination, or (ii) otherwise adversely affect our ability to sell or lease the property or to borrow using the property as collateral. In addition, environmental liabilities, or costs or operating limitations imposed on a tenant by environmental laws, could affect its ability to make rental payments to us. And although we endeavor to avoid doing so, we may be required, in connection with any future divestitures of property, to provide buyers with indemnification against potential environmental liabilities. With respect to our self-storage investments, where there is no tenant to provide indemnification under a net-lease arrangement, we may be liable for costs associated with environmental contamination in the event any such circumstances arise after we acquire the property.

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

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity, or availability of information resources. More specifically, a cyber incident could be (i) an intentional attack, which could include gaining unauthorized access to systems to disrupt operations, corrupt data, or steal confidential information; or (ii) an unintentional accident or error. As our Advisor’s reliance on technology has increased, so have the risks posed to our Advisor’s systems, both internal and outsourced. Our Advisor may also store or come into contact with sensitive information and data. If, our Advisor or their partners fail to comply with applicable privacy or data security laws in handling this information, we could face significant legal and financial exposure to claims of governmental agencies and parties whose privacy is compromised. The three primary risks that could directly result from the occurrence of a cyber incident include operational interruption, damage to our relationship with our tenants, and private data exposure. We and our Advisor maintain insurance intended to cover some of these risks, but it may not be sufficient to cover the losses from any future breaches of our Advisor’s systems. Our Advisor has implemented processes, procedures, and controls to help mitigate these risks, but these measures, as well as our and our Advisor’s increased awareness of a risk of a cyber incident, do not guarantee that our financial results will not be negatively impacted by such an incident.

CPA®:17 – Global 2016 10-K – 22

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

In the event of a default under a mortgage loan (or any financing lease or net lease that is recharacterized as a mortgage loan) held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our ability to achieve our investment objectives. In the event of the bankruptcy of a mortgage loan borrower (or any tenant under a financing lease or a net lease that is recharacterized as a mortgage loan), the mortgage loan (or any financing lease or net lease that is recharacterized as a mortgage loan) for that borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court) and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a mortgage loan (or any financing lease or net lease that is recharacterized as a mortgage loan) can be an expensive and lengthy process that could have a substantial negative effect on our anticipated return on the foreclosed mortgage loan.

The B Notes, C Notes, subordinate mortgage notes and participation interests in mortgage loans in which we have invested, and may continue to invest in, may be subject to risks relating to the structure and terms of the transactions, as well as subordination in bankruptcy, and there may not be sufficient funds or assets remaining to satisfy the subordinate notes, which may result in losses to us.

We have invested in, and may continue to invest in, B Notes, C Notes, subordinate mortgage notes and participation interests in mortgage loans, to the extent consistent with our investment guidelines and the rules applicable to REITs. These investments are subordinate to first mortgages on commercial real estate properties and are secured by subordinate rights to the commercial real estate properties or by equity interests in the commercial entity. A B Note is a mortgage loan typically (i) secured by a first mortgage on a single large commercial property or group of related properties and (ii) subordinated to an A Note secured by the same first mortgage on the same collateral. B Notes (including C Notes, which are junior to B Notes) reflect similar credit risks to comparably rated CMBS, but are typically secured by a single property and so reflect the increased risks associated with a single property compared to a pool of properties. B Notes are also less liquid than CMBS, thus we may be unable to dispose of underperforming or non-performing investments. The higher risks associated with our subordinate position in B Note investments could subject us to increased risk of losses.

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

CPA®:17 – Global 2016 10-K – 23

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

The yield on our investments in commercial mortgage loans may be sensitive to changes in prevailing interest rates and prepayment rates. Therefore, changes in interest rates may affect our net interest income, which is the difference between the interest income we earn on our interest-earning investments and the interest expense we incur in financing these investments. We will often price loans at a spread to either U.S. Treasury obligations, swaps, or the London Interbank Offered Rate. A decrease in these indexes may lower the yield on our investments. Conversely, if these indexes rise materially, borrowers may become delinquent or default on the high-leverage loans we occasionally target. As discussed below with respect to mortgage loans underlying CMBS, when a borrower prepays a mortgage loan more quickly than we expect, our expected return on the investment generally will be adversely affected.

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

The expense of (i) enforcing the underlying mortgage loans (including litigation expenses), (ii) protecting the properties securing the mortgage loans and the lien on the mortgaged properties, and, (iii) if such expenses are advanced by the servicer of the mortgage loans, interest on such advances, will all be allocated to junior securities prior to more senior classes of securities issued in the securitization. Prior to reducing distributions to more senior securities, distributions to more junior securities may also be reduced by payments of compensation to any servicer engaged to enforce a defaulted mortgage loan. Such expenses and servicing compensation may be substantial; thus, in the event of a default or loss on one or more mortgage loans contained in a securitization, we may not be able to recover our investment.

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

We may continue to invest in mezzanine loans, which take the form of subordinated loans secured by second mortgages on the underlying property or loans secured by a pledge of the ownership interests in the entity that directly or indirectly owns the property. These types of investments involve a higher degree of risk than a senior mortgage loan because the investment may become unsecured as a result of foreclosure by the senior lender. If the entity providing the pledge of its ownership interests as security declares bankruptcy, we may not have full recourse to the assets of the property-owning entity or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt is paid in full. As a result, we may not recover some or all of our investment, which could result in losses. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal.

CPA®:17 – Global 2016 10-K – 24

We have invested, and may continue to invest, in debt securities which are subject to specific risks relating to the particular issuer of securities and to the general risks of investing in subordinated real estate securities.

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

We may invest in secured corporate loans, which are loans collateralized by real property, personal property connected to real property (i.e., fixtures), and/or personal property, on which another lender may hold a first priority lien. If a default occurs, the value of the collateral may not be sufficient to repay all of the lenders that have an interest in the collateral. Our rights in bankruptcy will be different for these loans than typical net lease transactions. To the extent the loans are only collateralized by personal property or the value of the real estate collateral is less than the aggregate amount of our loans and equal or higher-priority loans secured by the real estate collateral, that portion of the loan will not be considered a “real estate asset” for purposes of the 75% REIT asset test. Also, income from that portion of such loans will not qualify under the 75% REIT income test for REIT qualification.

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

CPA®:17 – Global 2016 10-K – 25

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

There is no active public trading market for our shares and we do not expect one to develop. Moreover, we are not required to complete a liquidity event by a specified date. To assist us in meeting the REIT qualification rules, among other things, our charter also prohibits the ownership by one person or an affiliated group of (i) more than 9.8% in value of our shares of stock of any class or series (including common shares or any preferred shares) or (ii) more than 9.8% in value or number, whichever is more restrictive, of our outstanding shares of common stock, unless exempted by our board of directors. This ownership limitation may discourage third parties from making a potentially attractive tender offer for your shares, thereby inhibiting a change of control in us. In addition, you should not rely on our redemption plan as a method to sell shares promptly because it includes numerous restrictions that limit your ability to sell your shares to us and our board of directors may amend, suspend, or terminate the plan without advance notice. In particular, the redemption plan provides that we may redeem shares only if we have sufficient funds available for redemption and to the extent the total number of shares for which redemption is requested in any quarter, together with the aggregate number of shares redeemed in the preceding three fiscal quarters, does not exceed 5% of the total number of our shares outstanding as of the last day of the immediately preceding fiscal quarter. Given these limitations, it may be difficult for investors to sell their shares promptly or at all. In addition, the price received for any shares sold prior to a liquidity event is likely to be less than the proportionate value of the real estate we own. Investor suitability standards imposed by certain states may also make it more difficult for investors to sell their shares to someone in those states. As a result, our shares should only be purchased as a long-term investment.

We do not operate our hotel investment and, as a result, do not have complete control over the implementation of our strategic decisions.

In order for us to satisfy certain REIT qualification rules, we cannot directly operate the hotel that we own. Instead, our taxable REIT subsidiary, or TRS, engages an independent management company to serve as the property manager for our hotel. The management company operating the hotel makes and implements strategic business decisions, such as decisions with respect to the repositioning of the franchise, food and beverage operations, and other similar decisions. Decisions made by the management company operating the hotel may not be in the best interests of the hotel or us. Accordingly, we cannot assure you that the management company operating our hotel will operate it in a manner that is in our best interests.

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

CPA®:17 – Global 2016 10-K – 26

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

CPA®:17 – Global 2016 10-K – 27

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

CPA®:17 – Global 2016 10-K – 28

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

Because the REIT provisions of the Internal Revenue Code limit our ability to hedge effectively, the cost of our hedging may increase and we may incur tax liabilities.

The REIT provisions of the Internal Revenue Code limit our ability to hedge assets and liabilities that are not incurred to acquire or carry real estate. Generally, income from hedging transactions that have been properly identified for tax purposes (which we enter into to manage interest rate risk with respect to borrowings to acquire or carry real estate assets) and income from certain currency hedging transactions related to our non-U.S. operations, do not constitute “gross income” for purposes of the REIT gross income tests (such a hedging transaction is referred to as a “qualifying hedge”). In addition, if we enter into a qualifying hedge, but dispose of the underlying property (or a portion thereof) or the underlying debt (or a portion thereof) is extinguished, we can enter into a hedge of the original qualifying hedge, and income from the subsequent hedge will also not constitute “gross income” for purposes of the REIT gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of the REIT gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRSs could be subject to tax on income or gains resulting from such hedges or limit our hedging and therefore expose us to greater interest rate risks than we would otherwise want to bear. In addition, losses in any of our TRSs generally will not provide any tax benefit, except for being carried forward for use against future taxable income in the TRSs.

CPA®:17 – Global 2016 10-K – 29

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

Our ownership of TRSs will be subject to limitations that could prevent us from growing our portfolio and our transactions with our TRSs could cause us to be subject to a 100% penalty tax on certain income or deductions if those transactions are not conducted on an arm’s-length basis.

Overall, (i) for taxable years beginning prior to January 1, 2018, no more than 25% of the value of a REIT’s gross assets, and (ii) for taxable years beginning after December 31, 2017, no more than 20% of the value of a REIT’s gross assets, may consist of interests in TRSs; compliance with this limitation could limit our ability to grow our portfolio. In addition, the Internal Revenue Code limits the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The Internal Revenue Code also imposes a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. We will monitor the value of investments in our TRSs in order to ensure compliance with TRS ownership limitations and will structure our transactions with our TRSs on terms that we believe are arm’s-length to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the TRS ownership limitation or be able to avoid application of the 100% excise tax.

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

Even if we qualify for taxation as a REIT, we may be subject to certain (i) federal, state, local, and foreign taxes on our income and assets, including alternative minimum taxes; (ii) taxes on any undistributed income and state, local, or foreign income; and (iii) franchise, property, and transfer taxes. In addition, we could be required to pay an excise or penalty tax under certain circumstances in order to utilize one or more relief provisions under the Internal Revenue Code to maintain qualification for taxation as a REIT, which could be significant in amount.

CPA®:17 – Global 2016 10-K – 30

Any TRS assets and operations would continue to be subject, as applicable, to federal and state corporate income taxes and to foreign taxes in the jurisdictions in which those assets and operations are located. Any of these taxes would decrease our earnings and our cash available for distributions to stockholders.

We will also be subject to a federal corporate level tax at the highest regular corporate rate (currently 35% for year 2017) on all or a portion of the gain recognized from a sale of assets formerly held by any C corporation that we acquire on a carry-over basis transaction occurring within a five-year period after we acquire such assets, to the extent the built-in gain based on the fair market value of those assets on the effective date of the REIT election is in excess of our then tax basis. The tax on subsequently sold assets will be based on the fair market value and built-in gain of those assets as of the beginning of our holding period. Gains from the sale of an asset occurring after the specified period will not be subject to this corporate level tax. We expect to have only a de minimis amount of assets subject to these corporate tax rules and do not expect to dispose of any significant assets subject to these corporate tax rules.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal corporate offices are located in the offices of our Advisor at 50 Rockefeller Plaza, New York, NY 10020.

See Item 1. Business — Our Portfolio for a discussion of the properties we hold for rental operations and Part II, Item 8. Financial Statements and Supplementary Data — Schedule III — Real Estate and Accumulated Depreciation for a detailed listing of such properties.

CPA®:17 – Global 2016 10-K – 31

Item 3. Legal Proceedings.

At December 31, 2016, we were not involved in any material litigation.

Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

CPA®:17 – Global 2016 10-K – 32

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Unlisted Shares and Distributions

There is no active public trading market for our shares. At March 3, 2017, there were 80,950 holders of record of our shares.

We are required to distribute annually at least 90% of our distributable REIT net taxable income to maintain our status as a REIT. Quarterly distributions paid by us for the past two years are as follows:

	Years Ended December 31,
	2016	2015
First quarter	$0.1625	$0.1625
Second quarter	0.1625	0.1625
Third quarter	0.1625	0.1625
Fourth quarter	0.1625	0.1625
	$0.6500	$0.6500

Our Senior Credit Facility (Note 10) contains covenants that restrict the amount of distributions that we can pay.

Unregistered Sales of Equity Securities

During the three months ended December 31, 2016, we issued 363,518 shares of our common stock to our Advisor as consideration for asset management fees. These shares were issued at $10.24 per share, which represented our most recently published NAV as approved by our board of directors at the date of issuance. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(a)(2) of the Securities Act of 1933, as amended, the shares issued were deemed to be exempt from registration. In acquiring our shares, our Advisor represented that such interests were being acquired by it for investment purposes and not with a view to the distribution thereof. From inception through December 31, 2016, we have issued a total of 11,874,009 shares of our common stock to our Advisor as consideration for asset management fees.

All prior sales of unregistered securities have been reported in our previously filed quarterly and annual reports on Form 10-Q and Form 10-K, respectively.

Issuer Purchases of Equity Securities

The following table provides information with respect to repurchases of our common stock during the three months ended December 31, 2016:

	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or program (a)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or program (a)
2016 Period
October	23,498	$9.52	N/A	N/A
November	—	—	N/A	N/A
December	2,049,005	9.56	N/A	N/A
Total	2,072,503
__________

(a)
Represents shares of our common stock repurchased under our redemption plan, pursuant to which we may elect to redeem shares at the request of our stockholders subject to certain exceptions, conditions, and limitations. The maximum amount of shares purchasable by us in any period depends on a number of factors and is at the discretion of our board of directors. During the three months ended December 31, 2016, we received 366 redemption requests for our common stock. As of the date of this Report, all such requests were satisfied. We generally receive fees in connection with share redemptions.

CPA®:17 – Global 2016 10-K – 33

Item 6. Selected Financial Data.

The following selected financial data should be read in conjunction with the consolidated financial statements and related notes in Item 8 (in thousands, except per share data):

	Years Ended December 31,
	2016	2015	2014	2013	2012
Operating Data
Revenues from continuing operations (a)	$440,362	$426,947	$396,706	$362,772	$289,977
Income from continuing operations (a)	229,208	124,120	106,993	60,162	68,171
Net income	229,208	124,120	106,993	67,649	70,094
Net income attributable to noncontrolling interests	(38,863)	(39,915)	(32,842)	(28,935)	(26,498)
Net income attributable to CPA®:17 – Global	190,345	84,205	74,151	38,714	43,596

Basic and diluted earnings per share:
Income from continuing operations attributable to CPA®:17 – Global (a)	0.56	0.25	0.23	0.10	0.16
Net income attributable to CPA®:17 – Global	0.56	0.25	0.23	0.12	0.17

Cash distributions declared per share	0.6500	0.6500	0.6500	0.6500	0.6500
Balance Sheet Data
Total assets (b)	$4,698,923	$4,613,190	$4,591,238	$4,695,775	$4,401,264
Net investments in real estate	3,228,104	3,174,855	3,062,287	3,149,131	2,824,246
Long-term obligations (b) (c)	2,078,585	2,000,742	1,891,224	1,914,410	1,645,033
Other Information
Net cash provided by operating activities	$211,369	$243,884	$210,055	$182,598	$158,004
Net cash provided by (used in) investing activities	98,316	(348,065)	(214,927)	(533,189)	(838,787)
Net cash (used in) provided by financing activities	(182,523)	(9,709)	(126,182)	109,239	1,150,361
Cash distributions paid	220,991	215,914	209,054	198,440	147,649
Distributions declared	222,046	217,311	210,862	203,598	161,773
__________

(a)
Amounts for the years ended December 31, 2016, 2015, and 2014 include the operating results of properties sold or held for sale. Prior to 2014, operating results of properties sold or held for sale were included in income from discontinued operations.

(b)
On January 1, 2016, we adopted Accounting Standards Update, or ASU, 2015-03, which changes the presentation of debt issuance costs (previously recognized as an asset) and requires that they be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. As a result of adopting this guidance, we reclassified deferred financing costs totaling $12.8 million, $14.7 million, $16.8 million, and $15.0 million from Other assets, net to Non-recourse debt, net and/or Senior Credit Facility, net as of December 31, 2015, 2014, 2013, and 2012, respectively.

(c)
All years include non-recourse mortgage obligations (Note 10) and deferred acquisition fee installments, including interest thereon (Note 3); 2016 and 2015 include outside borrowings on our Senior Credit Facility of $49.8 million and $112.8 million, respectively.

CPA®:17 – Global 2016 10-K – 34

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

We operate in two reportable business segments: Net Lease and Self Storage. Our Net Lease segment includes our domestic and foreign investments in net-leased properties, whether they are accounted for as operating or direct financing leases. Our Self Storage segment is comprised of our investments in self-storage properties. In addition, we have investments in loans receivable, CMBS, one hotel, and other properties, which are included in our All Other category (Note 15).

The following discussion should be read in conjunction with our consolidated financial statements included in Item 8 of this Report and the matters described under Item 1A. Risk Factors.

Business Overview

We are a publicly owned, non-traded REIT that invests primarily in commercial properties leased to companies domestically and internationally. As opportunities arise, we also make other types of commercial real estate-related investments. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions, and other factors. We earn revenue principally by leasing the properties we own to single corporate tenants, primarily on a triple-net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, contractual rent adjustments, tenant defaults, sales of properties, and foreign currency exchange rates. We were formed in 2007 and are managed by our Advisor. We hold substantially all of our assets and conduct substantially all of our business through our Operating Partnership. We are the general partner of, and own 99.99% of the interests in, the Operating Partnership. The remaining interest in the Operating Partnership is held by a subsidiary of WPC.

Significant Developments

Management Changes

On September 22, 2016, we announced that Mr. Hisham A. Kader resigned as our chief financial officer and that Ms. ToniAnn Sanzone would be appointed as our new chief financial officer. Ms. Sanzone joined us in 2013 and has served as our chief accounting officer since 2015. She also serves as chief financial officer of WPC.

On October 5, 2016, we announced that Ms. Kristin Sabia was appointed as our chief accounting officer, succeeding Ms. Sanzone, who remains as our chief financial officer, in that role. Ms. Sabia joined us in 2012 and served as our controller since 2015.

On December 12, 2016, we announced that Mr. Thomas E. Zacharias, managing director and chief operating officer of WPC informed WPC’s Board of Directors of his decision to retire effective March 31, 2017. Effective as of that same date, Mr. Zacharias will also resign from his position as our chief operating officer.

Net Asset Value

Our Advisor calculates our NAV annually as of year-end, and has determined that our NAV was $10.24 as of December 31, 2015. Our Advisor generally calculates our NAV by relying in part on an appraisal of the fair market value of our real estate provided by a third party, adjusted to give effect to the estimated fair value of mortgage loans encumbering our assets (also provided by a third party) as well as other adjustments. Our NAV is based on a number of variables, including individual tenant credits, lease terms, lending credit spreads, foreign currency exchange rates, and tenant defaults, among others. We do not control all of these variables and, as such, cannot predict how they will change in the future. For additional information regarding the calculation of our NAV as of December 31, 2015, please see our Form 8-K dated March 14, 2016. Our Advisor currently intends to determine our NAV as of December 31, 2016 during the first quarter of 2017.

CPA®:17 – Global 2016 10-K – 35

Acquisitions

During 2016, we acquired ten investments at a total cost of approximately $240.3 million, inclusive of acquisition related costs and fees. These investments were comprised of six domestic investments totaling $108.5 million, three international investments totaling $106.2 million, and the remaining 15% controlling interest acquired related to a pre-existing equity investment in a self-storage portfolio totaling $25.7 million. Amounts are based on the exchange rate of the foreign currency at the date of acquisition, as applicable (Note 4).

Dispositions

During 2016, we sold 34 self-storage properties for total proceeds of $259.1 million, net of closing costs and recognized a gain on the sale of these assets of $132.9 million in the aggregate. A portion of the proceeds from the sales were used to repay non-recourse mortgage loans encumbering the properties with outstanding principal balances aggregating $84.7 million, and as a result, we recorded a loss on extinguishment of debt of $15.8 million.

Financing Activity

During 2016, we obtained seven new non-recourse mortgage financings and completed two additional drawdowns on already existing mortgage financings totaling $170.9 million, net of discounts, with a weighted-average annual interest rate and term to maturity of 2.0% and 7.1 years, respectively. Additionally, in connection with the acquisition of the remaining 15% controlling interest in a self-storage portfolio, we assumed the remaining 15% of the outstanding mortgage debt totaling $69.8 million net of discounts with a weighted-average annual interest rate and term to maturity of 4.5% and 1.1 years, respectively (Note 10).

During 2016, we defeased seven non-recourse mortgage loans with outstanding principal balances totaling $121.9 million and recognized losses on extinguishment of debt totaling $23.6 million. These mortgage loans had a weighted-average interest rate and remaining term to maturity of 4.9% and 5.7 years, respectively, and encumbered a total of 52 self-storage properties, 34 of which were sold (Note 14) and 18 of which were refinanced with new non-recourse mortgage loans totaling $65.9 million. These loans have a weighted-average interest rate and term to maturity of 3.0% and of 4.8 years, respectively.

During 2016, we exercised the delayed draw option on our Term Loan and borrowed $50.0 million. The Term Loan bears interest at LIBOR plus a margin of 1.55% and is scheduled to mature on August 26, 2018, unless extended pursuant to its terms.

Additionally, during the 2016, we refinanced four non-recourse mortgage loans totaling $206.4 million with new non-recourse mortgage financing totaling $211.8 million and recognized a loss on extinguishment of debt of $0.8 million. These mortgage loans have a weighted-average interest rate and term of 2.0% and 4.7 years, respectively.

CPA®:17 – Global 2016 10-K – 36

Portfolio Overview

We intend to continue to acquire a diversified portfolio of income-producing commercial real estate properties and other real estate-related assets. We expect to make these investments both domestically and internationally. Portfolio information is provided on a consolidated basis to facilitate the review of our accompanying consolidated financial statements. In addition, we provide such information on a pro rata basis to better illustrate the economic impact of our various net-leased, jointly owned investments. See Terms and Definitions below for a description of pro rata amounts.

Portfolio Summary

	December 31,
	2016	2015
Number of net-leased properties	395	377
Number of operating properties (a)	38	72
Number of tenants (b)	121	111
Total square footage (in thousands) (c)	46,119	45,741
Occupancy (b) (c)	99.72%	99.96%
Weighted-average lease term (in years) (c)	12.9	13.7
Number of countries (c)	14	13
Total assets (in thousands) (d)	$4,698,923	$4,613,190
Net investments in real estate (in thousands) (d)	3,228,104	3,174,855

	Years Ended December 31,
(dollars in thousands, except exchange rate)	2016	2015	2014
Acquisition volume — consolidated (d) (e) (f)	$233.8	$357.8	$121.5
Acquisition volume — pro rata (c) (e) (f)	240.3	366.9	291.3
Financing obtained — consolidated (d) (g)	448.6	170.2	92.8
Financing obtained — pro rata (c) (g) (h)	465.5	170.2	164.1
Average U.S. dollar/euro exchange rate	1.1067	1.1099	1.3295
Average U.S. dollar/British pound sterling exchange rate	1.3558	1.5286	1.6482
Average U.S. dollar/Japanese yen exchange rate	0.0092	0.0083	0.0095
Change in the U.S. CPI (i)	2.0%	0.7%	0.8%
Change in the Harmonized Index of Consumer Prices (i)	1.2%	0.2%	(0.2)%
__________

(a)
Operating properties are comprised of full ownership interests in 37 self-storage properties with an average occupancy of 93.0% at December 31, 2016, full or partial ownership interests in 71 self-storage properties with an average occupancy of 90.6% at December 31, 2015, and one hotel property at each date; all of which were managed by third parties.

(b)	Excludes operating properties.

(c)	Represents pro rata basis. See Terms and Definitions below for a description of pro rata amounts.

(d)	Represents consolidated basis.

(e)	Includes build-to-suit transactions, which are reflected as the total commitment for the build-to-suit funding.

(f)	Includes acquisition-related costs and fees for business combinations, which are expensed in the consolidated financial statements.

(g)	Includes refinancings, on a consolidated basis, of $277.7 million, $5.9 million, and $24.9 million obtained during the years ended December 31, 2016, 2015, and 2014, respectively.

(h)	Financing on a pro rata basis during the year ended December 31, 2016 and 2014 includes our share of the non-recourse mortgage financing related to certain of our joint venture investments.

(i)	Many of our lease agreements include contractual increases indexed to changes in the CPI or similar indices.

CPA®:17 – Global 2016 10-K – 37

Net-Leased Portfolio

The tables below represent information about our net-leased portfolio on a consolidated and pro rata basis and, accordingly, exclude all operating properties at December 31, 2016. See Terms and Definitions below for a description of pro rata amounts and ABR.

Top Ten Tenants by ABR
(in thousands, except percentages)

				Consolidated		Pro Rata
Tenant/Lease Guarantor	Property Type	Tenant Industry	Location	ABR	Percent	ABR	Percent
The New York Times Company	Office	Media: Advertising, Printing and Publishing	New York, NY	$26,844	8%	$14,764	4%
Metro Cash & Carry Italia S.p.A. (a)	Retail	Retail Stores	Germany; Italy	25,729	8%	25,729	7%
Agrokor d.d. (a)	Retail; Warehouse	Grocery	Croatia	20,629	6%	21,821	6%
General Parts, Inc.	Office; Warehouse	Retail Stores	Various U.S.	18,345	5%	18,345	5%
Lineage Logistics Holdings, LLC	Warehouse	Business Services	Various U.S.	14,024	4%	14,024	4%
KBR, Inc.	Office	Business Services	Houston, TX	13,786	4%	13,786	4%
Blue Cross and Blue Shield of Minnesota, Inc.	Office; Other	Insurance	Various MN	12,206	4%	12,206	3%
IDL Master Tenant, LLC	Retail	Retail Stores	Orlando, FL	10,290	3%	10,290	3%
Eroski Sociedad Cooperativa (a)	Retail; Warehouse	Grocery	Spain	8,704	3%	9,347	3%
FM Logistics (a)	Industrial; Warehouse	Cargo Transportation	Czech Republic, Poland, Slovakia	8,617	3%	8,617	2%
Total				$159,174	48%	$148,929	41%
__________

(a)	ABR amounts are subject to fluctuations in foreign currency exchange rates.

CPA®:17 – Global 2016 10-K – 38

Portfolio Diversification by Geography
(in thousands, except percentages)

	Consolidated		Pro Rata
Region	ABR	Percent	ABR	Percent
United States
South	$66,847	20%	$72,480	20%
Midwest	64,103	19%	69,108	19%
East	57,745	17%	45,036	13%
West	31,985	10%	30,348	8%
United States Total	220,680	66%	216,972	60%
International
Italy	24,222	7%	24,222	7%
Poland	22,030	7%	26,056	7%
Croatia	20,629	6%	21,821	6%
Spain	16,170	5%	16,813	5%
Germany	9,961	3%	18,778	5%
United Kingdom	4,776	2%	4,776	1%
Lithuania	4,283	1%	4,283	2%
The Netherlands	3,574	1%	14,542	4%
Other (a)	6,674	2%	12,120	3%
International Total	112,319	34%	143,411	40%
Total	$332,999	100%	$360,383	100%
__________

(a)	Consolidated includes ABR from tenants in the Czech Republic, Japan, and Slovakia. Pro rata includes ABR from tenants in the aforementioned countries plus Hungary and Norway.

Portfolio Diversification by Property Type
(in thousands, except percentages)

	Consolidated		Pro Rata
Property Type	ABR	Percent	ABR	Percent
Office	$102,860	31%	$100,477	28%
Warehouse	82,762	25%	98,283	27%
Retail	77,849	23%	87,278	24%
Industrial	51,934	16%	52,594	15%
Other (a)	17,594	5%	21,751	6%
Total	$332,999	100%	$360,383	100%
__________

(a)
Consolidated includes ABR from tenants with the following property types: education facility, fitness facility, net-leased student housing and land. Pro rata includes ABR from tenants with the aforementioned property types and self-storage.

CPA®:17 – Global 2016 10-K – 39

Portfolio Diversification by Tenant Industry
(in thousands, except percentages)

	Consolidated		Pro Rata
Industry Type	ABR	Percent	ABR	Percent
Retail Stores	$90,173	27%	$102,549	28%
Business Services	37,506	11%	40,015	11%
Media: Advertising, Printing, and Publishing	30,768	9%	18,688	5%
Grocery	29,333	9%	45,072	13%
Capital Equipment	14,287	4%	14,287	4%
Consumer Services	13,282	4%	13,376	4%
Insurance	12,206	4%	15,898	4%
Cargo Transportation	12,098	4%	13,553	4%
Telecommunications	10,747	3%	10,770	3%
Automotive	10,427	3%	9,434	3%
Non-Durable Consumer Goods	9,495	3%	7,441	2%
Healthcare and Pharmaceuticals	9,375	3%	9,375	3%
Media: Broadcasting and Subscription	9,181	3%	9,181	3%
Hotel, Gaming, and Leisure	8,888	3%	8,926	2%
Beverage, Food, and Tobacco	8,373	3%	8,373	2%
High Tech Industries	7,060	2%	6,026	2%
Banking	4,611	1%	8,575	2%
Containers, Packing, and Glass	3,886	1%	7,540	2%
Other (a)	11,303	3%	11,304	3%
Total	$332,999	100%	$360,383	100%
__________

(a)
Includes ABR from tenants in the following industries: aerospace and defense; chemicals, plastics, and rubber; construction and building; consumer transportation; durable consumer goods; environmental industries; finance; metals and mining; real estate; and wholesale.

CPA®:17 – Global 2016 10-K – 40

Lease Expirations
(in thousands, except percentages and number of leases)

	Consolidated (a)			Pro Rata (a)
Year of Lease Expiration	Number of Leases Expiring	ABR	Percent	Number of Leases Expiring	ABR	Percent
2017 (b)	14	4,062	1%	16	1,561	—%
2018	2	124	—%	5	146	—%
2019	5	2,481	1%	5	2,481	1%
2020	6	313	—%	6	313	—%
2021	8	2,028	1%	8	1,641	—%
2022	1	2,606	1%	2	4,059	1%
2023	2	305	—%	6	4,203	1%
2024	7	38,972	12%	11	32,344	9%
2025	17	23,477	7%	17	23,477	7%
2026	11	11,471	3%	17	22,439	6%
2027	22	29,839	9%	22	29,839	8%
2028	26	38,029	11%	28	42,254	12%
2029	4	6,194	2%	4	6,194	2%
2030	21	53,263	16%	22	64,107	18%
Thereafter	42	119,835	36%	45	125,325	35%
Total	188	$332,999	100%	214	$360,383	100%
__________

(a)	Assumes tenant does not exercise any renewal option.

(b)	Month-to-month leases with ABR of $0.4 million are included in 2017 ABR.

Self-Storage Summary

Our self-storage properties had an average occupancy rate of 93.0% at December 31, 2016 and were comprised as follows (square footage in thousands):

State	Number of Properties	Square Footage
Illinois	13	834
California	7	476
New York	5	335
Florida	4	327
Hawaii	4	259
Georgia	2	79
North Carolina	1	80
Texas	1	75
Consolidated Total	37	2,465

CPA®:17 – Global 2016 10-K – 41

Terms and Definitions

Pro Rata Metrics — The portfolio information above contains certain metrics prepared under the pro rata consolidation method. We refer to these metrics as pro rata metrics. We have a number of investments, usually with our affiliates, in which our economic ownership is less than 100%. Under the full consolidation method, we report 100% of the assets, liabilities, revenues, and expenses of those investments that are deemed to be under our control or for which we are deemed to be the primary beneficiary, even if our ownership is less than 100%. Also, for all other jointly owned investments, which we do not control, we report our net investment and our net income or loss from that investment. Under the pro rata consolidation method, we present our proportionate share, based on our economic ownership of these jointly owned investments, of the portfolio metrics of those investments.

ABR — ABR represents contractual minimum annualized base rent for our net-leased properties and reflects exchange rates as of the date of this Report. If there is a rent abatement, we annualize the first monthly contractual base rent following the free rent period. ABR is not applicable to operating properties.

Financial Highlights

(in thousands)

	Years Ended December 31,
	2016	2015	2014
Total revenues	$440,362	$426,947	$396,706
Net income attributable to CPA®:17 – Global	190,345	84,205	74,151

Cash distributions paid	220,991	215,914	209,054

Net cash provided by operating activities	211,369	243,884	210,055
Net cash provided by (used in) investing activities	98,316	(348,065)	(214,927)
Net cash used in financing activities	(182,523)	(9,709)	(126,182)

Supplemental financial measures:
FFO attributable to CPA®:17 – Global (a)	245,557	224,760	195,883
MFFO attributable to CPA®:17 – Global (a)	225,010	199,883	194,636
Adjusted MFFO attributable to CPA®:17 – Global (a)	234,541	210,945	202,837
__________

(a)
We consider the performance metrics listed above, including Funds from Operations, or FFO, Modified funds from operations, or MFFO, and Adjusted modified funds from operations, or Adjusted MFFO, which are supplemental measures that are not defined by GAAP, both referred to herein as non-GAAP measures, to be important measures in the evaluation of our operating performance. See Supplemental Financial Measures below for our definitions of these non-GAAP measures and reconciliations to their most directly comparable GAAP measures.

Consolidated Results

Revenues and Net Income Attributable to CPA®:17 – Global

2016 vs. 2015 — Total revenues increased during 2016 as compared to 2015, primarily due to an increase in lease revenues driven by new acquisitions and the acceleration of a below-market lease from a tenant of a domestic property pursuant to a lease termination agreement, partially offset by bankruptcy settlement claim proceeds received during 2015. Net income attributable to CPA®:17 – Global increased during 2016 as compared to 2015, primarily due to an aggregate gain on sale of real estate, net of tax of $132.9 million and a gain on change in control of interests of $49.9 million recognized during 2016, slightly offset by impairment charges totaling $29.7 million and loss on extinguishment of debt totaling $24.4 million recorded during 2016.

CPA®:17 – Global 2016 10-K – 42

2015 vs. 2014 — Total revenues increased during 2015 as compared to 2014, primarily due to an increase in interest income due to new loans that we originated in 2015 and an increase in revenues from new investments acquired and build-to-suit projects placed into service after December 31, 2014. Total revenues in 2015 also included $6.3 million of proceeds received from a bankruptcy settlement claim with a former tenant. These increases in revenues were partially offset by the impact of the weakening of foreign currencies (primarily the euro) to the U.S. dollar on revenue from our foreign investments. Net income attributable to CPA®:17 – Global increased during 2015 as compared to 2014, primarily due to the increase in total revenues mentioned above, slightly offset by a decrease in gain on sale of real estate, net of tax and a decrease in equity in earnings of equity method investments in real estate. The decrease in gain on sale of real estate, net of tax was due to the partial sale of I Shops LLC, on which we recognized gains of $2.2 million and $12.4 million during 2015 and 2014, respectively (Note 14).

FFO attributable to CPA®:17 – Global

2016 vs. 2015 — FFO attributable to CPA®:17 – Global increased during 2016 as compared to 2015, primarily due to the $49.9 million gain on change in control of interests and an additional $10.6 million of income recognized related to termination fees on one of our equity investments during the current year, partially offset by the loss on extinguishment of debt of $24.4 million and an impairment charge of $22.8 million to reduce goodwill of one of our equity investments at the investee level to its fair value recognized during the current year.

2015 vs. 2014 — FFO attributable to CPA®:17 – Global increased during 2015 as compared to 2014, primarily due to the increase in total revenue slightly offset by the decrease in equity in earnings of equity method investments in real estate, which are both noted above.

MFFO and Adjusted MFFO attributable to CPA®:17 – Global

2016 vs. 2015 — MFFO and Adjusted MFFO attributable to CPA®:17 – Global increased during 2016 as compared to 2015, primarily as a result of the accretive impact of our investments acquired or placed into service during 2015 and 2016 and an additional $10.6 million of income recognized related to termination fees related to one of our equity investments. This increase was partially offset by a reduction in other real estate income as a result of the disposition of 34 self-storage properties.

2015 vs. 2014 — MFFO and Adjusted MFFO attributable to CPA®:17 – Global increased during 2015 as compared to 2014, primarily as a result of the accretive impact of our investments acquired or placed into service during 2015 and 2014, partially offset by the impact of the decrease in the average U.S. dollar relative to foreign currencies (primarily the euro) between the periods.

CPA®:17 – Global 2016 10-K – 43

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

The following table presents the comparative results of operations (in thousands):

	Years Ended December 31,
	2016	2015	Change	2015	2014	Change
Revenues
Lease revenues	$356,841	$327,192	$29,649	$327,192	$309,175	$18,017
Other real estate income - operating property revenues	46,623	49,562	(2,939)	49,562	53,107	(3,545)
Reimbursable tenant costs	28,382	28,631	(249)	28,631	26,863	1,768
Interest income and other	8,516	21,562	(13,046)	21,562	7,561	14,001
	440,362	426,947	13,415	426,947	396,706	30,241
Operating Expenses
Depreciation and amortization:
Net-leased properties	108,532	94,726	13,806	94,726	87,796	6,930
Operating properties	13,727	12,006	1,721	12,006	14,371	(2,365)
	122,259	106,732	15,527	106,732	102,167	4,565
Property expenses:
Asset management fees	29,705	29,192	513	29,192	26,694	2,498
Reimbursable tenant costs	28,382	28,631	(249)	28,631	26,863	1,768
Operating properties	18,331	20,502	(2,171)	20,502	25,584	(5,082)
Net-leased properties	11,952	13,784	(1,832)	13,784	11,926	1,858
	88,370	92,109	(3,739)	92,109	91,067	1,042
Impairment charges	29,706	1,023	28,683	1,023	570	453
General and administrative	16,310	18,377	(2,067)	18,377	22,253	(3,876)
Acquisition expenses	7,157	651	6,506	651	5,169	(4,518)
	263,802	218,892	44,910	218,892	221,226	(2,334)
	176,560	208,055	(31,495)	208,055	175,480	32,575
Other Income and Expenses
Interest expense	(98,813)	(93,551)	(5,262)	(93,551)	(93,001)	(550)
Gain on change in control of interests	49,922	—	49,922	—	—	—
Loss on extinguishment of debt	(24,376)	(275)	(24,101)	(275)	(263)	(12)
Equity in earnings of equity method investments in real estate	3,262	14,667	(11,405)	14,667	24,073	(9,406)
Other income and (expenses)	(1,728)	1,912	(3,640)	1,912	(1,909)	3,821
	(71,733)	(77,247)	5,514	(77,247)	(71,100)	(6,147)
Income before income taxes and gain on sale of real estate	104,827	130,808	(25,981)	130,808	104,380	26,428
Provision for income taxes	(8,477)	(8,885)	408	(8,885)	(10,725)	1,840
Income before gain on sale of real estate	96,350	121,923	(25,573)	121,923	93,655	28,268
Gain on sale of real estate, net of tax	132,858	2,197	130,661	2,197	13,338	(11,141)
Net Income	229,208	124,120	105,088	124,120	106,993	17,127
Net income attributable to noncontrolling interests	(38,863)	(39,915)	1,052	(39,915)	(32,842)	(7,073)
Net Income Attributable to CPA®:17 – Global	$190,345	$84,205	$106,140	$84,205	$74,151	$10,054

CPA®:17 – Global 2016 10-K – 44

Lease Composition and Leasing Activities

As of December 31, 2016, approximately 51.0% of our net leases, based on consolidated ABR, provide for adjustments based on formulas indexed to changes in the CPI, or similar indices for the jurisdiction in which the property is located, some of which have caps and/or floors. In addition, 45.0% of our net leases on that same basis have fixed rent adjustments, for which consolidated ABR is scheduled to increase by an average of 1.5% in the next 12 months. We own international investments and, therefore, lease revenues from these investments are subject to exchange rate fluctuations in various foreign currencies, primarily the euro.

The following discussion presents a summary of rents on existing properties arising from leases with new tenants, or second generation leases, and renewed leases with existing tenants for the periods presented and, therefore, does not include new acquisitions for our portfolio during the periods presented.

2016 — During 2016, we signed seven leases totaling 210,121 square feet of leased space. Of these leases, one was with a new tenant and six were extensions with existing tenants. The weighted-average new rent for these leases is $8.17 per square foot, compared to the average former rent of $7.83 per square foot. We provided aggregate tenant improvement allowances totaling $2.5 million on two of these leases.

2015 — During 2015, we entered into ten leases totaling 210,160 square feet of leased space. Of these leases, three were with new tenants and seven were extensions with existing tenants. The weighted-average new rent for these leases was $14.54 per square foot, compared to the average former rent of $15.11 per square foot. We provided tenant improvement allowances totaling less than $0.4 million on four of these leases.

2014 — During 2014, we entered into three leases totaling 4,673 square feet of leased space. Of these leases, one was with a new tenant and two were extensions with existing tenants. The weighted-average new rent for these leases was $19.91 per square foot, compared to the average former rent of $18.14 per square foot. We provided tenant improvement allowances totaling less than $0.1 million on two of these leases.

CPA®:17 – Global 2016 10-K – 45

Property Level Contribution

The following table presents the property level contribution for our consolidated net-leased and operating properties, as well as a reconciliation to net income attributable to CPA®:17 – Global (in thousands):

	Years Ended December 31,
	2016	2015	Change	2015	2014	Change
Existing Net-Leased Properties
Lease revenues	$286,758	$286,412	$346	$286,412	$300,762	$(14,350)
Depreciation and amortization	(76,476)	(77,359)	883	(77,359)	(81,679)	4,320
Property expenses	(11,071)	(11,585)	514	(11,585)	(11,086)	(499)
Property level contribution	199,211	197,468	1,743	197,468	207,997	(10,529)
Recently Acquired Net-Leased Properties
Lease revenues	54,090	32,448	21,642	32,448	3,695	28,753
Depreciation and amortization	(19,690)	(13,030)	(6,660)	(13,030)	(4,263)	(8,767)
Property expenses	(422)	(1,113)	691	(1,113)	(269)	(844)
Property level contribution	33,978	18,305	15,673	18,305	(837)	19,142
Existing Operating Properties
Operating property revenues	26,752	25,312	1,440	25,312	22,924	2,388
Operating property expenses	(11,009)	(10,453)	(556)	(10,453)	(9,587)	(866)
Depreciation and amortization	(4,782)	(5,079)	297	(5,079)	(5,744)	665
Property level contribution	10,961	9,780	1,181	9,780	7,593	2,187
Recently Acquired Operating Properties
Operating property revenues	7,656	—	7,656	—	—	—
Depreciation and amortization	(6,658)	—	(6,658)	—	—	—
Operating property expenses	(2,282)	—	(2,282)	—	—	—
Property level contribution	(1,284)	—	(1,284)	—	—	—
Properties Sold or Held for Sale
Lease revenues	15,993	8,332	7,661	8,332	4,718	3,614
Operating property revenues	12,215	24,250	(12,035)	24,250	30,183	(5,933)
Operating property expenses	(4,702)	(9,426)	4,724	(9,426)	(15,342)	5,916
Property expenses	(797)	(1,709)	912	(1,709)	(1,226)	(483)
Depreciation and amortization	(14,653)	(11,264)	(3,389)	(11,264)	(10,481)	(783)
Property level contribution	8,056	10,183	(2,127)	10,183	7,852	2,331
Property Level Contribution	250,922	235,736	15,186	235,736	222,605	13,131
Add other income:
Interest income and other	8,516	21,562	(13,046)	21,562	7,561	14,001
Less other expenses:
Impairment charges	(29,706)	(1,023)	(28,683)	(1,023)	(570)	(453)
Asset management fees	(29,705)	(29,192)	(513)	(29,192)	(26,694)	(2,498)
General and administrative	(16,310)	(18,377)	2,067	(18,377)	(22,253)	3,876
Acquisition expenses	(7,157)	(651)	(6,506)	(651)	(5,169)	4,518
Other Income and Expenses
Interest expense	(98,813)	(93,551)	(5,262)	(93,551)	(93,001)	(550)
Gain on change in control of interests	49,922	—	49,922	—	—	—
Loss on extinguishment of debt	(24,376)	(275)	(24,101)	(275)	(263)	(12)
Equity in earnings of equity method investments in real estate	3,262	14,667	(11,405)	14,667	24,073	(9,406)
Other income and (expenses)	(1,728)	1,912	(3,640)	1,912	(1,909)	3,821
	(71,733)	(77,247)	5,514	(77,247)	(71,100)	(6,147)
Income before income taxes and gain on sale of real estate	104,827	130,808	(25,981)	130,808	104,380	26,428
Provision for income taxes	(8,477)	(8,885)	408	(8,885)	(10,725)	1,840
Income before gain on sale of real estate	96,350	121,923	(25,573)	121,923	93,655	28,268
Gain on sale of real estate, net of tax	132,858	2,197	130,661	2,197	13,338	(11,141)
Net Income	229,208	124,120	105,088	124,120	106,993	17,127
Net income attributable to noncontrolling interests	(38,863)	(39,915)	1,052	(39,915)	(32,842)	(7,073)
Net Income Attributable to CPA®:17 – Global	$190,345	$84,205	$106,140	$84,205	$74,151	$10,054
CPA®:17 – Global 2016 10-K – 46

Property level contribution is a non-GAAP measure that we believe to be a useful supplemental measure for management and investors in evaluating and analyzing the financial results of our net-leased and operating properties over time. Property level contribution presents the lease and operating property revenues, less property expenses and depreciation and amortization. We believe that Property level contribution allows for meaningful comparison between periods of the direct costs of owning and operating our net-leased assets and operating properties. When a property is leased on a net lease basis, reimbursable tenant costs are recorded as both income and property expense and, therefore, have no impact on the Property level contribution. While we believe that Property level contribution is a useful supplemental measure, it should not be considered as an alternative to Net income attributable to CPA®:17 – Global as an indication of our operating performance.

Existing Net-Leased Properties

Existing net-leased properties are those we acquired or placed into service prior to January 1, 2014. At December 31, 2016, we had 220 existing net-leased properties.

2016 vs. 2015 — For the year ended December 31, 2016 as compared to 2015, property level contribution for existing net-leased properties increased by $1.7 million, primarily due to an increase in lease revenues of $0.3 million, and a decrease in depreciation and amortization expenses and property expenses of $0.9 million and $0.5 million, respectively. Lease revenues increased primarily due to CPI-related rent increases of $0.7 million and an increase of $0.7 million related to the completion of an expansion of one of our properties, partially offset by a decrease of $0.5 million related to the decrease in the average exchange rate of the U.S. dollar relative to foreign currencies (primarily the euro) between the periods and a decrease of $0.6 million related to a lease expiration.

2015 vs. 2014 — For the year ended December 31, 2015 as compared to 2014, property level contribution for existing net-leased properties decreased by $10.5 million, primarily due to a decrease in lease revenues of $14.4 million and an increase in property expenses of $0.5 million, partially offset by a decrease in depreciation and amortization expenses of $4.3 million. Lease revenues were lower primarily related to a decrease of $17.3 million as a result of the weakening of the average exchange rate of the U.S. dollar relative to foreign currencies (primarily the euro) between the periods, partially offset by an increase of $1.9 million related to the completion of two property expansions and CPI-related rent increases of $1.4 million. Depreciation and amortization expenses decreased primarily due to a decrease of $5.1 million related to the decrease in the average exchange rate of the U.S. dollar relative to foreign currencies (primarily the euro) between the periods, slightly offset by an increase of $0.4 million related to a property that was placed into service during 2015.

Recently Acquired Net-Leased Properties

Recently acquired net-leased properties are those that we acquired or placed into service subsequent to December 31, 2013.

2016 vs. 2015 — For the year ended December 31, 2016 as compared to 2015, property level contribution from recently acquired net-leased properties increased by $15.7 million, primarily due to an increase in lease revenues of $21.6 million as a result of the new investments that we acquired or placed into service during 2016 and 2015, and a decrease in property expenses of $0.7 million, partially offset by an increase in depreciation and amortization expenses of $6.7 million as a result of those new investments. The decrease in property expenses was primarily due to a reversal of bad debt reserve in 2016 that was originally recorded in 2015. This reserve was specific to a tenant that was past due on its rent payments during 2015 but has since become current with its payments.

2015 vs. 2014 — For the year ended December 31, 2015 as compared to 2014, property level contribution from recently acquired net-leased properties increased by $19.1 million, primarily due to an increase in lease revenues of $28.8 million, which included $17.1 million related to new acquisitions and $11.7 million related to properties that were placed into service, partially offset by an increase in depreciation and amortization expenses of $8.8 million.

Existing Operating Properties

Existing operating properties are those we acquired or placed into service prior to January 1, 2014. At December 31, 2016, we had 32 wholly owned self-storage properties. Additionally, other real estate operations includes the results of operations of a parking garage attached to one of our existing net-leased properties.

2016 vs. 2015 — For the year ended December 31, 2016, compared to 2015, property level contribution from existing operating properties increased by $1.2 million, primarily due to an increase in operating revenues of $1.4 million and a decrease in depreciation and amortization expenses of $0.3 million, partially offset by an increase in property expenses of $0.6 million,

CPA®:17 – Global 2016 10-K – 47

primarily as a result of an increase in maintenance costs. Operating revenues increased primarily due an increase in the occupancy rate in 2016 compared to 2015, partially offset by a decrease of $0.4 million related to income generated from the parking garage attached to one of our existing net-leased properties.

2015 vs. 2014 — For the year ended December 31, 2015 as compared to 2014, property level contribution from existing operating properties increased by $2.2 million, primarily due an increase in operating revenues of $2.4 million and a decrease in depreciation and amortization expense of $0.7 million, partially offset by an increase in property expenses of $0.9 million. Operating revenues increased primarily due to an increase in the occupancy rate in 2015 compared to 2014.

Recently Acquired Operating Properties

Recently acquired operating properties includes a jointly owned investment in five self-storage properties where we acquired the remaining 15% controlling interest in April 2016, which we previously accounted for as an equity investment in real estate. As a result of the acquisitions, we consolidate this investment and reflect 100% of the property level contribution from these assets for the year ended December 31, 2016 (Note 4).

Properties Sold or Held for Sale

Properties sold and held for sale represent only those properties that did not qualify for classification as discontinued operations.

During the year ended December 31, 2016, we sold 34 self-storage properties, and we had a property classified as held for sale at December 31, 2016 (Note 14). Property level contribution for 2016 includes the acceleration of certain lease intangibles pursuant to a lease termination, which had a net positive impact of $3.4 million for that period.

During the year ended December 31, 2014, we sold a hotel that had been classified as an operating property in the consolidated financial statements (Note 14) and recognized a gain on the sale of this hotel of $14.6 million that is included in Gain on sale of real estate, net of tax in the consolidated financial statements.

Other Revenues and Expenses

Interest Income and Other

Interest income and other primarily consists of interest earned on our loans receivable and CMBS investments, as well as other income received related to our properties.

2016 vs. 2015 — For the year ended December 31, 2016 as compared to 2015, interest income and other decreased by $13.0 million. Contributing to this decrease was the receipt of a $6.3 million bankruptcy settlement claim with a former tenant in 2015, as well as $4.2 million in lower interest income related to a loan receivable that was repaid in December 2015. We also recognized $2.9 million of higher loan premium accretion, which was fully accreted through the loan’s originally scheduled maturity in January 2016.

2015 vs. 2014 — For the year ended December 31, 2015 as compared to 2014, interest income and other increased by $14.0 million, primarily due to interest income totaling $6.7 million received from the loans receivable that we funded during 2015. Additionally, we received proceeds of $6.3 million from a bankruptcy settlement claim with a former tenant during 2015.

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

For the year ended December 31, 2016, we incurred an impairment charge of $29.2 million on a property classified as Assets held for sale as of December 31, 2016 in order to reduce the carrying value of the property to its estimated fair value. The fair value measurement approximated its estimated selling price, less estimated costs to sell.

CPA®:17 – Global 2016 10-K – 48

During the years ended December 31, 2016, 2015, and 2014, we incurred other-than-temporary impairment charges of $0.5 million, $1.0 million, and $0.6 million, respectively, on our CMBS investments to reduce their carrying values to their estimated fair values as a result of non-performance.

General and Administrative

2016 vs. 2015 — For the year ended December 31, 2016 as compared to 2015, general and administrative expenses decreased by $2.1 million, primarily due to decreases in personnel and overhead reimbursement costs of $2.9 million, which was partially offset by an $0.8 million increase of investor relations expenses. The decrease in personnel and overhead reimbursement costs were primarily driven by the increase in revenue from other entities managed by WPC and its affiliates, which directly impacts the allocation of our Advisor’s expenses to us (Note 3).

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

Property Expenses — Asset Management Fees

2016 vs. 2015 — For the year ended December 31, 2016 as compared to 2015, asset management fees increased by $0.5 million as a result of investments acquired since December 31, 2015 and an increase in the estimated fair market value of our real estate portfolio, both of which increased the asset base from which our Advisor earns a fee.

2015 vs. 2014 — For the year ended December 31, 2015 as compared to 2014, asset management fees increased by $2.5 million as a result of investments acquired since December 31, 2014 and an increase in the estimated fair market value of our real estate portfolio, both of which increased the asset base from which our Advisor earns a fee.

Acquisition Expenses

Acquisition expenses represent direct costs incurred to acquire properties in transactions that are accounted for as business combinations, whereby such costs are required to be expensed as incurred (Note 4).

2016 — For the year ended December 31, 2016, Acquisition expenses totaled $7.2 million and related to the properties acquired during the year that were deemed to be business combinations, which includes $3.7 million related to the acquisition of the remaining 15% controlling interest in a portfolio of five self-storage properties that were previously accounted for as equity investments in real estate.

2015 — For the year ended December 31, 2015, Acquisition expenses totaled $0.7 million and related primarily to acquisition-related costs and fees incurred in connection with funding two loans totaling $42.6 million (Note 5) for the development of two hotels.

2014 — For the year ended December 31, 2014, Acquisition expenses totaled $5.2 million and related to acquisition costs incurred on two business combinations.

Interest Expense

2016 vs. 2015 — During the year ended December 31, 2016 as compared to 2015, interest expense increased by $5.3 million, primarily due to (i) $3.2 million of interest expense recorded during 2016 related to mortgage debt of $69.8 million that we consolidated in connection with the acquisition of the remaining 15% controlling interest in a portfolio of five self-storage properties (Note 4), (ii) lower capitalized interest of $1.6 million on our build-to-suit properties, and (iii ) an increase of $0.4 million related to the increase in our average outstanding debt in connection with our investment activity during 2015 and 2016. Our average outstanding debt balance was $2.0 billion and $1.9 billion during the years ended December 31, 2016 and 2015, respectively. Our weighted-average interest rate was 4.4% and 4.7% during the years ended December 31, 2016 and 2015, respectively.

2015 vs. 2014 — During the year ended December 31, 2015 as compared to 2014, interest expense increased by $0.6 million, primarily due to (i) an increase of $8.6 million related to mortgage financing obtained or assumed in connection with our investment activity and build-to-suit projects placed into service during 2015 and 2014 and (ii) $0.9 million of interest expense

CPA®:17 – Global 2016 10-K – 49

incurred during 2015 related to our Senior Credit Facility, partially offset by (i) a decrease of $4.6 million due to the impact of the weakening of foreign currencies (primarily the euro) in relation to the U.S. dollar, (ii) a decrease of $3.3 million related to the impact of four repayments of non-recourse mortgage loans during 2015, and (iii) a decrease of $1.0 million related to the maturity of an interest rate cap in August 2014 on the non-recourse mortgage loan encumbering the property leased to The New York Times Company, for which we did not record amortization during 2015.

Gain on Change in Control of Interests

During the year ended December 31, 2016, we recorded a $49.9 million gain on change in control of interests in connection with our acquisition of the remaining 15% controlling interest in a jointly owned investment in five self-storage properties that was previously accounted for as an equity method investment. As a result of this acquisition, we consolidate this investment as of December 31, 2016. The gain on change in control represents the difference between our carrying values and the fair values of our previously held equity interests in these properties (Note 4).

Loss on Extinguishment of Debt

2016 — During the year ended December 31, 2016, we recognized a loss on extinguishment of debt of $24.4 million, primarily due to seven non-recourse mortgage loans that were defeased or refinanced during 2016, which resulted in a loss on extinguishment of debt of $23.6 million primarily comprised of prepayment penalties and defeasance costs (Note 10). The defeasance was primarily due to the disposition and refinancing of certain self-storage properties (Note 14).

During both the years ended December 31, 2015 and 2014, we recognized a loss on extinguishment of debt of $0.3 million related to the refinancing of certain properties.

CPA®:17 – Global 2016 10-K – 50

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

	Years Ended December 31,
Lessee	2016	2015	2014
Net Lease:
C1000 Logistiek Vastgoed B.V. (a)	$4,385	$3,502	$4,358
U-Haul Moving Partners, Inc. and Mercury Partners, LP	2,448	2,437	2,344
Berry Plastics Corporation	1,671	1,640	1,384
Apply Sørco AS (a) (b)	(1,316)	491	(321)
BPS Nevada, LLC	1,029	1,507	1,630
Tesco plc (a)	817	701	419
State Farm	721	787	734
Eroski Sociedad Cooperativa — Mallorca (a) (c)	663	649	(146)
Bank Pekao S.A. (a) (d)	662	707	(3,349)
Hellweg Die Profi-Baumärkte GmbH & Co. KG (referred to as Hellweg 2) (a) (e)	572	6,586	1,619
Agrokor d.d. (referred to as Agrokor 5) (a)	421	307	413
Dick’s Sporting Goods, Inc.	121	115	105
	12,194	19,429	9,190
Self-Storage:
Madison Storage NYC, LLC and Veritas Group IX-NYC, LLC (f)	(433)	(1,858)	(2,033)
	(433)	(1,858)	(2,033)
All Other:
Shelborne Property Associates, LLC (g)	(8,852)	2,082	5,263
BPS Nevada, LLC - Preferred Equity (h)	3,193	2,670	170
IDL Wheel Tenant, LLC (i)	(3,137)	(2,789)	—
BG LLH, LLC (j)	297	(4,867)	11,483
	(8,499)	(2,904)	16,916
Total equity in earnings of equity method investments in real estate	$3,262	$14,667	$24,073
__________

(a)	Amounts include impact of fluctuations in the exchange rate of the applicable foreign currency.

(b)
On October 31, 2014, we and CPA®:18 – Global acquired an office facility leased to Apply Sørco AS through this investment. Amount for 2016 includes an other-than-temporary impairment charge of $1.9 million on our investment (Note 8).

(c)	Amount for 2014 includes an other-than-temporary impairment charge of $0.8 million recognized on the investment due to a decline in market conditions (Note 8).

(d)
The amount for 2014 includes our $4.2 million share of acquisition expenses incurred by the investment, through which we and CPA®:18 – Global acquired an office facility leased to Bank Pekao S.A. on March 31, 2014.

(e)
The decrease in income primarily relates to the recognition of tax benefits as an outcome of the tax audits for the prior years. The lower tax assessments for 2013 led to a tax benefit adjustment of $6.2 million during the year ended December 31, 2015 (Note 6).

(f)	In April 2016, we purchased the remaining 15% controlling interest in this equity investment and therefore consolidated this investment since the date of purchase (Note 4).

CPA®:17 – Global 2016 10-K – 51

(g)
The amount for 2016 includes a $22.8 million impairment charge to reduce goodwill at the investee level to its fair value partially offset by $10.6 million of income recognized in conjunction with the termination of a management agreement and a $10.6 million gain representing the portion of losses guaranteed by the previous management company under the terms of the management agreement. In addition, we recognized $7.3 million of total losses related to this investment during 2016, which primarily relate to capital contributions from our partners to partially fund cumulative losses that had previously been recognized on our investment as a result of applying the hypothetical liquidation book value model. The decrease in equity earnings recognized in 2015 as compared to 2014 was primarily because we were required to absorb more losses during 2015 since the other partners’ capital balances were reduced to zero.

(h)
The increase in equity earnings recognized in 2015 as compared to 2014 was related to the preferred equity position in the investment that we acquired on November 19, 2014 and February 2, 2015, in two separate tranches. The preferred equity position provided us a preferred rate of return between 8% and 12% during 2015.

(i)	This build-to-suit investment was placed into service in May 2015 and operated at a loss for 2016 and 2015.

(j)
The increase in 2016 was driven by the increase in operating income related to increased profitability and margins. This investment also recognized a gain on sale related to two dispositions in the third quarter of 2016. In addition, in 2016, this investment recognized a bargain purchase gain related to an acquisition and a gain on sale related to disposition. These increases were partially offset by additional expenses related to a refinancing in 2016. This investment operated at a loss for 2015. Amount for 2014 includes equity earnings of $11.5 million, which was primarily comprised of our share of a bargain purchase gain recorded by the investment during the year.

Other Income and (Expenses)

Other income and (expenses) primarily consists of gains and losses on foreign currency transactions, and derivative instruments. We make intercompany loans to a number of our foreign subsidiaries, most of which do not have the U.S. dollar as their functional currency. Remeasurement of foreign currency intercompany transactions that are scheduled for settlement, consisting primarily of accrued interest and short term loans, are included in the determination of net income. We also recognize gains or losses on foreign currency transactions when we repatriate cash from our foreign investments or hold foreign currencies in entities designated as U.S. dollar functional currency. In addition, we have certain derivative instruments, including common stock warrants, foreign currency contracts, and a swaption, that are not designated as hedges for accounting purposes, for which realized and unrealized gains and losses are included in earnings. The timing and amount of such gains or losses cannot always be estimated and are subject to fluctuation.

2016 — During the year ended December 31, 2016, we recognized net other expenses of $1.7 million, which was primarily comprised of unrealized foreign currency transaction losses related to our international investments of $9.4 million, partially offset by gains recognized on derivatives of $7.6 million.

2015 — During the year ended December 31, 2015, we recognized net other income of $1.9 million, which was primarily comprised of gains recognized on derivatives of $8.0 million and interest income received on our cash balances held with financial institutions of $1.3 million, partially offset by realized and unrealized foreign currency transaction losses related to our international investments of $6.6 million and other losses of $0.7 million primarily related to the write-off of a purchase option which expired in July 2015.

2014 — During the year ended December 31, 2014, we recognized net other expenses of $1.9 million, which was primarily comprised of realized and unrealized foreign currency transaction losses related to our international investments of $7.4 million, partially offset by gains recognized on derivatives of $3.0 million and interest income of $2.4 million.

Provision for Income Taxes

Our provision for income taxes is primarily related to our international properties.

2016 — During the year ended December 31, 2016, we recorded a provision for income taxes of $8.5 million, comprised of deferred income taxes of $4.7 million and current income taxes of $3.8 million.

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

CPA®:17 – Global 2016 10-K – 52

Gain on Sale of Real Estate, Net of Tax

Gain on sale of real estate, net of tax consists of gain on the sale of properties that were sold.

2016 — During the year ended December 31, 2016, we recognized a gain on sale of real estate, net of tax of $132.9 million as a result of the sale of 34 self-storage properties (Note 14).

2015 — During the year ended December 31, 2015, we recognized a deferred gain on sale of real estate, net of tax of $2.2 million as a result of the partial sale related to I Shops LLC, or the I Shops Partial Sale, which occurred in 2014 (Note 14).

2014 — During the year ended December 31, 2014, we recognized a $12.4 million gain on sale of real estate, net of tax as a result of the I Shops Partial Sale. In addition, we recognized a $0.8 million gain on sale of real estate, net of tax as a result of granting an easement at one of our properties (Note 14).

Net Income Attributable to Noncontrolling Interests

2016 vs. 2015 — For the year ended December 31, 2016 as compared to 2015, net income attributable to noncontrolling interests decreased by $1.1 million, primarily due to a decrease of $1.1 million related to income generated from certain of our joint-venture investments, which included a $2.1 million gain of our affiliate’s share of proceeds from a bankruptcy settlement claim with a former tenant received during the second quarter of 2015.

2015 vs. 2014 — For the year ended December 31, 2015 as compared to 2014, net income attributable to noncontrolling interests increased by $7.1 million, primarily due to an increase of $4.2 million in the distribution of available cash of the Operating Partnership, which we refer to as the Available Cash Distribution, paid to our Advisor as a result of our investment activity since December 31, 2014. As discussed in Note 3, our Advisor owns a 0.01% special general partner interest in our Operating Partnership entitling it to up to 10% of the available cash of our Operating Partnership, as defined in the partnership agreement. Additionally, our affiliate’s share of proceeds from a bankruptcy settlement claim with a former tenant received during the second quarter of 2015 was $2.1 million.

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

Sources and Uses of Cash During the Year

We expect to continue to invest in a diversified portfolio of income-producing commercial properties and other real estate-related assets. Our cash flows will fluctuate periodically due to a number of factors, which may include, among other things, the timing of purchases and sales of real estate; the timing of the receipt of the proceeds from, and the repayment of, non-recourse mortgage loans and the receipt of lease revenues; whether our Advisor receives fees in shares of our common stock or cash, which our board of directors must elect, after consultation with our Advisor; the timing and characterization of distributions received from equity investments in real estate; the timing of payments of the Available Cash Distribution to our Advisor; and changes in foreign currency exchange rates. Despite these fluctuations, we believe our investments will generate sufficient cash from operations and from equity distributions in excess of equity income in real estate to meet our normal recurring short-term and long-term liquidity needs. We may also use existing cash resources, the proceeds of non-recourse mortgage loans, sales of assets, unused capacity under our Senior Credit Facility, and the issuance of additional equity securities to meet these needs. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the year are described below.

CPA®:17 – Global 2016 10-K – 53

2016

Operating Activities — Net cash provided by operating activities decreased by $32.5 million during 2016 as compared to 2015, primarily due to an increase in defeasance fees and costs paid in connection with debt repayments of $23.0 million, a $3.4 million increase in acquisition expenses related to our business combinations, a $3.5 million increase in interest expense paid during the year as a result of higher average outstanding debt due to our investing activity in 2016 and 2015, and the effect of having received $6.3 million in 2015 from a bankruptcy settlement claim with a former tenant, partially offset by an increase in operating cash flow generated from investments acquired during 2016 and 2015.

Investing Activities — Our investing activities are generally comprised of real estate-related transactions (purchases and sales), payment of deferred acquisition fees to our Advisor related to asset acquisitions, and capitalized property-related costs. During 2016, we sold 34 self-storage properties for proceeds of $258.3 million, net of selling costs. We funded $203.1 million for real estate investment acquisitions, $13.3 million for build-to-suit projects, and $10.7 million for capital expenditures on owned real estate (Note 4, Note 5). We received $42.7 million as a return of capital from our equity method investments and $12.6 million of loan receivable repayment proceeds, and used $11.0 million to fund capital contributions to our equity investments in real estate. We recovered $23.8 million of value-added taxes in connection with our international acquisitions.

Financing Activities — During 2016, our gross borrowings under our Senior Credit Facility were $225.7 million, including a $50.0 million delayed draw of our Term Loan, and repayments were $289.6 million. We received $267.0 million in proceeds from non-recourse mortgage financings related to new and existing investments (Note 10). We paid distributions to our stockholders for the fourth quarter of 2015 and the first, second, and third quarters of 2016 totaling $221.0 million, which consisted of $117.4 million of cash distributions and $103.6 million of distributions that were reinvested by stockholders in shares of our common stock through our DRIP. We also made scheduled and unscheduled mortgage principal installments totaling $177.5 million, paid $50.0 million for the repurchase of shares pursuant to our redemption plan as described below, and paid distributions of $38.2 million to affiliates that hold noncontrolling interests in various investments jointly owned with us.

2015

Operating Activities — Net cash provided by operating activities increased by $33.8 million during 2015 as compared to 2014, primarily reflecting the increase in operating cash flows from investments acquired during 2015 and 2014.

Investing Activities — During 2015, we used $301.4 million to acquire six investments and invest in capital expenditures for owned real estate and $24.3 million to fund construction costs on build-to-suit projects (Note 4, Note 5). We used $42.6 million to fund two loans receivable and received $40.0 million from the repayment of a loan receivable from a third party (Note 5). We contributed $39.0 million to jointly owned investments, including $9.1 million to acquire a follow-on equity interest in an existing investment (Note 6). We received $35.0 million as a return of capital from our equity investments in real estate. We paid value added taxes totaling $37.5 million in connection with several international investments and recovered $15.2 million of value added taxes during 2015, including amounts paid in prior years. Payments of deferred acquisition fees to our Advisor totaled $6.4 million (Note 3).

Financing Activities — During 2015, we paid distributions to our stockholders for the fourth quarter of 2014 and the first, second, and third quarters of 2015 totaling $215.9 million, which consisted of $112.2 million of cash distributions and $103.7 million of distributions that were reinvested by stockholders in our shares through our DRIP. Our gross borrowings under our Senior Credit Facility were $235.4 million and repayments were $120.4 million. We received $170.2 million in proceeds from mortgage financings related to new and existing investments (Note 10). We made scheduled and unscheduled mortgage principal installments totaling $121.3 million, and received contributions totaling $15.9 million from an affiliate that holds noncontrolling interests in various entities with us to pay off mortgage loans (Note 10). We obtained a $25.0 million loan from WPC, which we repaid in full during the third quarter of 2015 (Note 3). We also paid distributions of $35.7 million to affiliates that hold noncontrolling interests in various investments jointly owned with us. As described further below, we also paid $37.1 million to repurchase shares of our common stock pursuant to our quarterly redemption program.

Distributions

Our objectives are to generate sufficient cash flow over time to provide stockholders with distributions and to seek investments with potential for capital appreciation throughout varying economic cycles. During 2016, we declared distributions to our stockholders totaling $222.0 million, which consisted of $118.7 million of cash distributions and $103.3 million of distributions reinvested by stockholders in our shares through our DRIP. We funded 95% of these distributions from Net cash provided by operating activities, with the remainder funded from other investing and financing cash flows. Since inception, we have funded

CPA®:17 – Global 2016 10-K – 54

98% of our cumulative distributions from Net cash provided by operating activities, with the remaining 2%, or $25.3 million, being funded primarily from proceeds of our public offerings and, to a lesser extent, other sources. Cash flow from operations is first applied to current period distributions, then to any deficit from prior period cumulative negative cash flow, and finally to future period distributions. As we have fully invested the proceeds of our offerings, we expect that in the future, if distributions cannot be fully sourced from net cash provided by operating activities, they may be sourced from the proceeds of financings or sales of assets. In determining our distribution policy during the periods in which we are investing capital, we place primary emphasis on projections of cash flow from operations, together with cash distributions from our unconsolidated investments, rather than on historical results of operations (though these and other factors may be a part of our consideration). Thus, in setting a distribution rate, we focus primarily on expected returns from those investments we have already made, as well as our anticipated rate of return from future investments, to assess the sustainability of a particular distribution rate over time.

Redemptions

We maintain a quarterly redemption program pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from stockholders seeking liquidity. During the years ended December 31, 2016 and 2015, we received 1,267 and 1,146 requests to redeem 5,229,975 and 4,048,280 shares, respectively, of our common stock pursuant to our redemption plan, all of which were redeemed as of the date of this Report. The weighted-average price per share at which the shares were redeemed was $9.56 and $9.16, respectively, which is net of redemptions fees, totaling $50.0 million and $37.1 million, respectively.

Summary of Financing

The table below summarizes our non-recourse debt and Senior Credit Facility (dollars in thousands):

	December 31,
	2016	2015 (a)
Carrying Value
Fixed rate	$1,236,058	$1,301,875
Variable rate:
Senior Credit Facility - Term Loan	49,751	—
Senior Credit Facility - Revolver	—	112,834
Non-recourse debt:
Floating interest rate mortgage loans	493,901	167,825
Amount subject to interest rate swaps and caps	292,291	412,074
	835,943	692,733
	$2,072,001	$1,994,608
Percent of Total Debt
Fixed rate	60%	65%
Variable rate	40%	35%
	100%	100%
Weighted-Average Interest Rate at End of Year
Fixed rate	4.9%	5.1%
Variable rate (b)	2.9%	3.6%
__________

(a)
In accordance with ASU 2015-03, we reclassified deferred financing costs from Other assets, net to Non-recourse debt, net and the Term Loan included in Senior Credit Facility, net as of December 31, 2015 (Note 2).

(b)	The impact of our derivative instruments is reflected in the weighted-average interest rates.

CPA®:17 – Global 2016 10-K – 55

Cash Resources

At December 31, 2016, our cash resources consisted primarily of cash and cash equivalents totaling $273.6 million. Of this amount, $30.3 million, at then-current exchange rates, was held in foreign subsidiaries, but we could be subject to restrictions or significant costs should we decide to repatriate these amounts. As of the date of this Report, we also had unused capacity of $166.2 million on our Senior Credit Facility. Our cash resources may be used for future investments and can be used for working capital needs, other commitments, and distributions to our stockholders.

Cash Requirements

During the next 12 months, we expect that our cash requirements will include payments to acquire new investments; funding capital commitments, such as build-to-suit projects and ADC Arrangements; paying distributions to our stockholders and to our affiliates that hold noncontrolling interests in entities we control; making share repurchases pursuant to our redemption plan; making scheduled debt service payments and repayments of borrowings under our Revolver (Note 10); as well as other normal recurring operating expenses. Balloon payments totaling $387.9 million and $88.8 million on our consolidated and unconsolidated non-recourse mortgage loan obligations, respectively, are also due during the next 12 months. Our Advisor is actively seeking to refinance certain of these loans, although there can be no assurance that it will be able to do so on favorable terms, or at all. Capital and other lease commitments totaling $11.5 million are expected to be funded during the next 12 months. We expect to fund future investments, capital commitments, any capital expenditures on existing properties, scheduled and unscheduled debt payments on our mortgage loans, and repayments of borrowings under our Revolver through the use of our cash reserves; cash generated from operations; and proceeds from repayments of loans receivable, financings, and asset sales. On February 1, 2017, we refinanced a non-recourse mortgage loan of $92.4 million, which was scheduled to mature on February 1, 2017, with a new loan of $105.0 million that has an interest rate of LIBOR plus 1.8% and is scheduled to mature in February 2020 (Note 17).

On February 28, 2017, we repaid two non-recourse mortgage loans totaling $42.9 million, both of which were scheduled to mature in the first quarter of 2017 (amount is based on the exchange rate of the euro as of the date of repayment) (Note 17).

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements, and other contractual obligations (primarily our capital commitments and lease obligations) at December 31, 2016 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Non-recourse debt — principal (a)	$2,037,745	$425,253	$161,080	$665,889	$785,523
Senior Credit Facility – Term Loan — principal (b)	50,000	—	50,000	—	—
Deferred acquisition fees — principal	7,346	3,885	3,461	—	—
Interest on borrowings and deferred acquisition fees	351,498	79,061	125,498	95,061	51,878
Operating and other lease commitments (c)	73,974	2,858	5,886	4,156	61,074
Asset retirement obligations, net (d)	17,749	—	—	—	17,749
Capital commitments (e)	9,531	8,665	866	—	—
	$2,547,843	$519,722	$346,791	$765,106	$916,224
__________

(a)
Excludes deferred financing costs totaling $9.3 million and unamortized discount, net of $6.2 million, which were included in Non-recourse debt at December 31, 2016. On February 1, 2017, we refinanced a non-recourse mortgage loan of $92.4 million, which was scheduled to mature on February 1, 2017, with a new loan of $105.0 million that has an interest rate of LIBOR plus 1.8% and is scheduled to mature in February 2020. On February 28, 2017, we repaid two non-recourse mortgage loans totaling $42.9 million, which were both scheduled to mature in the first quarter of 2017 (amount is based on the exchange rate of the euro as of the date of repayment).

(b)
Excludes deferred financing costs totaling $0.2 million and unamortized discount of less than $0.1 million on our Senior Credit Facility, which is scheduled to mature on August 26, 2018, unless extended pursuant to its terms.

CPA®:17 – Global 2016 10-K – 56

(c)
Operating commitments consist of rental obligations under ground leases. Other lease commitments consist of our estimated share of future rents payable for the purpose of leasing office space pursuant to the advisory agreement. Amounts are estimated based on current allocation percentages among WPC and the other Managed Programs as of December 31, 2016 (Note 3).

(d)
Represents the estimated amount of future obligations for the removal of asbestos and environmental waste in connection with several of our investments, payable upon the retirement or sale of the assets.

(e)	Capital commitments include construction commitments related to build-to-suit projects placed into service of $8.7 million (Note 4) and $0.9 million related to unfunded tenant improvements.

Amounts in the table above that relate to our foreign operations are based on the exchange rate of the local currencies at December 31, 2016, which consisted primarily of the euro. At December 31, 2016, we had no material capital lease obligations for which we were the lessee, either individually or in the aggregate.

Equity Method Investments

We have interests in unconsolidated investments that own single-tenant properties net leased to companies. Generally, the underlying investments are jointly owned with our affiliates (Note 6). At December 31, 2016, on a combined basis, these investments had total assets of approximately $4.1 billion and third-party non-recourse mortgage debt of $2.6 billion. At that date, our pro rata share of the aggregate debt for these investments was $459.6 million. Cash requirements with respect to our share of these debt obligations are discussed above under Cash Requirements. In January 2017, our jointly owned Hellweg 2 equity investment repaid non-recourse mortgage loans with an aggregate principal balance of approximately $243.8 million, of which our interest was $89.0 million (Note 17).

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

Critical Accounting Estimates

Our significant accounting policies are described in Note 2. Many of these accounting policies require judgment and the use of estimates and assumptions when applying these policies in the preparation of our consolidated financial statements. On a quarterly basis, we evaluate these estimates and judgments based on historical experience as well as other factors that we believe to be reasonable under the circumstances. These estimates are subject to change in the future if underlying assumptions or factors change. Certain accounting policies, while significant, may not require the use of estimates. Those accounting policies that require significant estimation and/or judgment are described under Critical Accounting Policies and Estimates in Note 2. The recent accounting change that may potentially impact our business is described under Recent Accounting Pronouncements in Note 2.

CPA®:17 – Global 2016 10-K – 57

Supplemental Financial Measures

In the real estate industry, analysts and investors employ certain non-GAAP supplemental financial measures in order to facilitate meaningful comparisons between periods and among peer companies. Additionally, in the formulation of our goals and in the evaluation of the effectiveness of our strategies, we use FFO, MFFO, and Adjusted MFFO, which are non-GAAP measures. We believe that these measures are useful to investors to consider because they may assist them to better understand and measure the performance of our business over time and against similar companies. A description of FFO, MFFO, and Adjusted MFFO and reconciliations of these non-GAAP measures to the most directly comparable GAAP measures are provided below.

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

We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004. The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property, impairment charges on real estate, and depreciation and amortization from real estate assets; and after adjustments for unconsolidated partnerships and jointly owned investments. Adjustments for unconsolidated partnerships and jointly owned investments are calculated to reflect FFO. Our FFO calculation complies with NAREIT’s policy described above. However, NAREIT’s definition of FFO does not distinguish between the conventional method of equity accounting and the hypothetical liquidation at book value method of accounting for unconsolidated partnerships and jointly owned investments.

CPA®:17 – Global 2016 10-K – 58

The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances and/or is requested or required by lessees for operational purposes in order to maintain the value disclosed. We believe that, since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment, and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative. Historical accounting for real estate involves the use of GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP. Nevertheless, we believe that the use of FFO, which excludes the impact of real estate-related depreciation and amortization, as well as impairment charges of real estate-related assets, provides a more complete understanding of our performance to investors and to management; and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. In particular, we believe it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions, which can change over time. An asset will only be evaluated for impairment if certain impairment indicators exist. Then a two-step process is performed, of which first is to determine whether an asset is impaired by comparing the carrying value, or book value, to the total estimated undiscounted future cash flows (including net rental and lease revenues, net proceeds on the sale of the property, and any other ancillary cash flows at a property or group level under GAAP) from such asset, then measure the impairment loss as the excess of the carrying value over its estimated fair value. It should be noted, however, that determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property (including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows) are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of FFO described above due to the fact that impairments are based on estimated future undiscounted cash flows, it could be difficult to recover any impairment charges. However, FFO, MFFO, and Adjusted MFFO, as described below, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating the operating performance of the company. The method utilized to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP measures FFO, MFFO, and Adjusted MFFO and the adjustments to GAAP in calculating FFO, MFFO, and Adjusted MFFO.

Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) were put into effect in 2009. These changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, such as acquisition fees that are typically accounted for as operating expenses. Management believes these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-traded REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. While other start-up entities may also experience significant acquisition activity during their initial years, we believe that non-traded REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after acquisition activity ceases. We currently intend to begin the process of achieving a liquidity event (i.e., listing of our common stock on a national exchange, a merger or sale of our assets, or another similar transaction) within eight to 12 years following the investment of substantially all of the net proceeds from our initial public offering, which occurred in April 2011. Due to the above factors and other unique features of publicly registered, non-traded REITs, the Investment Program Association, an industry trade group, has standardized a measure known as MFFO, which the Investment Program Association has recommended as a supplemental measure for publicly registered non-traded REITs and which we believe to be another appropriate non-GAAP measure to reflect the operating performance of a non-traded REIT having the characteristics described above. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO, and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring properties and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance now that our offering has been completed and once essentially all of our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-traded REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance, with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. MFFO should only be used to assess the sustainability of a company’s

CPA®:17 – Global 2016 10-K – 59

operating performance after a company’s offering has been completed and properties have been acquired, as it excludes acquisition costs that have a negative effect on a company’s operating performance during the periods in which properties are acquired.

We define MFFO consistent with the Investment Program Association’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations, or the Practice Guideline, issued by the Investment Program Association in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items, included in the determination of GAAP net income, as applicable: acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above- and below-market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; nonrecurring impairments of real estate-related investments (i.e., infrequent or unusual, not reasonably likely to recur in the ordinary course of business); mark-to-market adjustments included in net income; nonrecurring gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives, or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and jointly owned investments, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, unrealized gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses that are unrealized and may not ultimately be realized.

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

Our management uses MFFO and the adjustments used to calculate it in order to evaluate our performance against other non-traded REITs, which have limited lives with short and defined acquisition periods and targeted exit strategies shortly thereafter. As noted above, MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate in this manner. We believe that MFFO and the adjustments used to calculate it allow us to present our performance in a manner that takes into account certain characteristics unique to non-traded REITs, such as their limited life, defined acquisition period, and targeted exit strategy, and is therefore a useful measure for investors. For example, acquisition costs are generally funded from the proceeds of our offering and other financing sources and not from operations. By excluding expensed acquisition costs, the use of MFFO provides information consistent with management’s analysis of the operating performance of the properties. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such changes that may reflect anticipated and unrealized gains or losses, we believe MFFO provides useful supplemental information.

In addition, our management uses Adjusted MFFO as another measure of sustainable operating performance. Adjusted MFFO adjusts MFFO for deferred income tax expenses and benefits, which are non-cash items that may cause short-term fluctuations in net income but have no impact on current period cash flows. Additionally, we adjust MFFO to reflect the realized gains/losses on the settlement of foreign currency derivatives to arrive at Adjusted MFFO. Foreign currency derivatives are a fundamental part of our operations in that they help us manage the foreign currency exposure we have associated with cash flows from our international investments

Presentation of this information is intended to provide useful information to investors as they compare the operating performance of different REITs, although it should be noted that not all REITs calculate FFO, MFFO, and Adjusted MFFO the same way, so comparisons with other REITs may not be meaningful. Furthermore, FFO, MFFO, and Adjusted MFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income as

CPA®:17 – Global 2016 10-K – 60

an indication of our performance, as an alternative to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders. FFO, MFFO, and Adjusted MFFO should be reviewed in conjunction with other GAAP measurements as an indication of our performance.

Neither the SEC, NAREIT, nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO, MFFO, and Adjusted MFFO. In the future, the SEC, NAREIT, or another regulatory body may decide to standardize the allowable adjustments across the non-traded REIT industry and we would have to adjust our calculation and characterization of FFO, MFFO, or Adjusted MFFO accordingly.

FFO, MFFO, and Adjusted MFFO were as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Net income attributable to CPA®:17 – Global	$190,345	$84,205	$74,151
Adjustments:
Gain on sale of real estate (a)	(132,858)	(2,197)	(4,251)
Depreciation and amortization of real property	122,391	106,502	99,210
Impairment charges on real estate	29,183	—	—
Proportionate share of adjustments to equity in net income of partially owned entities to arrive at FFO	37,067	36,813	27,422
Proportionate share of adjustments for noncontrolling interests to arrive at FFO	(571)	(563)	(649)
Total adjustments	55,212	140,555	121,732
FFO attributable to CPA®:17 – Global — as defined by NAREIT	245,557	224,760	195,883
Adjustments:
Gain on change in control of interests (b)	(49,922)	—	—
Loss on extinguishment of debt (c)	24,376	275	263
Straight-line and other rent adjustments (d)	(18,182)	(20,365)	(19,041)
Above- and below-market rent intangible lease amortization, net (e)	(14,160)	(3,632)	(404)
Acquisition expenses (f)	7,157	651	7,877
Unrealized losses on foreign currency, derivatives, and other	7,028	5,079	2,045
Realized (gains) losses on foreign currency, derivatives and other	(5,695)	(5,868)	2,709
Amortization of premiums (accretion of discounts) on debt investments, net	2,206	637	(824)
Impairment charges (g)	523	1,023	570
Proportionate share of adjustments to equity in net income of partially owned entities to arrive at MFFO (h) (i)	25,755	(3,100)	5,324
Proportionate share of adjustments for noncontrolling interests to arrive at MFFO	367	423	234
Total adjustments	(20,547)	(24,877)	(1,247)
MFFO attributable to CPA®:17 – Global	225,010	199,883	194,636
Adjustments:
Hedging gains	7,219	8,751	612
Deferred taxes	2,312	2,311	7,589
Total adjustments	9,531	11,062	8,201
Adjusted MFFO attributable to CPA®:17 – Global	$234,541	$210,945	$202,837
__________

(a)	During the year ended December 31, 2016, we recognized a gain on sale of real estate, net of tax of $132.9 million as a result of the sale of 34 self-storage properties (Note 14).

(b)
Gain on change in control of interests for the year ended December 31, 2016 represents gain recognized on our acquisition of a 15% controlling interest in five self-storage properties, which we had previously accounted for as an equity method investment (Note 6).

CPA®:17 – Global 2016 10-K – 61

(c)
During the year ended December 31, 2016, this amount primarily relates to the seven non-recourse mortgage loans that were defeased with outstanding principal balances totaling $121.9 million, net of discounts, and recognized losses on extinguishment of debt totaling $23.6 million (Note 10).

(d)
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

(f)
In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-traded REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO and Adjusted MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our Advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income, a performance measure under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to stockholders, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property.

(g)
Impairment charges were incurred on our CMBS portfolio and are considered non-real estate impairments. As such, these impairment charges were not included as an add-back adjustment in our computation of FFO, as defined by NAREIT, but are included as an adjustment in arriving at MFFO and Adjusted MFFO because these charges are not directly related or attributable to our operations.

(h)	During the year ended December 31, 2016, the investee of one of our equity investments incurred a $22.8 million impairment charge to reduce goodwill at the investee level to its fair value (Note 8).

(i)
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

CPA®:17 – Global 2016 10-K – 62

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

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we have historically attempted to obtain non-recourse mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our joint investment partners have obtained, and may in the future obtain, variable-rate non-recourse mortgage loans, and, as a result, we have entered into, swaptions, and may continue to enter into, interest rate swap agreements or interest rate cap agreements with lenders. Interest rate swap agreements effectively convert the variable-rate debt service obligations of a loan to a fixed rate, while interest rate cap agreements limit the underlying interest rate from exceeding a specified strike rate. Interest rate swaps are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flows over a specific period, and interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments that, where applicable, are designated as cash flow hedges on the forecasted interest payments on the debt obligation. The face amount on which the swaps or caps are based is not exchanged. A swaption is an option that gives us the right, but not the obligation, to enter into an interest rate swap under which we would pay a fixed-rate and receive a variable-rate. At the option’s expiration, we may also elect to cash settle the option if such option is “in-the-money” or allow the option to expire at no additional cost to us. Our objective in using these derivatives is to limit our exposure to interest rate movements. At December 31, 2016, we estimated that the total fair value of our interest rate swaps, caps, and swaption, which are included in Other assets, net and Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was in a net liability position of $5.8 million (Note 9).

At December 31, 2016, our outstanding debt either bore interest at fixed rates, bore interest at floating rates, was swapped or capped to a fixed rate, or bore interest at fixed rates that were scheduled to convert to then-prevailing market fixed rates at certain future points during their term. The annual interest rates on our fixed-rate debt at December 31, 2016 ranged from 1.9% to 10.9%. The contractual annual interest rates on our variable-rate debt at December 31, 2016 ranged from 1.3% to 6.0%. Our debt obligations are more fully described in Note 10 and Liquidity and Capital Resources – Summary of Financing in Item 7 above. The following table presents principal cash outflows based upon expected maturity dates of our debt obligations outstanding at December 31, 2016 (in thousands):

	2017	2018	2019	2020	2021	Thereafter	Total	Fair value
Fixed-rate debt (a)	$246,697	$57,417	$28,217	$117,245	$213,699	$579,631	$1,242,906	$1,259,880
Variable-rate debt (a) (b)	$178,555	$82,646	$42,800	$117,613	$217,332	$205,893	$844,839	$843,472
__________

(a)	Amounts are based on the exchange rate at December 31, 2016, as applicable.

(b)	Includes $50.0 million outstanding term loan under our Senior Credit Facility, which is scheduled to mature on August 26, 2018, unless extended pursuant to its terms.

CPA®:17 – Global 2016 10-K – 63

At December 31, 2016, the estimated fair value of our fixed-rate debt and variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps, is affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at December 31, 2016 by an aggregate increase of $53.1 million or an aggregate decrease of $75.5 million, respectively. Annual interest expense on our unhedged variable-rate debt at December 31, 2016 would increase or decrease by $5.4 million for each respective 1% change in annual interest rates.

As more fully described under Liquidity and Capital Resources – Summary of Financing in Item 7 above, a portion of our variable-rate debt in the table above bore interest at fixed rates at December 31, 2016, but has interest rate reset features that will change the fixed interest rates to then-prevailing market fixed rates at certain points during their term. This debt is generally not subject to short-term fluctuations in interest rates.

Foreign Currency Exchange Rate Risk

We own international investments, primarily in Europe and Asia, and as a result, are subject to risk from the effects of exchange rate movements in various foreign currencies, primarily the euro and, to a lesser extent, the British pound sterling, the Japanese yen, and the Norwegian krone, which may affect future costs and cash flows. Although all of our foreign investments through the fourth quarter of 2016 were conducted in these currencies, we may conduct business in other currencies in the future. We manage foreign currency exchange rate movements by generally placing both our debt service obligation to the lender and the tenant’s rental obligation to us in the same currency. This reduces our overall exposure to the actual equity that we have invested and the equity portion of our cash flow. In addition, we may use currency hedging to further reduce the exposure to our equity cash flow. We are generally a net receiver of these currencies (we receive more cash than we pay out), therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar, relative to the foreign currency.

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

The Brexit referendum adversely impacted global markets, including certain currencies, and resulted in a sharp decline in the value of the British pound sterling and, to a lesser extent, the euro, as compared to the U.S. dollar. In addition, in October 2016, the Prime Minister of the United Kingdom announced that the formal withdrawal process would be triggered in the first quarter of 2017. As a result, the end-of-period rate for the U.S. dollar in relation to the British pound sterling at December 31, 2016 decreased by 5.0% to $1.2312 from $1.2962 at September 30, 2016. Volatility in exchange rates is expected to continue as the United Kingdom negotiates its potential exit from the European Union. As of December 31, 2016, 1% and 38% of our total pro rata ABR was from the United Kingdom and other European Union countries, respectively.

Any impact from Brexit on us will depend, in part, on the outcome of the related tariff, trade, regulatory, and other negotiations. Although it is unknown what the result of those negotiations will be, it is possible that new terms may adversely affect our operations and financial results.

Scheduled future minimum rents, exclusive of renewals, under non-cancelable operating leases, for our consolidated foreign operations as of December 31, 2016, during each of the next five calendar years and thereafter, are as follows (in thousands):

Lease Revenues (a)	2017	2018	2019	2020	2021	Thereafter	Total
Euro (b)	$104,625	$104,777	$104,932	$105,361	$104,574	$766,649	$1,290,918
British pound sterling (c)	4,773	4,773	4,773	4,786	4,773	42,862	66,740
Japanese yen (d)	2,697	2,697	2,697	2,697	2,697	673	14,158
	$112,095	$112,247	$112,402	$112,844	$112,044	$810,184	$1,371,816

CPA®:17 – Global 2016 10-K – 64

Scheduled debt service payments (principal and interest) for mortgage notes payable for our consolidated foreign operations as of December 31, 2016, during each of the next five calendar years and thereafter, are as follows (in thousands):

Debt Service (a) (e)	2017	2018	2019	2020	2021	Thereafter	Total
Euro (b)	$147,660	$27,092	$24,203	$93,646	$143,824	$219,555	$655,980
British pound sterling (c)	1,585	1,554	11,498	355	16,019	—	31,011
Japanese yen (d)	22,697	—	—	—	—	—	22,697
	$171,942	$28,646	$35,701	$94,001	$159,843	$219,555	$709,688
__________

(a)
Amounts are based on the applicable exchange rates at December 31, 2016. Contractual rents and debt obligations are denominated in the functional currency of the country of each property. Our foreign operations denominated in the Norwegian krone are related to an unconsolidated jointly owned investment and is excluded from the amounts in the tables.

(b)
We estimate that, for a 1% increase or decrease in the exchange rate between the euro and the U.S. dollar, there would be a corresponding change in the projected estimated property-level cash flow at December 31, 2016 of $6.3 million.

(c)
We estimate that, for a 1% increase or decrease in the exchange rate between the British pound sterling and the U.S. dollar, there would be a corresponding change in the projected estimated property-level cash flow at December 31, 2016 of $0.4 million.

(d)
We estimate that, for a 1% increase or decrease in the exchange rate between the Japanese yen and the U.S. dollar, there would be a corresponding change in the projected estimated property-level cash flow at December 31, 2016 of less than $0.1 million.

(e)	Interest on unhedged variable-rate debt obligations was calculated using the applicable annual interest rates and balances outstanding at December 31, 2016.

As a result of scheduled balloon payments on certain of our international non-recourse mortgage loans, projected debt service obligations exceed projected lease revenues in 2017. In 2017, balloon payments totaling $137.7 million are due on nine non-recourse mortgage loans that are collateralized by properties that we own with affiliates. We currently anticipate that, by their respective due dates, we will have refinanced or repaid certain of these loans, but there can be no assurance that we will be able to do so on favorable terms, if at all. On February 28, 2017, we repaid two international non-recourse mortgage loans totaling $42.9 million, which were both scheduled to mature in the first quarter of 2017 (amount is based on the exchange rate of the euro as of the date of repayment) (Note 17).

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

For the year ended December 31, 2016, our consolidated portfolio had the following significant characteristics in excess of 10%, based on the percentage of our consolidated total revenues:

•	74% related to domestic properties, which included a concentration in Texas of 15%; and

•	26% related to international properties.

At December 31, 2016, our consolidated net-leased portfolio, which excludes investments within our Self Storage segment as well as in our All Other category, had the following significant property and lease characteristics in excess of 10% in certain areas, based on the percentage of our consolidated ABR as of that date:

•	66% related to domestic properties;

•	34% related to international properties;

•	31% related to office facilities, 25% related to warehouse facilities, 23% related to retail facilities, and 16% related to industrial facilities; and

•	27% related to the retail stores industry and 11% related to the business services industry.

CPA®:17 – Global 2016 10-K – 65

Item 8. Financial Statements and Supplementary Data.

Financial statement schedules other than those listed above are omitted because the required information is given in the financial statements, including the notes thereto, or because the conditions requiring their filing do not exist.

CPA®:17 – Global 2016 10-K – 66

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Corporate Property Associates 17 – Global Incorporated:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and comprehensive income, of equity and of cash flows, listed in the table of contents appearing under Item 8 present fairly, in all material respects, the financial position of Corporate Property Associates 17 – Global Incorporated and its subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 8 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
New York, New York
March 9, 2017

CPA®:17 – Global 2016 10-K – 67

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2016	2015
Assets
Investments in real estate:
Real estate, at cost	$2,745,424	$2,658,877
Operating real estate, at cost	258,971	275,521
Accumulated depreciation	(299,533)	(256,175)
Net investments in properties	2,704,862	2,678,223
Real estate under construction	—	1,068
Assets held for sale	14,850	—
Net investments in direct financing leases	508,392	495,564
Net investments in real estate	3,228,104	3,174,855
Equity investments in real estate	451,105	514,147
Cash and cash equivalents	273,635	152,889
In-place lease and tenant relationship intangible assets, net	438,551	445,223
Other intangible assets, net	79,115	80,049
Other assets, net	228,413	246,027
Total assets	$4,698,923	$4,613,190
Liabilities and Equity
Liabilities:
Non-recourse debt, net	$2,022,250	$1,881,774
Senior Credit Facility, net	49,751	112,834
Accounts payable, accrued expenses and other liabilities	128,911	133,948
Below-market rent and other intangible liabilities, net	82,799	96,701
Deferred income taxes	32,655	24,929
Due to affiliates	11,723	13,634
Distributions payable	55,830	54,775
Total liabilities	2,383,919	2,318,595
Commitments and contingencies (Note 11)
Equity:
CPA®:17 – Global stockholders’ equity:
Preferred stock, $0.001 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 900,000,000 shares authorized; and 343,575,840 and 337,065,419 shares, respectively, issued and outstanding	343	337
Additional paid-in capital	3,106,456	3,037,727
Distributions in excess of accumulated earnings	(732,613)	(700,912)
Accumulated other comprehensive loss	(156,676)	(139,805)
Total CPA®:17 – Global stockholders’ equity	2,217,510	2,197,347
Noncontrolling interests	97,494	97,248
Total equity	2,315,004	2,294,595
Total liabilities and equity	$4,698,923	$4,613,190

See Notes to Consolidated Financial Statements.

CPA®:17 – Global 2016 10-K – 68

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2016	2015	2014
Revenues
Lease revenues:
Rental income	$298,775	$271,523	$254,658
Interest income from direct financing leases	58,066	55,669	54,517
Total lease revenues	356,841	327,192	309,175
Other real estate income	46,623	49,562	53,107
Other operating income	30,224	36,591	28,536
Other interest income	6,674	13,602	5,888
	440,362	426,947	396,706
Operating Expenses
Depreciation and amortization	122,259	106,732	102,167
Property expenses	70,728	72,514	66,402
Impairment charges	29,706	1,023	570
Other real estate expenses	17,642	19,595	24,665
General and administrative	16,310	18,377	22,253
Acquisition expenses	7,157	651	5,169
	263,802	218,892	221,226
Other Income and Expenses
Interest expense	(98,813)	(93,551)	(93,001)
Gain on change in control of interests	49,922	—	—
Loss on extinguishment of debt	(24,376)	(275)	(263)
Equity in earnings of equity method investments in real estate	3,262	14,667	24,073
Other income and (expenses)	(1,728)	1,912	(1,909)
	(71,733)	(77,247)	(71,100)
Income before income taxes and gain on sale of real estate	104,827	130,808	104,380
Provision for income taxes	(8,477)	(8,885)	(10,725)
Income before gain on sale of real estate, net of tax	96,350	121,923	93,655
Gain on sale of real estate, net of tax	132,858	2,197	13,338
Net Income	229,208	124,120	106,993
Net income attributable to noncontrolling interests (inclusive of Available Cash Distributions to a related party of $24,765, $24,668, and $20,427, respectively)	(38,863)	(39,915)	(32,842)
Net Income Attributable to CPA®:17 – Global	$190,345	$84,205	$74,151
Basic and Diluted Earnings Per Share	$0.56	$0.25	$0.23
Basic and Diluted Weighted-Average Shares Outstanding	342,147,444	334,468,363	324,117,508

See Notes to Consolidated Financial Statements.

CPA®:17 – Global 2016 10-K – 69

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended December 31,
	2016	2015	2014
Net Income	$229,208	$124,120	$106,993
Other Comprehensive Loss
Foreign currency translation adjustments	(18,785)	(81,037)	(93,401)
Change in net unrealized gain on derivative instruments	1,349	20,889	24,439
Change in unrealized gain on marketable securities	29	29	285
	(17,407)	(60,119)	(68,677)
Comprehensive Income	211,801	64,001	38,316

Amounts Attributable to Noncontrolling Interests
Net income	(38,863)	(39,915)	(32,842)
Foreign currency translation adjustments	536	1,321	1,523
Change in net unrealized gain on derivative instruments	—	—	(411)
Comprehensive income attributable to noncontrolling interests	(38,327)	(38,594)	(31,730)
Comprehensive Income Attributable to CPA®:17 – Global	$173,474	$25,407	$6,586

See Notes to Consolidated Financial Statements.

CPA®:17 – Global 2016 10-K – 70

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY
Years Ended December 31, 2016, 2015, and 2014
(in thousands, except share and per share amounts)

	CPA®:17 – Global
	Total Outstanding Shares	Common Stock	Additional Paid-In Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Loss	Total CPA®:17 – Global Stockholders	Noncontrolling Interests	Total
Balance at January 1, 2016	337,065,419	$337	$3,037,727	$(700,912)	$(139,805)	$2,197,347	$97,248	$2,294,595
Shares issued, net of offering costs	10,255,011	10	103,608			103,618		103,618
Shares issued to directors	9,766	—	100			100		100
Shares issued to affiliates	1,469,025	1	14,975			14,976		14,976
Contributions from noncontrolling interests						—	147	147
Distributions declared ($0.6500 per share)				(222,046)		(222,046)		(222,046)
Distributions to noncontrolling interests						—	(38,228)	(38,228)
Net income				190,345		190,345	38,863	229,208
Other comprehensive loss:
Foreign currency translation adjustments					(18,249)	(18,249)	(536)	(18,785)
Change in net unrealized gain on derivative instruments					1,349	1,349		1,349
Change in unrealized gain on marketable securities					29	29		29
Repurchase of shares	(5,223,381)	(5)	(49,954)			(49,959)		(49,959)
Balance at December 31, 2016	343,575,840	$343	$3,106,456	$(732,613)	$(156,676)	$2,217,510	$97,494	$2,315,004

Balance at January 1, 2015	328,480,839	$328	$2,955,440	$(567,806)	$(81,007)	$2,306,955	$78,442	$2,385,397
Shares issued, net of offering costs	11,009,104	11	103,646			103,657		103,657
Shares issued to directors	10,288	—	100			100		100
Shares issued to affiliates	1,613,468	2	15,628			15,630		15,630
Contributions from noncontrolling interests						—	15,928	15,928
Distributions declared ($0.6500 per share)				(217,311)		(217,311)		(217,311)
Distributions to noncontrolling interests						—	(35,716)	(35,716)
Net income				84,205		84,205	39,915	124,120
Other comprehensive loss:
Foreign currency translation adjustments					(79,716)	(79,716)	(1,321)	(81,037)
Change in net unrealized gain on derivative instruments					20,889	20,889		20,889
Change in unrealized gain on marketable securities					29	29		29
Repurchase of shares	(4,048,280)	(4)	(37,087)			(37,091)		(37,091)
Balance at December 31, 2015	337,065,419	$337	$3,037,727	$(700,912)	$(139,805)	$2,197,347	$97,248	$2,294,595
(Continued)

CPA®:17 – Global 2016 10-K – 71

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY
(Continued)
Years Ended December 31, 2016, 2015, and 2014
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

See Notes to Consolidated Financial Statements.

CPA®:17 – Global 2016 10-K – 72

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2016	2015	2014
Cash Flows — Operating Activities
Net income	$229,208	$124,120	$106,993
Adjustments to net income:
Gain on sale of real estate	(132,858)	(2,197)	(13,338)
Depreciation and amortization, including intangible assets and deferred financing costs	129,712	112,722	104,894
Gain on change in control of interests	(49,922)	—	—
Straight-line rent adjustment and amortization of rent-related intangibles	(36,080)	(21,420)	(19,101)
Impairment charges	29,706	1,023	570
Non-cash asset management fee expense and directors’ compensation	14,953	14,696	26,387
Equity in losses (earnings) of equity method investments in real estate in excess of distributions received	11,745	2,501	(13,974)
Realized and unrealized loss on foreign currency transactions and other	8,746	7,696	5,408
Deferred income tax expense	4,683	4,150	7,599
Accretion of commercial mortgage-backed securities and other	(1,827)	(3,760)	(554)
Loss on extinguishment of debt	1,136	58	—
Other non-cash adjustments	90	928	—
Settlement of derivative asset	—	2,948	—
Net changes in other operating assets and liabilities	2,077	419	5,171
Net Cash Provided by Operating Activities	211,369	243,884	210,055
Cash Flows — Investing Activities
Proceeds from sale of real estate	258,293	—	68,789
Acquisitions of real estate and direct financing leases	(203,093)	(293,324)	(74,993)
Return of capital from equity investments in real estate	42,744	34,962	83,882
Value added taxes refunded in connection with acquisition of real estate	23,769	15,194	4,852
Funding for build-to-suit projects	(13,312)	(24,258)	(68,901)
Proceeds from repayment of loan receivable	12,600	40,000	—
Capital contributions to equity investments in real estate	(11,048)	(39,015)	(199,470)
Capital expenditures on owned real estate	(10,682)	(8,035)	(4,352)
Value added taxes paid in connection with acquisition of real estate	(5,712)	(37,540)	(5,499)
Payment of deferred acquisition fees to an affiliate	(2,631)	(6,382)	(6,755)
Deposits for investments	2,501	(1,000)	—
Other investing activities, net	2,407	—	—
Changes in investing restricted cash	1,870	6,300	(4,691)
Proceeds from repayment of debenture	610	7,633	—
Funding of loans receivable	—	(42,600)	—
Investment in securities	—	—	(7,789)
Net Cash Provided by (Used in) Investing Activities	98,316	(348,065)	(214,927)
Cash Flows — Financing Activities
Repayments of Senior Credit Facility	(289,558)	(120,400)	—
Proceeds from mortgage financing	266,970	170,233	92,791
Proceeds from Senior Credit Facility	225,693	235,367	—
Distributions paid	(220,991)	(215,914)	(209,054)
Scheduled payments and prepayments of mortgage principal	(177,469)	(121,267)	(51,309)
Proceeds from issuance of shares, net of issuance costs	103,618	103,657	101,983
Repurchase of shares	(49,959)	(37,091)	(25,375)
Distributions to noncontrolling interests	(38,228)	(35,716)	(30,776)
Payment of financing costs and mortgage deposits, net of deposits refunded	(2,284)	(3,408)	(878)
Changes in financing restricted cash	(462)	(1,098)	(3,564)
Contributions from noncontrolling interests	147	15,928	—
Proceeds from notes payable to affiliate	—	25,000	—
Repayment of notes payable to affiliate	—	(25,000)	—
Net Cash Used in Financing Activities	(182,523)	(9,709)	(126,182)
Change in Cash and Cash Equivalents During the Year
Effect of exchange rate changes on cash	(6,416)	(8,940)	(11,335)
Net increase (decrease) in cash and cash equivalents	120,746	(122,830)	(142,389)
Cash and cash equivalents, beginning of year	152,889	275,719	418,108
Cash and cash equivalents, end of year	$273,635	$152,889	$275,719

See Notes to Consolidated Financial Statements.

CPA®:17 – Global 2016 10-K – 73

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

Supplemental Cash Flow Information
(in thousands)

	Years Ended December 31,
	2016	2015	2014
Interest paid, net of amounts capitalized	$93,590	$90,448	$90,477
Interest capitalized	$—	$1,632	$4,852
Income taxes paid	$4,650	$3,399	$4,467

See Notes to Consolidated Financial Statements.

CPA®:17 – Global 2016 10-K – 74

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization

Corporate Property Associates 17 – Global Incorporated, or CPA®:17 – Global, and, together with its consolidated subsidiaries, we, us, or our, is a publicly owned, non-traded real estate investment trust, or REIT, that invests primarily in commercial real estate properties leased to companies both domestically and internationally. We were formed in 2007 and are managed by W. P. Carey Inc., or WPC, through one of its subsidiaries, or collectively our Advisor. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income and the level of our distributions, among other factors. We earn revenue primarily by leasing the properties we own to single corporate tenants, predominantly on a triple-net leased basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation due to the timing of new lease transactions, lease terminations, lease expirations, contractual rent adjustments, tenant defaults, sales of properties, and changes in foreign currency exchange rates.

Substantially all of our assets and liabilities are held by CPA®:17 Limited Partnership, or the Operating Partnership, and at December 31, 2016, we owned 99.99% of general and limited partnership interests in the Operating Partnership. The remaining interest in the Operating Partnership is held by a subsidiary of WPC.

At December 31, 2016, our portfolio was comprised of full or partial ownership interests in 395 fully-occupied properties, substantially all of which were fully-occupied and triple-net leased to 121 tenants, and totaled approximately 43 million square feet (unaudited). In addition, our portfolio was comprised of full or partial ownership interests in 38 operating properties, including 37 self-storage properties and one hotel property, for an aggregate of approximately 3 million square feet (unaudited). As opportunities arise, we may also make other types of commercial real estate-related investments.

We operate in two reportable business segments: Net Lease and Self Storage. Our Net Lease segment includes our domestic and foreign investments in net-leased properties, whether they are accounted for as operating or direct financing leases. Our Self Storage segment is comprised of our investments in self-storage properties. In addition, we have investments in loans receivable, CMBS, one hotel, and other properties, which are included in our All Other category (Note 15).

We raised aggregate gross proceeds of approximately $2.9 billion from our initial public offering, which closed in April 2011, and our follow-on offering, which closed in January 2013. From inception through December 31, 2016, we have also received Distribution Reinvestment Plan, or DRIP, proceeds of $574.0 million.

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

Purchase Price Allocation of Tangible Assets — When we acquire properties with leases classified as operating leases, we allocate the purchase price to the tangible and intangible assets and liabilities acquired based on their estimated fair values. The tangible assets consist of land, buildings, and site improvements. The intangible assets include the above- and below-market value of leases and the in-place leases, which include the value of tenant relationships. Land is typically valued utilizing the sales comparison (or market) approach. Buildings are valued, as if vacant, using the cost and/or income approach. Site improvements are valued using the cost approach. The fair value of real estate is determined (i) primarily by reference to portfolio appraisals, which determines their values on a property level, by applying a discounted cash flow analysis to the estimated net operating income for each property in the portfolio during the remaining anticipated lease term, and (ii) by the estimated residual value, which is based on a hypothetical sale of the property upon expiration of a lease factoring in the re-

CPA®:17 – Global 2016 10-K – 75

Notes to Consolidated Financial Statements

tenanting of such property at estimated current market rental rates, applying a selected capitalization rate, and deducting estimated costs of sale.

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

Purchase Price Allocation of Intangible Assets and Liabilities — We record above- and below-market lease intangible assets and liabilities for acquired properties based on the present value (using a discount rate reflecting the risks associated with the leases acquired including consideration of the credit of the lessee) of the difference between (i) the contractual rents to be paid pursuant to the leases negotiated or in place at the time of acquisition of the properties and (ii) our estimate of fair market lease rates for the property or equivalent property, both of which are measured over the estimated lease term which includes renewal options that have rental rates below estimated market rental rates. We discount the difference between the estimated market rent and contractual rent to a present value using an interest rate reflecting our current assessment of the risk associated with the lease acquired, which includes a consideration of the credit of the lessee. Estimates of market rent are generally determined by us relying in part upon a third-party appraisal obtained in connection with the property acquisition and can include estimates of market rent increase factors, which are generally provided in the appraisal or by local real estate brokers. We measure the fair value of below-market purchase option liabilities we acquire as the excess of the present value of the fair value of the real estate over the present value of the tenant’s exercise price at the option date.

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

CPA®:17 – Global 2016 10-K – 76

Notes to Consolidated Financial Statements

We determine these values using our estimates or by relying in part upon third-party appraisals conducted by independent appraisal firms.

We amortize the above-market lease intangible as a reduction of lease revenue over the remaining contractual lease term. We amortize the below-market lease intangible as an increase to lease revenue over the initial term and any renewal periods in the respective leases. We include the value of above-market leases in Other intangible assets, net in the consolidated financial statements. We include the value of below-market leases in Below-market rent and other intangible liabilities in the consolidated financial statements. We include the amortization of above- and below-market ground lease intangibles in Property expenses in the consolidated financial statements.

The value of any in-place lease is estimated to be equal to the acquirer’s avoidance of costs as a result of having tenants in place, that would be necessary to lease the property for a lease term equal to the remaining primary in-place lease term and the value of investment grade tenancy. The cost avoidance is derived first by determining the in-place lease term on the subject lease. Then, based on our review of the market, the cost to be borne by a property owner to replicate a market lease to the remaining in-place term is estimated. These costs consist of: (i) rent lost during downtime (i.e. assumed periods of vacancy), (ii) estimated expenses that would be incurred by the property owner during periods of vacancy, (iii) rent concessions (i.e. free rent), (iv) leasing commissions, and (v) tenant improvements allowances given to tenants. We determine these values using our estimates or by relying in part upon third-party appraisals. We amortize the value of in-place lease intangibles to expense over the remaining initial term of each lease. The amortization period for intangibles does not exceed the remaining depreciable life of the building.

If a lease is terminated, we charge the unamortized portion of above- and below-market lease values to rental income and in-place lease values to amortization expense.

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

Purchase Price Allocation of Goodwill — In the case of a business combination, after identifying all tangible and intangible assets and liabilities, the excess consideration paid over the fair value of the assets and liabilities acquired and assumed, respectively, represents goodwill. We allocate goodwill to reporting units in which such goodwill arises. In the event we dispose of a property that constitutes a business under U.S. generally accepted accounting principles, or GAAP, from a reporting unit with goodwill, we allocate a portion of the reporting unit’s goodwill to that business in determining the gain or loss on the disposal of the business. The amount of goodwill allocated to the business is based on the relative fair value of the business to the fair value of the reporting unit. As part of purchase accounting, we record any deferred tax assets and/or liabilities resulting from the difference between the tax basis and GAAP basis of the investment in the taxing jurisdiction. Such deferred tax amount will be included in purchase accounting and may impact the amount of goodwill recorded depending on the fair value of all of the other assets and liabilities and the amounts paid.

Impairments

We periodically assess whether there are any indicators that the value of our long-lived real estate and related intangible assets may be impaired or that their carrying value may not be recoverable. These impairment indicators include, but are not limited to, the vacancy of a property that is not subject to a lease, an upcoming lease expiration, a tenant with credit difficulty, the termination of a lease by a tenant, or a likely disposition of the property. We may incur impairment charges on long-lived assets, including real estate-related intangible assets, direct financing leases, assets held for sale, and equity investments in real estate. We may also incur impairment charges on marketable securities and goodwill. Our policies and estimates for evaluating whether these assets are impaired are presented below.

Real Estate — For real estate assets held for investment and related intangible assets in which an impairment indicator is identified, we follow a two-step process to determine whether an asset is impaired and to determine the amount of the charge. First, we compare the carrying value of the property’s asset group to the estimated future net undiscounted cash flow that we expect the property’s asset group will generate, including any estimated proceeds from the eventual sale of the property’s asset group. The undiscounted cash flow analysis requires us to make our best estimate of market rents, residual values, and holding periods. We estimate market rents and residual values using market information from outside sources, such as third-party market research, external appraisals, broker quotes, or recent comparable sales. In cases where the available market information

CPA®:17 – Global 2016 10-K – 77

Notes to Consolidated Financial Statements

is not deemed appropriate, we perform a future net cash flow analysis discounted for inherent risk associated with each asset to determine an estimated fair value.

As our investment objective is to hold properties on a long-term basis, holding periods used in the undiscounted cash flow analysis are generally ten years, but may be less if our intent is to hold a property for less than ten years. Depending on the assumptions made and estimates used, the future cash flow projected in the evaluation of long-lived assets and associated intangible assets can vary within a range of outcomes. We consider the likelihood of possible outcomes in determining our estimate of future cash flows and, if warranted, we apply a probability-weighted method to the different possible scenarios. If the future net undiscounted cash flow of the property’s asset group is less than the carrying value, the carrying value of the property’s asset group is considered not recoverable. We then measure the impairment loss as the excess of the carrying value of the property’s asset group over its estimated fair value. The estimated fair value of the property’s asset group is primarily determined using market information from outside sources, such as broker quotes or recent comparable sales. In cases where the available market information is not deemed appropriate, we perform a future net cash flow analysis discounted for inherent risk associated with each asset to determine an estimated fair value.

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

We also assess the carrying amount for recoverability and if, as a result of the decreased expected cash flows, we determine that our carrying value is not fully recoverable, we record an allowance for credit losses to reflect the change in the estimate of the future cash flows that includes rent. Accordingly, the net investment balance is written down to fair value. When we enter into a contract to sell the real estate assets that are recorded as direct financing leases, we evaluate whether we believe it is probable that the disposition will occur. If we determine that the disposition is probable, we will classify the net investment as held for sale and write down the net investment to its fair value if the fair value is less than the carrying value.

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

Goodwill — We evaluate goodwill for possible impairment at least annually or upon the occurrence of a triggering event using a two-step process. A triggering event is an event or circumstance that would more likely than not reduce the fair value of a reporting unit below its carrying amount, including sales of properties defined as businesses for which the relative size of the sold property is significant to the reporting unit, that could impact our goodwill impairment calculations.

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

CPA®:17 – Global 2016 10-K – 78

Notes to Consolidated Financial Statements

If step zero is not considered, the first step is to compare the estimated fair value of each of our reporting units with their respective carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, we do not consider goodwill to be impaired and no further analysis is required. If the carrying amount of the reporting unit exceeds its estimated fair value, we then perform the second step to determine and measure the amount of the potential impairment charge.

For the second step, if it were required, we compare the implied fair value of the goodwill for each reporting unit with its respective carrying amount and record an impairment charge equal to the excess of the carrying amount over the implied fair value. We would determine the implied fair value of the goodwill by allocating the estimated fair value of the reporting unit to its assets and liabilities. The excess of the estimated fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of the goodwill.

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

On January 1, 2016, we adopted the Financial Accounting Standards Board’s, or FASB’s, Accounting Standards Update, or ASU, 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, as described in the Recent Accounting Pronouncements section below, which amends the current consolidation guidance, including introducing a separate consolidation analysis specific to limited partnerships and other similar entities. When we obtain an economic interest in an entity, we evaluate the entity to determine if it should be deemed a variable interest entity, or VIE, and, if so, whether we are the primary beneficiary and are therefore required to consolidate the entity. We apply accounting guidance for consolidation of VIEs to certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Fixed price purchase and renewal options within a lease, as well as certain decision-making rights within a loan or joint-venture agreement, can cause us to consider an entity a VIE. Limited partnerships and other similar entities that operate as a partnership will be considered a VIE unless the limited partners hold substantive kick-out rights or participation rights. Significant judgment is required to determine whether a VIE should be consolidated. We review the contractual arrangements provided for in the partnership agreement or other related contracts to determine whether the entity is considered a VIE, and to establish whether we have any variable interests in the VIE. We then compare our variable interests, if any, to those of the other

CPA®:17 – Global 2016 10-K – 79

Notes to Consolidated Financial Statements

variable interest holders to determine which party is the primary beneficiary of the VIE based on whether the entity (i) has the power to direct the activities that most significantly impact the economic performance of the VIE and (ii) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. We performed this analysis on all of our subsidiary entities following the guidance in ASU 2015-02 to determine whether they qualify as VIEs and whether they should be consolidated or accounted for as equity investments in an unconsolidated venture. As a result of this change in guidance, we determined that 15 entities that were previously classified as voting interest entities should be classified as VIEs as of January 1, 2016 and therefore included in our VIE disclosures. However, there was no change in determining whether or not we consolidate these entities as we continue not to be the primary beneficiary. We elected to retrospectively adopt ASU 2015-02, which resulted in changes to our VIE disclosures. There were no other changes to our consolidated balance sheets or results of operations for the periods presented. The liabilities of these VIEs are non-recourse to us and can only be satisfied from each VIE’s respective assets.

At December 31, 2016, we considered 27 entities VIEs, 13 of which we consolidated as we are considered the primary beneficiary and one of which we accounted for as a loan receivable. The following table presents a summary of selected financial data of the consolidated VIEs, included in the consolidated balance sheets (in thousands):

	December 31,
	2016	2015
Net investments in properties	$313,000	$309,030
Net investments in direct financing leases	315,251	303,112
In-place lease and tenant relationship intangible assets, net	19,336	20,269
Other assets, net	65,557	66,654
Total assets	714,896	705,535

Non-recourse debt, net	$265,874	$262,830
Accounts payable, accrued expenses and other liabilities	14,440	15,662
Deferred income taxes	15,687	10,675
Total liabilities	296,673	289,889

At both December 31, 2016 and 2015, we had 13 unconsolidated VIEs, all of which we account for under the equity method of accounting. We do not consolidate these entities because we are not the primary beneficiary and the nature of our involvement in the activities of these entities allows us to exercise significant influence on, but does not give us power over, decisions that significantly affect the economic performance of these entities. As of December 31, 2016 and 2015, the net carrying amount of our investments in these entities was $377.4 million and $432.6 million, respectively, and our maximum exposure to loss in these entities was limited to our investments.

At December 31, 2016, we had an investment in a tenancy-in-common interest in a portfolio of international properties. Consolidation of this investment is not required as such interest does not qualify as a VIE and does not meet the control requirement for consolidation. Accordingly, we account for this investment using the equity method of accounting. We use the equity method of accounting because the shared decision-making involved in a tenancy-in-common interest investment provides us with significant influence on the operating and financial decisions of this investment.

At times, the carrying value of our equity investments may fall below zero for certain investments. We intend to fund our share of the jointly owned investments’ future operating deficits should the need arise. However, we have no legal obligation to pay for any of the liabilities of such investments nor do we have any legal obligation to fund operating deficits. At December 31, 2016, none of our equity investments had carrying values below zero.

Reclassifications — Certain prior period amounts have been reclassified to conform to the current period presentation. We currently present Loss on extinguishment of debt on its own line item in the consolidated financial statements, which was previously included in Other income and (expenses).

CPA®:17 – Global 2016 10-K – 80

Notes to Consolidated Financial Statements

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

Real Estate Under Construction — For properties under construction, operating expenses, including interest charges and other property expenses (e.g. real estate taxes, insurance and legal costs) are capitalized rather than expensed. We capitalize interest by applying the interest rate applicable to any funding specific to the property or the interest rate applicable to outstanding borrowings to the average amount of accumulated qualifying expenditures for properties under construction during the period.

Acquisition, Development, and Construction Loans — We provide funding to developers for the acquisition, development, and construction of real estate, or ADC Arrangements. Under such ADC Arrangements, we may participate in the residual profits of the project through the sale or refinancing of the property. We evaluate these arrangements to determine if they have characteristics similar to a loan or if the characteristics are more similar to a joint venture or partnership, such as participating in the risks and rewards of the project as an owner or an investment partner. For those arrangements with characteristics of a loan, we follow the accounting guidance for loans and disclose within our Finance Receivables footnote (Note 5). When we determine that the characteristics are more similar to a jointly owned investment or partnership, we account for those arrangements under the equity method of accounting (Note 6). Once the investment or partnership begins operations, we use the hypothetical liquidation at book value method to calculate income or loss (which considers the principal and interest under the loan to be a preferential return).

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

Real Estate Sales — In the unlikely event that we decide not to sell a property previously classified as held for sale, we reclassify the property as held and used. We measure and record a property that is reclassified as held and used at the lower of (i) its carrying amount before the property was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the property been continuously classified as held and used or (ii) the estimated fair value at the date of the subsequent decision not to sell.

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

Loans Receivable — For investments in mortgage notes and loan participations, the loans are initially reflected at acquisition cost, which consists of the outstanding balance, net of the acquisition discount or premium. We amortize any discount or premium as an adjustment to increase or decrease, respectively, the yield realized on these loans over the life of the loan. As such, differences between carrying value and principal balances outstanding do not represent embedded losses or gains as we generally plan to hold such loans to maturity. Our loans receivable are included in Other assets, net in the consolidated financial statements. We generate revenue in the form of interest payments from the borrower, which are recognized in Other interest income in the consolidated financial statements.

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

Cash and Cash Equivalents — We consider all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents

CPA®:17 – Global 2016 10-K – 81

Notes to Consolidated Financial Statements

include commercial paper and money market funds. Our cash and cash equivalents are held in the custody of several financial institutions, and these balances, at times, exceed federally-insurable limits. We seek to mitigate this risk by depositing funds only with major financial institutions.

Debt Securities — We have investments, such as commercial mortgage-backed securities, or CMBS, that were designated as securities held to maturity on the date of acquisition, in accordance with current accounting guidance. We carry these securities at cost, net of unamortized premiums and discounts, which are recognized in interest income using an effective yield or “interest” method, and assess them for other-than-temporary impairment on a quarterly basis.

Other Assets and Liabilities — We include prepaid expenses, deferred rental income, tenant receivables, deferred charges, escrow balances held by lenders, restricted cash balances, deferred tax assets, marketable debt securities, derivative assets, and loans receivable in Other assets, net in the consolidated financial statements. We include derivative liabilities, amounts held on behalf of tenants, and deferred revenue in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements. Deferred charges include costs incurred in connection with the Revolver in the Senior Credit Facility that are amortized over the term of the facility and included in Interest expense in the consolidated financial statements. Deferred rental income for operating leases is the aggregate cumulative difference between scheduled rents that vary during the lease term and rent recognized on a straight-line basis.

Deferred Acquisition Fees Payable to Affiliate — Fees payable to our Advisor for structuring and negotiating investments and related mortgage financing on our behalf are included in Due to affiliates (Note 3). This fee, together with its accrued interest, is payable in three equal annual installments on the first business day of the fiscal quarterly immediately following the fiscal quarter in which an investment is made, and the first business day of the corresponding fiscal quarter in each of the subsequent two fiscal years. The timing of the payment of such fees is subject to preferred return criterion, a non-compounded cumulative distribution return of 5% per annum (based initially on our invested capital).

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

Noncontrolling Interests — We account for the special general partner interest in our Operating Partnership as a noncontrolling interest (Note 3). The special general partner interest in our Operating Partnership entitles W. P. Carey Holdings, LLC, or Carey Holdings, also known as the Special General Partner, to cash distributions and, in the event there is a termination or non-renewal of the advisory agreement, redemption rights. Cash distributions to the Special General Partner are accounted for as an allocation to net income attributable to noncontrolling interest.

Revenue Recognition — We lease real estate to others primarily on a triple-net leased basis whereby the tenant is generally responsible for operating expenses relating to the property, including property taxes, insurance, maintenance, repairs, and improvements. For the years ended December 31, 2016, 2015, and 2014, our tenants, pursuant to their lease obligations, have made direct payment to the taxing authorities of real estate taxes of approximately $22.9 million, $23.6 million, and $22.2 million, respectively.

Substantially all of our leases provide for either scheduled rent increases, periodic rent adjustments based on formulas indexed to changes in the Consumer Price Index, or CPI, or similar indices, or percentage rents. CPI-based adjustments are contingent on future events and are therefore not included as minimum rent in straight-line rent calculations. We recognize rents from percentage rents as reported by the lessees, which is after the level of sales requiring a rental payment to us is reached. Percentage rents were insignificant for the periods presented. For the years ended December 31, 2016, 2015, and 2014, we recognized straight-line rent adjustments of $15.2 million, $17.2 million, and $15.5 million, respectively, which increased Rental income within our consolidated financial statements for each year.

For our operating leases, we record real estate at cost less accumulated depreciation; we recognize future minimum rental revenue on a straight-line basis over the non-cancelable lease term of the related leases and charge expenses to operations as incurred (Note 4).

We record leases accounted for under the direct financing method as a net investment in leases (Note 5). The net investment is equal to the cost of the leased assets. The difference between the cost and the gross investment, which includes the residual value of the leased asset and the future minimum rents, is unearned income. We defer and amortize unearned income to income over the lease term so as to produce a constant periodic rate of return on our net investment in the lease.

CPA®:17 – Global 2016 10-K – 82

Notes to Consolidated Financial Statements

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

Interest Capitalized in Connection with Real Estate Under Construction — Operating real estate is stated at cost less accumulated depreciation. Interest directly related to build-to-suit projects is capitalized. We consider a build-to-suit project as substantially completed upon the completion of improvements. If discrete portions of a project are substantially completed and occupied and other portions have not yet reached that stage, the substantially completed portions are accounted for separately. We allocate costs incurred between the portions under construction and the portions substantially completed and only capitalize those costs associated with the portion under construction. We determine an interest rate to be applied for capitalizing interest based on a blended rate of our debt obligations.

Foreign Currency Translation and Transaction Gains and Losses — We have interests in real estate investments primarily in Europe, for which the functional currency is the euro. We perform the translation from euro to the U.S. dollar for assets and liabilities using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted-average exchange rate during the year. We report the gains and losses resulting from such translation as a component of other comprehensive loss in equity. These translation gains and losses are released to net income when we have substantially exited from all investments in the related currency.

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

Net realized gains or (losses) are recognized on foreign currency transactions in connection with the transfer of cash from foreign operations of subsidiaries to the parent company. For the years ended December 31, 2016, 2015, and 2014, we recognized net realized losses on such transactions of $2.3 million, $2.3 million, and $2.9 million, respectively.

Derivative Instruments — We measure derivative instruments at fair value and record them as assets or liabilities, depending on our rights or obligations under the applicable derivative contract. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. For a derivative designated and that qualifies as a cash flow hedge, the effective portion of the change in fair value of the derivative is recognized in Other comprehensive loss until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. For a derivative designated, and that qualifies, as a net investment hedge, the effective portion of the change in the fair value and/or the net settlement of the derivative are reported in Other comprehensive loss as part of the cumulative foreign currency translation adjustment. The ineffective portion of the change in fair value of the derivative is recognized directly in earnings. Amounts are reclassified out of Other comprehensive loss into earnings when the hedged investment is either sold or substantially liquidated.

CPA®:17 – Global 2016 10-K – 83

Notes to Consolidated Financial Statements

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

We elect to treat certain of our corporate subsidiaries as taxable REIT subsidiaries, or TRSs. In general, a TRS may perform additional services for our tenants and generally may engage in any real estate or non-real estate-related business (except for the operation or management of health care facilities or lodging facilities or providing to any person, under a franchise, license or otherwise, rights to any brand name under which any lodging facility or health care facility is operated). A TRS is subject to corporate federal income tax.

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

Significant judgment is required in determining our tax provision and in evaluating our tax positions. We establish tax reserves based on a benefit recognition model, which we believe could result in a greater amount of benefit (and a lower amount of reserve) being initially recognized in certain circumstances. Provided that the tax position is deemed more likely than not of being sustained, we recognize the largest amount of tax benefit that is greater than 50% likely of being ultimately realized upon settlement. We derecognize the tax position when it is no longer more likely than not of being sustained.

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

We recognize deferred income taxes in certain of our subsidiaries taxable in the United States or in foreign jurisdictions. Deferred income taxes are generally the result of temporary differences (items that are treated differently for tax purposes than for U.S. GAAP purposes as described in Note 13). In addition, deferred tax assets arise from unutilized tax net operating losses, generated in prior years. Deferred income taxes are computed under the asset and liability method. The asset and liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between tax bases and financial bases of assets and liabilities. We provide a valuation allowance against our deferred income tax assets when we believe that it is more likely than not that all or some portion of the deferred income tax asset may not be realized. Whenever a change in circumstances causes a change in the estimated realizability of the related deferred income tax asset, the resulting increase or decrease in the valuation allowance is included in deferred income tax expense (benefit).

Earnings Per Share — We have a simple equity capital structure with only common stock outstanding. As a result, earnings per share, as presented, represents both basic and dilutive per-share amounts for all periods presented in the consolidated financial

CPA®:17 – Global 2016 10-K – 84

Notes to Consolidated Financial Statements

statements. Income per basic and diluted share of common stock is calculated by dividing net income by the weighted-average number of shares of common stock issued and outstanding during such period.

Use of Estimates — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in our consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 does not apply to our lease revenues, which constitute a majority of our revenues, but will apply to reimbursed tenant costs and revenues generated from our operating properties. We will adopt this guidance for our annual and interim periods beginning January 1, 2018 using one of two methods: retrospective restatement for each reporting period presented at the time of adoption, or retrospectively with the cumulative effect of initially applying this guidance recognized at the date of initial application. We have not decided which method of adoption we will use. We are evaluating the impact of the new standard and have not yet determined if it will have a material impact on our business or our consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810). ASU 2015-02 amends the current consolidation guidance, including modification of the guidance for evaluating whether limited partnerships and similar legal entities are VIEs or voting interest entities. The guidance does not amend the existing disclosure requirements for VIEs or voting interest model entities. The guidance, however, modified the requirements to qualify under the voting interest model. Under the revised guidance, ASU 2015-02 requires an entity to classify a limited liability company or a limited partnership as a VIE unless the partnership provides partners with either substantive kick-out rights over the managing member or substantive participating rights over the entity or VIE. Please refer to the discussion in the Basis of Consolidation section above.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 outlines a new model for accounting by lessees, whereby their rights and obligations under substantially all leases, existing and new, would be capitalized and recorded on the balance sheet. For lessors, however, the accounting remains largely unchanged from the current model, with the distinction between operating and financing leases retained, but updated to align with certain changes to the lessee model and the new revenue recognition standard. The new standard also replaces existing sale-leaseback guidance with a new model applicable to both lessees and lessors. Additionally, the new standard requires extensive quantitative and qualitative disclosures. ASU 2016-02 is effective for U.S. GAAP public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years; for all other entities, the final lease standard will be effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early application will be permitted for all entities. The new standard must be adopted using a modified retrospective transition of the new guidance and provides for certain practical expedients. Transition will require application of the new model at the beginning of the earliest comparative period presented. The ASU is expected to impact our consolidated financial statements as we have certain operating office and land lease arrangements for which we are the lessee. We are evaluating the impact of the new standard and have not yet determined if it will have a material impact on our business or our consolidated financial statements.

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

CPA®:17 – Global 2016 10-K – 85

Notes to Consolidated Financial Statements

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses. ASU 2016-13 introduces a new model for estimating credit losses based on current expected credit losses for certain types of financial instruments, including loans receivable, held-to-maturity debt securities and net investments in direct financing leases, amongst other financial instruments. ASU 2016-13 also modifies the impairment model for available-for-sale debt securities and expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for losses. ASU 2016-13 will be effective for public business entities in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early application of the guidance permitted. We are in the process of evaluating the impact of adopting ASU 2016-13 on our consolidated financial statements.

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

In October 2016, the FASB issued ASU 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control. ASU 2016-17 changes how a reporting entity that is a decision maker should consider indirect interests in a VIE held through an entity under common control. If a decision maker must evaluate whether it is the primary beneficiary of a VIE, it will only need to consider its proportionate indirect interest in the VIE held through a common control party. ASU 2016-17 amends ASU 2015-02, which we adopted on January 1, 2016, and which currently directs the decision maker to treat the common control party’s interest in the VIE as if the decision maker held the interest itself. ASU 2016-17 will be effective for public business entities in fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

In November 2016 the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 intends to reduce diversity in practice for the classification and presentation of changes in restricted cash on the statement of cash flows. ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 will be effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. We are in the process of evaluating the impact of adopting ASU 2016-18 on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. ASU 2017-01 intends to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the current implementation guidance in Topic 805, there are three elements of a business: inputs, processes, and outputs. While an integrated set of assets and activities, collectively referred to as a “set,” that is a business usually has outputs, outputs are not required to be present. ASU 2017-01 provides a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. ASU 2017-01 will be effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. We elected to early adopt ASU 2017-01 on January 1, 2017 on a prospective basis. While our acquisitions have historically been classified as either business combinations or asset acquisitions, certain acquisitions that were classified as business combinations by us likely would have been considered asset acquisitions under the new standard. As a result, future transaction costs are more likely to be capitalized since we expect most of our future acquisitions to be classified as asset acquisitions under

CPA®:17 – Global 2016 10-K – 86

Notes to Consolidated Financial Statements

this new standard. In addition, goodwill will no longer be allocated and written off upon sale if future sales were deemed to be sales of assets and not businesses.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 removes step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. ASU 2017-04 will be effective for public business entities in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years in which a goodwill impairment test is performed, with early adoption permitted. We are in the process of evaluating the impact of adopting ASU 2017-04 on our consolidated financial statements.

In February 2017, the FASB issued ASU 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20). ASU 2017-05 clarifies that a financial asset is within the scope of Subtopic 610-20 if it meets the definition of an in substance nonfinancial asset. The amendments define the term in substance nonfinancial asset, in part, as a financial asset promised to a counterparty in a contract if substantially all of the fair value of the assets (recognized and unrecognized) that are promised to the counterparty in the contract is concentrated in nonfinancial assets. If substantially all of the fair value of the assets that are promised to the counterparty in a contract is concentrated in nonfinancial assets, then all of the financial assets promised to the counterparty are in substance nonfinancial assets within the scope of Subtopic 610-20. This amendment also clarifies that nonfinancial assets within the scope of Subtopic 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty. For example, a parent may transfer control of nonfinancial assets by transferring ownership interests in a consolidated subsidiary. 2017-05 is effective for periods beginning after December 15, 2017, with early application permitted for fiscal years beginning after December 15, 2016. We are currently evaluating the impact of ASU 2017-05 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard.

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

CPA®:17 – Global 2016 10-K – 87

Notes to Consolidated Financial Statements

The following tables present a summary of fees we paid, expenses we reimbursed, and distributions we made to our Advisor and other affiliates in accordance with the relevant agreements (in thousands):

	Years Ended December 31,
	2016	2015	2014
Amounts Included in the Consolidated Statements of Income
Asset management fees	$29,705	$29,192	$26,694
Available Cash Distributions	24,765	24,668	20,427
Personnel and overhead reimbursements	9,684	12,199	11,931
Acquisition expenses	2,844	430	2,637
Interest expense on deferred acquisition fees and loan from affiliate	238	309	516
Share-based compensation	100	100	100
	$67,336	$66,898	$62,305
Acquisition Fees Capitalized
Current acquisition fees	$3,985	$8,180	$3,979
Deferred acquisition fees	3,188	6,325	2,510
Personnel and overhead reimbursements	584	858	—
	$7,757	$15,363	$6,489
The following table presents a summary of amounts included in Due to affiliates in the consolidated financial statements (in thousands):

	December 31,
	2016	2015
Due to Affiliates
Deferred acquisition fees, including interest	$6,584	$6,134
Reimbursable costs	2,299	3,150
Asset management fees payable	2,250	2,497
Accounts payable	360	6
Current acquisition fees	230	1,847
	$11,723	$13,634

Acquisition and Disposition Fees

We pay our Advisor acquisition fees for structuring and negotiating investments and related mortgage financing on our behalf, a portion of which is payable upon acquisition of investments, with the remainder subordinated to the achievement of a preferred return, which is a non-compounded cumulative distribution of 5.0% per annum (based initially on our invested capital). Acquisition fees payable to our Advisor with respect to our long-term, net-leased investments are 4.5% of the total cost of those investments and are comprised of a current portion of 2.5%, typically paid upon acquisition, and a deferred portion of 2.0%, typically paid over three years and subject to the 5.0% preferred return described above. The preferred return was achieved as of each of the cumulative periods ended December 31, 2016, 2015, and 2014. For certain types of non-long term net-leased investments, initial acquisition fees are between 1.0% and 1.75% of the equity invested plus the related acquisition fees, with no portion of the payment being deferred. Unpaid installments of deferred acquisition fees are included in Due to affiliates in the consolidated financial statements. Unpaid installments of deferred acquisition fees bear interest at an annual rate of 5.0%.

Our Advisor may be entitled to receive a disposition fee equal to the lesser of (i) 50.0% of the competitive real estate commission (as defined in the advisory agreement) or (ii) 3.0% of the contract sales price of the investment being sold; however, payment of such fees is subordinated to the 5.0% preferred return. These fees are payable at the discretion of our board of directors.

CPA®:17 – Global 2016 10-K – 88

Notes to Consolidated Financial Statements

Asset Management Fees and Available Cash Distribution

As described in the advisory agreement, we pay our Advisor asset management fees that vary based on the nature of the underlying investment. We pay 0.5% per annum of average market value for long-term net leases and certain other types of real estate investments, and 1.5% to 1.75% per annum of average equity value for certain types of securities. Asset management fees are payable in cash and/or shares of our common stock at our option, after consultation with our Advisor. If our Advisor receives all or a portion of its fees in shares, the number of shares issued is determined by dividing the dollar amount of fees by our most recently published estimated net asset value per share, or NAV, which was $10.24 as of December 31, 2015. For 2016 and 2015, we paid our Advisor 50.0% of its asset management fees in cash and 50.0% in shares of our common stock. For 2014, we paid our Advisor 100% of its asset management fees in shares of our common stock. At December 31, 2016, our Advisor owned 11,874,009 shares (3.5%) of our common stock. We also distribute to our Advisor, depending on the type of investments we own, up to 10.0% of available cash of the Operating Partnership, referred to as the Available Cash Distribution, which is defined as cash generated from operations, excluding capital proceeds, as reduced by operating expenses and debt service, excluding prepayments and balloon payments. Asset management fees and Available Cash Distributions are included in Property expenses and Net income attributable to noncontrolling interests, respectively, in the consolidated financial statements.

Personnel and Overhead Reimbursements

Under the terms of the advisory agreement, our Advisor allocates a portion of its personnel and overhead expenses to us and the other entities that are managed by our Advisor, including Corporate Property Associates 18 – Global Incorporated, or CPA®:18 – Global; Carey Watermark Investors Incorporated, or CWI 1; Carey Watermark Investors 2 Incorporated, or CWI 2; Carey Credit Income Fund, or CCIF; and Carey European Student Housing Fund I, L.P., or CESH I; collectively referred to herein as the Managed Programs. Our Advisor allocates these expenses to us on the basis of our trailing four quarters of reported revenues in comparison to those of WPC and other entities managed by WPC and its affiliates.

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

Loans from WPC

In March 2015, our board of directors and the board of directors of WPC approved unsecured loans from WPC to us of up to $75.0 million, in the aggregate, at a rate equal to the rate at which WPC was able to borrow funds under its line of credit, for the purpose of facilitating acquisitions approved by our advisor’s investment committee that we would not otherwise have sufficient available funds to complete. All loans were made solely at the discretion of WPC’s management. In July 2015, we obtained loans from WPC aggregating $25.0 million to fund asset acquisitions. The loans had a rate of London Interbank Offered Rate, or LIBOR, plus 1.1% and were fully repaid in August 2015 with proceeds from our Revolver (Note 10), at which time the WPC line of credit was terminated.

CPA®:17 – Global 2016 10-K – 89

Notes to Consolidated Financial Statements

Jointly Owned Investments and Other Transactions with Affiliates

At December 31, 2016, we owned interests ranging from 7% to 97% in jointly owned investments, with the remaining interests held by affiliates or by third parties. We consolidate certain of these investments and account for the remainder under the equity method of accounting. We also owned an interest in a jointly controlled tenancy-in-common interest in several properties, which we account for under the equity method of accounting (Note 6). At December 31, 2016, we had an amount due from an affiliate of $0.9 million primarily related to one of our jointly owned investments.

Note 4. Net Investments in Properties and Real Estate Under Construction

Real Estate

Real estate, which consists of land and buildings leased to others, at cost, and which are subject to operating leases, is summarized as follows (in thousands):

	December 31,
	2016	2015
Land	$563,050	$560,257
Buildings and improvements	2,182,374	2,098,620
Less: Accumulated depreciation	(280,657)	(225,867)
	$2,464,767	$2,433,010

The carrying value of our real estate decreased by $32.6 million from December 31, 2015 to December 31, 2016, due to the strengthening of the U.S. dollar relative to foreign currencies, particularly the euro and British pound sterling, during the period.

Depreciation expense, including the effect of foreign currency translation, on our real estate and operating real estate for the years ended December 31, 2016, 2015, and 2014 was $70.9 million, $66.3 million, and $63.8 million, respectively.

Acquisitions of Real Estate During 2016

During the year ended December 31, 2016, we acquired the following investments, which were deemed to be business combinations because we assumed the existing leases on the properties, at a total cost of $51.2 million, including land of $6.7 million, buildings of $40.2 million, and net lease intangibles of $4.3 million (Note 7):

•	$17.3 million for a student housing accommodation in Jacksonville, Florida on January 8, 2016;

•	$4.2 million for an industrial facility in Houston, Texas on February 10, 2016;

•	$16.9 million for an office building in Oak Creek, Wisconsin on September 1, 2016; and

•	$12.8 million for a warehouse and light manufacturing building in Perrysburg, Ohio on September 30, 2016.

In connection with these investments, we expensed acquisition-related costs and fees totaling $2.6 million, which are included in Acquisition expenses in the consolidated financial statements. We are still in the process of finalizing our purchase accounting for certain investments that we made during 2016, which may result in measurement period adjustments in future periods in accordance with ASU 2015-16, Business Combinations.

During the year ended December 31, 2016, we capitalized $10.4 million of building improvements with existing tenants of our net-leased properties.

During 2016, we entered into the following investments, which were deemed to be real estate asset acquisitions because we acquired the sellers’ properties and simultaneously entered into new leases in connection with these acquisitions, at a total cost of $134.8 million, including land of $8.6 million, buildings of $97.0 million (including acquisition-related costs of $7.1 million, which were capitalized), and net intangibles of $29.2 million (Note 7):

•
an investment of $38.2 million for five distribution centers located in Tiffin, Ohio; Kalamazoo, Michigan; Andersonville, Tennessee; Shelbyville, Indiana; and Millwood, West Virginia on November 1, 2016;

•
an investment of $32.6 million for a facility located in Zabia Wola, Poland on November 29, 2016. In addition, we recorded a deferred tax liability of $2.1 million partially offset by intangible assets of $2.0 million and land of $0.1 million related to this transaction (amounts are based on the exchange rate of the euro on the date of acquisition); and

CPA®:17 – Global 2016 10-K – 90

Notes to Consolidated Financial Statements

•
an investment of $64.0 million for a facility located in Kaunas, Lithuania on December 14, 2016. In addition, we recorded a deferred tax liability of $0.5 million partially offset by building and improvements and intangible assets (amounts are based on the exchange rate of the euro on the date of acquisition).

Acquisitions of Real Estate During 2015

During 2015, we entered into the following investments, which were deemed to be real estate asset acquisitions because we acquired the sellers’ properties and simultaneously entered into new leases in connection with these acquisitions, at a total cost of $284.2 million, including net intangibles of $69.3 million and acquisition-related costs and fees of $13.6 million, which were capitalized:

•	an investment of $22.2 million for an office facility in San Antonio, Texas on January 16, 2015;

•
an investment of $63.8 million for two warehouse facilities in Mszczonów and Tomaszów Mazowiecki, Poland on February 26, 2015 (amount is based on the exchange rate of the euro on the date of acquisition);

•	an investment of $68.8 million primarily for four retail facilities in Fargo, North Dakota and Ashwaubenon, Brookfield, and Wauwatosa, Wisconsin on June 26, 2015;

•	an investment of $22.4 million primarily for a warehouse facility in Sered, Slovakia on July 9, 2015 (amount is based on the exchange rate of the euro on the date of acquisition);

•	an investment of $33.2 million for an industrial facility in Tuchomerice, Czech Republic on December 10, 2015 (amount is based on the exchange rate of the euro on the date of acquisition); and

•	an investment of $73.8 million for an office facility in Warsaw, Poland on December 11, 2015 (amount is based on the exchange rate of the euro on the date of acquisition).

During the year ended December 31, 2015, we placed into service four build-to-suit projects totaling $130.7 million and capitalized $8.0 million of building improvements with existing tenants.

Scheduled Future Minimum Rents

Scheduled future minimum rents, exclusive of renewals, expenses paid by tenants, and future CPI-based adjustments, under non-cancelable operating leases at December 31, 2016 are as follows (in thousands):

Years Ending December 31,	Total
2017	$273,850
2018	276,352
2019	277,570
2020	281,007
2021	283,365
Thereafter	2,696,890
Total	$4,089,034

Operating Real Estate

Operating real estate, which consists of our wholly owned domestic self-storage operations, at cost, is summarized as follows (in thousands):

	December 31,
	2016	2015
Land	$55,645	$66,066
Buildings and improvements	203,326	209,455
Less: Accumulated depreciation	(18,876)	(30,308)
	$240,095	$245,213

During the year ended December 31, 2016, we capitalized $1.2 million of building improvements related to our operating properties.

CPA®:17 – Global 2016 10-K – 91

Notes to Consolidated Financial Statements

Acquisitions of Operating Real Estate During 2016

In 2013, we acquired a 45% equity interest and 40% indirect economic interest in Madison Storage NYC, LLC and Veritas Group IX-NYC, LLC, which were previously accounted for under the equity method of accounting and included in Equity investments in real estate in the consolidated financial statements. On April 11, 2016, we acquired the remaining 15% controlling interest in these entities at a total cost of $22.0 million and, as a result, gained 100% of the economic interest and consolidated this investment. In connection with this business combination, we expensed acquisition-related costs and fees of $3.7 million, which are included in Acquisition expenses in the consolidated financial statements. Due to the change in control resulting from the acquisition of this controlling interest, we accounted for this acquisition using the purchase method of accounting. We recorded a non-cash gain on change in control of interests of $49.9 million during 2016, which was the difference between the carrying value of $15.1 million and the fair value of $64.9 million from our previously held equity interest on April 11, 2016. On October 26, 2016, we exercised our option to purchase the additional 40% indirect economic interest in Madison Storage NYC, LLC from CIF Storage LLC, and as a result, we directly own 100% of these four entities at December 31, 2016. There was no cash transfer for this additional interest as we previously owned this 40% interest indirectly. At December 31, 2016, we have a 45% equity interest and 40% indirect economic interest in the Veritas Group IX-NYC, LLC property, which is deemed to be a VIE.

The following tables present a summary of assets acquired and liabilities assumed, and revenues and earnings thereon since the date of acquisition through December 31, 2016 (in thousands):

Madison Storage NYC, LLC and Veritas Group IX-NYC, LLC
Cash consideration	$11,363
Assets acquired at fair value:
Land (a)	$26,941
Buildings (a)	109,399
In-place lease intangible assets (a)	9,783
Other assets acquired	1,705
147,828
Liabilities assumed at fair value:
Non-recourse debt, net	(70,578)
Other liabilities assumed	(831)
(71,409)
Total identifiable net assets	76,419
Gain on change in control of interests	(49,922)
Carrying value of previously held equity investment	(15,134)
$11,363

Madison Storage NYC, LLC and Veritas Group IX-NYC, LLC
April 11, 2016 through December 31, 2016
Revenues	$7,166

Net loss (b) (c)	$(9,021)
Net loss attributable to CPA®:17 – Global (b) (c)	$(9,021)
___________

(a) The purchase price for this transaction was allocated to the assets acquired and liabilities assumed based upon its preliminary fair value. The information in this table is based on the best estimates of management as of the date of this Report. We are in the process of finalizing our assessment of the fair value of the assets acquired and liabilities assumed; accordingly, the fair value of the assets acquired and liabilities assumed are subject to change.
(b) Excludes a $49.9 million gain on change in control of interests.

CPA®:17 – Global 2016 10-K – 92

Notes to Consolidated Financial Statements

(c) Includes equity in losses of equity method investments in real estate of $0.4 million.

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

(In thousands, except per share data)

	Years Ended December 31,
	2016	2015
Pro forma total revenues	$442,972	$437,295

Pro forma net income (a)	$184,487	$165,489
Pro forma net income attributable to noncontrolling interests	(38,863)	(39,915)
Pro forma net income attributable to CPA®:17 – Global	$145,624	$125,574
Pro forma basic and diluted weighted-average shares outstanding	342,147,444	334,468,362
Pro-forma basic and diluted income per share	$0.43	$0.38
___________
(a) Pro forma net income for 2015 includes a gain on change in control of interests of $49.9 million and transaction costs of $3.7 million as if they were recognized on January 1, 2015.

Dispositions of Operating Real Estate During 2016

During 2016, we sold 34 self-storage properties. As a result, the carrying value of our Operating real estate decreased by $137.1 million from December 31, 2015 to December 31, 2016 (Note 14).

Real Estate Under Construction

The following table provides the activity of our Real estate under construction (in thousands):

	Years Ended December 31,
	2016	2015
Beginning balance	$1,068	$110,983
Placed into service	(23,819)	(130,704)
Capitalized funds	22,762	20,064
Capitalized interest	—	2,200
Foreign currency translation adjustments	(11)	(1,475)
Ending balance	$—	$1,068

Capitalized Funds — During 2016, we capitalized real estate under construction totaling $22.8 million, including accrued costs of $8.4 million in non-cash investing activity, $13.2 million in funding build-to-suit activity, and $1.1 million funded for tenant improvements. During 2015, total capitalized funds were primarily comprised of $7.4 million in construction draws related to three existing build-to-suit projects and $11.7 million for the funding of one new build-to-suit project, which is an expansion of property acquired in a prior year.

Placed into Service — During 2016, we reclassified $23.8 million from Real estate under construction to Real estate, at cost, which primarily related to three build-to-suit projects that were placed into service. During 2015, we placed four build-to-suit projects into service, of which three were partially completed and one was completed as of December 31, 2015, in the amount of $130.7 million. The total was reclassified to Real estate, at cost.

CPA®:17 – Global 2016 10-K – 93

Notes to Consolidated Financial Statements

Capitalized Interest — Capitalized interest includes amortization of the mortgage discount and deferred financing costs and interest incurred during construction, totaling $2.2 million for the year ended December 31, 2015. No interest was capitalized for the year ended December 31, 2016.

Ending Balance — At December 31, 2016 we had no open build-to-suit projects and three open build-to-suit projects at December 31, 2015. The aggregate unfunded commitment on one substantially completed build-to-suit investment and certain other tenant improvements totaled approximately $8.7 million and $2.8 million at December 31, 2016 and 2015, respectively.

Assets Held for Sale

Below is a summary of our properties held for sale (in thousands):

	December 31,
	2016	2015
Real estate, net	$14,850	$—
Assets held for sale	$14,850	$—

At December 31, 2016, we had a property classified as Assets held for sale (Note 14). At December 31, 2015, we did not have any properties classified as Assets held for sale.

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

The following table provides the activity of our asset retirement obligations, which are included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements (in thousands):

	Years Ended December 31,
	2016	2015
Beginning balance	$25,424	$23,271
Reductions due to dispositions	(10,541)	—
Additions	1,888	825
Accretion expense (a)	1,292	1,467
Foreign currency translation adjustments and other	(314)	(139)
Ending balance	$17,749	$25,424
__________

(a)	Accretion of the liability is included in Property expenses in the consolidated financial statements and recognized over the economic life of the properties.

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

CPA®:17 – Global 2016 10-K – 94

Notes to Consolidated Financial Statements

Net Investments in Direct Financing Leases

Net investments in direct financing leases is summarized as follows (in thousands):

	December 31,
	2016	2015
Minimum lease payments receivable	$790,111	$782,255
Unguaranteed residual value	189,692	175,845
	979,803	958,100
Less: unearned income	(471,411)	(462,536)
	$508,392	$495,564

The carrying value of our net investment in direct financing leases decreased by $4.7 million from December 31, 2015 to December 31, 2016, due to the strengthening of the U.S. dollar relative to foreign currencies, particularly the euro, during the period.

On February 10, 2016, we entered into a net lease financing transaction for an industrial facility in Houston, Texas for $4.2 million. In connection with this business combination, we expensed acquisition-related costs and fees of $0.3 million, which are included in Acquisition expenses in the consolidated financial statements.

On April 8, 2016, we entered into a net lease financing transaction for six newspaper printing facilities in Ohio, North Carolina, Pennsylvania, and Missouri for $12.0 million, including capitalized acquisition-related costs and fees of $0.5 million.

On June 26, 2015, we entered into a net lease financing transaction for two retail facilities in Joliet, Illinois and Greendale, Wisconsin for $18.6 million, including capitalized acquisition-related costs and fees of $1.2 million.

Scheduled Future Minimum Rents

Scheduled future minimum rents, exclusive of renewals, expenses paid by tenants, and future CPI-based adjustments, under non-cancelable direct financing leases at December 31, 2016 are as follows (in thousands):

Years Ending December 31,	Total
2017	$56,991
2018	57,834
2019 (a)	306,381
2020	31,271
2021	31,676
Thereafter	305,958
Total	$790,111
___________

(a)	Includes $250.0 million for a bargain purchase option that a tenant, The New York Times Company, may exercise to acquire the property it leases from us.

Loans Receivable

127 West 23rd Manager, LLC — On February 3, 2015, we provided financing of $12.6 million to a subsidiary of 127 West 23rd Manager, LLC for the acquisition of a building in New York, New York intended to be developed as a hotel. The loan had an interest rate of 7% and an original maturity date of February 3, 2016, subject to extension options. In connection with this transaction; we expensed acquisition-related costs and fees of $0.1 million during 2015, which are included in Acquisition expenses in the consolidated financial statements. During 2016, the borrower exercised multiple extension options until we received full repayment of the $12.6 million balance of this loan receivable on November 4, 2016.

CPA®:17 – Global 2016 10-K – 95

Notes to Consolidated Financial Statements

1185 Broadway LLC — On January 8, 2015, we provided a mezzanine loan of $30.0 million to a subsidiary of 1185 Broadway LLC for the development of a hotel on a parcel of land in New York, New York. The mezzanine loan is collateralized by an equity interest in a subsidiary of 1185 Broadway LLC. It has an interest rate of 10% and was originally scheduled to mature on January 8, 2017. Subsequent to December 31, 2016, the loan was extended to July 7, 2017. In connection with this transaction, during 2015 we expensed acquisition-related costs and fees of $0.3 million, which are included in Acquisition expenses in the consolidated financial statements. The agreement also contains rights to certain fees upon maturity and an equity interest in the underlying entity that has been recorded in Other assets, net in the consolidated financial statements. At December 31, 2016, the balance of the loan receivable including interest thereon was $31.5 million.

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

Credit Quality of Finance Receivables

We generally seek investments in facilities that we believe are critical to a tenant’s business and that we believe have a low risk of tenant default. At both December 31, 2016 and 2015, we had no significant finance receivable balances that were past due and we had not established any allowances for credit losses. Additionally, there were no modifications of finance receivables during the years ended December 31, 2016 and 2015. We evaluate the credit quality of our finance receivables utilizing an internal five-point credit rating scale, with one representing the highest credit quality and five representing the lowest. The credit quality evaluation of our finance receivables was last updated in the fourth quarter of 2016.

A summary of our finance receivables by internal credit quality rating is as follows (dollars in thousands):

	Number of Tenants / Obligors at December 31,		Carrying Value at December 31,
Internal Credit Quality Indicator	2016	2015	2016	2015
1	—	—	$—	$—
2	2	1	61,949	2,264
3	9	10	412,075	429,212
4	5	4	65,868	108,132
5	—	—	—	—
			$539,892	$539,608

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

As required by current authoritative accounting guidance, we periodically compare an investment’s carrying value to its estimated fair value and recognize an impairment charge to the extent that the carrying value exceeds fair value and such decline is determined to be other than temporary. Additionally, we provide funding to developers for the ADC Arrangements. Under ADC Arrangements, we have provided loans to third-party developers of real estate projects, which we account for as equity investments as the characteristics of the arrangement with the third-party developers are more similar to a jointly owned investment or partnership rather than a loan.

CPA®:17 – Global 2016 10-K – 96

Notes to Consolidated Financial Statements

The following table presents Equity in earnings in equity method investments in real estate, which represents our proportionate share of the income or losses of these investments, as well as certain adjustments related to other-than-temporary impairment charges and amortization of basis differences related to purchase accounting adjustments (in thousands):

	Years Ended December 31,
	2016	2015	2014
Equity Earnings from Equity Investments:
Net Lease (a)	$15,271	$21,692	$12,571
Self Storage	(394)	(1,703)	(1,878)
All Other (b)	(5,010)	(1,762)	17,655
	9,867	18,227	28,348
Amortization of Basis Differences on Equity Investments:
Net Lease	(3,077)	(2,263)	(3,381)
Self Storage	(39)	(155)	(155)
All Other	(3,489)	(1,142)	(739)
	(6,605)	(3,560)	(4,275)
Equity in earnings of equity method investments in real estate	$3,262	$14,667	$24,073
__________

(a)	For the years ended December 31, 2016 and December 31, 2014, amounts include impairment charges of $1.9 million and $0.8 million, respectively, related to certain of our equity investments (Note 8).

(b)
As of December 31, 2016, the carrying value of one of our investments was reduced to reflect a $22.8 million impairment of goodwill at the investee level to its fair value (Note 8). In addition, we recorded $10.6 million of income recognized in conjunction with the termination of a management agreement and a $10.6 million gain representing the portion of losses guaranteed by the previous management company under the terms of the management agreement.

CPA®:17 – Global 2016 10-K – 97

Notes to Consolidated Financial Statements

The following table sets forth our ownership interests in our equity investments in real estate and their respective carrying values, along with those ADC Arrangements that are recorded as equity investments (dollars in thousands):

		Ownership Interest at	Carrying Value at December 31,
Lessee/Equity Investee	Co-owner	December 31, 2016	2016	2015
Net Lease:
C1000 Logistiek Vastgoed B.V. (a) (b)	WPC	85%	$54,621	$59,629
U-Haul Moving Partners, Inc. and Mercury Partners, LP (c)	WPC	12%	37,601	39,309
BPS Nevada, LLC (c) (d)	Third Party	15%	23,036	22,007
Bank Pekao S.A. (a) (c)	CPA®:18 – Global	50%	23,025	25,785
State Farm (c)	CPA®:18 – Global	50%	17,603	18,587
Berry Plastics Corporation (c)	WPC	50%	14,974	16,094
Apply Sørco AS (a)	CPA®:18 – Global	49%	12,528	15,170
Tesco plc (a) (c) (e)	WPC	49%	10,807	11,849
Hellweg Die Profi-Baumärkte GmbH & Co. KG (referred to as Hellweg 2) (a) (c) (f)	WPC	37%	10,125	12,212
Agrokor d.d. (referred to as Agrokor 5) (a) (c)	CPA®:18 – Global	20%	7,079	7,858
Eroski Sociedad Cooperativa – Mallorca (a)	WPC	30%	6,576	6,790
Dick’s Sporting Goods, Inc. (c)	WPC	45%	4,367	5,055
			222,342	240,345
Self-Storage:
Madison Storage NYC, LLC and Veritas Group IX-NYC, LLC (g)	Third Party	N/A	—	16,060
			—	16,060
All Other:
Shelborne Property Associates, LLC (referred to as Shelborne) (c) (d) (h) (i)	Third Party	33%	127,424	148,121
IDL Wheel Tenant, LLC (c) (d) (h)	Third Party	N/A	37,124	44,387
BG LLH, LLC (c) (d)	Third Party	7%	36,756	37,720
BPS Nevada, LLC - Preferred Equity (c) (j)	Third Party	N/A	27,459	27,514
			228,763	257,742
			$451,105	$514,147
__________

(a)	The carrying value of this investment is affected by the impact of fluctuations in the exchange rate of the applicable foreign currency.

(b)
This investment represents a tenancy-in-common interest, whereby the property is encumbered by debt for which we are jointly and severally liable. The co-obligor is WPC and the amount due under the arrangement was approximately $68.4 million at December 31, 2016. Of this amount, $58.1 million represents the amount we agreed to pay and is included within the carrying value of this investment at December 31, 2016.

(c)	This investment is a VIE.

(d)	This investment is reported using the hypothetical liquidation at book value model.

(e)
On July 29, 2016, this investment refinanced a non-recourse mortgage loan that had an outstanding balance of $33.8 million with new financing of $34.6 million, of which our proportionate share was $17.0 million. The previous loan had an interest rate of 5.9% and a maturity date of July 31, 2016, while the new loan has an interest rate of Euro Interbank Offered Rate plus a margin of 3.3% and a term of five years.

CPA®:17 – Global 2016 10-K – 98

Notes to Consolidated Financial Statements

(f)
In January 2017, our jointly owned Hellweg 2 equity investment repaid non-recourse mortgage loans with an aggregate principal balance of approximately $243.8 million, of which our interest was $89.0 million (Note 17). During the fourth quarter of 2015, the German tax authority revoked its previous position on the application of a ruling in an unrelated matter by a Federal German tax court. Based on this change in position, the obligation for German real estate transfer taxes recorded in connection with our acquisition of the Partner’s remaining 5% equity interest in PropCo was no longer deemed probable of occurring. As a result, Hellweg 2 recorded a reversal of previously recognized gain on real estate transfer tax, of which our share was approximately $6.2 million and was recorded within Equity in earnings of equity method investments in real estate in our consolidated financial statements for the year ended December 31, 2015.

(g)
At December 31, 2015, the carrying value of this investment included our 45% equity interest as well as a 40% indirect economic interest. On April 11, 2016, we acquired the remaining 15% controlling interest in these entities and, as a result, now have 100% of the economic interest and consolidate this investment as of December 31, 2016. In addition, on October 26, 2016 we exercised our option to purchase the 40% indirect economic interest in Madison Storage NYC, LLC and therefore this investment is considered a voting interest entity as of December 31, 2016. Veritas Group IX-NYC, LLC was considered a VIE at December 31, 2016 (Note 4).

(h)	Represents a domestic ADC Arrangement. There was no unfunded balance on the loan related to this investment at December 31, 2016. This investment was placed into service during 2015.

(i)
The carrying value as of December 31, 2016 includes a $22.8 million impairment charge to reduce goodwill at the investee level to its fair value, partially offset by $10.6 million of income recognized in conjunction with the termination of a management agreement and a $10.6 million gain representing the portion of losses guaranteed by the previous management company under the terms of the management agreement.

(j)
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

The following tables present combined summarized investee financial information of our equity method investment properties. Amounts provided are the total amounts attributable to the investment properties and do not represent our proportionate share (in thousands):

	December 31 or September 30 (as applicable), (a)
	2016	2015
Real estate assets	$3,293,234	$3,378,044
Other assets	773,576	728,439
Total assets	4,066,810	4,106,483
Debt	2,619,153	2,530,826
Accounts payable, accrued expenses and other liabilities	447,944	325,315
Total liabilities	3,067,097	2,856,141
Partners’/members’ equity	$999,713	$1,250,342

	Twelve Months Ended December 31 or September 30 (as applicable), (a)
	2016	2015	2014
Revenues	$815,161	$779,875	$595,228
Expenses	865,706	791,224	546,170
(Loss) income from continuing operations	$(50,545)	$(11,349)	$49,058
__________

(a)
We record our investments in BPS Nevada, LLC, BG LLH, LLC, IDL Wheel Tenant, LLC, and Shelborne Property Associates, LLC on a one quarter lag. Therefore, amounts in our financial statements for the years ended December 31, 2016, 2015, and 2014 are based on balances and results of operations from BPS Nevada, LLC, BG LLH, LLC, IDL Wheel Tenant, LLC, and Shelborne Property Associates, LLC as of and for the 12 months ended September 30, 2016, 2015, and 2014, respectively.

Aggregate distributions from our interests in other unconsolidated real estate investments were $57.8 million, $52.1 million, and $28.7 million for the years ended December 31, 2016, 2015, and 2014, respectively. At December 31, 2016 and 2015, the unamortized basis differences on our equity investments were $19.1 million and $26.5 million, respectively.

CPA®:17 – Global 2016 10-K – 99

Notes to Consolidated Financial Statements

Note 7. Intangible Assets and Liabilities

In connection with our investment activity during 2016, we recorded net lease intangibles comprised as follows (life in years, dollars in thousands):

	Weighted-Average Life	Amount
Finite-Lived Intangible Assets
In-place lease	13.7	$48,151
Above-market rent	20.0	5,663
		$53,814
Finite-Lived Intangible Liabilities
Below-market rent	19.3	$(5,454)

Intangible assets and liabilities are summarized as follows (in thousands):

		December 31, 2016			December 31, 2015
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
In-place lease and tenant relationship	1 - 53	$620,149	$(181,598)	$438,551	$588,858	$(143,635)	$445,223
Above-market rent	3 - 40	91,895	(24,599)	67,296	88,288	(20,405)	67,883
Below-market ground leases	55 - 94	12,023	(508)	11,515	12,184	(322)	11,862
		724,067	(206,705)	517,362	689,330	(164,362)	524,968
Indefinite-Lived Intangible Assets
Goodwill		304	—	304	304	—	304
Total intangible assets		$724,371	$(206,705)	$517,666	$689,634	$(164,362)	$525,272

Finite-Lived Intangible Liabilities
Below-market rent	1 - 53	$(120,725)	$39,025	$(81,700)	$(116,952)	$21,364	$(95,588)
Above-market ground lease	49 - 88	(1,145)	46	(1,099)	(1,145)	32	(1,113)
Total intangible liabilities		$(121,870)	$39,071	$(82,799)	$(118,097)	$21,396	$(96,701)

Net amortization of intangibles, including the effect of foreign currency translation, was $37.0 million, $36.7 million, and $38.0 million for years ended December 31, 2016, 2015, and 2014. Amortization of below-market rent and above-market rent intangibles is recorded as an adjustment to Rental income; amortization of below-market ground lease and above-market ground lease intangibles is included in Property expenses; and amortization of in-place lease and tenant relationship intangibles is included in Depreciation and amortization. In-place lease intangibles and tenant relationship intangibles are included in In-place lease and tenant relationship intangible assets, net in the consolidated financial statements. Above-market rent, below-market ground lease (as lessee) intangibles, and goodwill are included in Other intangible assets, net in the consolidated financial statements. Below-market rent and above-market ground lease (as lessor) intangibles are included in Below-market rent and other intangible liabilities, net in the consolidated financial statements.

We performed our annual test for impairment of goodwill during the fourth quarter of 2016 and no impairment was indicated. Goodwill resides within our Net Lease segment, which is also the reporting unit for goodwill impairment testing.

CPA®:17 – Global 2016 10-K – 100

Notes to Consolidated Financial Statements

Based on the intangible assets and liabilities recorded at December 31, 2016, scheduled annual net amortization of intangibles for the next five calendar years and thereafter is as follows (in thousands):

Years Ending December 31,	Net (Increase) Decrease in Rental Income	Increase to Amortization/Property Expenses	Net
2017	$(2,849)	$42,808	$39,959
2018	466	35,008	35,474
2019	466	34,691	35,157
2020	458	34,563	35,021
2021	461	34,455	34,916
Thereafter	(13,406)	267,442	254,036
	$(14,404)	$448,967	$434,563

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

Derivative Assets — Our derivative assets, which are included in Other assets, net in the consolidated financial statements, are comprised of interest rate caps, interest rate swaps, foreign currency forward contracts, stock warrants, foreign currency collars, and a swaption (Note 9). The interest rate caps, interest rate swaps, foreign currency forward contracts, foreign currency collars, and swaption were measured at fair value using readily observable market inputs, such as quotations on interest rates, and were classified as Level 2 as these instruments are custom, over-the-counter contracts with various bank counterparties that are not traded in an active market. The stock warrants were measured at fair value using internal valuation models that incorporated market inputs and our own assumptions about future cash flows. We classified these assets as Level 3 because they are not traded in an active market.

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

We did not have any transfers into or out of Level 1, Level 2, and Level 3 category of measurements during the years ended December 31, 2016, 2015, and 2014.

Our other financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands):

		December 31, 2016		December 31, 2015
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-recourse debt (a) (b)	3	$2,022,250	$2,053,353	$1,881,774	$1,937,459
Loans receivable (b)	3	31,500	31,500	44,044	44,044
CMBS (c)	3	4,027	7,470	2,765	8,739
___________

CPA®:17 – Global 2016 10-K – 101

Notes to Consolidated Financial Statements

(a)
In accordance with ASU 2015-03, we reclassified deferred financing costs from Other assets, net to Non-recourse debt, net and Senior Credit Facility, net as of December 31, 2015, for the amount of $12.8 million (Note 2). The carrying value of Non-recourse debt, net includes unamortized deferred financing costs of $9.3 million and $12.5 million at December 31, 2016 and 2015, respectively.

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

(c)
At December 31, 2016 and 2015, we had three separate tranches of CMBS investments, which are scheduled to mature between November 2017 and February 2018. The carrying value of our CMBS is inclusive of impairment charges for the years ended December 31, 2016 and 2015, as well as accretion related to the estimated cash flows expected to be received.

We estimated that our other financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values at both December 31, 2016 and 2015.

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

The following table presents information about the assets for which we recorded an impairment charge that was measured at fair value on a non-recurring basis (in thousands):

	Year Ended December 31, 2016		Year Ended December 31, 2015		Year Ended December 31, 2014
	Fair Value Measurements	Total Impairment Charges	Fair Value Measurements	Total Impairment Charges	Fair Value Measurements	Total Impairment Charges
Impairment Charges
Real estate	$14,850	$29,183	$—	$—	$—	$—
CMBS	400	523	1,478	1,023	1,808	570
		29,706		1,023		570
Equity investments in real estate	12,528	1,919	—	—	7,662	766
		$31,625		$1,023		$1,336

Impairment charges, and their related fair value measurements, recognized during 2016, 2015, and 2014 were as follows:

Real Estate

During the year ended December 31, 2016, as a result of entering into a purchase agreement to sell one of our investments, which is currently classified as held for sale, we recognized an impairment charge of $29.2 million in order to reduce the carrying value of the property to its estimated fair value, net of estimated selling costs. The fair value measurements for the property approximated its estimated selling price, less estimated costs to sell. We used available information, including third-party broker information and internal discounted cash flow models (Level 3 inputs), in determining the fair value of this property.

CPA®:17 – Global 2016 10-K – 102

Notes to Consolidated Financial Statements

CMBS

During the years ended December 31, 2016, 2015 and 2014, we incurred other-than-temporary impairment charges on certain tranches in our CMBS portfolio totaling $0.5 million, $1.0 million and $0.6 million, respectively, to reduce their carrying values to their estimated fair values as a result of non-performance. The fair value measurements related to the impairment charges were derived from third-party appraisals, which were based on input from dealers, buyers, and other market participants, as well as updates on prepayments, losses, and delinquencies within our CMBS portfolio.

Equity Investments in Real Estate

During the year ended December 31, 2016, we recognized an other-than-temporary impairment charge of $1.9 million on our Apply Sørco AS investment (Note 6), to reduce the carrying value of a property held by the jointly owned investment to its estimated fair value due to a decline in market conditions. The fair value measurement related to the impairment charge was determined by estimating discounted cash flows using three significant unobservable inputs, which are the cash flow discount rate, the residual discount rate, and the residual capitalization rate equal to 8.8%, 7.8%, and 6.8%, respectively. Significant increases or decreases to these inputs in isolation would result in a significant change in the fair value measurement.

During the year ended December 31, 2016, our Shelborne equity method investment recorded a $22.8 million impairment charge to reduce goodwill at the investee level to its fair value (Note 6). The fair value measurement related to the impairment charge was determined by estimating discounted cash flows using three significant unobservable inputs, which are the cash flow discount rate, the residual discount rate, and the residual capitalization rate equal to 8.0%, 8.0%, and 6.8%, respectively. Significant increases or decreases to these inputs in isolation would result in a significant change in the fair value measurement.

During the year ended December 31, 2014, we recognized an other-than-temporary impairment charge of $0.8 million on our Eroski Sociedad Cooperativa – Mallorca investment (Note 6), to reduce the carrying value of a property held by the jointly owned investment to its estimated fair value due to a decline in market conditions. The fair value measurement related to the impairment charge was determined by estimating discounted cash flows using three significant unobservable inputs, which are the cash flow discount rate, the residual discount rate, and the residual capitalization rate equal to 11.8%, 10.5%, and 9.5%, respectively. Significant increases or decreases to these inputs in isolation would result in a significant change in the fair value measurement.

Note 9. Risk Management and Use of Derivative Financial Instruments

Risk Management

In the normal course of our ongoing business operations, we encounter economic risk. There are four main components of economic risk that impact us: interest rate risk, credit risk, market risk, and foreign currency risk. We are primarily subject to interest rate risk on our interest-bearing liabilities, including the Senior Credit Facility (Note 10). Credit risk is the risk of default on our operations and our tenants’ inability or unwillingness to make contractually required payments. Market risk includes changes in the value of our properties and related loans, as well as changes in the value of our other investments due to changes in interest rates or other market factors. We own investments in Europe and Asia and are subject to risks associated with fluctuating foreign currency exchange rates.

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

CPA®:17 – Global 2016 10-K – 103

Notes to Consolidated Financial Statements

We measure derivative instruments at fair value and record them as assets or liabilities, depending on our rights or obligations under the applicable derivative contract. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. For a derivative designated, and that qualifies, as a cash flow hedge, the effective portion of the change in fair value of the derivative is recognized in Other comprehensive loss until the hedged item is recognized in earnings. For a derivative designated, and that qualified, as a net investment hedge, the effective portion of the change in the fair value and/or the net settlement of the derivative are reported in Other comprehensive loss as part of the cumulative foreign currency translation adjustment. Amounts are reclassified out of Other comprehensive loss into earnings when the hedged investment is either sold or substantially liquidated. The ineffective portion of the change in fair value of any derivative is immediately recognized in earnings.

The following table sets forth certain information regarding our derivative instruments (in thousands):

Derivatives Designated as Hedging Instruments		Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
	Balance Sheet Location	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Foreign currency forward contracts	Other assets, net	$38,735	$41,850	$—	$—
Foreign currency collars	Other assets, net	522	4	—	—
Interest rate caps	Other assets, net	79	—	—	—
Interest rate swaps	Other assets, net	54	—	—	—
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	—	—	(6,011)	(10,732)
Foreign currency collars	Accounts payable, accrued expenses and other liabilities	—	—	(4)	(109)
Derivatives Not Designated as Hedging Instruments
Stock warrants	Other assets, net	1,848	1,782	—	—
Swaption	Other assets, net	264	309	—	—
Interest rate swap	Accounts payable, accrued expenses and other liabilities	—	—	(173)	—
Total derivatives		$41,502	$43,945	$(6,188)	$(10,841)

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis on our consolidated financial statements. At both December 31, 2016 and 2015, no cash collateral had been posted or received for any of our derivative positions.

CPA®:17 – Global 2016 10-K – 104

Notes to Consolidated Financial Statements

The following tables present the impact of our derivative instruments in the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized on Derivatives in Other Comprehensive (Loss) Income (Effective Portion)
	Years Ended December 31,
Derivatives in Cash Flow Hedging Relationships	2016	2015	2014
Interest rate swaps	$4,174	$2,715	$(5,542)
Foreign currency forward contracts	(2,224)	18,126	29,313
Foreign currency collars	628	(107)	(290)
Interest rate caps (a)	4	—	913

Derivatives in Net Investment Hedging Relationships (b)
Foreign currency forward contracts	(241)	417	484
Foreign currency collars	(5)	2	—

Derivatives Formerly in Net Investment Hedging Relationships (c)
Foreign currency forward contracts	—	—	4,511
Total	$2,336	$21,153	$29,389

		Amount of Gain (Loss) Reclassified from Other Comprehensive (Loss) Income into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified to Income	Years Ended December 31,
		2016	2015	2014
Foreign currency forward contracts	Other income and (expenses)	$7,558	$8,083	$1,145
Interest rate swaps	Interest expense	(6,339)	(7,837)	(7,057)
Interest rate caps	Interest expense	—	—	(913)
Foreign currency collars	Other income and (expenses)	—	—	751
Total		$1,219	$246	$(6,074)
__________

(a)	Includes gains attributable to a noncontrolling interest of $0.4 million for the year ended December 31, 2014.

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

Amounts reported in Other comprehensive loss related to interest rate swaps will be reclassified to Interest expense as interest is incurred on our variable-rate debt. Amounts reported in Other comprehensive loss related to foreign currency derivative contracts will be reclassified to Other income and (expenses) when the hedged foreign currency contracts are settled. At December 31, 2016, we estimated that an additional $1.1 million and $9.8 million will be reclassified as interest expense and as other expenses, respectively, during the next 12 months.

CPA®:17 – Global 2016 10-K – 105

Notes to Consolidated Financial Statements

The following table presents the impact of our derivative instruments in the consolidated financial statements (in thousands):

		Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives Not in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Years Ended December 31,
		2016	2015	2014
Stock warrants	Other income and (expenses)	$66	$(66)	$66
Swaption	Other income and (expenses)	(45)	(196)	(700)
Interest rate swap	Interest expense	6	—	—
Embedded credit derivatives	Other income and (expenses)	—	177	1,378
Foreign currency forward contracts	Other income and (expenses)	—	(16)	364
Foreign currency collars	Other income and (expenses)	—	(8)	—

Derivatives in Cash Flow Hedging Relationships
Interest rate swaps (a)	Interest expense	463	302	(88)
Total		$490	$193	$1,020
__________

(a)	Relates to the ineffective portion of the hedging relationship.

See below for information regarding why we enter into our derivative instruments and concerning derivative instruments owned by unconsolidated investments, which are excluded from the tables above.

Interest Rate Swaps, Caps, and Swaption

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

The interest rate swaps and swaption that our consolidated subsidiaries had outstanding at December 31, 2016 are summarized as follows (currency in thousands):

Interest Rate Derivatives	Number of Instruments	Notional Amount		Fair Value at December 31, 2016 (a)
Designated as Cash Flow Hedging Instruments
Interest rate swaps	14	231,481	USD	$(4,809)
Interest rate swaps	6	63,585	EUR	(1,148)
Interest rate cap	1	6,394	GBP	41
Interest rate cap	1	12,324	EUR	38
Not Designated as Hedging Instrument
Swaption	1	13,230	USD	264
Swap	1	4,960	EUR	(173)
				$(5,787)
__________

(a)	Fair value amount is based on the exchange rate of the euro at December 31, 2016, as applicable.

CPA®:17 – Global 2016 10-K – 106

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

In order to hedge certain of our foreign currency cash flow exposures, we enter into foreign currency forward contracts and collars. A foreign currency forward contract is a commitment to deliver a certain amount of currency at a certain price on a specific date in the future. A foreign currency collar consists of a written call option and a purchased put option to sell the foreign currency at a range of predetermined exchange rates. By entering into forward contracts and holding them to maturity, we are locked into a future currency exchange rate for the term of the contract. A foreign currency collar guarantees that the exchange rate of the currency will not fluctuate beyond the range of the options’ strike prices. Our foreign currency forward contracts and foreign currency collars have maturities of 77 months or less. Certain of our foreign currency contracts are hedging the exposure to foreign currency risks of our net investments in a foreign operations, which we designate as net investment hedges.

The following table presents the foreign currency derivative contracts we had outstanding and their designations at December 31, 2016 (currency in thousands):

Foreign Currency Derivatives	Number of Instruments	Notional Amount		Fair Value at December 31, 2016
Designated as Cash Flow Hedging Instruments
Foreign currency forward contracts	61	122,794	EUR	$35,199
Foreign currency zero-cost collars	2	15,100	EUR	522
Foreign currency forward contracts	13	9,389	NOK	181
Foreign currency zero-cost collars	3	2,000	NOK	(2)
Designated as Net Investment Hedging Instruments
Foreign currency forward contracts	5	806,679	JPY	3,248
Foreign currency forward contracts	3	5,549	NOK	107
Foreign currency zero-cost collar	1	2,500	NOK	(2)
				$39,253

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of any collateral received. No collateral was received as of December 31, 2016. At December 31, 2016, our total credit exposure was $38.6 million and the maximum exposure to any single counterparty was $17.5 million.

Some of the agreements with our derivative counterparties contain cross-default provisions that could trigger a declaration of default on our derivative obligations if we default, or are capable of being declared in default, on certain of our indebtedness. At December 31, 2016, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives that were in a net liability position was $6.7 million and $11.4 million at December 31, 2016 and December 31, 2015, respectively, which included accrued interest and any nonperformance risk adjustments. If we had breached any of these provisions at December 31, 2016 or December 31, 2015, we could have been required to settle our obligations under these agreements at their aggregate termination value of $7.3 million and $11.9 million, respectively.

CPA®:17 – Global 2016 10-K – 107

Notes to Consolidated Financial Statements

Note 10. Debt

Non-Recourse Debt

Non-recourse debt consists of mortgage notes payable, which are collateralized by the assignment of real estate properties. For a list of our encumbered properties, see Schedule III — Real Estate and Accumulated Depreciation. At December 31, 2016, our mortgage notes payable bore interest at fixed annual rates ranging from 1.9% to 10.9% and variable contractual annual rates ranging from 1.3% to 6.0%, with maturity dates ranging from 2017 to 2031.

Financing Activity During 2016

During 2016, we obtained seven new non-recourse mortgage financings and completed two additional drawdowns on already existing mortgage financings totaling $170.9 million net of discounts with a weighted-average annual interest rate and term to maturity of 2.0% and 7.1 years, respectively.

Additionally, in connection with the acquisition of the remaining 15% interest in a self-storage portfolio that we now control (Note 4), we now consolidate the outstanding mortgage debt of this investment, which totaled $69.8 million net of discounts with a weighted-average annual interest rate of 4.5% and term to maturity of 1.1 years.

During 2016, we defeased seven non-recourse mortgage loans with outstanding principal balances totaling $121.9 million net of discounts and recognized losses on extinguishment of debt totaling $23.6 million primarily comprised of prepayment penalties and defeasance costs. These mortgage loans had a weighted-average interest rate and remaining term of maturity of 4.9% and 5.7 years, respectively, and encumbered a total of 52 self-storage properties, 34 of which were sold (Note 14) and 18 of which were refinanced with new non-recourse mortgage loans totaling $65.9 million. These loans have a weighted-average interest rate and term to maturity of 3.0% and 4.8 years, respectively.
Additionally, during 2016, we refinanced four non-recourse mortgage loans totaling $206.4 million with new non-recourse mortgage financing totaling $211.8 million and recognized a loss on extinguishment of debt of $0.8 million. These mortgage loans have a weighted-average interest rate and term to maturity of 2.0% and 4.7 years, respectively.

Financing Activity During 2015

During 2015, we obtained six new non-recourse mortgage financings and one refinancing totaling $170.2 million, with a weighted-average annual interest rate of 2.9% and term of 8.6 years, of which $37.4 million related to investments acquired during prior years and $132.8 million related to investments acquired during 2015.

During 2015, we repaid four non-recourse mortgage loans with outstanding principal balances totaling $93.7 million and a weighted-average interest rate of 6.2%. Two of these loans were repaid prior to maturity and had outstanding principal balances totaling $57.5 million and a weighted-average remaining term to maturity of 4.9 years.  In addition, three of these non-recourse mortgages encumbered properties of jointly owned investments with our Advisor, WPC, which we consolidate. WPC contributed $15.9 million in connection with the repayment of these non-recourse mortgages. We recognized a loss on extinguishment of debt of $0.3 million on one of the non-recourse mortgages paid prior to maturity, which is included in Other income and (expenses) in the consolidated financial statements.

Senior Credit Facility

On August 26, 2015, we entered into a Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., as syndication agent, and a syndicate of other lenders, which we refer to herein as the Credit Agreement. The Credit Agreement was amended on March 31, 2016 to clarify the Restricted Payments covenant (see below); no other terms were changed. The Credit Agreement provides for a $200.0 million senior unsecured revolving credit facility, or the Revolver, and a $50.0 million delayed-draw term loan facility, or the Term Loan. We refer to the Revolver and the Term Loan together as the Senior Credit Facility, which has a maximum aggregate principal amount of $250.0 million and, subject to lender approval, an accordion feature of $250.0 million. The Senior Credit Facility is scheduled to mature on August 26, 2018, and may be extended by us for two 12-month periods.

The Senior Credit Facility provides for an annual interest rate of either (i) the Eurocurrency Rate or (ii) the Base Rate, in each case plus the Applicable Rate (each as defined in the Credit Agreement). With respect to the Revolver, the Applicable Rate on Eurocurrency loans and letters of credit ranges from 1.50% to 2.25% (based on LIBOR) and the Applicable Rate on Base Rate

CPA®:17 – Global 2016 10-K – 108

Notes to Consolidated Financial Statements

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

The following table presents a summary of our Senior Credit Facility (dollars in thousands):

	Interest Rate at December 31, 2016	Outstanding Balance at December 31,
Senior Credit Facility, net		2016	2015
Term Loan (a)	LIBOR + 1.55%	$49,751	$—
Revolver:
Revolver - borrowing in U.S. dollars (a)	—%	—	112,834
		$49,751	$112,834
__________

(a)	Includes unamortized deferred financing costs and discounts.

On September 30, 2016, we exercised the delayed draw option on our Term Loan and borrowed $50.0 million. The Term Loan bears interest at LIBOR + 1.55% and is scheduled to mature on August 26, 2018, unless extended pursuant to its terms. At December 31, 2016, availability under the Senior Credit Facility was $200.0 million. The Revolver and Term Loan are used for our working capital needs and for new investments, as well as for general corporate purposes.

We are required to ensure that the total Restricted Payments (as defined in the amended Credit Agreement) in an aggregate amount in any fiscal year does not exceed the greater of 95% of MFFO and the amount of Restricted Payments required in order for us to (i) maintain our REIT status and (ii) avoid the payment of federal or state income or excise tax. Restricted Payments include quarterly dividends and the total amount of shares repurchased by us, if any, in excess of $100.0 million per year. In addition to placing limitations on dividend distributions and share repurchases, the Credit Agreement also stipulates certain customary financial covenants. We were in compliance with all such covenants at December 31, 2016.

Scheduled Debt Principal Payments

Scheduled debt principal payments for each of the next five calendar years following December 31, 2016 and thereafter through 2031 are as follows (in thousands):

Years Ending December 31,	Total
2017	$425,252
2018 (a)	140,063
2019	71,017
2020	234,858
2021	431,031
Thereafter through 2031	785,524
Total principal payments	2,087,745
Deferred financing costs	(9,491)
Unamortized discount, net	(6,253)
Total	$2,072,001
__________

(a)	Includes the $50.0 million Term Loan outstanding at December 31, 2016 under our Senior Credit Facility, which is scheduled to mature on August 26, 2018, unless extended pursuant to its terms.

Certain amounts in the table above are based on the applicable foreign currency exchange rate at December 31, 2016. The carrying value of our Non-recourse debt decreased by $24.2 million from December 31, 2015 to December 31, 2016 due the

CPA®:17 – Global 2016 10-K – 109

Notes to Consolidated Financial Statements

strengthening of the U.S. dollar relative to foreign currencies, particularly the euro and the British pound sterling, during the same period.

Note 11. Commitments and Contingencies

At December 31, 2016, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations. See Note 4 for unfunded construction commitments.

Note 12. Equity

Distributions

Distributions paid to stockholders consist of ordinary income, capital gains, return of capital, or a combination thereof for income tax purposes. The following table presents annualized distributions per share, declared and paid during the years ended December 31, 2016, 2015 and 2014, reported for tax purposes and serves as a designation of capital gain distributions, if applicable, pursuant to Internal Revenue Code Section 857(b)(3)(C) and Treasury Regulation § 1.857-6(e):

	Years Ended December 31,
	2016	2015	2014
Ordinary income	$0.1994	$0.3220	$0.3528
Capital gain	0.3103	—	—
Return of capital	0.1403	0.3280	0.2972
Total distributions paid	$0.6500	$0.6500	$0.6500

During the fourth quarter of 2016, our board of directors declared a quarterly distribution of $0.1625 per share, which was paid on January 13, 2017 to stockholders of record on December 30, 2016, in the amount of $55.8 million.

During the year ended December 31, 2016, our board of directors declared distributions in the aggregate amount of $222.0 million, which equates to $0.6500 per share.

CPA®:17 – Global 2016 10-K – 110

Notes to Consolidated Financial Statements

Reclassifications Out of Accumulated Other Comprehensive Loss

The following tables present a reconciliation of changes in Accumulated other comprehensive loss by component for the periods presented (in thousands):

	Gains and Losses on Derivative Instruments	Gains and Losses on Marketable Securities	Foreign Currency Translation Adjustments	Total
Balance at January 1, 2014	$(16,717)	$(391)	$3,666	$(13,442)
Other comprehensive loss before reclassifications	18,365	285	(93,401)	(74,751)
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	7,970	—	—	7,970
Other income and (expenses)	(1,896)	—	—	(1,896)
Total	6,074	—	—	6,074
Net current-period Other comprehensive loss	24,439	285	(93,401)	(68,677)
Net current-period Other comprehensive loss attributable to noncontrolling interests	(411)	—	1,523	1,112
Balance at December 31, 2014	7,311	(106)	(88,212)	(81,007)
Other comprehensive loss before reclassifications	21,135	29	(81,037)	(59,873)
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	7,837	—	—	7,837
Other income and (expenses)	(8,083)	—	—	(8,083)
Total	(246)	—	—	(246)
Net current-period Other comprehensive loss	20,889	29	(81,037)	(60,119)
Net current-period Other comprehensive loss attributable to noncontrolling interests	—	—	1,321	1,321
Balance at December 31, 2015	28,200	(77)	(167,928)	(139,805)
Other comprehensive loss before reclassifications	2,568	29	(18,785)	(16,188)
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	6,339	—	—	6,339
Other income and (expenses)	(7,558)	—	—	(7,558)
Total	(1,219)	—	—	(1,219)
Net current-period Other comprehensive loss	1,349	29	(18,785)	(17,407)
Net current-period Other comprehensive loss attributable to noncontrolling interests	—	—	536	536
Balance at December 31, 2016	$29,549	$(48)	$(186,177)	$(156,676)

Note 13. Income Taxes

We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code. We believe we have operated, and we intend to continue to operate, in a manner that allows us to continue to qualify as a REIT. Under the REIT operating structure, we are permitted to deduct distributions paid to our stockholders and generally will not be required to pay U.S. federal income taxes. Accordingly, the only provision of income taxes in the consolidated financial statements relates to our taxable REIT subsidiaries.

We conduct business in various states and municipalities within the United States, Europe, and Asia, and as a result, we file income tax returns in the U.S. federal jurisdiction and various states and certain foreign jurisdictions. Our tax returns are subject to audit by taxing authorities. Such audits can often take years to complete and settle.

CPA®:17 – Global 2016 10-K – 111

Notes to Consolidated Financial Statements

The components of our provision for income taxes for the periods presented are as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Federal
Current	$130	$110	$110
Deferred	4,327	954	7,078
	4,457	1,064	7,188
State and Local
Current	(26)	840	426
Deferred	312	1,312	—
	286	2,152	426
Foreign
Current	3,677	3,787	2,600
Deferred	57	1,882	511
	3,734	5,669	3,111
Total Provision	$8,477	$8,885	$10,725

We recorded a deferred tax provision of $4.0 million, $2.3 million, and $7.1 million for certain of our equity investments in 2016, 2015, and 2014, respectively.

We account for uncertain tax positions in accordance with ASC 740, Income Taxes. Our taxable subsidiaries recognize tax positions in the financial statements only when it is more likely than not that the position will be sustained on examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized on settlement. A liability is established for differences between positions taken in a tax return and amounts recognized in the financial statements.

The following table presents a reconciliation of the beginning and ending amount of unrecognized tax benefits (in thousands):

	Years Ended December 31,
	2016	2015
Beginning balance	$198	$589
Decrease due to lapse in statute of limitations	(198)	(362)
Foreign currency translation adjustments	—	(29)
Ending balance	$—	$198

At December 31, 2016 we had no unrecognized tax benefits due to the lapse of the statute of limitations. We recognize interest and penalties related to uncertain tax positions in income tax expense. At December 31, 2016, we had no accrued interest related to uncertain tax positions and at December 31, 2015 less than $0.1 million of accrued interest related to uncertain tax positions.

Tax authorities in the relevant jurisdictions may select our tax returns for audit and propose adjustments before the expiration of the statute of limitations. Our tax returns filed for tax years 2012 through 2016 remain open to adjustment in the major tax jurisdictions.

CPA®:17 – Global 2016 10-K – 112

Notes to Consolidated Financial Statements

Deferred Income Taxes

Our deferred tax assets before valuation allowances were $33.0 million and $33.1 million at December 31, 2016 and 2015, respectively. Our deferred tax liabilities were $32.7 million and $24.9 million at December 31, 2016 and 2015, respectively. We determined that $28.1 million and $29.0 million of our deferred tax assets did not meet the criteria for recognition under the accounting guidance for income taxes and accordingly, we established valuation allowances in those amounts at December 31, 2016 and 2015, respectively. Our deferred tax asset, net of valuation allowance, is recorded in Other assets, net on our consolidated balance sheet. Our deferred tax assets and liabilities at December 31, 2016 and 2015 are primarily the result of temporary differences related to:

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

At December 31, 2016, we had net operating losses in U.S. federal, state, and foreign jurisdictions of approximately $35.1 million, $21.3 million, and $19.9 million, respectively. At December 31, 2015, we had net operating losses in U.S. federal, state and foreign jurisdictions of approximately $30.8 million, $23.5 million, and $32.0 million, respectively. If not utilized, the U.S. federal net operating loss carryforwards will begin to expire in 2032. The state and local net operating loss carryforwards will begin to expire in 2017. Certain of our foreign net operating loss carryforwards began to expire in 2016. The utilization of net operating losses may be subject to certain limitations under the tax laws of the relevant jurisdiction.

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

Property Dispositions

The results of operations for properties that have been sold or classified as held for sale are included in the consolidated financial statements and are summarized as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Revenues	$32,170	$37,062	$39,211
Expenses	(27,415)	(32,457)	(37,570)
Gain on sale of real estate, net of tax	132,858	2,197	13,338
Impairment charges	(29,183)	—	—
Loss on extinguishment of debt	(15,807)	—	—
Provision for income taxes	(24)	(4)	(29)
Income from properties sold or classified as held for sale, net of income taxes	$92,599	$6,798	$14,950

CPA®:17 – Global 2016 10-K – 113

Notes to Consolidated Financial Statements

2016 — During 2016, we sold 34 self-storage properties for total proceeds of $259.1 million, net of selling costs and recognized a gain on the sale of these assets of $132.9 million in the aggregate. Proceeds from the sales were used to repay non-recourse mortgage loans encumbering the properties with outstanding principal balances aggregating $84.7 million, and as a result, we recorded a loss on extinguishment of debt of $15.8 million.

During 2016, we entered into an agreement with a tenant that occupies the majority of a domestic office building to terminate its lease, contingent upon the sale of the property to a third party, which we currently expect to occur in the first quarter of 2017. In addition, during the fourth quarter of 2016, we entered into an agreement to sell the property to a third party and the buyer placed a non-refundable deposit of $2.5 million for the purchase of the property that was held in escrow. At December 31, 2016, the land and building related to this property were classified as held for sale (Note 4) (since it is probable that the sale will close) and an impairment charge of $29.2 million was recognized during the year ended December 31, 2016 related to the carrying value of the land and building.

2015 — In connection with the I Shops partial sale noted below, we recognized a gain on sale of real estate of $2.2 million during the year ended December 31, 2015.

2014 — On December 1, 2011, we entered into a contract with I Shops LLC, a real estate developer, to finance the renovation of a hotel and construction of a shopping center in Orlando, Florida. As a result of the terms of that agreement, we consolidated the hotel and the shopping center. Additionally, as a condition to providing the construction loan, we entered into a contract with the developer that granted us the option to acquire a 15% equity interest in the parent company that owns I Shops LLC. However, we did not exercise the option and it expired on January 31, 2015.

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

None of our property dispositions during 2016, 2015, or 2014 qualified for classification as a discontinued operation.

CPA®:17 – Global 2016 10-K – 114

Notes to Consolidated Financial Statements

Note 15. Segment Reporting

We operate in two reportable business segments: Net Lease and Self Storage. Our Net Lease segment includes our domestic and foreign investments in net-leased properties, whether they are accounted for as operating or direct financing leases. Our Self Storage segment is comprised of our investments in self-storage properties. In addition, we have investments in loans receivable, CMBS, one hotel, and other properties, which are included in our All Other category. The following tables present a summary of comparative results and assets for these business segments (in thousands):

	Years Ended December 31,
	2016	2015	2014
Net Lease
Revenues	$389,709	$366,904	$340,791
Operating expenses (a)	(180,376)	(136,838)	(132,206)
Interest expense	(87,703)	(85,138)	(85,563)
Other income and (expenses), excluding interest expense (b)	10,412	18,508	8,190
Provision for income taxes	(2,887)	(7,458)	(9,486)
Gain on sale of real estate, net of tax	—	2,197	12,451
Net income attributable to noncontrolling interests	(14,098)	(15,247)	(12,415)
Net income attributable to CPA®:17 – Global	$115,057	$142,928	$121,762
Self-Storage
Revenues	$43,979	$46,418	$42,091
Operating expenses	(36,094)	(32,575)	(32,797)
Interest expense	(8,744)	(7,655)	(7,723)
Other income and (expenses), excluding interest expense (c)	25,920	(1,858)	(2,032)
Provision for income taxes	(183)	(167)	(192)
Gain on sale of real estate, net of tax	132,858	—	790
Net income attributable to CPA®:17 – Global	$157,736	$4,163	$137
All Other
Revenues	$6,674	$13,625	$13,824
Operating expenses	(633)	(1,712)	(7,215)
Interest expense	(5)	404	906
Other income and (expenses), excluding interest expense (d)	(8,419)	(1,691)	17,541
Provision for income taxes	(4,671)	(150)	(98)
Gain on sale of real estate, net of tax	—	—	97
Net (loss) income attributable to CPA®:17 – Global	$(7,054)	$10,476	$25,055
Corporate
Unallocated Corporate Overhead (e)	$(50,629)	$(48,694)	$(52,376)
Net income attributable to noncontrolling interests – Available Cash Distributions	$(24,765)	$(24,668)	$(20,427)
Total Company
Revenues	$440,362	$426,947	$396,706
Operating expenses (a)	(263,802)	(218,892)	(221,226)
Interest expense	(98,813)	(93,551)	(93,001)
Other income and (expenses), excluding interest expense (b) (c) (d)	27,080	16,304	21,901
Provision for income taxes	(8,477)	(8,885)	(10,725)
Gain on sale of real estate, net of tax	132,858	2,197	13,338
Net income attributable to noncontrolling interests	(38,863)	(39,915)	(32,842)
Net income attributable to CPA®:17 – Global	$190,345	$84,205	$74,151

CPA®:17 – Global 2016 10-K – 115

Notes to Consolidated Financial Statements

	Total Long-Lived Assets at December 31, (f)		Total Assets at December 31,
	2016	2015	2016	2015
Net Lease (g)	$3,210,351	$3,169,885	$3,905,402	$3,956,239
Self-Storage	240,095	261,273	252,195	269,081
All Other	228,763	257,844	266,231	309,288
Corporate	—	—	275,095	78,582
Total Company	$3,679,209	$3,689,002	$4,698,923	$4,613,190
___________

(a)	Includes an impairment charge of $29.2 million recognized on one property for the year ended December 31, 2016 (Note 8).

(b)	For the years ended December 31, 2016 and 2014, amounts include impairment charges of $1.9 million and $0.8 million, respectively, related to certain of our equity investments (Note 8).

(c)
Includes a Gain on change in control of interests of $49.9 million for the year ended December 31, 2016 (Note 4). Includes loss on extinguishment of debt of $23.6 million for the year ended December 31, 2016 (Note 10).

(d)
For the year ended December 31, 2016, our Shelborne equity method investment recorded a $22.8 million impairment charge to reduce goodwill at the investee level to its fair value, partially offset by $10.6 million of income recognized in conjunction with the termination of a management agreement and a $10.6 million gain representing the portion of losses guaranteed by the previous management company under the terms of the management agreement.

(e)
Included in unallocated corporate overhead are asset management fees, and general and administrative expenses, as well as interest expense and other charges related to our Senior Credit Facility. These expenses are calculated and reported at the portfolio level and not evaluated as part of any segment’s operating performance.

(f)	Includes Net investments in real estate and Equity investments in real estate.

(g)	Includes a property classified as Assets held for sale as of December 31, 2016 (Note 14).

CPA®:17 – Global 2016 10-K – 116

Notes to Consolidated Financial Statements

Our portfolio is comprised of domestic and international investments. The following tables present the geographic information (in thousands):

As of and for the Year Ended December 31, 2016	Texas	Other Domestic	International (a)	Total
Revenues	$67,860	$255,939	$116,563	$440,362
Operating expenses (b)	(75,455)	(137,928)	(50,419)	(263,802)
Net income	(11,730)	212,717	28,221	229,208
Net income attributable to noncontrolling interests	—	(37,580)	(1,283)	(38,863)
Net income attributable to CPA®:17 – Global	(11,730)	175,137	26,938	190,345
Long-lived assets (c)	282,519	2,232,192	1,164,498	3,679,209
Debt (d)	249,336	1,186,752	635,913	2,072,001

As of and for the Year Ended December 31, 2015	Texas	Other Domestic	International (a)	Total
Revenues	$63,933	$249,961	$113,053	$426,947
Operating expenses	(42,934)	(132,637)	(43,321)	(218,892)
Net income	9,317	74,577	40,226	124,120
Net income attributable to noncontrolling interests	—	(37,173)	(2,742)	(39,915)
Net income attributable to CPA®:17 – Global	9,317	37,404	37,484	84,205
Long-lived assets (c)	338,710	2,187,513	1,162,779	3,689,002
Debt (d)	268,171	1,212,556	513,881	1,994,608

For the Year Ended December 31, 2014	Texas	Other Domestic	International (a)	Total
Revenues	$58,167	$224,101	$114,438	$396,706
Operating expenses	(38,776)	(137,915)	(44,535)	(221,226)
Net income	8,110	62,071	36,812	106,993
Net income attributable to noncontrolling interests	—	(32,094)	(748)	(32,842)
Net income attributable to CPA®:17 – Global	8,110	29,977	36,064	74,151
___________

(a)
All years include investments in Croatia, Germany, Hungary, Japan, Poland, the Netherlands, Norway, Spain, Italy, and the United Kingdom; 2016 and 2015 include investments in the Czech Republic and Slovakia; and 2016 includes an investment in Lithuania.

(b)	Amount for Texas includes an impairment charge of $29.2 million recognized on one property for the year ended December 31, 2016 (Note 8).

(c)	Consists of Net investments in real estate and Equity investments in real estate.

(d)	Consists of Non-recourse debt, net and Senior Credit Facility, net.

CPA®:17 – Global 2016 10-K – 117

Notes to Consolidated Financial Statements

Note 16. Selected Quarterly Financial Data (Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Revenues	$107,226	$109,185	$110,076	$113,875
Expenses	56,205	60,037	87,442	60,118
Net income (a)	55,617	91,241	67,045	15,305
Net income attributable to noncontrolling interests	(10,194)	(9,383)	(8,827)	(10,459)
Net income attributable to CPA®:17 – Global	45,423	81,858	58,218	4,846

Earnings per share attributable to CPA®:17 – Global	$0.13	$0.24	$0.17	$0.01
Distributions declared per share	$0.1625	$0.1625	$0.1625	$0.1625

	Three Months Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Revenues	$98,750	$109,667	$108,202	$110,328
Expenses	54,108	53,795	54,253	56,736
Net income (b)	23,844	39,375	29,199	31,702
Net income attributable to noncontrolling interests	(9,264)	(10,935)	(9,147)	(10,569)
Net income attributable to CPA®:17 – Global	14,580	28,440	20,052	21,133

Earnings per share attributable to CPA®:17 – Global	$0.04	$0.09	$0.06	$0.06
Distributions declared per share	$0.1625	$0.1625	$0.1625	$0.1625
__________

(a)
Amount for the three months ended June 30, 2016 includes gains on change of control of interests of $49.9 million, recognized in connection our acquisition of the remaining 15% controlling interest in a jointly owned investment in five self-storage properties (Note 4). Amounts for the three months ended March 31, 2016, June 30, 2016 and September 30, 2016 include gain on sale of real estate, net of tax totaling $25.4 million, $25.0 million, and $82.3 million, respectively, recognized in connection with the disposition of certain self-storage properties that occurred during these periods. Amounts for the three months ended March 31, 2016, June 30, 2016, September 30, 2016, and December 31, 2016 include a loss on extinguishment of debt of $2.5 million, $5.1 million, $16.0 million, and $0.8 million, respectively (Note 10). Amount for the three months ended September 30, 2016, includes an impairment charge of $29.2 million (Note 8). During the three months ended December 31, 2016, our Shelborne equity investment incurred a $22.8 million impairment charge to reduce goodwill at the investee level to its fair value, partially offset by $10.6 million of income recognized in conjunction with the termination of a management agreement. Additionally, we recorded $10.6 million of losses guaranteed by the previous management company under the terms of the management agreement (Note 6).

(b)	Amount for the three months ended March 31, 2015 includes a gain on sale of real estate of $2.2 million, recognized in connection with the I Shops partial sale (Note 14).

Note 17. Subsequent Events

Mortgage Loan Repayments

In January 2017, our jointly owned Hellweg 2 equity investment repaid non-recourse mortgage loans with an aggregate principal balance of approximately $243.8 million, of which our interest was $89.0 million (amounts are based on the exchange rate of the euro as of the date of repayment).

On February 1, 2017, we refinanced a non-recourse mortgage loan of $92.4 million, which was scheduled to mature on that date, with a new loan of $105.0 million that has an interest rate of LIBOR plus 1.8% and is scheduled to mature in February 2020.

CPA®:17 – Global 2016 10-K – 118

Notes to Consolidated Financial Statements

On February 27, 2017, we drew down $33.8 million from our Senior Credit Facility (Note 10) (amount is based on the exchange rate of the euro on the date of draw). On February 28, 2017, we used the aforementioned funds to repay two non-recourse mortgage loans totaling $42.9 million, both of which were scheduled to mature in the first quarter of 2017 (amount is based on the exchange rate of the euro as of the date of repayment).

CPA®:17 – Global 2016 10-K – 119

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2016, 2015, and 2014
(in thousands)

Description	Balance at Beginning of Year	Change	Balance at End of Year
Year Ended December 31, 2016
Valuation reserve for deferred tax assets	$29,001	$(851)	$28,150

Year Ended December 31, 2015
Valuation reserve for deferred tax assets	$13,103	$15,898	$29,001

Year Ended December 31, 2014
Valuation reserve for deferred tax assets	$5,581	$7,522	$13,103

CPA®:17 – Global 2016 10-K – 120

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2016
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c)			Accumulated Depreciation (c)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Real Estate Under Operating Leases
Industrial facility in Norfolk, NE	$1,424	$625	$1,713	$—	$107	$625	$1,820	$2,445	$521	1975	Jun. 2008	30 yrs.
Office facility in Soest, Germany and warehouse facility in Bad Wünnenberg, Germany	—	3,193	45,932	—	(16,409)	2,126	30,590	32,716	6,926	1982; 1996	Jul. 2008	36 yrs.
Education facility in Chicago, IL	12,569	6,300	20,509	—	(527)	6,300	19,982	26,282	5,663	1912	Jul. 2008	30 yrs.
Industrial facilities in Sergeant Bluff, IA; Bossier City, LA; and Alvarado, TX	28,496	2,725	25,233	28,116	(3,395)	4,701	47,978	52,679	7,794	Various	Aug. 2008	25 - 40 yrs.
Industrial facility in Waldaschaff, Germany	—	10,373	16,708	—	(13,566)	5,125	8,390	13,515	4,302	1937	Aug. 2008	15 yrs.
Fitness facilities in Phoenix, AZ and Columbia, MD	34,419	14,500	48,865	—	(2,062)	14,500	46,803	61,303	9,660	2006	Sep. 2008	40 yrs.
Office facility in Birmingham, United Kingdom	15,475	3,591	15,810	949	(4,801)	2,724	12,825	15,549	2,257	2009	Sep. 2009	40 yrs.
Retail facility in Gorzow, Poland	5,622	1,095	13,947	—	(4,253)	786	10,003	10,789	1,817	2008	Oct. 2009	40 yrs.
Office facility in Hoffman Estates, IL	25,725	5,000	21,764	—	—	5,000	21,764	26,764	3,847	2009	Dec. 2009	40 yrs.
Office facility in The Woodlands, TX	35,435	1,400	41,502	—	—	1,400	41,502	42,902	7,350	2009	Dec. 2009	40 yrs.
Retail facilities located throughout Spain	34,047	32,574	52,101	—	(20,749)	24,660	39,266	63,926	6,799	Various	Dec. 2009	20 yrs.
Industrial facilities in Middleburg Heights and Union Township, OH	5,571	1,000	10,793	2	—	1,000	10,795	11,795	1,867	1990; 1997	Feb. 2010	40 yrs.
Industrial facilities in Phoenix, AZ; Colton, Fresno, Los Angeles, Orange, Pomona, and San Diego, CA; Safety Harbor, FL; Durham, NC; and Columbia, SC	12,487	19,001	13,059	—	—	19,001	13,059	32,060	2,597	Various	Mar. 2010	27 - 40 yrs.
Industrial facility in Evansville, IN	15,422	150	9,183	11,745	—	150	20,928	21,078	3,274	2009	Mar. 2010	40 yrs.
Warehouse facilities in Bristol, Cannock, Liverpool, Luton, Plymouth, Southampton, and Taunton, United Kingdom	3,768	8,639	2,019	—	(2,123)	6,906	1,629	8,535	389	Various	Apr. 2010	28 yrs.
Warehouse facility in Zagreb, Croatia	35,380	31,941	45,904	—	(15,204)	25,557	37,084	62,641	8,249	2001	Apr. 2010	30 yrs.
Office facilities in Tampa, FL	32,824	18,300	32,856	1,171	—	18,323	34,004	52,327	5,512	1985; 2000	May 2010	40 yrs.
Warehouse facility in Bowling Green, KY	25,663	1,400	3,946	33,809	—	1,400	37,755	39,155	5,040	2011	May 2010	40 yrs.
Warehouse facility in Elorrio, Spain	—	19,924	3,981	—	(2,678)	21,227	—	21,227	—	1996	Jun. 2010	40 yrs.
Warehouse facility in Gadki, Poland	3,774	1,134	1,183	7,611	(2,512)	844	6,572	7,416	944	2011	Aug. 2010	40 yrs.
Industrial and office facilities in Elberton, GA	—	560	2,467	—	—	560	2,467	3,027	450	1997; 2002	Sep. 2010	40 yrs.
Warehouse facilities in Rincon and Unadilla, GA	24,870	1,595	44,446	—	—	1,595	44,446	46,041	6,854	2000; 2006	Nov. 2010	40 yrs.
Office facility in Hartland, WI	3,138	1,402	2,041	—	—	1,402	2,041	3,443	360	2001	Nov. 2010	35 yrs.

CPA®:17 – Global 2016 10-K – 121

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2016
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c)			Accumulated Depreciation (c)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Retail facilities in Kutina, Slavonski Brod, Spansko, and Zagreb, Croatia	15,167	6,700	24,114	194	(6,437)	5,271	19,300	24,571	3,911	2000; 2002; 2003	Dec. 2010	30 yrs.
Warehouse and office facilities located throughout the United States	106,203	31,735	129,011	855	(9,861)	28,511	123,229	151,740	21,109	Various	Dec. 2010	40 yrs.
Office facility in Madrid, Spain	51,701	22,230	81,508	—	(20,482)	17,837	65,419	83,256	9,818	2002	Dec. 2010	40 yrs.
Office facility in Houston, TX	3,158	1,838	2,432	—	20	1,838	2,452	4,290	590	1982	Dec. 2010	25 yrs.
Retail facility in Las Vegas, NV	39,720	26,934	31,037	26,048	(44,166)	5,070	34,783	39,853	3,932	2012	Dec. 2010	40 yrs.
Warehouse facilities in Oxnard and Watsonville, CA	41,369	16,036	67,300	—	(7,149)	16,036	60,151	76,187	10,049	1975; 1994; 2002	Jan. 2011	10 - 40 yrs.
Warehouse facility in Dillon, SC	17,745	1,355	15,620	1,600	(69)	1,286	17,220	18,506	2,387	2001	Mar. 2011	40 yrs.
Warehouse facility in Middleburg Heights, OH	—	600	1,690	—	—	600	1,690	2,290	243	2002	Mar. 2011	40 yrs.
Office facility in Martinsville, VA	8,054	600	1,998	11,331	—	600	13,329	13,929	1,671	2011	May 2011	40 yrs.
Land in Chicago, IL	4,757	7,414	—	—	—	7,414	—	7,414	—	N/A	Jun. 2011	N/A
Industrial facility in Fraser, MI	3,895	928	1,392	6,193	(80)	928	7,505	8,433	968	2012	Sep. 2011	35 yrs.
Retail facilities located throughout Italy	165,336	91,691	262,377	—	(78,083)	71,058	204,927	275,985	29,660	Various	Sep. 2011	29 - 40 yrs.
Retail facilities in Delnice, Pozega, and Sesvete, Croatia	15,802	2,687	24,820	15,378	(10,055)	3,131	29,699	32,830	5,030	2011	Nov. 2011	30 yrs.
Retail facility in Orlando, FL	—	32,739	—	19,959	(32,739)	5,577	14,382	19,959	957	2011	Dec. 2011	40 yrs.
Land in Hudson, NY	735	2,080	—	—	—	2,080	—	2,080	—	N/A	Dec. 2011	N/A
Office facilities in Aurora, Eagan, and Virginia, MN	92,400	13,546	110,173	—	993	13,546	111,166	124,712	18,722	Various	Jan. 2012	32 - 40 yrs.
Industrial facility in Chmielów, Poland	15,849	1,323	5,245	30,804	(4,914)	1,737	30,721	32,458	2,542	2012	Apr. 2012	40 yrs.
Office facility in St. Louis, MO	5,524	954	4,665	1,685	—	954	6,350	7,304	659	1995	Jul. 2012	38 yrs.
Industrial facility in Avon, OH	3,413	926	4,975	—	—	926	4,975	5,901	671	2001	Aug. 2012	35 yrs.
Industrial facility in Elk Grove Village, IL	8,797	1,269	11,317	163	—	1,269	11,480	12,749	2,345	1961	Aug. 2012	40 yrs.
Education facilities in Montgomery, AL and Savannah, GA	15,513	5,255	16,960	—	—	5,255	16,960	22,215	2,236	1969; 2002	Sep. 2012	40 yrs.
Automotive dealerships in Huntsville, AL; Bentonville, AR; Bossier City, LA; Lee’s Summit, MO; Fayetteville, TN; and Fort Worth, TX	—	17,283	32,225	—	(15)	17,269	32,224	49,493	6,178	Various	Sep. 2012	16 yrs.
Office facility in Warrenville, IL	18,477	3,698	28,635	—	—	3,698	28,635	32,333	3,534	2002	Sep. 2012	40 yrs.
Office and warehouse facility in Zary, Poland	2,716	356	1,168	6,910	(1,618)	288	6,528	6,816	626	2013	Sep. 2012	40 yrs.
Industrial facility in Sterling, VA	13,682	3,118	14,007	5,071	—	3,118	19,078	22,196	2,401	1980	Oct. 2012	35 yrs.
Office facility in Houston, TX	127,785	19,331	123,084	6,494	2,899	19,331	132,477	151,808	18,166	1973	Nov. 2012	30 yrs.
Retail facility in Orlando, FL	58,283	3,307	10,607	104,619	—	26,000	92,533	118,533	3,986	2012	Nov. 2012	40 yrs.
Education facility in Eagan, MN	9,083	2,104	11,462	—	(85)	1,994	11,487	13,481	1,421	2003	Dec. 2012	35 yrs.

CPA®:17 – Global 2016 10-K – 122

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2016
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c)			Accumulated Depreciation (c)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Warehouse facility in Saitama Prefecture, Japan	22,159	17,292	28,575	—	(13,676)	12,136	20,055	32,191	3,248	2007	Dec. 2012	26 yrs.
Retail facilities in Bjelovar, Karlovac, Krapina, Krizevci, Metkovic, Novigrad, Porec, Umag, and Vodnjan, Croatia	18,989	5,059	28,294	6,634	(7,877)	5,740	26,370	32,110	2,785	Various	Dec. 2012	32 - 40 yrs.
Industrial facility in Portage, WI	4,634	3,338	4,556	502	—	3,338	5,058	8,396	758	1970	Jan. 2013	30 yrs.
Retail facility in Dallas, TX	9,662	4,441	9,649	—	—	4,441	9,649	14,090	957	1913	Feb. 2013	40 yrs.
Warehouse facility in Dillon, SC	25,826	3,096	2,281	37,989	—	3,096	40,270	43,366	2,602	2013	Mar. 2013	40 yrs.
Land in Chicago, IL	—	15,459	—	—	—	15,459	—	15,459	—	N/A	Apr. 2013	N/A
Office facility in Northbrook, IL	5,463	—	942	—	—	—	942	942	222	2007	May 2013	40 yrs.
Industrial facility in Wageningen, Netherlands	16,715	4,790	24,301	47	(5,639)	3,901	19,598	23,499	1,750	2013	Jul. 2013	40 yrs.
Warehouse facilities in Gadki, Poland	29,867	9,219	48,578	121	(11,148)	7,444	39,326	46,770	3,755	2007; 2010	Jul. 2013	40 yrs.
Automotive dealership in Lewisville, TX	9,346	3,269	9,605	—	—	3,269	9,605	12,874	1,126	2004	Aug. 2013	39 yrs.
Office facility in Auburn Hills, MI	5,904	789	7,163	—	—	789	7,163	7,952	626	2012	Oct. 2013	40 yrs.
Office facility in Haibach, Germany	8,375	2,544	11,114	—	(3,002)	1,985	8,671	10,656	1,040	1993	Oct. 2013	30 yrs.
Office facility in Tempe, AZ	14,726	—	16,996	4,272	—	—	21,268	21,268	1,761	2000	Dec. 2013	40 yrs.
Office facility in Tucson, AZ	8,102	2,440	11,175	—	—	2,440	11,175	13,615	1,007	2002	Feb. 2014	38 yrs.
Industrial facility in Drunen, Netherlands	9,419	990	6,328	7,922	(357)	1,292	13,591	14,883	562	2014	Apr. 2014	40 yrs.
Industrial facility in New Concord, OH	1,594	784	2,636	—	—	784	2,636	3,420	245	1999	Apr. 2014	35 - 40 yrs.
Office facility in Krakow, Poland	5,079	2,771	6,549	—	(1,728)	2,257	5,335	7,592	351	2003	Sep. 2014	40 yrs.
Retail facility in Gelsenkirchen, Germany	12,814	2,060	17,534	123	(3,253)	1,719	14,745	16,464	1,023	2000	Oct. 2014	35 yrs.
Office facility in Plymouth, Minnesota	22,099	2,601	15,599	5,743	925	2,601	22,267	24,868	1,565	1999	Dec. 2014	40 yrs.
Office facility in San Antonio, TX	14,159	3,131	13,124	—	—	3,131	13,124	16,255	760	2002	Jan. 2015	40 yrs.
Warehouse facilities in Mszczonów and Tomaszów Mazowiecki, Poland	29,981	10,108	35,856	8	(3,177)	9,407	33,388	42,795	2,158	1995; 2000	Feb. 2015	31 yrs.
Retail facilities in Joliet, IL; Fargo, ND; and Ashwaubenon, Brookfield, Greendale, and Wauwatosa, WI	41,836	20,936	34,627	332	—	20,936	34,959	55,895	2,230	Various	Jun. 2015	27 - 29 yrs.
Warehouse facility in Sered, Slovakia	10,588	4,059	15,297	8,896	(1,281)	3,889	23,082	26,971	778	2004	Jul. 2015	36 yrs.
Industrial facility in Tuchomerice, Czech Republic	16,376	9,424	21,860	256	(2,395)	9,124	20,021	29,145	631	1998	Dec. 2015	40 yrs.
Office facility in Warsaw, Poland	36,144	—	54,296	9	(1,725)	—	52,580	52,580	1,431	2015	Dec. 2015	40 yrs.
Net-lease student housing facility in Jacksonville, FL	11,922	870	15,787	—	—	870	15,787	16,657	408	2015	Jan. 2016	40 yrs.
Warehouse facilities in Houston, TX	—	2,210	1,362	—	—	2,210	1,362	3,572	42	1972	Feb. 2016	38 yrs.
Office facility in Oak Creek, WI	—	2,801	11,301	—	—	2,801	11,301	14,102	136	2000	Sep. 2016	35 yrs.

CPA®:17 – Global 2016 10-K – 123

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2016
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c)			Accumulated Depreciation (c)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Warehouse facility in Perrysburg, OH	—	774	11,756	—	—	774	11,756	12,530	120	1974	Sep. 2016	30 yrs.
Warehouse facilities in Shelbyville, IN; Kalamazoo, MI; Tiffin, OH; Andersonville, TN; and Millwood, WV	—	2,706	24,178	10,585	—	3,086	34,383	37,469	192	Various	Nov. 2016	28 - 40 yrs.
Warehouse facility in Zabia Wola, Poland	—	3,441	20,654	81	(107)	3,425	20,644	24,069	52	1999	Nov. 2016	40 yrs.
Warehouse facility in Kaunas, Lithuania	38,676	2,194	42,109	160	(431)	2,172	41,860	44,032	52	2008	Dec. 2016	40 yrs.
	$1,631,728	$648,055	$2,047,866	$404,387	$(354,884)	$563,050	$2,182,374	$2,745,424	$280,657

CPA®:17 – Global 2016 10-K – 124

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2016
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period Total	Date of Construction	Date Acquired
Description	Encumbrances	Land	Buildings
Direct Financing Method
Industrial and office facilities in Nagold, Germany	$—	$6,012	$41,493	$—	$(29,477)	$18,028	1937; 1994	Aug. 2008
Industrial facilities in Mayodan, Sanford, and Stoneville, NC	—	3,100	35,766	—	(2,579)	36,287	1992; 1997; 1998	Dec. 2008
Industrial facility in Glendale Heights, IL	17,000	3,820	11,148	18,245	3,009	36,222	1991	Jan. 2009
Office facility in New York City, NY	102,985	—	233,720	—	14,887	248,607	2007	Mar. 2009
Industrial facilities in Colton, Fresno, Los Angeles, Orange, Pomona, and San Diego, CA; Holly Hill, FL; Rockmart, GA; Ooltewah, TN; and Dallas, TX	9,155	1,730	20,778	—	(907)	21,601	Various	Mar. 2010
Warehouse facilities in Bristol, Leeds, Liverpool, Luton, Newport, Plymouth, and Southampton, United Kingdom	8,351	508	24,009	—	(6,460)	18,057	Various	Apr. 2010
Retail facilities in Dugo Selo and Samobor, Croatia	7,742	1,804	11,618	—	(2,875)	10,547	2002; 2003	Dec. 2010
Warehouse facility in Oxnard, CA	5,715	—	8,957	—	180	9,137	1975	Jan. 2011
Industrial facilities in Bartow, FL; Momence, IL; Smithfield, NC; Hudson, NY; and Ardmore, OK	21,081	3,750	50,177	—	5,756	59,683	Various	Apr. 2011
Industrial facility in Clarksville, TN	4,150	600	7,291	—	405	8,296	1998	Aug. 2011
Industrial facility in Countryside, IL	1,934	425	1,800	—	41	2,266	1981	Dec. 2011
Industrial facility in Bluffton, IN	1,853	264	3,407	—	19	3,690	1975	Apr. 2014
Retail facilities in Joliet, Illinois and Greendale, Wisconsin	15,092	—	19,002	2	355	19,359	1970; 1978	Jun. 2015
Warehouse facility in Houston, TX	—	—	4,233	—	49	4,282	1972	Feb. 2016
Industrial facilities in Sedalia, MO; Lumberton and Mount Airy, NC; Lima and Miamisburg, OH; and Wilkes-Barre, PA	—	2,142	10,085	—	103	12,330	Various	Apr. 2016
	$195,058	$24,155	$483,484	$18,247	$(17,494)	$508,392

CPA®:17 – Global 2016 10-K – 125

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2016
(in thousands)

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c)			Accumulated Depreciation (c)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Operating Real Estate – Self-Storage Facilities
Fort Worth, TX	$3,593	$610	$2,672	$62	$36	$610	$2,770	$3,380	$497	2004	Apr. 2011	33 yrs.
Palm Springs, CA	6,022	1,287	3,124	91	36	1,287	3,251	4,538	626	1989	Jun. 2011	30 yrs.
Kailua-Kona, HI	3,860	1,000	1,108	61	38	1,000	1,207	2,207	290	1987	Jun. 2011	30 yrs.
Chicago, IL	3,536	600	4,124	207	10	600	4,341	4,941	732	1916	Jun. 2011	25 yrs.
Chicago, IL	2,528	400	2,074	224	4	400	2,302	2,702	397	1968	Jun. 2011	30 yrs.
Rockford, IL	1,835	548	1,881	27	22	548	1,930	2,478	438	1979	Jun. 2011	25 yrs.
Rockford, IL	594	114	633	139	41	114	813	927	177	1979	Jun. 2011	25 yrs.
Rockford, IL	2,333	380	2,321	45	(98)	337	2,311	2,648	521	1957	Jun. 2011	25 yrs.
Kihei, HI	5,200	2,523	7,481	718	26	2,523	8,225	10,748	1,145	1991	Aug. 2011	40 yrs.
National City, CA	2,447	3,158	1,483	151	17	3,158	1,651	4,809	328	1987	Aug. 2011	28 yrs.
Mundelein, IL	3,460	1,080	5,287	258	69	1,080	5,614	6,694	1,228	1991	Aug. 2011	25 yrs.
Pearl City, HI	6,454	—	5,141	489	22	—	5,652	5,652	1,508	1977	Aug. 2011	20 yrs.
Palm Springs, CA	1,963	1,019	2,131	313	7	1,019	2,451	3,470	472	1987	Sep. 2011	28 yrs.
Loves Park, IL	1,153	394	3,390	64	(122)	394	3,332	3,726	892	1997	Sep. 2011	20 yrs.
Mundelein, IL	699	535	1,757	157	21	535	1,935	2,470	506	1989	Sep. 2011	20 yrs.
Chicago, IL	3,074	1,049	5,672	247	7	1,049	5,926	6,975	1,033	1988	Sep. 2011	30 yrs.
Beaumont, CA	2,582	1,616	2,873	94	14	1,616	2,981	4,597	498	1992	Nov. 2011	40 yrs.
San Bernardino, CA	989	698	1,397	95	15	698	1,507	2,205	242	1989	Nov. 2011	40 yrs.
Peoria, IL	3,055	549	2,424	37	6	549	2,467	3,016	530	1990	Nov. 2011	35 yrs.
East Peoria, IL	2,315	409	1,816	64	8	409	1,888	2,297	378	1986	Nov. 2011	35 yrs.
Loves Park, IL	1,738	439	998	227	155	439	1,380	1,819	269	1978	Nov. 2011	35 yrs.
Hesperia, CA	854	648	1,377	85	8	648	1,470	2,118	256	1989	Dec. 2011	40 yrs.
Cherry Valley, IL	1,700	1,076	1,763	15	18	1,076	1,796	2,872	561	1988	Jul. 2012	20 yrs.
Fayetteville, NC	3,088	1,677	3,116	53	10	1,677	3,179	4,856	598	2001	Sep. 2012	34 yrs.
Cathedral City, CA	1,313	—	2,275	12	15	—	2,302	2,302	337	1990	Mar. 2013	34 yrs.
Hilo, HI	7,876	296	4,996	12	—	296	5,008	5,304	453	2007	Jun. 2013	40 yrs.
Clearwater, FL	3,734	924	2,966	51	14	924	3,031	3,955	354	2001	Jul. 2013	32 yrs.
Winder, GA	967	546	30	7	8	546	45	591	12	2006	Jul. 2013	31 yrs.
Winder, GA	3,328	495	1,253	51	9	495	1,313	1,808	248	2001	Jul. 2013	25 yrs.
Orlando, FL	5,691	1,064	4,889	116	18	1,064	5,023	6,087	530	2000	Aug. 2013	35 yrs.
Palm Coast, FL	3,364	1,749	3,285	63	155	1,749	3,503	5,252	517	2001	Sep. 2013	29 yrs.
Holiday, FL	2,213	1,829	1,097	587	9	1,829	1,693	3,522	219	1975	Nov. 2013	23 yrs.

CPA®:17 – Global 2016 10-K – 126

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2016
(in thousands)

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c)			Accumulated Depreciation (c)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Buildings			Land	Buildings	Total
New York City, NY	11,826	5,692	16,076	—	—	5,692	16,076	21,768	291	1963	Apr. 2016	40 yrs.
New York City, NY	20,014	5,823	31,032	—	—	5,823	31,032	36,855	567	2005	Apr. 2016	40 yrs.
New York City, NY	19,249	6,184	35,188	—	—	6,184	35,188	41,372	653	2007	Apr. 2016	40 yrs.
New York City, NY	14,233	8,120	18,502	—	—	8,120	18,502	26,622	388	1948	Apr. 2016	35 yrs.
New York City, NY	5,517	1,157	10,167	64	—	1,157	10,231	11,388	185	1928	Apr. 2016	40 yrs.
	$164,397	$55,688	$197,799	$4,886	$598	$55,645	$203,326	$258,971	$18,876
___________

(a)
Consists of the cost of improvements subsequent to acquisition and acquisition costs, including construction costs on build-to-suit transactions, legal fees, appraisal fees, title costs, and other related professional fees. For business combinations, transaction costs are excluded.

(b)
The increase (decrease) in net investment was primarily due to (i) changes in foreign currency exchange rates, (ii) sales of properties, (iii) impairment charges, and (iv) the amortization of unearned income from net investment in direct financing leases, which produces a periodic rate of return that at times may be greater or less than lease payments received.

(c)	A reconciliation of real estate and accumulated depreciation follows:

CPA®:17 – Global 2016 10-K – 127

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
NOTES TO SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
(in thousands)

	Reconciliation of Real Estate Subject to Operating Leases
	Years Ended December 31,
	2016	2015	2014
Beginning balance	$2,658,877	$2,396,715	$2,402,315
Additions	142,142	222,739	65,115
Foreign currency translation adjustment	(36,617)	(99,252)	(124,536)
Impairment charges	(29,183)	—	—
Reclassification from real estate under construction	21,825	129,225	83,006
Reclassification to assets held for sale	(18,882)	—	—
Improvements	7,262	9,450	3,554
Dispositions	—	—	(32,739)
Ending balance	$2,745,424	$2,658,877	$2,396,715

	Reconciliation of Accumulated Depreciation for Real Estate Subject to Operating Leases
	Years Ended December 31,
	2016	2015	2014
Beginning balance	$225,867	$175,478	$129,051
Depreciation expense	62,808	57,831	54,976
Reclassification to assets held for sale	(4,032)	—	—
Foreign currency translation adjustment	(3,986)	(7,442)	(8,549)
Ending balance	$280,657	$225,867	$175,478

	Reconciliation of Operating Real Estate
	Years Ended December 31,
	2016	2015	2014
Beginning balance	$275,521	$272,859	$283,370
Dispositions	(156,951)	—	(27,487)
Additions	137,958	—	—
Improvements	2,443	2,662	2,047
Reclassification from real estate under construction	—	—	14,929
Ending balance	$258,971	$275,521	$272,859

	Reconciliation of Accumulated Depreciation for Operating Real Estate
	Years Ended December 31,
	2016	2015	2014
Beginning balance	$30,308	$22,217	$15,354
Dispositions	(19,223)	—	(1,801)
Depreciation expense	7,791	8,091	8,664
Ending balance	$18,876	$30,308	$22,217

At December 31, 2016, the aggregate cost of real estate that we and our consolidated subsidiaries own for federal income tax purposes was approximately $4.1 billion.

CPA®:17 – Global 2016 10-K – 128

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
SCHEDULE IV — MORTGAGE LOANS ON REAL ESTATE
December 31, 2016
(dollars in thousands)

	Interest Rate	Final Maturity Date	Fair Value	Carrying Amount
Description
Financing agreement — 1185 Broadway LLC	10.0%	Jul. 2017	$31,500	$31,500

CPA®:17 – Global 2016 10-K – 129

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
NOTES TO SCHEDULE IV — MORTGAGE LOANS ON REAL ESTATE
(in thousands)

	Reconciliation of Mortgage Loans on Real Estate
	Years Ended December 31,
	2016	2015	2014
Balance	$44,044	$40,000	$40,000
Additions	—	42,600	—
Repayment	(12,600)	(40,000)	—
Accretion	56	1,444	—
Ending balance	$31,500	$44,044	$40,000

CPA®:17 – Global 2016 10-K – 130

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of December 31, 2016 at a reasonable level of assurance.

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, we used criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we concluded that, as of December 31, 2016, our internal control over financial reporting is effective based on those criteria.

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

CPA®:17 – Global 2016 10-K – 131

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

This information will be contained in our definitive proxy statement for the 2017 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 11. Executive Compensation.

This information will be contained in our definitive proxy statement for the 2017 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This information will be contained in our definitive proxy statement for the 2017 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

This information will be contained in our definitive proxy statement for the 2017 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

This information will be contained in our definitive proxy statement for the 2017 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

CPA®:17 – Global 2016 10-K – 132

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
3.1	Articles of Incorporation of Registrant	Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-11 (No. 333-140842) filed February 22, 2007

3.2	Articles of Amendment and Restatement of Corporate Property Associates 17 – Global Incorporated	Incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 filed December 14, 2007

3.3	Articles of Amendment of Corporate Property Associates 17 – Global Incorporated	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed January 29, 2013

3.4	Amended and Restated Bylaws of Corporate Property Associates 17 – Global Incorporated	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on August 23, 2016

4.1	Amended and Restated 2007 Distribution Reinvestment Plan	Incorporated by reference to Exhibit 4.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed May 15, 2015

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
Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 28, 2015

CPA®:17 – Global 2016 10-K – 133

Exhibit No.	Description	Method of Filing
10.6
First Amendment to Credit Agreement, dated as of March 31, 2016, by and among Corporate Property Associates 17 – Global Incorporated, as Borrower; the Lenders; JPMorgan Chase Bank, N.A., as Administrative Agent and Swing Line Lender; and JPMorgan Chase Bank, N.A. and Bank of America, N.A., as L/C Issuers
Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed May 9, 2016

21.1	List of Registrant Subsidiaries	Filed herewith

23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101
The following materials from Corporate Property Associates 17 – Global Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2016 and 2015, (ii) Consolidated Statements of Income for the years ended December 31, 2016, 2015, and 2014, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015, and 2014, (iv) Consolidated Statements of Equity for the years ended December 31, 2016, 2015, and 2014, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015, and 2014, (vi) Notes to Consolidated Financial Statements, (vii) Schedule II — Valuation and Qualifying Accounts, (viii) Schedule III — Real Estate and Accumulated Depreciation, (ix) Notes to Schedule III — Real Estate and Accumulated Depreciation, (x) Schedule IV — Mortgage Loans on Real Estate, and (xi) Notes to Schedule IV — Mortgage Loans on Real Estate.
Filed herewith

CPA®:17 – Global 2016 10-K – 134

Item 16. Form 10-K Summary.

None.

CPA®:17 – Global 2016 10-K – 135

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corporate Property Associates 17 – Global Incorporated

Date:	March 9, 2017	By:	/s/ ToniAnn Sanzone
ToniAnn Sanzone
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark J. DeCesaris	Chief Executive Officer	March 9, 2017
Mark J. DeCesaris	(Principal Executive Officer)

/s/ ToniAnn Sanzone	Chief Financial Officer	March 9, 2017
ToniAnn Sanzone	(Principal Financial Officer)

/s/ Kristin Sabia	Chief Accounting Officer	March 9, 2017
Kristin Sabia	(Principal Accounting Officer)

/s/ Marshall E. Blume	Director	March 9, 2017
Marshall E. Blume

/s/ Elizabeth P. Munson	Director	March 9, 2017
Elizabeth P. Munson

/s/ Richard J. Pinola	Director	March 9, 2017
Richard J. Pinola

/s/ James D. Price	Director	March 9, 2017
James D. Price

CPA®:17 – Global 2016 10-K – 136

EXHIBIT INDEX

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
3.1	Articles of Incorporation of Registrant	Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-11 (No. 333-140842) filed February 22, 2007

3.2	Articles of Amendment and Restatement of Corporate Property Associates 17 – Global Incorporated	Incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 filed December 14, 2007

3.3	Articles of Amendment of Corporate Property Associates 17 – Global Incorporated	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed January 29, 2013

3.4	Amended and Restated Bylaws of Corporate Property Associates 17 – Global Incorporated	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on August 23, 2016

4.1	Amended and Restated 2007 Distribution Reinvestment Plan	Incorporated by reference to Exhibit 4.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed May 15, 2015

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
Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 28, 2015

Exhibit No.	Description	Method of Filing
10.6
First Amendment to Credit Agreement, dated as of March 31, 2016, by and among Corporate Property Associates 17 – Global Incorporated, as Borrower; the Lenders; JPMorgan Chase Bank, N.A., as Administrative Agent and Swing Line Lender; and JPMorgan Chase Bank, N.A. and Bank of America, N.A., as L/C Issuers
Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed May 9, 2016

21.1	List of Registrant Subsidiaries	Filed herewith

23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101
The following materials from Corporate Property Associates 17 – Global Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2016 and 2015, (ii) Consolidated Statements of Income for the years ended December 31, 2016, 2015, and 2014, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015, and 2014, (iv) Consolidated Statements of Equity for the years ended December 31, 2016, 2015, and 2014, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015, and 2014, (vi) Notes to Consolidated Financial Statements, (vii) Schedule II — Valuation and Qualifying Accounts, (viii) Schedule III — Real Estate and Accumulated Depreciation, (ix) Notes to Schedule III — Real Estate and Accumulated Depreciation, (x) Schedule IV — Mortgage Loans on Real Estate, and (xi) Notes to Schedule IV — Mortgage Loans on Real Estate.
Filed herewith