Form 10-Q
period 2017-03-31
Corporate Property Associates 17 - Global INC
filed 2017-05-11
CIK 1390213

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
(Do not check if a smaller reporting company)

Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Registrant has 348,267,223 shares of common stock, $0.001 par value, outstanding at May 5, 2017.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, or this Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of Part I of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties, and other factors that may materially affect our future results, performance, achievements, or transactions. Information on factors that could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the Securities and Exchange Commission, or the SEC, including but not limited to those described in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on March 9, 2017, or the 2016 Annual Report. Except as required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements.

All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements of the registrant in Part I, Item 1. Financial Statements (Unaudited)

CPA®:17 – Global 3/31/17 10-Q – 1

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	March 31, 2017	December 31, 2016
Assets
Investments in real estate:
Real estate, at cost	$2,649,556	$2,745,424
Operating real estate, at cost	259,247	258,971
Accumulated depreciation	(314,528)	(299,533)
Net investments in properties	2,594,275	2,704,862
Net investments in direct financing leases	509,483	508,392
Assets held for sale	—	14,850
Net investments in real estate	3,103,758	3,228,104
Equity investments in real estate	487,420	451,105
Cash and cash equivalents	209,051	273,635
In-place lease and tenant relationship intangible assets, net	429,989	438,551
Other intangible assets, net	78,408	79,115
Other assets, net	286,489	228,413
Total assets	$4,595,115	$4,698,923
Liabilities and Equity
Liabilities:
Debt, net	$1,895,407	$2,022,250
Senior Credit Facility, net	84,000	49,751
Accounts payable, accrued expenses and other liabilities	130,300	128,911
Below-market rent and other intangible liabilities, net	62,900	82,799
Deferred income taxes	33,625	32,655
Due to affiliates	10,134	11,723
Distributions payable	56,142	55,830
Total liabilities	2,272,508	2,383,919
Commitments and contingencies (Note 11)
Equity:
CPA®:17 – Global stockholders’ equity:
Preferred stock, $0.001 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 900,000,000 shares authorized; and 345,489,866 and 343,575,840 shares, respectively, issued and outstanding	345	343
Additional paid-in capital	3,126,911	3,106,456
Distributions in excess of accumulated earnings	(750,744)	(732,613)
Accumulated other comprehensive loss	(150,849)	(156,676)
Total CPA®:17 – Global stockholders’ equity	2,225,663	2,217,510
Noncontrolling interests	96,944	97,494
Total equity	2,322,607	2,315,004
Total liabilities and equity	$4,595,115	$4,698,923

See Notes to Consolidated Financial Statements

CPA®:17 – Global 3/31/17 10-Q – 2

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2017	2016
Revenues
Lease revenues:
Rental income	$91,254	$71,254
Interest income from direct financing leases	14,696	14,264
Total lease revenues	105,950	85,518
Other real estate income	9,337	12,817
Other operating income	5,978	7,131
Other interest income	1,740	1,760
	123,005	107,226
Operating Expenses
Depreciation and amortization	30,819	27,335
Property expenses	16,605	18,224
Impairment charges	4,519	—
General and administrative	3,570	4,466
Other real estate expenses	3,352	4,823
Acquisition and other expenses	750	1,357
	59,615	56,205
Other Income and Expenses
Interest expense	(23,390)	(24,611)
Other income and (expenses)	5,657	6,039
Equity in earnings of equity method investments in real estate	1,985	2,172
Loss on extinguishment of debt	(1,614)	(2,499)
	(17,362)	(18,899)
Income before income taxes and gain on sale of real estate	46,028	32,122
Provision for income taxes	(621)	(1,903)
Income before gain on sale of real estate, net of tax	45,407	30,219
Gain on sale of real estate, net of tax	1,739	25,398
Net Income	47,146	55,617
Net income attributable to noncontrolling interests (inclusive of Available Cash Distributions to a related party of $6,810 and $6,668, respectively)	(9,135)	(10,194)
Net Income Attributable to CPA®:17 – Global	$38,011	$45,423
Basic and Diluted Earnings Per Share	$0.11	$0.13
Basic and Diluted Weighted-Average Shares Outstanding	345,796,312	339,397,043

Distributions Declared Per Share	$0.1625	$0.1625

See Notes to Consolidated Financial Statements

CPA®:17 – Global 3/31/17 10-Q – 3

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2017	2016
Net Income	$47,146	$55,617
Other Comprehensive Income
Foreign currency translation adjustments	8,609	31,328
Change in net unrealized loss on derivative instruments	(2,553)	(11,744)
Change in unrealized gain on marketable securities	30	7
	6,086	19,591
Comprehensive Income	53,232	75,208

Amounts Attributable to Noncontrolling Interests
Net income	(9,135)	(10,194)
Foreign currency translation adjustments	(259)	(911)
Comprehensive income attributable to noncontrolling interests	(9,394)	(11,105)
Comprehensive Income Attributable to CPA®:17 – Global	$43,838	$64,103

See Notes to Consolidated Financial Statements

CPA®:17 – Global 3/31/17 10-Q – 4

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
Three Months Ended March 31, 2017 and 2016
(in thousands, except share and per share amounts)

	CPA®:17 – Global
	Total Outstanding Shares	Common Stock	Additional Paid-In Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Loss	Total CPA®:17 – Global Stockholders	Noncontrolling Interests	Total
Balance at January 1, 2017	343,575,840	$343	$3,106,456	$(732,613)	$(156,676)	$2,217,510	$97,494	$2,315,004
Shares issued, net of offering costs	2,515,991	2	25,759			25,761		25,761
Shares issued to affiliates	592,949	1	6,009			6,010		6,010
Distributions declared ($0.1625 per share)				(56,142)		(56,142)		(56,142)
Distributions to noncontrolling interests						—	(9,944)	(9,944)
Net income				38,011		38,011	9,135	47,146
Other comprehensive income:
Foreign currency translation adjustments					8,350	8,350	259	8,609
Change in net unrealized loss on derivative instruments					(2,553)	(2,553)		(2,553)
Change in unrealized gain on marketable securities					30	30		30
Repurchase of shares	(1,194,914)	(1)	(11,313)			(11,314)		(11,314)
Balance at March 31, 2017	345,489,866	$345	$3,126,911	$(750,744)	$(150,849)	$2,225,663	$96,944	$2,322,607

Balance at January 1, 2016	337,065,419	$337	$3,037,727	$(700,912)	$(139,805)	$2,197,347	$97,248	$2,294,595
Shares issued, net of offering costs	2,676,842	3	26,017			26,020		26,020
Shares issued to affiliates	371,432	—	3,736			3,736		3,736
Contributions from noncontrolling interests						—	5	5
Distributions declared ($0.1625 per share)				(55,113)		(55,113)		(55,113)
Distributions to noncontrolling interests						—	(9,620)	(9,620)
Net income				45,423		45,423	10,194	55,617
Other comprehensive income:
Foreign currency translation adjustments					30,417	30,417	911	31,328
Change in net unrealized loss on derivative instruments					(11,744)	(11,744)		(11,744)
Change in unrealized gain on marketable securities					7	7		7
Repurchase of shares	(950,110)	(1)	(9,094)			(9,095)		(9,095)
Balance at March 31, 2016	339,163,583	$339	$3,058,386	$(710,602)	$(121,125)	$2,226,998	$98,738	$2,325,736

See Notes to Consolidated Financial Statements

CPA®:17 – Global 3/31/17 10-Q – 5

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2017	2016
Cash Flows — Operating Activities
Net Cash Provided by Operating Activities	$60,941	$54,152
Cash Flows — Investing Activities
Proceeds from sale of real estate	96,674	46,381
Capital contributions to equity investments in real estate	(81,989)	(3,364)
Return of capital from equity investments in real estate	17,781	9,745
Acquisitions of real estate and direct financing leases	(11,393)	(28,135)
Value added taxes refunded in connection with acquisition of real estate	5,412	2,492
Changes in investing restricted cash	5,229	(27,394)
Payment of deferred acquisition fees to an affiliate	(1,245)	(1,363)
Capital expenditures on owned real estate	(663)	(3,161)
Other investing activities, net	489	108
Funding for build-to-suit projects	(236)	(498)
Value added taxes paid in connection with acquisition of real estate	—	(5)
Net Cash Provided by (Used in) Investing Activities	30,059	(5,194)
Cash Flows — Financing Activities
Scheduled payments and prepayments of mortgage principal	(243,136)	(21,767)
Proceeds from mortgage financing	104,287	69,188
Distributions paid	(55,830)	(54,775)
Proceeds from Senior Credit Facility	33,878	25,693
Proceeds from issuance of shares, net of issuance costs	25,761	26,019
Repurchase of shares	(11,314)	(9,095)
Distributions to noncontrolling interests	(9,944)	(9,620)
Other financing activities, net	(550)	—
Payment of financing costs and mortgage deposits, net of deposits refunded	(45)	(1,079)
Changes in financing restricted cash	(14)	(455)
Repayments of Senior Credit Facility	—	(113,854)
Contributions from noncontrolling interests	—	5
Net Cash Used in Financing Activities	(156,907)	(89,740)
Change in Cash and Cash Equivalents During the Period
Effect of exchange rate changes on cash	1,323	3,061
Net decrease in cash and cash equivalents	(64,584)	(37,721)
Cash and cash equivalents, beginning of period	273,635	152,889
Cash and cash equivalents, end of period	$209,051	$115,168

See Notes to Consolidated Financial Statements

CPA®:17 – Global 3/31/17 10-Q – 6

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Organization

Corporate Property Associates 17 – Global Incorporated, or CPA®:17 – Global, and, together with its consolidated subsidiaries, we, us, or our, is a publicly owned, non-traded real estate investment trust, or REIT, that invests primarily in commercial real estate properties leased to companies both domestically and internationally. We were formed in 2007 and are managed by W. P. Carey Inc., or WPC, through one of its subsidiaries, or collectively, our Advisor. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income and the level of our distributions, among other factors. We earn revenue primarily by leasing the properties we own to single corporate tenants, predominantly on a triple-net leased basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation due to the timing of new lease transactions, lease terminations, lease expirations, contractual rent adjustments, tenant defaults, sales of properties, and changes in foreign currency exchange rates.

Substantially all of our assets and liabilities are held by CPA®:17 Limited Partnership, or the Operating Partnership, and at March 31, 2017, we owned 99.99% of general and limited partnership interests in the Operating Partnership. The remaining interest in the Operating Partnership is held by a subsidiary of WPC.

At March 31, 2017, our portfolio was comprised of full or partial ownership interests in 394 properties, substantially all of which were fully-occupied and triple-net leased to 118 tenants, and totaled approximately 43 million square feet. In addition, our portfolio was comprised of full or partial ownership interests in 38 operating properties, including 37 self-storage properties and one hotel property, for an aggregate of approximately 3 million square feet. As opportunities arise, we may also make other types of commercial real estate-related investments.

We operate in two reportable business segments: Net Lease and Self Storage. Our Net Lease segment includes our domestic and foreign investments in net-leased properties, whether they are accounted for as operating or direct financing leases. Our Self Storage segment is comprised of our investments in self-storage properties. In addition, we have investments in loans receivable, CMBS, one hotel, and other properties, which are included in our All Other category (Note 14). Our reportable business segments and All Other category are the same as our reporting units.

We raised aggregate gross proceeds of approximately $2.9 billion from our initial public offering, which closed in April 2011, and our follow-on offering, which closed in January 2013. In addition, from inception through March 31, 2017, $599.7 million of distributions to our shareholders were reinvested in our common stock through our Distribution Reinvestment Plan, or DRIP.

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

In the opinion of management, the unaudited financial information for the interim periods presented in this Report reflects all normal and recurring adjustments necessary for a fair statement of financial position, results of operations, and cash flows. Our interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2016, which are included in the 2016 Annual Report, as certain disclosures that would substantially duplicate those contained in the audited consolidated financial statements have not been included in this Report. Operating results for interim periods are not necessarily indicative of operating results for an entire year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in our consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

CPA®:17 – Global 3/31/17 10-Q – 7

Notes to Consolidated Financial Statements (Unaudited)

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

At March 31, 2017, we considered 25 entities VIEs, 12 of which we consolidated as we are considered the primary beneficiary and one of which we accounted for as a loan receivable. The following table presents a summary of selected financial data of the consolidated VIEs, included in the consolidated balance sheets (in thousands):

	March 31, 2017	December 31, 2016
Net investments in properties	$183,291	$313,000
Net investments in direct financing leases	315,582	315,251
In-place lease and tenant relationship intangible assets, net	18,493	19,336
Other assets, net	54,372	65,557
Total assets	574,618	714,896

Debt, net	$201,877	$265,874
Accounts payable, accrued expenses and other liabilities	10,154	14,440
Deferred income taxes	16,344	15,687
Total liabilities	229,042	296,673

At March 31, 2017 and December 31, 2016, we had 12 and 13 unconsolidated VIEs, respectively, which we account for under the equity method of accounting. We do not consolidate these entities because we are not the primary beneficiary and the nature of our involvement in the activities of these entities allows us to exercise significant influence on, but does not give us power over, decisions that significantly affect the economic performance of these entities. As of March 31, 2017 and December 31, 2016, the net carrying amount of our investments in these entities was $415.5 million and $377.4 million, respectively, and our maximum exposure to loss in these entities was limited to our investments.

At March 31, 2017, we had an investment in a tenancy-in-common interest in a portfolio of international properties. Consolidation of this investment is not required as such interest does not qualify as a VIE and does not meet the control requirement for consolidation. Accordingly, we account for this investment using the equity method of accounting. We use the equity method of accounting because the shared decision-making involved in a tenancy-in-common interest investment provides us with significant influence on the operating and financial decisions of this investment.

At times, the carrying value of our equity investments may fall below zero for certain investments. We intend to fund our share of the jointly owned investments’ future operating deficits should the need arise. However, we have no legal obligation to pay for any of the liabilities of such investments nor do we have any legal obligation to fund operating deficits. At March 31, 2017, none of our equity investments had carrying values below zero.

CPA®:17 – Global 3/31/17 10-Q – 8

Notes to Consolidated Financial Statements (Unaudited)

Reclassifications — Certain prior period amounts have been reclassified to conform to the current period presentation. We currently present Loss on extinguishment of debt on its own line item in the consolidated financial statements, which was previously included in Other income and (expenses).

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 does not apply to our lease revenues, which constitute a majority of our revenues, but will apply to reimbursed tenant costs and revenues generated from our operating properties. We will adopt this guidance for our annual and interim periods beginning January 1, 2018 using one of two methods: retrospective restatement for each reporting period presented at the time of adoption, or retrospectively with the cumulative effect of initially applying this guidance recognized at the date of initial application. We have not decided which method of adoption we will use. We are evaluating the impact of the new standard and have not yet determined if it will have a material impact on our business or our consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses. ASU 2016-13 introduces a new model for estimating credit losses based on current expected credit losses for certain types of financial instruments, including loans receivable, held-to-maturity debt securities, and net investments in direct financing leases, amongst other financial instruments. ASU 2016-13 also modifies the impairment model for available-for-sale debt securities and expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for losses. ASU 2016-13 will be effective for public business entities in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early application of the guidance permitted. We are in the process of evaluating the impact of adopting ASU 2016-13 on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 intends to reduce diversity in practice for certain cash flow classifications, including, but not limited to (i) debt prepayment or debt extinguishment costs, (ii) contingent consideration payments made after a business combination, (iii) proceeds from the settlement of insurance claims, and (iv) distributions received from equity method investees. ASU 2016-15 will be effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early application of the guidance permitted. We are in the process of evaluating the impact of adopting ASU 2016-15 on our consolidated financial statements, and will adopt the standard for the fiscal year beginning January 1, 2018.

In October 2016, the FASB issued ASU 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control. ASU 2016-17 changes how a reporting entity that is a decision maker should consider indirect interests in a VIE held through an entity under common control. If a decision maker must evaluate whether it is the primary beneficiary of a VIE, it will only need to consider its proportionate indirect interest in the VIE held through a common control party. ASU 2016-17 amends ASU 2015-02, which we adopted on January 1, 2016, and which currently directs the decision maker to treat the common control party’s interest in the VIE as if the decision maker held the interest itself. ASU 2016-17 is effective for public business entities in fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.

CPA®:17 – Global 3/31/17 10-Q – 9

Notes to Consolidated Financial Statements (Unaudited)

We adopted ASU 2016-17 as of January 1, 2017 on a prospective basis. The adoption of this standard did not have a material impact on our consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 intends to reduce diversity in practice for the classification and presentation of changes in restricted cash on the statement of cash flows. ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 will be effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. We are in the process of evaluating the impact of adopting ASU 2016-18 on our consolidated financial statements, and will adopt the standard for the fiscal year beginning January 1, 2018.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. ASU 2017-01 intends to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the current implementation guidance in Topic 805, there are three elements of a business: inputs, processes, and outputs. While an integrated set of assets and activities, collectively referred to as a “set,” that is a business usually has outputs, outputs are not required to be present. ASU 2017-01 provides a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. ASU 2017-01 will be effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. We elected to early adopt ASU 2017-01 on January 1, 2017 on a prospective basis. While our acquisitions have historically been classified as either business combinations or asset acquisitions, certain acquisitions that were classified as business combinations by us likely would have been considered asset acquisitions under the new standard. As a result, transaction costs are more likely to be capitalized since we expect most of our future acquisitions to be classified as asset acquisitions under this new standard. In addition, goodwill that was previously allocated to businesses that were sold or held for sale will no longer be allocated and written off upon sale if future sales were deemed to be sales of assets and not businesses.

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

In February 2017, the FASB issued ASU 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20). ASU 2017-05 clarifies that a financial asset is within the scope of Subtopic 610-20 if it meets the definition of an in substance nonfinancial asset. The amendments define the term “in substance nonfinancial asset,” in part, as a financial asset promised to a counterparty in a contract if substantially all of the fair value of the assets (recognized and unrecognized) that are promised to the counterparty in the contract is concentrated in nonfinancial assets. If substantially all of the fair value of the assets that are promised to the counterparty in a contract is concentrated in nonfinancial assets, then all of the financial assets promised to the counterparty are in substance nonfinancial assets within the scope of Subtopic 610-20. This amendment also clarifies that nonfinancial assets within the scope of Subtopic 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty. For example, a parent company may transfer control of nonfinancial assets by transferring ownership interests in a consolidated subsidiary. ASU 2017-05 is effective for periods beginning after December 15, 2017, with early application permitted for fiscal years beginning after December 15, 2016. We are currently evaluating the impact of ASU 2017-05 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard.

CPA®:17 – Global 3/31/17 10-Q – 10

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

The following tables present a summary of fees we paid, expenses we reimbursed, and distributions we made to our Advisor and other affiliates in accordance with the relevant agreements (in thousands):

	Three Months Ended March 31,
	2017	2016
Amounts Included in the Consolidated Statements of Income
Asset management fees	$7,325	$7,482
Available Cash Distributions	6,810	6,668
Personnel and overhead reimbursements	2,291	2,661
Interest expense on deferred acquisition fees and loan from affiliate	64	63
Director compensation	53	53
Acquisition expenses	—	1,223
	$16,543	$18,150
Acquisition Fees Capitalized
Current acquisition fees	$286	$14
Deferred acquisition fees	229	11
Personnel and overhead reimbursements	107	61
	$622	$86

The following table presents a summary of amounts included in Due to affiliates in the consolidated financial statements (in thousands):

	March 31, 2017	December 31, 2016
Due to Affiliates
Deferred acquisition fees, including interest	$5,317	$6,584
Asset management fees payable	2,442	2,250
Reimbursable costs	2,232	2,299
Accounts payable	143	360
Current acquisition fees	—	230
	$10,134	$11,723

CPA®:17 – Global 3/31/17 10-Q – 11

Notes to Consolidated Financial Statements (Unaudited)

Acquisition and Disposition Fees

We pay our Advisor acquisition fees for structuring and negotiating investments and related mortgage financing on our behalf, a portion of which is payable upon acquisition of investments, with the remainder subordinated to the achievement of a preferred return, which is a non-compounded cumulative distribution of 5.0% per annum (based initially on our invested capital). Acquisition fees payable to our Advisor with respect to our long-term, net-leased investments are 4.5% of the total cost of those investments and are comprised of a current portion of 2.5%, typically paid upon acquisition, and a deferred portion of 2.0%, typically paid over three years and subject to the 5.0% preferred return described above. The preferred return was achieved as of each of the cumulative periods ended March 31, 2017 and December 31, 2016. For certain types of non-long term net-leased investments, initial acquisition fees are between 1.0% and 1.75% of the equity invested plus the related acquisition fees, with no portion of the payment being deferred. Unpaid installments of deferred acquisition fees are included in Due to affiliates in the consolidated financial statements. Unpaid installments of deferred acquisition fees bear interest at an annual rate of 5.0%. The cumulative total acquisition costs, including acquisition fees paid to the advisor, may not exceed 6.0% of the aggregate contract purchase price of all investments, which is measured at the end of each year. Our cumulative total acquisition costs have not exceeded the amount that would require our Advisor to reimburse us.

Our Advisor may be entitled to receive a disposition fee equal to the lesser of (i) 50.0% of the competitive real estate commission (as defined in the advisory agreement) or (ii) 3.0% of the contract sales price of the investment being sold; however, payment of such fees is subordinated to the 5.0% preferred return. These fees are payable at the discretion of our board of directors.

Asset Management Fees

As described in the advisory agreement, we pay our Advisor asset management fees that vary based on the nature of the underlying investment. We pay 0.5% per annum of average market value for long-term net leases and certain other types of real estate investments, and 1.5% to 1.75% per annum of average equity value for certain types of securities. Asset management fees are payable in cash and/or shares of our common stock at our option, after consultation with our Advisor. If our Advisor receives all or a portion of its fees in shares, the number of shares issued is determined by dividing the dollar amount of fees by our most recently published estimated net asset value per share, or NAV, which was $10.11 as of December 31, 2016. For the three months ended March 31, 2017, we paid our Advisor 100.0% of its asset management fees in shares of our common stock. For the year ended December 31, 2016, we paid our Advisor 50.0% of its asset management fees in cash and 50.0% in shares of our common stock. At March 31, 2017, our Advisor owned 12,466,959 shares (3.6%) of our common stock. Asset management fees are included in Property expenses in the consolidated financial statements.

Available Cash Distribution

WPC’s interest in the Operating Partnership entitles it to receive distributions of 10.0% of available cash generated by the Operating Partnership, referred to as the Available Cash Distribution, which is defined as cash generated from operations, excluding capital proceeds, as reduced by operating expenses and debt service, excluding prepayments and balloon payments. Available Cash Distributions are included in Net income attributable to noncontrolling interests in the consolidated financial statements.

Personnel and Overhead Reimbursements

Under the terms of the advisory agreement, our Advisor allocates a portion of its personnel and overhead expenses to us and the other entities that are managed by our Advisor, including Corporate Property Associates 18 – Global Incorporated, or CPA®:18 – Global; Carey Watermark Investors Incorporated, or CWI 1; Carey Watermark Investors 2 Incorporated, or CWI 2; Carey Credit Income Fund, or CCIF; and Carey European Student Housing Fund I, L.P., or CESH I; collectively referred to as the Managed Programs. Our Advisor allocates these expenses to us on the basis of our trailing four quarters of reported revenues in comparison to those of WPC and other entities managed by WPC and its affiliates.

We reimburse our Advisor for various expenses it incurs in the course of providing services to us. We reimburse certain third-party expenses paid by our Advisor on our behalf, including property-specific costs, professional fees, office expenses, and business development expenses. In addition, we reimburse our Advisor for the allocated costs of personnel and overhead in managing our day-to-day operations, including accounting services, stockholder services, corporate management, and property management and operations. We do not reimburse our Advisor for the cost of personnel if these personnel provide services for transactions for which our Advisor receives a transaction fee, such as for acquisitions and dispositions. As per the advisory agreement, the amount of applicable personnel costs allocated to us is capped at 2.0% and 2.2% for 2017 and 2016,

CPA®:17 – Global 3/31/17 10-Q – 12

Notes to Consolidated Financial Statements (Unaudited)

respectively, of pro rata lease revenues for each year. Costs related to our Advisor’s legal transactions group are based on a schedule of expenses relating to services performed for different types of transactions, such as financings, lease amendments, and dispositions, among other categories, and includes 0.25% of the total investment cost of an acquisition. In general, personnel and overhead reimbursements are included in General and administrative expenses in the consolidated financial statements. However, we capitalize certain of the costs related to our Advisor’s legal transactions group if the costs relate to a transaction that is not considered to be a business combination.

Excess Operating Expenses

Our Advisor is obligated to reimburse us for the amount by which our operating expenses exceeds the “2%/25% guidelines” (the greater of 2% of average invested assets or 25% of net income) as defined in the advisory agreement for any 12-month period, subject to certain conditions. For the most recent four trailing quarters, our operating expenses were below this threshold.

Jointly Owned Investments and Other Transactions with Affiliates

At March 31, 2017, we owned interests ranging from 7% to 97% in jointly owned investments, with the remaining interests held by affiliates or by third parties. We consolidate certain of these investments and account for the remainder under the equity method of accounting. We also owned an interest in a jointly controlled tenancy-in-common interest in several properties, which we account for under the equity method of accounting (Note 6). At March 31, 2017 and December 31, 2016, we had an amount due from an affiliate of $1.0 million primarily related to one of our jointly owned investments.

Note 4. Net Investments in Properties

Real Estate

Real estate, which consists of land and buildings leased to others, at cost, and which are subject to operating leases, is summarized as follows (in thousands):

	March 31, 2017	December 31, 2016
Land	$540,358	$563,050
Buildings and improvements	2,109,198	2,182,374
Less: Accumulated depreciation	(293,985)	(280,657)
	$2,355,571	$2,464,767

The carrying value of our real estate increased by $15.1 million from December 31, 2016 to March 31, 2017, due to the weakening of the U.S. dollar relative to foreign currencies, particularly the euro and British pound sterling, during the period.

Depreciation expense, including the effect of foreign currency translation, on our real estate for the three months ended March 31, 2017 and 2016 was $16.2 million and $15.9 million, respectively.

Acquisitions of Real Estate During 2017

On February 2, 2017, we acquired an office facility in Buffalo Grove, Illinois, which was deemed to be a real estate asset acquisition, at a total cost of $11.5 million, including land of $2.0 million, building of $7.5 million (including acquisition-related costs of $0.5 million, which were capitalized), and an intangible asset of $2.0 million (Note 7).

CPA®:17 – Global 3/31/17 10-Q – 13

Notes to Consolidated Financial Statements (Unaudited)

Operating Real Estate

Operating real estate, which consists of our wholly owned domestic self-storage operations, at cost, is summarized as follows (in thousands):

	March 31, 2017	December 31, 2016
Land	$55,645	$55,645
Buildings and improvements	203,602	203,326
Less: Accumulated depreciation	(20,543)	(18,876)
	$238,704	$240,095

Depreciation expense on our operating real estate for the three months ended March 31, 2017 and 2016 was $1.7 million and $2.1 million, respectively.

Dispositions and Assets Held for Sale

Below is a summary of our properties held for sale (in thousands):

	March 31, 2017	December 31, 2016
Real estate, net	$—	$14,850
Assets held for sale	$—	$14,850

At December 31, 2016, we had a property classified as Assets held for sale. On March 13, 2017, we sold this property for $14.1 million, net of closing costs, to a third party (Note 13).

I-drive Property Disposition and I-drive Wheel Restructuring

In 2012, we entered into a contract for the construction of a domestic build-to-suit project with IDL Master Tenant, LLC, a developer, for the construction of an entertainment complex, which we refer to as the I-drive Property, and an observation wheel, which we refer to as the I-drive Wheel, at the I-drive Property. We had accounted for the construction of the I-drive Property as Real estate under construction. The funding of the I-drive Wheel was provided in the form of a $50.0 million loan, which we refer to as the Wheel Loan, pursuant to the guidance of the acquisition, development and construction of real estate, or ADC Arrangement. We accounted for the Wheel Loan under the equity method of accounting as the characteristics of the arrangement with the third-party developer were more similar to a jointly-owned investment or partnership rather than a loan (Note 6). During 2015, the construction on both the I-drive Property and the I-drive Wheel were completed and placed into service.

On March 17, 2017, the developer exercised its purchase option and acquired the I-drive Property for a purchase price of $117.5 million (Note 13). The $60.0 million non-recourse mortgage loan encumbering the I-drive Property was repaid at closing by the buyer (Note 10). In connection with the disposition, we provided seller financing in the form of a $34.0 million mezzanine loan (Note 5), which was considered to be a non-cash investing activity, and the sale was accounted for under the cost recovery method. As a result, the $2.1 million gain on sale was deferred and will be recognized upon recovery of the cost of the property. As a result of the sale of the I-drive Property, we no longer consider this entity to be a VIE at March 31, 2017.

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

In connection with the I-drive Property disposition (Note 4, Note 13), on March 17, 2017 we provided seller financing in the form of a $34.0 million mezzanine loan (Note 4) to the developer of the I-drive Property, which has an interest rate of 9.0% and is scheduled to mature in April 2019 with an option to extend to April 2020.

CPA®:17 – Global 3/31/17 10-Q – 14

Notes to Consolidated Financial Statements (Unaudited)

In addition to the sale of the I-drive Property, we restructured the Wheel Loan (Note 4) on March 17, 2017. Under the original ADC Arrangement that was accounted for as an equity method investment (Note 6), (i) we provided all the equity for the initial construction and carried all of the risk, (ii) all interest and fees on the Wheel Loan were added to the Wheel Loan balance and (iii) we participated in the residual profits of the I-drive Wheel post-construction through rents we received pursuant to a ground lease. The Wheel Loan was amended as follows:

•	$5.0 million of principal was repaid.

•
$10.0 million of principal was converted into separate loans to two individuals associated with the developer. These loans are guaranteed by their 80.0% equity interest in the I-Shops Property that we originally owned and sold back to the developer in 2014. The loans have an interest rate of 6.5% and are scheduled to mature in December 2018 with an option to extend to April 2020.

•	We reduced the interest rate to 6.5% on the remaining $35.0 million and extended the maturity in December 2018 with an option to extend to December 2020.

In connection with the restructuring of the Wheel Loan, we determined that the loan no longer meets ADC equity investment classification since (i) the construction is now completed, (ii) the borrowers have contributed cash and equity pledges as security which substantially reduced our risk and (iii) we no longer participate in the residual profits through the ground lease rents (pursuant to the aforementioned I-drive Property disposition mentioned in Note 4). As a result, we reclassed the combined $45.0 million loan balance noted above to loan receivable, included in Other Assets, net which was a non-cash investing activity. A deferred gain of $16.4 million was recorded during the first quarter which was the difference between the fair value of the loan of $35.0 million and the $18.6 million carrying value of our previously held equity investment on March 17, 2017. The deferred gain related to the restructuring of the Wheel Loan will be recognized into income upon recovery of the cost of the Wheel Loan.

Credit Quality of Finance Receivables

We generally seek investments in facilities that we believe are critical to a tenant’s business and that we believe have a low risk of tenant default. At both March 31, 2017 and December 31, 2016, we had no significant finance receivable balances that were past due and we had not established any allowances for credit losses. Additionally, there were no modifications of finance receivables during the three months ended March 31, 2017 or the year ended December 31, 2016. We evaluate the credit quality of our finance receivables utilizing an internal five-point credit rating scale, with one representing the highest credit quality and five representing the lowest. The credit quality evaluation of our finance receivables was last updated in the first quarter of 2017.

A summary of our finance receivables by internal credit quality rating is as follows (dollars in thousands):

	Number of Tenants / Obligors at		Carrying Value at
Internal Credit Quality Indicator	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
1	—	—	$—	$—
2	2	2	62,169	61,949
3	9	9	412,186	412,075
4	8	5	145,628	65,868
5	—	—	—	—
			$619,983	$539,892

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

As required by current authoritative accounting guidance, we periodically compare an investment’s carrying value to its estimated fair value and recognize an impairment charge to the extent that the carrying value exceeds fair value and such

CPA®:17 – Global 3/31/17 10-Q – 15

Notes to Consolidated Financial Statements (Unaudited)

decline is determined to be other than temporary. Additionally, we provide funding to developers for ADC Arrangements, under which we have provided loans to third-party developers of real estate projects, which we account for as equity investments as the characteristics of the arrangement with the third-party developers are more similar to a jointly owned investment or partnership rather than a loan.

The following table presents Equity in earnings from equity method investments in real estate, which represents our proportionate share of the income or losses of these investments, as well as amortization of basis differences related to purchase accounting adjustments (in thousands):

	Three Months Ended March 31,
	2017	2016
Equity Earnings from Equity Investments:
Net Lease	$4,955	$3,552
All Other	(2,108)	262
Self Storage	—	(394)
	2,847	3,420
Amortization of Basis Differences on Equity Investments:
Net Lease	(563)	(820)
All Other	(299)	(389)
Self Storage	—	(39)
	(862)	(1,248)
Equity in earnings of equity method investments in real estate	$1,985	$2,172

CPA®:17 – Global 3/31/17 10-Q – 16

Notes to Consolidated Financial Statements (Unaudited)

The following table sets forth our ownership interests in our equity method investments in real estate and their respective carrying values, along with those ADC Arrangements that are recorded as equity investments (dollars in thousands):

		Ownership Interest at	Carrying Value at
Lessee/Equity Investee	Co-owner	March 31, 2017	March 31, 2017	December 31, 2016
Net Lease:
Hellweg Die Profi-Baumärkte GmbH & Co. KG (referred to as Hellweg 2) (a) (b) (c)	WPC	37%	$88,748	$10,125
C1000 Logistiek Vastgoed B.V. (a) (d)	WPC	85%	52,812	54,621
U-Haul Moving Partners, Inc. and Mercury Partners, LP (b)	WPC	12%	37,178	37,601
BPS Nevada, LLC (b) (e)	Third Party	15%	23,343	23,036
Bank Pekao S.A. (a) (b)	CPA®:18 – Global	50%	22,792	23,025
State Farm (b)	CPA®:18 – Global	50%	17,064	17,603
Berry Plastics Corporation (b)	WPC	50%	14,995	14,974
Apply Sørco AS (a)	CPA®:18 – Global	49%	12,471	12,528
Tesco plc (a) (b)	WPC	49%	10,442	10,807
Agrokor d.d. (referred to as Agrokor 5) (a) (b)	CPA®:18 – Global	20%	7,186	7,079
Eroski Sociedad Cooperativa – Mallorca (a)	WPC	30%	6,631	6,576
Dick’s Sporting Goods, Inc. (b)	WPC	45%	4,158	4,367
			297,820	222,342
All Other:
Shelborne Property Associates, LLC (referred to as Shelborne) (b) (e) (f)	Third Party	33%	125,662	127,424
BG LLH, LLC (b) (e)	Third Party	7%	36,493	36,756
BPS Nevada, LLC - Preferred Equity (b) (g)	Third Party	N/A	27,445	27,459
IDL Wheel Tenant, LLC (h)	Third Party	N/A	—	37,124
			189,600	228,763
			$487,420	$451,105
__________

(a)	The carrying value of this investment is affected by the impact of fluctuations in the exchange rate of the applicable foreign currency.

(b)	This investment is a VIE.

(c)
In January 2017, our Hellweg 2 jointly owned equity investment repaid non-recourse mortgage loans at maturity with an aggregate principal balance of approximately $243.8 million, of which we contributed $80.5 million (amounts are based on the exchange rate of the euro as of the date of repayment). This contribution was accounted for as a capital contribution to equity investments in real estate.

(d)
This investment represents a tenancy-in-common interest, whereby the property is encumbered by debt for which we are jointly and severally liable. The co-obligor is WPC and the amount due under the arrangement was approximately $69.0 million at March 31, 2017. Of this amount, $58.7 million represents the amount we agreed to pay and is included within the carrying value of this investment at March 31, 2017.

(e)	This investment is reported using the hypothetical liquidation at book value model.

(f)	Represents a domestic ADC Arrangement. There was no unfunded balance on the loan related to this investment at March 31, 2017.

(g)
This investment represents a preferred equity interest, with a preferred rate of return of 12% during 2016 and thereafter until November 19, 2019, the date on which the preferred equity interest is redeemable.

(h)
As of December 31, 2016, the carrying value included our investment in the Wheel Loan (Note 5) that was considered to be a VIE and was reported using the hypothetical liquidation at book value model. The Wheel Loan was restructured on March 17, 2017 and, as a result, we have derecognized the equity investment and recorded this investment as a loan receivable, included in Other assets, net and will no longer consider this to be a VIE.

CPA®:17 – Global 3/31/17 10-Q – 17

Notes to Consolidated Financial Statements (Unaudited)

Aggregate distributions from our interests in unconsolidated real estate investments were $21.3 million and $13.0 million, for the three months ended March 31, 2017 and 2016, respectively. At March 31, 2017 and December 31, 2016, the unamortized basis differences on our equity investments were $19.6 million and $19.1 million, respectively.

Note 7. Intangible Assets and Liabilities

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

In connection with our investment activity during the three months ended March 31, 2017 (Note 4), we recorded an In-place intangible asset of $2.0 million, which has an expected life of 20 years.

Intangible assets and liabilities are summarized as follows (in thousands):

		March 31, 2017			December 31, 2016
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
In-place lease and tenant relationship	1 - 53	$624,201	$(194,212)	$429,989	$620,149	$(181,598)	$438,551
Above-market rent	5 - 40	92,580	(26,013)	66,567	91,895	(24,599)	67,296
Below-market ground leases	55 - 94	12,093	(556)	11,537	12,023	(508)	11,515
		728,874	(220,781)	508,093	724,067	(206,705)	517,362
Indefinite-Lived Intangible Assets
Goodwill		304	—	304	304	—	304
Total intangible assets		$729,178	$(220,781)	$508,397	$724,371	$(206,705)	$517,666

Finite-Lived Intangible Liabilities
Below-market rent	7 - 53	$(102,050)	$40,246	$(61,804)	$(120,725)	$39,025	$(81,700)
Above-market ground lease	49 - 88	(1,145)	49	(1,096)	(1,145)	46	(1,099)
Total intangible liabilities		$(103,195)	$40,295	$(62,900)	$(121,870)	$39,071	$(82,799)

Amortization of below-market rent and above-market rent intangibles is recorded as an adjustment to Rental income; amortization of below-market ground lease and above-market ground lease intangibles is included in Property expenses; and amortization of in-place lease and tenant relationship intangibles is included in Depreciation and amortization. Amortization of below and above market rent intangibles, including the effect of foreign currency translation, increased Rental income by $18.8 million and $0.1 million for the three months ended March 31, 2017 and 2016, respectively, which includes the impact of a below-market rent intangible liability write off of $15.7 million recognized in conjunction with the KBR lease modification (Note 13) that occurred during the current year. Net amortization expense of all of our other net intangible assets totaled $12.9 million and $9.3 million for the three months ended March 31, 2017 and 2016, respectively.

CPA®:17 – Global 3/31/17 10-Q – 18

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

We did not have any transfers into or out of Level 1, Level 2, and Level 3 measurements during the three months ended March 31, 2017 and 2016. Gains and losses (realized and unrealized) included in earnings are reported within Other income and (expenses) on our consolidated financial statements.

Our other financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands):

		March 31, 2017		December 31, 2016
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt, net (a) (b)	3	$1,895,407	$1,930,477	$2,022,250	$2,053,353
Loans receivable (b)	3	110,500	110,500	31,500	31,500
CMBS (c)	3	4,554	7,456	4,027	7,470
___________

(a)	The carrying value of Debt, net includes unamortized deferred financing costs of $8.5 million and $9.3 million at March 31, 2017 and December 31, 2016, respectively.

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

(c)
At March 31, 2017 and December 31, 2016, we had three separate tranches of CMBS investments, which are scheduled to mature between November 2017 and February 2018. The carrying value of our CMBS is inclusive of impairment charges for the year ended December 31, 2016, as well as accretion related to the estimated cash flows expected to be received.

We estimated that our other financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values at both March 31, 2017 and December 31, 2016.

CPA®:17 – Global 3/31/17 10-Q – 19

Notes to Consolidated Financial Statements (Unaudited)

During the three months ended March 31, 2017, we were notified by the tenant currently occupying a property that we own with an affiliate, located in Waldaschaff, Germany, that they will not be renewing its lease. As a result of this information, and our expectation that we will not be able to replace the tenant upon the lease expiration, we recognized an impairment charge of $4.5 million, which included $1.5 million attributed to a noncontrolling interest (amounts are based on the exchange rate of the euro at the date of impairment). The fair value of the property after the impairment charge approximated $4.7 million. The fair value measurement related to the impairment charge was determined by estimating discounted cash flows using a cash flow discount rate of 9.75%, which is considered a significant unobservable input. Significant increases or decreases to this input would result in a significant change in the fair value measurement.

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

We measure derivative instruments at fair value and record them as assets or liabilities, depending on our rights or obligations under the applicable derivative contract. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. For a derivative designated, and that qualified, as a cash flow hedge, the effective portion of the change in fair value of the derivative is recognized in Other comprehensive income until the hedged item is recognized in earnings. For a derivative designated, and that qualified, as a net investment hedge, the effective portion of the change in the fair value and/or the net settlement of the derivative is reported in Other comprehensive income as part of the cumulative foreign currency translation adjustment. For a derivative designated, and that qualified, as a net investment hedge, the effective portion of the change in the fair value and/or the net settlement of the derivative is reported in Other comprehensive income as part of the cumulative foreign currency translation adjustment. The ineffective portion of the change in fair value of any derivative is immediately recognized in earnings

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis on our consolidated financial statements. At both March 31, 2017 and December 31, 2016, no cash collateral had been posted or received for any of our derivative positions.

CPA®:17 – Global 3/31/17 10-Q – 20

Notes to Consolidated Financial Statements (Unaudited)

The following table sets forth certain information regarding our derivative instruments (in thousands):

Derivatives Designated as Hedging Instruments		Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
	Balance Sheet Location	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Foreign currency forward contracts	Other assets, net	$34,372	$38,735	$—	$—
Foreign currency collars	Other assets, net	467	522	—	—
Interest rate caps	Other assets, net	372	79	—	—
Interest rate swaps	Other assets, net	145	54	—	—
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	—	—	(5,120)	(6,011)
Foreign currency collars	Accounts payable, accrued expenses and other liabilities	—	—	(8)	(4)
Derivatives Not Designated as Hedging Instruments
Stock warrants	Other assets, net	1,650	1,848	—	—
Swaption	Other assets, net	216	264	—	—
Foreign currency forward contracts	Other assets, net	161	—	—	—
Interest rate swap	Accounts payable, accrued expenses and other liabilities	—	—	(148)	(173)
Total derivatives		$37,383	$41,502	$(5,276)	$(6,188)

The following tables present the impact of our derivative instruments in the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized on Derivatives in Other Comprehensive Income (Effective Portion) (a)
	Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationships	2017	2016
Foreign currency forward contracts	$(3,749)	$(8,855)
Interest rate swaps	993	(2,462)
Interest rate caps	(258)	—
Foreign currency collars	(57)	(395)
Derivatives in Net Investment Hedging Relationships (b)
Foreign currency forward contracts	(291)	(585)
Foreign currency collars	(2)	(15)
Total	$(3,364)	$(12,312)

		Amount of Gain (Loss) Reclassified from Other Comprehensive Income into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified to Income	Three Months Ended March 31,
		2017	2016
Foreign currency forward contracts	Other income and (expenses)	$2,858	$2,380
Interest rate swaps	Interest expense	(706)	(1,801)
Total		$2,152	$579
__________

(a)	Excludes net gains of $0.5 million and net losses of less than $0.1 million recognized on unconsolidated jointly owned investments for the three months ended March 31, 2017 and 2016, respectively.

CPA®:17 – Global 3/31/17 10-Q – 21

Notes to Consolidated Financial Statements (Unaudited)

(b)
The effective portion of the change in fair value and the settlement of these contracts are reported in the foreign currency translation adjustment section of Other comprehensive income until the underlying investment is sold, at which time we reclassify the gain or loss to earnings.

Amounts reported in Other comprehensive income related to interest rate swaps will be reclassified to Interest expense as interest is incurred on our variable-rate debt. Amounts reported in Other comprehensive income related to foreign currency derivative contracts will be reclassified to Other income and (expenses) when the hedged foreign currency contracts are settled. At March 31, 2017, we estimated that an additional $2.0 million and $9.7 million will be reclassified as interest expense and as other expenses, respectively, during the next 12 months.

The following table presents the impact of our derivative instruments in the consolidated financial statements (in thousands):

		Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives Not in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended March 31,
		2017	2016
Stock warrants	Other income and (expenses)	$(198)	$—
Swaption	Other income and (expenses)	(48)	(161)
Foreign currency forward contracts	Other income and (expenses)	33	—
Interest rate swap	Interest expense	18	—
Derivatives in Cash Flow Hedging Relationships
Interest rate swaps (a)	Interest expense	46	24
Foreign currency collar	Interest expense	—	(4)
Total		$(149)	$(141)
__________

(a)	Relates to the ineffective portion of the hedging relationship.

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

CPA®:17 – Global 3/31/17 10-Q – 22

Notes to Consolidated Financial Statements (Unaudited)

The interest rate swaps, caps, and swaption that our consolidated subsidiaries had outstanding at March 31, 2017 are summarized as follows (currency in thousands):

Interest Rate Derivatives	Number of Instruments	Notional Amount		Fair Value at March 31, 2017 (a)
Designated as Cash Flow Hedging Instruments
Interest rate swaps	13	230,932	USD	$(4,215)
Interest rate swaps	6	63,210	EUR	(760)
Interest rate caps	4	139,359	EUR	331
Interest rate cap	1	6,394	GBP	41
Not Designated as Hedging Instrument
Swaption	1	13,230	USD	216
Interest rate swap	1	4,931	EUR	(148)
				$(4,535)
__________

(a)	Fair value amount is based on the exchange rate of the euro or British pound sterling at March 31, 2017, as applicable.

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

The following table presents the foreign currency derivative contracts we had outstanding and their designations at March 31, 2017 (currency in thousands):

Foreign Currency Derivatives	Number of Instruments	Notional Amount		Fair Value at March 31, 2017
Designated as Cash Flow Hedging Instruments
Foreign currency forward contracts	56	112,627	EUR	$31,503
Foreign currency zero-cost collars	2	15,100	EUR	467
Foreign currency zero-cost collars	3	2,000	NOK	(4)
Not Designated as Hedging Instruments
Foreign currency forward contracts	12	8,674	NOK	161
Designated as Net Investment Hedging Instruments
Foreign currency forward contracts	4	754,520	JPY	2,766
Foreign currency forward contracts	3	5,549	NOK	103
Foreign currency zero-cost collar	1	2,500	NOK	(4)
				$34,992

CPA®:17 – Global 3/31/17 10-Q – 23

Notes to Consolidated Financial Statements (Unaudited)

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of any collateral received. No collateral was received as of March 31, 2017. At March 31, 2017, our total credit exposure was $34.9 million and the maximum exposure to any single counterparty was $15.9 million.

Some of the agreements with our derivative counterparties contain cross-default provisions that could trigger a declaration of default on our derivative obligations if we default, or are capable of being declared in default, on certain of our indebtedness. At March 31, 2017, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives that were in a net liability position was $5.3 million and $6.7 million at March 31, 2017 and December 31, 2016, respectively, which included accrued interest and any nonperformance risk adjustments. If we had breached any of these provisions at March 31, 2017 or December 31, 2016, we could have been required to settle our obligations under these agreements at their aggregate termination value of $5.7 million and $7.3 million, respectively.

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

For the three months ended March 31, 2017, our KBR Inc. tenant contributed 22.0% of our total revenues, which included $15.7 million as a result of a write-off of a below-market lease intangible liability that was recognized in rental income (Note 13).

Note 10. Debt

Debt, Net

At March 31, 2017, our mortgage notes payable bore interest at fixed annual rates ranging from 1.9% to 10.9% and variable contractual annual rates ranging from 1.3% to 6.0%, with maturity dates ranging from 2017 to 2031.

Financing Activity During 2017

On February 1, 2017, we refinanced a non-recourse mortgage loan of $92.4 million at maturity with a new loan of $105.0 million that has an interest rate of the London Interbank Offered rate, or LIBOR, plus 1.8% and is scheduled to mature in February 2020.

During the three months ended March 31, 2017, we repaid six non-recourse mortgage loans totaling $143.0 million, all of which were scheduled to mature in 2017 (amount is based on the exchange rate of the euro as of the date of repayment, as applicable). Of the $143.0 million, $60.0 million pertained to the non-recourse mortgage loan that was paid down in connection with the I-drive Property disposition (Note 4, Note 13) of which we recognized a loss on extinguishment of debt of $1.3 million.

In March 2017, we completed the sale of the KBR II property (Note 13), which had a non-recourse mortgage loan of $31.2 million at the time of sale. This mortgage loan, which has an interest rate 4.9% and is scheduled to mature in January 2024, has since been recollateralized with two of our existing net-lease properties. As a result of the swapping of the collateral of this loan, this debt is now considered to be a recourse mortgage loan to us in the event of a default.

CPA®:17 – Global 3/31/17 10-Q – 24

Notes to Consolidated Financial Statements (Unaudited)

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

The following table presents a summary of our Senior Credit Facility (dollars in thousands):

	Interest Rate at March 31, 2017	Outstanding Balance at
Senior Credit Facility, net		March 31, 2017	December 31, 2016
Term Loan (a)	LIBOR + 1.55%	$49,789	$49,751
Revolver:
Revolver - borrowing in euros (b)	LIBOR + 1.75%	34,211	—
		$84,000	$49,751
__________

(a)	Includes unamortized deferred financing costs and discounts.

(b)	Amount is based on the exchange rate of the euro at March 31, 2017.

On September 30, 2016, we exercised the delayed draw option on our Term Loan and borrowed $50.0 million. The Term Loan bears interest at LIBOR + 1.55% and is scheduled to mature on August 26, 2018, unless extended pursuant to its terms. The Revolver and Term Loan are used for our working capital needs and for new investments, as well as for general corporate purposes. During the three months ended March 31, 2017, we drew down $33.8 million from our Senior Credit Facility (amount is based on the exchange rate of the euro on the date of draw). On April 11, 2017, we repaid the Revolver balance in full (Note 15).

We are required to ensure that the total Restricted Payments (as defined in the amended Credit Agreement) in an aggregate amount in any fiscal year does not exceed the greater of 95% of MFFO and the amount of Restricted Payments required in order for us to (i) maintain our REIT status and (ii) avoid the payment of federal or state income or excise tax. Restricted Payments include quarterly dividends and the total amount of shares repurchased by us, if any, in excess of $100.0 million per year. In addition to placing limitations on dividend distributions and share repurchases, the Credit Agreement also stipulates certain customary financial covenants. We were in compliance with all such covenants at March 31, 2017.

CPA®:17 – Global 3/31/17 10-Q – 25

Notes to Consolidated Financial Statements (Unaudited)

Scheduled Debt Principal Payments

Scheduled debt principal payments for the remainder of 2017, each of the next four calendar years following December 31, 2017 and thereafter through 2031 are as follows (in thousands):

Years Ending December 31,	Total
2017 (remainder)	$184,651
2018 (a)	174,499
2019	71,365
2020	341,047
2021	433,208
Thereafter through 2031	788,558
Total principal payments	1,993,328
Deferred financing costs	(8,660)
Unamortized discount, net	(5,261)
Total	$1,979,407
__________

(a)
Includes the $50.0 million Term Loan and $34.2 million Revolver outstanding at March 31, 2017 under our Senior Credit Facility, which are scheduled to mature on August 26, 2018, unless extended pursuant to its terms. On April 11, 2017, we repaid the Revolver balance in full (Note 15).

Certain amounts in the table above are based on the applicable foreign currency exchange rate at March 31, 2017. The carrying value of our Debt, net increased by $9.8 million from December 31, 2016 to March 31, 2017 due the weakening of the U.S. dollar relative to foreign currencies, particularly the euro and the British pound sterling, during the same period.

Note 11. Commitments and Contingencies

At March 31, 2017, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations. At March 31, 2017, we had unfunded construction commitments of $8.8 million primarily related to one of our completed build-to-suit projects.

CPA®:17 – Global 3/31/17 10-Q – 26

Notes to Consolidated Financial Statements (Unaudited)

Note 12. Equity

Reclassifications Out of Accumulated Other Comprehensive Loss

The following tables present a reconciliation of changes in Accumulated other comprehensive loss by component for the periods presented (in thousands):

	Three Months Ended March 31, 2017
	Gains and Losses on Derivative Instruments	Gains and Losses on Marketable Securities	Foreign Currency Translation Adjustments	Total
Beginning balance	$29,549	$(48)	$(186,177)	$(156,676)
Other comprehensive income before reclassifications	(401)	30	8,609	8,238
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	706	—	—	706
Other income and (expenses)	(2,858)	—	—	(2,858)
Total	(2,152)	—	—	(2,152)
Net current-period Other comprehensive income	(2,553)	30	8,609	6,086
Net current-period Other comprehensive income attributable to noncontrolling interests	—	—	(259)	(259)
Ending balance	$26,996	$(18)	$(177,827)	$(150,849)

	Three Months Ended March 31, 2016
	Gains and Losses on Derivative Instruments	Gains and Losses on Marketable Securities	Foreign Currency Translation Adjustments	Total
Beginning balance	$28,200	$(77)	$(167,928)	$(139,805)
Other comprehensive income before reclassifications	(11,165)	7	31,328	20,170
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	1,801	—	—	1,801
Other income and (expenses)	(2,380)	—	—	(2,380)
Total	(579)	—	—	(579)
Net current-period Other comprehensive income	(11,744)	7	31,328	19,591
Net current-period Other comprehensive income attributable to noncontrolling interests	—	—	(911)	(911)
Ending balance	$16,456	$(70)	$(137,511)	$(121,125)

Distributions

During the first quarter of 2017, our board of directors declared a quarterly distribution of $0.1625 per share, which was paid on April 17, 2017 to stockholders of record on March 31, 2017, in the amount of $56.1 million. Distributions are declared at the discretion of our board of directors and are not guaranteed.

CPA®:17 – Global 3/31/17 10-Q – 27

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

Property Dispositions

The results of operations for properties that have been sold or classified as held for sale are included in the consolidated financial statements and are summarized as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Revenues	$6,677	$11,566
Expenses	(4,045)	(8,631)
Equity in earnings of equity method investments in real estate	(688)	(1,172)
Loss on extinguishment of debt	(1,320)	(2,499)
Provision for income taxes	(10)	(5)
Gain on sale of real estate, net of tax	1,634	25,398
Income from properties sold or classified as held for sale, net of income taxes	$2,248	$24,657

2017 Dispositions

During the three months ended March 31, 2017, we sold one of our net-lease properties to the developer that constructed the I-drive Property for net proceeds of $23.5 million, inclusive of $34.0 million of financing provided by us to the developer in the form of a mezzanine loan, and recorded a deferred gain on sale of $2.1 million, which will be recognized into income upon recovery of the cost of the property (Note 4, Note 5). The developer repaid the $60.0 million non-recourse mortgage loan encumbering the I-drive Property at closing (Note 10). In addition, in connection with the I-drive Wheel restructuring, we recorded a deferred gain of $16.4 million, which will be recognized into income upon recovery of the cost of the Wheel Loan (Note 5).

In August 2016, we simultaneously entered into two agreements with one of our tenants, KBR, Inc., to amend the lease at one property and terminate the lease at another property, both located in Houston, Texas. The lease modification and lease termination were contingent upon one another and became effective upon disposing of one net-lease property on March 13, 2017, which was previously classified as held for sale as of December 31, 2016. Upon disposition, we received proceeds of $14.1 million, net of closing costs, and recognized a gain on sale of $1.6 million. In addition, as a result of the aforementioned lease modification, contractual rents were renegotiated to be at market and the existing below-market rent lease liability of $15.7 million was written off and recognized into Rental income during the three months ended March 31, 2017 (Note 7). In addition, as a result of the termination of the lease noted above, we accelerated the below-market lease intangible liabilities of $3.3 million that were also recognized into Rental income during the three months ended March 31, 2017.

2016 Disposition

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

CPA®:17 – Global 3/31/17 10-Q – 28

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

	Three Months Ended March 31,
	2017	2016
Net Lease
Revenues (a) (b)	$112,523	$93,405
Operating expenses (c)	(41,308)	(36,218)
Interest expense	(20,651)	(22,133)
Other income and (expenses), excluding interest expense	3,459	2,756
Provision for income taxes	614	(1,775)
Gain on sale of real estate, net of tax	1,739	—
Net income attributable to noncontrolling interests	(2,325)	(3,526)
Net income attributable to CPA®:17 – Global	$54,051	$32,509
Self-Storage
Revenues	$8,742	$12,061
Operating expenses	(7,199)	(7,862)
Interest expense	(2,003)	(1,892)
Other income and (expenses), excluding interest expense	(2)	(2,932)
Provision for income taxes	(32)	(63)
Gain on sale of real estate, net of tax	—	25,398
Net (loss) income attributable to CPA®:17 – Global	$(494)	$24,710
All Other
Revenues	$1,740	$1,760
Operating expenses	(38)	(35)
Interest expense	—	(3)
Other income and (expenses), excluding interest expense	(2,408)	(95)
Provision for income taxes	(650)	(4)
Net (loss) income attributable to CPA®:17 – Global	$(1,356)	$1,623
Corporate
Unallocated Corporate Overhead (d)	$(7,380)	$(6,751)
Net income attributable to noncontrolling interests – Available Cash Distributions	$(6,810)	$(6,668)
Total Company
Revenues	$123,005	$107,226
Operating expenses	(59,615)	(56,205)
Interest expense	(23,390)	(24,611)
Other income and (expenses), excluding interest expense	6,028	5,712
Provision for income taxes	(621)	(1,903)
Gain on sale of real estate, net of tax	1,739	25,398
Net income attributable to noncontrolling interests	(9,135)	(10,194)
Net income attributable to CPA®:17 – Global	$38,011	$45,423

CPA®:17 – Global 3/31/17 10-Q – 29

Notes to Consolidated Financial Statements (Unaudited)

	Total Long-Lived Assets at (e)		Total Assets at
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Net Lease (f)	$3,162,874	$3,210,351	$3,832,971	$3,905,402
Self-Storage	238,704	240,095	248,928	252,195
All Other (f)	189,600	228,763	306,684	266,231
Corporate	—	—	206,532	275,095
Total Company	$3,591,178	$3,679,209	$4,595,115	$4,698,923
___________

(a)
Includes a $15.7 million and $3.3 million write off and acceleration of a below-market rent lease liabilities, respectively, pertaining to our KBR Inc. properties that were recognized in Rental income during the three months ended March 31, 2017 (Note 13).

(b)
During the three months ended March 31, 2017, and 2016, we recognized straight-line rent adjustments of $3.5 million and $4.7 million, respectively, which increased Rental income within our consolidated financial statements for each period.

(c)	Includes an impairment charge of $4.5 million related to a property located in Waldaschaff, Germany (Note 8) incurred during the three months ended March 31, 2017.

(d)
Included in unallocated corporate overhead are asset management fees and general and administrative expenses, as well as interest expense and other charges related to our Senior Credit Facility. These expenses are calculated and reported at the portfolio level and not evaluated as part of any segment’s operating performance.

(e)	Includes Net investments in real estate and Equity investments in real estate.

(f)
Includes the impact of the I-drive Property disposition and I-drive Wheel restructuring (Note 4, Note 6, Note 13) and the sale of a property classified as Assets held for sale as of December 31, 2016 (Note 13).

Note 15. Subsequent Event

On April 11, 2017, we repaid in full the outstanding balance on our Revolver of $34.0 million (amount is based on the exchange rate of the euro on the date of paydown).

CPA®:17 – Global 3/31/17 10-Q – 30

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide the reader with information that will assist in understanding our financial statements and the reasons for changes in certain key components of our financial statements from period to period. Management’s Discussion and Analysis of Financial Condition and Results of Operations also provides the reader with our perspective on our financial position and liquidity, as well as certain other factors that may affect our future results. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the 2016 Annual Report and subsequent reports filed under the Securities Exchange Act of 1934.

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

Significant Developments

Management Changes

On March 28, 2017, we announced that Ms. Mallika Sinha was appointed as our chief financial officer, succeeding Ms. ToniAnn Sanzone, who resigned from that position, effective as of that same date. Ms. Sanzone remains the chief financial officer of WPC. Ms. Sinha served as the Company’s Executive Director – Corporate Finance from January 2016 to March 2017, having served as Senior Vice President – Corporate Finance from April 2013 to December 2015.

Net Asset Value

Our Advisor calculates our net asset value per share, or NAV, annually as of year-end, and on March 20, 2017, we announced that our Advisor had determined that our NAV was $10.11 as of December 31, 2016. Our Advisor generally calculates our NAV by relying in part on an appraisal of the fair market value of our real estate provided by a third party, adjusted to give effect to the estimated fair value of mortgage loans encumbering our assets (also provided by a third party) as well as other adjustments. Our NAV is based on a number of variables, including individual tenant credits, lease terms, lending credit spreads, foreign currency exchange rates, and tenant defaults, among others. We do not control all of these variables and, as such, cannot predict how they will change in the future. For additional information regarding the calculation of our NAV as of December 31, 2016, please see our Current Report Form 8-K dated March 20, 2017.

Acquisition

During the three months ended March 31, 2017, we acquired one domestic investment at a total cost of approximately $11.5 million, inclusive of acquisition-related costs and fees.

CPA®:17 – Global 3/31/17 10-Q – 31

Dispositions

During the three months ended March 31, 2017, we sold one net-lease property that was classified as held for sale as of December 31, 2016, for total proceeds of $14.1 million, net of closing costs and recognized a gain on the sale of $1.6 million. In addition, during the three months ended March 31, 2017, we sold one of our net-lease properties to the developer that constructed the I-drive Property for net proceeds of $23.5 million, inclusive of $34.0 million of financing provided by us to the developer in the form of a mezzanine loan, and recorded a deferred gain on sale of $2.1 million, which will be recognized upon recovery of the cost of the property (Note 4, Note 5). In addition, in connection with the I-drive Wheel restructuring, we recorded a deferred gain of $16.4 million, which will be recognized into income upon recovery of the cost of the Wheel Loan (Note 5).

Financing Activity

During the three months ended March 31, 2017, we refinanced one non-recourse mortgage loan totaling $92.4 million with new non-recourse mortgage financing totaling $105.0 million that has an interest rate of LIBOR plus 1.8% and is scheduled to mature in February 2020. In addition, on February 27, 2017, we drew down $33.8 million from our Senior Credit Facility (amount is based on the exchange rate of the euro on the date of draw).

In addition, during the three months ended March 31, 2017, we repaid six non-recourse mortgage loans totaling $143.0 million, all of which were scheduled to mature in 2017 (amount is based on the exchange rate of the euro as of the date of repayment, as applicable). Of the $143.0 million, $60.0 million pertained to the non-recourse mortgage loan that was paid down in conjunction with the sale of the I-drive Property (Note 4) of which we recognized a loss on extinguishment of debt of $1.3 million (Note 10).

CPA®:17 – Global 3/31/17 10-Q – 32

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

Portfolio Summary

	March 31, 2017	December 31, 2016
Number of net-leased properties	394	395
Number of operating properties (a)	38	38
Number of tenants (b)	118	121
Total square footage (in thousands) (c)	45,546	46,119
Occupancy (b) (c)	99.79%	99.72%
Weighted-average lease term (in years) (c)	12.2	12.9
Number of countries (c)	14	14
Total assets (in thousands) (d)	$4,595,115	$4,698,923
Net investments in real estate (in thousands) (d)	3,103,758	3,228,104

	Three Months Ended March 31,
(dollars in thousands, except exchange rate)	2017	2016
Acquisition volume — consolidated and pro rata (d) (e)	$11.5	$27.1
Financing obtained — consolidated and pro rata (d) (f)	105.0	69.2
Average U.S. dollar/euro exchange rate	1.0649	1.1026
Average U.S. dollar/British pound sterling exchange rate	1.2381	1.4322
Average U.S. dollar/Japanese yen exchange rate	0.0088	0.0087
Change in the U.S. CPI (g)	1.0%	0.7%
Change in the Harmonized Index of Consumer Prices (g)	0.3%	(0.1)%
__________

(a)
Operating properties are comprised of full ownership interests in 37 self-storage properties with an average occupancy of 93.6% at March 31, 2017, full or partial ownership interests in 37 self-storage properties with an average occupancy of 93.0% at December 31, 2016, and one hotel property at each date; all of which were managed by third parties.

(b)	Excludes operating properties.

(c)	Represents pro rata basis. See Terms and Definitions below for a description of pro rata amounts.

(d)	Represents consolidated basis.

(e)	Includes acquisition-related costs and fees for business combinations, which are expensed in the consolidated financial statements.

(f)	Includes refinancings, on a consolidated basis, of $105.0 million during the three months ended March 31, 2017.

(g)	Many of our lease agreements include contractual increases indexed to changes in the U.S. Consumer Price Index, or CPI, or similar indices.

CPA®:17 – Global 3/31/17 10-Q – 33

Net-Leased Portfolio

The tables below represent information about our net-leased portfolio on a consolidated and pro rata basis and, accordingly, exclude all operating properties at March 31, 2017. See Terms and Definitions below for a description of pro rata amounts and ABR.

Top Ten Tenants by ABR
(in thousands, except percentages)

				Consolidated		Pro Rata
Tenant/Lease Guarantor	Property Type	Tenant Industry	Location	ABR	Percent	ABR	Percent
The New York Times Company	Office	Media: Advertising, Printing & Publishing	New York, NY	$26,844	8%	$14,764	4%
Metro Cash & Carry Italia S.p.A. (a)	Retail	Retail Stores	Germany; Italy	26,096	8%	26,096	7%
Agrokor d.d. (a)	Retail; Warehouse	Grocery	Croatia	20,965	6%	22,177	6%
General Parts, Inc.	Office; Warehouse	Retail Stores	Various U.S.	18,345	6%	18,345	5%
Lineage Logistics Holdings, LLC	Warehouse	Business Services	Various U.S.	14,375	4%	14,375	4%
KBR, Inc.	Office	Business Services	Houston, TX	12,567	4%	12,567	4%
Blue Cross and Blue Shield of Minnesota, Inc.	Office: Other	Insurance	Various, MN	12,450	4%	12,450	4%
Eroski Sociedad Cooperativa (a)	Retail; Warehouse	Grocery	Spain	9,099	3%	9,751	3%
FM Logistics (a)	Industrial; Warehouse	Transportation: Cargo	Czech Republic, Poland, Slovakia	8,764	3%	8,764	3%
Telefonica Audiovisual Digital, S.L.U. (a)	Office	Media: Broadcasting and Subscription	Spain	7,572	2%	7,572	2%
Total				$157,077	48%	$146,861	42%
__________

(a)	ABR amounts are subject to fluctuations in foreign currency exchange rates.

CPA®:17 – Global 3/31/17 10-Q – 34

Portfolio Diversification by Geography
(in thousands, except percentages)

	Consolidated		Pro Rata
Region	ABR	Percent	ABR	Percent
United States
Midwest	$65,411	20%	$70,530	20%
East	57,829	18%	45,130	13%
South	55,276	17%	60,910	17%
West	32,223	10%	30,585	9%
United States Total	210,739	65%	207,155	59%
International
Italy	24,567	8%	24,567	7%
Poland	22,402	7%	26,485	7%
Croatia	20,965	6%	22,177	6%
Spain	16,671	5%	17,323	5%
Germany	10,103	3%	19,156	6%
United Kingdom	4,879	2%	4,879	1%
Lithuania	4,344	1%	4,344	1%
The Netherlands	3,627	1%	14,797	4%
Other (a)	6,879	2%	12,376	4%
International Total	114,437	35%	146,104	41%
Total	$325,176	100%	$353,259	100%
__________

(a)	Consolidated includes ABR from tenants in Japan, the Czech Republic, and Slovakia. Pro rata includes ABR from tenants in the aforementioned countries plus Hungary and Norway.

Portfolio Diversification by Property Type
(in thousands, except percentages)

	Consolidated		Pro Rata
Property Type	ABR	Percent	ABR	Percent
Office	$102,837	32%	$100,516	29%
Warehouse	83,787	26%	99,618	28%
Retail	68,524	21%	78,238	22%
Industrial	52,338	16%	53,042	15%
Other (a)	17,690	5%	21,845	6%
Total	$325,176	100%	$353,259	100%
__________

(a)
Consolidated includes ABR from tenants with the following property types: education facility, fitness facility, land, and net-leased student housing. Pro rata includes ABR from tenants with the aforementioned property types and self-storage.

CPA®:17 – Global 3/31/17 10-Q – 35

Portfolio Diversification by Tenant Industry
(in thousands, except percentages)

	Consolidated		Pro Rata
Industry Type	ABR	Percent	ABR	Percent
Retail Stores	$80,432	25%	$93,139	26%
Business Services	36,744	11%	39,263	11%
Media: Advertising, Printing, and Publishing	30,768	10%	18,688	5%
Grocery	30,064	9%	46,077	13%
Capital Equipment	14,310	4%	14,310	4%
Consumer Services	13,305	4%	13,397	4%
Insurance	12,450	4%	16,142	5%
Cargo Transportation	12,305	4%	13,759	4%
Telecommunications	10,729	3%	10,752	3%
Automotive	10,547	3%	9,539	3%
Healthcare and Pharmaceuticals	9,442	3%	9,442	3%
Non-Durable Consumer Goods	9,432	3%	7,378	2%
Media: Broadcasting and Subscription	9,322	3%	9,322	3%
Hotel, Gaming, and Leisure	8,847	3%	8,886	3%
Beverage, Food, and Tobacco	8,566	3%	8,566	2%
High Tech Industries	7,109	2%	6,060	2%
Banking	4,692	1%	8,713	2%
Containers, Packing, and Glass	3,886	1%	7,599	2%
Other (a)	12,226	4%	12,227	3%
Total	$325,176	100%	$353,259	100%
__________

(a)
Includes ABR from tenants in the following industries: construction and building; wholesale; aerospace and defense; consumer transportation; chemicals, plastics, and rubber; durable consumer goods; real estate; metals and mining; finance; and environmental industries.

CPA®:17 – Global 3/31/17 10-Q – 36

Lease Expirations
(in thousands, except percentages and number of leases)

	Consolidated (a)			Pro Rata (a)
Year of Lease Expiration	Number of Leases Expiring	ABR	Percent	Number of Leases Expiring	ABR	Percent
2017 remaining (b)	10	$3,360	1%	12	$860	—%
2018	3	581	—%	5	589	—%
2019	4	2,426	1%	4	2,426	1%
2020	5	272	—%	5	272	—%
2021	7	2,040	1%	7	1,647	—%
2022	1	2,728	1%	2	4,244	1%
2023	2	310	—%	7	4,277	1%
2024	7	39,045	12%	11	32,435	9%
2025	17	23,856	7%	17	23,856	7%
2026	11	11,622	4%	17	22,793	7%
2027	22	30,272	9%	22	30,272	9%
2028	26	38,320	12%	28	42,559	12%
2029	4	6,227	2%	4	6,227	2%
2030	20	52,666	16%	21	63,775	18%
Thereafter	43	111,451	34%	45	117,027	33%
Total	182	$325,176	100%	207	$353,259	100%
__________

(a)	Assumes tenant does not exercise any renewal option.

(b)	Month-to-month leases with consolidated and pro rata ABR of $3.4 million and $0.7 million, respectively, are included in 2017 ABR.

Self-Storage Summary

Our self-storage properties had an average occupancy rate of 93.6% at March 31, 2017 and were comprised as follows (square footage in thousands):

State	Number of Properties	Square Footage
Illinois	13	900
California	7	476
New York	5	335
Florida	4	261
Hawaii	4	259
Georgia	2	79
Texas	1	75
North Carolina	1	80
Consolidated Total	37	2,465

CPA®:17 – Global 3/31/17 10-Q – 37

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

Financial Highlights

(in thousands)

	Three Months Ended March 31,
	2017	2016
Total revenues	$123,005	$107,226
Net income attributable to CPA®:17 – Global	38,011	45,423

Cash distributions paid	55,830	54,775

Net cash provided by operating activities	60,941	54,152
Net cash provided by (used in) investing activities	30,059	(5,194)
Net cash used in financing activities	(156,907)	(89,740)

Supplemental financial measures:
FFO attributable to CPA®:17 – Global (a)	78,001	57,110
MFFO attributable to CPA®:17 – Global (a)	57,273	48,875
Adjusted MFFO attributable to CPA®:17 – Global (a)	59,616	52,214
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

Consolidated Results

Revenues and Net Income Attributable to CPA®:17 – Global

Total revenues increased during the three months ended March 31, 2017 as compared to the same period in 2016, primarily due to the write-off and acceleration of below-market lease intangible liabilities of $15.7 million and $3.3 million, respectively, related to the KBR Inc. lease modification/termination, which was recognized in Rental income in the current year period (Note 13), all of which were partially offset by a $3.5 million decrease in Other real estate income that related to the operating properties that were disposed of during 2016. Net income attributable to CPA®:17 – Global decreased during the three months ended March 31, 2017 as compared to the same period in 2016, primarily due to a $25.4 million gain on sale of real estate, net of tax, that was recognized during the three months ended March 31, 2016, partially offset by the write off of the below-market lease intangible liabilities noted above.

CPA®:17 – Global 3/31/17 10-Q – 38

FFO attributable to CPA®:17 – Global

FFO attributable to CPA®:17 – Global increased during the three months ended March 31, 2017 as compared to the same period in 2016, primarily due to the write-off and acceleration of the below-market lease intangible liabilities noted above, the accretive impact of our investments acquired, and a reduction in interest expense as a result of loan payoffs and refinancings.

MFFO and Adjusted MFFO Attributable to CPA®:17 – Global

MFFO and Adjusted MFFO attributable to CPA®:17 – Global increased during the three months ended March 31, 2017 as compared to the same period in 2016, primarily due to a reduction in interest expense, the improved operating performance of two of our equity investments, and the accretive impact of our investments acquired. These increases were partially offset by the impact of dispositions subsequent to March 31, 2016.

CPA®:17 – Global 3/31/17 10-Q – 39

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

The following table presents the comparative results of operations (in thousands):

	Three Months Ended March 31,
	2017	2016	Change
Revenues
Lease revenues	$105,950	$85,518	$20,432
Other real estate income - operating property revenues	9,337	12,817	(3,480)
Reimbursable tenant costs	5,617	6,722	(1,105)
Interest income and other	2,101	2,169	(68)
	123,005	107,226	15,779
Operating Expenses
Depreciation and amortization:
Net-leased properties	27,570	24,539	3,031
Operating properties	3,249	2,796	453
	30,819	27,335	3,484
Property expenses:
Asset management fees	7,325	7,482	(157)
Reimbursable tenant costs	5,617	6,722	(1,105)
Operating properties	3,503	5,073	(1,570)
Net-leased properties	3,512	3,770	(258)
	19,957	23,047	(3,090)
Impairment charges	4,519	—	4,519
General and administrative	3,570	4,466	(896)
Acquisition and other expenses	750	1,357	(607)
	59,615	56,205	3,410
	63,390	51,021	12,369
Other Income and Expenses
Interest expense	(23,390)	(24,611)	1,221
Loss on extinguishment of debt	(1,614)	(2,499)	885
Equity in earnings of equity method investments in real estate	1,985	2,172	(187)
Other income and (expenses)	5,657	6,039	(382)
	(17,362)	(18,899)	1,537
Income before income taxes and gain on sale of real estate	46,028	32,122	13,906
Provision for income taxes	(621)	(1,903)	1,282
Income before gain on sale of real estate	45,407	30,219	15,188
Gain on sale of real estate, net of tax	1,739	25,398	(23,659)
Net Income	47,146	55,617	(8,471)
Net income attributable to noncontrolling interests	(9,135)	(10,194)	1,059
Net Income Attributable to CPA®:17 – Global	$38,011	$45,423	$(7,412)

CPA®:17 – Global 3/31/17 10-Q – 40

Lease Composition and Leasing Activities

As of March 31, 2017, approximately 52.9% of our net leases, based on consolidated ABR, provide for adjustments based on formulas indexed to changes in the CPI, or similar indices for the jurisdiction in which the property is located, some of which have caps and/or floors. In addition, 44.1% of our net leases on that same basis have fixed rent adjustments, for which consolidated ABR is scheduled to increase by an average of 2.7% in the next 12 months. We own international investments and, therefore, lease revenues from these investments are subject to exchange rate fluctuations in various foreign currencies, primarily the euro.

The following discussion presents a summary of rents on existing properties arising from leases with new tenants, or second generation leases, and renewed leases with existing tenants for the periods presented and, therefore, does not include new acquisitions for our portfolio during the periods presented.

During the three months ended March 31, 2017, we signed five such leases totaling 925,687 square feet of leased space, which were all extensions with existing tenants. The weighted-average new rent for these leases is $13.91 per square foot, compared to the average former rent of $12.41 per square foot.

CPA®:17 – Global 3/31/17 10-Q – 41

Property Level Contribution

The following table presents the property level contribution for our consolidated net-leased and operating properties, as well as a reconciliation to net income attributable to CPA®:17 – Global (in thousands):

	Three Months Ended March 31,
	2017	2016	Change
Existing Net-Leased Properties
Lease revenues	$95,523	$80,665	$14,858
Depreciation and amortization	(22,873)	(23,226)	353
Property expenses	(3,531)	(3,569)	38
Property level contribution	69,119	53,870	15,249
Recently Acquired Net-Leased Properties
Lease revenues	4,142	449	3,693
Depreciation and amortization	(1,694)	(113)	(1,581)
Property expenses	(179)	—	(179)
Property level contribution	2,269	336	1,933
Existing Operating Properties
Operating property revenues	6,835	6,518	317
Operating property expenses	(2,600)	(2,570)	(30)
Depreciation and amortization	(973)	(1,262)	289
Property level contribution	3,262	2,686	576
Recently Acquired Operating Properties
Operating property revenues	2,468	—	2,468
Depreciation and amortization	(2,276)	—	(2,276)
Operating property expenses	(942)	—	(942)
Property level contribution	(750)	—	(750)
Properties Sold or Held for Sale
Lease revenues	6,285	4,404	1,881
Operating property revenues	34	6,299	(6,265)
Operating property expenses	41	(2,327)	2,368
Property expenses	196	(377)	573
Depreciation and amortization	(3,003)	(2,734)	(269)
Property level contribution	3,553	5,265	(1,712)
Property Level Contribution	77,453	62,157	15,296
Add other income:
Interest income and other	2,101	2,169	(68)
Less other expenses:
Asset management fees	(7,325)	(7,482)	157
Impairment charges	(4,519)	—	(4,519)
General and administrative	(3,570)	(4,466)	896
Acquisition and other expenses	(750)	(1,357)	607
Other Income and Expenses
Interest expense	(23,390)	(24,611)	1,221
Loss on extinguishment of debt	(1,614)	(2,499)	885
Equity in earnings of equity method investments in real estate	1,985	2,172	(187)
Other income and (expenses)	5,657	6,039	(382)
	(17,362)	(18,899)	1,537
Income before income taxes and gain on sale of real estate	46,028	32,122	13,906
Provision for income taxes	(621)	(1,903)	1,282
Income before gain on sale of real estate	45,407	30,219	15,188
Gain on sale of real estate, net of tax	1,739	25,398	(23,659)
Net Income	47,146	55,617	(8,471)
Net income attributable to noncontrolling interests	(9,135)	(10,194)	1,059
Net Income Attributable to CPA®:17 – Global	$38,011	$45,423	$(7,412)

CPA®:17 – Global 3/31/17 10-Q – 42

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

Existing Net-Leased Properties

Existing net-leased properties are those we acquired or placed into service prior to January 1, 2016 and were not sold during the periods presented. At March 31, 2017, we had 238 existing net-leased properties.

During the three months ended March 31, 2017 as compared to the same period in 2016, Property level contribution for existing net-leased properties increased by $15.2 million, primarily due to an increase in lease revenues of $14.9 million, as well a decrease in depreciation and amortization expenses of $0.4 million. Lease revenues increased primarily due to the $15.7 million write-off of a below-market lease intangible liability that was recognized in Rental income, as a result of the KBR lease modification (Note 13) in the current period, partially offset by a decrease of $1.0 million related to the decrease in the average exchange rate of the U.S. dollar relative to foreign currencies (primarily the euro) between the periods.

Recently Acquired Net-Leased Properties

Recently acquired net-leased properties are those that we acquired or placed into service subsequent to December 31, 2015. Since January 1, 2016, we acquired nine investments, comprised of 19 properties.

During the three months ended March 31, 2017 as compared to the same period in 2016, Property level contribution from recently acquired net-leased properties increased by $1.9 million, primarily due to an increase in lease revenues of $3.7 million as a result of the new investments that we acquired or placed into service during 2017 and 2016, partially offset by increases in depreciation and amortization expenses and property expenses of $1.6 million and $0.2 million, respectively, as a result of those new investments.

Existing Operating Properties

Existing operating properties are those we acquired prior to January 1, 2016 and were not sold during the periods presented. At March 31, 2017, we had 32 wholly owned self-storage properties. Additionally, other real estate operations includes the results of operations of a parking garage attached to one of our existing net-leased properties.

During the three months ended March 31, 2017, compared to the same period in 2016, Property level contribution from existing operating properties increased by $0.6 million, primarily due to an increase in operating revenues of $0.3 million and a decrease in depreciation and amortization expenses of $0.3 million. Operating revenues increased primarily due an increase in the average unit rate in 2017 compared to 2016. Depreciation and amortization decreased because certain of our in place lease intangible assets were fully amortized prior to January 1, 2017.

Recently Acquired Operating Properties

Recently acquired operating properties includes five self-storage properties, in which we acquired the remaining 15% controlling interest in April 2016 and were previously accounted for as an equity investment in real estate. As a result of the acquisition of the controlling interest, we have consolidated this investment since April 2016 and reflect 100% of the Property level contribution from these assets.

Properties Sold or Held for Sale

Properties sold or held for sale for the three months ended March 31, 2017 and 2016, are those that were sold or held for sale subsequent to December 31, 2015.

CPA®:17 – Global 3/31/17 10-Q – 43

During the three months ended March 31, 2017, we sold one net-lease property that was classified as held for sale at December 31, 2016 (Note 13) and completed the sale of the I-drive Property. As a result, Property level contribution for current period includes $3.3 million of acceleration of certain lease intangibles, which is included in lease revenues.

During the three months ended March 31, 2016, we sold three self-storage properties that were previously classified as operating properties in the consolidated financial statements and had five self-storage properties classified as Assets held for sale, which were subsequently sold on April 12, 2016.

Other Revenues and Expenses

Interest Income and Other

Interest income and other primarily consists of interest earned on our loans receivable and CMBS investments, as well as other income received related to our properties. Interest income and other has not substantially changed during the three months ended March 31, 2017 as compared to the same period in 2016.

Property Expenses — Asset Management Fees

During the three months ended March 31, 2017 as compared to the same period in 2016, asset management fees decreased by $0.2 million as a result of dispositions since March 31, 2016, slightly offset by an increase in the estimated fair market value of our real estate portfolio, both of which impact the asset base from which our Advisor earns a fee.

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

During the three months ended March 31, 2017, we incurred an impairment charge of $4.5 million on a property in order to reduce the carrying value of the property to its estimated fair value. The fair value measurement approximated its estimated selling price, less estimated costs to sell. We did not incur any impairment charges during the three months ended March 31, 2016.

General and Administrative

During the three months ended March 31, 2017 as compared to the same period in 2016, general and administrative expenses decreased by $0.9 million, primarily due to decreases in investor relations expenses and personnel and overhead reimbursement costs of $0.4 million and $0.3 million, respectively. The decrease in personnel and overhead reimbursement costs were primarily driven by an increase in revenue from other entities managed by WPC and its affiliates, which directly impacts the allocation of our Advisor’s expenses to us (Note 3).

Acquisition and Other Expenses

Acquisition expenses represent direct costs incurred to acquire properties in transactions that are accounted for as business combinations, whereby such costs are required to be expensed as incurred (Note 4). On January 1, 2017, we adopted ASU 2017-01 (Note 2), and, as a result, future transaction costs are more likely to be capitalized since we expect most of our future acquisitions to be classified as asset acquisitions under this new standard. In addition, goodwill will no longer be allocated and written off upon sale if future sales were deemed to be sales of assets and not businesses.

During the three months ended March 31, 2017 as compared to the same period in 2016, Acquisition and other expenses decreased by $0.6 million, primarily because none of our 2017 acquisitions were deemed to be business combinations. During the three months ended March 31, 2017, we incurred $0.8 million of acquisition and other expenses, which included $0.4 million of transaction costs related to certain of our previously acquired self-storage properties and $0.3 million related to deal costs for transactions that did not transpire as anticipated.

CPA®:17 – Global 3/31/17 10-Q – 44

Interest Expense

During the three months ended March 31, 2017 as compared to the same period in 2016, interest expense decreased by $1.2 million, primarily due to a decrease of $1.9 million related to a lower weighted-average interest rate on our average outstanding debt during the periods presented, partially offset by an increase in our average outstanding debt balance. Our weighted-average interest rate was 4.1% and 4.6% during the three months ended March 31, 2017 and 2016, respectively. Our average outstanding debt balance was $2.1 billion and $2.0 billion during the three months ended March 31, 2017 and 2016, respectively. This decrease was slightly offset by certain loan modification fees and amortization of deferred financing costs of $0.4 million and $0.3 million, respectively.

Loss on Extinguishment of Debt

During the three months ended March 31, 2017, we recognized a loss on extinguishment of debt of $1.6 million, primarily due to the early termination of the mortgage loan encumbering the I-drive Property, which was disposed of in the current period (Note 10, Note 13).

During the three months ended March 31, 2016, we recognized a loss on extinguishment of debt of $2.5 million, primarily due to the early termination of certain mortgage loans that were associated with our 2016 dispositions (Note 13).

CPA®:17 – Global 3/31/17 10-Q – 45

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

	Three Months Ended March 31,
Lessee	2017	2016
Net Lease:
Hellweg Die Profi-Baumärkte GmbH & Co. KG (referred to as Hellweg 2) (a) (b)	$1,254	$106
C1000 Logistiek Vastgoed B.V. (a)	1,014	819
U-Haul Moving Partners, Inc. and Mercury Partners, LP	616	614
Berry Plastics Corporation	435	416
BPS Nevada, LLC	308	(47)
State Farm	212	186
Bank Pekao S.A. (a)	203	182
Tesco plc (a)	159	137
Eroski Sociedad Cooperativa — Mallorca (a)	148	162
Agrokor d.d. (referred to as Agrokor 5) (a)	99	83
Apply Sørco AS (a)	(97)	44
Dick’s Sporting Goods, Inc.	41	30
	4,392	2,732
Self-Storage:
Madison Storage NYC, LLC and Veritas Group IX-NYC, LLC (c)	—	(433)
	—	(433)
All Other:
Shelborne Property Associates, LLC (d)	(1,761)	(628)
BPS Nevada, LLC - Preferred Equity	785	794
BG LLH, LLC (e)	(744)	879
IDL Wheel Tenant, LLC	(687)	(1,172)
	(2,407)	(127)
Total equity in earnings of equity method investments in real estate	$1,985	$2,172
__________

(a)	Amounts include impact of fluctuations in the exchange rate of the applicable foreign currency.

(b)
The increase in equity earnings is due to the reduction in interest expense during the three months ended March 31, 2017 as compared to the same period in 2016, which is a result of a related mortgage loan that was repaid in January 2017 (Note 6).

(c)	In April 2016, we purchased the remaining 15% controlling interest in this equity investment and therefore consolidated this investment since the date of purchase of the controlling interest.

(d)
The decrease in equity earnings is because we were required to absorb the majority of the losses on this investment during the three months ended March 31, 2017, since the other partners’ capital balances had been reduced to zero. We were only partially responsible for absorbing losses during the same period in 2016.

(e)	The decrease in equity earnings is primarily due to a bargain purchase gain recorded by the investment in the prior year period.

Other Income and (Expenses)

Other income and (expenses) primarily consists of gains and losses on foreign currency transactions, and derivative instruments. We make intercompany loans to a number of our foreign subsidiaries, most of which do not have the U.S. dollar as their functional currency. Remeasurement of foreign currency intercompany transactions that are scheduled for settlement,

CPA®:17 – Global 3/31/17 10-Q – 46

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

During the three months ended March 31, 2017, we recognized net other income of $5.7 million, which was primarily comprised of gains recognized on derivatives of $2.7 million, unrealized foreign currency transaction gains related to our international investments of $2.5 million, and other interest income of $0.5 million.

During the three months ended March 31, 2016, we recognized net other income of $6.0 million, which was primarily comprised of realized and unrealized foreign currency transaction gains related to our international investments of $3.8 million and gains recognized on derivatives of $2.2 million.

Provision for Income Taxes

Our provision for income taxes is primarily related to our international properties.

During the three months ended March 31, 2017, we recorded a provision for income taxes of $0.6 million, comprised of current income taxes of $0.8 million, partially offset by deferred income tax benefits of $0.2 million.

During the three months ended March 31, 2016, we recorded a provision for income taxes of $1.9 million, primarily comprised of deferred income taxes of $1.2 million and current income taxes of $0.8 million.

Gain on Sale of Real Estate, Net of Tax

Gain on sale of real estate, net of tax consists of gain on the sale of properties that were sold.

During the three months ended March 31, 2017, we recognized a gain on sale of real estate, net of tax of $1.7 million primarily as a result of the sale of one net-lease property that was classified as held for sale at December 31, 2016 (Note 13).

During the three months ended March 31, 2016, we recognized a gain on sale of real estate, net of tax, of $25.4 million as a result of the sale of three self-storage properties (Note 13).

Net Income Attributable to Noncontrolling Interests

For the three months ended March 31, 2017 as compared to the same period in 2016, net income attributable to noncontrolling interests decreased by $1.1 million, primarily due to a decrease of $1.5 million related to an impairment charge incurred on one of our jointly owned investments that we consolidate (Note 8), partially offset by an increase of $0.1 million in the Available Cash Distribution paid to our Advisor (Note 3).

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

CPA®:17 – Global 3/31/17 10-Q – 47

Sources and Uses of Cash During the Period

We expect to continue to invest in a diversified portfolio of income-producing commercial properties and other real estate-related assets. Our cash flows will fluctuate periodically due to a number of factors, which may include, among other things, the timing of purchases and sales of real estate; the timing of the receipt of the proceeds from, and the repayment of, non-recourse mortgage loans and the receipt of lease revenues; whether our Advisor receives fees in shares of our common stock or cash, which our board of directors must elect, after consultation with our Advisor; the timing and characterization of distributions received from equity investments in real estate; the timing of payments of the Available Cash Distribution to our Advisor; and changes in foreign currency exchange rates. Despite these fluctuations, we believe our investments will generate sufficient cash from operations and from equity distributions in excess of equity income in real estate to meet our normal recurring short-term and long-term liquidity needs. We may also use existing cash resources, the proceeds of non-recourse mortgage loans, sales of assets, unused capacity under our Senior Credit Facility, distributions reinvested in our common stock through our DRIP, and the issuance of additional equity securities to meet these needs. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the period are described below.

Operating Activities — Net cash provided by operating activities increased by $6.8 million during the three months ended March 31, 2017 as compared to the same period in 2016, primarily due to the outstanding rent that was received upon the completion of the I-drive Property disposition (Note 6).

Investing Activities — Our investing activities are generally comprised of real estate-related transactions (purchases and sales), payment of deferred acquisition fees to our Advisor related to asset acquisitions, and capitalized property-related costs. During the three months ended March 31, 2017, we completed the sale of two net-lease properties for total proceeds of $96.7 million, net of selling costs (Note 4). We used $82.0 million to fund capital contributions to our equity investments in real estate, primarily due to the $80.5 million contribution for Hellweg 2 jointly owned equity investment (Note 5), and received $17.8 million as a return of capital from our equity method investments. We funded $11.4 million for a real estate acquisition.

Financing Activities — During the three months ended March 31, 2017, we made scheduled and unscheduled mortgage principal payments totaling $243.1 million and received $104.3 million in proceeds from non-recourse mortgage financings related to new and existing investments (Note 10). We paid distributions to our stockholders for the fourth quarter of 2016 totaling $55.8 million, which consisted of $30.0 million of cash distributions and $25.8 million of distributions that were reinvested by stockholders in shares of our common stock through our DRIP. We received $33.9 million of proceeds related to the Revolver under our Senior Credit Facility. We also paid $11.3 million for the repurchase of shares pursuant to our redemption plan as described below, and paid distributions of $9.9 million to affiliates that hold noncontrolling interests in various investments jointly owned with us.

Distributions

Our objectives are to generate sufficient cash flow over time to provide stockholders with distributions and to seek investments with potential for capital appreciation throughout varying economic cycles. During the three months ended March 31, 2017, we declared distributions to our stockholders totaling $56.1 million, which consisted of $30.4 million of cash distributions and $25.7 million of distributions reinvested by stockholders in our shares through our DRIP. We funded all of these distributions from Net cash provided by operating activities. Since inception, we have funded 98% of our cumulative distributions from Net cash provided by operating activities, with the remaining 2%, or $20.5 million, being funded primarily from proceeds of our public offerings and, to a lesser extent, other sources. Cash flow from operations is first applied to current period distributions, then to any deficit from prior period cumulative negative cash flow, and finally to future period distributions. As we have fully invested the proceeds of our offerings, we expect that in the future, if distributions cannot be fully sourced from net cash provided by operating activities, they may be sourced from the proceeds of financings or sales of assets. In determining our distribution policy during the periods in which we are investing capital, we place primary emphasis on projections of cash flow from operations, together with cash distributions from our unconsolidated investments, rather than on historical results of operations (though these and other factors may be a part of our consideration). Thus, in setting a distribution rate, we focus primarily on expected returns from those investments we have already made, as well as our anticipated rate of return from future investments, to assess the sustainability of a particular distribution rate over time.

CPA®:17 – Global 3/31/17 10-Q – 48

Redemptions

We maintain a quarterly redemption program pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from stockholders seeking liquidity. During the three months ended March 31, 2017, we received 391 requests to redeem 1,196,536 shares of our common stock pursuant to our redemption plan, all of which were redeemed as of the date of this Report. The weighted-average price per share at which the shares were redeemed was $9.47, which is net of redemption fees, totaling $11.3 million.

Summary of Financing

The table below summarizes our non-recourse debt and Senior Credit Facility (dollars in thousands):

	March 31, 2017	December 31, 2016
Carrying Value
Fixed rate	$1,152,720	$1,236,058
Variable rate:
Senior Credit Facility - Term Loan	49,789	49,751
Senior Credit Facility - Revolver	34,211	—
Non-recourse debt:
Floating interest rate mortgage loans	374,745	493,901
Amount subject to interest rate swaps and caps	367,942	292,291
	826,687	835,943
	$1,979,407	$2,072,001
Percent of Total Debt
Fixed rate	58%	60%
Variable rate	42%	40%
	100%	100%
Weighted-Average Interest Rate at End of Period
Fixed rate	4.9%	4.9%
Variable rate (a)	2.7%	2.9%
__________

(a)	The impact of our derivative instruments is reflected in the weighted-average interest rates.

Cash Resources

At March 31, 2017, our cash resources consisted primarily of cash and cash equivalents totaling $209.1 million. Of this amount, $34.5 million, at then-current exchange rates, was held in foreign subsidiaries, but we could be subject to restrictions or significant costs should we decide to repatriate these amounts. As of the date of this Report, we also had unused capacity of $200.0 million on our Senior Credit Facility. Our cash resources may be used for future investments and can be used for working capital needs, other commitments, and distributions to our stockholders.

CPA®:17 – Global 3/31/17 10-Q – 49

Cash Requirements

During the next 12 months, we expect that our cash requirements will include payments to acquire new investments; funding capital commitments, such as build-to-suit projects and ADC Arrangements; paying distributions to our stockholders and to our affiliates that hold noncontrolling interests in entities we control; making share repurchases pursuant to our redemption plan; making scheduled debt service payments and repayments of borrowings under our Revolver (Note 10); as well as other normal recurring operating expenses. Balloon payments totaling $162.4 million on our consolidated non-recourse mortgage loan obligations are also due during the next 12 months. Our Advisor is actively seeking to refinance certain of these loans, although there can be no assurance that it will be able to do so on favorable terms, or at all. Capital and other lease commitments totaling $11.7 million are expected to be funded during the next 12 months. We expect to fund future investments, capital commitments, any capital expenditures on existing properties, scheduled and unscheduled debt payments on our mortgage loans, and repayments of borrowings under our Revolver through the use of our cash reserves; cash generated from operations; and proceeds from repayments of loans receivable, financings, and asset sales.

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements, and other contractual obligations (primarily our capital commitments and lease obligations) at March 31, 2017 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt, net — principal (a)	$1,909,117	$198,580	$369,273	$598,894	$742,370
Senior Credit Facility – Term Loan — principal (b)	50,000	—	50,000	—	—
Senior Credit Facility – Revolver — principal	34,211	—	34,211	—	—
Deferred acquisition fees — principal	5,182	3,642	1,540	—	—
Interest on borrowings and deferred acquisition fees	338,111	75,792	129,525	88,590	44,204
Operating and other lease commitments (c)	73,128	2,835	5,830	3,561	60,902
Asset retirement obligations, net (d)	16,111	—	—	—	16,111
Capital commitments (e)	9,706	8,840	866	—	—
	$2,435,566	$289,689	$591,245	$691,045	$863,587
__________

(a)	Excludes deferred financing costs totaling $8.5 million and unamortized discount, net of $5.2 million, which were included in Debt, net at March 31, 2017.

(b)
Excludes deferred financing costs totaling $0.2 million and unamortized discount of less than $0.1 million on our Senior Credit Facility, which is scheduled to mature on August 26, 2018, unless extended pursuant to its terms.

(c)
Operating commitments consist of rental obligations under ground leases. Other lease commitments consist of our estimated share of future rents payable for the purpose of leasing office space pursuant to the advisory agreement. Amounts are estimated based on current allocation percentages among WPC and the other Managed Programs as of March 31, 2017 (Note 3).

(d)
Represents the estimated amount of future obligations for the removal of asbestos and environmental waste in connection with several of our investments, payable upon the retirement or sale of the assets.

(e)	Capital commitments include construction commitments related to a build-to-suit expansion placed into service of $8.8 million (Note 11) and $0.9 million related to unfunded tenant improvements.

Amounts in the table above that relate to our foreign operations are based on the exchange rate of the local currencies at March 31, 2017, which consisted primarily of the euro. At March 31, 2017, we had no material capital lease obligations for which we were the lessee, either individually or in the aggregate.

CPA®:17 – Global 3/31/17 10-Q – 50

Equity Method Investments

We have interests in unconsolidated investments that primarily own single-tenant properties net leased to companies. Generally, the underlying investments are jointly owned with our affiliates (Note 6). At March 31, 2017, on a combined basis, these investments had total assets of approximately $3.5 billion and third-party non-recourse mortgage debt of $2.3 billion. At that date, our pro rata share of the aggregate debt for these investments was $360.9 million. Cash requirements with respect to our share of these debt obligations are discussed above under Cash Requirements.

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

CPA®:17 – Global 3/31/17 10-Q – 51

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

CPA®:17 – Global 3/31/17 10-Q – 52

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

CPA®:17 – Global 3/31/17 10-Q – 53

FFO, MFFO, and Adjusted MFFO were as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Net income attributable to CPA®:17 – Global	$38,011	$45,423
Adjustments:
Depreciation and amortization of real property	30,849	27,364
Impairment charges on real estate	4,489	—
Gain on sale of real estate	(1,739)	(25,398)
Proportionate share of adjustments to equity in net income of partially owned entities to arrive at FFO	8,024	9,863
Proportionate share of adjustments for noncontrolling interests to arrive at FFO (a)	(1,633)	(142)
Total adjustments	39,990	11,687
FFO attributable to CPA®:17 – Global — as defined by NAREIT	78,001	57,110
Adjustments:
Above- and below-market rent intangible lease amortization, net (b) (c)	(18,815)	(128)
Straight-line and other rent adjustments (d)	(4,263)	(5,460)
Unrealized gains on foreign currency, derivatives, and other	(2,616)	(5,414)
Realized gains on foreign currency, derivatives and other	(2,600)	(605)
Loss on extinguishment of debt	1,614	2,499
Acquisition and other expenses (e)	750	1,357
Amortization of premiums (accretion of discounts) on debt investments, net	749	306
Proportionate share of adjustments to equity in net income of partially owned entities to arrive at MFFO	4,396	(917)
Proportionate share of adjustments for noncontrolling interests to arrive at MFFO	57	127
Total adjustments	(20,728)	(8,235)
MFFO attributable to CPA®:17 – Global	57,273	48,875
Adjustments:
Hedging gains	2,613	2,380
Deferred taxes	(270)	959
Total adjustments	2,343	3,339
Adjusted MFFO attributable to CPA®:17 – Global	$59,616	$52,214
__________

(a)	Includes $1.5 million related to an impairment charge from one of our consolidated joint-venture investments (Note 8).

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

(c)
Includes $15.7 million and $3.3 million write-off and acceleration of a below-market rent lease liabilities, respectively, pertaining to our KBR Inc. properties that were recognized in Rental income during the three months ended March 31, 2017 (Note 13).

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

CPA®:17 – Global 3/31/17 10-Q – 54

(e)
In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-traded REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO and Adjusted MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our Advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income, a performance measure under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to stockholders, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. On January 1, 2017, we adopted ASU 2017-01 (Note 2), and, as a result, transaction costs are more likely to be capitalized since we expect most of our future acquisitions to be classified as asset acquisitions under this new standard. In addition, goodwill will no longer be allocated and written off upon sale if future sales were deemed to be sales of assets and not businesses.

CPA®:17 – Global 3/31/17 10-Q – 55

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

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we have historically attempted to obtain non-recourse mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our joint investment partners have obtained, and may in the future obtain, variable-rate non-recourse mortgage loans, and, as a result, we have entered into, swaptions, and may continue to enter into, interest rate swap agreements or interest rate cap agreements with lenders. Interest rate swap agreements effectively convert the variable-rate debt service obligations of a loan to a fixed rate, while interest rate cap agreements limit the underlying interest rate from exceeding a specified strike rate. Interest rate swaps are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flows over a specific period, and interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments that, where applicable, are designated as cash flow hedges on the forecasted interest payments on the debt obligation. The face amount on which the swaps or caps are based is not exchanged. A swaption is an option that gives us the right, but not the obligation, to enter into an interest rate swap under which we would pay a fixed-rate and receive a variable-rate. At the option’s expiration, we may also elect to cash settle the option if such option is “in-the-money” or allow the option to expire at no additional cost to us. Our objective in using these derivatives is to limit our exposure to interest rate movements. At March 31, 2017, we estimated that the total fair value of our interest rate swaps, caps, and swaption, which are included in Other assets, net and Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was in a net liability position of $4.5 million (Note 9).

At March 31, 2017, our outstanding debt either bore interest at fixed rates, bore interest at floating rates, was swapped or capped to a fixed rate, or bore interest at fixed rates that were scheduled to convert to then-prevailing market fixed rates at certain future points during their term. The annual interest rates on our fixed-rate debt at March 31, 2017 ranged from 1.9% to 10.9%. The contractual annual interest rates on our variable-rate debt at March 31, 2017 ranged from 1.3% to 6.0%. Our debt obligations are more fully described in Note 10 and Liquidity and Capital Resources – Summary of Financing in Item 7 above. The following table presents principal cash outflows based upon expected maturity dates of our debt obligations outstanding at March 31, 2017 (in thousands):

	2017 (Remaining)	2018	2019	2020	2021	Thereafter	Total	Fair value
Fixed-rate debt (a)	$160,418	$57,462	$28,420	$118,158	$213,720	$580,993	$1,159,171	$1,181,859
Variable-rate debt (a) (b)	$24,233	$117,037	$42,945	$222,889	$219,488	$207,565	$834,157	$798,618
__________

(a)	Amounts are based on the exchange rate at March 31, 2017, as applicable.

CPA®:17 – Global 3/31/17 10-Q – 56

(b)
Includes $50.0 million and $34.2 million outstanding under the Term Loan and Revolver, respectively, under our Senior Credit Facility, which is scheduled to mature on August 26, 2018, unless extended pursuant to its terms. We repaid the Revolver in full on April 11, 2017 (Note 15).

At March 31, 2017, the estimated fair value of our fixed-rate debt and variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps, or that has been subject to interest rate caps, is affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at March 31, 2017 by an aggregate increase of $50.8 million or an aggregate decrease of $74.4 million, respectively. Annual interest expense on our unhedged variable-rate debt at March 31, 2017 would increase or decrease by $4.6 million for each respective 1% change in annual interest rates.

As more fully described under Liquidity and Capital Resources – Summary of Financing in Item 2 above, a portion of our variable-rate debt in the table above bore interest at fixed rates at March 31, 2017, but has interest rate reset features that will change the fixed interest rates to then-prevailing market fixed rates at certain points during their term. This debt is generally not subject to short-term fluctuations in interest rates.

Foreign Currency Exchange Rate Risk

We own international investments, primarily in Europe and Asia, and as a result, are subject to risk from the effects of exchange rate movements in various foreign currencies, primarily the euro and, to a lesser extent, the British pound sterling, the Japanese yen, and the Norwegian krone, which may affect future costs and cash flows. Although all of our foreign investments through the first quarter of 2017 were conducted in these currencies, we may conduct business in other currencies in the future. We manage foreign currency exchange rate movements by generally placing both our debt service obligation to the lender and the tenant’s rental obligation to us in the same currency. This reduces our overall exposure to the actual equity that we have invested and the equity portion of our cash flow. In addition, we may use currency hedging to further reduce the exposure to our equity cash flow. We are generally a net receiver of these currencies (we receive more cash than we pay out), therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar, relative to the foreign currency.

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

The June 23, 2016 referendum by voters in the United Kingdom to exit the European Union, a process commonly referred to as “Brexit,” adversely impacted global markets, including certain currencies, and resulted in a sharp decline in the value of the British pound sterling and, to a lesser extent, the euro, as compared to the U.S. dollar. Volatility in exchange rates is expected to continue as the United Kingdom negotiates its likely exit from the European Union. As of March 31, 2017, 1% and 39% of our total pro rata ABR was from the United Kingdom and other European Union countries, respectively.

Any impact from Brexit on us will depend, in part, on the outcome of the related tariff, trade, regulatory, and other negotiations. Although it is unknown what the result of those negotiations will be, it is possible that new terms may adversely affect our operations and financial results.

Scheduled future minimum rents, exclusive of renewals, under non-cancelable operating leases, for our consolidated foreign operations for the remainder of 2017, during each of the next four calendar years following December 31, 2017 and thereafter, are as follows (in thousands):

Lease Revenues (a)	2017 (Remaining)	2018	2019	2020	2021	Thereafter	Total
Euro (b)	$80,211	$106,595	$106,752	$107,204	$106,384	$781,245	$1,288,391
British pound sterling (c)	3,673	4,875	4,875	4,889	4,875	43,908	67,095
Japanese yen (d)	2,054	2,726	2,726	2,734	2,726	657	13,623
	$85,938	$114,196	$114,353	$114,827	$113,985	$825,810	$1,369,109

CPA®:17 – Global 3/31/17 10-Q – 57

Scheduled debt service payments (principal and interest) for mortgage notes payable for our consolidated foreign operations for the remainder of 2017, during each of the next four calendar years following December 31, 2017 and thereafter, are as follows (in thousands):

Debt Service (a) (e)	2017 (Remaining)	2018	2019	2020	2021	Thereafter	Total
Euro (b)	$92,773	$62,034	$24,538	$94,970	$145,862	$222,162	$642,339
British pound sterling (c)	1,201	1,571	11,665	354	16,255	—	31,046
Japanese yen (d)	23,645	—	—	—	—	—	23,645
	$117,619	$63,605	$36,203	$95,324	$162,117	$222,162	$697,030
__________

(a)
Amounts are based on the applicable exchange rates at March 31, 2017. Contractual rents and debt obligations are denominated in the functional currency of the country of each property. Our foreign operations denominated in the Norwegian krone are related to an unconsolidated jointly owned investment and is excluded from the amounts in the tables.

(b)
We estimate that, for a 1% increase or decrease in the exchange rate between the euro and the U.S. dollar, there would be a corresponding change in the projected estimated property-level cash flow at March 31, 2017 of $6.5 million.

(c)
We estimate that, for a 1% increase or decrease in the exchange rate between the British pound sterling and the U.S. dollar, there would be a corresponding change in the projected estimated property-level cash flow at March 31, 2017 of $0.4 million.

(d)
We estimate that, for a 1% increase or decrease in the exchange rate between the Japanese yen and the U.S. dollar, there would be a corresponding change in the projected estimated property-level cash flow at March 31, 2017 of less than $0.1 million.

(e)	Interest on unhedged variable-rate debt obligations was calculated using the applicable annual interest rates and balances outstanding at March 31, 2017.

As a result of scheduled balloon payments on certain of our international non-recourse mortgage loans, projected debt service obligations exceed projected lease revenues in 2017 and 2021. In 2017, balloon payments totaling $89.8 million are due on five non-recourse mortgage loans that are collateralized by properties that we own. We currently anticipate that, by their respective due dates, we will have refinanced or repaid certain of these loans using our cash resources, including unused capacity on our credit facility and proceeds from dispositions.

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

For the three months ended March 31, 2017, our consolidated portfolio had the following significant characteristics in excess of 10%, based on the percentage of our consolidated total revenues:

•	76% related to domestic properties, which included a concentration in Texas of 24% (primarily due to the KBR Inc. concentration of 22%); and

•	24% related to international properties.

At March 31, 2017, our consolidated net-leased portfolio, which excludes investments within our Self Storage segment as well as in our All Other category, had the following significant property and lease characteristics in excess of 10% in certain areas, based on the percentage of our consolidated ABR as of that date:

•	65% related to domestic properties;

•	35% related to international properties;

•	32% related to office facilities, 26% related to warehouse facilities, 21% related to retail facilities, and 16% related to industrial facilities; and

•	25% related to the retail stores industry, 11% related to the business services industry, and 10% related to the media: advertising, printing, and publishing industry.

CPA®:17 – Global 3/31/17 10-Q – 58

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of March 31, 2017 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

CPA®:17 – Global 3/31/17 10-Q – 59

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities.

Unregistered Sales of Equity Securities

During the three months ended March 31, 2017, we issued 592,951 shares of our common stock to our Advisor as consideration for asset management fees. These shares were issued at either $10.24 per share or $10.11, which represented our former and most recently published NAV, respectively, as approved by our board of directors at the date of issuance. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(a)(2) of the Securities Act of 1933, as amended, the shares issued were deemed to be exempt from registration. In acquiring our shares, our Advisor represented that such interests were being acquired by it for investment purposes and not with a view to the distribution thereof. From inception through March 31, 2017, we have issued a total of 12,466,959 shares of our common stock to our Advisor as consideration for asset management fees.

All prior sales of unregistered securities have been reported in our previously filed quarterly and annual reports on Form 10-Q and Form 10-K, respectively.

Issuer Purchases of Equity Securities

The following table provides information with respect to repurchases of our common stock during the three months ended March 31, 2017:

	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or program (a)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or program (a)
2017 Period
January	1,172	$9.52	N/A	N/A
February	—	—	N/A	N/A
March	1,195,364	9.47	N/A	N/A
Total	1,196,536
__________

(a)
Represents shares of our common stock requested to be repurchased under our redemption plan, pursuant to which we may elect to redeem shares at the request of our stockholders subject to certain exceptions, conditions, and limitations. The maximum amount of shares purchasable by us in any period depends on a number of factors and is at the discretion of our board of directors. During the three months ended March 31, 2017, we received 391 redemption requests for our common stock. As of the date of this Report, all such requests were satisfied. We generally receive fees in connection with share redemptions.

CPA®:17 – Global 3/31/17 10-Q – 60

Item 6. Exhibits.

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

101
The following materials from Corporate Property Associates 17 – Global Incorporated’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2017 and December 31, 2016 (ii) Consolidated Statements of Income for three months ended March 31, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016, (iv) Consolidated Statements of Equity for the three months ended March 31, 2017 and 2016, (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016, and (vi) Notes to Consolidated Financial Statements.
Filed herewith

CPA®:17 – Global 3/31/17 10-Q – 61

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corporate Property Associates 17 – Global Incorporated

Date:	May 11, 2017	By:	/s/ Mallika Sinha
Mallika Sinha
Chief Financial Officer
(Principal Financial Officer)

Date:	May 11, 2017
		By:	/s/ Kristin Sabia
Kristin Sabia
Chief Accounting Officer
(Principal Accounting Officer)

CPA®:17 – Global 3/31/17 10-Q – 62

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

101
The following materials from Corporate Property Associates 17 – Global Incorporated’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2017 and December 31, 2016 (ii) Consolidated Statements of Income for three months ended March 31, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016, (iv) Consolidated Statements of Equity for the three months ended March 31, 2017 and 2016, (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016, and (vi) Notes to Consolidated Financial Statements.
Filed herewith