Form 10-Q
period 2017-06-30
Corporate Property Associates 17 - Global INC
filed 2017-08-10
CIK 1390213

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

or

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

Registrant has 349,756,659 shares of common stock, $0.001 par value, outstanding at August 4, 2017.

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

CPA®:17 – Global 6/30/2017 10-Q – 1

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	June 30, 2017	December 31, 2016
Assets
Investments in real estate:
Real estate	$2,713,108	$2,745,424
Operating real estate	259,716	258,971
Net investments in direct financing leases	506,813	508,392
In-place lease intangible assets	619,653	620,149
Other intangible assets	108,175	103,918
Assets held for sale	—	14,850
Investments in real estate	4,207,465	4,251,704
Accumulated depreciation and amortization	(557,157)	(506,238)
Net investments in real estate	3,650,308	3,745,466
Equity investments in real estate	534,435	451,105
Cash and cash equivalents	165,084	273,635
Other assets, net	288,779	228,717
Total assets	$4,638,606	$4,698,923
Liabilities and Equity
Debt:
Mortgage debt, net	$1,921,426	$2,022,250
Senior Credit Facility, net	77,215	49,751
Debt, net	1,998,641	2,072,001
Accounts payable, accrued expenses and other liabilities	119,774	128,911
Below-market rent and other intangible liabilities, net	62,584	82,799
Deferred income taxes	35,050	32,655
Due to affiliates	12,228	11,723
Distributions payable	56,388	55,830
Total liabilities	2,284,665	2,383,919
Commitments and contingencies (Note 11)

Preferred stock, $0.001 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 900,000,000 shares authorized; and 346,996,478 and 343,575,840 shares, respectively, issued and outstanding	347	343
Additional paid-in capital	3,143,260	3,106,456
Distributions in excess of accumulated earnings	(776,327)	(732,613)
Accumulated other comprehensive loss	(111,800)	(156,676)
Total stockholders’ equity	2,255,480	2,217,510
Noncontrolling interests	98,461	97,494
Total equity	2,353,941	2,315,004
Total liabilities and equity	$4,638,606	$4,698,923

See Notes to Consolidated Financial Statements.

CPA®:17 – Global 6/30/2017 10-Q – 2

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues
Lease revenues:
Rental income	$71,754	$71,829	$163,008	$143,083
Interest income from direct financing leases	14,581	14,641	29,277	28,905
Total lease revenues	86,335	86,470	192,285	171,988
Other real estate income	9,575	13,672	18,912	26,489
Other operating income	7,452	7,440	13,430	14,571
Other interest income	3,151	1,603	4,891	3,363
	106,513	109,185	229,518	216,411
Operating Expenses
Depreciation and amortization	28,063	28,980	58,882	56,315
Property expenses	20,725	18,152	37,330	36,376
General and administrative	3,806	3,862	7,376	8,328
Other real estate expenses	3,427	5,060	6,779	9,883
Acquisition and other expenses	(440)	3,983	310	5,340
Impairment charges	—	—	4,519	—
	55,581	60,037	115,196	116,242
Other Income and Expenses
Interest expense	(21,453)	(25,368)	(44,843)	(49,979)
Other income and (expenses)	10,273	(1,674)	15,930	4,366
Equity in earnings of equity method investments in real estate	2,270	1,580	4,255	3,752
Loss on extinguishment of debt	(353)	(5,090)	(1,967)	(7,590)
Gain on change in control of interests	—	49,922	—	49,922
	(9,263)	19,370	(26,625)	471
Income before income taxes and gain on sale of real estate	41,669	68,518	87,697	100,640
Provision for income taxes	(1,115)	(2,294)	(1,736)	(4,197)
Income before gain on sale of real estate, net of tax	40,554	66,224	85,961	96,443
Gain on sale of real estate, net of tax	1,171	25,017	2,910	50,415
Net Income	41,725	91,241	88,871	146,858
Net income attributable to noncontrolling interests (inclusive of Available Cash Distributions to a related party of $6,971, $5,859, $13,781 and $12,527, respectively)	(10,919)	(9,383)	(20,054)	(19,577)
Net Income Attributable to CPA®:17 – Global	$30,806	$81,858	$68,817	$127,281
Basic and Diluted Earnings Per Share	$0.09	$0.24	$0.20	$0.37
Basic and Diluted Weighted-Average Shares Outstanding	347,672,836	341,349,946	346,739,936	340,373,494

Distributions Declared Per Share	$0.1625	$0.1625	$0.3250	$0.3250

See Notes to Consolidated Financial Statements.

CPA®:17 – Global 6/30/2017 10-Q – 3

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net Income	$41,725	$91,241	$88,871	$146,858
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	50,309	(19,592)	58,918	11,736
Change in net unrealized (loss) gain on derivative instruments	(10,139)	4,139	(12,692)	(7,605)
Change in unrealized gain on marketable securities	1	7	31	14
	40,171	(15,446)	46,257	4,145
Comprehensive Income	81,896	75,795	135,128	151,003

Amounts Attributable to Noncontrolling Interests
Net income	(10,919)	(9,383)	(20,054)	(19,577)
Foreign currency translation adjustments	(1,122)	470	(1,381)	(441)
Comprehensive income attributable to noncontrolling interests	(12,041)	(8,913)	(21,435)	(20,018)
Comprehensive Income Attributable to CPA®:17 – Global	$69,855	$66,882	$113,693	$130,985

See Notes to Consolidated Financial Statements.

CPA®:17 – Global 6/30/2017 10-Q – 4

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
Six Months Ended June 30, 2017 and 2016
(in thousands, except share and per share amounts)

	CPA®:17 – Global
	Total Outstanding Shares	Common Stock	Additional Paid-In Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Loss	Total CPA®:17 – Global Stockholders	Noncontrolling Interests	Total
Balance at January 1, 2017	343,575,840	$343	$3,106,456	$(732,613)	$(156,676)	$2,217,510	$97,494	$2,315,004
Shares issued	5,059,937	6	51,475			51,481		51,481
Shares issued to affiliates	1,316,699	1	13,326			13,327		13,327
Distributions declared ($0.3250 per share)				(112,531)		(112,531)		(112,531)
Distributions to noncontrolling interests						—	(20,468)	(20,468)
Net income				68,817		68,817	20,054	88,871
Other comprehensive income:
Foreign currency translation adjustments					57,537	57,537	1,381	58,918
Change in net unrealized loss on derivative instruments					(12,692)	(12,692)		(12,692)
Change in unrealized gain on marketable securities					31	31		31
Repurchase of shares	(2,955,998)	(3)	(27,997)			(28,000)		(28,000)
Balance at June 30, 2017	346,996,478	$347	$3,143,260	$(776,327)	$(111,800)	$2,255,480	$98,461	$2,353,941

Balance at January 1, 2016	337,065,419	$337	$3,037,727	$(700,912)	$(139,805)	$2,197,347	$97,248	$2,294,595
Shares issued	5,202,011	5	51,872			51,877		51,877
Shares issued to affiliates	737,217	1	7,482			7,483		7,483
Contributions from noncontrolling interests						—	6	6
Distributions declared ($0.3250 per share)				(110,521)		(110,521)		(110,521)
Distributions to noncontrolling interests						—	(19,752)	(19,752)
Net income				127,281		127,281	19,577	146,858
Other comprehensive income:
Foreign currency translation adjustments					11,295	11,295	441	11,736
Change in net unrealized loss on derivative instruments					(7,605)	(7,605)		(7,605)
Change in unrealized gain on marketable securities					14	14		14
Repurchase of shares	(2,034,606)	(2)	(19,470)			(19,472)		(19,472)
Balance at June 30, 2016	340,970,041	$341	$3,077,611	$(684,152)	$(136,101)	$2,257,699	$97,520	$2,355,219

See Notes to Consolidated Financial Statements.

CPA®:17 – Global 6/30/2017 10-Q – 5

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2017	2016
Cash Flows — Operating Activities
Net Cash Provided by Operating Activities	$118,985	$92,924
Cash Flows — Investing Activities
Capital contributions to equity investments in real estate	(149,074)	(6,125)
Proceeds from sale of real estate, net	111,279	107,650
Proceeds from repayment of preferred equity interest	27,000	—
Return of capital from equity investments in real estate	26,278	22,307
Acquisitions of real estate and direct financing leases	(11,439)	(51,781)
Funding for build-to-suit projects and expansions	(9,197)	(2,385)
Value added taxes refunded in connection with acquisition of real estate	5,412	19,308
Changes in investing restricted cash	5,291	(76,645)
Payment of deferred acquisition fees to an affiliate	(1,979)	(1,516)
Value added taxes paid in connection with acquisition of real estate	(1,792)	(177)
Capital expenditures on owned real estate	(1,425)	(5,908)
Other investing activities, net	1,014	1,327
Proceeds from sale of securities	—	610
Net Cash Provided by Investing Activities	1,368	6,665
Cash Flows — Financing Activities
Scheduled payments and prepayments of mortgage principal	(329,321)	(57,969)
Proceeds from mortgage financing	178,695	107,441
Distributions paid	(111,973)	(109,888)
Proceeds from Senior Credit Facility	67,261	75,693
Proceeds from issuance of shares	51,481	51,877
Repayments of Senior Credit Facility	(40,677)	(169,558)
Repurchase of shares	(28,000)	(19,472)
Distributions to noncontrolling interests	(20,468)	(19,752)
Payment of financing costs and mortgage deposits, net of deposits refunded	(966)	(1,487)
Other financing activities, net	(598)	—
Changes in financing restricted cash	(14)	(455)
Contributions from noncontrolling interests	—	6
Net Cash Used in Financing Activities	(234,580)	(143,564)
Change in Cash and Cash Equivalents During the Period
Effect of exchange rate changes on cash	5,676	340
Net decrease in cash and cash equivalents	(108,551)	(43,635)
Cash and cash equivalents, beginning of period	273,635	152,889
Cash and cash equivalents, end of period	$165,084	$109,254

See Notes to Consolidated Financial Statements.

CPA®:17 – Global 6/30/2017 10-Q – 6

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Organization

Corporate Property Associates 17 – Global Incorporated, or CPA®:17 – Global, together with its consolidated subsidiaries, is a publicly owned, non-traded real estate investment trust, or REIT, that invests primarily in commercial real estate properties leased to companies both domestically and internationally. We were formed in 2007 and are managed by W. P. Carey Inc., or WPC, through one of its subsidiaries, or collectively, our Advisor. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income and the level of our distributions, among other factors. We earn revenue primarily by leasing the properties we own to single corporate tenants, predominantly on a triple-net leased basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation due to the timing of new lease transactions, lease terminations, lease expirations, contractual rent adjustments, tenant defaults, sales of properties, and changes in foreign currency exchange rates.

Substantially all of our assets and liabilities are held by CPA®:17 Limited Partnership, or the Operating Partnership, and at June 30, 2017, we owned 99.99% of general and limited partnership interests in the Operating Partnership. The remaining interest in the Operating Partnership is held by a subsidiary of WPC.

At June 30, 2017, our portfolio was comprised of full or partial ownership interests in 410 properties, substantially all of which were fully-occupied and triple-net leased to 117 tenants, and totaled approximately 45 million square feet. In addition, our portfolio was comprised of full or partial ownership interests in 38 operating properties, including 37 self-storage properties and one hotel property, for an aggregate of approximately three million square feet. As opportunities arise, we may also make other types of commercial real estate-related investments.

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

We raised aggregate gross proceeds of approximately $2.9 billion from our initial public offering, which closed in April 2011, and our follow-on offering, which closed in January 2013. In addition, from inception through June 30, 2017, $625.4 million of distributions to our shareholders were reinvested in our common stock through our Distribution Reinvestment Plan, or DRIP.

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

CPA®:17 – Global 6/30/2017 10-Q – 7

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

At June 30, 2017, we considered 21 entities to be VIEs, eight of which we consolidated as we are considered the primary beneficiary and one of which we accounted for as a loan receivable. The following table presents a summary of selected financial data of the consolidated VIEs, included in the consolidated balance sheets (in thousands):

		As Revised (a) (b)	As Revised (a) (c)	As Revised (a) (d)
	June 30, 2017	March 31, 2017	December 31, 2016	December 31, 2015
Real estate	$107,311	$104,488	$225,347	$225,270
Operating real estate	—	—	11,388	—
Net investments in direct financing leases	311,362	315,582	315,251	303,112
In-place lease intangible assets	8,342	7,949	8,795	7,909
Accumulated depreciation and amortization	(23,442)	(21,631)	(25,000)	(19,049)
Other assets, net	40,857	41,161	52,565	54,888
Total assets	447,325	450,876	590,526	578,989

Mortgage debt, net	$128,733	$129,414	$192,839	$187,639
Accounts payable, accrued expenses and other liabilities	6,751	6,922	11,187	12,352
Deferred income taxes	16,319	16,344	15,687	10,675
Total liabilities	152,175	153,051	220,077	211,060
___________

(a)
In the second quarter of 2017, we reclassified certain line items in our consolidated balance sheets. As a result, net investments in real estate in the prior periods has been revised to the current period presentation.

(b)
The consolidated financial statements as of and for the three months ended March 31, 2017 accurately reflect the correct accounting treatment for VIEs. In the second quarter of 2017, we identified an error in the notes to the consolidated financial statements as of March 31, 2017 related to the VIE tabular disclosure above in which we improperly classified four consolidated entities as VIEs. We concluded that the disclosure error to the table above was not material to the notes to the consolidated financial statements. As such, we have corrected the information as of March 31, 2017 in the table above to correctly exclude these four entities, which reduced (i) real estate by $111.1 million; (ii) in-place lease intangible assets by $21.8 million; (iii) accumulated depreciation and amortization by $22.4 million; (iv) other assets, net by $13.2 million; (v) total assets by $123.7 million; (vi) mortgage debt, net by $72.5 million; (vii) accounts payable, accrued expenses and other liabilities by $3.2 million; and (viii) total liabilities by $76.0 million.

CPA®:17 – Global 6/30/2017 10-Q – 8

Notes to Consolidated Financial Statements (Unaudited)

(c)
The consolidated financial statements as of and for the year ended December 31, 2016 accurately reflect the correct accounting treatment for VIEs. In the second quarter of 2017, we identified an error in the notes to the consolidated financial statements as of December 31, 2016 related to the VIE tabular disclosure above in which we improperly classified four consolidated entities as VIEs. We concluded that the disclosure error to the table above was not material to the notes to the consolidated financial statements. As such, we have corrected the information as of December 31, 2016 in the table above to correctly exclude these four entities, which reduced (i) real estate by $111.1 million; (ii) in-place lease intangible assets by $21.8 million; (iii) accumulated depreciation and amortization by $21.6 million; (iv) other assets, net by $13.0 million; (v) total assets by $124.4 million; (vi) mortgage debt, net by $73.0 million; (vii) accounts payable, accrued expenses and other liabilities by $3.3 million; and (viii) total liabilities by $76.6 million.

(d)
The consolidated financial statements as of and for the year ended December 31, 2015 accurately reflect the correct accounting treatment for VIEs. In the second quarter of 2017, we identified an error in the notes to the consolidated financial statements as of December 31, 2015 related to the VIE tabular disclosure above in which we improperly classified four consolidated entities as VIEs. We concluded that the disclosure error to the table above was not material to the notes to the consolidated financial statements. As such, we have corrected the information as of December 31, 2015 in the table above to correctly exclude these four entities, which reduced (i) real estate by $111.1 million; (ii) in-place lease intangible assets by $21.8 million; (iii) accumulated depreciation and amortization by $18.2 million; (iv) other assets, net by $11.8 million; (v) total assets by $126.5 million; (vi) mortgage debt, net by $75.2 million; (vii) accounts payable, accrued expenses and other liabilities by $3.3 million; and (viii) total liabilities by $78.8 million.

At June 30, 2017 and December 31, 2016, we had 12 and 13 unconsolidated VIEs, respectively, which we account for under the equity method of accounting. We do not consolidate these entities because we are not the primary beneficiary and the nature of our involvement in the activities of these entities allows us to exercise significant influence on, but does not give us power over, decisions that significantly affect the economic performance of these entities. As of June 30, 2017 and December 31, 2016, the net carrying amount of our investments in these entities was $404.4 million and $377.4 million, respectively, and our maximum exposure to loss in these entities was limited to our investments.

At June 30, 2017, we had an investment in a tenancy-in-common interest in a portfolio of international properties. Consolidation of this investment is not required as such interest does not qualify as a VIE and does not meet the control requirement for consolidation. Accordingly, we account for this investment using the equity method of accounting. We use the equity method of accounting because the shared decision-making involved in a tenancy-in-common interest investment provides us with significant influence on the operating and financial decisions of this investment.

At times, the carrying value of our equity investments may fall below zero for certain investments. We intend to fund our share of the jointly owned investments’ future operating deficits should the need arise. However, we have no legal obligation to pay for any of the liabilities of such investments nor do we have any legal obligation to fund operating deficits. At June 30, 2017, none of our equity investments had carrying values below zero.

Reclassifications — Certain prior period amounts have been reclassified to conform to the current period presentation. We currently present Loss on extinguishment of debt on its own line item in the consolidated financial statements, which was previously included in Other income and (expenses).

In the second quarter of 2017, we reclassified in-place lease intangible assets, net and other intangible assets, net to be included within Net investments in real estate in our consolidated balance sheets. The accumulated amortization on these assets is now included in Accumulated depreciation and amortization in our consolidated balance sheets. In addition, we reclassified goodwill, which was previously included in other intangibles, net to be included in Other assets, net. Prior period balances have been reclassified to conform to the current period presentation.

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

CPA®:17 – Global 6/30/2017 10-Q – 9

Notes to Consolidated Financial Statements (Unaudited)

method of adoption we will use. We are evaluating the impact of the new standard and have not yet determined if it will have a material impact on our business or our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 outlines a new model for accounting by lessees, whereby their rights and obligations under substantially all leases, existing and new, would be capitalized and recorded on the balance sheet. For lessors, however, the accounting remains largely unchanged from the current model, with the distinction between operating and financing leases retained, but updated to align with certain changes to the lessee model and the new revenue recognition standard. The new standard also replaces existing sale-leaseback guidance with a new model applicable to both lessees and lessors. Additionally, the new standard requires extensive quantitative and qualitative disclosures. ASU 2016-02 is effective for GAAP public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application will be permitted for all entities. The new standard must be adopted using a modified retrospective transition of the new guidance and provides for certain practical expedients. Transition will require application of the new model at the beginning of the earliest comparative period presented. The ASU is expected to impact our consolidated financial statements as we have certain operating office and land lease arrangements for which we are the lessee. We are evaluating the impact of the new standard and have not yet determined if it will have a material impact on our business or our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses. ASU 2016-13 introduces a new model for estimating credit losses based on current expected credit losses for certain types of financial instruments, including loans receivable, held-to-maturity debt securities, and net investments in direct financing leases, amongst other financial instruments. ASU 2016-13 also modifies the impairment model for available-for-sale debt securities and expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for losses. ASU 2016-13 will be effective for public business entities in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early application of the guidance permitted. We are in the process of evaluating the impact of adopting ASU 2016-13 on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 intends to reduce diversity in practice for certain cash flow classifications, including, but not limited to (i) debt prepayment or debt extinguishment costs, (ii) contingent consideration payments made after a business combination, (iii) proceeds from the settlement of insurance claims, and (iv) distributions received from equity method investees. ASU 2016-15 will be effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early application of the guidance permitted. We are in the process of evaluating the impact of adopting ASU 2016-15 on our consolidated financial statements and will adopt the standard for the fiscal year beginning January 1, 2018.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 intends to reduce diversity in practice for the classification and presentation of changes in restricted cash on the statement of cash flows. ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 will be effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. We are in the process of evaluating the impact of adopting ASU 2016-18 on our consolidated financial statements and will adopt the standard for the fiscal year beginning January 1, 2018.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. ASU 2017-01 intends to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the current

CPA®:17 – Global 6/30/2017 10-Q – 10

Notes to Consolidated Financial Statements (Unaudited)

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

In January 2017, the FASB issued ASU 2017-04, Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 removes step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. ASU 2017-04 will be effective for public business entities in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years in which a goodwill impairment test is performed, with early adoption permitted. We adopted ASU 2017-04 as of April 1, 2017 on a prospective basis. The adoption of this standard did not have a material impact on our consolidated financial statements.

In February 2017, the FASB issued ASU 2017-05, Other Income — Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20). ASU 2017-05 clarifies that a financial asset is within the scope of Subtopic 610-20 if it meets the definition of an in substance nonfinancial asset. The amendments define the term “in substance nonfinancial asset,” in part, as a financial asset promised to a counterparty in a contract if substantially all of the fair value of the assets (recognized and unrecognized) that are promised to the counterparty in the contract is concentrated in nonfinancial assets. If substantially all of the fair value of the assets that are promised to the counterparty in a contract is concentrated in nonfinancial assets, then all of the financial assets promised to the counterparty are in substance nonfinancial assets within the scope of Subtopic 610-20. This amendment also clarifies that nonfinancial assets within the scope of Subtopic 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty. For example, a parent company may transfer control of nonfinancial assets by transferring ownership interests in a consolidated subsidiary. ASU 2017-05 is effective for periods beginning after December 15, 2017, with early application permitted for fiscal years beginning after December 15, 2016. We are currently evaluating the impact of ASU 2017-05 on our consolidated financial statements.

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

The following tables present a summary of fees we paid, expenses we reimbursed, and distributions we made to our Advisor and other affiliates in accordance with the relevant agreements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Amounts Included in the Consolidated Statements of Income
Asset management fees	$7,339	$7,484	$14,664	$14,966
Available Cash Distributions	6,971	5,859	13,781	12,527
Personnel and overhead reimbursements	2,310	2,364	4,601	5,025
Interest expense on deferred acquisition fees and loan from affiliate	68	66	132	129
Director compensation	53	53	106	105
Acquisition expenses	—	218	—	1,441
	$16,741	$16,044	$33,284	$34,193
Acquisition Fees Capitalized
Current acquisition fees	$3,537	$543	$3,823	$557
Deferred acquisition fees	2,829	434	3,058	445
Personnel and overhead reimbursements	379	40	486	101
	$6,745	$1,017	$7,367	$1,103

CPA®:17 – Global 6/30/2017 10-Q – 11

Notes to Consolidated Financial Statements (Unaudited)

The following table presents a summary of amounts included in Due to affiliates in the consolidated financial statements (in thousands):

	June 30, 2017	December 31, 2016
Due to Affiliates
Deferred acquisition fees, including interest	$7,346	$6,584
Asset management fees payable	2,463	2,250
Reimbursable costs	2,214	2,299
Accounts payable	191	360
Current acquisition fees	14	230
	$12,228	$11,723

Acquisition and Disposition Fees

We pay our Advisor acquisition fees for structuring and negotiating investments and related mortgage financing on our behalf, a portion of which is payable upon acquisition of investments, with the remainder subordinated to the achievement of a preferred return, which is a non-compounded cumulative distribution of 5.0% per annum (based initially on our invested capital). Acquisition fees payable to our Advisor with respect to our long-term, net-leased investments are 4.5% of the total cost of those investments and are comprised of a current portion of 2.5%, typically paid upon acquisition, and a deferred portion of 2.0%, typically paid over three years and subject to the 5.0% preferred return described above. The preferred return was achieved as of each of the cumulative periods ended June 30, 2017 and December 31, 2016. For certain types of non-long term net-leased investments, initial acquisition fees are between 1.0% and 1.75% of the equity invested plus the related acquisition fees, with no portion of the payment being deferred. Unpaid installments of deferred acquisition fees are included in Due to affiliates in the consolidated financial statements. Unpaid installments of deferred acquisition fees bear interest at an annual rate of 5.0%. The cumulative total acquisition costs, including acquisition fees paid to the advisor, may not exceed 6.0% of the aggregate contract purchase price of all investments, which is measured at the end of each year. Our cumulative total acquisition costs have not exceeded the amount that would require our Advisor to reimburse us.

Our Advisor may be entitled to receive a disposition fee equal to the lesser of (i) 50.0% of the competitive real estate commission (as defined in the advisory agreement) or (ii) 3.0% of the contract sales price of the investment being sold; however, payment of such fees is subordinated to the 5.0% preferred return. These fees are payable at the discretion of our board of directors.

Asset Management Fees

As described in the advisory agreement, we pay our Advisor asset management fees that vary based on the nature of the underlying investment. We pay 0.5% per annum of average market value for long-term net leases and certain other types of real estate investments, and 1.5% to 1.75% per annum of average equity value for certain types of securities. Asset management fees are payable in cash and/or shares of our common stock at our option, after consultation with our Advisor. If our Advisor receives all or a portion of its fees in shares, the number of shares issued is determined by dividing the dollar amount of fees by our most recently published estimated net asset value per share, or NAV, which was $10.11 as of December 31, 2016. For the six months ended June 30, 2017, we paid our Advisor 100.0% of its asset management fees in shares of our common stock. For the year ended December 31, 2016, we paid our Advisor 50.0% of its asset management fees in cash and 50.0% in shares of our common stock. At June 30, 2017, our Advisor owned 13,190,709 shares (3.8%) of our common stock. Asset management fees are included in Property expenses in the consolidated financial statements.

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

CPA®:17 – Global 6/30/2017 10-Q – 12

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

We reimburse our Advisor for various expenses it incurs in the course of providing services to us. We reimburse certain third-party expenses paid by our Advisor on our behalf, including property-specific costs, professional fees, office expenses, and business development expenses. In addition, we reimburse our Advisor for the allocated costs of personnel and overhead in managing our day-to-day operations, including accounting services, stockholder services, corporate management, and property management and operations. We do not reimburse our Advisor for the cost of personnel if these personnel provide services for transactions for which our Advisor receives a transaction fee, such as for acquisitions and dispositions. As per the advisory agreement, the amount of applicable personnel costs allocated to us is capped at 2.0% and 2.2% for 2017 and 2016, respectively, of pro rata lease revenues for each year. Costs related to our Advisor’s legal transactions group are based on a schedule of expenses relating to services performed for different types of transactions, such as financings, lease amendments, and dispositions, among other categories, and includes 0.25% of the total investment cost of an acquisition. In general, personnel and overhead reimbursements are included in General and administrative expenses in the consolidated financial statements. However, we capitalize certain of the costs related to our Advisor’s legal transactions group if the costs relate to a transaction that is not considered to be a business combination.

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

Jointly Owned Investments and Other Transactions with Affiliates

At June 30, 2017, we owned interests ranging from 6% to 97% in jointly owned investments, with the remaining interests held by affiliates or by third parties. We consolidate certain of these investments and account for the remainder under the equity method of accounting. We also owned an interest in a jointly controlled tenancy-in-common interest in several properties, which we account for under the equity method of accounting (Note 6). At December 31, 2016, we had $0.9 million due from an affiliate related to one of our jointly owned investments, which has since been repaid.

Note 4. Real Estate, Operating Real Estate, and Assets Held for Sale

Real Estate

Real estate, which consists of land and buildings leased to others, at cost, and which are subject to operating leases, is summarized as follows (in thousands):

	June 30, 2017	December 31, 2016
Land	$555,590	$563,050
Buildings and improvements	2,157,518	2,182,374
Less: Accumulated depreciation	(315,987)	(280,657)
	$2,397,121	$2,464,767

The carrying value of our real estate increased by $88.4 million from December 31, 2016 to June 30, 2017, due to the weakening of the U.S. dollar relative to foreign currencies, particularly the euro, during the period.

CPA®:17 – Global 6/30/2017 10-Q – 13

Notes to Consolidated Financial Statements (Unaudited)

Depreciation expense, including the effect of foreign currency translation, on our real estate was $15.9 million and $16.0 million for the three months ended June 30, 2017 and 2016, respectively, and $32.2 million and $31.9 million for the six months ended June 30, 2017 and 2016, respectively.

Acquisition of Real Estate During 2017

On February 2, 2017, we acquired an office facility in Buffalo Grove, Illinois, which was deemed to be a real estate asset acquisition, at a total cost of $11.5 million, including land of $2.0 million, building of $7.5 million (including acquisition-related costs of $0.5 million, which were capitalized), and an intangible asset of $2.0 million (Note 7).

Operating Real Estate

Operating real estate, which consists of our wholly owned domestic self-storage operations, at cost, is summarized as follows (in thousands):

	June 30, 2017	December 31, 2016
Land	$55,645	$55,645
Buildings and improvements	204,071	203,326
Less: Accumulated depreciation	(22,217)	(18,876)
	$237,499	$240,095

Depreciation expense on our operating real estate was $1.7 million and $2.3 million for the three months ended June 30, 2017 and 2016, respectively, and $3.3 million and $4.5 million for the six months ended June 30, 2017 and 2016, respectively.

Dispositions and Assets Held for Sale

Below is a summary of our properties held for sale (in thousands):

	June 30, 2017	December 31, 2016
Real estate, net	$—	$14,850
Assets held for sale	$—	$14,850

At December 31, 2016, we had a property classified as Assets held for sale. On March 13, 2017, we sold this property for $14.1 million, net of closing costs, to a third party. In addition, during the three months ended June 30, 2017, we sold three net-leased properties, two of which were accounted for as direct financing leases (Note 5, Note 13).

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

On March 17, 2017, the developer exercised its purchase option and acquired the I-drive Property for a purchase price of $117.5 million (Note 13). The $60.0 million non-recourse mortgage loan encumbering the I-drive Property was repaid at closing by the buyer (Note 10). In connection with the disposition, we provided seller financing in the form of a $34.0 million mezzanine loan (Note 5), which was considered to be a non-cash investing activity, and the sale was accounted for under the cost recovery method. As a result, the $2.1 million gain on sale was deferred and will be recognized upon recovery of the cost of the property. As a result of the sale of the I-drive Property, we no longer consider this entity to be a VIE at June 30, 2017.

CPA®:17 – Global 6/30/2017 10-Q – 14

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

Net Investments in Direct Financing Leases

In June 2017, we sold two net-leased properties located in Lima and Miamisburg, Ohio, to Civitas Media, LLC for net proceeds of $6.1 million (Note 13). These properties were previously accounted for as direct financing leases. We retained the remaining four net-leased properties leased to this tenant.

Loans Receivable

In connection with the I-drive Property disposition (Note 4, Note 13), on March 17, 2017 we provided seller financing in the form of a $34.0 million mezzanine loan (Note 4) to the developer of the I-drive Property, which has an interest rate of 9.0% and is scheduled to mature in April 2019 with an option to extend to April 2020.

In addition to the sale of the I-drive Property, we restructured the Wheel Loan (Note 4) on March 17, 2017. Under the original ADC Arrangement that was accounted for as an equity method investment (Note 6), (i) we provided all the equity for the initial construction and carried all of the risk, (ii) all interest and fees on the Wheel Loan were added to the Wheel Loan balance, and (iii) we participated in the residual profits of the I-drive Wheel post-construction through rents we received pursuant to a ground lease. The Wheel Loan was amended as follows:

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

In connection with the restructuring of the Wheel Loan, we determined that the loan no longer meets ADC equity investment classification since (i) the construction is now completed, (ii) the borrowers have contributed cash and equity pledges as security which substantially reduced our risk, and (iii) we no longer participate in the residual profits through the ground lease rents (pursuant to the aforementioned I-drive Property disposition mentioned in Note 4). As a result, we reclassed the combined $45.0 million loan balance noted above to loan receivable, included in Other Assets, net which was a non-cash investing activity. A deferred gain of $16.4 million was recorded during the first quarter which was the difference between the fair value of the loan of $35.0 million and the $18.6 million carrying value of our previously held equity investment on March 17, 2017. The deferred gain related to the restructuring of the Wheel Loan will be recognized into income upon recovery of the cost of the Wheel Loan.

At June 30, 2017 and December 31, 2016, we had five and one loans receivable with outstanding balances of $110.5 million and $31.5 million, respectively, which are included in Other assets, net in the consolidated financial statements.

Credit Quality of Finance Receivables

We generally seek investments in facilities that we believe are critical to a tenant’s business and have a low risk of tenant default. At both June 30, 2017 and December 31, 2016, we had no significant finance receivable balances that were past due and we had not established any allowances for credit losses. Additionally, there were no modifications of finance receivables during the six months ended June 30, 2017 or the year ended December 31, 2016. We evaluate the credit quality of our finance receivables utilizing an internal five-point credit rating scale, with one representing the highest credit quality and five representing the lowest. The credit quality evaluation of our finance receivables was last updated in the second quarter of 2017.

CPA®:17 – Global 6/30/2017 10-Q – 15

Notes to Consolidated Financial Statements (Unaudited)

A summary of our finance receivables by internal credit quality rating is as follows (dollars in thousands):

	Number of Tenants / Obligors at		Carrying Value at
Internal Credit Quality Indicator	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
1	—	—	$—	$—
2	2	2	62,365	61,949
3	9	9	413,949	412,075
4	6	5	108,094	65,868
5	2	—	32,905	—
			$617,313	$539,892

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

The following table presents Equity in earnings of equity method investments in real estate, which represents our proportionate share of the income or losses of these investments, as well as amortization of basis differences related to purchase accounting adjustments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Equity Earnings from Equity Investments:
Net Lease (a)	$2,475	$4,761	$7,430	$8,313
All Other	460	(2,124)	(1,648)	(1,862)
Self Storage	—	—	—	(394)
	2,935	2,637	5,782	6,057
Amortization of Basis Differences on Equity Investments:
Net Lease	(562)	(820)	(1,125)	(1,640)
All Other	(103)	(237)	(402)	(626)
Self Storage	—	—	—	(39)
	(665)	(1,057)	(1,527)	(2,305)
Equity in earnings of equity method investments in real estate	$2,270	$1,580	$4,255	$3,752
__________

(a)	For both the three and six months ended June 30, 2017, amounts include impairment charges of $2.5 million related to one of our equity investments (Note 8).

CPA®:17 – Global 6/30/2017 10-Q – 16

Notes to Consolidated Financial Statements (Unaudited)

The following table sets forth our ownership interests in our equity method investments in real estate and their respective carrying values, along with those ADC Arrangements that are recorded as equity investments (dollars in thousands):

		Ownership Interest at	Carrying Value at
Lessee/Equity Investee	Co-owner	June 30, 2017	June 30, 2017	December 31, 2016
Net Lease:
Hellweg Die Profi-Baumärkte GmbH & Co. KG (referred to as Hellweg 2) (a) (b) (c)	WPC	37%	$104,637	$10,125
Jumbo Logistiek Vastgoed B.V. (a) (d)	WPC	85%	55,215	54,621
Kesko Senukai (a) (e)	Third Party	70%	55,069	—
U-Haul Moving Partners, Inc. and Mercury Partners, LP (b)	WPC	12%	36,748	37,601
Bank Pekao S.A. (a) (b)	CPA®:18 – Global	50%	25,709	23,025
BPS Nevada, LLC (b) (f)	Third Party	15%	23,645	23,036
State Farm (b)	CPA®:18 – Global	50%	16,952	17,603
Berry Global Inc. (b)	WPC	50%	14,585	14,974
Apply Sørco AS (a)	CPA®:18 – Global	49%	12,655	12,528
Tesco Global Aruhazak Zrt. (a) (b)	WPC	49%	11,145	10,807
Eroski Sociedad Cooperativa — Mallorca (a)	WPC	30%	7,117	6,576
Konzum d.d., Zagreb (referred to as Agrokor) (a) (b) (g)	CPA®:18 – Global	20%	4,780	7,079
Dick’s Sporting Goods, Inc. (b)	WPC	45%	4,057	4,367
			372,314	222,342
All Other:
Shelborne Operating Associates, LLC (referred to as Shelborne) (b) (f) (h)	Third Party	33%	124,720	127,424
BG LLH, LLC (b) (f)	Third Party	6%	37,401	36,756
IDL Wheel Tenant, LLC (i)	Third Party	N/A	—	37,124
BPS Nevada, LLC - Preferred Equity (b) (j)	Third Party	N/A	—	27,459
			162,121	228,763
			$534,435	$451,105
__________

(a)	The carrying value of this investment is affected by the impact of fluctuations in the exchange rate of the applicable foreign currency.

(b)	This investment is a VIE.

(c)
In January 2017, our Hellweg 2 jointly owned equity investment repaid non-recourse mortgage loans at maturity with an aggregate principal balance of approximately $243.8 million, of which we contributed $90.3 million (amounts are based on the exchange rate of the euro as of the date of repayment). This contribution was accounted for as a capital contribution to equity investments in real estate.

(d)
This investment represents a tenancy-in-common interest, whereby the property is encumbered by debt for which we are jointly and severally liable. The co-obligor is WPC and the amount due under the arrangement was approximately $73.3 million at June 30, 2017. Of this amount, $62.3 million represents the amount we agreed to pay and is included within the carrying value of this investment at June 30, 2017.

(e)
On May 23, 2017, we entered into a joint venture investment to acquire a 70% interest in a real estate portfolio for a total cost of $141.5 million (dollar amount is based on the exchange rate of the euro on the date of acquisition), which excludes our portion of mortgage financing totaling $88.0 million. This was structured as a sale-leaseback transaction in which the tenant retained the remaining 30% interest in the real estate portfolio. The portfolio includes 18 retail stores and one warehouse collectively located in Lithuania, Latvia, and Estonia, which we will account for as an equity method investment as the noncontrolling shareholders have significant influence. All major decisions that significantly impact the economic performance of the entity require a unanimous decision vote from each of the shareholders.

(f)	This investment is reported using the hypothetical liquidation at book value model.

(g)	During both the three and six months ended June 30, 2017, we recognized an impairment charge of $2.5 million related to our Agrokor equity method investment (Note 8).

CPA®:17 – Global 6/30/2017 10-Q – 17

Notes to Consolidated Financial Statements (Unaudited)

(h)	Represents a domestic ADC Arrangement. There was no unfunded balance on the loan related to this investment at June 30, 2017.

(i)
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

(j)
This investment represents a preferred equity interest, with a preferred rate of return of 12%. On May 19, 2017, we received the full repayment of our preferred equity interest totaling $27.0 million; therefore, the preferred equity interest is now retired.

Aggregate distributions from our interests in unconsolidated real estate investments were $12.4 million and $11.6 million for the three months ended June 30, 2017 and 2016, respectively, and $33.7 million and $24.6 million, for the six months ended June 30, 2017 and 2016, respectively. At June 30, 2017 and December 31, 2016, the unamortized basis differences on our equity investments were $24.5 million and $19.1 million, respectively.

Note 7. Intangible Assets and Liabilities

In-place lease intangibles are included in In-place lease intangible assets in the consolidated financial statements. Above-market rent and below-market ground lease (as lessee) intangibles are included in Other intangible assets in the consolidated financial statements. Goodwill is included in Other assets in the consolidated financial statements. Below-market rent and above-market ground lease (as lessor) intangibles are included in Below-market rent and other intangible liabilities, net in the consolidated financial statements.

In connection with our investment activity during the six months ended June 30, 2017 (Note 4), we recorded an In-place lease intangible asset of $2.0 million, which has an expected life of 20 years.

Intangible assets and liabilities are summarized as follows (in thousands):

		June 30, 2017			December 31, 2016
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
In-place lease	1 - 53	$619,653	$(190,188)	$429,465	$620,149	$(181,598)	$438,551
Above-market rent	5 - 40	95,747	(28,155)	67,592	91,895	(24,599)	67,296
Below-market ground leases	55 - 94	12,428	(610)	11,818	12,023	(508)	11,515
		727,828	(218,953)	508,875	724,067	(206,705)	517,362
Indefinite-Lived Intangible Assets
Goodwill		304	—	304	304	—	304
Total intangible assets		$728,132	$(218,953)	$509,179	$724,371	$(206,705)	$517,666

Finite-Lived Intangible Liabilities
Below-market rent	7 - 53	$(81,372)	$19,879	$(61,493)	$(120,725)	$39,025	$(81,700)
Above-market ground lease	49 - 88	(1,145)	54	(1,091)	(1,145)	46	(1,099)
Total intangible liabilities		$(82,517)	$19,933	$(62,584)	$(121,870)	$39,071	$(82,799)

CPA®:17 – Global 6/30/2017 10-Q – 18

Notes to Consolidated Financial Statements (Unaudited)

Amortization of below-market rent and above-market rent intangibles is recorded as an adjustment to Rental income; amortization of below-market ground lease and above-market ground lease intangibles is included in Property expenses; and amortization of in-place lease intangibles is included in Depreciation and amortization. Amortization of below- and above-market rent intangibles, including the effect of foreign currency translation, decreased Rental income by $0.3 million for the three months ended June 30, 2017 and increased Rental income by $0.1 million for the three months ended June 30, 2016, and $18.5 million and $0.3 million for the six months ended June 30, 2017 and 2016, respectively. The six months ended June 30, 2017 includes the impact of a below-market rent intangible liability write off of $15.7 million recognized in conjunction with the KBR lease modification (Note 13) that occurred during the current year. Net amortization expense of all of our other net intangible assets totaled $10.5 million and $10.6 million for the three months ended June 30, 2017 and 2016, respectively, and $23.3 million and $19.9 million for the six months ended June 30, 2017 and 2016, respectively.

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

We did not have any transfers into or out of Level 1, Level 2, and Level 3 measurements during the six months ended June 30, 2017 and 2016. Gains and losses (realized and unrealized) included in earnings are reported within Other income and (expenses) on our consolidated financial statements.

Our other financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands):

		June 30, 2017		December 31, 2016
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Mortgage debt, net (a) (b)	3	$1,921,426	$1,953,868	$2,022,250	$2,053,353
Loans receivable (b)	3	110,500	110,500	31,500	31,500
CMBS (c)	3	5,258	7,627	4,027	7,470
___________

(a)	The carrying value of Mortgage debt, net includes unamortized deferred financing costs of $8.9 million and $9.3 million at June 30, 2017 and December 31, 2016, respectively.

CPA®:17 – Global 6/30/2017 10-Q – 19

Notes to Consolidated Financial Statements (Unaudited)

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

(c)
At June 30, 2017 and December 31, 2016, we had three separate tranches of CMBS investments, which are scheduled to mature between November 2017 and February 2018. The carrying value of our CMBS is inclusive of impairment charges for the year ended December 31, 2016, as well as accretion related to the estimated cash flows expected to be received.

We estimated that our other financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values at both June 30, 2017 and December 31, 2016.

Items Measured at Fair Value on a Non-Recurring Basis (Including Impairment Charges)

We periodically assess whether there are any indicators that the value of our real estate investments may be impaired or that their carrying value may not be recoverable. For investments in real estate held for use for which an impairment indicator is identified, we follow a two-step process to determine whether the investment is impaired and to determine the amount of the charge. First, we compare the carrying value of the property’s asset group to the future undiscounted net cash flows that we expect the property’s asset group will generate, including any estimated proceeds from the eventual sale of the property’s asset group. If this amount is less than the carrying value, the property’s asset group is considered to be not recoverable. We then measure the impairment charge as the excess of the carrying value of the property’s asset group over the estimated fair value of the property’s asset group, which is primarily determined using market information (such as recent comparable sales, broker quotes, or third-party appraisals). If relevant market information is not available or is not deemed appropriate, we perform a future net cash flow analysis, discounted for inherent risk associated with each investment. We determined that the significant inputs used to value these investments fall within Level 3 for fair value reporting. As a result of our assessments, we calculated impairment charges based on market conditions and assumptions. The valuation of real estate is subject to significant judgment and actual results may differ materially if market conditions or the underlying assumptions change.

The following table presents information about the assets for which we recorded an impairment charge that was measured at fair value on a non-recurring basis (in thousands):

	Three Months Ended June 30, 2017		Three Months Ended June 30, 2016
	Fair Value Measurements	Total Impairment Charges	Fair Value Measurements	Total Impairment Charges
Impairment Charges
Equity investments in real estate	$4,780	$2,510	$—	$—
		$2,510		$—

	Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
	Fair Value Measurements	Total Impairment Charges	Fair Value Measurements	Total Impairment Charges
Impairment Charges
Real estate	$4,719	$4,519	$—	$—
Equity investments in real estate	4,780	2,510	—	—
		$7,029		$—

CPA®:17 – Global 6/30/2017 10-Q – 20

Notes to Consolidated Financial Statements (Unaudited)

Impairment charges, and their related fair value measurements, recognized during the three and six months ended June 30, 2017 were as follows:

Real Estate

During the six months ended June 30, 2017, we were notified by the tenant currently occupying a property that we own with an affiliate, located in Waldaschaff, Germany, that the tenant will not be renewing its lease. As a result of this information, and with our expectation that we will not be able to replace the tenant upon the lease expiration, we recognized an impairment charge of $4.5 million, which included $1.5 million attributed to a noncontrolling interest (amounts are based on the exchange rate of the euro at the date of impairment). The fair value of the property after the impairment charge approximated $4.7 million. The fair value measurement related to the impairment charge was determined by estimating discounted cash flows using a cash flow discount rate of 9.75%, which is considered a significant unobservable input. Significant increases or decreases to this input would result in a significant change in the fair value measurement.

Equity Investments in Real Estate

During the three and six months ended June 30, 2017, we recognized an other-than-temporary impairment charge of $2.5 million on our Agrokor equity method investment (Note 6), to reduce the carrying value of a property held by the jointly owned investment to its estimated fair value due to a decline in market conditions. The fair value measurement related to the impairment charge was determined by estimating discounted cash flows using three significant unobservable inputs, which are the cash flow discount rate, the residual discount rate, and the residual capitalization rate equal to 12.4%, 10.9%, and 10.4%, respectively. Significant increases or decreases to these inputs in isolation would result in a significant change in the fair value measurement.

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

We measure derivative instruments at fair value and record them as assets or liabilities, depending on our rights or obligations under the applicable derivative contract. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. For a derivative designated, and that qualified, as a cash flow hedge, the effective portion of the change in fair value of the derivative is recognized in Other comprehensive income (loss) until the hedged item is recognized in earnings. For a derivative designated, and that qualified, as a net investment hedge, the effective portion of the change in the fair value and/or the net settlement of the derivative is reported in Other comprehensive income (loss) as part of the cumulative foreign currency translation adjustment. For a derivative designated, and that qualified, as a net investment hedge, the effective portion of the

CPA®:17 – Global 6/30/2017 10-Q – 21

Notes to Consolidated Financial Statements (Unaudited)

change in the fair value and/or the net settlement of the derivative is reported in Other comprehensive income (loss) as part of the cumulative foreign currency translation adjustment. The ineffective portion of the change in fair value of any derivative is immediately recognized in earnings

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis on our consolidated financial statements. At both June 30, 2017 and December 31, 2016, no cash collateral had been posted or received for any of our derivative positions.

The following table sets forth certain information regarding our derivative instruments (in thousands):

Derivatives Designated as Hedging Instruments		Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
	Balance Sheet Location	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Foreign currency forward contracts	Other assets, net	$25,554	$38,735	$—	$—
Interest rate caps	Other assets, net	336	79	—	—
Interest rate swaps	Other assets, net	47	54	—	—
Foreign currency collars	Other assets, net	—	522	—	—
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	—	—	(4,978)	(6,011)
Foreign currency collars	Accounts payable, accrued expenses and other liabilities	—	—	(499)	(4)
Derivatives Not Designated as Hedging Instruments
Stock warrants	Other assets, net	1,683	1,848	—	—
Foreign currency forward contracts	Other assets, net	123	—	—	—
Swaption	Other assets, net	130	264	—	—
Interest rate swap	Accounts payable, accrued expenses and other liabilities	—	—	(135)	(173)
Total derivatives		$27,873	$41,502	$(5,612)	$(6,188)

CPA®:17 – Global 6/30/2017 10-Q – 22

Notes to Consolidated Financial Statements (Unaudited)

The following tables present the impact of our derivative instruments in the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized on Derivatives in Other Comprehensive Income (Loss) (Effective Portion) (a)
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships	2017	2016	2017	2016
Foreign currency forward contracts	$(8,729)	$3,711	$(12,478)	$(5,145)
Foreign currency collars	(945)	540	(1,002)	145
Interest rate caps	(105)	—	(363)	—
Interest rate swaps	44	(127)	1,037	(2,589)
Derivatives in Net Investment Hedging Relationships (b)
Foreign currency forward contracts	84	(676)	(207)	(1,261)
Foreign currency collars	(7)	7	(9)	(8)
Total	$(9,658)	$3,455	$(13,022)	$(8,858)

		Amount of Gain (Loss) Reclassified from Other Comprehensive Income (Loss) into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified to Income	Three Months Ended June 30,		Six Months Ended June 30,
		2017	2016	2017	2016
Foreign currency forward contracts	Other income and (expenses)	$1,161	$1,298	$4,019	$3,678
Interest rate swaps	Interest expense	(603)	(1,822)	(1,309)	(3,623)
Total		$558	$(524)	$2,710	$55
__________

(a)
Excludes net losses of $0.4 million and net gains of $0.1 million recognized on unconsolidated jointly owned investments for the three and six months ended June 30, 2017, respectively. We did not recognize any substantial net gains or losses on unconsolidated jointly owned investments for both the three and six months ended June 30, 2016.

(b)
The effective portion of the change in fair value and the settlement of these contracts are reported in the foreign currency translation adjustment section of Other comprehensive income (loss) until the underlying investment is sold, at which time we reclassify the gain or loss to earnings.

Amounts reported in Other comprehensive income (loss) related to interest rate swaps will be reclassified to Interest expense as interest is incurred on our variable-rate debt. Amounts reported in Other comprehensive income (loss) related to foreign currency derivative contracts will be reclassified to Other income and (expenses) when the hedged foreign currency contracts are settled. At June 30, 2017, we estimated that an additional $1.8 million and $7.5 million will be reclassified as interest expense and as other expenses, respectively, during the next 12 months.

CPA®:17 – Global 6/30/2017 10-Q – 23

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the impact of our derivative instruments in the consolidated financial statements (in thousands):

		Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives Not in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended June 30,		Six Months Ended June 30,
		2017	2016	2017	2016
Swaption	Other income and (expenses)	$(86)	$(70)	$(134)	$(231)
Stock warrants	Other income and (expenses)	33	(99)	(165)	(99)
Foreign currency forward contracts	Other income and (expenses)	(25)	—	8	—
Interest rate swap	Interest expense	8	—	26	—
Derivatives in Cash Flow Hedging Relationships
Interest rate swaps (a)	Interest expense	46	72	92	96
Foreign currency collar	Interest expense	(5)	4	(5)	—
Total		$(29)	$(93)	$(178)	$(234)
__________

(a)	Relates to the ineffective portion of the hedging relationship.

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

The interest rate swaps, caps, and swaption that our consolidated subsidiaries had outstanding at June 30, 2017 are summarized as follows (currency in thousands):

Interest Rate Derivatives	Number of Instruments	Notional Amount		Fair Value at June 30, 2017 (a)
Designated as Cash Flow Hedging Instruments
Interest rate swaps	13	137,984	USD	$(4,497)
Interest rate swaps	5	59,274	EUR	(434)
Interest rate caps	4	139,281	EUR	289
Interest rate cap	1	6,394	GBP	24
Interest rate cap	1	75,000	USD	23
Not Designated as Hedging Instrument
Interest rate swap	1	4,902	EUR	(135)
Swaption	1	13,230	USD	130
				$(4,600)
__________

CPA®:17 – Global 6/30/2017 10-Q – 24

Notes to Consolidated Financial Statements (Unaudited)

(a)	Fair value amount is based on the exchange rate of the euro or British pound sterling at June 30, 2017, as applicable.

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

The following table presents the foreign currency derivative contracts we had outstanding and their designations at June 30, 2017 (currency in thousands):

Foreign Currency Derivatives	Number of Instruments	Notional Amount		Fair Value at June 30, 2017
Designated as Cash Flow Hedging Instruments
Foreign currency forward contracts	52	105,951	EUR	$22,772
Foreign currency zero-cost collars	2	15,100	EUR	(478)
Foreign currency zero-cost collars	3	2,000	NOK	(9)
Not Designated as Hedging Instruments
Foreign currency forward contracts	11	7,959	NOK	123
Designated as Net Investment Hedging Instruments
Foreign currency forward contracts	3	707,716	JPY	2,695
Foreign currency forward contracts	3	5,549	NOK	86
Foreign currency zero-cost collar	1	2,500	NOK	(11)
				$25,178

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of any collateral received. No collateral was received as of June 30, 2017. At June 30, 2017, our total credit exposure was $24.8 million and the maximum exposure to any single counterparty was $9.7 million.

Some of the agreements with our derivative counterparties contain cross-default provisions that could trigger a declaration of default on our derivative obligations if we default, or are capable of being declared in default, on certain of our indebtedness. At June 30, 2017, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives that were in a net liability position was $5.8 million and $6.7 million at June 30, 2017 and December 31, 2016, respectively, which included accrued interest and any nonperformance risk adjustments. If we had breached any of these provisions at June 30, 2017 or December 31, 2016, we could have been required to settle our obligations under these agreements at their aggregate termination value of $6.1 million and $7.3 million, respectively.

Portfolio Concentration Risk

Concentrations of credit risk arise when a number of tenants are engaged in similar business activities or have similar economic risks or conditions that could cause them to default on their lease obligations to us. We regularly monitor our portfolio to assess

CPA®:17 – Global 6/30/2017 10-Q – 25

Notes to Consolidated Financial Statements (Unaudited)

potential concentrations of credit risk. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Portfolio Overview for more information about our portfolio concentration risk.

For the six months ended June 30, 2017, our KBR Inc. tenant contributed 15.4% of our total revenues, which included $15.7 million for the six months ended June 30, 2017 as a result of a write-off of a below-market lease intangible liability that increased rental income (Note 13).

Note 10. Debt

Mortgage Debt, Net

At June 30, 2017, our mortgage notes payable bore interest at fixed annual rates ranging from 1.9% to 7.4% and variable contractual annual rates ranging from 1.3% to 6.0%, with maturity dates ranging from 2017 to 2031.

Financing Activity During 2017

During the six months ended June 30, 2017, we refinanced two non-recourse mortgage loans totaling $157.7 million with new loans of $180.0 million that have a weighted-average interest rate of 2.8% and term of three years.

During the six months ended June 30, 2017, we repaid seven non-recourse mortgage loans totaling $147.0 million, all of which were scheduled to mature in 2017 (amount is based on the exchange rate of the euro as of the date of repayment, as applicable). Of the $147.0 million, $60.0 million pertained to the non-recourse mortgage loan that was paid down in connection with the I-drive Property disposition (Note 4, Note 13), on which we recognized a loss on extinguishment of debt of $1.3 million. In addition, in connection with our disposition of a property located in Pordenone, Italy, which was part of a larger portfolio of properties located throughout Italy leased to a single tenant, we repaid a portion of the principal balance of the mortgage loan on that portfolio for a total of $9.3 million (amount is based on the exchange rate of the euro as of the date of repayment).

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

The Senior Credit Facility provides for an annual interest rate of either (i) the Eurocurrency Rate or (ii) the Base Rate, in each case plus the Applicable Rate (each as defined in the Credit Agreement). With respect to the Revolver, the Applicable Rate on Eurocurrency loans and letters of credit ranges from 1.50% to 2.25% (based on London Interbank Offered Rate, or LIBOR) and the Applicable Rate on Base Rate loans ranges from 0.50% to 1.25% (as defined in the Credit Agreement), depending on our leverage ratio. With respect to the Term Loan, the Applicable Rate on Eurocurrency loans and letters of credit ranges from 1.45% to 2.20% (based on LIBOR) and the Applicable Rate on Base Rate loans ranges from 0.45% to 1.20% (as defined in the Credit Agreement), depending on our leverage ratio. In addition, we pay a fee of either 0.15% or 0.30% on the unused portion of the Senior Credit Facility. If usage of the Senior Credit Facility is equal to or greater than 50% of the Aggregate Commitments, the Unused Fee Rate will be 0.15%, and if usage of the Senior Credit Facility is less than 50% of the Aggregate Commitments, the Unused Fee Rate will be 0.30%. In connection with the transaction, we incurred costs of $1.9 million, which are being amortized to interest expense over the remaining term of the Senior Credit Facility.

CPA®:17 – Global 6/30/2017 10-Q – 26

Notes to Consolidated Financial Statements (Unaudited)

The following table presents a summary of our Senior Credit Facility (dollars in thousands):

	Interest Rate at June 30, 2017	Outstanding Balance at
Senior Credit Facility, net		June 30, 2017	December 31, 2016
Term Loan (a)	LIBOR + 1.45%	$49,849	$49,751
Revolver:
Revolver - borrowing in euros (b)	LIBOR + 1.50%	27,366	—
		$77,215	$49,751
__________

(a)	Includes unamortized deferred financing costs and discounts.

(b)	Amount is based on the exchange rate of the euro at June 30, 2017.

On September 30, 2016, we exercised the delayed draw option on our Term Loan and borrowed $50.0 million. The Term Loan bears interest at LIBOR + 1.55% and is scheduled to mature on August 26, 2018, unless extended pursuant to its terms. The Revolver and Term Loan are used for our working capital needs and for new investments, as well as for general corporate purposes. During the six months ended June 30, 2017, we drew down $67.3 million from our Senior Credit Facility (amount is based on the exchange rate of the euro on the date of each draw), of which we have since repaid $40.7 million.

We are required to ensure that the total Restricted Payments (as defined in the amended Credit Agreement) in an aggregate amount in any fiscal year does not exceed the greater of 95% of MFFO and the amount of Restricted Payments required in order for us to (i) maintain our REIT status and (ii) avoid the payment of federal or state income or excise tax. Restricted Payments include quarterly dividends and the total amount of shares repurchased by us, if any, in excess of $100.0 million per year. In addition to placing limitations on dividend distributions and share repurchases, the Credit Agreement also stipulates certain customary financial covenants. We were in compliance with all such covenants at June 30, 2017.

Scheduled Debt Principal Payments

Scheduled debt principal payments for the remainder of 2017, each of the next four calendar years following December 31, 2017 and thereafter through 2031 are as follows (in thousands):

Years Ending December 31,	Total
2017 (remainder)	$104,072
2018 (a)	168,386
2019	72,638
2020	421,860
2021	443,147
Thereafter through 2031	803,149
Total principal payments	2,013,252
Deferred financing costs	(9,063)
Unamortized discount, net	(5,548)
Total	$1,998,641
__________

(a)
Includes the $50.0 million Term Loan and $27.4 million of borrowings through the Revolver outstanding at June 30, 2017 under our Senior Credit Facility, which is scheduled to mature on August 26, 2018, unless extended pursuant to its terms.

Certain amounts in the table above are based on the applicable foreign currency exchange rate at June 30, 2017. The carrying value of our Debt, net increased by $47.7 million from December 31, 2016 to June 30, 2017 due the weakening of the U.S. dollar relative to foreign currencies, particularly the euro, during the same period.

Note 11. Commitments and Contingencies

At June 30, 2017, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our

CPA®:17 – Global 6/30/2017 10-Q – 27

Notes to Consolidated Financial Statements (Unaudited)

consolidated financial position or results of operations. At June 30, 2017, we did not have any substantial unfunded construction commitments.

Note 12. Equity

Reclassifications Out of Accumulated Other Comprehensive Loss

The following tables present a reconciliation of changes in Accumulated other comprehensive loss by component for the periods presented (in thousands):

	Three Months Ended June 30, 2017
	Gains and Losses on Derivative Instruments	Gains and Losses on Marketable Securities	Foreign Currency Translation Adjustments	Total
Beginning balance	$26,996	$(18)	$(177,827)	$(150,849)
Other comprehensive income before reclassifications	(9,581)	1	50,309	40,729
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	603	—	—	603
Other income and (expenses)	(1,161)	—	—	(1,161)
Total	(558)	—	—	(558)
Net current-period Other comprehensive income	(10,139)	1	50,309	40,171
Net current-period Other comprehensive income attributable to noncontrolling interests	—	—	(1,122)	(1,122)
Ending balance	$16,857	$(17)	$(128,640)	$(111,800)

	Three Months Ended June 30, 2016
	Gains and Losses on Derivative Instruments	Gains and Losses on Marketable Securities	Foreign Currency Translation Adjustments	Total
Beginning balance	$16,456	$(70)	$(137,511)	$(121,125)
Other comprehensive loss before reclassifications	3,615	7	(19,592)	(15,970)
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	1,822	—	—	1,822
Other income and (expenses)	(1,298)	—	—	(1,298)
Total	524	—	—	524
Net current-period Other comprehensive loss	4,139	7	(19,592)	(15,446)
Net current-period Other comprehensive loss attributable to noncontrolling interests	—	—	470	470
Ending balance	$20,595	$(63)	$(156,633)	$(136,101)

CPA®:17 – Global 6/30/2017 10-Q – 28

Notes to Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30, 2017
	Gains and Losses on Derivative Instruments	Gains and Losses on Marketable Securities	Foreign Currency Translation Adjustments	Total
Beginning balance	$29,549	$(48)	$(186,177)	$(156,676)
Other comprehensive income before reclassifications	(9,982)	31	58,918	48,967
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	1,309	—	—	1,309
Other income and (expenses)	(4,019)	—	—	(4,019)
Total	(2,710)	—	—	(2,710)
Net current-period Other comprehensive income	(12,692)	31	58,918	46,257
Net current-period Other comprehensive income attributable to noncontrolling interests	—	—	(1,381)	(1,381)
Ending balance	$16,857	$(17)	$(128,640)	$(111,800)

	Six Months Ended June 30, 2016
	Gains and Losses on Derivative Instruments	Gains and Losses on Marketable Securities	Foreign Currency Translation Adjustments	Total
Beginning balance	$28,200	$(77)	$(167,928)	$(139,805)
Other comprehensive income before reclassifications	(7,550)	14	11,736	4,200
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	3,623	—	—	3,623
Other income and (expenses)	(3,678)	—	—	(3,678)
Total	(55)	—	—	(55)
Net current-period Other comprehensive income	(7,605)	14	11,736	4,145
Net current-period Other comprehensive income attributable to noncontrolling interests	—	—	(441)	(441)
Ending balance	$20,595	$(63)	$(156,633)	$(136,101)

Distributions

During the second quarter of 2017, our board of directors declared a quarterly distribution of $0.1625 per share, which was paid on July 14, 2017 to stockholders of record on June 30, 2017, in the amount of $56.4 million. Distributions are declared at the discretion of our board of directors and are not guaranteed.

During the six months ended June 30, 2017, our board of directors declared distributions in the aggregate amount of $112.5 million, which equates to $0.3250 per share.

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

CPA®:17 – Global 6/30/2017 10-Q – 29

Notes to Consolidated Financial Statements (Unaudited)

Property Dispositions

The results of operations for properties that have been sold or classified as held for sale are included in the consolidated financial statements and are summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues	$898	$10,158	$7,904	$21,931
Expenses	(121)	(7,043)	(4,258)	(15,798)
Gain on sale of real estate, net of tax	1,171	25,017	2,805	50,415
Loss on extinguishment of debt	(44)	(5,090)	(1,364)	(7,590)
Benefit from (provision for) income taxes	8	(18)	(2)	(23)
Equity in losses of equity method investments in real estate	—	(2,318)	(688)	(3,490)
Income from properties sold or classified as held for sale, net of income taxes	$1,912	$20,706	$4,397	$45,445

2017 Dispositions

During the three months ended June 30, 2017, we sold three properties for total proceeds of $14.6 million, net of selling costs, and recorded an aggregate gain on sale of $1.2 million (amounts are based on the euro exchange rate on the applicable date of disposition), which was recorded under the full accrual method.

In March 2017, we sold one of our net-lease properties to the developer that constructed the I-drive Property for net proceeds of $23.5 million, inclusive of $34.0 million of financing provided by us to the developer in the form of a mezzanine loan. This sale was accounted for under the cost recovery method. As a result, we recorded a deferred gain on sale of $2.1 million, which will be recognized into income upon recovery of the cost of the property (Note 4, Note 5). The developer repaid the $60.0 million non-recourse mortgage loan encumbering the I-drive Property at closing (Note 10). In addition, in connection with the I-drive Wheel restructuring, we also recorded a deferred gain of $16.4 million, which will be recognized into income upon recovery of the cost of the Wheel Loan (Note 5).

In August 2016, we simultaneously entered into two agreements with one of our tenants, KBR, Inc., to amend the lease at one property and terminate the lease at another property, both located in Houston, Texas. The lease modification and lease termination were contingent upon one another and became effective upon disposing of one net-lease property on March 13, 2017, which was previously classified as held for sale as of December 31, 2016. Upon disposition, we received proceeds of $14.1 million, net of closing costs, and recognized a gain on sale of $1.6 million, which was recorded under the full accrual method. In addition, as a result of the aforementioned lease modification, contractual rents were renegotiated to be at market and the existing below-market rent lease liability of $15.7 million was written off and recognized in Rental income during the six months ended June 30, 2017 (Note 7). In addition, as a result of the termination of the lease noted above, we accelerated the below-market lease intangible liabilities of $3.3 million that were also recognized in Rental income during the six months ended June 30, 2017.

2016 Dispositions

During the three months ended June 30, 2016, we sold nine self-storage properties for total proceeds of $61.3 million, net of closing costs, and used the proceeds from the sale to repay a non-recourse mortgage loan encumbering the properties with an outstanding principal balance of $27.9 million. In connection with this transaction, we recognized an aggregate gain on sale of $25.0 million and loss on extinguishment of debt of $5.1 million.

During the six months ended June 30, 2016, we sold 12 self-storage properties for total proceeds of $107.7 million, net of closing costs, and used the proceeds from the sales to repay non-recourse mortgage loans encumbering the properties with outstanding principal balances totaling $42.9 million. In connection with this transaction, we recognized an aggregate gain on the sale of $50.4 million, and loss on extinguishment of debt of $7.6 million.

CPA®:17 – Global 6/30/2017 10-Q – 30

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net Lease
Revenues (a) (b)	$94,331	$94,566	$206,854	$187,971
Operating expenses (c) (d)	(37,867)	(35,299)	(79,175)	(71,517)
Interest expense	(18,698)	(22,148)	(39,349)	(44,281)
Other income and (expenses), excluding interest expense (e)	1,736	2,976	5,195	5,732
(Provision for) benefit from income taxes	(316)	(2,128)	298	(3,903)
Gain on sale of real estate, net of tax	1,171	—	2,910	—
Net income attributable to noncontrolling interests	(3,948)	(3,524)	(6,273)	(7,050)
Net income attributable to CPA®:17 – Global	$36,409	$34,443	$90,460	$66,952
Self-Storage
Revenues	$9,031	$13,017	$17,773	$25,078
Operating expenses	(6,340)	(13,053)	(13,539)	(20,915)
Interest expense	(1,974)	(2,643)	(3,977)	(4,535)
Other income and (expenses), excluding interest expense (f) (g)	(258)	44,828	(260)	41,896
Provision for income taxes	(30)	(54)	(62)	(117)
Gain on sale of real estate, net of tax	—	25,017	—	50,415
Net income (loss) attributable to CPA®:17 – Global	$429	$67,112	$(65)	$91,822
All Other
Revenues	$3,151	$1,602	$4,891	$3,362
Operating expenses	(8)	(17)	(46)	(52)
Interest expense	—	(3)	—	(6)
Other income and (expenses), excluding interest expense	187	(2,302)	(2,221)	(2,397)
Provision for income taxes	(374)	(4)	(1,024)	(8)
Net income (loss) attributable to CPA®:17 – Global	$2,956	$(724)	$1,600	$899
Corporate
Unallocated Corporate Overhead (h)	$(2,017)	$(13,114)	$(9,397)	$(19,865)
Net income attributable to noncontrolling interests – Available Cash Distributions	$(6,971)	$(5,859)	$(13,781)	$(12,527)
Total Company
Revenues	$106,513	$109,185	$229,518	$216,411
Operating expenses	(55,581)	(60,037)	(115,196)	(116,242)
Interest expense	(21,453)	(25,368)	(44,843)	(49,979)
Other income and (expenses), excluding interest expense	12,190	44,738	18,218	50,450
Provision for income taxes	(1,115)	(2,294)	(1,736)	(4,197)
Gain on sale of real estate, net of tax	1,171	25,017	2,910	50,415
Net income attributable to noncontrolling interests	(10,919)	(9,383)	(20,054)	(19,577)
Net income attributable to CPA®:17 – Global	$30,806	$81,858	$68,817	$127,281

CPA®:17 – Global 6/30/2017 10-Q – 31

Notes to Consolidated Financial Statements (Unaudited)

	Total Assets at
	June 30, 2017	December 31, 2016
Net Lease (i)	$3,964,054	$3,905,402
All Other (j)	280,228	266,231
Self-Storage	246,381	252,195
Corporate	147,943	275,095
Total Company	$4,638,606	$4,698,923
___________

(a)
Includes a $15.7 million write off and a $3.3 million acceleration of a below-market rent lease liabilities, pertaining to our KBR Inc. properties that were recognized in Rental income during the six months ended June 30, 2017 (Note 13).

(b)
We recognized straight-line rent adjustments of $3.9 million and $4.2 million during the three months ended June 30, 2017 and 2016, respectively, and $7.2 million and $8.8 million during the six months ended June 30, 2017 and 2016, respectively, which increased Rental income within our consolidated financial statements for each period.

(c)	Includes an impairment charge of $4.5 million related to a property located in Waldaschaff, Germany (Note 8) incurred during the six months ended June 30, 2017.

(d)
In April 2016, the Croatian government passed a special law assisting the restructuring of companies considered of systematic significance in Croatia. This law directly impacts our Agrokor tenant, which is currently experiencing financial distress and recently received a credit downgrade from both Standard & Poor’s and Moody’s. As a result of the financial difficulties and the uncertainty regarding future rent collections from the tenant, we recorded bad debt expense of $3.2 million and $4.8 million during the three and six months ended June 30, 2017, respectively. In addition, we recorded an impairment on our equity method investment related to this tenant of $2.5 million during both the three and six months ended June 30, 2017, which was included in equity in earnings on our consolidated financial statements.

(e)	Includes loss on extinguishment of debt of $0.1 million and $1.7 million during the three and six months ended June 30, 2017, respectively.

(f)
Includes a loss on extinguishment of debt of $0.3 million during both the three and six months ended June 30, 2017, and $5.1 million and $7.6 million during the three and six months ended June 30, 2016, respectively.

(g)
We recognized a Gain on change in control of interests of $49.9 million during both the three and six months ended June 30, 2016. This gain was recorded in conjunction with the change in control resulting from the acquisition of a controlling interest in a self-storage investment portfolio that we previously accounted for under the equity investment method. We recorded a non-cash gain on change in control of interests, which was the difference between the carrying value of $15.1 million and the fair value of $64.9 million from our previously held equity interest in April 2016.

(h)
Included in unallocated corporate overhead are asset management fees and general and administrative expenses, as well as interest expense and other charges related to our Senior Credit Facility. These expenses are calculated and reported at the portfolio level and not evaluated as part of any segment’s operating performance.

(i)
Includes the impact of the I-drive Property disposition (Note 4, Note 6, Note 13), the sale of a property classified as Assets held for sale as of December 31, 2016, and the sale of three other net-leased properties (Note 13).

(j)	Includes the impact of the I-drive Wheel restructuring (Note 4, Note 5, Note 13).

CPA®:17 – Global 6/30/2017 10-Q – 32

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

Business Overview

We are a publicly owned, non-traded REIT that invests primarily in commercial properties leased to companies domestically and internationally. As opportunities arise, we also make other types of commercial real estate-related investments. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions, and other factors. We earn revenue principally by leasing the properties we own to single corporate tenants, primarily on a triple-net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, contractual rent adjustments, tenant defaults, sales of properties, and foreign currency exchange rates. We were formed in 2007 and are managed by our Advisor. We hold substantially all of our assets and conduct substantially all of our business through our Operating Partnership. We are the general partner of, and own 99.99% of the interests in, the Operating Partnership. The remaining interest in the Operating Partnership is held by a subsidiary of WPC. A committee of our independent directors is beginning the process of evaluating possible liquidity alternatives for the Company. There can be no assurance as to the form or timing of any liquidity alternative or that a transaction will be pursued at all. The Company does not intend to discuss the evaluation process unless and until a particular alternative is selected.

Significant Developments

Acquisitions

During the six months ended June 30, 2017, we acquired one domestic and one international investment at a total cost of approximately $11.5 million and $141.5 million, respectively, inclusive of acquisition-related costs and fees. The international investment is a joint venture investment that we account for as an equity method investment, and the total cost excludes our portion of mortgage financing, as described below (Note 6).

Dispositions

During the six months ended June 30, 2017, we sold four net-lease properties for total proceeds of $28.6 million, net of closing costs, and recognized an aggregate gain on the sale of $2.9 million. In addition, during the six months ended June 30, 2017, we sold one of our net-lease properties to the developer that constructed the I-drive Property for net proceeds of $23.5 million, inclusive of $34.0 million of financing provided by us to the developer in the form of a mezzanine loan, and recorded a deferred gain on sale of $2.1 million, which will be recognized upon recovery of the cost of the property (Note 4, Note 5). In connection with the I-drive Wheel restructuring, we also recorded a deferred gain of $16.4 million, which will be recognized into income upon recovery of the cost of the Wheel Loan (Note 5).

Financing Activity

During the six months ended June 30, 2017, we refinanced two non-recourse mortgage loans totaling $157.7 million with new non-recourse mortgage financing totaling $180.0 million that have a weighted-average interest rate of 2.8% and term of three years. In addition, we obtained mortgage financing related to the foreign joint venture investment described above, of which our portion of financing totaled $88.0 million (Note 6).

CPA®:17 – Global 6/30/2017 10-Q – 33

In addition, during the six months ended June 30, 2017, we repaid seven non-recourse mortgage loans totaling $147.0 million, all of which were scheduled to mature in 2017 (amount is based on the exchange rate of the euro as of the date of repayment). Of the $147.0 million, $60.0 million pertained to the non-recourse mortgage loan that was paid down in conjunction with the sale of the I-drive Property (Note 4) on which we recognized a loss on extinguishment of debt of $1.3 million (Note 10). In addition, in connection with our disposition of a property located in Pordenone, Italy, which was part of a larger portfolio of properties located throughout Italy leased to a single tenant, we paid down a portion of the principal balance of the mortgage loan on that portfolio for a total of $9.3 million (amount is based on the exchange rate of the euro as of the date of repayment).

Portfolio Overview

We hold a diversified portfolio of income-producing commercial real estate properties and other real estate-related assets. We make investments both domestically and internationally. Portfolio information is provided on a pro rata basis, unless otherwise noted below, to better illustrate the economic impact of our various net-leased, jointly owned investments. See Terms and Definitions below for a description of pro rata amounts.

Portfolio Summary

	June 30, 2017	December 31, 2016
Number of net-leased properties	410	395
Number of operating properties (a)	38	38
Number of tenants (b)	117	121
Total square footage (in thousands)	47,129	46,119
Occupancy (b)	99.79%	99.72%
Weighted-average lease term (in years) (b)	12.1	12.9
Number of countries	16	14
Total assets (consolidated basis in thousands)	$4,638,606	$4,698,923
Net investments in real estate (consolidated basis in thousands) (c)	3,650,308	3,745,466

	Six Months Ended June 30,
(dollars in millions, except exchange rates)	2017	2016
Acquisition volume — consolidated (d)	$11.5	$74.3
Acquisition volume — pro rata (d)	153.0	74.3
Financing obtained — consolidated (e)	180.0	108.2
Financing obtained — pro rata (e) (f)	268.0	108.2
Average U.S. dollar/euro exchange rate	1.0821	1.1158
Average U.S. dollar/British pound sterling exchange rate	1.2582	1.4335
Average U.S. dollar/Japanese yen exchange rate	0.0089	0.0090
Change in the U.S. CPI (g)	1.5%	1.9%
Change in the Harmonized Index of Consumer Prices (g)	0.6%	0.5%
__________

(a)
Operating properties are comprised of full ownership interests in 37 self-storage properties with an average occupancy of 94.0% at June 30, 2017, full or partial ownership interests in 37 self-storage properties with an average occupancy of 93.0% at December 31, 2016, and one hotel property at each date; all of which were managed by third parties.

(b)	Excludes operating properties.

(c)
In the second quarter of 2017, we reclassified certain line items in our consolidated balance sheets. As a result, net investments in real estate as of December 31, 2016 has been revised to the current period presentation (Note 2).

(d)	Includes acquisition-related costs and fees for business combinations, which are expensed in the consolidated financial statements.

(e)	Includes refinancings, on a consolidated basis, of $180.0 million during the six months ended June 30, 2017.

(f)	Financing on a pro rata basis during the six months ended June 30, 2017 includes our share of the non-recourse mortgage financing related to certain of our joint venture investments.

(g)	Many of our lease agreements include contractual increases indexed to changes in the U.S. Consumer Price Index, or CPI, or similar indices.

CPA®:17 – Global 6/30/2017 10-Q – 34

Net-Leased Portfolio

The tables below represent information about our net-leased portfolio on a pro rata basis and, accordingly, exclude all operating properties at June 30, 2017. See Terms and Definitions below for a description of pro rata amounts and ABR.

Top Ten Tenants by ABR
(dollars in thousands)

Tenant/Lease Guarantor	Property Type	Tenant Industry	Location	ABR	Percent
Metro Cash & Carry Italia S.p.A. (a)	Retail	Retail Stores	Germany; Italy	$27,233	7%
Agrokor (a) (b)	Retail; Warehouse	Grocery	Croatia	23,830	7%
Advance Stores Company, Inc.	Office; Warehouse	Retail Stores	Various U.S.	18,345	5%
Kesko Senukai (a)	Retail; Warehouse	Retail Stores	Estonia, Latvia, Lithuania	16,242	4%
The New York Times Company	Office	Media: Advertising, Printing, and Publishing	New York, NY	14,986	4%
Lineage Logistics Holdings, LLC	Warehouse	Business Services	Various U.S.	14,375	4%
KBR, Inc.	Office	Business Services	Houston, TX	12,567	3%
Blue Cross and Blue Shield of Minnesota, Inc.	Education Facility; Office	Insurance	Various, MN	12,450	3%
Hellweg 2 (a)	Retail	Retail Stores	Germany	11,858	3%
Jumbo Logistiek Vastgoed B.V. (a)	Warehouse	Grocery	Netherlands	10,506	3%
Total				$162,392	43%
__________

(a)	ABR amounts are subject to fluctuations in foreign currency exchange rates.

(b)
In April 2016, the Croatian government passed a special law assisting the restructuring of companies considered of systematic significance in Croatia. This law directly impacts our Agrokor tenant, which is currently experiencing financial distress and recently received a credit downgrade from both Standard & Poor’s and Moody’s. As a result of the financial difficulties and the uncertainty regarding future rent collections from the tenant, we recorded bad debt expense of $3.2 million and $4.8 million during the three and six months ended June 30, 2017, respectively. In addition, we recorded an impairment on our equity method investment related to this tenant of $2.5 million during both the three and six months ended June 30, 2017.

CPA®:17 – Global 6/30/2017 10-Q – 35

Portfolio Diversification by Geography
(dollars in thousands)

Region	ABR	Percent
United States
Midwest	$70,340	19%
South	60,776	16%
East	45,516	12%
West	31,027	8%
United States Total	207,659	55%
International
Poland	28,347	8%
Italy	25,602	7%
Croatia	23,830	6%
Germany	20,463	5%
Spain	18,491	5%
The Netherlands	15,807	4%
Lithuania	10,897	3%
United Kingdom	5,043	2%
Other (a)	19,149	5%
International Total	167,629	45%
Total	$375,288	100%
__________

(a)	Includes ABR from tenants in Latvia, Japan, the Czech Republic, Slovakia, Estonia, Hungary, and Norway.

Portfolio Diversification by Property Type
(dollars in thousands)

Property Type	ABR	Percent
Warehouse	$104,602	28%
Office	102,229	27%
Retail	92,742	25%
Industrial	53,812	14%
Other (a)	21,903	6%
Total	$375,288	100%
__________

(a)	Includes ABR from tenants with the following property types: education facility, fitness facility, land, net-leased student housing, and self-storage.

CPA®:17 – Global 6/30/2017 10-Q – 36

Portfolio Diversification by Tenant Industry
(dollars in thousands)

Industry Type	ABR	Percent
Retail Stores	$107,482	29%
Grocery	49,342	13%
Business Services	39,515	10%
Media: Advertising, Printing, and Publishing	18,469	5%
Insurance	16,142	4%
Cargo Transportation	15,328	4%
Capital Equipment	14,585	4%
Consumer Services	13,344	4%
Telecommunications	11,168	3%
Automotive	9,957	3%
Media: Broadcasting and Subscription	9,832	3%
Healthcare and Pharmaceuticals	9,487	3%
Banking	8,997	2%
Hotel, Gaming, and Leisure	8,976	2%
Beverage, Food, and Tobacco	8,731	2%
Containers, Packing, and Glass	7,653	2%
Non-Durable Consumer Goods	7,439	2%
High Tech Industries	6,284	2%
Other (a)	12,557	3%
Total	$375,288	100%
__________

(a)
Includes ABR from tenants in the following industries: construction and building; wholesale; aerospace and defense; consumer transportation; chemicals, plastics, and rubber; durable consumer goods; real estate; metals and mining; finance; and environmental industries.

CPA®:17 – Global 6/30/2017 10-Q – 37

Lease Expirations
(dollars in thousands)

Year of Lease Expiration (a)	Number of Leases Expiring	ABR	Percent
2017 remaining (b)	8	$994	—%
2018	6	369	—%
2019	4	2,469	1%
2020	5	274	—%
2021	7	1,735	—%
2022	4	4,277	1%
2023	7	4,556	1%
2024	11	33,222	9%
2025	16	23,390	6%
2026	17	26,055	7%
2027	22	30,827	8%
2028	28	43,710	12%
2029	4	6,412	2%
2030	21	66,319	18%
Thereafter	64	130,679	35%
Total	224	$375,288	100%
__________

(a)	Assumes tenant does not exercise any renewal option.

(b)	Month-to-month leases with ABR totaling $1.0 million are included in 2017 ABR.

Self-Storage Summary

Our self-storage properties had an average occupancy rate of 94.0% at June 30, 2017 and were comprised as follows (square footage in thousands):

State	Number of Properties	Square Footage
Illinois	13	900
California	7	476
New York	5	335
Florida	4	261
Hawaii	4	259
Georgia	2	79
North Carolina	1	80
Texas	1	75
Total	37	2,465

CPA®:17 – Global 6/30/2017 10-Q – 38

Terms and Definitions

Pro Rata Metrics — The portfolio information above contains certain metrics prepared under the pro rata consolidation method. We refer to these metrics as pro rata metrics. We have a number of investments, usually with our affiliates, in which our economic ownership is less than 100%. Under the full consolidation method, we report 100% of the assets, liabilities, revenues, and expenses of those investments that are deemed to be under our control or for which we are deemed to be the primary beneficiary, even if our ownership is less than 100%. Also, for all other jointly owned investments, which we do not control, we report our net investment and our net income or loss from that investment. Under the pro rata consolidation method, we present our proportionate share, based on our economic ownership of these jointly owned investments, of the portfolio metrics of those investments. Multiplying each of the jointly owned investments’ financial statement line items by our percentage ownership and adding those amounts to or subtracting those amounts from our totals, as applicable, may not accurately depict the legal and economic implications of holding an ownership interest of less than 100% in such jointly owned investments.

ABR — ABR represents contractual minimum annualized base rent for our net-leased properties and reflects exchange rates as of the date of this Report. If there is a rent abatement, we annualize the first monthly contractual base rent following the free rent period. ABR is not applicable to operating properties.

Financial Highlights

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Total revenues	$106,513	$109,185	$229,518	$216,411
Net income attributable to CPA®:17 – Global	30,806	81,858	68,817	127,281

Cash distributions paid	56,142	55,113	111,973	109,888

Net cash provided by operating activities			118,985	92,924
Net cash provided by investing activities			1,368	6,665
Net cash used in financing activities			(234,580)	(143,564)

Supplemental financial measures:
FFO attributable to CPA®:17 – Global (a)	67,532	93,766	145,533	150,876
MFFO attributable to CPA®:17 – Global (a)	57,343	55,450	114,616	104,325
Adjusted MFFO attributable to CPA®:17 – Global (a)	58,605	57,699	118,221	109,912
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

Consolidated Results

Revenues and Net Income Attributable to CPA®:17 – Global

For the three months ended June 30, 2017 as compared to the same period in 2016, total revenues did not substantially change.

CPA®:17 – Global 6/30/2017 10-Q – 39

Net income attributable to CPA®:17 – Global decreased during the three months ended June 30, 2017 as compared to the same period in 2016, primarily due to a $49.9 million gain on change in control of interests recognized in the prior year period and a decrease of $23.8 million in gain on sale of real estate, net of tax in the current year period. In addition, during the three months ended June 30, 2017, we recognized bad debt expense of $3.2 million related to our Agrokor investment (Note 14). These factors were partially offset by decreases in acquisition expenses, interest expense, and loss on extinguishment of debt, as well as an increase in foreign currency transaction gains.

Total revenues increased during the six months ended June 30, 2017 as compared to the same period in 2016, primarily due to the write-off and acceleration of below-market lease intangible liabilities of $15.7 million and $3.3 million, respectively, related to the KBR Inc. lease modification/termination, which was recognized in Rental income in the current year period (Note 13).

Net income attributable to CPA®:17 – Global decreased during the six months ended June 30, 2017 as compared to the same period in 2016, primarily due to the $49.9 million gain on change in control of interests and a decrease of $47.5 million in gain on sale of real estate, net of taxes in the current year period. In addition, during the six months ended June 30, 2017, we recognized bad debt expense of $4.8 million related to our Agrokor investments. These factors were partially offset by decreases in acquisition expenses, interest expense, and loss on extinguishment of debt, as well as an increase in foreign currency transaction gains.

FFO attributable to CPA®:17 – Global

FFO attributable to CPA®:17 – Global decreased during the three and six months ended June 30, 2017 as compared to the same periods in 2016, primarily due to the $49.9 million gain on change in control of interests that was recognized during the three months ended June 30, 2016. This gain was partially offset by an increase in unrealized foreign currency gains, a decrease in interest expense, a decrease in acquisition expenses, and a decrease in loss on extinguishment of debt. In addition, the six months ended June 30, 2017 includes the write-off and acceleration of below-market lease intangible liabilities noted above.

MFFO and Adjusted MFFO Attributable to CPA®:17 – Global

MFFO and Adjusted MFFO attributable to CPA®:17 – Global increased during the three months ended June 30, 2017 as compared to the same period in 2016, primarily due to a reduction in interest expense and the accretive impact of our investments acquired between the periods. These increases were partially offset by the impact of dispositions subsequent to June 30, 2016 and the bad debt expense recognized in connection with our Agrokor investment (Note 14).

MFFO and Adjusted MFFO attributable to CPA®:17 – Global increased during the six months ended June 30, 2017 as compared to the same period in 2016, primarily due to a reduction in interest expense, the accretive impact of our investments acquired, and the improved operating performance of one of our equity method investments. These increases were partially offset by the impact of dispositions subsequent to June 30, 2016 and the bad debt expense recognized in connection with our Agrokor investment (Note 14).

CPA®:17 – Global 6/30/2017 10-Q – 40

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

The following table presents the comparative results of operations (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
Revenues
Lease revenues	$86,335	$86,470	$(135)	$192,285	$171,988	$20,297
Other real estate income — operating property revenues	9,575	13,672	(4,097)	18,912	26,489	(7,577)
Reimbursable tenant costs	7,155	6,986	169	12,772	13,708	(936)
Interest income and other	3,448	2,057	1,391	5,549	4,226	1,323
	106,513	109,185	(2,672)	229,518	216,411	13,107
Operating Expenses
Depreciation and amortization:
Net-leased properties	24,814	24,931	(117)	52,384	49,470	2,914
Operating properties	3,249	4,049	(800)	6,498	6,845	(347)
	28,063	28,980	(917)	58,882	56,315	2,567
Property expenses:
Asset management fees	7,339	7,484	(145)	14,664	14,966	(302)
Reimbursable tenant costs	7,155	6,986	169	12,772	13,708	(936)
Net-leased properties	6,137	3,446	2,691	9,649	7,216	2,433
Operating properties	3,521	5,296	(1,775)	7,024	10,369	(3,345)
	24,152	23,212	940	44,109	46,259	(2,150)
General and administrative	3,806	3,862	(56)	7,376	8,328	(952)
Acquisition and other expenses	(440)	3,983	(4,423)	310	5,340	(5,030)
Impairment charges	—	—	—	4,519	—	4,519
	55,581	60,037	(4,456)	115,196	116,242	(1,046)
Other Income and Expenses
Interest expense	(21,453)	(25,368)	3,915	(44,843)	(49,979)	5,136
Other income and (expenses)	10,273	(1,674)	11,947	15,930	4,366	11,564
Equity in earnings of equity method investments in real estate	2,270	1,580	690	4,255	3,752	503
Loss on extinguishment of debt	(353)	(5,090)	4,737	(1,967)	(7,590)	5,623
Gain on change in control of interests	—	49,922	(49,922)	—	49,922	(49,922)
	(9,263)	19,370	(28,633)	(26,625)	471	(27,096)
Income before income taxes and gain on sale of real estate	41,669	68,518	(26,849)	87,697	100,640	(12,943)
Provision for income taxes	(1,115)	(2,294)	1,179	(1,736)	(4,197)	2,461
Income before gain on sale of real estate	40,554	66,224	(25,670)	85,961	96,443	(10,482)
Gain on sale of real estate, net of tax	1,171	25,017	(23,846)	2,910	50,415	(47,505)
Net Income	41,725	91,241	(49,516)	88,871	146,858	(57,987)
Net income attributable to noncontrolling interests	(10,919)	(9,383)	(1,536)	(20,054)	(19,577)	(477)
Net Income Attributable to CPA®:17 – Global	$30,806	$81,858	$(51,052)	$68,817	$127,281	$(58,464)

CPA®:17 – Global 6/30/2017 10-Q – 41

Lease Composition and Leasing Activities

As of June 30, 2017, approximately 54.5% of our net leases, based on consolidated ABR, provide for adjustments based on formulas indexed to changes in the CPI, or similar indices for the jurisdiction in which the property is located, some of which have caps and/or floors. In addition, 42.1% of our net leases on that same basis have fixed rent adjustments, for which consolidated ABR is scheduled to increase by an average of 3.1% in the next 12 months. We own international investments and, therefore, lease revenues from these investments are subject to exchange rate fluctuations in various foreign currencies, primarily the euro.

The following discussion presents a summary of rents on existing properties arising from leases with new tenants, or second generation leases, and renewed leases with existing tenants for the periods presented and, therefore, does not include new acquisitions for our portfolio during the periods presented.

During the three months ended June 30, 2017, we signed five such leases totaling approximately 0.9 million square feet of leased space, which were all extensions with existing tenants. The weighted-average new rent for these leases is $13.91 per square foot, compared to the average former rent of $12.41 per square foot.

CPA®:17 – Global 6/30/2017 10-Q – 42

Property Level Contribution

The following table presents the property level contribution for our consolidated net-leased and operating properties, as well as a reconciliation to net income attributable to CPA®:17 – Global (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
Existing Net-Leased Properties
Lease revenues	$81,843	$81,011	$832	$177,166	$161,469	$15,697
Depreciation and amortization	(22,988)	(23,540)	552	(45,793)	(46,696)	903
Property expenses	(5,922)	(3,241)	(2,681)	(9,453)	(6,811)	(2,642)
Property level contribution	52,933	54,230	(1,297)	121,920	107,962	13,958
Recently Acquired Net-Leased Properties
Lease revenues	4,176	721	3,455	8,188	1,170	7,018
Depreciation and amortization	(1,756)	(129)	(1,627)	(3,451)	(242)	(3,209)
Property expenses	(224)	(47)	(177)	(475)	(2)	(473)
Property level contribution	2,196	545	1,651	4,262	926	3,336
Existing Operating Properties
Operating property revenues	7,113	6,652	461	13,948	13,169	779
Operating property expenses	(2,762)	(2,682)	(80)	(5,364)	(5,250)	(114)
Depreciation and amortization	(955)	(1,263)	308	(1,928)	(2,524)	596
Property level contribution	3,396	2,707	689	6,656	5,395	1,261
Recently Acquired Operating Properties
Operating property revenues	2,468	2,586	(118)	4,936	2,586	2,350
Depreciation and amortization	(2,294)	(2,033)	(261)	(4,569)	(2,033)	(2,536)
Operating property expenses	(739)	(749)	10	(1,604)	(793)	(811)
Property level contribution	(565)	(196)	(369)	(1,237)	(240)	(997)
Properties Sold or Held for Sale
Lease revenues	316	4,738	(4,422)	6,931	9,349	(2,418)
Operating property revenues	(6)	4,434	(4,440)	28	10,734	(10,706)
Operating property expenses	—	(1,705)	1,705	42	(4,033)	4,075
Property expenses	(11)	(318)	307	181	(696)	877
Depreciation and amortization	(70)	(2,015)	1,945	(3,141)	(4,820)	1,679
Property level contribution	229	5,134	(4,905)	4,041	10,534	(6,493)
Property Level Contribution	58,189	62,420	(4,231)	135,642	124,577	11,065
Add other income:
Interest income and other	3,448	2,057	1,391	5,549	4,226	1,323
Less other expenses:
Asset management fees	(7,339)	(7,484)	145	(14,664)	(14,966)	302
General and administrative	(3,806)	(3,862)	56	(7,376)	(8,328)	952
Acquisition and other expenses	440	(3,983)	4,423	(310)	(5,340)	5,030
Impairment charges	—	—	—	(4,519)	—	(4,519)
Other Income and Expenses
Interest expense	(21,453)	(25,368)	3,915	(44,843)	(49,979)	5,136
Other income and (expenses)	10,273	(1,674)	11,947	15,930	4,366	11,564
Equity in earnings of equity method investments in real estate	2,270	1,580	690	4,255	3,752	503
Loss on extinguishment of debt	(353)	(5,090)	4,737	(1,967)	(7,590)	5,623
Gain on change in control of interests	—	49,922	(49,922)	—	49,922	(49,922)
	(9,263)	19,370	(28,633)	(26,625)	471	(27,096)
Income before income taxes and gain on sale of real estate	41,669	68,518	(26,849)	87,697	100,640	(12,943)
Provision for income taxes	(1,115)	(2,294)	1,179	(1,736)	(4,197)	2,461
Income before gain on sale of real estate	40,554	66,224	(25,670)	85,961	96,443	(10,482)
Gain on sale of real estate, net of tax	1,171	25,017	(23,846)	2,910	50,415	(47,505)
Net Income	41,725	91,241	(49,516)	88,871	146,858	(57,987)
Net income attributable to noncontrolling interests	(10,919)	(9,383)	(1,536)	(20,054)	(19,577)	(477)
Net Income Attributable to CPA®:17 – Global	$30,806	$81,858	$(51,052)	$68,817	$127,281	$(58,464)

CPA®:17 – Global 6/30/2017 10-Q – 43

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

Existing Net-Leased Properties

Existing net-leased properties are those we acquired or placed into service prior to January 1, 2016 and were not sold during the periods presented. At June 30, 2017, we had 237 existing net-leased properties.

For the three months ended June 30, 2017 as compared to the same period in 2016, Property level contribution for existing net-leased properties decreased by $1.3 million, primarily due to an increase in property expenses of $2.7 million, partially offset by an increase in lease revenues of $0.8 million and a decrease in depreciation and amortization expenses of $0.6 million. Property expenses increased primarily due to bad debt expense of $3.2 million related to our Agrokor investment, partially offset by a refund of real estate taxes totaling $0.5 million received during the three months ended June 30, 2017.

For the six months ended June 30, 2017 as compared to the same period in 2016, Property level contribution for existing net-leased properties increased by $14.0 million, primarily due to an increase in lease revenues of $15.7 million, as well a decrease in depreciation and amortization expenses of $0.9 million, partially offset by an increase in property expenses of $2.6 million. Lease revenues increased primarily due to the $15.7 million write-off of a below-market lease intangible liability that was recognized in Rental income. Property expenses increased primarily due to bad debt expense of $4.8 million related to our Agrokor investment, partially offset by a refund of real estate taxes totaling $1.5 million received during the six months ended June 30, 2017.

Recently Acquired Net-Leased Properties

Recently acquired net-leased properties are those that we acquired or placed into service subsequent to December 31, 2015. Since January 1, 2016, we have acquired nine investments, comprised of 17 properties.

For the three months ended June 30, 2017 as compared to the same period in 2016, Property level contribution from recently acquired net-leased properties increased by $1.7 million, primarily due to an increase in lease revenues of $3.5 million as a result of the new investments that we acquired or placed into service during 2017 and 2016, partially offset by increases in depreciation and amortization expenses of $1.6 million and property expenses of $0.2 million as a result of those new investments.

For the six months ended June 30, 2017 as compared to the same period in 2016, Property level contribution from recently acquired net-leased properties increased by $3.3 million, primarily due to an increase in lease revenues of $7.0 million as a result of the new investments that we acquired or placed into service during 2017 and 2016, partially offset by increases in depreciation and amortization expenses of $3.2 million and property expenses of $0.5 million as a result of those new investments.

Existing Operating Properties

Existing operating properties are those we acquired prior to January 1, 2016 and were not sold during the periods presented. At June 30, 2017, we had 32 wholly owned self-storage properties. Additionally, other real estate operations includes the results of operations of a parking garage attached to one of our existing net-leased properties.

For the three months ended June 30, 2017, as compared to the same period in 2016, Property level contribution from existing operating properties increased by $0.7 million, primarily due to an increase in operating revenues of $0.5 million and a decrease in depreciation and amortization expenses of $0.3 million. Operating revenues increased primarily due to an increase in the average unit rate in 2017 compared to 2016. Depreciation and amortization decreased because certain of our in place lease intangible assets were fully amortized prior to January 1, 2017.

CPA®:17 – Global 6/30/2017 10-Q – 44

For the six months ended June 30, 2017, as compared to the same period in 2016, Property level contribution from existing operating properties increased by $1.3 million, primarily due to an increase in operating revenues of $0.8 million and a decrease in depreciation and amortization expenses of $0.6 million. Operating revenues increased primarily due to an increase in the average unit rate in 2017 compared to 2016. Depreciation and amortization decreased because certain of our in-place lease intangible assets were fully amortized prior to January 1, 2017.

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

Properties Sold or Held for Sale

Properties sold or held for sale during the three and six months ended June 30, 2017 and 2016, are those that were sold or held for sale subsequent to December 31, 2015.

For the three months ended June 30, 2017, we disposed of three net-lease properties. During the six months ended June 30, 2017, we disposed of five net-lease properties, one of which was classified as held for sale at December 31, 2016 (Note 13). As a result, property level contribution for the six months ended June 30, 2017 includes $3.3 million of acceleration of amortization of certain lease intangibles, which is included in lease revenues.

For the three and six months ended June 30, 2016, we sold nine and 12 self-storage properties, respectively.

Other Revenues and Expenses

Interest Income and Other

Interest income and other primarily consists of interest earned on our loans receivable and CMBS investments, as well as other income received related to our properties.

For the three months ended June 30, 2017 as compared to the same period in 2016, interest income and other increased by $1.4 million, primarily as a result of the four loans originated in March 2017 in connection with the I-drive Property disposition and I-drive Wheel restructuring (Note 4, Note 5) that generated $1.5 million of interest income, partially offset by a $0.2 million reduction of interest income as a result of the repayment of one of our loans receivable in November 2016.

For the six months ended June 30, 2017 as compared to the same period in 2016, interest income and other increased by $1.3 million, primarily as a result of the four loans originated in March 2017 in connection with the I-drive Property disposition and I-drive Wheel restructuring (Note 4, Note 5) that generated $1.8 million of interest income, partially offset by a $0.5 million reduction of interest income as a result of the repayment of one of our loans receivable in November 2016.

Property Expenses — Asset Management Fees

For the three months ended June 30, 2017 as compared to the same period in 2016, asset management fees decreased by $0.1 million as a result of dispositions since June 30, 2016, slightly offset by an increase in the estimated fair market value of our real estate portfolio, both of which impact the asset base from which our Advisor earns a fee.

For the six months ended June 30, 2017 as compared to the same period in 2016, asset management fees decreased by $0.3 million as a result of dispositions since June 30, 2016, slightly offset by an increase in the estimated fair market value of our real estate portfolio, both of which impact the asset base from which our Advisor earns a fee.

CPA®:17 – Global 6/30/2017 10-Q – 45

General and Administrative

For the three months ended June 30, 2017 as compared to the same period in 2016, general and administrative expenses were not substantially changed.

For the six months ended June 30, 2017 as compared to the same period in 2016, general and administrative expenses decreased by $1.0 million, primarily due to decreases in investor relations expenses and personnel and overhead reimbursement costs of $0.4 million each. The decrease in personnel and overhead reimbursement costs were primarily driven by an increase in revenue at other entities managed by WPC and its affiliates, which directly impacts the allocation of our Advisor’s expenses to us (Note 3). The decrease in investor relation expenses was primarily driven by a decrease in transfer agent costs that were directly impacted by the decrease in the share transaction volume during the six months ended June 30, 2017.

Acquisition and Other Expenses

Acquisition expenses represent direct costs incurred to acquire properties in transactions that are accounted for as business combinations, whereby such costs are required to be expensed as incurred (Note 4). On January 1, 2017, we adopted ASU 2017-01 (Note 2), and as a result, future transaction costs are more likely to be capitalized since we expect most of our future acquisitions to be classified as asset acquisitions under this new standard. In addition, goodwill will no longer be allocated and written off upon sale if future sales were deemed to be sales of assets and not businesses.

For the three months ended June 30, 2017 as compared to the same period in 2016, Acquisition and other expenses decreased by $4.4 million, primarily because none of our 2017 acquisitions were deemed to be business combinations. During the three months ended June 30, 2017, we reversed an accrual of $0.4 million that related to a reassessment of transfer taxes owed on certain of our previously acquired self-storage properties.

For the six months ended June 30, 2017 as compared to the same period in 2016, Acquisition and other expenses decreased by $5.0 million, primarily because none of our 2017 acquisitions were deemed to be business combinations. During the six months ended June 30, 2017, we incurred $0.3 million of acquisition and other expenses, which related to deal costs for transactions that did not transpire as anticipated.

Impairment Charges

Where the undiscounted cash flows for an asset are less than the asset’s carrying value when considering and evaluating the various alternative courses of action that may occur, we recognize an impairment charge to reduce the carrying value of the asset to its estimated fair value. Further, when we classify an asset as held for sale, we carry the asset at the lower of its current carrying value or its fair value, less estimated costs to sell. Our impairment charges are more fully described in Note 8.

During the six months ended June 30, 2017, we incurred an impairment charge of $4.5 million on a property in order to reduce the carrying value of the property to its estimated fair value (Note 8). The fair value measurement approximated its estimated selling price, less estimated costs to sell. We did not incur any impairment charges during the three or six months ended June 30, 2016.

Interest Expense

For the three months ended June 30, 2017 as compared to the same period in 2016, interest expense decreased by $3.9 million, primarily due to a decrease in our average outstanding debt balance and lower weighted-average interest rate on our average outstanding debt during the periods presented. Our weighted-average interest rate was 4.0% and 4.5% during the three months ended June 30, 2017 and 2016, respectively. Our average outstanding debt balance decreased by $62.8 million during the three months ended June 30, 2017 as compared to the same period in 2016, respectively.

For the six months ended June 30, 2017 as compared to the same period in 2016, interest expense decreased by $5.1 million, primarily due to a lower weighted-average interest rate on our average outstanding debt during the periods presented. Our weighted-average interest rate was 4.0% and 4.6% during the six months ended June 30, 2017 and 2016, respectively.

CPA®:17 – Global 6/30/2017 10-Q – 46

Other Income and (Expenses)

Other income and (expenses) primarily consists of gains and losses on foreign currency transactions, and derivative instruments. We make intercompany loans to a number of our foreign subsidiaries, most of which do not have the U.S. dollar as their functional currency. Remeasurement of foreign currency intercompany transactions that are scheduled for settlement, consisting primarily of accrued interest and short-term loans, are included in the determination of net income. We also recognize gains or losses on foreign currency transactions when we repatriate cash from our foreign investments or hold foreign currencies in entities designated as U.S. dollar functional currency. In addition, we have certain derivative instruments, including common stock warrants, foreign currency contracts, and a swaption, that are not designated as hedges for accounting purposes, for which realized and unrealized gains and losses are included in earnings. The timing and amount of such gains or losses cannot always be estimated and are subject to fluctuation.

For the three months ended June 30, 2017, as compared to the same period in 2016, net other income increased by $11.9 million, primarily comprised of an increase in foreign currency transaction gains related to our international investments of $12.1 million.

For the six months ended June 30, 2017, as compared to the same period in 2016, net other income increased by $11.6 million, primarily comprised of an increase in foreign currency transaction gains related to our international investments of $10.8 million and gains on derivatives of $0.4 million.

CPA®:17 – Global 6/30/2017 10-Q – 47

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

	Three Months Ended June 30,		Six Months Ended June 30,
Lessee	2017	2016	2017	2016
Net Lease:
Agrokor (a) (b)	$(2,825)	$61	$(2,726)	$144
Hellweg 2 (a) (c)	1,434	317	2,688	423
Jumbo Logistiek Vastgoed B.V. (a)	1,042	1,221	2,056	2,040
U-Haul Moving Partners, Inc. and Mercury Partners, LP	607	610	1,223	1,224
Berry Global Inc.	441	418	876	834
Tesco Global Aruhazak Zrt. (a)	326	441	485	578
BPS Nevada, LLC — Preferred Equity	301	307	609	260
Bank Pekao S.A. (a)	202	163	405	345
State Farm	175	187	387	373
Eroski Sociedad Cooperativa — Mallorca (a)	152	177	300	339
Kesko Senukai (a) (d)	151	—	151	—
Apply Sørco AS (a)	(141)	7	(238)	51
Dick’s Sporting Goods, Inc.	48	32	89	62
	1,913	3,941	6,305	6,673
Self-Storage:
Madison Storage NYC, LLC and Veritas Group IX‑NYC, LLC (e)	—	—	—	(433)
	—	—	—	(433)
All Other:
Shelborne (f)	(943)	912	(2,704)	284
BG LLH, LLC (g)	874	(1,749)	130	(870)
BPS Nevada, LLC — Preferred Equity	426	794	1,211	1,588
IDL Wheel Tenant, LLC	—	(2,318)	(687)	(3,490)
	357	(2,361)	(2,050)	(2,488)
Total equity in earnings of equity method investments in real estate	$2,270	$1,580	$4,255	$3,752
__________

(a)	Amounts include impact of fluctuations in the exchange rate of the applicable foreign currency.

(b)
During both the three and six months ended June 30, 2017, we recognized an other-than-temporary impairment charge of $2.5 million on our Agrokor equity method investment to reduce the carrying value of our investment in the joint venture to its estimated fair value due to tenant financial difficulties (Note 8).

(c)
The increase in equity earnings was due to a reduction in interest expense for the three and six months ended June 30, 2017 as compared to the same periods in 2016, which was the result of a related mortgage loan that was repaid in January 2017 (Note 6).

(d)
On May 23, 2017, we entered into a joint venture investment to acquire a 70% interest in a real estate investment portfolio for a total cost of $141.5 million (dollar amount is based on the exchange rate of the euro on the date of acquisition), which excludes our portion of mortgage financing totaling $88.0 million (Note 6).

(e)	In April 2016, we purchased the remaining 15% controlling interest in this equity investment and therefore consolidated this investment since the date of purchase of that controlling interest.

CPA®:17 – Global 6/30/2017 10-Q – 48

(f)
The decrease in equity earnings occurred because we were required to absorb the majority of the losses on this investment during the three and six months ended June 30, 2017, since the other partners’ capital balances had been reduced to zero. We were only partially responsible for absorbing losses during the same period in 2016.

(g)
The increase in equity earnings for the three and six months ended June 30, 2017 as compared to the same period in 2016 was primarily due to the write off of deferred financing costs in the three and six months ended June 30, 2016 as a result of debt restructuring on this investment.

Loss on Extinguishment of Debt

For the three and six months ended June 30, 2017 as compared to the same periods in 2016, loss on extinguishment of debt decreased by $4.7 million and $5.6 million, respectively, primarily due to the early terminations of certain mortgage debt associated with our 2016 dispositions (Note 13).

Gain on Change in Control of Interests

In connection with our acquisition of the remaining 15% controlling interest in a jointly-owned investment in five self-storage properties that was previously accounted for as an equity method investment, we recorded a $49.9 million gain on change in control of interests during each of the three and six months ended June 30, 2016. As a result of this acquisition, we consolidated this investment as of June 30, 2016. The gain on change in control represents the difference between our carrying values and the fair values of our previously held equity interests in these properties.

Provision for Income Taxes

Our provision for income taxes is primarily related to our international properties.

During the three and six months ended June 30, 2017, we recorded a provision for income taxes of $1.1 million and $1.7 million, respectively, comprised of current income taxes of $0.5 million and $1.3 million, respectively, and deferred income taxes of $0.6 million and $0.4 million, respectively.

During the three and six months ended June 30, 2016, we recorded a provision for income taxes of $2.3 million and $4.2 million, respectively, comprised of deferred income taxes of $1.4 million and $2.6 million, respectively, and current income taxes of $0.9 million and $1.6 million, respectively.

Gain on Sale of Real Estate, Net of Tax

During the three and six months ended June 30, 2017, we recognized a gain on sale of real estate, net of tax, of $1.2 million and $2.9 million, respectively, primarily as a result of the three and five net-lease properties that were sold during the periods, respectively (Note 13).

During the three and six months ended June 30, 2016, we recognized a gain on sale of real estate, net of tax, of $25.0 million and $50.4 million, respectively, as a result of the sale of nine and 12 self-storage properties during the periods, respectively.

Net Income Attributable to Noncontrolling Interests

For the three months ended June 30, 2017 as compared to the same period in 2016, net income attributable to noncontrolling interests increased by $1.5 million, primarily due to an increase of $1.1 million in the Available Cash Distribution paid to our Advisor (Note 3).

For the six months ended June 30, 2017 as compared to the same period in 2016, net income attributable to noncontrolling interests increased by $0.5 million, primarily due to an increase of $1.3 million in the Available Cash Distribution paid to our Advisor (Note 3), partially offset by a decrease related to one of our jointly owned investments that had an impairment charge of $4.5 million in the first quarter of 2017, which included $1.5 million attributed to a noncontrolling interest (Note 8).

CPA®:17 – Global 6/30/2017 10-Q – 49

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

Operating Activities — Net cash provided by operating activities increased by $26.1 million during the six months ended June 30, 2017 as compared to the same period in 2016, primarily due to the outstanding rent and additional interest income that we received upon the completion of the I-drive Property disposition (Note 4) and the amendment to the Wheel loan (Note 5), respectively. In addition, the increase in operating cash flows is due to the settlement of certain derivative assets subsequent to June 30, 2016, as well as a decrease in interest expense and acquisition expenses.

Investing Activities — Our investing activities are generally comprised of real estate-related transactions (purchases and sales), payment of deferred acquisition fees to our Advisor related to asset acquisitions, and capitalized property-related costs. During the six months ended June 30, 2017, we completed the sale of five net-lease properties for total proceeds of $111.3 million, net of selling costs (Note 13). We used $149.1 million to fund capital contributions to our equity investments in real estate, primarily due to the $90.3 million contribution for Hellweg 2 mortgage loan payoffs and $51.3 million for the Kesko Senukai investment (Note 6), and received $26.3 million as a return of capital from our equity method investments. We also received proceeds from the repayment of a preferred equity interest of $27.0 million (Note 6) and we funded $11.4 million and $9.2 million for a real estate acquisition and a build-to-suit expansion project, respectively.

Financing Activities — During the six months ended June 30, 2017, we made scheduled and unscheduled mortgage principal payments totaling $329.3 million and received $178.7 million in proceeds from non-recourse mortgage financings related to new and existing investments (Note 10). We paid distributions to our stockholders for the fourth quarter of 2016 and first quarter of 2017 totaling $112.0 million, which consisted of $60.5 million of cash distributions and $51.5 million of distributions that were reinvested by stockholders in shares of our common stock through our DRIP. We received $67.3 million of proceeds related to the Revolver under our Senior Credit Facility, of which we repaid $40.7 million. We also paid $28.0 million for the repurchase of shares pursuant to our redemption plan as described below, and paid distributions of $20.5 million to affiliates that hold noncontrolling interests in various investments jointly owned with us.

CPA®:17 – Global 6/30/2017 10-Q – 50

Distributions

Our objectives are to generate sufficient cash flow over time to provide stockholders with distributions and to continue to seek investments with potential for capital appreciation throughout varying economic cycles. During the six months ended June 30, 2017, we declared distributions to our stockholders totaling $112.5 million, which consisted of $61.2 million of cash distributions and $51.3 million of distributions reinvested by stockholders in our shares through our DRIP. We funded all of these distributions from Net cash provided by operating activities. Since inception, we have funded 99% of our cumulative distributions from Net cash provided by operating activities, with the remaining 1%, or $18.8 million, being funded primarily from proceeds of our public offerings and, to a lesser extent, other sources. Cash flow from operations is first applied to current period distributions, then to any deficit from prior period cumulative negative cash flow, and finally to future period distributions. As we have fully invested the proceeds of our offerings, we expect that in the future, if distributions cannot be fully sourced from net cash provided by operating activities, they may be sourced from the proceeds of financings or sales of assets. In determining our distribution policy during the periods in which we are investing capital, we place primary emphasis on projections of cash flow from operations, together with cash distributions from our unconsolidated investments, rather than on historical results of operations (though these and other factors may be a part of our consideration). Thus, in setting a distribution rate, we focus primarily on expected returns from those investments we have already made, as well as our anticipated rate of return from future investments, to assess the sustainability of a particular distribution rate over time.

Redemptions

We maintain a quarterly redemption program pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from stockholders seeking liquidity. During the six months ended June 30, 2017, we received 868 requests to redeem 2,951,796 shares of our common stock pursuant to our redemption plan, all of which were redeemed as of the date of this Report. The weighted-average price per share at which the shares were redeemed was $9.47, which is net of redemption fees, totaling $28.0 million.

Summary of Financing

The table below summarizes our debt and Senior Credit Facility (dollars in thousands):

	June 30, 2017	December 31, 2016
Carrying Value (a)
Fixed rate	$1,098,396	$1,236,058
Variable rate:
Senior Credit Facility — Term Loan	49,849	49,751
Senior Credit Facility — Revolver	27,366	—
Non-recourse debt:
Amount subject to interest rate swaps and caps	444,382	292,291
Floating interest rate mortgage loans	378,648	493,901
	900,245	835,943
	$1,998,641	$2,072,001
Percent of Total Debt
Fixed rate	55%	60%
Variable rate	45%	40%
	100%	100%
Weighted-Average Interest Rate at End of Period
Fixed rate	4.9%	4.9%
Variable rate (b)	2.8%	2.9%
__________

(a)
Aggregate debt balance includes unamortized deferred financing costs totaling $9.1 million and $9.5 million as of June 30, 2017 and December 31, 2016, respectively, and unamortized discount totaling $5.5 million and $6.3 million as of June 30, 2017 and December 31, 2016, respectively.

CPA®:17 – Global 6/30/2017 10-Q – 51

(b)	The impact of our derivative instruments is reflected in the weighted-average interest rates.

Cash Resources

At June 30, 2017, our cash resources consisted primarily of cash and cash equivalents totaling $165.1 million. Of this amount, $42.0 million, at then-current exchange rates, was held in foreign subsidiaries, but we could be subject to restrictions or significant costs should we decide to repatriate these amounts. As of the date of this Report, we also had unused capacity of $172.6 million on our Senior Credit Facility. Our cash resources may be used for future investments and can be used for working capital needs, other commitments, and distributions to our stockholders.

Cash Requirements

During the next 12 months, we expect that our cash requirements will include payments to acquire new investments; funding capital commitments, such as build-to-suit projects and ADC Arrangements; paying distributions to our stockholders and to our affiliates that hold noncontrolling interests in entities we control; making share repurchases pursuant to our redemption plan; making scheduled debt service payments and repayments of borrowings under our Revolver (Note 10); as well as other normal recurring operating expenses. Balloon payments totaling $113.6 million on our consolidated non-recourse mortgage loan obligations are also due during the next 12 months. Our Advisor is actively seeking to refinance certain of these loans, although there can be no assurance that it will be able to do so on favorable terms, or at all. Capital and other lease commitments totaling $3.7 million are expected to be funded during the next 12 months. We expect to fund future investments, capital commitments, any capital expenditures on existing properties, scheduled and unscheduled debt payments on our mortgage loans, and repayments of borrowings under our Revolver through the use of our cash reserves; cash generated from operations; and proceeds from repayments of loans receivable, financings, and asset sales.

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements, and other contractual obligations (primarily our capital commitments and lease obligations) at June 30, 2017 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Mortgage debt, net — principal (a)	$1,936,014	$140,717	$429,766	$627,283	$738,248
Senior Credit Facility – Term Loan — principal (b)	49,849	—	49,849	—	—
Senior Credit Facility – Revolver — principal	27,389	—	27,389	—	—
Deferred acquisition fees — principal	5,182	3,642	1,540	—	—
Interest on borrowings and deferred acquisition fees	330,834	77,097	133,239	83,424	37,074
Operating and other lease commitments (c)	72,684	2,855	5,855	3,012	60,962
Asset retirement obligations, net (d)	16,340	—	—	—	16,340
Capital commitments (e)	857	857	—	—	—
	$2,439,149	$225,168	$647,638	$713,719	$852,624
__________

(a)	Excludes deferred financing costs totaling $8.9 million and unamortized discount, net of $5.5 million, which were included in Mortgage debt, net at June 30, 2017.

(b)
Excludes deferred financing costs of $0.1 million and unamortized discount of less than $0.1 million on our Senior Credit Facility, which is scheduled to mature on August 26, 2018, unless extended pursuant to its terms.

(c)
Operating commitments consist of rental obligations under ground leases. Other lease commitments consist of our estimated share of future rents payable for the purpose of leasing office space pursuant to the advisory agreement. Amounts are estimated based on current allocation percentages among WPC and the other Managed Programs as of June 30, 2017 (Note 3).

(d)
Represents the estimated amount of future obligations for the removal of asbestos and environmental waste in connection with several of our investments, payable upon the retirement or sale of the assets.

(e)	Capital commitments include $0.9 million related to unfunded tenant improvements allowances.

CPA®:17 – Global 6/30/2017 10-Q – 52

Amounts in the table above that relate to our foreign operations are based on the exchange rate of the local currencies at June 30, 2017, which consisted primarily of the euro. At June 30, 2017, we had no material capital lease obligations for which we were the lessee, either individually or in the aggregate.

Equity Method Investments

We have interests in unconsolidated investments that primarily own single-tenant properties net leased to companies. Generally, the underlying investments are jointly owned with our affiliates (Note 6). At June 30, 2017, on a combined basis, these investments had total assets of approximately $3.7 billion and third-party non-recourse mortgage debt of $2.3 billion. At that date, our pro rata share of the aggregate debt for these investments was $431.3 million. Cash requirements with respect to our share of these debt obligations are discussed above under Cash Requirements.

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

CPA®:17 – Global 6/30/2017 10-Q – 53

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

CPA®:17 – Global 6/30/2017 10-Q – 54

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

CPA®:17 – Global 6/30/2017 10-Q – 55

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

FFO, MFFO, and Adjusted MFFO were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income attributable to CPA®:17 – Global	$30,806	$81,858	$68,817	$127,281
Adjustments:
Depreciation and amortization of real property	28,099	29,014	58,948	56,378
Gain on sale of real estate	(1,171)	(25,017)	(2,910)	(50,415)
Impairment charges on real estate	—	—	4,489	—
Proportionate share of adjustments to equity in net income of partially owned entities to arrive at FFO	9,917	8,056	17,941	17,919
Proportionate share of adjustments for noncontrolling interests to arrive at FFO (a)	(119)	(145)	(1,752)	(287)
Total adjustments	36,726	11,908	76,716	23,595
FFO attributable to CPA®:17 – Global (as defined by NAREIT)	67,532	93,766	145,533	150,876
Adjustments:
Unrealized (gains) losses on foreign currency, derivatives, and other	(8,956)	5,460	(11,572)	46
Straight-line and other rent adjustments (b)	(4,400)	(4,989)	(8,663)	(10,449)
Realized gains on foreign currency, derivatives and other	(1,211)	(3,834)	(3,811)	(4,439)
Acquisition and other expenses (c)	(440)	3,983	310	5,340
Amortization of premiums on debt investments, net	433	597	1,182	903
Loss on extinguishment of debt	353	5,091	1,967	7,590
Above- and below-market rent intangible lease amortization, net (d) (e)	304	(104)	(18,511)	(232)
Gain on change in control of interests (f)	—	(49,922)	—	(49,922)
Proportionate share of adjustments to equity in net income of partially owned entities to arrive at MFFO	3,719	5,320	8,115	4,403
Proportionate share of adjustments for noncontrolling interests to arrive at MFFO	9	82	66	209
Total adjustments	(10,189)	(38,316)	(30,917)	(46,551)
MFFO attributable to CPA®:17 – Global	57,343	55,450	114,616	104,325
Adjustments:
Hedging gains	967	1,298	3,580	3,678
Deferred taxes	295	951	25	1,910
Total adjustments	1,262	2,249	3,605	5,588
Adjusted MFFO attributable to CPA®:17 – Global	$58,605	$57,699	$118,221	$109,913
__________

(a)	Includes $1.5 million related to an impairment charge on one of our consolidated joint-venture investments during the six months ended June 30, 2017 (Note 8).

CPA®:17 – Global 6/30/2017 10-Q – 56

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

(d)
Includes $15.7 million write-off and $3.3 million acceleration of a below-market rent lease liabilities, pertaining to our KBR Inc. properties that were recognized in Rental income during the six months ended June 30, 2017 (Note 13).

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

CPA®:17 – Global 6/30/2017 10-Q – 57

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

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we have historically attempted to obtain non-recourse mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our joint investment partners have obtained, and may in the future obtain, variable-rate non-recourse mortgage loans, and, as a result, we have entered into, swaptions, and may continue to enter into, interest rate swap agreements or interest rate cap agreements with lenders. Interest rate swap agreements effectively convert the variable-rate debt service obligations of a loan to a fixed rate, while interest rate cap agreements limit the underlying interest rate from exceeding a specified strike rate. Interest rate swaps are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flows over a specific period, and interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments that, where applicable, are designated as cash flow hedges on the forecasted interest payments on the debt obligation. The face amount on which the swaps or caps are based is not exchanged. A swaption is an option that gives us the right, but not the obligation, to enter into an interest rate swap under which we would pay a fixed-rate and receive a variable-rate. At the option’s expiration, we may also elect to cash settle the option if such option is “in-the-money” or allow the option to expire at no additional cost to us. Our objective in using these derivatives is to limit our exposure to interest rate movements. At June 30, 2017, we estimated that the total fair value of our interest rate swaps, caps, and swaption, which are included in Other assets, net and Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was in a net liability position of $4.6 million (Note 9).

At June 30, 2017, our outstanding debt either bore interest at fixed rates, bore interest at floating rates, was swapped or capped to a fixed rate, or bore interest at fixed rates that were scheduled to convert to then-prevailing market fixed rates at certain future points during their term. The annual interest rates on our fixed-rate debt at June 30, 2017 ranged from 1.9% to 7.4%. The contractual annual interest rates on our variable-rate debt at June 30, 2017 ranged from 1.3% to 6.0%. Our debt obligations are more fully described in Note 10 and Liquidity and Capital Resources — Summary of Financing in Item 7 above. The following table presents principal cash outflows based upon expected maturity dates of our debt obligations outstanding at June 30, 2017 (in thousands):

	2017 (Remaining)	2018	2019	2020	2021	Thereafter	Total	Fair value
Fixed-rate debt (a)	$93,901	$57,657	$29,029	$122,544	$213,819	$587,543	$1,104,493	$1,124,585
Variable-rate debt (a) (b)	$10,171	$110,729	$43,609	$299,316	$229,328	$215,606	$908,759	$879,283
__________

(a)	Amounts are based on the exchange rate at June 30, 2017, as applicable.

CPA®:17 – Global 6/30/2017 10-Q – 58

(b)
Includes the $50.0 million Term Loan and $27.4 million outstanding under the Revolver at June 30, 2017 under our Senior Credit Facility, which is scheduled to mature on August 26, 2018, unless extended pursuant to its terms.

At June 30, 2017, the estimated fair value of our fixed-rate debt and variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps, or that has been subject to interest rate caps, is affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at June 30, 2017 by an aggregate increase of $50.4 million or an aggregate decrease of $72.7 million, respectively. Annual interest expense on our unhedged variable-rate debt at June 30, 2017 would increase or decrease by $4.6 million for each respective 1% change in annual interest rates.

As more fully described under Liquidity and Capital Resources — Summary of Financing in Item 2 above, a portion of our variable-rate debt in the table above bore interest at fixed rates at June 30, 2017, but has interest rate reset features that will change the fixed interest rates to then-prevailing market fixed rates at certain points during their term. This debt is generally not subject to short-term fluctuations in interest rates.

Foreign Currency Exchange Rate Risk

We own international investments, primarily in Europe and Asia, and as a result, are subject to risk from the effects of exchange rate movements in various foreign currencies, primarily the euro and, to a lesser extent, the British pound sterling, the Japanese yen, and the Norwegian krone, which may affect future costs and cash flows. Although all of our foreign investments through the second quarter of 2017 were conducted in these currencies, we may conduct business in other currencies in the future. We manage foreign currency exchange rate movements by generally placing both our debt service obligation to the lender and the tenant’s rental obligation to us in the same currency. This reduces our overall exposure to the actual equity that we have invested and the equity portion of our cash flow. In addition, we may use currency hedging to further reduce the exposure to our equity cash flow. We are generally a net receiver of these currencies (we receive more cash than we pay out), therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar, relative to the foreign currency.

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

The June 23, 2016 referendum by voters in the United Kingdom to exit the European Union, a process commonly referred to as “Brexit,” adversely impacted global markets, including certain currencies, and has resulted in a decline in the value of the British pound sterling as compared to the U.S. dollar. Volatility in exchange rates is expected to continue as the United Kingdom negotiates its likely exit from the European Union. As of June 30, 2017, 1% and 43% of our total pro rata ABR was from the United Kingdom and other European Union countries, respectively.  Any impact from Brexit on us will depend, in part, on the outcome of the related tariff, trade, regulatory, and other negotiations. Although it is unknown what the result of those negotiations will be, it is possible that new terms may adversely affect our operations and financial results.

Scheduled future minimum rents, exclusive of renewals, under non-cancelable operating leases, for our consolidated foreign operations for the remainder of 2017, during each of the next four calendar years following December 31, 2017 and thereafter, are as follows (in thousands):

Lease Revenues (a)	2017 (Remaining)	2018	2019	2020	2021	Thereafter	Total
Euro (b)	$57,581	$114,342	$114,518	$115,011	$114,143	$840,698	$1,356,293
British pound sterling (c)	2,541	5,040	5,040	5,053	5,040	45,453	68,167
Japanese yen (d)	1,373	2,723	2,723	2,731	2,723	657	12,930
	$61,495	$122,105	$122,281	$122,795	$121,906	$886,808	$1,437,390

CPA®:17 – Global 6/30/2017 10-Q – 59

Scheduled debt service payments (principal and interest) for mortgage notes payable for our consolidated foreign operations for the remainder of 2017, during each of the next four calendar years following December 31, 2017 and thereafter, are as follows (in thousands):

Debt Service (a) (e)	2017 (Remaining)	2018	2019	2020	2021	Thereafter	Total
Euro (b)	$79,151	$56,641	$26,193	$101,374	$155,699	$237,144	$656,202
British pound sterling (c)	827	1,627	12,110	363	16,878	—	31,805
Japanese yen (d)	23,506	—	—	—	—	—	23,506
	$103,484	$58,268	$38,303	$101,737	$172,577	$237,144	$711,513
__________

(a)
Amounts are based on the applicable exchange rates at June 30, 2017. Contractual rents and debt obligations are denominated in the functional currency of the country of each property. Our foreign operations denominated in the Norwegian krone are related to an unconsolidated jointly owned investment and is excluded from the amounts in the tables.

(b)
We estimate that, for a 1% increase or decrease in the exchange rate between the euro and the U.S. dollar, there would be a corresponding change in the projected estimated property-level cash flow at June 30, 2017 of $7.0 million.

(c)
We estimate that, for a 1% increase or decrease in the exchange rate between the British pound sterling and the U.S. dollar, there would be a corresponding change in the projected estimated property-level cash flow at June 30, 2017 of $0.4 million.

(d)
We estimate that, for a 1% increase or decrease in the exchange rate between the Japanese yen and the U.S. dollar, there would be a corresponding change in the projected estimated property-level cash flow at June 30, 2017 of less than $0.1 million.

(e)	Interest on unhedged variable-rate debt obligations was calculated using the applicable annual interest rates and balances outstanding at June 30, 2017.

As a result of scheduled balloon payments on certain of our international non-recourse mortgage loans, projected debt service obligations exceed projected lease revenues in 2017 and 2021. In 2017, balloon payments totaling $90.2 million are due on four non-recourse mortgage loans that are collateralized by properties that we own. We currently anticipate that, by their respective due dates, we will have refinanced or repaid certain of these loans using our cash resources, including unused capacity on our credit facility and proceeds from dispositions.

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

For the three months ended June 30, 2017, our consolidated portfolio had the following significant characteristics in excess of 10%, based on the percentage of our consolidated total revenues:

•	71% related to domestic properties, which included a concentration in Texas and New York of 12% and 11%, respectively; and

•	29% related to international properties.

At June 30, 2017, our consolidated net-leased portfolio, which excludes investments within our Self Storage segment as well as in our All Other category, had the following significant property and lease characteristics in excess of 10% in certain areas, based on the percentage of our pro rata ABR as of that date:

•	55% related to domestic properties;

•	45% related to international properties;

•	28% related to warehouse facilities, 27% related to office facilities, 25% related to retail facilities, and 14% related to industrial facilities; and

•	29% related to the retail stores industry, 13% related to the grocery industry, and 10% related to the business services industry.

CPA®:17 – Global 6/30/2017 10-Q – 60

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of June 30, 2017 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

CPA®:17 – Global 6/30/2017 10-Q – 61

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities.

Unregistered Sales of Equity Securities

During the three months ended June 30, 2017, we issued 723,751 shares of our common stock to our Advisor as consideration for asset management fees. These shares were issued at $10.11 per share, which represented our most recently published NAV, as approved by our board of directors at the date of issuance. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(a)(2) of the Securities Act of 1933, as amended, the shares issued were deemed to be exempt from registration. In acquiring our shares, our Advisor represented that such interests were being acquired by it for investment purposes and not with a view to the distribution thereof. From inception through June 30, 2017, we have issued a total of 13,190,709 shares of our common stock to our Advisor as consideration for asset management fees.

All prior sales of unregistered securities have been reported in our previously filed quarterly and annual reports on Form 10-Q and Form 10-K, respectively.

Issuer Purchases of Equity Securities

The following table provides information with respect to repurchases of our common stock during the three months ended June 30, 2017:

	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or program (a)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or program (a)
2017 Period
April	—	$—	N/A	N/A
May	—	—	N/A	N/A
June	1,755,260	9.47	N/A	N/A
Total	1,755,260
__________

(a)
Represents shares of our common stock requested to be repurchased under our redemption plan, pursuant to which we may elect to redeem shares at the request of our stockholders subject to certain exceptions, conditions, and limitations. The maximum amount of shares purchasable by us in any period depends on a number of factors and is at the discretion of our board of directors. During the three months ended June 30, 2017, we received 477 redemption requests for our common stock. As of the date of this Report, all such requests were satisfied. The average price paid per share will vary depending on the number of redemption requests that were made during the period, the most recently published NAV, and the amount of time a stockholder has held their respective shares.

CPA®:17 – Global 6/30/2017 10-Q – 62

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

101
The following materials from Corporate Property Associates 17 – Global Incorporated’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2017 and December 31, 2016 (ii) Consolidated Statements of Income for three and six months ended June 30, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2017 and 2016, (iv) Consolidated Statements of Equity for the six months ended June 30, 2017 and 2016, (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016, and (vi) Notes to Consolidated Financial Statements.
Filed herewith

CPA®:17 – Global 6/30/2017 10-Q – 63

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corporate Property Associates 17 – Global Incorporated

Date:	August 10, 2017	By:	/s/ Mallika Sinha
Mallika Sinha
Chief Financial Officer
(Principal Financial Officer)

Date:	August 10, 2017
		By:	/s/ Kristin Sabia
Kristin Sabia
Chief Accounting Officer
(Principal Accounting Officer)

CPA®:17 – Global 6/30/2017 10-Q – 64

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

101
The following materials from Corporate Property Associates 17 – Global Incorporated’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2017 and December 31, 2016 (ii) Consolidated Statements of Income for three and six months ended June 30, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2017 and 2016, (iv) Consolidated Statements of Equity for the six months ended June 30, 2017 and 2016, (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016, and (vi) Notes to Consolidated Financial Statements.
Filed herewith