Form 10-Q
period 2017-09-30
Corporate Property Associates 17 - Global INC
filed 2017-11-08
CIK 1390213

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

or

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

Registrant has 351,056,852 shares of common stock, $0.001 par value, outstanding at November 3, 2017.

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

CPA®:17 – Global 9/30/2017 10-Q – 1

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	September 30, 2017	December 31, 2016
Assets
Investments in real estate:
Real estate — Land, buildings and improvements	$2,753,505	$2,745,424
Operating real estate — Land, buildings and improvements	259,949	258,971
Net investments in direct financing leases	508,511	508,392
In-place lease intangible assets	627,385	620,149
Other intangible assets	110,133	103,918
Assets held for sale	—	14,850
Investments in real estate	4,259,483	4,251,704
Accumulated depreciation and amortization	(593,753)	(506,238)
Net investments in real estate	3,665,730	3,745,466
Equity investments in real estate	532,132	451,105
Cash and cash equivalents	161,183	273,635
Other assets, net	287,071	228,717
Total assets	$4,646,116	$4,698,923
Liabilities and Equity
Debt:
Mortgage debt, net	$1,946,726	$2,022,250
Senior Credit Facility, net	49,863	49,751
Debt, net	1,996,589	2,072,001
Accounts payable, accrued expenses and other liabilities	125,697	128,911
Below-market rent and other intangible liabilities, net	62,012	82,799
Deferred income taxes	35,529	32,655
Due to affiliates	10,579	11,723
Distributions payable	56,605	55,830
Total liabilities	2,287,011	2,383,919
Commitments and contingencies (Note 11)

Preferred stock, $0.001 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 900,000,000 shares authorized; and 348,318,611 and 343,575,840 shares, respectively, issued and outstanding	348	343
Additional paid-in capital	3,157,802	3,106,456
Distributions in excess of accumulated earnings	(808,200)	(732,613)
Accumulated other comprehensive loss	(90,220)	(156,676)
Total stockholders’ equity	2,259,730	2,217,510
Noncontrolling interests	99,375	97,494
Total equity	2,359,105	2,315,004
Total liabilities and equity	$4,646,116	$4,698,923

See Notes to Consolidated Financial Statements.

CPA®:17 – Global 9/30/2017 10-Q – 2

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues
Lease revenues:
Rental income	$72,913	$75,368	$235,921	$218,451
Interest income from direct financing leases	14,554	14,614	43,831	43,519
Total lease revenues	87,467	89,982	279,752	261,970
Other real estate income	9,631	10,792	28,543	37,281
Other operating income	7,054	7,604	20,484	22,175
Other interest income	3,244	1,698	8,135	5,061
	107,396	110,076	336,914	326,487
Operating Expenses
Depreciation and amortization	28,637	31,244	87,519	87,559
Property expenses	17,031	17,591	54,361	53,967
General and administrative	3,849	3,895	11,225	12,223
Other real estate expenses	3,114	4,083	9,893	13,966
Acquisition and other expenses	406	1,446	716	6,786
Impairment charges	276	29,183	4,795	29,183
	53,313	87,442	168,509	203,684
Other Income and Expenses
Interest expense	(21,776)	(25,048)	(66,619)	(75,027)
Other income and (expenses)	6,455	2,715	22,385	7,081
Equity in (losses) earnings of equity method investments in real estate	(3,906)	2,780	349	6,532
Loss on extinguishment of debt	(13)	(15,990)	(1,980)	(23,580)
Gain on change in control of interests	—	—	—	49,922
	(19,240)	(35,543)	(45,865)	(35,072)
Income (loss) before income taxes and (loss) gain on sale of real estate	34,843	(12,909)	122,540	87,731
Provision for income taxes	(994)	(2,333)	(2,730)	(6,530)
Income (loss) before (loss) gain on sale of real estate, net of tax	33,849	(15,242)	119,810	81,201
(Loss) gain on sale of real estate, net of tax	(39)	82,287	2,871	132,702
Net Income	33,810	67,045	122,681	213,903
Net income attributable to noncontrolling interests (inclusive of Available Cash Distributions to a related party of $5,459, $5,276, $19,240 and $17,803, respectively)	(9,081)	(8,827)	(29,135)	(28,404)
Net Income Attributable to CPA®:17 – Global	$24,729	$58,218	$93,546	$185,499
Basic and Diluted Earnings Per Share	$0.07	$0.17	$0.27	$0.54
Basic and Diluted Weighted-Average Shares Outstanding	349,415,725	343,209,362	347,641,667	341,325,683

Distributions Declared Per Share	$0.1625	$0.1625	$0.4875	$0.4875

See Notes to Consolidated Financial Statements.

CPA®:17 – Global 9/30/2017 10-Q – 3

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net Income	$33,810	$67,045	$122,681	$213,903
Other Comprehensive Income
Foreign currency translation adjustments	28,980	3,707	87,898	15,442
Realized and unrealized loss on derivative instruments	(6,793)	(2,392)	(19,485)	(9,997)
Change in unrealized gain on marketable securities	1	8	32	22
	22,188	1,323	68,445	5,467
Comprehensive Income	55,998	68,368	191,126	219,370

Amounts Attributable to Noncontrolling Interests
Net income	(9,081)	(8,827)	(29,135)	(28,404)
Foreign currency translation adjustments	(608)	(108)	(1,989)	(548)
Comprehensive income attributable to noncontrolling interests	(9,689)	(8,935)	(31,124)	(28,952)
Comprehensive Income Attributable to CPA®:17 – Global	$46,309	$59,433	$160,002	$190,418

See Notes to Consolidated Financial Statements.

CPA®:17 – Global 9/30/2017 10-Q – 4

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
Nine Months Ended September 30, 2017 and 2016
(in thousands, except share and per share amounts)

	CPA®:17 – Global
	Total Outstanding Shares	Common Stock	Additional Paid-In Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Loss	Total CPA®:17 – Global Stockholders	Noncontrolling Interests	Total
Balance at January 1, 2017	343,575,840	$343	$3,106,456	$(732,613)	$(156,676)	$2,217,510	$97,494	$2,315,004
Shares issued	7,570,420	8	76,853			76,861		76,861
Shares issued to affiliates	2,045,220	2	20,691			20,693		20,693
Shares issued to directors	9,891	—	100			100		100
Distributions declared ($0.4875 per share)				(169,133)		(169,133)		(169,133)
Distributions to noncontrolling interests						—	(29,244)	(29,244)
Contributions from noncontrolling interests						—	1	1
Net income				93,546		93,546	29,135	122,681
Other comprehensive income:
Foreign currency translation adjustments					85,909	85,909	1,989	87,898
Realized and unrealized loss on derivative instruments					(19,485)	(19,485)		(19,485)
Change in unrealized gain on marketable securities					32	32		32
Repurchase of shares	(4,882,760)	(5)	(46,298)			(46,303)		(46,303)
Balance at September 30, 2017	348,318,611	$348	$3,157,802	$(808,200)	$(90,220)	$2,259,730	$99,375	$2,359,105

Balance at January 1, 2016	337,065,419	$337	$3,037,727	$(700,912)	$(139,805)	$2,197,347	$97,248	$2,294,595
Shares issued	7,725,537	8	77,710			77,718		77,718
Shares issued to affiliates	1,105,507	1	11,253			11,254		11,254
Shares issued to directors	9,766	—	100			100		100
Distributions declared ($0.4875 per share)				(166,218)		(166,218)		(166,218)
Distributions to noncontrolling interests						—	(28,178)	(28,178)
Contributions from noncontrolling interests						—	6	6
Net income				185,499		185,499	28,404	213,903
Other comprehensive income:
Foreign currency translation adjustments					14,894	14,894	548	15,442
Realized and unrealized loss on derivative instruments					(9,997)	(9,997)		(9,997)
Change in unrealized gain on marketable securities					22	22		22
Repurchase of shares	(3,157,473)	(3)	(30,217)			(30,220)		(30,220)
Balance at September 30, 2016	342,748,756	$343	$3,096,573	$(681,631)	$(134,886)	$2,280,399	$98,028	$2,378,427

See Notes to Consolidated Financial Statements.

CPA®:17 – Global 9/30/2017 10-Q – 5

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash Flows — Operating Activities
Net Cash Provided by Operating Activities	$195,822	$151,716
Cash Flows — Investing Activities
Capital contributions to equity investments in real estate	(151,554)	(8,348)
Proceeds from sale of real estate	111,222	258,339
Return of capital from equity investments in real estate	32,350	29,997
Proceeds from repayment of preferred equity interest	27,000	—
Acquisitions of real estate and direct financing leases	(11,331)	(79,528)
Funding for build-to-suit projects and expansions	(10,153)	(2,649)
Value added taxes refunded in connection with acquisition of real estate	7,334	23,769
Payment of deferred acquisition fees to an affiliate	(3,826)	(2,283)
Changes in investing restricted cash	3,022	(42,892)
Capital expenditures on owned real estate	(2,526)	(9,585)
Value added taxes paid in connection with acquisition of real estate	(1,884)	(232)
Other investing activities, net	1,646	1,852
Proceeds from sale of securities	—	610
Net Cash Provided by Investing Activities	1,300	169,050
Cash Flows — Financing Activities
Scheduled payments and prepayments of mortgage principal	(349,983)	(155,183)
Proceeds from mortgage financing	203,478	204,018
Distributions paid	(168,358)	(165,296)
Proceeds from issuance of shares	76,861	77,717
Repayments of Senior Credit Facility	(68,990)	(289,558)
Proceeds from Senior Credit Facility	67,261	225,693
Repurchase of shares	(46,303)	(30,219)
Distributions to noncontrolling interests	(29,244)	(28,178)
Payment of financing costs and mortgage deposits, net of deposits refunded	(1,026)	(1,884)
Other financing activities, net	(600)	(78)
Changes in financing restricted cash	(14)	(455)
Contributions from noncontrolling interests	1	6
Net Cash Used in Financing Activities	(316,917)	(163,417)
Change in Cash and Cash Equivalents During the Period
Effect of exchange rate changes on cash	7,343	500
Net (decrease) increase in cash and cash equivalents	(112,452)	157,849
Cash and cash equivalents, beginning of period	273,635	152,889
Cash and cash equivalents, end of period	$161,183	$310,738

See Notes to Consolidated Financial Statements.

CPA®:17 – Global 9/30/2017 10-Q – 6

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

Substantially all of our assets and liabilities are held by CPA®:17 Limited Partnership, or the Operating Partnership, and at September 30, 2017, we owned 99.99% of general and limited partnership interests in the Operating Partnership. The remaining interest in the Operating Partnership is held by a subsidiary of WPC.

At September 30, 2017, our portfolio was comprised of full or partial ownership interests in 410 properties, substantially all of which were fully-occupied and triple-net leased to 116 tenants, and totaled approximately 44.6 million square feet. In addition, our portfolio was comprised of full or partial ownership interests in 38 operating properties, including 37 self-storage properties and one hotel property, for an aggregate of approximately 2.5 million square feet. As opportunities arise, we may also make other types of commercial real estate-related investments.

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

We raised aggregate gross proceeds of approximately $2.9 billion from our initial public offering, which closed in April 2011, and our follow-on offering, which closed in January 2013. In addition, from inception through September 30, 2017, $650.8 million of distributions to our shareholders were reinvested in our common stock through our Distribution Reinvestment Plan, or DRIP.

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

CPA®:17 – Global 9/30/2017 10-Q – 7

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

At September 30, 2017, we considered 21 entities to be VIEs, eight of which we consolidated as we are considered the primary beneficiary and one of which we accounted for as a loan receivable. The following table presents a summary of selected financial data of the consolidated VIEs, included in the consolidated balance sheets (in thousands):

		As Revised (a) (b)	As Revised (a) (c)	As Revised (a) (d)
	September 30, 2017	March 31, 2017	December 31, 2016	December 31, 2015
Real estate — Land, buildings and improvements	$108,706	$104,488	$225,347	$225,270
Operating real estate — Land, buildings and improvements	—	—	11,388	—
Net investments in direct financing leases	311,975	315,582	315,251	303,112
In-place lease intangible assets	8,549	7,949	8,795	7,909
Accumulated depreciation and amortization	(24,801)	(21,631)	(25,000)	(19,049)
Other assets, net	41,055	41,161	52,565	54,888
Total assets	449,271	450,876	590,526	578,989

Mortgage debt, net	$127,969	$129,414	$192,839	$187,639
Accounts payable, accrued expenses and other liabilities	6,969	6,922	11,187	12,352
Deferred income taxes	17,358	16,344	15,687	10,675
Total liabilities	152,676	153,051	220,077	211,060
___________

(a)
In the second quarter of 2017, we reclassified certain line items in our consolidated balance sheets, as described below. As a result, prior period amounts for certain line items included within Net investments in real estate have been reclassified to conform to the current period presentation.

(b)
The consolidated financial statements as of and for the three months ended March 31, 2017 accurately reflect the correct accounting treatment for VIEs. In the second quarter of 2017, we identified an error in the notes to the consolidated financial statements as of March 31, 2017 related to the VIE tabular disclosure above in which we improperly classified four consolidated entities as VIEs. We concluded that the disclosure error to the table above was not material to the notes to the consolidated financial statements. As such, we have corrected the information as of March 31, 2017 in the table above to correctly exclude these four entities, which reduced (i) Real estate — land, buildings and improvements by $111.1 million; (ii) in-place lease intangible assets by $21.8 million; (iii) accumulated depreciation and amortization by $22.4 million; (iv) other assets, net by $13.2 million; (v) total assets by $123.7 million; (vi) mortgage debt, net by $72.5 million; (vii) accounts payable, accrued expenses and other liabilities by $3.2 million; and (viii) total liabilities by $76.0 million.

CPA®:17 – Global 9/30/2017 10-Q – 8

Notes to Consolidated Financial Statements (Unaudited)

(c)
The consolidated financial statements as of and for the year ended December 31, 2016 accurately reflect the correct accounting treatment for VIEs. In the second quarter of 2017, we identified an error in the notes to the consolidated financial statements as of December 31, 2016 related to the VIE tabular disclosure above in which we improperly classified four consolidated entities as VIEs. We concluded that the disclosure error to the table above was not material to the notes to the consolidated financial statements. As such, we have corrected the information as of December 31, 2016 in the table above to correctly exclude these four entities, which reduced (i) Real estate — land, buildings and improvements by $111.1 million; (ii) in-place lease intangible assets by $21.8 million; (iii) accumulated depreciation and amortization by $21.6 million; (iv) other assets, net by $13.0 million; (v) total assets by $124.4 million; (vi) mortgage debt, net by $73.0 million; (vii) accounts payable, accrued expenses and other liabilities by $3.3 million; and (viii) total liabilities by $76.6 million.

(d)
The consolidated financial statements as of and for the year ended December 31, 2015 accurately reflect the correct accounting treatment for VIEs. In the second quarter of 2017, we identified an error in the notes to the consolidated financial statements as of December 31, 2015 related to the VIE tabular disclosure above in which we improperly classified four consolidated entities as VIEs. We concluded that the disclosure error to the table above was not material to the notes to the consolidated financial statements. As such, we have corrected the information as of December 31, 2015 in the table above to correctly exclude these four entities, which reduced (i) Real estate — land, buildings and improvements by $111.1 million; (ii) in-place lease intangible assets by $21.8 million; (iii) accumulated depreciation and amortization by $18.2 million; (iv) other assets, net by $11.8 million; (v) total assets by $126.5 million; (vi) mortgage debt, net by $75.2 million; (vii) accounts payable, accrued expenses and other liabilities by $3.3 million; and (viii) total liabilities by $78.8 million.

At September 30, 2017 and December 31, 2016, we had 12 and 13 unconsolidated VIEs, respectively, which we account for under the equity method of accounting. We do not consolidate these entities because we are not the primary beneficiary and the nature of our involvement in the activities of these entities allows us to exercise significant influence on, but does not give us power over, decisions that significantly affect the economic performance of these entities. As of September 30, 2017 and December 31, 2016, the net carrying amount of our investments in these entities was $404.6 million and $377.4 million, respectively, and our maximum exposure to loss in these entities was limited to our investments.

At September 30, 2017, we had an investment in a tenancy-in-common interest in a portfolio of international properties. Consolidation of this investment is not required as such interest does not qualify as a VIE and does not meet the control requirement for consolidation. Accordingly, we account for this investment using the equity method of accounting. We use the equity method of accounting because the shared decision-making involved in a tenancy-in-common interest investment provides us with significant influence on the operating and financial decisions of this investment.

At times, the carrying value of our equity investments may fall below zero for certain investments. We intend to fund our share of the jointly owned investments’ future operating deficits should the need arise. However, we have no legal obligation to pay for any of the liabilities of such investments nor do we have any legal obligation to fund operating deficits. At September 30, 2017, none of our equity investments had carrying values below zero.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 does not apply to our lease revenues, which constitute a majority of our revenues, but will primarily apply to revenues generated from our operating properties. We will adopt this guidance for our interim and annual periods beginning January 1, 2018 using one of two methods: retrospective restatement for each reporting period presented at the time of adoption, or retrospectively with the cumulative effect of initially applying this guidance recognized at the date of initial application. We have not decided which method of adoption we will use. We are evaluating the impact of the new standard and have not yet determined if it will have a material impact on our business or our consolidated financial statements.

CPA®:17 – Global 9/30/2017 10-Q – 9

Notes to Consolidated Financial Statements (Unaudited)

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 outlines a new model for accounting by lessees, whereby their rights and obligations under substantially all leases, existing and new, would be capitalized and recorded on the balance sheet. For lessors, however, the accounting remains largely unchanged from the current model, with the distinction between operating and financing leases retained, but updated to align with certain changes to the lessee model and the new revenue recognition standard. The new standard also replaces existing sale-leaseback guidance with a new model applicable to both lessees and lessors. In addition, it also requires lessors to record gross revenues and expenses associated with activities that do not transfer services to the lessee (such as real estate taxes and insurance). Additionally, the new standard requires extensive quantitative and qualitative disclosures. The new standard must be adopted using a modified retrospective transition of the new guidance and provides for certain practical expedients. Transition will require application of the new model at the beginning of the earliest comparative period presented. We will adopt this guidance for our interim and annual periods beginning January 1, 2019. Early application will be permitted for all entities. The ASU is expected to impact our consolidated financial statements as we have land lease arrangements for which we are the lessee. We are evaluating the impact of the new standard and have not yet determined if it will have a material impact on our business or our consolidated financial statements.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 intends to reduce diversity in practice for certain cash flow classifications, including, but not limited to (i) debt prepayment or debt extinguishment costs, (ii) contingent consideration payments made after a business combination, (iii) proceeds from the settlement of insurance claims, and (iv) distributions received from equity method investees. ASU 2016-15 will be effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early application of the guidance permitted. We are in the process of evaluating the impact of adopting ASU 2016-15 on our consolidated financial statements and will retrospectively adopt the standard for the fiscal year beginning January 1, 2018.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 intends to reduce diversity in practice for the classification and presentation of changes in restricted cash on the statement of cash flows. ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 will be effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. We are in the process of evaluating the impact of adopting ASU 2016-18 on our consolidated financial statements and will retrospectively adopt the standard for the fiscal year beginning January 1, 2018.

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

CPA®:17 – Global 9/30/2017 10-Q – 10

Notes to Consolidated Financial Statements (Unaudited)

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

In February 2017, the FASB issued ASU 2017-05, Other Income — Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20). ASU 2017-05 clarifies that a financial asset is within the scope of Subtopic 610-20 if it meets the definition of an in substance nonfinancial asset. The amendments define the term “in substance nonfinancial asset,” in part, as a financial asset promised to a counterparty in a contract if substantially all of the fair value of the assets (recognized and unrecognized) that are promised to the counterparty in the contract is concentrated in nonfinancial assets. If substantially all of the fair value of the assets that are promised to the counterparty in a contract is concentrated in nonfinancial assets, then all of the financial assets promised to the counterparty are in substance nonfinancial assets within the scope of Subtopic 610-20. This amendment also clarifies that nonfinancial assets within the scope of Subtopic 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty. For example, a parent company may transfer control of nonfinancial assets by transferring ownership interests in a consolidated subsidiary. ASU 2017-05 is effective for periods beginning after December 15, 2017, with early application permitted for fiscal years beginning after December 15, 2016. We are in the process of evaluating the impact of ASU 2017-05 on our consolidated financial statements and will adopt the standard for the fiscal year beginning January 1, 2018.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. ASU 2017-12 will make more financial and nonfinancial hedging strategies eligible for hedge accounting. It also amends the presentation and disclosure requirements and changes how companies assess hedge effectiveness. It is intended to more closely align hedge accounting with companies’ risk management strategies, simplify the application of hedge accounting, and increase transparency as to the scope and results of hedging programs. ASU 2017-12 will be effective in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. We are in the process of evaluating the impact of adopting ASU 2017-12 on our consolidated financial statements and will adopt the standard for the fiscal year beginning January 1, 2018.

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

CPA®:17 – Global 9/30/2017 10-Q – 11

Notes to Consolidated Financial Statements (Unaudited)

The following tables present a summary of fees we paid, expenses we reimbursed, and distributions we made to our Advisor and other affiliates in accordance with the relevant agreements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Amounts Included in the Consolidated Statements of Income
Asset management fees	$7,362	$7,489	$22,026	$22,456
Available Cash Distributions	5,459	5,276	19,240	17,803
Personnel and overhead reimbursements	2,134	2,293	6,735	7,318
Director compensation	153	153	259	258
Interest expense on deferred acquisition fees and loan from affiliate	67	47	199	176
Acquisition expenses	—	1,403	—	2,844
	$15,175	$16,661	$48,459	$50,855
Acquisition Fees Capitalized
Current acquisition fees	$149	$—	$3,972	$550
Deferred acquisition fees	119	—	3,177	440
Personnel and overhead reimbursements	77	108	563	221
	$345	$108	$7,712	$1,211

The following table presents a summary of amounts included in Due to affiliates in the consolidated financial statements (in thousands):

	September 30, 2017	December 31, 2016
Due to Affiliates
Deferred acquisition fees, including interest	$5,662	$6,584
Asset management fees payable	2,460	2,250
Reimbursable costs	2,088	2,299
Accounts payable	224	360
Current acquisition fees	145	230
	$10,579	$11,723

Acquisition and Disposition Fees

We pay our Advisor acquisition fees for structuring and negotiating investments and related mortgage financing on our behalf, a portion of which is payable upon acquisition of investments, with the remainder subordinated to the achievement of a preferred return, which is a non-compounded cumulative distribution of 5.0% per annum (based initially on our invested capital). Acquisition fees payable to our Advisor with respect to our long-term, net-leased investments are 4.5% of the total cost of those investments and are comprised of a current portion of 2.5%, typically paid upon acquisition, and a deferred portion of 2.0%, typically paid over three years and subject to the 5.0% preferred return described above. The preferred return was achieved as of each of the cumulative periods ended September 30, 2017 and December 31, 2016. For certain types of non-long term net-leased investments, initial acquisition fees are between 1.0% and 1.75% of the equity invested plus the related acquisition fees, with no portion of the payment being deferred. Unpaid installments of deferred acquisition fees are included in Due to affiliates in the consolidated financial statements. Unpaid installments of deferred acquisition fees bear interest at an annual rate of 5.0%. The cumulative total acquisition costs, including acquisition fees paid to the advisor, may not exceed 6.0% of the aggregate contract purchase price of all investments, which is measured at the end of each year. Our cumulative total acquisition costs have not exceeded the amount that would require our Advisor to reimburse us.

CPA®:17 – Global 9/30/2017 10-Q – 12

Notes to Consolidated Financial Statements (Unaudited)

Our Advisor may be entitled to receive a disposition fee equal to the lesser of (i) 50.0% of the competitive real estate commission (as defined in the advisory agreement) or (ii) 3.0% of the contract sales price of the investment being sold; however, payment of such fees is subordinated to the 5.0% preferred return. These fees are payable at the discretion of our board of directors.

Asset Management Fees

As described in the advisory agreement, we pay our Advisor asset management fees that vary based on the nature of the underlying investment. We pay 0.5% per annum of average market value for long-term net leases and certain other types of real estate investments, and 1.5% to 1.75% per annum of average equity value for certain types of securities. Asset management fees are payable in cash and/or shares of our common stock at our option, after consultation with our Advisor. If our Advisor receives all or a portion of its fees in shares, the number of shares issued is determined by dividing the dollar amount of fees by our most recently published estimated net asset value per share, or NAV, which was $10.11 as of December 31, 2016. For the nine months ended September 30, 2017, we paid our Advisor 100.0% of its asset management fees in shares of our common stock. For the year ended December 31, 2016, we paid our Advisor 50.0% of its asset management fees in cash and 50.0% in shares of our common stock. At September 30, 2017, our Advisor owned 13,919,229 shares (4.0%) of our common stock. Asset management fees are included in Property expenses in the consolidated financial statements.

Available Cash Distribution

WPC’s interest in the Operating Partnership entitles it to receive distributions of up to 10.0% of available cash generated by the Operating Partnership, referred to as the Available Cash Distribution, which is defined as cash generated from operations, excluding capital proceeds, as reduced by operating expenses and debt service, excluding prepayments and balloon payments. Available Cash Distributions are included in Net income attributable to noncontrolling interests in the consolidated financial statements.

Personnel and Overhead Reimbursements

Under the terms of the advisory agreement, our Advisor allocates a portion of its personnel and overhead expenses to us and the other entities that are managed by our Advisor, including Corporate Property Associates 18 – Global Incorporated; Carey Watermark Investors Incorporated; Carey Watermark Investors 2 Incorporated; and Carey European Student Housing Fund I, L.P.; collectively referred to as the Managed Programs. Prior to September 11, 2017, our Advisor also allocated a portion of its personnel and overhead expenses to Carey Credit Income Fund (now known as Guggenheim Credit Income Fund). Our Advisor allocates these expenses to us on the basis of our trailing four quarters of reported revenues in comparison to those of WPC and other entities managed by WPC and its affiliates.

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

CPA®:17 – Global 9/30/2017 10-Q – 13

Notes to Consolidated Financial Statements (Unaudited)

Jointly Owned Investments and Other Transactions with Affiliates

At September 30, 2017, we owned interests ranging from 6% to 97% in jointly owned investments, with the remaining interests held by affiliates or by third parties. We consolidate certain of these investments and account for the remainder under the equity method of accounting. We also owned an interest in a jointly controlled tenancy-in-common interest in several properties, which we account for under the equity method of accounting (Note 6). At December 31, 2016, we had $0.9 million due from an affiliate related to one of our jointly owned investments, which has since been repaid.

Note 4. Real Estate, Operating Real Estate, and Assets Held for Sale

Real Estate — Land, Buildings and Improvements

Real estate, which consists of land and buildings leased to others, at cost, and which are subject to operating leases, is summarized as follows (in thousands):

	September 30, 2017	December 31, 2016
Land	$564,268	$563,050
Buildings and improvements	2,188,256	2,182,374
Real estate under construction	981	—
Less: Accumulated depreciation	(336,331)	(280,657)
	$2,417,174	$2,464,767

During the nine months ended September 30, 2017, the U.S. dollar weakened against the euro, as the end-of-period rate for the U.S. dollar in relation to the euro increased by 12.0% to $1.1806 from $1.0541. As a result, the carrying value of our real estate increased by $127.5 million from December 31, 2016 to September 30, 2017.

Depreciation expense, including the effect of foreign currency translation, on our real estate was $16.2 million and $15.9 million for the three months ended September 30, 2017 and 2016, respectively, and $48.4 million and $47.9 million for the nine months ended September 30, 2017 and 2016, respectively.

Acquisitions of Real Estate

On February 2, 2017, we acquired an office facility in Buffalo Grove, Illinois, which was deemed to be a real estate asset acquisition, at a total cost of $11.5 million, including land of $2.0 million, building of $7.5 million (including acquisition-related costs of $0.5 million, which were capitalized), and an intangible asset of $2.0 million (Note 7).

On July 19, 2017, we acquired a parcel of land located in Zary, Poland for $0.4 million, which is adjacent to an industrial facility we previously acquired. The land will be used to construct an expansion to the existing facility, which is expected to cost $5.9 million (amounts are based on the exchange rate of the euro on the date of acquisition) and to be completed in 2018.

Operating Real Estate — Land, Buildings and Improvements

Operating real estate, which consists of our wholly owned domestic self-storage operations, at cost, is summarized as follows (in thousands):

	September 30, 2017	December 31, 2016
Land	$55,645	$55,645
Buildings and improvements	204,304	203,326
Less: Accumulated depreciation	(23,909)	(18,876)
	$236,040	$240,095

Depreciation expense on our operating real estate was $1.7 million for both the three months ended September 30, 2017 and 2016, and $5.0 million and $6.1 million for the nine months ended September 30, 2017 and 2016, respectively.

CPA®:17 – Global 9/30/2017 10-Q – 14

Notes to Consolidated Financial Statements (Unaudited)

Dispositions and Assets Held for Sale

Below is a summary of our properties held for sale (in thousands):

	September 30, 2017	December 31, 2016
Real estate, net	$—	$14,850
Assets held for sale	$—	$14,850

At December 31, 2016, we had a property classified as Assets held for sale. On March 13, 2017, we sold this property for $14.1 million, net of closing costs, to a third party. In addition, during the nine months ended September 30, 2017, we sold three net-leased properties, two of which were accounted for as direct financing leases (Note 5, Note 13).

I-drive Property Disposition and I-drive Wheel Restructuring

In 2012, we entered into a contract for the construction of a domestic build-to-suit project with IDL Master Tenant, LLC, a developer, for the construction of an entertainment complex, which we refer to as the I-drive Property, and an observation wheel, which we refer to as the I-drive Wheel, at the I-drive Property. We had accounted for the construction of the I-drive Property as Real estate under construction. The funding of the I-drive Wheel was provided in the form of a $50.0 million loan, which we refer to as the Wheel Loan, pursuant to the guidance of the acquisition, development and construction of real estate, or ADC Arrangement. We accounted for the Wheel Loan under the equity method of accounting as the characteristics of the arrangement with the third-party developer were more similar to a jointly owned investment or partnership rather than a loan (Note 6). During 2015, the construction on both the I-drive Property and the I-drive Wheel were completed and placed into service.

On March 17, 2017, the developer exercised its purchase option and acquired the I-drive Property for a purchase price of $117.5 million (Note 13). The $60.0 million non-recourse mortgage loan encumbering the I-drive Property was repaid at closing by the buyer (Note 10). In connection with the disposition, we provided seller financing in the form of a $34.0 million mezzanine loan (Note 5), which was considered to be a non-cash investing activity, and the sale was accounted for under the cost recovery method. As a result, the $2.1 million gain on sale was deferred and will be recognized upon recovery of the cost of the property. As a result of the sale of the I-drive Property, we no longer consider this entity to be a VIE at September 30, 2017.

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

In addition to the sale of the I-drive Property, on March 17, 2017 we restructured the Wheel Loan (Note 4). Under the original ADC Arrangement that was accounted for as an equity method investment (Note 6), (i) we provided all the equity for the initial construction and carried all of the risk, (ii) all interest and fees on the Wheel Loan were added to the Wheel Loan balance, and (iii) we participated in the residual profits of the I-drive Wheel post-construction through rents we received pursuant to a ground lease. The Wheel Loan was amended as follows:

•	$5.0 million of principal was repaid.

CPA®:17 – Global 9/30/2017 10-Q – 15

Notes to Consolidated Financial Statements (Unaudited)

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

At September 30, 2017 and December 31, 2016, we had five and one loans receivable with outstanding balances of $110.5 million and $31.5 million, respectively, which are included in Other assets, net in the consolidated financial statements.

Credit Quality of Finance Receivables

We generally seek investments in facilities that we believe are critical to a tenant’s business and have a low risk of tenant default. At both September 30, 2017 and December 31, 2016, we had no significant finance receivable balances that were past due and we had not established any allowances for credit losses. Additionally, there were no modifications of finance receivables during the nine months ended September 30, 2017 or the year ended December 31, 2016. We evaluate the credit quality of our finance receivables utilizing an internal five-point credit rating scale, with one representing the highest credit quality and five representing the lowest. The credit quality evaluation of our finance receivables was last updated in the third quarter of 2017.

A summary of our finance receivables by internal credit quality rating is as follows (dollars in thousands):

	Number of Tenants / Obligors at		Carrying Value at
Internal Credit Quality Indicator	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
1	—	—	$—	$—
2	2	2	62,551	61,949
3	8	9	379,168	412,075
4	8	5	165,515	65,868
5	1	—	11,777	—
			$619,011	$539,892

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

CPA®:17 – Global 9/30/2017 10-Q – 16

Notes to Consolidated Financial Statements (Unaudited)

The following table presents Equity in (losses) earnings of equity method investments in real estate, which represents our proportionate share of the income or losses of these investments, as well as amortization of basis differences related to purchase accounting adjustments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Equity (Losses) Earnings from Equity Investments:
Net Lease (a)	$(414)	$4,056	$7,016	$12,369
All Other	(2,757)	(174)	(4,405)	(2,035)
Self Storage	—	—	—	(394)
	(3,171)	3,882	2,611	9,940
Amortization of Basis Differences on Equity Investments:
Net Lease	(650)	(667)	(1,775)	(2,307)
All Other	(85)	(435)	(487)	(1,062)
Self Storage	—	—	—	(39)
	(735)	(1,102)	(2,262)	(3,408)
Equity in (losses) earnings of equity method investments in real estate	$(3,906)	$2,780	$349	$6,532
__________

(a)	For the three and nine months ended September 30, 2017, amounts include impairment charges of $6.3 million and $8.8 million, respectively, related to our equity investments (Note 8).

CPA®:17 – Global 9/30/2017 10-Q – 17

Notes to Consolidated Financial Statements (Unaudited)

The following table sets forth our ownership interests in our equity method investments in real estate and their respective carrying values, along with those ADC Arrangements that are recorded as equity investments (dollars in thousands):

		Ownership Interest at	Carrying Value at
Lessee/Equity Investee	Co-owner	September 30, 2017	September 30, 2017	December 31, 2016
Net Lease:
Hellweg Die Profi-Baumärkte GmbH & Co. KG (referred to as Hellweg 2) (a) (b) (c)	WPC	37%	$107,956	$10,125
Kesko Senukai (a) (d)	Third Party	70%	56,960	—
Jumbo Logistiek Vastgoed B.V. (a) (e)	WPC	85%	56,273	54,621
U-Haul Moving Partners, Inc. and Mercury Partners, LP (b)	WPC	12%	36,324	37,601
Bank Pekao S.A. (a) (b)	CPA®:18 – Global	50%	25,752	23,025
BPS Nevada, LLC (b) (f)	Third Party	15%	23,867	23,036
State Farm (b)	CPA®:18 – Global	50%	16,787	17,603
Berry Global Inc. (b)	WPC	50%	14,625	14,974
Tesco Global Aruhazak Zrt. (a) (b)	WPC	49%	11,078	10,807
Eroski Sociedad Cooperativa — Mallorca (a)	WPC	30%	7,448	6,576
Apply Sørco AS (referred to as Apply) (a) (g)	CPA®:18 – Global	49%	6,809	12,528
Konzum d.d. (referred to as Agrokor) (a) (b) (h)	CPA®:18 – Global	20%	5,122	7,079
Dick’s Sporting Goods, Inc. (b)	WPC	45%	3,883	4,367
			372,884	222,342
All Other:
Shelborne Operating Associates, LLC (referred to as Shelborne) (b) (f) (i) (j)	Third Party	33%	121,193	127,424
BG LLH, LLC (b) (f)	Third Party	6%	38,055	36,756
IDL Wheel Tenant, LLC (k)	Third Party	N/A	—	37,124
BPS Nevada, LLC — Preferred Equity (b) (l)	Third Party	N/A	—	27,459
			159,248	228,763
			$532,132	$451,105
__________

(a)	The carrying value of this investment is affected by the impact of fluctuations in the exchange rate of the applicable foreign currency.

(b)	This investment is a VIE.

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

(d)
On May 23, 2017, we entered into a joint venture investment to acquire a 70% interest in a real estate portfolio for a total cost of $141.5 million (dollar amount is based on the exchange rate of the euro on the date of acquisition), which excludes our portion of mortgage financing totaling $88.0 million. This was structured as a sale-leaseback transaction in which the tenant retained the remaining 30% interest in the real estate portfolio. The portfolio includes 18 retail stores and one warehouse collectively located in Lithuania, Latvia, and Estonia, which we will account for as an equity method investment as the minority shareholders have significant influence. All major decisions that significantly impact the economic performance of the entity require a unanimous decision vote from each of the shareholders.

(e)
This investment represents a tenancy-in-common interest, whereby the property is encumbered by debt for which we are jointly and severally liable. The co-obligor is WPC and the amount due under the arrangement was approximately $75.4 million at September 30, 2017. Of this amount, $64.1 million represents the amount we are liable for and is included within the carrying value of this investment at September 30, 2017.

(f)	This investment is reported using the hypothetical liquidation at book value model.

(g)	During the three and nine months ended September 30, 2017, we recognized an impairment charge of $6.3 million related to our Apply equity method investment (Note 8).

(h)	During the nine months ended September 30, 2017, we recognized an impairment charge of $2.5 million related to our Agrokor equity method investment (Note 8).

CPA®:17 – Global 9/30/2017 10-Q – 18

Notes to Consolidated Financial Statements (Unaudited)

(i)
Represents a domestic ADC Arrangement. There was no unfunded balance on the loan related to this investment at September 30, 2017. On October 3, 2017, we restructured our Shelborne hotel investment by converting our loan to equity (Note 15).

(j)
During the three and nine months ended September 30, 2017, as a result of Hurricane Irma, we incurred damage at the hotel, which is expected to be covered by insurance after the estimated deductible of $1.7 million is paid. We recognized this charge within Equity in (losses) earnings of equity method investments in real estate on our consolidated financial statements.

(k)
As of December 31, 2016, the carrying value included our investment in the Wheel Loan (Note 5) that was considered to be a VIE and was reported using the hypothetical liquidation at book value model. The Wheel Loan was restructured on March 17, 2017 and, as a result, we have reclassified the equity investment to a loan receivable, included in Other assets, net and will no longer consider this to be a VIE.

(l)
This investment represents a preferred equity interest, with a preferred rate of return of 12%. On May 19, 2017, we received the full repayment of our preferred equity interest totaling $27.0 million; therefore, the preferred equity interest is now retired.

Aggregate distributions from our interests in unconsolidated real estate investments were $10.6 million and $24.5 million for the three months ended September 30, 2017 and 2016, respectively, and $44.3 million and $49.1 million, for the nine months ended September 30, 2017 and 2016, respectively. At September 30, 2017 and December 31, 2016, the unamortized basis differences on our equity investments were $23.8 million and $19.1 million, respectively.

Note 7. Intangible Assets and Liabilities

In-place lease intangibles are included in In-place lease intangible assets in the consolidated financial statements. Above-market rent and below-market ground lease (as lessee) intangibles are included in Other intangible assets in the consolidated financial statements. Goodwill is included in Other assets, net in the consolidated financial statements. Below-market rent and above-market ground lease (as lessor) intangibles are included in Below-market rent and other intangible liabilities, net in the consolidated financial statements.

In connection with our investment activity during the nine months ended September 30, 2017 (Note 4), we recorded an In-place lease intangible asset of $2.0 million, which has an expected life of 20 years.

Intangible assets and liabilities are summarized as follows (in thousands):

		September 30, 2017			December 31, 2016
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
In-place lease	2 - 53	$627,385	$(202,882)	$424,503	$620,149	$(181,598)	$438,551
Above-market rent	5 - 40	97,521	(29,969)	67,552	91,895	(24,599)	67,296
Below-market ground leases	55 - 94	12,612	(662)	11,950	12,023	(508)	11,515
		737,518	(233,513)	504,005	724,067	(206,705)	517,362
Indefinite-Lived Intangible Assets
Goodwill		304	—	304	304	—	304
Total intangible assets		$737,822	$(233,513)	$504,309	$724,371	$(206,705)	$517,666

Finite-Lived Intangible Liabilities
Below-market rent	7 - 53	$(81,973)	$21,049	$(60,924)	$(120,725)	$39,025	$(81,700)
Above-market ground lease	49 - 88	(1,145)	57	(1,088)	(1,145)	46	(1,099)
Total intangible liabilities		$(83,118)	$21,106	$(62,012)	$(121,870)	$39,071	$(82,799)

CPA®:17 – Global 9/30/2017 10-Q – 19

Notes to Consolidated Financial Statements (Unaudited)

Amortization of below-market rent and above-market rent intangibles is recorded as an adjustment to Rental income; amortization of below-market ground lease and above-market ground lease intangibles is included in Property expenses; and amortization of in-place lease intangibles is included in Depreciation and amortization. Amortization of below- and above-market rent intangibles, including the effect of foreign currency translation, decreased Rental income by $0.3 million for the three months ended September 30, 2017 and increased Rental income by $4.1 million for the three months ended September 30, 2016, and $18.2 million and $4.3 million for the nine months ended September 30, 2017 and 2016, respectively. The nine months ended September 30, 2017 includes the impact of a below-market rent intangible liability write off of $15.7 million recognized in conjunction with the KBR lease modification (Note 13) that occurred during the current year. Net amortization expense of all of our other net intangible assets totaled $10.7 million and $13.6 million for the three months ended September 30, 2017 and 2016, respectively, and $34.0 million and $33.4 million for the nine months ended September 30, 2017 and 2016, respectively.

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

Derivative Assets — Our derivative assets, which are included in Other assets, net in the consolidated financial statements, are comprised of interest rate caps, interest rate swaps, foreign currency forward contracts, stock warrants, and foreign currency collars (Note 9). The interest rate caps, interest rate swaps, foreign currency forward contracts, and foreign currency collars were measured at fair value using readily observable market inputs, such as quotations on interest rates, and were classified as Level 2 as these instruments are custom, over-the-counter contracts with various bank counterparties that are not traded in an active market. The stock warrants were measured at fair value using internal valuation models that incorporated market inputs and our own assumptions about future cash flows. We classified these assets as Level 3 because they are not traded in an active market.

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

We did not have any transfers into or out of Level 1, Level 2, and Level 3 measurements during the nine months ended September 30, 2017 and 2016. Gains and losses (realized and unrealized) included in earnings are reported within Other income and (expenses) on our consolidated financial statements.

Our other financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands):

		September 30, 2017		December 31, 2016
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Mortgage debt, net (a) (b)	3	$1,946,726	$1,978,924	$2,022,250	$2,053,353
Loans receivable (b)	3	110,500	110,500	31,500	31,500
CMBS (c)	3	5,851	7,149	4,027	7,470
___________

CPA®:17 – Global 9/30/2017 10-Q – 20

Notes to Consolidated Financial Statements (Unaudited)

(a)	The carrying value of Mortgage debt, net includes unamortized deferred financing costs of $8.5 million and $9.3 million at September 30, 2017 and December 31, 2016, respectively.

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

(c)
At September 30, 2017 and December 31, 2016, we had three separate tranches of CMBS investments. The carrying value of our CMBS is inclusive of impairment charges for both periods presented, as well as accretion related to the estimated cash flows expected to be received.

We estimated that our other financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values at both September 30, 2017 and December 31, 2016.

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

The following table presents information about the assets for which we recorded an impairment charge that was measured at fair value on a non-recurring basis (in thousands):

	Three Months Ended September 30, 2017		Three Months Ended September 30, 2016
	Fair Value Measurements	Total Impairment Charges	Fair Value Measurements	Total Impairment Charges
Impairment Charges
Equity investments in real estate	$6,809	$6,295	$—	$—
Real estate	—	—	14,850	29,183
CMBS	637	276	—	—
		$6,571		$29,183

	Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2016
	Fair Value Measurements	Total Impairment Charges	Fair Value Measurements	Total Impairment Charges
Impairment Charges
Equity investments in real estate	$11,589	$8,805	$—	$—
Real estate	4,719	4,519	14,850	29,183
CMBS	637	276	—	—
		$13,600		$29,183

CPA®:17 – Global 9/30/2017 10-Q – 21

Notes to Consolidated Financial Statements (Unaudited)

Impairment charges, and their related fair value measurements, recognized during the three and nine months ended September 30, 2017 and 2016 were as follows:

Equity Investments in Real Estate

During the three and nine months ended September 30, 2017, we recognized an other-than-temporary impairment charge of $6.3 million on our Apply investment, to reduce the carrying value of a property held by the jointly owned investment to its estimated fair value due to a lease restructuring with the tenant that was executed in September 2017 (Note 6). The fair value measurement related to the impairment charge was determined by estimating discounted cash flows using three significant unobservable inputs, which are the cash flow discount rate, the residual discount rate, and the residual capitalization rate equal to 9.3%, 7.8%, and 6.8%, respectively. Significant increases or decreases to these inputs in isolation would result in a significant change in the fair value measurement.

During the nine months ended September 30, 2017, we recognized an other-than-temporary impairment charge of $2.5 million on our Agrokor investment, to reduce the carrying value of a property held by the jointly owned investment to its estimated fair value due to a decline in market conditions (Note 6). The fair value measurement related to the impairment charge was determined by estimating discounted cash flows using three significant unobservable inputs, which are the cash flow discount rate, the residual discount rate, and the residual capitalization rate equal to 12.4%, 10.9%, and 10.4%, respectively. Significant increases or decreases to these inputs in isolation would result in a significant change in the fair value measurement.

Real Estate

During the nine months ended September 30, 2017, we were notified by the tenant currently occupying a property that we own with an affiliate, located in Waldaschaff, Germany, that the tenant will not be renewing its lease. As a result of this information, and with our expectation that we will not be able to replace the tenant upon the lease expiration, we recognized an impairment charge of $4.5 million, which included $1.5 million attributed to a noncontrolling interest (amounts are based on the exchange rate of the euro at the date of impairment). The fair value of the property after the impairment charge approximated $4.7 million. The fair value measurement related to the impairment charge was determined by estimating discounted cash flows using a cash flow discount rate of 9.75%, which is considered a significant unobservable input. Significant increases or decreases to this input would result in a significant change in the fair value measurement.

During both the three and nine months ended September 30, 2016, as a result of entering into a purchase agreement to sell one of our investments located in Houston, Texas, which was classified as held for sale prior to its sale in the first quarter of 2017, we recognized an impairment charge of $29.2 million to reduce the carrying value of the property to its estimated fair value (Note 13). The fair value measurements for the property approximated its estimated selling price, less estimated cost to sell. We used available information, including third-party broker information and internal discounted cash flow models (Level 3 inputs), in determining the fair value of this property.

CMBS

During both the three and nine months ended September 30, 2017, we incurred other-than-temporary impairment charges on certain tranches in our CMBS portfolio totaling $0.3 million to reduce their carrying values to their estimated fair values as a result of non-performance. The fair value measurements related to the impairment charges were derived from third-party appraisals, which were based on input from dealers, buyers, and other market participants, as well as updates on prepayments, losses, and delinquencies within our CMBS portfolio.

CPA®:17 – Global 9/30/2017 10-Q – 22

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

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis on our consolidated financial statements. At both September 30, 2017 and December 31, 2016, no cash collateral had been posted or received for any of our derivative positions.

CPA®:17 – Global 9/30/2017 10-Q – 23

Notes to Consolidated Financial Statements (Unaudited)

The following table sets forth certain information regarding our derivative instruments (in thousands):

Derivatives Designated as Hedging Instruments		Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
	Balance Sheet Location	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Foreign currency forward contracts	Other assets, net	$19,618	$38,735	$—	$—
Interest rate caps	Other assets, net	236	79	—	—
Interest rate swaps	Other assets, net	60	54	—	—
Foreign currency collars	Other assets, net	—	522	—	—
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	—	—	(5,014)	(6,011)
Foreign currency collars	Accounts payable, accrued expenses and other liabilities	—	—	(1,117)	(4)
Derivatives Not Designated as Hedging Instruments
Stock warrants	Other assets, net	1,749	1,848	—	—
Foreign currency forward contracts	Other assets, net	71	—	—	—
Swaption	Other assets, net	—	264	—	—
Interest rate swap	Accounts payable, accrued expenses and other liabilities	—	—	(144)	(173)
Total derivatives		$21,734	$41,502	$(6,275)	$(6,188)

The following tables present the impact of our derivative instruments in the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized on Derivatives in Other Comprehensive Income (Effective Portion) (a)
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships	2017	2016	2017	2016
Foreign currency forward contracts	$(5,760)	$(4,179)	$(18,238)	$(9,324)
Foreign currency collars	(603)	(325)	(1,605)	(181)
Interest rate caps	(110)	(37)	(473)	(37)
Interest rate swaps	(89)	2,152	948	(437)
Derivatives in Net Investment Hedging Relationships (b)
Foreign currency collars	(14)	(13)	(23)	(21)
Foreign currency forward contracts	3	(170)	(204)	(1,431)
Total	$(6,573)	$(2,572)	$(19,595)	$(11,431)

		Amount of Gain (Loss) Reclassified from Other Comprehensive Income into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified to Income	Three Months Ended September 30,		Nine Months Ended September 30,
		2017	2016	2017	2016
Foreign currency forward contracts	Other income and (expenses)	$1,949	$2,172	$5,968	$5,850
Interest rate swaps	Interest expense	(569)	(1,869)	(1,878)	(5,492)
Total		$1,380	$303	$4,090	$358
__________

(a)
Excludes net losses of $0.2 million and $0.1 million recognized on unconsolidated jointly owned investments for the three and nine months ended September 30, 2017, respectively. We did not recognize any substantial net gains or losses on unconsolidated jointly owned investments for both the three and nine months ended September 30, 2016.

CPA®:17 – Global 9/30/2017 10-Q – 24

Notes to Consolidated Financial Statements (Unaudited)

(b)
The effective portion of the change in fair value and the settlement of these contracts are reported in the foreign currency translation adjustment section of Other comprehensive income until the underlying investment is sold, at which time we reclassify the gain or loss to earnings.

Amounts reported in Other comprehensive income related to interest rate swaps will be reclassified to Interest expense as interest is incurred on our variable-rate debt. Amounts reported in Other comprehensive income related to foreign currency derivative contracts will be reclassified to Other income and (expenses) when the hedged foreign currency contracts are settled. At September 30, 2017, we estimated that an additional $1.9 million and $6.2 million will be reclassified as interest expense and as other income and (expenses), respectively, during the next 12 months.

The following table presents the impact of our derivative instruments in the consolidated financial statements (in thousands):

		Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives Not in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended September 30,		Nine Months Ended September 30,
		2017	2016	2017	2016
Swaption	Other income and (expenses)	$(85)	$(20)	$(220)	$(251)
Stock warrants	Other income and (expenses)	66	165	(99)	66
Foreign currency forward contracts	Other income and (expenses)	(34)	—	(26)	—
Interest rate swap	Interest expense	(18)	—	8	—
Derivatives in Cash Flow Hedging Relationships
Interest rate swaps (a)	Interest expense	21	147	113	243
Foreign currency collar	Other income and (expenses)	(2)	(5)	(7)	(5)
Total		$(52)	$287	$(231)	$53
__________

(a)	Relates to the ineffective portion of the hedging relationship.

See below for information regarding why we enter into our derivative instruments and concerning derivative instruments owned by unconsolidated investments, which are excluded from the tables above.

Interest Rate Swaps, Caps, and Swaption

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our investment partners have obtained, and may in the future obtain, variable-rate, non-recourse mortgage loans and, as a result, we have entered into, and may continue to enter into, interest rate swap agreements, interest rate cap agreements or swaptions with counterparties. Interest rate swaps, which effectively convert the variable-rate debt service obligations of a loan to a fixed rate, are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flow over a specific period. The notional, or face, amount on which the swaps are based is not exchanged. Interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share downward shifts in interest rates. A swaption gives us the right but not the obligation to enter into an interest rate swap, of which the terms and conditions are set on the trade date, on a specified date in the future. Our objective in using these derivatives is to limit our exposure to interest rate movements.

CPA®:17 – Global 9/30/2017 10-Q – 25

Notes to Consolidated Financial Statements (Unaudited)

The interest rate swaps, caps, and swaption that our consolidated subsidiaries had outstanding at September 30, 2017 are summarized as follows (currency in thousands):

Interest Rate Derivatives	Number of Instruments	Notional Amount		Fair Value at September 30, 2017 (a)
Designated as Cash Flow Hedging Instruments
Interest rate swaps	12	123,996	USD	$(4,235)
Interest rate swaps	6	75,057	EUR	(719)
Interest rate caps	4	139,203	EUR	204
Interest rate cap	1	6,394	GBP	22
Interest rate cap	1	75,000	USD	10
Not Designated as Hedging Instrument
Interest rate swap	1	4,872	EUR	(144)
				$(4,862)
__________

(a)	Fair value amount is based on the exchange rate of the euro or British pound sterling at September 30, 2017, as applicable.

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

The following table presents the foreign currency derivative contracts we had outstanding and their designations at September 30, 2017 (currency in thousands):

Foreign Currency Derivatives	Number of Instruments	Notional Amount		Fair Value at September 30, 2017
Designated as Cash Flow Hedging Instruments
Foreign currency forward contracts	47	95,676	EUR	$17,022
Foreign currency collars	2	15,100	EUR	(1,071)
Foreign currency collars	3	2,000	NOK	(21)
Not Designated as Hedging Instruments
Foreign currency forward contracts	10	7,240	NOK	71
Designated as Net Investment Hedging Instruments
Foreign currency forward contracts	2	660,156	JPY	2,552
Foreign currency forward contracts	2	4,329	NOK	42
Foreign currency collar	1	2,500	NOK	(23)
				$18,572

CPA®:17 – Global 9/30/2017 10-Q – 26

Notes to Consolidated Financial Statements (Unaudited)

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of any collateral received. No collateral was received as of September 30, 2017. At September 30, 2017, our total credit exposure was $18.0 million and the maximum exposure to any single counterparty was $6.1 million.

Some of the agreements with our derivative counterparties contain cross-default provisions that could trigger a declaration of default on our derivative obligations if we default, or are capable of being declared in default, on certain of our indebtedness. At September 30, 2017, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives that were in a net liability position was $6.5 million and $6.7 million at September 30, 2017 and December 31, 2016, respectively, which included accrued interest and any nonperformance risk adjustments. If we had breached any of these provisions at September 30, 2017 or December 31, 2016, we could have been required to settle our obligations under these agreements at their aggregate termination value of $6.7 million and $7.3 million, respectively.

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

For the nine months ended September 30, 2017, our KBR Inc., tenant contributed 13.0% of our total revenues, which included $15.7 million for the nine months ended September 30, 2017 as a result of a write-off of a below-market lease intangible liability that increased rental income (Note 13).

Note 10. Debt

Mortgage Debt, Net

At September 30, 2017, our mortgage notes payable bore interest at fixed annual rates ranging from 1.9% to 7.4% and variable contractual annual rates ranging from 1.3% to 6.0%, with maturity dates ranging from 2017 to 2039.

Financing Activity During 2017

During the nine months ended September 30, 2017, we drew down on two non-recourse mortgage loans totaling $25.1 million that have a weighted-average interest rate of 3.1% and term of seven years. In addition, we refinanced two non-recourse mortgage loans totaling $157.7 million with new loans of $180.0 million that have a weighted-average interest rate of 2.8% and term of three years.

During the nine months ended September 30, 2017, we repaid eight non-recourse mortgage loans totaling $160.5 million, seven of which were scheduled to mature in 2017 and one of which was scheduled to mature in 2018 (amount is based on the exchange rate of the euro as of the date of repayment, as applicable). Of that amount, $60.0 million pertained to the non-recourse mortgage loan that was paid down in connection with the I-drive Property disposition (Note 4, Note 13), on which we recognized a loss on extinguishment of debt of $1.3 million. In addition, in connection with our disposition of a property located in Pordenone, Italy, which was part of a larger portfolio of properties located throughout Italy leased to a single tenant, we repaid a portion of the principal balance of the mortgage loan on that portfolio for a total of $9.3 million (amount is based on the exchange rate of the euro as of the date of repayment).

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

CPA®:17 – Global 9/30/2017 10-Q – 27

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

The following table presents a summary of our Senior Credit Facility (dollars in thousands):

	Interest Rate at September 30, 2017	Outstanding Balance at
Senior Credit Facility, net		September 30, 2017	December 31, 2016
Term Loan (a)	LIBOR + 1.45%	$49,863	$49,751
		$49,863	$49,751
__________

(a)	Includes unamortized deferred financing costs and discounts.

On September 30, 2016, we exercised the delayed draw option on our Term Loan and borrowed $50.0 million. The Term Loan bears interest at LIBOR + 1.45% and is scheduled to mature on August 26, 2018, unless extended pursuant to its terms. The Revolver and Term Loan are used for our working capital needs and for new investments, as well as for general corporate purposes. During the nine months ended September 30, 2017, we drew down $67.3 million from our Senior Credit Facility (amount is based on the exchange rate of the euro on the date of each draw), all of which has since been repaid.

We are required to ensure that the total Restricted Payments (as defined in the amended Credit Agreement) in an aggregate amount in any fiscal year does not exceed the greater of 95% of Modified funds from operations, or MFFO, and the amount of Restricted Payments required in order for us to (i) maintain our REIT status and (ii) avoid the payment of federal or state income or excise tax. Restricted Payments include quarterly dividends and the total amount of shares repurchased by us, if any, in excess of $100.0 million per year. In addition to placing limitations on dividend distributions and share repurchases, the Credit Agreement also stipulates certain customary financial covenants. We were in compliance with all such covenants at September 30, 2017.

CPA®:17 – Global 9/30/2017 10-Q – 28

Notes to Consolidated Financial Statements (Unaudited)

Scheduled Debt Principal Payments

Scheduled debt principal payments for the remainder of 2017, each of the next four calendar years following December 31, 2017 and thereafter through 2039 are as follows (in thousands):

Years Ending December 31,	Total
2017 (remainder)	$99,422
2018 (a)	128,895
2019	74,152
2020	425,751
2021	449,464
Thereafter through 2039	833,210
Total principal payments	2,010,894
Deferred financing costs	(8,635)
Unamortized discount, net	(5,670)
Total	$1,996,589
__________

(a)	Includes the $50.0 million Term Loan outstanding at September 30, 2017 under our Senior Credit Facility, which is scheduled to mature on August 26, 2018, unless extended pursuant to its terms.

Certain amounts in the table above are based on the applicable foreign currency exchange rate at September 30, 2017. The carrying value of our Debt, net increased by $69.1 million from December 31, 2016 to September 30, 2017 due the weakening of the U.S. dollar relative to foreign currencies, particularly the euro, during the same period.

Note 11. Commitments and Contingencies

At September 30, 2017, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations. At September 30, 2017, we had $6.5 million in unfunded construction and tenant improvement commitments (Note 4).

CPA®:17 – Global 9/30/2017 10-Q – 29

Notes to Consolidated Financial Statements (Unaudited)

Note 12. Equity

Reclassifications Out of Accumulated Other Comprehensive Loss

The following tables present a reconciliation of changes in Accumulated other comprehensive loss by component for the periods presented (in thousands):

	Three Months Ended September 30, 2017
	Gains and Losses on Derivative Instruments	Gains and Losses on Marketable Securities	Foreign Currency Translation Adjustments	Total
Beginning balance	$16,857	$(17)	$(128,640)	$(111,800)
Other comprehensive income before reclassifications	(5,413)	1	28,980	23,568
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	569	—	—	569
Other income and (expenses)	(1,949)	—	—	(1,949)
Total	(1,380)	—	—	(1,380)
Net current-period Other comprehensive income	(6,793)	1	28,980	22,188
Net current-period Other comprehensive income attributable to noncontrolling interests	—	—	(608)	(608)
Ending balance	$10,064	$(16)	$(100,268)	$(90,220)

	Three Months Ended September 30, 2016
	Gains and Losses on Derivative Instruments	Gains and Losses on Marketable Securities	Foreign Currency Translation Adjustments	Total
Beginning balance	$20,595	$(63)	$(156,633)	$(136,101)
Other comprehensive income before reclassifications	(2,089)	8	3,707	1,626
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	1,869	—	—	1,869
Other income and (expenses)	(2,172)	—	—	(2,172)
Total	(303)	—	—	(303)
Net current-period Other comprehensive income	(2,392)	8	3,707	1,323
Net current-period Other comprehensive income attributable to noncontrolling interests	—	—	(108)	(108)
Ending balance	$18,203	$(55)	$(153,034)	$(134,886)

CPA®:17 – Global 9/30/2017 10-Q – 30

Notes to Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30, 2017
	Gains and Losses on Derivative Instruments	Gains and Losses on Marketable Securities	Foreign Currency Translation Adjustments	Total
Beginning balance	$29,549	$(48)	$(186,177)	$(156,676)
Other comprehensive income before reclassifications	(15,395)	32	87,898	72,535
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	1,878	—	—	1,878
Other income and (expenses)	(5,968)	—	—	(5,968)
Total	(4,090)	—	—	(4,090)
Net current-period Other comprehensive income	(19,485)	32	87,898	68,445
Net current-period Other comprehensive income attributable to noncontrolling interests	—	—	(1,989)	(1,989)
Ending balance	$10,064	$(16)	$(100,268)	$(90,220)

	Nine Months Ended September 30, 2016
	Gains and Losses on Derivative Instruments	Gains and Losses on Marketable Securities	Foreign Currency Translation Adjustments	Total
Beginning balance	$28,200	$(77)	$(167,928)	$(139,805)
Other comprehensive income before reclassifications	(9,639)	22	15,442	5,825
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	5,492	—	—	5,492
Other income and (expenses)	(5,850)	—	—	(5,850)
Total	(358)	—	—	(358)
Net current-period Other comprehensive income	(9,997)	22	15,442	5,467
Net current-period Other comprehensive income attributable to noncontrolling interests	—	—	(548)	(548)
Ending balance	$18,203	$(55)	$(153,034)	$(134,886)

Distributions

During the third quarter of 2017, our board of directors declared a quarterly distribution of $0.1625 per share, which was paid on October 16, 2017 to stockholders of record on September 30, 2017, in the amount of $56.6 million. Distributions are declared at the discretion of our board of directors and are not guaranteed.

During the nine months ended September 30, 2017, our board of directors declared distributions in the aggregate amount of $169.1 million, which equates to $0.4875 per share.

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

CPA®:17 – Global 9/30/2017 10-Q – 31

Notes to Consolidated Financial Statements (Unaudited)

Property Dispositions

The results of operations for properties that have been sold or classified as held for sale are included in the consolidated financial statements and are summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues	$—	$10,680	$7,245	$32,611
Expenses	—	(7,243)	(4,258)	(23,041)
Gain on sale of real estate, net of tax	—	82,287	2,805	132,703
Impairment charges	—	(29,183)	—	(29,183)
Loss on extinguishment of debt	—	(8,218)	(1,364)	(15,807)
Provision for income taxes	—	(1)	(2)	(24)
Equity in earnings (losses) of equity method investments in real estate	—	1,154	(688)	(2,336)
Income from properties sold or classified as held for sale, net of income taxes	$—	$49,476	$3,738	$94,923

2017 Dispositions

During the second quarter of 2017, we sold three properties for total proceeds of $14.6 million, net of selling costs, and recorded an aggregate gain on sale of $1.2 million (amounts are based on the euro exchange rate on the applicable date of disposition), which was recorded under the full accrual method.

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

In August 2016, we simultaneously entered into two agreements with one of our tenants, KBR, Inc., to amend the lease at one property and terminate the lease at another property, both located in Houston, Texas. The lease modification and lease termination were contingent upon one another and became effective upon disposing of one net-lease property on March 13, 2017, which was previously classified as held for sale as of December 31, 2016 prior to its sale in the first quarter of 2017. Upon disposition, we received proceeds of $14.1 million, net of closing costs, and recognized a gain on sale of $1.6 million, which was recorded under the full accrual method. In addition, as a result of the aforementioned lease modification, contractual rents were renegotiated to be at market and the existing below-market rent lease liability of $15.7 million was written off and recognized in Rental income during the nine months ended September 30, 2017 (Note 7). In addition, as a result of the termination of the lease noted above, we accelerated the below-market lease intangible liabilities of $3.3 million that were also recognized in Rental income during the nine months ended September 30, 2017. At September 30, 2016, the land and building for this property were classified as held for sale and we recognized an impairment charge of $29.2 million during the three and nine months ended September 30, 2016 to reduce the carrying value of the property to its estimated fair value (Note 8).

CPA®:17 – Global 9/30/2017 10-Q – 32

Notes to Consolidated Financial Statements (Unaudited)

2016 Dispositions

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

During the nine months ended September 30, 2016, we sold 34 self-storage properties for total proceeds of $259.1 million, net of closing costs, and recognized a gain on sale of $132.7 million in the aggregate. Proceeds from the sales were used to repay non-recourse mortgage loans encumbering the properties with outstanding principal balances aggregating $84.7 million, and as a result, we recorded a loss on extinguishment of debt of $15.8 million.

CPA®:17 – Global 9/30/2017 10-Q – 33

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net Lease
Revenues (a) (b)	$95,024	$98,243	$301,878	$286,214
Operating expenses (c) (d)	(35,085)	(68,453)	(114,260)	(139,970)
Interest expense	(19,126)	(22,302)	(58,475)	(66,583)
Other income and (expenses), excluding interest expense (e)	(1,361)	3,592	3,834	9,324
Provision for income taxes	(366)	(590)	(68)	(2,570)
(Loss) gain on sale of real estate, net of tax	(39)	—	2,871	—
Net income attributable to noncontrolling interests	(3,622)	(3,551)	(9,895)	(10,601)
Net income attributable to CPA®:17 – Global	$35,425	$6,939	$125,885	$75,814
Self Storage
Revenues	$9,129	$10,135	$26,902	$35,213
Operating expenses	(6,459)	(7,717)	(19,998)	(28,632)
Interest expense	(1,825)	(2,211)	(5,802)	(6,746)
Other income and (expenses), excluding interest expense (f) (g)	—	(15,991)	(260)	25,905
Provision for income taxes	(28)	(16)	(90)	(133)
Gain on sale of real estate, net of tax	—	82,287	—	132,702
Net income attributable to CPA®:17 – Global	$817	$66,487	$752	$158,309
All Other
Revenues	$3,243	$1,698	$8,134	$5,060
Operating expenses	(289)	(29)	(335)	(81)
Interest expense	—	—	—	(6)
Other income and (expenses), excluding interest expense	(2,844)	(603)	(5,065)	(2,999)
Provision for income taxes	(1,006)	(1,442)	(2,030)	(3,373)
Net (loss) income attributable to CPA®:17 – Global	$(896)	$(376)	$704	$(1,399)
Corporate
Unallocated Corporate Overhead (h)	$(5,158)	$(9,556)	$(14,555)	$(29,422)
Net income attributable to noncontrolling interests — Available Cash Distributions	$(5,459)	$(5,276)	$(19,240)	$(17,803)
Total Company
Revenues	$107,396	$110,076	$336,914	$326,487
Operating expenses	(53,313)	(87,442)	(168,509)	(203,684)
Interest expense	(21,776)	(25,048)	(66,619)	(75,027)
Other income and (expenses), excluding interest expense	2,536	(10,495)	20,754	39,955
Provision for income taxes	(994)	(2,333)	(2,730)	(6,530)
(Loss) gain on sale of real estate, net of tax	(39)	82,287	2,871	132,702
Net income attributable to noncontrolling interests	(9,081)	(8,827)	(29,135)	(28,404)
Net income attributable to CPA®:17 – Global	$24,729	$58,218	$93,546	$185,499

CPA®:17 – Global 9/30/2017 10-Q – 34

Notes to Consolidated Financial Statements (Unaudited)

	Total Assets at
	September 30, 2017	December 31, 2016
Net Lease (i)	$3,988,468	$3,905,402
All Other (j)	277,969	266,231
Self-Storage	243,531	252,195
Corporate	136,148	275,095
Total Company	$4,646,116	$4,698,923
___________

(a)
Includes a $15.7 million write off and a $3.3 million acceleration of a below-market rent lease liabilities, pertaining to our KBR Inc., properties that were recognized in Rental income during the nine months ended September 30, 2017 (Note 13).

(b)
We recognized straight-line rent adjustments of $3.4 million during both the three months ended September 30, 2017 and 2016, and $10.6 million and $12.3 million during the nine months ended September 30, 2017 and 2016, respectively, which increased Rental income within our consolidated financial statements for each period.

(c)
Includes an impairment charge of $4.5 million related to a net-leased property (Note 8) incurred during the nine months ended September 30, 2017. During both the three and nine months ended September 30, 2016, we recorded an impairment charge on a net-leased property totaling $29.2 million (Note 8).

(d)
In April 2016, the Croatian government passed a special law assisting the restructuring of companies considered of systematic significance in Croatia. This law directly impacts our Agrokor tenant, which is currently experiencing financial distress and recently received a credit downgrade from both Standard & Poor’s and Moody’s. As a result of the financial difficulties and the uncertainty regarding future rent collections from the tenant, we recorded bad debt expense of $4.8 million during the nine months ended September 30, 2017.

(e)	During the three and nine months ended September 30, 2017 we recorded impairment charges on our equity method investments totaling $6.3 million and $8.8 million, respectively (Note 8).

(f)	Includes a loss on extinguishment of debt of $16.0 million and $23.6 million during the three and nine months ended September 30, 2016, respectively.

(g)
We recognized a Gain on change in control of interests of $49.9 million during the nine months ended September 30, 2016. This gain was recorded in conjunction with the change in control resulting from the acquisition of a controlling interest in a self-storage investment portfolio that we previously accounted for under the equity investment method. We recorded a non-cash gain on change in control of interests, which was the difference between the carrying value of $15.1 million and the fair value of $64.9 million from our previously held equity interest in April 2016.

(h)
Included in unallocated corporate overhead are asset management fees and general and administrative expenses, as well as interest expense and other charges related to our Senior Credit Facility. These expenses are calculated and reported at the portfolio level and not evaluated as part of any segment’s operating performance.

(i)
Includes the impact of the I-drive Property disposition (Note 4 and Note 13), the sale of a property classified as Assets held for sale as of December 31, 2016, and the sale of three other net-leased properties (Note 13).

(j)	Includes the impact of the I-drive Wheel restructuring (Note 5, Note 6, Note 13).

CPA®:17 – Global 9/30/2017 10-Q – 35

Notes to Consolidated Financial Statements (Unaudited)

Note 15. Subsequent Events

On October 3, 2017, we restructured our Shelborne hotel investment (Note 6) by converting the underlying loan to equity and, in addition, each of the partners transferred their equity interest in the investment to us. We subsequently sold 4.6% of the equity interest to one our joint venture partners for $4.0 million.

On October 27, 2017, we acquired a parcel of land in Dillon, South Carolina, which is adjacent to a distribution facility that we own. The land will be used to construct an expansion to the existing facility, which is currently expected to cost $47.3 million (including transaction related costs).

CPA®:17 – Global 9/30/2017 10-Q – 36

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

Business Overview

We are a publicly owned, non-traded REIT that invests primarily in commercial properties leased to companies domestically and internationally. As opportunities arise, we also make other types of commercial real estate-related investments. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions, and other factors. We earn revenue principally by leasing the properties we own to single corporate tenants, primarily on a triple-net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, contractual rent adjustments, tenant defaults, sales of properties, and foreign currency exchange rates. We were formed in 2007 and are managed by our Advisor. We hold substantially all of our assets and conduct substantially all of our business through our Operating Partnership. We are the general partner of, and own 99.99% of the interests in, the Operating Partnership. The remaining interest in the Operating Partnership is held by a subsidiary of WPC. We have previously stated our intention to consider liquidity events for investors generally commencing eight to twelve years following the investment of substantially all of the net proceeds from our initial public offering, which occurred in April 2011. During the quarter ended September 30, 2017, our board of directors formed a special committee of independent directors to begin the process of evaluating possible liquidity alternatives for our shareholders. There can be no assurance as to the form or timing of any liquidity alternative or that any alternative will be pursued at all. We do not intend to discuss the evaluation process unless and until a particular alternative is selected.

Significant Developments

Acquisitions

During the nine months ended September 30, 2017, we acquired one domestic and two international investments at a total cost of approximately $11.5 million and $147.3 million, respectively, inclusive of acquisition-related costs and fees. One of our international investments is a joint venture investment that we account for as an equity method investment, and the total cost excludes our portion of mortgage financing, as described below (Note 6).

Dispositions

During the nine months ended September 30, 2017, we sold four net-lease properties for total proceeds of $28.6 million, net of closing costs, and recognized an aggregate gain on the sale of $2.9 million. In addition, during the nine months ended September 30, 2017, we sold one of our net-lease properties to the developer that constructed the I-drive Property for net proceeds of $23.5 million, inclusive of $34.0 million of financing provided by us to the developer in the form of a mezzanine loan, and recorded a deferred gain on sale of $2.1 million, which will be recognized upon recovery of the cost of the property (Note 4, Note 5). In connection with the I-drive Wheel restructuring, we also recorded a deferred gain of $16.4 million, which will be recognized into income upon recovery of the cost of the Wheel Loan (Note 5).

Financing Activity

During the nine months ended September 30, 2017, we refinanced two non-recourse mortgage loans totaling $157.7 million with two non-recourse mortgage loans totaling $180.0 million that have a weighted-average interest rate of 2.8% and term of three years. In addition, we obtained mortgage financing related to the foreign joint venture investment described above, of

CPA®:17 – Global 9/30/2017 10-Q – 37

which our portion totaled $88.0 million (Note 6). During the nine months ended September 30, 2017, we drew down on two non-recourse mortgage loans totaling $25.1 million, that have a weighted-average interest rate of 3.1% and term of seven years.

In addition, during the nine months ended September 30, 2017, we repaid eight non-recourse mortgage loans totaling $160.5 million, seven of which were scheduled to mature in 2017 and one of which was scheduled to mature in 2018 (amount is based on the exchange rate of the euro as of the date of repayment). Of the $160.5 million, $60.0 million pertained to the non-recourse mortgage loan that was paid down in conjunction with the sale of the I-drive Property (Note 4) on which we recognized a loss on extinguishment of debt of $1.3 million (Note 10). In addition, in connection with our disposition of a property located in Pordenone, Italy, which was part of a larger portfolio of properties located throughout Italy leased to a single tenant, we paid down a portion of the principal balance of the mortgage loan on that portfolio for a total of $9.3 million (amount is based on the exchange rate of the euro as of the date of repayment).

Hurricane Harvey and Hurricane Irma

During the third quarter of 2017, certain of our properties were damaged by Hurricane Harvey and Hurricane Irma. We evaluated such properties to determine if any losses should be recognized and, as a result, recognized a loss of $1.7 million on our Shelborne hotel in Miami, Florida, which represents the estimated insurance deductible to be paid. We recognized this charge within Equity in (losses) earnings of equity method investments in real estate on our consolidated financial statements.
After the payment of the deductible, we currently expect that all other costs will be covered by insurance.

CPA®:17 – Global 9/30/2017 10-Q – 38

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

Portfolio Summary

	September 30, 2017	December 31, 2016
Number of net-leased properties	410	395
Number of operating properties (a)	38	38
Number of tenants (b)	116	121
Total square footage (in thousands)	47,129	46,119
Occupancy (b)	99.72%	99.72%
Weighted-average lease term (in years) (b)	11.9	12.9
Number of countries	16	14
Total assets (consolidated basis in thousands)	$4,646,116	$4,698,923
Net investments in real estate (consolidated basis in thousands) (c)	3,665,730	3,745,466
Debt, net — pro rata (in thousands)	2,259,345	2,314,937

	Nine Months Ended September 30,
(dollars in millions, except exchange rates)	2017	2016
Acquisition volume — consolidated (d) (e)	$17.3	$105.5
Acquisition volume — pro rata (e) (f)	158.8	105.5
Financing obtained — consolidated (g)	205.1	122.2
Financing obtained — pro rata (g) (h)	293.1	139.2
Average U.S. dollar/euro exchange rate	1.1130	1.1161
Average U.S. dollar/British pound sterling exchange rate	1.2751	1.3939
Average U.S. dollar/Japanese yen exchange rate	0.0089	0.0092
Change in the U.S. CPI (i)	2.2%	2.1%
Change in the Harmonized Index of Consumer Prices (i)	0.8%	0.4%
__________

(a)
Operating properties are comprised of full ownership interests in 37 self-storage properties with an average occupancy of 92.6% at September 30, 2017, full ownership interests in 37 self-storage properties with an average occupancy of 93.0% at December 31, 2016, and one hotel property at each date; all of these were managed by third parties.

(b)	Excludes operating properties.

(c)
In the second quarter of 2017, we reclassified certain line items in our consolidated balance sheets. As a result, prior period amounts for certain line items included within Net investments in real estate as of December 31, 2016 has been revised to the current period presentation (Note 2).

(d)	Includes build-to-suit transactions that are reflected as the total commitment for the build-to-suit funding, and excludes investments in unconsolidated joint ventures.

(e)	Includes acquisition-related costs and fees for business combinations, which are expensed in the consolidated financial statements.

(f)	Includes investments in unconsolidated joint ventures, which include our equity investments in real estate (Note 6).

(g)	Includes refinancings of $180.0 million during the nine months ended September 30, 2017.

(h)	Financing on a pro rata basis during the nine months ended September 30, 2017 includes our share of the non-recourse mortgage financing related to certain of our joint venture investments.

(i)	Many of our lease agreements include contractual increases indexed to changes in the U.S. Consumer Price Index, or CPI, or similar indices in the jurisdictions in which the properties are located.

CPA®:17 – Global 9/30/2017 10-Q – 39

Net-Leased Portfolio

The tables below represent information about our net-leased portfolio on a pro rata basis and, accordingly, exclude all operating properties at September 30, 2017. See Terms and Definitions below for a description of pro rata amounts and ABR.

Top Ten Tenants by ABR
(dollars in thousands)

Tenant/Lease Guarantor	Property Type	Tenant Industry	Location	ABR	Percent
Metro Cash & Carry Italia S.p.A. (a)	Retail	Retail Stores	Germany; Italy	$28,174	7%
Agrokor (a) (b)	Retail; Warehouse	Grocery	Croatia	24,653	7%
Advance Stores Company, Inc.	Office; Warehouse	Retail Stores	Various U.S.	18,345	5%
Kesko Senukai (a)	Retail; Warehouse	Retail Stores	Estonia, Latvia, Lithuania	16,431	4%
The New York Times Company	Office	Media: Advertising, Printing and Publishing	New York, NY	14,986	4%
Lineage Logistics Holdings, LLC	Warehouse	Business Services	Various U.S.	14,375	4%
KBR, Inc.	Office	Business Services	Houston, TX	12,567	3%
Blue Cross and Blue Shield of Minnesota, Inc.	Education Facility; Office	Insurance	Various, MN	12,450	3%
Hellweg 2 (a)	Retail	Retail Stores	Germany	12,268	3%
Jumbo Logistiek Vastgoed B.V. (a)	Warehouse	Grocery	Netherlands	10,869	3%
Total				$165,118	43%
__________

(a)	ABR amounts are subject to fluctuations in foreign currency exchange rates.

(b)
In April 2016, the Croatian government passed a special law assisting the restructuring of companies considered of systematic significance in Croatia. This law directly impacts our Agrokor tenant, which is currently experiencing financial distress and received a credit downgrade from both Standard & Poor’s and Moody’s. As a result of the financial difficulties and the uncertainty regarding future rent collections from the tenant, we recorded bad debt expense of $4.8 million during the nine months ended September 30, 2017. In addition, we recorded an impairment on our equity method investment related to this tenant of $2.5 million during the nine months ended September 30, 2017.

CPA®:17 – Global 9/30/2017 10-Q – 40

Portfolio Diversification by Geography
(dollars in thousands)

Region	ABR	Percent
United States
Midwest	$70,723	19%
South	60,938	16%
East	45,638	12%
West	31,027	8%
United States Total	208,326	55%
International
Poland	29,327	8%
Italy	26,486	7%
Croatia	24,653	6%
Germany	21,215	6%
Spain	19,223	5%
The Netherlands	16,353	4%
Lithuania	10,902	3%
United Kingdom	5,203	1%
Other (a)	18,989	5%
International Total	172,351	45%
Total	$380,677	100%
__________

(a)	Includes ABR from tenants in Latvia, Hungary, the Czech Republic, Slovakia, Japan, Estonia, and Norway.

Portfolio Diversification by Property Type
(dollars in thousands)

Property Type	ABR	Percent
Warehouse	$106,758	28%
Office	102,498	27%
Retail	95,075	25%
Industrial	54,354	14%
Other (a)	21,992	6%
Total	$380,677	100%
__________

(a)	Includes ABR from tenants with the following property types: education facility, fitness facility, self-storage, land, and net-leased student housing.

CPA®:17 – Global 9/30/2017 10-Q – 41

Portfolio Diversification by Tenant Industry
(dollars in thousands)

Industry Type	ABR	Percent
Retail Stores	$109,546	29%
Grocery	51,193	13%
Business Services	38,776	10%
Media: Advertising, Printing, and Publishing	18,526	5%
Insurance	16,215	4%
Cargo Transportation	15,848	4%
Capital Equipment	14,664	4%
Consumer Services	13,431	4%
Telecommunications	11,440	3%
Automotive	10,153	3%
Media: Broadcasting and Subscription	10,112	3%
Healthcare and Pharmaceuticals	9,513	3%
Banking	9,146	2%
Hotel, Gaming, and Leisure	8,978	2%
Beverage, Food, and Tobacco	8,821	2%
Containers, Packing, and Glass	7,671	2%
Non-Durable Consumer Goods	7,503	2%
High Tech Industries	6,420	2%
Other (a)	12,721	3%
Total	$380,677	100%
__________

(a)
Includes ABR from tenants in the following industries: wholesale; construction and building; aerospace and defense; consumer transportation; chemicals, plastics, and rubber; durable consumer goods; real estate; metals and mining; finance; and environmental industries.

CPA®:17 – Global 9/30/2017 10-Q – 42

Lease Expirations
(dollars in thousands)

Year of Lease Expiration (a)	Number of Leases Expiring	ABR	Percent
2017 remaining (b)	8	$994	—%
2018	6	373	—%
2019	4	2,469	1%
2020	5	274	—%
2021	7	1,768	1%
2022	4	4,264	1%
2023	7	4,703	1%
2024	11	33,599	9%
2025	16	24,014	6%
2026	17	26,967	7%
2027	22	31,130	8%
2028	26	40,925	11%
2029	4	6,501	2%
2030	22	68,267	18%
Thereafter	65	134,429	35%
Total	224	$380,677	100%
__________

(a)	Assumes tenant does not exercise any renewal option.

(b)	Month-to-month leases with ABR totaling $0.2 million are included in 2017 ABR.

Self-Storage Summary

Our self-storage properties had an average occupancy rate of 92.6% at September 30, 2017 and were comprised as follows (square footage in thousands):

State	Number of Properties	Square Footage
Illinois	13	900
California	7	476
New York	5	335
Florida	4	261
Hawaii	4	259
Georgia	2	79
North Carolina	1	80
Texas	1	75
Total	37	2,465

CPA®:17 – Global 9/30/2017 10-Q – 43

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

ABR — ABR represents contractual minimum annualized base rent for our net-leased properties and reflects exchange rates as of September 30, 2017. If there is a rent abatement, we annualize the first monthly contractual base rent following the free rent period. ABR is not applicable to operating properties.

Financial Highlights

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Total revenues	$107,396	$110,076	$336,914	$326,487
Net income attributable to CPA®:17 – Global	24,729	58,218	93,546	185,499

Cash distributions paid	56,385	55,408	168,358	165,296

Net cash provided by operating activities			195,822	151,716
Net cash provided by investing activities			1,300	169,050
Net cash used in financing activities			(316,917)	(163,417)

Supplemental financial measures:
FFO attributable to CPA®:17 – Global (a)	68,431	43,710	213,964	194,586
MFFO attributable to CPA®:17 – Global (a)	64,663	47,886	179,279	152,211
Adjusted MFFO attributable to CPA®:17 – Global (a)	66,634	51,795	184,855	161,708
__________

(a)
We consider the performance metrics listed above, including Funds from operations, or FFO, MFFO, and Adjusted modified funds from operations, or Adjusted MFFO, which are supplemental measures that are not defined by GAAP, both referred to herein as non-GAAP measures, to be important measures in the evaluation of our operating performance. See Supplemental Financial Measures below for our definitions of these non-GAAP measures and reconciliations to their most directly comparable GAAP measures.

Consolidated Results

Revenues and Net Income Attributable to CPA®:17 – Global

For the three months ended September 30, 2017 as compared to the same period in 2016, total revenues decreased by $2.7 million primarily due to our 2016 and 2017 dispositions, partially offset by the revenue generated from our recently acquired net-leased properties.

CPA®:17 – Global 9/30/2017 10-Q – 44

Net income attributable to CPA®:17 – Global decreased by $33.5 million during the three months ended September 30, 2017 as compared to the same period in 2016, primarily due to properties sold in 2016 whereby we recognized a gain on sale of real estate, net of tax of $82.3 million in the prior year period, partially offset by $16.0 million of losses on extinguishment of debt related to the sold properties as well as impairment charges of $29.2 million relating to a property deemed held for sale as of September 30, 2016. These factors were partially offset by income recognized on our acquisitions and loans originated during 2016 and 2017 as well as a decrease in interest expense as a result of loans paid off or refinanced during 2016 and 2017.

Total revenues increased by $10.4 million during the nine months ended September 30, 2017 as compared to the same period in 2016, primarily due to the write-off and acceleration of below-market lease intangible liabilities of $15.7 million and $3.3 million, respectively, related to the KBR Inc., lease modification/termination, which was recognized in Rental income in the current year period (Note 13). In addition, we had an increase in revenues attributable to our recently acquired net-lease properties, all of which was partially offset by our 2016 and 2017 dispositions.

Net income attributable to CPA®:17 – Global decreased by $92.0 million during the nine months ended September 30, 2017 as compared to the same period in 2016, primarily due to properties sold in 2016 whereby we recognized a gain on sale of real estate, net of tax of $132.7 million in the prior year period, partially offset by $23.6 million of losses on extinguishment of debt related to the sold properties, a decrease of $49.9 million pertaining to a gain on change in control of interests recognized during the nine months ended September 30, 2016 and impairment charges of $29.2 million relating to a property deemed held for sale as of September 30, 2016. These factors were partially offset by decreases in interest expense as a result of loans paid off or refinanced during 2016 and 2017 as well as an increase in other income as a result of the U.S. dollar weakening against other currencies, primarily the euro between the periods.

FFO attributable to CPA®:17 – Global

FFO attributable to CPA®:17 – Global increased during the three months ended September 30, 2017 as compared to the same period in 2016, primarily due to a decrease in loss on extinguishment of debt, an increase in foreign currency gains, and a decrease in interest expense as a result of loan payoffs and refinancing.

FFO attributable to CPA®:17 – Global increased during the nine months ended September 30, 2017 as compared to the same periods in 2016, primarily due to the write-off and acceleration of below-market lease intangible liabilities noted above, an increase in unrealized foreign currency gains, a decrease in interest expense, a decrease in acquisition expenses, and a decrease in loss on extinguishment of debt, all of which were partially offset by the $49.9 million gain on change in control of interests that we recognized during the nine months ended September 30, 2016, as described above.

MFFO and Adjusted MFFO Attributable to CPA®:17 – Global

MFFO and Adjusted MFFO attributable to CPA®:17 – Global increased during the three months ended September 30, 2017 as compared to the same period in 2016, primarily due to the accretive impact of our investments acquired between the periods, the improved operating performance of existing net-leased properties and one of our equity method investments, and a reduction in interest expense. These factors were partially offset by the impact of dispositions subsequent to September 30, 2016.

MFFO and Adjusted MFFO attributable to CPA®:17 – Global increased during the nine months ended September 30, 2017 as compared to the same period in 2016, primarily due to the accretive impact of our investments acquired between the periods, a reduction in interest expense and the improved operating performance of one of our equity method investments. These increases were partially offset by the impact of dispositions subsequent to September 30, 2016 and the bad debt expense recognized in connection with our Agrokor investment (Note 14).

CPA®:17 – Global 9/30/2017 10-Q – 45

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

The following table presents the comparative results of operations (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Revenues
Lease revenues	$87,467	$89,982	$(2,515)	$279,752	$261,970	$17,782
Other real estate income — operating property revenues	9,631	10,792	(1,161)	28,543	37,281	(8,738)
Reimbursable tenant costs	6,697	7,061	(364)	19,469	20,768	(1,299)
Interest income and other	3,601	2,241	1,360	9,150	6,468	2,682
	107,396	110,076	(2,680)	336,914	326,487	10,427
Operating Expenses
Depreciation and amortization:
Net-leased properties	25,401	27,732	(2,331)	77,785	77,202	583
Operating properties	3,236	3,512	(276)	9,734	10,357	(623)
	28,637	31,244	(2,607)	87,519	87,559	(40)
Property expenses:
Asset management fees	7,362	7,489	(127)	22,026	22,456	(430)
Reimbursable tenant costs	6,697	7,061	(364)	19,469	20,768	(1,299)
Net-leased properties	2,873	2,925	(52)	12,522	10,142	2,380
Operating properties	3,213	4,199	(986)	10,237	14,567	(4,330)
	20,145	21,674	(1,529)	64,254	67,933	(3,679)
General and administrative	3,849	3,895	(46)	11,225	12,223	(998)
Acquisition and other expenses	406	1,446	(1,040)	716	6,786	(6,070)
Impairment charges	276	29,183	(28,907)	4,795	29,183	(24,388)
	53,313	87,442	(34,129)	168,509	203,684	(35,175)
Other Income and Expenses
Interest expense	(21,776)	(25,048)	3,272	(66,619)	(75,027)	8,408
Other income and (expenses)	6,455	2,715	3,740	22,385	7,081	15,304
Equity in (losses) earnings of equity method investments in real estate	(3,906)	2,780	(6,686)	349	6,532	(6,183)
Loss on extinguishment of debt	(13)	(15,990)	15,977	(1,980)	(23,580)	21,600
Gain on change in control of interests	—	—	—	—	49,922	(49,922)
	(19,240)	(35,543)	16,303	(45,865)	(35,072)	(10,793)
Income (loss) before income taxes and (loss) gain on sale of real estate	34,843	(12,909)	47,752	122,540	87,731	34,809
Provision for income taxes	(994)	(2,333)	1,339	(2,730)	(6,530)	3,800
Income (loss) before gain on sale of real estate	33,849	(15,242)	49,091	119,810	81,201	38,609
(Loss) gain on sale of real estate, net of tax	(39)	82,287	(82,326)	2,871	132,702	(129,831)
Net Income	33,810	67,045	(33,235)	122,681	213,903	(91,222)
Net income attributable to noncontrolling interests	(9,081)	(8,827)	(254)	(29,135)	(28,404)	(731)
Net Income Attributable to CPA®:17 – Global	$24,729	$58,218	$(33,489)	$93,546	$185,499	$(91,953)

CPA®:17 – Global 9/30/2017 10-Q – 46

Lease Composition and Leasing Activities

As of September 30, 2017, approximately 62.3% of our net leases, based on ABR, provide for adjustments based on formulas indexed to changes in the CPI, or similar indices for the jurisdiction in which the property is located, some of which have caps and/or floors. In addition, 35.8% of our net leases on that same basis have fixed rent adjustments, for which ABR is scheduled to increase by an average of 1.7% in the next 12 months. We own international investments and, therefore, lease revenues from these investments are subject to exchange rate fluctuations in various foreign currencies, primarily the euro.

The following discussion presents a summary of rents on existing properties arising from leases with new tenants, or second generation leases, and renewed leases with existing tenants for the periods presented and, therefore, does not include new acquisitions for our portfolio during the periods presented.

During the nine months ended September 30, 2017, we signed five such leases totaling approximately 0.9 million square feet of leased space, which were all extensions with existing tenants. The weighted-average new rent for these leases is $13.91 per square foot, compared to the average former rent of $12.41 per square foot.

CPA®:17 – Global 9/30/2017 10-Q – 47

Property Level Contribution

The following table presents the property level contribution for our consolidated net-leased and operating properties, as well as a reconciliation to net income attributable to CPA®:17 – Global (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Existing Net-Leased Properties
Lease revenues	$83,170	$80,925	$2,245	$260,334	$242,395	$17,939
Depreciation and amortization	(23,586)	(23,273)	(313)	(69,378)	(69,970)	592
Property expenses	(2,839)	(3,266)	427	(12,292)	(10,077)	(2,215)
Property level contribution	56,745	54,386	2,359	178,664	162,348	16,316
Recently Acquired Net-Leased Properties
Lease revenues	4,297	812	3,485	12,485	1,982	10,503
Depreciation and amortization	(1,815)	(183)	(1,632)	(5,266)	(425)	(4,841)
Property expenses	(48)	(3)	(45)	(525)	(5)	(520)
Property level contribution	2,434	626	1,808	6,694	1,552	5,142
Existing Operating Properties
Operating property revenues	7,179	6,858	321	21,127	20,028	1,099
Operating property expenses	(2,543)	(2,781)	238	(7,908)	(8,031)	123
Depreciation and amortization	(964)	(1,203)	239	(2,892)	(3,727)	835
Property level contribution	3,672	2,874	798	10,327	8,270	2,057
Recently Acquired Operating Properties
Operating property revenues	2,452	2,573	(121)	7,388	5,159	2,229
Depreciation and amortization	(2,272)	(2,309)	37	(6,842)	(4,342)	(2,500)
Operating property expenses	(656)	(753)	97	(2,251)	(1,542)	(709)
Property level contribution	(476)	(489)	13	(1,705)	(725)	(980)
Properties Sold or Held for Sale
Lease revenues	—	8,245	(8,245)	6,933	17,593	(10,660)
Operating property revenues	—	1,361	(1,361)	28	12,094	(12,066)
Operating property expenses	—	(620)	620	45	(4,656)	4,701
Property expenses	—	299	(299)	172	(398)	570
Depreciation and amortization	—	(4,276)	4,276	(3,141)	(9,095)	5,954
Property level contribution	—	5,009	(5,009)	4,037	15,538	(11,501)
Property Level Contribution	62,375	62,406	(31)	198,017	186,983	11,034
Add other income:
Interest income and other	3,601	2,241	1,360	9,150	6,468	2,682
Less other expenses:
Asset management fees	(7,362)	(7,489)	127	(22,026)	(22,456)	430
General and administrative	(3,849)	(3,895)	46	(11,225)	(12,223)	998
Acquisition and other expenses	(406)	(1,446)	1,040	(716)	(6,786)	6,070
Impairment charges	(276)	(29,183)	28,907	(4,795)	(29,183)	24,388
Other Income and Expenses
Interest expense	(21,776)	(25,048)	3,272	(66,619)	(75,027)	8,408
Other income and (expenses)	6,455	2,715	3,740	22,385	7,081	15,304
Equity in (losses) earnings of equity method investments in real estate	(3,906)	2,780	(6,686)	349	6,532	(6,183)
Loss on extinguishment of debt	(13)	(15,990)	15,977	(1,980)	(23,580)	21,600
Gain on change in control of interests	—	—	—	—	49,922	(49,922)
	(19,240)	(35,543)	16,303	(45,865)	(35,072)	(10,793)
Income (loss) before income taxes and (loss) gain on sale of real estate	34,843	(12,909)	47,752	122,540	87,731	34,809
Provision for income taxes	(994)	(2,333)	1,339	(2,730)	(6,530)	3,800
Income (loss) before (loss) gain on sale of real estate	33,849	(15,242)	49,091	119,810	81,201	38,609
(Loss) gain on sale of real estate, net of tax	(39)	82,287	(82,326)	2,871	132,702	(129,831)
Net Income	33,810	67,045	(33,235)	122,681	213,903	(91,222)
Net income attributable to noncontrolling interests	(9,081)	(8,827)	(254)	(29,135)	(28,404)	(731)
Net Income Attributable to CPA®:17 – Global	$24,729	$58,218	$(33,489)	$93,546	$185,499	$(91,953)

CPA®:17 – Global 9/30/2017 10-Q – 48

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

Existing Net-Leased Properties

Existing net-leased properties are those we acquired or placed into service prior to January 1, 2016 and were not sold during the periods presented. At September 30, 2017, we had 237 existing net-leased properties.

For the three months ended September 30, 2017 as compared to the same period in 2016, Property level contribution for existing net-leased properties increased by $2.4 million, primarily due to an increase in lease revenues of $2.2 million and a decrease in property expenses of $0.4 million, partially offset by an increase in depreciation and amortization expenses of $0.3 million. Lease revenues increased by $1.3 million as a result of an increase in the average exchange rate of the U.S. dollar in relation to foreign currencies (primarily the euro) between the periods and by $0.7 million due to an increase in Rental income that resulted from a lease modification of one of our net-leased properties that occurred in the third quarter of 2016.

For the nine months ended September 30, 2017 as compared to the same period in 2016, Property level contribution for existing net-leased properties increased by $16.3 million, primarily due to an increase in lease revenues of $17.9 million, as well a decrease in depreciation and amortization expenses of $0.6 million, partially offset by an increase in property expenses of $2.2 million. Lease revenues increased primarily due to the $15.7 million write-off of a below-market lease intangible liability that was recognized in Rental income and by $1.9 million due to an increase in Rental income that resulted from a lease modification of one of our net-leased properties that occurred in third quarter of 2016. Property expenses increased primarily due to bad debt expense of $4.8 million related to our Agrokor investment, partially offset by a refund of real estate taxes totaling $1.9 million received during the nine months ended September 30, 2017.

Recently Acquired Net-Leased Properties

Recently acquired net-leased properties are those that we acquired or placed into service subsequent to December 31, 2015. Since January 1, 2016, we have acquired nine investments, comprised of 17 properties.

For the three months ended September 30, 2017 as compared to the same period in 2016, Property level contribution from recently acquired net-leased properties increased by $1.8 million, primarily due to an increase in lease revenues of $3.5 million as a result of the new investments that we acquired or placed into service during 2017 and 2016, partially offset by increases in depreciation and amortization expenses of $1.6 million as a result of those new investments.

For the nine months ended September 30, 2017 as compared to the same period in 2016, Property level contribution from recently acquired net-leased properties increased by $5.1 million, primarily due to an increase in lease revenues of $10.5 million as a result of the new investments that we acquired or placed into service during 2017 and 2016, partially offset by increases in depreciation and amortization expenses of $4.8 million and property expenses of $0.5 million as a result of those new investments.

Existing Operating Properties

Existing operating properties are those we acquired prior to January 1, 2016 and were not sold during the periods presented. At September 30, 2017, we had 32 wholly owned existing self-storage properties. Additionally, other real estate operations includes the results of operations of a parking garage attached to one of our existing net-leased properties.

For the three months ended September 30, 2017, as compared to the same period in 2016, Property level contribution from existing operating properties increased by $0.8 million, primarily due to an increase in operating revenues of $0.3 million and decreases in both depreciation and amortization expenses and property expenses of $0.2 million. Operating revenues increased primarily due to an increase in the average unit rate in 2017 compared to 2016. Depreciation and amortization decreased because certain of our in-place lease intangible assets were fully amortized prior to January 1, 2017, and property expenses decreased primarily due to a decrease in repairs and maintenance compared to the prior period.

CPA®:17 – Global 9/30/2017 10-Q – 49

For the nine months ended September 30, 2017, as compared to the same period in 2016, Property level contribution from existing operating properties increased by $2.1 million, primarily due to an increase in operating revenues of $1.1 million and a decrease in depreciation and amortization expenses of $0.8 million. Operating revenues increased primarily due to an increase in the average unit rate in 2017 compared to 2016. Depreciation and amortization decreased because certain of our in-place lease intangible assets were fully amortized prior to January 1, 2017.

Recently Acquired Operating Properties

Recently acquired operating properties includes five self-storage properties, in which we acquired the remaining 15% controlling interest in April 2016 and that were previously accounted for as an equity investment in real estate. As a result of the acquisition of the controlling interest, we have consolidated this investment since April 2016 and reflect 100% of the Property level contribution from these assets.

Properties Sold or Held for Sale

Properties sold or held for sale during the three and nine months ended September 30, 2017 and 2016, are those that were sold or held for sale subsequent to December 31, 2015.

We did not have any dispositions during the three months ended September 30, 2017. During the nine months ended September 30, 2017, we disposed of five net-lease properties, one of which was classified as held for sale at December 31, 2016 (Note 13). As a result, property level contribution for the nine months ended September 30, 2017 includes $3.3 million of acceleration of amortization of certain lease intangibles, which is included in lease revenues.

For the three and nine months ended September 30, 2016, we sold 22 and 34 self-storage properties, respectively.

Other Revenues and Expenses

Interest Income and Other

Interest income and other primarily consists of interest earned on our loans receivable and CMBS investments, as well as other income received related to our properties.

For the three months ended September 30, 2017 as compared to the same period in 2016, interest income and other increased by $1.4 million, primarily as a result of the four loans originated in March 2017 in connection with the I-drive Property disposition and I-drive Wheel restructuring (Note 4, Note 5) that generated $1.5 million of interest income, partially offset by a $0.2 million reduction of interest income as a result of the repayment of one of our loans receivable in November 2016.

For the nine months ended September 30, 2017 as compared to the same period in 2016, interest income and other increased by $2.7 million, primarily as a result of the four loans originated in March 2017 in connection with the I-drive Property disposition and I-drive Wheel restructuring (Note 4, Note 5) that generated $3.3 million of interest income, partially offset by a $0.8 million reduction of interest income as a result of the repayment of one of our loans receivable in November 2016.

Property Expenses — Asset Management Fees

For the three months ended September 30, 2017 as compared to the same period in 2016, asset management fees decreased by $0.1 million as a result of dispositions since September 30, 2016, slightly offset by an increase in the estimated fair market value of our real estate portfolio, both of which impact the asset base from which our Advisor earns a fee.

For the nine months ended September 30, 2017 as compared to the same period in 2016, asset management fees decreased by $0.4 million as a result of dispositions since September 30, 2016, slightly offset by an increase in the estimated fair market value of our real estate portfolio, both of which impact the asset base from which our Advisor earns a fee.

CPA®:17 – Global 9/30/2017 10-Q – 50

General and Administrative

For the three months ended September 30, 2017 as compared to the same period in 2016, general and administrative expenses remained flat.

For the nine months ended September 30, 2017 as compared to the same period in 2016, general and administrative expenses decreased by $1.0 million, primarily due to decreases in investor relations expenses of $0.4 million and in personnel and overhead reimbursement costs of $0.3 million. The decrease in investor relation expenses was primarily driven by a decrease in transfer agent costs that were directly impacted by a decrease in our share transaction volume and by a decrease in proxy expenses during the nine months ended September 30, 2017. The decrease in personnel and overhead reimbursement costs was primarily driven by an increase in revenue at other entities managed by WPC and its affiliates as compared to our revenues, which directly impacts the allocation of our Advisor’s expenses to us (Note 3).

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

For the three months ended September 30, 2017 as compared to the same period in 2016, acquisition and other expenses decreased by $1.0 million, primarily because none of our 2017 acquisitions were deemed to be business combinations. During the three months ended September 30, 2017, we incurred $0.4 million of acquisition and other expenses, which relates to deal costs for transactions that have not yet been consummated.

For the nine months ended September 30, 2017 as compared to the same period in 2016, acquisition and other expenses decreased by $6.1 million, primarily because none of our 2017 acquisitions were deemed to be business combinations. During the nine months ended September 30, 2017, we incurred $0.7 million of acquisition and other expenses, which relates to deal costs for transactions that have not yet been consummated.

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

During the three and nine months ended September 30, 2017, we incurred other-than-temporary impairment charges of $0.3 million on two of our CMBS tranches to reduce their carrying values to their estimated fair values as a result of non-performance (Note 8). During the nine months ended September 30, 2017, we incurred an impairment charge of $4.5 million on a property in order to reduce the carrying value of the property to its estimated fair value (Note 8). The fair value measurement approximated its estimated selling price.

During the three and nine months ended September 30, 2016, we incurred other-than-temporary impairment charges of $29.2 million on one property classified as Assets held for sale as of September 30, 2016 in order to reduce the carrying value of the property to its estimated fair value. The fair value measurement approximated its estimated selling price.

Interest Expense

For the three months ended September 30, 2017 as compared to the same period in 2016, interest expense decreased by $3.3 million, primarily due to a decrease in our average outstanding debt balance and lower weighted-average interest rate on our average outstanding debt during the periods presented. Our average outstanding debt balance decreased by $56.3 million during the three months ended September 30, 2017 as compared to the same period in 2016, respectively. Our weighted-average interest rate was 4.0% and 4.4% during the three months ended September 30, 2017 and 2016, respectively.

For the nine months ended September 30, 2017 as compared to the same period in 2016, interest expense decreased by $8.4 million, primarily due to a lower weighted-average interest rate on our average outstanding debt during the periods presented.

CPA®:17 – Global 9/30/2017 10-Q – 51

Our weighted-average interest rate was 4.0% and 4.5% during the nine months ended September 30, 2017 and 2016, respectively.

Other Income and (Expenses)

Other income and (expenses) primarily consists of gains and losses on foreign currency transactions, and derivative instruments. We make intercompany loans to a number of our foreign subsidiaries, most of which do not have the U.S. dollar as their functional currency. Remeasurement of foreign currency intercompany transactions that are scheduled for settlement, consisting primarily of accrued interest and short-term loans, are included in the determination of net income. We also recognize gains or losses on foreign currency transactions when we repatriate cash from our foreign investments or hold foreign currencies in entities designated as U.S. dollar functional currency. In addition, we have certain derivative instruments, including common stock warrants, foreign currency contracts, and a swap, that are not designated as hedges for accounting purposes, for which realized and unrealized gains and losses are included in earnings. The timing and amount of such gains or losses cannot always be estimated and are subject to fluctuation.

For the three months ended September 30, 2017, as compared to the same period in 2016, net other income increased by $3.7 million, primarily comprised of an increase in foreign currency transaction gains related to our international investments of $4.2 million, partially offset by a decrease in the gains on derivatives of $0.4 million.

For the nine months ended September 30, 2017, as compared to the same period in 2016, net other income increased by $15.3 million, primarily comprised of an increase in foreign currency transaction gains related to our international investments of $15.0 million.

CPA®:17 – Global 9/30/2017 10-Q – 52

Equity in (Losses) Earnings of Equity Method Investments in Real Estate

Equity in (losses) earnings of equity method investments in real estate is recognized in accordance with the investment agreement for each of our equity method investments and, where applicable, based upon an allocation of the investment’s net assets at book value as if the investment were hypothetically liquidated at the end of each reporting period. Further details about our equity method investments are discussed in Note 6. The following table presents the details of our Equity in (losses) earnings of equity method investments in real estate (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Lessee	2017	2016	2017	2016
Net Lease:
Apply (a) (b)	$(6,731)	$125	$(6,969)	$176
Hellweg 2 (a) (c)	1,923	163	4,611	586
Jumbo Logistiek Vastgoed B.V. (a)	1,036	888	3,092	2,928
U-Haul Moving Partners, Inc. and Mercury Partners, LP	614	615	1,837	1,839
Kesko Senukai (a) (d)	474	—	625	—
Berry Global Inc.	440	417	1,316	1,251
BPS Nevada, LLC	305	461	914	721
Bank Pekao S.A. (a)	198	171	603	516
State Farm	187	186	574	559
Eroski Sociedad Cooperativa — Mallorca (a)	180	161	480	500
Tesco Global Aruhazak Zrt. (a)	164	87	649	665
Agrokor (a) (e)	96	83	(2,630)	227
Dick’s Sporting Goods, Inc.	50	32	139	94
	(1,064)	3,389	5,241	10,062
Self-Storage:
Madison Storage NYC, LLC and Veritas Group IX‑NYC, LLC (f)	—	—	—	(433)
	—	—	—	(433)
All Other:
Shelborne (g)	(3,526)	(2,657)	(6,230)	(2,373)
BG LLH, LLC (h)	684	91	814	(779)
BPS Nevada, LLC — Preferred Equity (i)	—	803	1,211	2,391
IDL Wheel Tenant, LLC (j)	—	1,154	(687)	(2,336)
	(2,842)	(609)	(4,892)	(3,097)
Total equity in (losses) earnings of equity method investments in real estate	$(3,906)	$2,780	$349	$6,532
__________

(a)	Amounts include impact of fluctuations in the exchange rate of the applicable foreign currency.

(b)	During the three and nine months ended September 30, 2017, we recognized an other-than-temporary impairment charge of $6.3 million related to our Apply equity method investment (Note 8).

(c)
The increase in equity earnings was due to a reduction in interest expense for the three and nine months ended September 30, 2017 as compared to the same periods in 2016, which was the result of a related mortgage loan that was repaid in January 2017 (Note 6).

(d)
On May 23, 2017, we entered into a joint venture investment to acquire a 70% interest in a real estate investment portfolio for a total cost of $141.5 million (dollar amount is based on the exchange rate of the euro on the date of acquisition), which excludes our portion of mortgage financing totaling $88.0 million (Note 6).

(e)
During the nine months ended September 30, 2017, we recognized an other-than-temporary impairment charge of $2.5 million on our Agrokor equity method investment to reduce the carrying value of our investment in the joint venture to its estimated fair value due to tenant financial difficulties (Note 8).

CPA®:17 – Global 9/30/2017 10-Q – 53

(f)	In April 2016, we purchased the remaining 15% controlling interest in this equity investment and therefore consolidated this investment since the date of purchase of that controlling interest.

(g)
The decrease in equity earnings occurred because we were required to absorb the majority of the losses on this investment during the three and nine months ended September 30, 2017, since the other partners’ capital balances had been reduced to zero. We were only partially responsible for absorbing losses during the same period in 2016. During the three and nine months ended September 30, 2017, as a result of Hurricane Irma, we incurred damages at the hotel, which we currently expect to be covered by insurance after the estimated deductible of $1.7 million is paid (Note 6). We recognized this charge within Equity in (losses) earnings of equity method investments in real estate on our consolidated financial statements.

(h)
The increase in equity earnings for the three and nine months ended September 30, 2017 as compared to the same period in 2016 was primarily due to the write off of deferred financing costs in the three and nine months ended September 30, 2016 as a result of debt restructuring on this investment.

(i)
This investment represents a preferred equity interest, with a preferred rate of return of 12%. On May 19, 2017, we received the full repayment of our preferred equity interest totaling $27.0 million; therefore, the preferred equity interest is now retired (Note 6).

(j)	The Wheel Loan was restructured on March 17, 2017 and, as a result, we have reclassified the equity investment to a loan receivable, included in Other assets, net (Note 6).

Loss on Extinguishment of Debt

For the three and nine months ended September 30, 2017 as compared to the same periods in 2016, loss on extinguishment of debt decreased by $16.0 million and $21.6 million, respectively, primarily due to the early terminations of certain mortgage debt associated with our 2016 dispositions (Note 13).

Gain on Change in Control of Interests

In connection with our acquisition of the remaining 15% controlling interest in a jointly owned investment in five self-storage properties that was previously accounted for as an equity method investment, we recorded a $49.9 million gain on change in control of interests during the nine months ended September 30, 2016. As a result of this acquisition, we have consolidated this investment since April 2016. The gain on change in control represents the difference between our carrying values and the fair values of our previously held equity interests in these properties.

Provision for Income Taxes

Our provision for income taxes is primarily related to our international properties.

During the three and nine months ended September 30, 2017, we recorded a provision for income taxes of $1.0 million and $2.7 million, respectively, comprised of current income taxes of $0.6 million and $1.9 million, respectively, and deferred income taxes of $0.4 million and $0.8 million, respectively.

During the three and nine months ended September 30, 2016, we recorded a provision for income taxes of $2.3 million and $6.5 million, respectively, comprised of deferred income taxes of $1.9 million and $4.4 million, respectively, and current income taxes of $0.4 million and $2.1 million, respectively.

(Loss) Gain on Sale of Real Estate, Net of Tax

During the nine months ended September 30, 2017, we recognized a gain on sale of real estate, net of tax of $2.9 million, as a result of the four net-lease properties and a parcel of land that were sold during the period (Note 13).

During the three and nine months ended September 30, 2016, we recognized a gain on sale of real estate, net of tax, of $82.3 million and $132.7 million, respectively, as a result of the sale of 22 and 34 self-storage properties during the periods, respectively.

Net Income Attributable to Noncontrolling Interests

For the three months ended September 30, 2017 as compared to the same period in 2016, net income attributable to noncontrolling interests increased by $0.3 million, primarily due to an increase of $0.2 million in the Available Cash Distribution paid to our Advisor (Note 3).

CPA®:17 – Global 9/30/2017 10-Q – 54

For the nine months ended September 30, 2017 as compared to the same period in 2016, net income attributable to noncontrolling interests increased by $0.7 million, primarily due to an increase of $1.4 million in the Available Cash Distribution paid to our Advisor (Note 3), partially offset by a decrease related to one of our jointly owned investments that had an impairment charge in the first quarter of 2017.

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

Operating Activities — Net cash provided by operating activities increased by $44.1 million during the nine months ended September 30, 2017 as compared to the same period in 2016, primarily due to a reduction in the loss on extinguishment of debt that pertained to the prepayment penalties on certain of the loans encumbering the self-storage properties that were disposed of in 2016, a reduction in interest expense as noted above, a reduction in acquisition expenses as a result of there being no acquisitions deemed business combinations in 2017, an increase in the cash flows generated from our 2016 and 2017 acquisitions, and past due receivables collected on our I-drive Property Disposition in the first quarter of 2017, all of which were partially offset by a decrease in the rent collected on our Agrokor investments.

Investing Activities — Our investing activities are generally comprised of real estate-related transactions (purchases and sales), payment of deferred acquisition fees to our Advisor related to asset acquisitions, and capitalized property-related costs. During the nine months ended September 30, 2017, we completed the sale of five net-lease properties for total proceeds of $111.2 million, net of selling costs (Note 13). We used $151.6 million to fund capital contributions to our equity investments in real estate, primarily due to the $90.3 million contribution for Hellweg 2 mortgage loan payoffs and $51.3 million for the Kesko Senukai investment (Note 6), and received $32.4 million as a return of capital from our equity method investments. We also received proceeds from the repayment of a preferred equity interest of $27.0 million (Note 6) and we funded $11.3 million and $10.2 million for a real estate acquisition and a build-to-suit expansion project, respectively.

CPA®:17 – Global 9/30/2017 10-Q – 55

Financing Activities — During the nine months ended September 30, 2017, we made scheduled and unscheduled mortgage principal payments totaling $350.0 million and received $203.5 million in proceeds from non-recourse mortgage financings related to new and existing investments (Note 10). We paid distributions to our stockholders for the fourth quarter of 2016 and first quarter of 2017 totaling $168.4 million, which consisted of $91.5 million of cash distributions and $76.9 million of distributions that were reinvested by stockholders in shares of our common stock through our DRIP. We received $67.3 million of proceeds related to the Revolver under our Senior Credit Facility, which was fully repaid. We also paid $46.3 million for the repurchase of shares pursuant to our redemption plan as described below, and paid distributions of $29.2 million to affiliates that hold noncontrolling interests in various investments jointly owned with us.

Distributions

Our objectives are to generate sufficient cash flow over time to provide stockholders with distributions and to continue to seek investments with potential for capital appreciation throughout varying economic cycles. During the nine months ended September 30, 2017, we declared distributions to our stockholders totaling $169.1 million, which consisted of $92.8 million of cash distributions and $76.3 million of distributions reinvested by stockholders in our shares through our DRIP. We funded all of these distributions from Net cash provided by operating activities. Since inception, we have funded all of our cumulative distributions from Net cash provided by operating activities. Cash flow from operations is first applied to current period distributions, then to any deficit from prior period cumulative negative cash flow, and finally to future period distributions. As we have fully invested the proceeds of our offerings, we expect that in the future, if distributions cannot be fully sourced from net cash provided by operating activities, they may be sourced from the proceeds of financings or sales of assets.

Redemptions

We maintain a quarterly redemption program pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from stockholders seeking liquidity. During the nine months ended September 30, 2017, we redeemed 4,875,166 shares of our common stock pursuant to our redemption plan, comprised of 1,447 redemption requests at a weighted-average price per share of $9.48. As of the date of this Report, we have fulfilled all of the valid redemptions requests that have been received during the nine months ended September 30, 2017.

Summary of Financing

The table below summarizes our debt and Senior Credit Facility (dollars in thousands):

	September 30, 2017	December 31, 2016
Carrying Value (a)
Fixed rate	$1,108,182	$1,236,058
Variable rate:
Senior Credit Facility — Term Loan	49,863	49,751
Non-recourse debt:
Amount subject to interest rate swaps and caps	457,969	292,291
Floating interest rate mortgage loans	380,575	493,901
	888,407	835,943
	$1,996,589	$2,072,001
Percent of Total Debt
Fixed rate	56%	60%
Variable rate	44%	40%
	100%	100%
Weighted-Average Interest Rate at End of Period
Fixed rate	4.9%	4.9%
Variable rate (b)	2.9%	2.9%
__________

CPA®:17 – Global 9/30/2017 10-Q – 56

(a)
Aggregate debt balance includes unamortized deferred financing costs totaling $8.6 million and $9.5 million as of September 30, 2017 and December 31, 2016, respectively, and unamortized discount totaling $5.7 million and $6.3 million as of September 30, 2017 and December 31, 2016, respectively.

(b)	The impact of our derivative instruments is reflected in the weighted-average interest rates.

Cash Resources

At September 30, 2017, our cash resources consisted primarily of cash and cash equivalents totaling $161.2 million. Of this amount, $42.4 million, at then-current exchange rates, was held in foreign subsidiaries, but we could be subject to restrictions or significant costs should we decide to repatriate these funds. As of the date of this Report, we also had unused capacity of $200.0 million on our Senior Credit Facility. Our cash resources may be used for future investments and can be used for working capital needs, other commitments, and distributions to our stockholders. In addition, our unleveraged properties had an aggregate carrying value of $459.7 million at September 30, 2017, although there can be no assurance that we would be able to obtain financing for these properties.

Cash Requirements

During the next 12 months, we expect that our cash requirements will include payments to acquire new investments; funding capital commitments, such as build-to-suit projects and ADC Arrangements; paying distributions to our stockholders and to our affiliates that hold noncontrolling interests in entities we control; making share repurchases pursuant to our redemption plan; making scheduled debt service payments and repayments of borrowings under our Revolver (Note 10); as well as other normal recurring operating expenses. Balloon payments totaling $185.1 million on our consolidated non-recourse mortgage loan obligations and Term Loan are also due during the next 12 months. Our Advisor is actively seeking to refinance certain of these loans, although there can be no assurance that it will be able to do so on favorable terms, or at all. Capital and other lease commitments totaling $8.5 million are expected to be funded during the next 12 months. We expect to fund future investments, capital commitments, any capital expenditures on existing properties, scheduled and unscheduled debt payments on our mortgage loans, and repayments of borrowings under our Revolver through the use of our cash reserves; cash generated from operations; and proceeds from repayments of loans receivable, financings, and asset sales.

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements, and other contractual obligations (primarily our capital commitments and lease obligations) at September 30, 2017 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Mortgage debt, net — principal (a)	$1,960,894	$162,586	$399,299	$639,294	$759,715
Senior Credit Facility – Term Loan — principal (b)	50,000	50,000	—	—	—
Deferred acquisition fees — principal	5,610	3,386	2,224	—	—
Interest on borrowings and deferred acquisition fees	318,846	77,186	132,060	78,689	30,911
Operating and other lease commitments (c)	72,393	2,871	5,996	2,607	60,919
Asset retirement obligations, net (d)	16,657	—	—	—	16,657
Capital commitments (e)	6,529	5,663	866	—	—
	$2,430,929	$301,692	$540,445	$720,590	$868,202
__________

(a)	Excludes deferred financing costs totaling $8.5 million and unamortized discount, net of $5.6 million, which were included in Mortgage debt, net at September 30, 2017.

(b)
Excludes deferred financing costs of $0.1 million and unamortized discount of less than $0.1 million on our Senior Credit Facility, which is scheduled to mature on August 26, 2018, unless extended pursuant to its terms.

(c)
Operating commitments consist of rental obligations under ground leases. Other lease commitments consist of our estimated share of future rents payable for the purpose of leasing office space pursuant to the advisory agreement. Amounts are estimated based on current allocation percentages among WPC and the other Managed Programs as of September 30, 2017 (Note 3).

CPA®:17 – Global 9/30/2017 10-Q – 57

(d)
Represents the estimated amount of future obligations for the removal of asbestos and environmental waste in connection with several of our investments, payable upon the retirement or sale of the assets.

(e)	Capital commitments include $5.6 million and $0.9 million related to unfunded construction commitments and tenant improvements allowances, respectively.

Amounts in the table above that relate to our foreign operations are based on the exchange rate of the local currencies at September 30, 2017, which consisted primarily of the euro. At September 30, 2017, we had no material capital lease obligations for which we were the lessee, either individually or in the aggregate.

Equity Method Investments

We have interests in unconsolidated investments that primarily own single-tenant properties net leased to companies. Generally, the underlying investments are jointly owned with our affiliates (Note 6). At September 30, 2017, on a combined basis, these investments had total assets of approximately $4.4 billion and third-party non-recourse mortgage debt of $2.7 billion. At that date, our pro rata share of the aggregate debt for these investments was $459.7 million. Cash requirements with respect to our share of these debt obligations are discussed above under Cash Requirements.

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

CPA®:17 – Global 9/30/2017 10-Q – 58

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

CPA®:17 – Global 9/30/2017 10-Q – 59

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

CPA®:17 – Global 9/30/2017 10-Q – 60

FFO, MFFO, and Adjusted MFFO were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income attributable to CPA®:17 – Global	$24,729	$58,218	$93,546	$185,499
Adjustments:
Depreciation and amortization of real property	28,674	31,279	87,622	87,657
Loss (gain) on sale of real estate	39	(82,287)	(2,871)	(132,702)
Impairment charges on real estate	—	29,183	4,489	29,183
Proportionate share of adjustments to equity in net income of partially owned entities to arrive at FFO	15,116	7,461	33,057	25,380
Proportionate share of adjustments for noncontrolling interests to arrive at FFO (a)	(127)	(144)	(1,879)	(431)
Total adjustments	43,702	(14,508)	120,418	9,087
FFO attributable to CPA®:17 – Global (as defined by NAREIT)	68,431	43,710	213,964	194,586
Adjustments:
Unrealized gains on foreign currency, derivatives, and other	(1,697)	(722)	(13,269)	(676)
Straight-line and other rent adjustments (b)	(3,875)	(4,384)	(12,538)	(14,833)
Realized gains on foreign currency, derivatives and other	(4,666)	(2,006)	(8,507)	(6,445)
Acquisition and other expenses (c)	406	1,446	716	6,786
Amortization of premiums/discounts on debt investments, net	286	613	1,468	1,516
Loss on extinguishment of debt	13	15,990	1,980	23,580
Impairment charges, held to maturity securities	276	—	306	—
Above- and below-market rent intangible lease amortization, net (d) (e)	334	(4,092)	(18,177)	(4,324)
Gain on change in control of interests (f)	—	—	—	(49,922)
Proportionate share of adjustments to equity in net income of partially owned entities to arrive at MFFO	5,148	(2,753)	13,263	1,650
Proportionate share of adjustments for noncontrolling interests to arrive at MFFO	7	84	73	293
Total adjustments	(3,768)	4,176	(34,685)	(42,375)
MFFO attributable to CPA®:17 – Global	64,663	47,886	179,279	152,211
Adjustments:
Hedging gains	1,777	2,172	5,357	5,850
Deferred taxes and other tax adjustments	194	1,737	219	3,647
Total adjustments	1,971	3,909	5,576	9,497
Adjusted MFFO attributable to CPA®:17 – Global	$66,634	$51,795	$184,855	$161,708
__________

(a)	Includes $1.5 million related to an impairment charge on one of our consolidated joint-venture investments during the nine months ended September 30, 2017 (Note 8).

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

CPA®:17 – Global 9/30/2017 10-Q – 61

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

(d)
Includes $15.7 million write-off and $3.3 million acceleration of a below-market rent lease liabilities, pertaining to our KBR Inc., properties that were recognized in Rental income during the nine months ended September 30, 2017 (Note 13).

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

(f)
Gain on change in control of interests during the nine months ended September 30, 2016 represents a gain recognized on our acquisition of a 15% controlling interest in five self-storage properties, which we had previously accounted for as an equity method investment.

CPA®:17 – Global 9/30/2017 10-Q – 62

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

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we have historically attempted to obtain non-recourse mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our joint investment partners have obtained, and may in the future obtain, variable-rate non-recourse mortgage loans, and, as a result, we have entered into, swaptions, and may continue to enter into, interest rate swap agreements or interest rate cap agreements with lenders. Interest rate swap agreements effectively convert the variable-rate debt service obligations of a loan to a fixed rate, while interest rate cap agreements limit the underlying interest rate from exceeding a specified strike rate. Interest rate swaps are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flows over a specific period, and interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments that, where applicable, are designated as cash flow hedges on the forecasted interest payments on the debt obligation. The face amount on which the swaps or caps are based is not exchanged. A swaption is an option that gives us the right, but not the obligation, to enter into an interest rate swap under which we would pay a fixed-rate and receive a variable-rate. At the option’s expiration, we may also elect to cash settle the option if such option is “in-the-money” or allow the option to expire at no additional cost to us. Our objective in using these derivatives is to limit our exposure to interest rate movements. At September 30, 2017, we estimated that the total fair value of our interest rate swaps, and caps, which are included in Other assets, net and Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was in a net liability position of $4.9 million (Note 9).

At September 30, 2017, our outstanding debt either bore interest at fixed rates, bore interest at floating rates, was swapped or capped to a fixed rate, or bore interest at fixed rates that were scheduled to convert to then-prevailing market fixed rates at certain future points during their term. The annual interest rates on our fixed-rate debt at September 30, 2017 ranged from 1.9% to 7.4%. The contractual annual interest rates on our variable-rate debt at September 30, 2017 ranged from 1.3% to 6.0%. Our debt obligations are more fully described in Note 10 and Liquidity and Capital Resources — Summary of Financing in Item 7 above. The following table presents principal cash outflows based upon expected maturity dates of our debt obligations outstanding at September 30, 2017 (in thousands):

	2017 (Remaining)	2018	2019	2020	2021	Thereafter	Total	Fair value
Fixed-rate debt (a)	$90,969	$57,892	$29,615	$125,060	$213,993	$596,601	$1,114,130	$1,133,763
Variable-rate debt (a) (b)	$8,453	$71,003	$44,537	$300,691	$235,471	$236,609	$896,764	$845,161
__________

(a)	Amounts are based on the exchange rate at September 30, 2017, as applicable.

CPA®:17 – Global 9/30/2017 10-Q – 63

(b)	Includes the $50.0 million Term Loan outstanding at September 30, 2017 under our Senior Credit Facility, which is scheduled to mature on August 26, 2018, unless extended pursuant to its terms.

At September 30, 2017, the estimated fair value of our fixed-rate debt and variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps, or that has been subject to interest rate caps, is affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at September 30, 2017 by an aggregate increase of $48.3 million or an aggregate decrease of $70.8 million, respectively. Annual interest expense on our unhedged variable-rate debt at September 30, 2017 would increase or decrease by $4.3 million for each respective 1% change in annual interest rates.

As more fully described under Liquidity and Capital Resources — Summary of Financing in Item 2 above, a portion of our variable-rate debt in the table above bore interest at fixed rates at September 30, 2017, but has interest rate reset features that will change the fixed interest rates to then-prevailing market fixed rates at certain points during their term. This debt is generally not subject to short-term fluctuations in interest rates.

Foreign Currency Exchange Rate Risk

We own international investments, primarily in Europe and Asia, and as a result, are subject to risk from the effects of exchange rate movements in various foreign currencies, primarily the euro and, to a lesser extent, the British pound sterling, the Japanese yen, and the Norwegian krone, which may affect future costs and cash flows. Although all of our foreign investments through the third quarter of 2017 were conducted in these currencies, we may conduct business in other currencies in the future. We manage foreign currency exchange rate movements by generally placing both our debt service obligation to the lender and the tenant’s rental obligation to us in the same currency. This reduces our overall exposure to the actual equity that we have invested and the equity portion of our cash flow. In addition, we may use currency hedging to further reduce the exposure to our equity cash flow. We are generally a net receiver of these currencies (we receive more cash than we pay out), therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar, relative to the foreign currency.

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

The June 23, 2016 referendum by voters in the United Kingdom to exit the European Union, a process commonly referred to as “Brexit,” adversely impacted global markets, including certain currencies, and has resulted in a decline in the value of the British pound sterling as compared to the U.S. dollar. Volatility in exchange rates is expected to continue as the United Kingdom negotiates its likely exit from the European Union. As of September 30, 2017, 1% and 43% of our total pro rata ABR was from the United Kingdom and other European Union countries, respectively.  Any impact from Brexit on us will depend, in part, on the outcome of the related tariff, trade, regulatory, and other negotiations. Although it is unknown what the result of those negotiations will be, it is possible that new terms may adversely affect our operations and financial results.

Scheduled future minimum rents, exclusive of renewals, under non-cancelable operating leases, for our consolidated foreign operations for the remainder of 2017, during each of the next four calendar years following December 31, 2017 and thereafter, are as follows (in thousands):

Lease Revenues (a)	2017 (Remaining)	2018	2019	2020	2021	Thereafter	Total
Euro (b)	$29,792	$118,314	$118,496	$119,003	$118,109	$869,882	$1,373,596
British pound sterling (c)	1,310	5,199	5,199	5,213	5,199	46,892	69,012
Japanese yen (d)	683	2,710	2,710	2,717	2,710	653	12,183
	$31,785	$126,223	$126,405	$126,933	$126,018	$917,427	$1,454,791

CPA®:17 – Global 9/30/2017 10-Q – 64

Scheduled debt service payments (principal and interest) for mortgage notes payable for our consolidated foreign operations for the remainder of 2017, during each of the next four calendar years following December 31, 2017 and thereafter, are as follows (in thousands):

Debt Service (a) (e)	2017 (Remaining)	2018	2019	2020	2021	Thereafter	Total
Euro (b)	$76,677	$31,449	$28,535	$106,292	$162,468	$268,877	$674,298
British pound sterling (c)	425	1,678	12,493	375	17,412	—	32,383
Japanese yen (d)	23,273	—	—	—	—	—	23,273
	$100,375	$33,127	$41,028	$106,667	$179,880	$268,877	$729,954
__________

(a)
Amounts are based on the applicable exchange rates at September 30, 2017. Contractual rents and debt obligations are denominated in the functional currency of the country of each property. Our foreign operations denominated in the Norwegian krone are related to an unconsolidated jointly owned investment and is excluded from the amounts in the tables.

(b)
We estimate that, for a 1% increase or decrease in the exchange rate between the euro and the U.S. dollar, there would be a corresponding change in the projected estimated property-level cash flow at September 30, 2017 of $7.0 million.

(c)
We estimate that, for a 1% increase or decrease in the exchange rate between the British pound sterling and the U.S. dollar, there would be a corresponding change in the projected estimated property-level cash flow at September 30, 2017 of $0.4 million.

(d)
We estimate that, for a 1% increase or decrease in the exchange rate between the Japanese yen and the U.S. dollar, there would be a corresponding change in the projected estimated property-level cash flow at September 30, 2017 of less than $0.1 million.

(e)	Interest on unhedged variable-rate debt obligations was calculated using the applicable annual interest rates and balances outstanding at September 30, 2017.

As a result of scheduled balloon payments on certain of our international non-recourse mortgage loans, projected debt service obligations exceed projected lease revenues in 2017 and 2021. In 2017, balloon payments totaling $92.4 million are due on four non-recourse mortgage loans that are collateralized by properties that we own. We currently anticipate that, by their respective due dates, we will have refinanced or repaid certain of these loans using our cash resources, including unused capacity on our credit facility and proceeds from dispositions.

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

For the three months ended September 30, 2017, our consolidated portfolio had the following significant characteristics in excess of 10%, based on the percentage of our consolidated total revenues:

•	70% related to domestic properties, which included a concentration in both Texas and New York of 11%; and

•	30% related to international properties.

At September 30, 2017, our consolidated net-leased portfolio, which excludes investments within our Self Storage segment as well as in our All Other category, had the following significant property and lease characteristics in excess of 10% in certain areas, based on the percentage of our pro rata ABR as of that date:

•	55% related to domestic properties;

•	45% related to international properties;

•	28% related to warehouse facilities, 27% related to office facilities, 25% related to retail facilities, and 14% related to industrial facilities; and

•	29% related to the retail stores industry, 13% related to the grocery industry, and 10% related to the business services industry.

CPA®:17 – Global 9/30/2017 10-Q – 65

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of September 30, 2017 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

CPA®:17 – Global 9/30/2017 10-Q – 66

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities.

Unregistered Sales of Equity Securities

During the three months ended September 30, 2017, we issued 728,520 shares of our common stock to our Advisor as consideration for asset management fees. These shares were issued at $10.11 per share, which represented our most recently published NAV, as approved by our board of directors at the date of issuance. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(a)(2) of the Securities Act of 1933, as amended, the shares issued were deemed to be exempt from registration. In acquiring our shares, our Advisor represented that such interests were being acquired by it for investment purposes and not with a view to the distribution thereof. From inception through September 30, 2017, we have issued a total of 13,919,229 shares of our common stock to our Advisor as consideration for asset management fees.

All prior sales of unregistered securities have been reported in our previously filed quarterly and annual reports on Form 10-Q and Form 10-K, respectively.

Issuer Purchases of Equity Securities

The following table provides information with respect to repurchases of our common stock during the three months ended September 30, 2017:

	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or program (a)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or program (a)
2017 Period
July	1,500	$9.40	N/A	N/A
August	—	—	N/A	N/A
September	1,913,870	9.50	N/A	N/A
Total	1,915,370
__________

(a)
Represents shares of our common stock requested to be repurchased under our redemption plan, pursuant to which we may elect to redeem shares at the request of our stockholders subject to certain exceptions, conditions, and limitations. The maximum amount of shares purchasable by us in any period depends on a number of factors and is at the discretion of our board of directors. During the three months ended September 30, 2017, we redeemed 578 redemption requests for our common stock. As of the date of this Report, we have fulfilled all of the valid requests that we received during the three months ended September 30, 2017. The average price paid per share will vary depending on the number of redemption requests that were made during the period, the most recently published NAV, and the amount of time a stockholder has held their respective shares.

CPA®:17 – Global 9/30/2017 10-Q – 67

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

101
The following materials from Corporate Property Associates 17 – Global Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2017 and December 31, 2016 (ii) Consolidated Statements of Income for three and nine months ended September 30, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2017 and 2016, (iv) Consolidated Statements of Equity for the nine months ended September 30, 2017 and 2016, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016, and (vi) Notes to Consolidated Financial Statements.
Filed herewith

CPA®:17 – Global 9/30/2017 10-Q – 68

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corporate Property Associates 17 – Global Incorporated

Date:	November 8, 2017	By:	/s/ Mallika Sinha
Mallika Sinha
Chief Financial Officer
(Principal Financial Officer)

Date:	November 8, 2017
		By:	/s/ Kristin Sabia
Kristin Sabia
Chief Accounting Officer
(Principal Accounting Officer)

CPA®:17 – Global 9/30/2017 10-Q – 69

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

101
The following materials from Corporate Property Associates 17 – Global Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2017 and December 31, 2016 (ii) Consolidated Statements of Income for three and nine months ended September 30, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2017 and 2016, (iv) Consolidated Statements of Equity for the nine months ended September 30, 2017 and 2016, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016, and (vi) Notes to Consolidated Financial Statements.
Filed herewith