Form 10-K
period 2017-12-31
Corporate Property Associates 17 - Global INC
filed 2018-03-15
CIK 1390213

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10‑K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10‑K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Registrant has no active market for its common stock. Non-affiliates held 333,696,813 shares of common stock at June 30, 2017.

As of March 9, 2018, there were 352,603,437 shares of common stock of registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant incorporates by reference its definitive Proxy Statement with respect to its 2018 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of its fiscal year, into Part III of this Annual Report on Form 10‑K.

Forward-Looking Statements

This Annual Report on Form 10-K, or this Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements include, but are not limited to, statements regarding: tenant credit quality; the general economic outlook; our corporate strategy; our capital structure; our portfolio lease terms; our international exposure and acquisition volume, including the effects of the United Kingdom’s decision to exit the European Union; our expectations about tenant bankruptcies and interest coverage; statements that we make regarding our ability to remain qualified for taxation as a real estate investment trust, or REIT; the impact of recently issued accounting pronouncements, the recently adopted Tax Cuts and Jobs Act in the United States, and other regulatory activity, such as the General Data Protection Regulation in the European Union or other data privacy initiatives; the amount and timing of any future dividends; our existing or future leverage and debt service obligations; our future capital expenditure levels; our future financing transactions; and our future liquidity needs. These statements are based on the current expectations of our management. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. Other unknown or unpredictable factors could also have material adverse effects on our business, financial condition, liquidity, results of operations, Modified funds from operations, or MFFO, and prospects. You should exercise

CPA:17 – Global 2017 10-K – 1

caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties, and other factors that may materially affect our future results, performance, achievements, or transactions. Information on factors that could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the Securities and Exchange Commission, or the SEC, including but not limited to those described in Item 1A. Risk Factors of this Report. Moreover, because we operate in a very competitive and rapidly changing environment, new risks are likely to emerge from time to time. Given these risks and uncertainties, shareholders are cautioned not to place undue reliance on these forward-looking statements as a prediction of future results, which speak only as of the date of this Report, unless noted otherwise. Except as required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements.

All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements of the registrant in Part II, Item 8. Financial Statements and Supplementary Data.

CPA:17 – Global 2017 10-K – 2

PART I

Item 1. Business.

General Development of Business

Overview

Corporate Property Associates 17 – Global Incorporated, or CPA:17 – Global, and, together with its consolidated subsidiaries, we, us, or our, is a publicly owned, non-traded REIT that invests in a diversified portfolio of income-producing commercial properties and other real estate-related assets, both domestically and outside the United States. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income and the level of our distributions, among other factors. We conduct substantially all of our investment activities and own all of our assets through CPA:17 Limited Partnership, a Delaware limited partnership, which is our Operating Partnership. In addition to being a general partner and a limited partner of the Operating Partnership, we also own a 99.99% capital interest in the Operating Partnership. W. P. Carey Holdings, LLC, or Carey Holdings, also known as the Special General Partner, an indirect subsidiary of our sponsor, W. P. Carey Inc., or WPC, holds the remaining 0.01% special general partner interest in the Operating Partnership.

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

We are managed by WPC through certain of its subsidiaries, or collectively, our Advisor. WPC is a publicly traded REIT listed on the New York Stock Exchange under the symbol “WPC.” Pursuant to an advisory agreement, our Advisor provides both strategic and day-to-day management services for us, including capital funding services, investment research and analysis, investment financing and other investment-related services, asset management, disposition of assets, investor relations, and administrative services. Our Advisor also provides office space and other facilities for us. We pay asset management fees and certain transactional fees to our Advisor and also reimburse our Advisor for certain expenses incurred in providing services to us, including expenses associated with personnel provided for administration of our operations. The current advisory agreement has a term of one year and may be renewed for successive one-year periods. Our Advisor also serves in this capacity for Corporate Property Associates 18 – Global Incorporated, or CPA:18 – Global, a publicly owned, non-traded REIT with an investment strategy similar to ours, which, together with us, is referred to as the CPA REITs. Our Advisor also currently serves in this capacity for Carey Watermark Investors Incorporated and Carey Watermark Investors 2 Incorporated, which are publicly owned, non-traded REITs that invest in hotel and lodging-related properties, which, together with the CPA REITs, are referred to as the Managed REITs. WPC also advises Carey European Student Housing Fund I, L.P., or CESH I, a limited partnership formed for the purpose of developing, owning, and operating student housing properties in Europe, which, together with the Managed REITs is referred to as the Managed Programs.

We were formed as a Maryland corporation in February 2007. We commenced our initial public offering in November 2007 and our follow-on offering in April 2011. We raised aggregate gross proceeds of approximately $2.9 billion from our initial public offering, which closed in April 2011, and our follow-on offering, which closed in January 2013. From inception through December 31, 2017, we have also received proceeds from our Distribution Reinvestment Plan, or DRIP, of $676.0 million. Although we have substantially invested all of the proceeds from our offerings, we intend to continue to use our cash reserves and cash generated from operations to acquire, own, and manage a portfolio of commercial properties leased to a diversified group of companies primarily on a single-tenant, net-leased basis.

CPA:17 – Global 2017 10-K – 3

Our estimated net asset value per share, or NAV, as of December 31, 2016 was $10.11. See Significant Developments in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for more details regarding our NAV.

We have no employees. At December 31, 2017, our Advisor had 207 full-time employees who are available to perform services for us under our advisory agreement (Note 3).

Financial Information About Segments

We operate in two reportable business segments: Net Lease and Self Storage. Our Net Lease segment includes our domestic and foreign investments in net-leased properties, whether they are accounted for as operating or direct financing leases. Our Self Storage segment is comprised of our investments in self-storage properties. In addition, we have investments in loans receivable, commercial mortgage-backed securities, or CMBS, one hotel, and certain other properties, which are included in our All Other category. See Note 15 for financial information about our segments and geographic concentrations.

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

Our Portfolio

At December 31, 2017, our net lease portfolio was comprised of full or partial ownership interests in 411 properties, substantially all of which were fully-occupied and triple-net leased to 116 tenants, and totaled approximately 44.4 million square feet. In addition, our portfolio was comprised of full or majority ownership interests in 38 operating properties, including 37 self-storage properties and one hotel property, for an aggregate of approximately 2.7 million square feet. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Portfolio Overview for more information about our portfolio.

Asset Management

Our Advisor is generally responsible for all aspects of our operations, including selecting our investments, formulating and evaluating the terms of each proposed acquisition, arranging for the acquisition of the investment, negotiating the terms of borrowings, managing our day-to-day operations, and arranging for and negotiating sales of assets. With respect to our net-leased investments, asset management functions include entering into new or modified transactions to meet the evolving needs of current tenants, re-leasing properties, credit and real estate risk analysis, building expansions and redevelopments, refinancing debt and selling assets. With respect to our self-storage investments, asset management functions include engaging unaffiliated third parties for management of our investments, active oversight of property managers, credit and real estate risk analysis, refinancing debt, and selling assets.

CPA:17 – Global 2017 10-K – 4

Our Advisor monitors, on an ongoing basis, compliance by tenants with their lease obligations and other factors that could affect the financial performance of any of our properties. Monitoring involves verifying that each tenant has paid real estate taxes, assessments, and other expenses relating to the properties it occupies and confirming that appropriate insurance coverage is being maintained by the tenant. Our Advisor also utilizes third-party asset managers for certain domestic and international investments. Our Advisor reviews financial statements of our tenants and undertakes physical inspections of the condition and maintenance of our properties. Additionally, our Advisor periodically analyzes each tenant’s financial condition, the industry in which each tenant operates, and each tenant’s relative strength in its industry. With respect to other real estate-related assets such as debentures, mortgage loans, B Notes, and mezzanine loans, asset management operations include evaluating potential borrowers’ creditworthiness, operating history, and capital structure. With respect to any investments in CMBS or other mortgage-related instruments that we may make, our Advisor is responsible for selecting, acquiring, and facilitating the acquisition or disposition of such investments, including monitoring the portfolio on an ongoing basis. Our Advisor also monitors our portfolio to ensure that investments in equity and debt securities of companies engaged in real estate activities do not require us to register as an “investment company.”

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

One of our objectives is ultimately to provide our stockholders with the opportunity to obtain liquidity for their investments in us. We may provide liquidity for our stockholders through sales of assets (either on a portfolio basis or individually), a listing of our shares on a stock exchange, a merger (which may include a merger with one or more of the Managed REITs, WPC or its affiliates), an enhanced redemption program or another transaction approved by our board of directors. We are under no obligation to liquidate our portfolio within any particular period since the precise timing will depend on real estate and financial markets, economic conditions of the areas in which the properties are located, and tax effects on stockholders that may prevail in the future. Furthermore, there can be no assurance that we will be able to consummate a liquidity event. During the quarter ended September 30, 2017, our board of directors formed a special committee of independent directors to begin the process of evaluating possible liquidity alternatives for our shareholders. There can be no assurance as to the form or timing of any liquidity alternative or that any alternative will be pursued at all. We do not intend to discuss the evaluation process unless and until a particular alternative is selected. In the two most recent instances in which stockholders of non-traded REITs managed by our Advisor were provided with liquidity, Corporate Property Associates 15 Incorporated, or CPA:15, and Corporate Property Associates 16 – Global Incorporated, or CPA:16 – Global, merged with and into subsidiaries of WPC on September 28, 2012 and January 31, 2014, respectively. Prior to that, the liquidating entity merged with another, later-formed REIT managed by WPC, as with the merger of Corporate Property Associates 14 Incorporated with CPA:16 – Global on May 2, 2011.

Financing Strategies

Consistent with our investment policies, we use leverage when available on terms we believe are favorable. We will generally borrow in the same currency that is used to pay rent on the property. This enables us to hedge a significant portion of our currency risk on international investments. We, through the subsidiaries we form to make investments, will generally seek to borrow on a non-recourse basis and in amounts that we believe will maximize the return to our stockholders, although we also borrow on a recourse basis at the corporate level. The use of non-recourse mortgage financing may allow us to improve returns to our stockholders and to limit our exposure on any investment to the amount invested. Non-recourse indebtedness means the indebtedness of the borrower or its subsidiaries that is secured only by the assets to which such indebtedness relates without recourse to the borrower or any of its subsidiaries, other than in case of customary carve-outs for which the borrower or its subsidiaries acts as guarantor in connection with such indebtedness, such as fraud, misappropriation, misapplication of funds, environmental conditions, and material misrepresentation. Since non-recourse financing generally restricts the lender’s claim on the assets of the borrower, the lender generally may only take back the asset securing the debt, which protects our other assets. In some cases, particularly with respect to non-U.S. investments, the lenders may require that they have recourse to other assets owned by a subsidiary borrower, in addition to the asset securing the debt. Such recourse generally would not extend to the assets of our other subsidiaries. Lenders typically seek to include change of control provisions in the terms of a loan, making the termination or replacement of our Advisor, or the dissolution of our Advisor, events of default or events requiring the immediate repayment of the full outstanding balance of the loan. While we attempt through negotiations not to include such provisions, lenders may require them. During 2015, we entered into the Senior Credit Facility (Note 10) in order to increase financial flexibility and our range of capital sources. The Senior Credit Facility, which is unsecured, consists of a $200.0 million revolving credit facility, or the Revolver, and a $50.0 million delayed-draw term loan facility, or the Term Loan, and is

CPA:17 – Global 2017 10-K – 5

used for our working capital needs and for new investments, as well as for other general corporate purposes. The Senior Credit Facility is scheduled to mature on August 26, 2018, and may be extended by us for two 12-month periods.

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

Investment Strategies

Long-Term Net-Leased Assets

We invest primarily in income-producing commercial real estate properties that are, upon acquisition, improved or being developed or that are to be developed within a reasonable period after acquisition. A significant portion of our acquisitions are subject to long-term net leases, which require the tenant to pay substantially all of the costs associated with operating and maintaining the property. In analyzing potential investments, our Advisor reviews various aspects of a transaction, including the tenant and the underlying real estate fundamentals, to determine whether a potential investment and lease can be structured to satisfy our investment criteria. In evaluating net-leased transactions, our Advisor generally considers, among other things, the following aspects of each transaction:

Tenant/Borrower Evaluation — Our Advisor evaluates each potential tenant or borrower for its creditworthiness, typically considering factors such as management experience, industry position and fundamentals, operating history, and capital structure. Our Advisor also rates each asset based on its market, liquidity, and criticality to the tenant’s operations, as well as other factors that may be unique to a particular investment. Our Advisor seeks opportunities in which it believes the tenant may have a stable or improving credit profile or credit potential that has not been fully recognized by the market. Whether a prospective tenant or borrower is creditworthy is determined by our Advisor’s investment department and its independent investment committee, as described below. Our Advisor defines creditworthiness as a risk-reward relationship appropriate to its investment strategies, which may or may not coincide with ratings issued by the credit rating agencies. Our Advisor has a robust internal credit rating system and may designate a tenant as “implied investment grade” even if the credit rating agencies have not made a rating determination.

Our Advisor generally seeks investments in facilities that it believes are critical to a tenant’s current business and that it believes have a low risk of tenant default. Our Advisor rates each asset based on the asset’s market and liquidity and also based on how critical the asset is to the tenant’s operations. Our Advisor also evaluates the credit quality of our tenants utilizing an internal five-point credit rating scale, with one representing the highest credit quality (investment grade or equivalent) and five representing the lowest (bankruptcy or foreclosure). Investment grade ratings are provided by third-party rating agencies, such as Standard & Poor’s Ratings Services or Moody’s Investors Service, although our Advisor may determine that a tenant is equivalent to investment grade even if the credit rating agencies have not made that determination. As of December 31, 2017, we had 12 tenants that were rated investment grade. Ratings for other tenants are generated internally utilizing metrics such as interest coverage and debt-to-earnings before interest, taxes, depreciation, and amortization, or EBITDA. These metrics are computed internally based on financial statements obtained from each tenant on a quarterly basis. Under the terms of our lease agreements, tenants are generally required to provide us with periodic financial statements. As of December 31, 2017, we had 103 below-investment grade tenants, with a weighted-average credit rating of 3.4. The aforementioned credit rating data does not include our multi-tenant and operating properties.

Properties Critical to Tenant/Borrower Operations — Our Advisor generally focuses on properties that it believes are critical to the ongoing operations of the tenant. Our Advisor believes that these properties generally provide better protection, particularly in the event of a bankruptcy, since a tenant/borrower is less likely to risk the loss of a critically important lease or property in a bankruptcy proceeding or otherwise.

CPA:17 – Global 2017 10-K – 6

Diversification — Our Advisor attempts to diversify our portfolio to avoid undue dependence on any one particular tenant, borrower, collateral type, geographic location, or industry. By diversifying the portfolio, our Advisor seeks to reduce the adverse effect of a single under-performing investment or a downturn in any particular industry or geographic region. While our Advisor has not endeavored to maintain any particular standard of diversity in our owned portfolio, we believe that it is reasonably well-diversified. Our Advisor also assesses the relative risk of our portfolio on a quarterly basis.

Lease Terms — Generally, the net-leased properties in which we invest will be leased on a full-recourse basis to the tenants or their affiliates. In addition, our Advisor seeks to include a clause in each lease that provides for increases in rent over the term of the lease. These increases are either fixed (i.e., mandated on specific dates) or tied to increases in inflation indices (e.g., the CPI or other similar indices in the jurisdiction where the property is located), but may contain caps or other limitations, either on an annual or overall basis. In the case of retail stores and hotels, the lease may provide for participation in gross revenues of the tenant above a stated level, which we refer to as percentage rent.

Real Estate Evaluation — Our Advisor reviews and evaluates the physical condition of the property and the market in which it is located. Our Advisor considers a variety of factors, including current market rents, replacement cost, residual valuation, property operating history, demographic characteristics of the location and accessibility, competitive properties, and suitability for re-leasing. Our Advisor obtains third-party environmental and engineering reports and market studies when required. When considering an investment outside the United States, our Advisor will also consider factors particular to a country or region, including geopolitical risk, in addition to the risks normally associated with real property investments.

Transaction Provisions to Enhance and Protect Value — Our Advisor attempts to include provisions in our leases it believes may help to protect our investment from changes in the tenant’s operating and financial characteristics, which may affect the tenant’s ability to satisfy its obligations to us or reduce the value of our investment. Such provisions include covenants requiring our consent for certain activities, requiring indemnification protections and/or security deposits, and requiring the tenant to satisfy specific operating tests. Our Advisor may also seek to enhance the likelihood that a tenant will satisfy their lease obligations through a letter of credit or guaranty from the tenant’s parent or other entity. Such credit enhancements, if obtained, provide us with additional financial security. However, in markets where competition for net-leased transactions is strong, some or all of these lease provisions may be difficult to obtain. In addition, in some circumstances, tenants may retain the option to repurchase the property typically at the greater of the contract purchase price or the fair market value of the property at the time the option is exercised.

Operating Real Estate and Other

Our operating real estate portfolio is comprised of 37 self-storage properties and one hotel property. As of December 31, 2017, these properties were managed by third parties that receive management fees.

Self-Storage and Hotel Investments — Our Advisor combines a rigorous underwriting process and active oversight of property managers with a goal to generate attractive risk-adjusted returns. We had full ownership interests in 37 self-storage properties and majority ownership of one hotel as of December 31, 2017.

Other Equity Enhancements — Our Advisor may attempt to obtain equity enhancements in connection with transactions. These equity enhancements may involve warrants exercisable at a future time to purchase stock of the tenant or borrower or their parent. If warrants are obtained and become exercisable, and if the value of the stock subsequently exceeds the exercise price of the warrant, equity enhancements can help us to achieve our goal of increasing investor returns.

CPA:17 – Global 2017 10-K – 7

Other Real Estate-Related Assets

We have acquired or may in the future acquire other real estate assets, including, but not limited to, the following:

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

•
Mezzanine Loans — We have invested in, and may continue to invest in, mezzanine loans that take the form of subordinated loans secured by second mortgages on the underlying property or loans secured by a pledge of the ownership interests in the entity that directly or indirectly owns the property.

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

Transactions with Affiliates

We have entered, and expect in the future to enter, into transactions with our affiliates, including other CPA REITs and our Advisor or its affiliates, if we believe that doing so is consistent with our investment objectives and we comply with our investment policies and procedures. These transactions typically take the form of equity investments in jointly owned entities, direct purchases of assets, mergers, or other types of transactions. Joint ventures with affiliates of WPC are permitted only if:

•
a majority of our directors (including a majority of our independent directors) not otherwise interested in the transaction approve the allocation of the transaction among the affiliates as being fair and reasonable to us; and

•	the affiliate makes its investment on substantially the same terms and conditions as us.

Investment Decisions

Our Advisor’s investment department, under the oversight of its chief investment officer, is primarily responsible for evaluating, negotiating, and structuring potential investment opportunities for the CPA REITs and WPC. Our Advisor also has an independent investment committee that provides services to the CPA REITs, CESH I, and WPC. Before an investment is made on our behalf, the transaction is reviewed by the investment committee. The independent investment committee is not directly involved in originating or negotiating potential investments, but instead functions as a separate and final step in the investment process. Our Advisor places special emphasis on having experienced individuals serve on its investment committee. Subject to limited exceptions, our Advisor generally will not invest in a transaction on our behalf unless it is approved by the investment committee.

The investment committee has developed policies that permit some investments to be made on our behalf without committee approval. Under current policy, certain investments may be approved by either the chairman of the investment committee or the Advisor’s chief investment officer. Additional such delegations may be made in the future, at the discretion of the investment committee.

CPA:17 – Global 2017 10-K – 8

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

We may also compete for investment opportunities with WPC and the other Managed Programs. Our Advisor has undertaken in the advisory agreement to use its best efforts to present investment opportunities to us and to provide us with a continuing and suitable investment program. Our Advisor follows allocation guidelines set forth in the advisory agreement when allocating investments among us, WPC, the other Managed Programs, and entities that our Advisor may manage in the future. Each quarter, our independent directors review the allocations made by our Advisor during the most recently completed quarter. Compliance with the allocation guidelines is one of the factors that our independent directors expect to consider when deciding whether to renew the advisory agreement each year.

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

CPA:17 – Global 2017 10-K – 9

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

The price of shares being offered through our DRIP is determined by our board of directors based upon our NAV from time to time and may not be indicative of the price at which the shares would trade if they were listed on an exchange or actively traded by brokers.

The price of the shares currently being offered through our DRIP was determined by our board of directors in the exercise of its business judgment based upon our NAV from time to time. The valuation methodologies underlying our estimated NAV involve subjective judgments. Valuations of real properties do not necessarily represent the price at which a willing buyer would purchase our properties; therefore, there can be no assurance that we would realize the values underlying our NAV if we were to sell our assets and distribute the net proceeds to our stockholders. In addition, the values of our assets and debt are likely to fluctuate over time. This price may not be indicative of (i) the price at which shares would trade if they were listed on an exchange or actively traded by brokers, (ii) the proceeds that a stockholder would receive if we were liquidated or dissolved, or (iii) the value of our portfolio at the time you were able to dispose of your shares.

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

In the past, our distributions have exceeded, and may in the future exceed, our cash flow from operating activities and our earnings.

Over the life of our company, the regular quarterly cash distributions we pay are expected to be principally sourced from cash flow from operating activities as determined in accordance with U.S. generally accepted accounting principles, or GAAP. Although for the year ended December 31, 2017 and since inception, we funded all of these distributions from GAAP cash flow from operating activities, there can be no assurance that our GAAP cash flow from operating activities will be sufficient to cover our future distributions. If our properties are not generating sufficient cash flow or our other expenses require it, we may need to use other sources of funds, such as proceeds from asset sales or borrowings, to fund distributions in order to satisfy REIT requirements. If we fund distributions from borrowings, such financing will incur interest costs and need to be repaid. The portion of our distributions that exceed our earnings and profits may represent a return of capital to our stockholders.

CPA:17 – Global 2017 10-K – 10

Stockholders’ equity interests may be diluted.

Our stockholders do not have preemptive rights to any shares of common stock issued by us in the future. Therefore, if we (i) sell shares of common stock in the future, including those issued pursuant to our DRIP, (ii) issue shares of common stock to our independent directors or to our Advisor and its affiliates for payment of fees in lieu of cash, or (iii) issue additional common stock or other securities that are convertible into our common stock, then existing stockholders and investors that purchased their shares in our initial public offering will experience dilution of their percentage ownership in us. Depending on the terms of such transactions, most notably the offering price per share, which may be less than the price paid per share in our initial public offering, and the value of our properties and other investments, existing stockholders might also experience a dilution in the book value per share of their investment in us.

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

Our charter requires that our independent directors review our investment policies at least annually to determine that the policies are in the best interest of our stockholders. These policies may change over time and may also vary as new investment techniques are developed. Except as otherwise provided in our charter, our investment policies, the methods for their implementation, as well as our other objectives, policies, and procedures, may be altered by a majority of our directors (including a majority of the independent directors), without the approval of our stockholders. As a result, the nature of your investment could change without your consent. Material changes in our investment focus will be described in our periodic reports filed with the SEC; however, these reports would typically be filed after changes in our investment focus have been made, and in some cases, several months after such changes. A change in our investment strategy may, among other things, increase our exposure to interest rate risk, default risk, and commercial real property market fluctuations, all of which could materially adversely affect our ability to achieve our investment objectives.

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

CPA:17 – Global 2017 10-K – 11

We have invested in, and may continue to invest in, assets outside our Advisor’s core expertise and incur losses as a result.

We are not restricted in the types of investments we may make. We have invested in, and may continue to invest in, assets outside our Advisor’s core expertise of long-term, net-leased properties and self-storage. Our Advisor may not be as familiar with the potential risks of investments outside net-leased properties and self-storage. If we continue to invest in assets outside our Advisor’s core expertise, our Advisor’s reduced experience level could result in diminished investment performance, which in turn could adversely affect our revenues, NAV, and distributions to our stockholders.

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

In the event of a merger or other extraordinary corporate transaction in which our advisory agreement is terminated and an affiliate of WPC does not replace Carey Asset Management Corp. as our Advisor, the Operating Partnership must either repurchase all or a portion of Carey Holdings’ special general partner interest in our Operating Partnership at the value described in the immediately preceding risk factor or obtain Carey Holdings’ consent to the merger. This obligation may deter a transaction in which we are not the surviving entity. This deterrence may limit the opportunity for stockholders to receive a premium for their shares that might otherwise exist if a third party attempted to acquire us through a merger or other extraordinary corporate transaction.

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

CPA:17 – Global 2017 10-K – 12

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

We delegate our management functions to our Advisor, for which it earns fees pursuant to the advisory agreement. Although at least a majority of our board of directors must be independent, we have limited independence from our Advisor due to the delegation of management functions. As part of its management duties, our Advisor manages our business and selects our investments. Our Advisor and its affiliates have potential conflicts of interest in their dealings with us. Circumstances under which a conflict could arise between us and our Advisor and its affiliates include:

•
our Advisor is compensated for certain transactions on our behalf (e.g., acquisitions of investments and sales), which may cause our Advisor to engage in transactions that generate higher fees, rather than transactions that are more appropriate or beneficial for our business;

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

CPA:17 – Global 2017 10-K – 13

We face competition from our Advisor and its affiliates in the purchase, sale, lease, and operation of properties.

WPC and its affiliates specialize in providing lease financing services to corporations. WPC and CPA:18 – Global have investment policies and return objectives that are similar to ours and they, as well as the other Managed Programs, are actively seeking investment opportunities. Therefore, WPC and its affiliates, including CPA:18 – Global, may compete with us with respect to properties; potential purchasers, sellers, and lessees of properties; and mortgage financing for properties. We do not have a non-competition agreement with WPC or the other Managed Programs. In addition, some of the Managed Programs may be focused specifically on particular types of investments and receive preference in the allocation of those types of investments.

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

In the future, our board of directors may consider internalizing the functions currently performed for us by our Advisor by, among other methods, acquiring our Advisor. The method by which we could internalize these functions could take many forms. There is no assurance that internalizing our management functions will be beneficial to us and our stockholders. There is also no assurance that the key employees of our Advisor who perform services for us would elect to work directly for us, instead of remaining with our Advisor or another affiliate of WPC. An acquisition of our Advisor could also result in dilution of your interests as a stockholder and could reduce earnings per share. Additionally, we may not realize the perceived benefits, be able to properly integrate a new staff of managers and employees, or be able to effectively replicate the services provided previously by our Advisor. Internalization transactions, including the acquisition of advisors or property managers affiliated with entity sponsors, have also, in some cases, been the subject of litigation. Even if these claims are without merit, we could be forced to spend significant resources defending claims, which would reduce the amount of funds available for us to invest in properties or other investments and to pay distributions. All of these factors could have a material adverse effect on our results of operations, financial condition, and ability to pay distributions.

CPA:17 – Global 2017 10-K – 14

We could be adversely affected if our Advisor sold, transferred or otherwise discontinued its investment management business.

If WPC were to sell or otherwise transfer its advisory business to another Managed Program, we could be adversely affected because our Advisor could be incentivized to make decisions regarding investment allocation, asset management, liquidity transactions, and other matters that are more favorable to its Managed Program owner than to us. In addition, if WPC discontinued its investment management business entirely, we would have to find a new Advisor, who may not be familiar with our company, may not provide the same level of services as our Advisor, and may charge fees that are higher than the fees we pay to our Advisor, all of which may materially adversely affect our performance and delay or otherwise negatively impact our ability to effect a liquidity event. If we terminate the advisory agreement and repurchase the Special General Partner’s interest in our Operating Partnership, which we would have the right to do in such circumstances, the costs to us could be substantial and we may have difficulty finding a replacement advisor that would perform at a level at least as high as that of our Advisor. As of June 30, 2017, WPC exited non-traded retail fundraising activities and no longer sponsors new investment programs, although it currently expects to continue serving as our Advisor through the end of our life cycle.

The value of our real estate is subject to fluctuation.

We are subject to all of the general risks associated with the ownership of real estate. While the revenues from our leases are not directly dependent upon the value of the real estate owned, significant declines in real estate values could adversely affect us in many ways, including a decline in the residual values of properties at lease expiration, possible lease abandonments by tenants, and a decline in the attractiveness of triple-net lease transactions to potential sellers. We also face the risk that lease revenue will be insufficient to cover all corporate operating expenses and debt service payments we incur. General risks associated with the ownership of real estate include:

•	adverse changes in general or local economic conditions;

•	changes in the supply of, or demand for, similar or competing properties;

•	changes in interest rates and operating expenses;

•	competition for tenants;

•	changes in market rental rates;

•	inability to lease or sell properties upon termination of existing leases;

•	renewal of leases at lower rental rates;

•	inability to collect rents from tenants due to financial hardship, including bankruptcy;

•	changes in tax, real estate, zoning, or environmental laws that adversely impact the value of real estate;

•	failure to comply with federal, state, and local legal and regulatory requirements, including the Americans with Disabilities Act or fire and life-safety requirements;

•	uninsured property liability, property damage, or casualty losses;

•	unexpected expenditures for capital improvements or to bring properties into compliance with applicable federal, state, and local laws;

•	exposure to environmental losses;

•	changes in foreign exchange rates; and

•	force majeure and other factors beyond the control of our management.

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

CPA:17 – Global 2017 10-K – 15

Our participation in joint ventures creates additional risk.

We have participated, and may in the future participate, in joint ventures to purchase assets together with CPA: 18 - Global, WPC and its other affiliates, and/or third parties. There are additional risks involved in joint venture transactions, including acquisitions, development and construction of real estate, or ADC Arrangements, that we determine are similar to joint venture transactions. As a co-investor in a joint venture, we would not be in a position to exercise sole decision-making authority relating to the property, the joint venture, or our investment partner. In addition, there is the potential that our joint venture partner may become bankrupt or that we may have diverging or inconsistent economic or business interests. These diverging interests could, among other things, expose us to liabilities in the joint venture in excess of our proportionate share of those liabilities. The partition rights of each owner in a jointly owned property could reduce the value of each portion of the divided property. In addition, the fiduciary obligation that our Advisor or members of our board of directors may owe to our partner in an affiliated transaction may make it more difficult for us to enforce our rights.

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

A lease is classified by a tenant as a capital lease if the significant risks and rewards of ownership are considered to reside with the tenant. Under capital lease accounting for a tenant, both the leased asset and liability are reflected on their balance sheet. If the lease does not meet any of the criteria for a capital lease, the lease is considered an operating lease by the tenant and the obligation does not appear on the tenant’s balance sheet; rather, the contractual future minimum payment obligations are only disclosed in the footnotes thereto. Thus, entering into an operating lease can appear to enhance a tenant’s balance sheet in comparison to direct ownership. In the first quarter of 2016, both the Financial Accounting Standards Board and the International Accounting Standards Board issued new standards on lease accounting that bring most leases, both existing and new, onto the balance sheet for lessees. For lessors, however, the accounting remains largely unchanged and the distinction between operating and finance leases continues. The new standards also replace existing sale-leaseback guidance with new models applicable to both lessees and lessors. These changes impact most companies but are particularly applicable to those that are significant users of real estate. The standards outlined a completely new model for accounting by lessees, whereby their rights and obligations under most leases, existing and new, would be capitalized and recorded on the balance sheet. For some companies, the new accounting guidance may influence whether, or the extent to which, they will enter into the type of sale-leaseback transactions in which we specialize.

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

CPA:17 – Global 2017 10-K – 16

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

CPA:17 – Global 2017 10-K – 17

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

We have invested, and may continue to invest in, properties located outside the United States. At December 31, 2017, our directly owned real estate properties located outside of the United States represented 46% of consolidated contractual minimum annualized base rent, or ABR. These investments may be affected by factors particular to the local jurisdiction where the property is located and may expose us to additional risks, including:

•
enactment of laws relating to the foreign ownership of property (including expropriation of investments), or laws and regulations relating to our ability to repatriate invested capital, profits, or cash and cash equivalents back to the United States;

•	legal systems where the ability to enforce contractual rights and remedies may be more limited than under U.S. law;

•
difficulty in complying with conflicting obligations in various jurisdictions and the burden of complying with a wide variety of foreign laws, which may be more stringent than U.S. laws (including land use, zoning, and environmental laws) including the General Data Protection Regulation in the European Union that becomes effective on May 25, 2018;

•
tax requirements vary by country and existing foreign tax laws and interpretations may change (e.g., the on-going implementation of the European Union’s Anti-Tax Avoidance Directive), which may result in additional taxes on our international investments;

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

Economic conditions and regulatory changes leading up to and following the United Kingdom’s exit from the European Union could have a material adverse effect on our business and results of operations.

Following a referendum in which voters in the United Kingdom approved an exit from the European Union, on March 29, 2017, the United Kingdom invoked Article 50 of the Treaty on European Union and initiated the process to leave the European Union (a process commonly referred to as “Brexit”). Given the ongoing negotiations to determine the terms of the United Kingdom’s future relationship with the European Union, we cannot predict how the Brexit process will be implemented and are continuing to assess the potential impact, if any, of these events on our operations, financial condition, and results of operations.

CPA:17 – Global 2017 10-K – 18

The announcement of Brexit caused significant volatility in global stock markets and currency exchange rate fluctuations. As described elsewhere in this Report, we own real estate in foreign jurisdictions, including the United Kingdom and European countries, and we translate revenue denominated in foreign currency into U.S. dollars for our financial statements. During periods of a strengthening U.S. dollar, our reported international lease revenue is reduced because foreign currencies translate into fewer U.S. dollars.

The longer-term effects of Brexit will depend on the agreements that the United Kingdom makes to retain access to European Union markets, either during the transitional period or more permanently. The real estate industry faces substantial uncertainty regarding the impact of Brexit. Adverse consequences could include, but are not limited to: global economic uncertainty and deterioration, volatility in currency exchange rates, adverse changes in regulation of the real estate industry, disruptions to the markets we invest in and the tax jurisdictions we operate in (which may adversely impact tax benefits or liabilities in these or other jurisdictions), and/or negative impacts on the operations and financial conditions of our tenants. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which European Union laws to replace or replicate. Any of these effects of Brexit, among others, could have a material negative impact on our operations, financial condition and results of operations.

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

CPA:17 – Global 2017 10-K – 19

Our level of indebtedness and the limitations imposed on us by our debt agreements could have significant adverse consequences.

Our consolidated indebtedness as of December 31, 2017 was approximately $2.0 billion, representing a leverage ratio (total debt less cash to EBITDA) of approximately 6.1. This consolidated indebtedness was comprised of (i) $1.8 billion in mortgages and (ii) $101.9 million outstanding under our Senior Credit Facility. Our level of indebtedness and the limitations imposed by our debt agreements (including the credit agreement for our Senior Credit Facility), could have significant adverse consequences, including the following:

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

Most of our properties are occupied by a single tenant; therefore, the success of our investments is materially dependent on the financial stability of these tenants. Revenues from several of our tenants/guarantors constitute a significant percentage of our revenues. For the year ended December 31, 2017, our five largest tenants/guarantors represented approximately 33% of our total consolidated revenue. Lease payment defaults by tenants could negatively impact our net income and reduce the amounts available for distribution to our stockholders. As some of our tenants may not have a recognized credit rating, these tenants may have a higher risk of lease defaults than tenants with a recognized credit rating. In addition, the bankruptcy or default of a tenant could cause the loss of lease payments as well as an increase in the costs incurred to carry the property until it can be re-leased or sold. We have had, and may in the future have, tenants file for bankruptcy protection. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-leasing our property. If a lease is terminated, there is no assurance that we will be able to re-lease the property for the rent previously received or sell the property without incurring a loss.

CPA:17 – Global 2017 10-K – 20

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

In addition, in circumstances where the bankruptcy laws of the United States are considered to be more favorable to debtors and/or their reorganization, entities that are not ordinarily perceived as U.S. entities may seek to take advantage of U.S. bankruptcy laws (an entity would be eligible to be a debtor under the U.S. bankruptcy laws if it had a domicile (state of incorporation or registration), place of business, or assets in the United States). If a tenant became a debtor under U.S. bankruptcy laws, it would then have the option of assuming or rejecting any unexpired lease. As a general matter, after the commencement of bankruptcy proceedings and prior to assumption or rejection of an expired lease, U.S. bankruptcy laws provide that, until such unexpired lease is assumed or rejected, the tenant or its trustee must perform the tenant’s obligations under the lease in a timely manner. However, under certain circumstances, the time period for performance of such obligations may be extended by an order of the bankruptcy court. We and certain of the other CPA programs previously managed by our Advisor have had tenants file for bankruptcy protection and have been involved in bankruptcy-related litigation (including with several international tenants). Historically, four of the seventeen CPA programs managed by our Advisor temporarily reduced the rate of distributions to their investors as a result of adverse developments involving tenants. Highly leveraged tenants that experience downturns in their operating results due to adverse changes to their business or economic conditions may have a higher possibility of filing for bankruptcy or insolvency.

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

We have in the past acquired, and may in the future acquire undeveloped land or partially developed buildings in order to construct build-to-suit facilities for a prospective tenant. The primary risks of build-to-suit projects are the potential for failing to meet an agreed-upon delivery schedule and cost-overruns, which may, among other things, cause total project costs to exceed the original budget and may depress our NAV until the projects come online. While some prospective tenants will bear these risks, we may be required to bear these risks in other instances, which means that (i) we may have to advance funds to cover cost-overruns that we would not be able to recover through increased rent payments or (ii) that we may experience delays in the project that delay commencement of rent. We will attempt to minimize these risks through guaranteed maximum price contracts, review of contractor financials, and completing plans and specifications prior to commencement of construction. The incurrence of the additional costs described above or any non-occupancy by a prospective tenant upon completion may reduce the project’s and our portfolio’s returns or result in losses, which may adversely affect our NAV.

CPA:17 – Global 2017 10-K – 21

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

A decrease in the demand for self-storage space would likely have an adverse effect on revenues from our operating portfolio. Demand for self-storage space has been and could be adversely affected by weakness in national, regional, and local economies; changes in supply of, or demand for, similar or competing self-storage facilities in an area; and the excess amount of self-storage space in a particular market. To the extent that any of these conditions occur, they are likely to affect market rents for self-storage space, which could cause a decrease in our revenues. For the year ended December 31, 2017, revenue generated from our self-storage investments represented approximately 8% of total revenue.

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

Certain types of the properties we own and may acquire, such as self-storage properties, typically have short-term leases (generally one year or less) with tenants. There is no assurance that we will be able to renew these leases as they expire or attract replacement tenants on comparable terms, if at all.

Potential liability for environmental matters could adversely affect our financial condition.

Our properties are currently invested, and we expect to continue to invest, in real properties historically used for industrial, manufacturing, and other commercial purposes, and some of our tenants may handle hazardous or toxic substances, generate hazardous wastes, or discharge regulated pollutants to the environment. We therefore may own properties that have known or potential environmental contamination as a result of historical or ongoing operations. Buildings and structures on the properties we purchase may have known or suspected asbestos-containing building materials. We may invest in properties located in countries that have adopted laws or observe environmental management standards that are less stringent than those generally followed in the United States, which may pose a greater risk that releases of hazardous or toxic substances have occurred.

CPA:17 – Global 2017 10-K – 22

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

We and our independent property operators rely on information technology in our operations, and any material failure, inadequacy, interruption, or security failure of that technology could harm our business.

We and our independent property operators rely on information technology networks and systems, including the Internet, to process, transmit, and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personal identifying information, billing, and operating data. We purchase some of our information technology from third-party vendors and we rely on commercially available systems, software, tools, and monitoring to provide security for processing, transmission, and storage of confidential information. It is possible that our safety and security measures will not be able to prevent improper system functions, damage, or the improper access or disclosure of personally identifiable information. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers, and similar breaches, can create system disruptions, shutdowns, or unauthorized disclosure of confidential information. Any failure to maintain proper function, security, and availability of our information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties, and could have a material adverse effect on our business, financial condition, and results of operations.

The occurrence of cyber incidents to our Advisor, or a deficiency in our Advisor’s cyber security, could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity, or availability of information resources. More specifically, a cyber incident could be (i) an intentional attack, which could include gaining unauthorized access to systems to disrupt operations, corrupt data, or steal confidential information; or (ii) an unintentional accident or error. As our Advisor’s reliance on technology has increased, so have the risks posed to our Advisor’s systems, both internal and outsourced. Our Advisor may also store or come into contact with sensitive information and data. If our Advisor or its partners fail to comply with applicable privacy or data security laws in handling this information, including the new General Data Protection Regulation in the European Union, we could face significant legal and financial exposure to claims of governmental agencies and parties whose privacy is compromised. The three primary risks that could directly result from the occurrence of a cyber incident include operational interruption, damage to our relationship with our tenants, and private data exposure. We and our Advisor maintain insurance intended to cover some of these risks, but it may not be sufficient to cover the losses from any future breaches of our Advisor’s systems. Our Advisor has implemented processes, procedures, and controls to help mitigate these risks, but these measures, as well as our and our Advisor’s increased awareness of a risk of a cyber incident, do not guarantee that our financial results will not be negatively impacted by such an incident.

CPA:17 – Global 2017 10-K – 23

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

Our directors and officers have duties to us and our stockholders under Maryland law in connection with their management of us. At the same time, our Operating Partnership was formed in Delaware and we, as general partner, have duties under Delaware law to our Operating Partnership and any other limited partners in connection with our management of our Operating Partnership. Our duties as general partner of our Operating Partnership may come into conflict with the duties of our directors and officers to us and our stockholders.

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

In addition, the partnership agreement expressly limits our liability by providing that we and our officers, directors, agents, employees, and designees will not be liable or accountable to our Operating Partnership for losses sustained, liabilities incurred, or benefits not derived if we or our officers, directors, agents, employees, or designees, as the case may be, acted in good faith. Furthermore, our Operating Partnership is required to indemnify us and our officers, directors, agents, employees, and designees to the extent permitted by applicable law from, and against, any and all claims arising from operations of our Operating Partnership, unless it is established that: (i) the act or omission was committed in bad faith, was fraudulent, or was the result of active and deliberate dishonesty; (ii) the indemnified party actually received an improper personal benefit in money, property, or services; or (iii) in the case of a criminal proceeding, the indemnified person had reasonable cause to believe that the act or omission was unlawful. These limitations on liability do not supersede the indemnification provisions of our charter.

CPA:17 – Global 2017 10-K – 24

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

CPA:17 – Global 2017 10-K – 25

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

If, in any taxable year, we fail to qualify for taxation as a REIT and are not entitled to relief under the Internal Revenue Code, we will:

•	not be allowed a deduction for distributions to stockholders in computing our taxable income;

•	be subject to federal and state income tax, including any applicable alternative minimum tax for taxable years ending prior to January 1, 2018, on our taxable income at regular corporate rates; and

•	be barred from qualifying as a REIT for the four taxable years following the year when we were disqualified.

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

CPA:17 – Global 2017 10-K – 26

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

To qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders, and the ownership of our common stock. Compliance with these tests will require us to refrain from certain activities and may hinder our ability to make certain attractive investments, including the purchase of non-qualifying assets, the expansion of non-real estate activities, and investments in the businesses to be conducted by our taxable REIT subsidiaries, or TRSs, thereby limiting our opportunities and the flexibility to change our business strategy. Furthermore, acquisition opportunities in domestic and international markets may be adversely affected if we need or require target companies to comply with certain REIT requirements prior to closing on acquisitions.

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

CPA:17 – Global 2017 10-K – 27

We use TRSs, which may cause us to fail to qualify as a REIT.

To qualify as a REIT for federal income tax purposes, we hold our non-qualifying REIT assets and conduct our non-qualifying REIT income activities in or through TRSs. The net income of our TRSs is not required to be distributed to us and income that is not distributed to us will generally not be subject to the REIT income distribution requirement. However, there may be limitations on our ability to accumulate earnings in our TRSs and the accumulation or reinvestment of significant earnings in our TRSs could result in adverse tax treatment. In particular, if the accumulation of cash in our TRSs causes the fair market value of our TRS interests and certain other non-qualifying assets to exceed 20% of the fair market value of our assets (or 25% for tax years beginning after July 30, 2008 and before December 31, 2017), we would lose tax efficiency and could potentially fail to qualify as a REIT.

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

Overall, no more than 20% of the value of a REIT’s gross assets (25% for tax years beginning after July 30, 2008 and before December 31, 2017), may consist of interests in TRSs; compliance with this limitation could limit our ability to grow our portfolio. In addition, the Internal Revenue Code limits the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The Internal Revenue Code also imposes a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. We will monitor the value of investments in our TRSs in order to ensure compliance with TRS ownership limitations and will structure our transactions with our TRSs on terms that we believe are arm’s-length to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the TRS ownership limitation or be able to avoid application of the 100% excise tax.

Dividends payable by REITs do not qualify for the reduced tax rates on dividend income from C corporations, which could adversely affect the value of our common stock.

The maximum U.S. federal income tax rate for certain qualified dividends payable by C corporations to U.S. stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, are generally not eligible for the reduced qualified dividend rate. However, for taxable years beginning after December 31, 2017 and before January 1, 2026, under the recently enacted Tax Cuts and Jobs Act, noncorporate taxpayers may deduct up to 20% of certain qualified business income, including “qualified REIT dividends” (generally, dividends received by a REIT shareholder that are not designated as capital gain dividends or qualified dividend income), subject to certain limitations, resulting in an effective maximum U.S. federal income tax rate of 29.6% on such income. Although the reduced U.S. federal income tax rate applicable to qualified dividends from C corporations does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends, together with the recently reduced corporate tax rate (21%), could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock.

CPA:17 – Global 2017 10-K – 28

Even if we continue to qualify as a REIT, certain of our business activities will be subject to corporate level income tax and foreign taxes, which will continue to reduce our cash flows, and we will have potential deferred and contingent tax liabilities.

Even if we qualify for taxation as a REIT, we may be subject to certain (i) federal, state, local, and foreign taxes on our income and assets, including alternative minimum taxes for taxable years ending prior to January 1, 2018; (ii) taxes on any undistributed income and state, local, or foreign income; and (iii) franchise, property, and transfer taxes. In addition, we could be required to pay an excise or penalty tax under certain circumstances in order to utilize one or more relief provisions under the Internal Revenue Code to maintain qualification for taxation as a REIT, which could be significant in amount.

Any TRS assets and operations would continue to be subject, as applicable, to federal and state corporate income taxes and to foreign taxes in the jurisdictions in which those assets and operations are located. Any of these taxes would decrease our earnings and our cash available for distributions to stockholders.

We will also be subject to a federal corporate level tax at the highest regular corporate rate (currently 21% for year 2018) on all or a portion of the gain recognized from a sale of assets formerly held by any C corporation that we acquire on a carry-over basis transaction occurring within a five-year period after we acquire such assets, to the extent the built-in gain based on the fair market value of those assets on the effective date of the REIT election is in excess of our then tax basis. The tax on subsequently sold assets will be based on the fair market value and built-in gain of those assets as of the beginning of our holding period. Gains from the sale of an asset occurring after the specified period will not be subject to this corporate level tax. We expect to have only a de minimis amount of assets subject to these corporate tax rules and do not expect to dispose of any significant assets subject to these corporate tax rules.

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

CPA:17 – Global 2017 10-K – 29

Recent changes to U.S. tax laws could have a negative impact on our business.

On December 22, 2017, the President signed a tax reform bill into law, referred to herein as the “Tax Cuts and Jobs Act,” which among other things:

•	reduces the corporate income tax rate from 35% to 21% (including with respect to our TRSs);

•
reduces the rate of U.S. federal withholding tax on distributions made to non-U.S. shareholders by a REIT that are attributable to gains from the sale or exchange of U.S. real property interests from 35% to 21%;

•	allows for an immediate 100% deduction of the cost of certain capital asset investments (generally excluding real estate assets), subject to a phase-down of the deduction percentage over time;

•
changes the recovery periods for certain real property and building improvements (e.g. to 15 years for qualified improvement property under the modified accelerated cost recovery system, to 30 years (previously 40 years) for residential real property, and 20 years (previously 40 years) for qualified improvement property under the alternative depreciation system);

•
restricts the deductibility of interest expense by businesses (generally, to 30% of the business’s adjusted taxable income) except, among others, real property businesses electing out of such restriction; generally, we expect our business to qualify as such a real property business, but businesses conducted by our TRSs may not qualify, and we have not yet determined whether our subsidiaries can and/or will make such an election;

•	requires the use of the less favorable alternative depreciation system to depreciate real property in the event a real property business elects to avoid the interest deduction restriction above;

•	restricts the benefits of like-kind exchanges that defer capital gains for tax purposes to exchanges of real property;

•
permanently repeals the “technical termination” rule for partnerships, meaning sales or exchanges of the interests in a partnership will be less likely to, among other things, terminate the taxable year of, and restart the depreciable lives of assets held by, such partnership for tax purposes;

•
requires accrual method taxpayers to take certain amounts in income no later than the taxable year in which such income is taken into account as revenue in an applicable financial statement prepared under GAAP, which, with respect to certain leases, could accelerate the inclusion of rental income;

•	eliminates the federal corporate alternative minimum tax;

•
implements a one-time deemed repatriation tax on corporate profits (at a rate of 15.5% on cash assets and 8% on non-cash assets) held offshore, which profits are not taken into account for purposes of the REIT gross income tests;

•	reduces the highest marginal income tax rate for individuals to 37% from 39.6% (excluding, in each case, the 3.8% Medicare tax on net investment income);

•
generally allows a deduction for individuals equal to 20% of certain income from pass-through entities, including ordinary dividends distributed by a REIT (excluding capital gain dividends and qualified dividend income), generally resulting in a maximum effective federal income tax rate applicable to such dividends of 29.6% compared to 37% (excluding, in each case, the 3.8% Medicare tax on net investment income); and

•
limits certain deductions for individuals, including deductions for state and local income taxes, and eliminates deductions for miscellaneous itemized deductions (including certain investment expenses).

As a REIT, we are required to distribute at least 90% of our taxable income to our shareholders annually. As a result of the changes to U.S. federal tax laws implemented by the Tax Cuts and Jobs Act, our taxable income and the amount of distributions to our stockholders required to maintain our REIT status, as well as our relative tax advantage as a REIT, could change.

The Tax Cuts and Jobs Act is a complex revision to the U.S. federal income tax laws with impacts on different categories of taxpayers and industries, which will require subsequent rulemaking and interpretation in a number of areas. In addition, many provisions in the Tax Cuts and Jobs Act, particularly those affecting individual taxpayers, expire at the end of 2025. The long-term impact of the Tax Cuts and Jobs Act on the overall economy, government revenues, our tenants, us, and the real estate industry cannot be reliably predicted at this time. Furthermore, the Tax Cuts and Jobs Act may negatively impact certain of our tenants’ operating results, financial condition, and future business plans. The Tax Cuts and Jobs Act may also result in reduced government revenues, and therefore reduced government spending, which may negatively impact some of our tenants that rely on government funding. There can be no assurance that the Tax Cuts and Jobs Act will not negatively impact our operating results, financial condition, and future business operations.

Item 1B. Unresolved Staff Comments.

None.

CPA:17 – Global 2017 10-K – 30

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

Item 3. Legal Proceedings.

At December 31, 2017, we were not involved in any material litigation.

Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

CPA:17 – Global 2017 10-K – 31

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Unlisted Shares and Distributions

There is no active public trading market for our shares. At March 9, 2018, there were 79,488 holders of record of our shares.

We are required to distribute annually at least 90% of our distributable REIT net taxable income to maintain our status as a REIT. Quarterly distributions declared by us for the past two years are as follows:

	Years Ended December 31,
	2017	2016
First quarter	$0.1625	$0.1625
Second quarter	0.1625	0.1625
Third quarter	0.1625	0.1625
Fourth quarter	0.1625	0.1625
	$0.6500	$0.6500

Our Senior Credit Facility (as described in Note 10) contains certain covenants that restrict the amount of distributions that we can pay.

Unregistered Sales of Equity Securities

During the three months ended December 31, 2017, we issued 728,185 shares of our common stock to our Advisor as consideration for asset management fees. These shares were issued at $10.11 per share, which represented our most recently published NAV as approved by our board of directors at the date of issuance. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(a)(2) of the Securities Act of 1933, as amended, the shares issued were deemed to be exempt from registration. In acquiring our shares, our Advisor represented that such interests were being acquired by it for investment purposes and not with a view to the distribution thereof. From inception through December 31, 2017, we have issued a total of 14,647,412 shares of our common stock to our Advisor as consideration for asset management fees.

All prior sales of unregistered securities have been reported in our previously filed quarterly and annual reports on Form 10-Q and Form 10-K, respectively.

Issuer Purchases of Equity Securities

The following table provides information with respect to repurchases of our common stock during the three months ended December 31, 2017:

	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or program (a)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or program (a)
2017 Period
October	8,000	$9.60	N/A	N/A
November	—	—	N/A	N/A
December	1,641,914	9.50	N/A	N/A
Total	1,649,914
__________

CPA:17 – Global 2017 10-K – 32

(a)
Represents shares of our common stock requested to be repurchased under our redemption plan, pursuant to which we may elect to redeem shares at the request of our stockholders subject to certain exceptions, conditions, and limitations. The maximum amount of shares purchasable by us in any period depends on a number of factors and is at the discretion of our board of directors. During the three months ended December 31, 2017, we redeemed 451 redemption requests for our common stock, which excludes the October 2017 redemptions noted above that were received in September 2017 but not processed until October 2017. As of the date of this Report, we have fulfilled all of the valid requests that we received during the three months ended December 31, 2017. The average price paid per share will vary depending on the number of redemption requests that were made during the period, the most recently published NAV, and the amount of time a stockholder has held their respective shares.

Item 6. Selected Financial Data.

The following selected financial data should be read in conjunction with the consolidated financial statements and related notes in Item 8 (in thousands, except per share data):

	Years Ended December 31,
	2017	2016	2015	2014	2013
Operating Data
Revenues from continuing operations (a)	$447,654	$440,362	$426,947	$396,706	$362,772
Income from continuing operations (a)	136,169	229,208	124,120	106,993	60,162
Net income	136,169	229,208	124,120	106,993	67,649
Net income attributable to noncontrolling interests	(38,882)	(38,863)	(39,915)	(32,842)	(28,935)
Net income attributable to CPA:17 – Global	97,287	190,345	84,205	74,151	38,714

Basic and diluted earnings per share:
Income from continuing operations attributable to CPA:17 – Global (a)	0.28	0.56	0.25	0.23	0.10
Net income attributable to CPA:17 – Global	0.28	0.56	0.25	0.23	0.12

Cash distributions declared per share	0.6500	0.6500	0.6500	0.6500	0.6500
Balance Sheet Data
Total assets	$4,587,470	$4,698,923	$4,613,190	$4,591,238	$4,695,775
Net investments in real estate (b)	3,736,921	3,745,466	3,699,823	3,577,665	3,707,369
Long-term obligations (c)	1,957,954	2,078,585	2,000,742	1,891,224	1,914,410
Other Information
Net cash provided by operating activities	$257,034	$211,369	$243,884	$210,055	$182,598
Net cash provided by (used in) investing activities	6,676	98,316	(348,065)	(214,927)	(533,189)
Net cash (used in) provided by financing activities	(427,021)	(182,523)	(9,709)	(126,182)	109,239
Cash distributions paid	224,964	220,991	215,914	209,054	198,440
Distributions declared	225,993	222,046	217,311	210,862	203,598
__________

(a)
Amounts for the years ended December 31, 2017, 2016, 2015, and 2014 include the operating results of properties sold or held for sale. Prior to 2014, operating results of properties sold or held for sale were included in income from discontinued operations.

(b)
In the second quarter of 2017, we reclassified certain line items in our consolidated balance sheets. As a result, Net investments in real estate as of December 31, 2016, 2015, 2014, and 2013 has been revised to conform to the current year presentation (Note 2).

(c)
All years include non-recourse mortgage obligations (Note 10) and deferred acquisition fee installments, including interest thereon (Note 3); 2017, 2016, and 2015 include borrowings on our Senior Credit Facility of $101.9 million, $49.8 million, and $112.8 million, respectively.

CPA:17 – Global 2017 10-K – 33

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

We operate in two reportable business segments: Net Lease and Self Storage. Our Net Lease segment includes our domestic and foreign investments in net-leased properties, whether they are accounted for as operating or direct financing leases. Our Self Storage segment is comprised of our investments in self-storage properties. In addition, we have investments in loans receivable, CMBS, one hotel, and certain other properties, which are included in our All Other category (Note 15).

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

Significant Developments

Management Changes

Mr. Mark J. DeCesaris retired from his positions as our chief executive officer and a Director in connection with his resignation from those positions of WPC, all effective as of December 31, 2017. On December 6, 2017, our board of directors elected Mr. Jason E. Fox, the incoming chief executive officer of WPC, to become our chief executive officer, effective as of January 1, 2018, and to fill the vacancy on our board, effective as of that same date. Until he became chief executive officer, Mr. Fox has served as president of WPC since 2015 and previously served in various capacities in WPC’s Investment Department, including as its Head of Global Investments, since joining WPC in 2002.

Net Asset Value

Our Advisor calculates our NAV annually as of year-end, and has determined that our NAV was $10.11 as of December 31, 2016. Our Advisor generally calculates our NAV by relying in part on an appraisal of the fair market value of our real estate provided by a third party, adjusted to give effect to the estimated fair value of mortgage loans encumbering our assets (also provided by a third party) as well as other adjustments. Our NAV is based on a number of variables, including individual tenant credits, lease terms, lending credit spreads, foreign currency exchange rates, and tenant defaults, among others. We do not control all of these variables and, as such, cannot predict how they will change in the future. For additional information regarding the calculation of our NAV as of December 31, 2016, please see our Form 8-K dated March 14, 2016. Our Advisor currently intends to determine our NAV as of December 31, 2017 during the first quarter of 2018.

CPA:17 – Global 2017 10-K – 34

Acquisitions

During 2017, we acquired two domestic and three international investments at a total cost of approximately $58.6 million and $152.8 million, respectively, inclusive of acquisition related costs and fees. Three of our investments are build-to-suit transactions, which include the total commitment for funding on each project. One of our international investments is a joint venture investment that we account for as an equity method investment, and the total cost excludes our portion of mortgage financing, as described below (Note 6). Amounts are based on the exchange rate of the foreign currency at the date of acquisition, as applicable (Note 4).

Shelborne Transaction

On October 3, 2017, we restructured our investment in the Shelborne hotel. Pursuant to the accounting guidance on ADC Arrangements, we previously accounted for the loan we had provided Shelborne Operating Associates, LLC, or the Shelborne Loan, under the equity method of accounting. In the restructuring, all equity interests in the investment were transferred to us in satisfaction of the Shelborne Loan. Simultaneously, we transferred a 4.5% minority interest to one of the original equity partners in exchange for a cash contribution of $4.0 million from that partner. As a result of the restructuring, we became the managing member with the controlling financial interest in the investment, which we consolidate (Note 4). We recorded a loss on change in control of interests of $13.9 million during 2017, which was the difference between the carrying value of our previously held equity investment of $118.7 million and the fair value of our 95.5% ownership interest on the date of restructuring of $104.9 million.

During September 2017, the Shelborne hotel sustained damage from Hurricane Irma. The damage to the hotel is estimated at $31.2 million and the estimated insurance deductible is $1.8 million. In addition, we have incurred additional costs of $1.4 million related to remediation work and $2.7 million in costs incurred related to our insurance adjuster. As of December 31, 2017, insurance receivables outstanding relating to the hurricane damage were $30.8 million.

Dispositions

During 2017, we sold four net-lease properties for total proceeds of $28.6 million, net of closing costs, and recognized an aggregate gain on sale of $2.9 million. In addition, during 2017, we sold our interest in an entertainment complex, which we refer to as the I-drive Property, to the developer that constructed it for net proceeds of $23.5 million. In connection with the dispositions, we provided $34.0 million of seller financing in the form of a mezzanine loan, and recorded a deferred gain on sale of $2.1 million, which will be recognized upon recovery of the cost of the property from the future cash proceeds (Note 4, Note 5). In connection with the restructuring of our investment in the related observation wheel, which we refer to as the I-drive Wheel, we also recorded a deferred gain of $16.4 million, which will be recognized into income upon recovery of the cost of the Wheel Loan (Note 5).

Financing Activity

During 2017, we refinanced two non-recourse mortgage loans totaling $157.7 million with new non-recourse mortgage financing totaling $180.0 million, with weighted-average annual interest rate and term to maturity of 2.8% and three years, respectively, which had weighted-average annual interest rate of 3.7% prior to refinancing. In addition, we obtained mortgage financing related to the international joint venture investment described above, of which our portion totaled $88.0 million (Note 6). During 2017, we drew down on two non-recourse mortgage loans totaling $25.1 million that have a weighted-average annual interest rate and term to maturity of 3.1% and seven years, respectively.

In addition, during 2017, we repaid 13 non-recourse mortgage loans totaling $261.4 million, 11 of which were scheduled to mature in 2017 and two of which were scheduled to mature in 2018 (amount is based on the exchange rate of the euro as of the date of repayment). Of that amount, $60.0 million related to the non-recourse mortgage loan that was repaid in full at closing by the buyer in connection with the sale of the I-drive Property (Note 4), on which we recognized a loss on extinguishment of debt of $1.3 million (Note 10). In addition, in connection with our disposition of a property located in Pordenone, Italy, which was part of a larger portfolio of properties located throughout Italy and leased to a single tenant, we repaid a portion of the principal balance of the non-recourse mortgage loan on that portfolio for a total of $9.3 million (amount is based on the exchange rate of the euro as of the date of repayment).

During 2017, we drew down $119.2 million from our Senior Credit Facility (amount is based on the exchange rate of the euro or yen, as applicable, on the date of each draw), of which we have since repaid $69.0 million (Note 10).

CPA:17 – Global 2017 10-K – 35

As of December 31, 2017, we were in breach of a loan-to-value, or LTV, covenant on one of our non-recourse mortgage loans. On January 22, 2018, we repaid $6.1 million (amount is based on the exchange rate of the euro as of the date of repayment) of principal on this loan to cure the covenant breach (Note 10).

Hurricane Harvey and Hurricane Irma

During 2017, certain of our properties were damaged by Hurricane Harvey and Hurricane Irma. We evaluated these properties to determine if any losses should be recognized and, as a result, recognized a loss on our Shelborne hotel in Miami, Florida as discussed above.

Tax Cuts and Jobs Act

On December 22, 2017, the Tax Cuts and Jobs Act was signed into law by President Trump. The new tax legislation, which is expected to have a minimal impact on our operating results, cash flows, and financial condition, contains several key tax provisions, including the reduction of the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018. Other key provisions that have implications to the real estate industry include the limitation of the tax deductibility of interest expense, acceleration of expensing of certain business assets, deductions for pass-through business income, and limitations on loss carryforwards. In addition, the effect of the international provisions of the Tax Cuts and Jobs Act establishes a territorial-style system for taxing foreign-source income of domestic multinational corporations and imposes a one-time repatriation of foreign earnings and profits for which the inclusions can be spread over an eight-year period.

As a result of the Tax Cuts and Jobs Act, for periods beginning on January 1, 2018:

•
Tax rates are permanently reduced on businesses conducted by taxable corporations. The Tax Cuts and Jobs Act is expected to have a favorable impact on the effective tax rate and net income as reported under GAAP for our TRSs;

•
New limitations on interest deductions are imposed with an exemption for electing real estate businesses. Generally, we expect our business to qualify as such a real property business, but businesses conducted by our TRSs may not qualify, and we have not yet determined whether our subsidiaries can and/or will make such an election;

•
Depreciation expensing rules provide taxpayers with 100% expensing deductions for qualifying new or used property acquired and placed in service between September 28, 2017 and December 31, 2022, with annual 20% step-downs generally from 2023 – 2026; however, this will have a limited impact on us due to the interest limitation exception election;

•
Our non-corporate shareholders may be entitled to deduct 20% of qualified REIT ordinary dividends without regard to wage limitations, asset-based limitations, qualified trade or business limitations, or qualified business income limitations;

•
Net operating loss, or NOL, carryforwards arising in tax years beginning after 2017 now may reduce only 80% of taxable income of any year, and NOL carryforwards can be carried forward indefinitely but can no longer be carried back to prior years; however, the Tax Cuts and Jobs Act does not restrict the usage of our existing NOLs, which arose through 2017; and

•	The territorial tax system taxes our income earned within the United States, as opposed to worldwide income, but will have a minimal impact on us due to the ability of REITs to deduct dividends paid.

CPA:17 – Global 2017 10-K – 36

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

Portfolio Summary

	December 31,
	2017	2016
Number of net-leased properties	411	395
Number of operating properties (a)	38	38
Number of tenants (b)	116	121
Total square footage (in thousands)	47,039	46,119
Occupancy (b)	99.72%	99.72%
Weighted-average lease term (in years)	11.8	12.9
Number of countries	16	14
Total assets (consolidated basis in thousands)	$4,587,470	$4,698,923
Net investments in real estate (consolidated basis in thousands) (c)	3,736,921	3,745,466
Debt, net — pro rata (in thousands)	2,128,673	2,314,937

	Years Ended December 31,
(dollars in millions, except exchange rates)	2017	2016	2015
Acquisition volume — consolidated (d) (e)	$69.9	$233.8	$357.8
Acquisition volume — pro rata (e) (f)	211.4	240.3	366.9
Financing obtained — consolidated (g)	205.1	448.6	170.2
Financing obtained — pro rata (g) (h)	293.1	465.5	170.2
Average U.S. dollar/euro exchange rate	1.1292	1.1067	1.1099
Change in the U.S. CPI (i)	2.1%	2.0%	0.7%
Change in the Harmonized Index of Consumer Prices (i)	1.4%	1.2%	0.2%
__________

(a)
Operating properties are comprised of full ownership interests in 37 self-storage properties with an average occupancy of 91.9% and 93.0% at December 31, 2017 and 2016, respectively, and a majority interest in one hotel property at each date; all of which are managed by third parties.

(b)	Excludes operating properties.

(c)
In the second quarter of 2017, we reclassified certain line items in our consolidated balance sheets. As a result, amounts for certain line items included within Net investments in real estate as of December 31, 2016 have been revised to the current year presentation (Note 2).

(d)	Includes build-to-suit transactions that are reflected as the total commitment for the build-to-suit funding, and excludes investments in unconsolidated joint ventures.

(e)	Includes acquisition-related costs and fees for business combinations (if applicable), which are expensed in the consolidated financial statements.

(f)
Includes build-to-suit transactions that are reflected as the total commitment for the build-to-suit funding, and investments in unconsolidated joint ventures, which include our equity investments in real estate (Note 6).

(g)	Includes refinancings of $180.0 million, $277.7 million, and $5.9 million obtained during the years ended December 31, 2017, 2016, and 2015, respectively.

(h)	Financing on a pro rata basis during the year ended December 31, 2017 and 2016 includes our share of the mortgage financing related to certain of our joint venture investments.

(i)	Many of our lease agreements include contractual increases indexed to changes in the CPI or similar indices in the jurisdictions in which the properties are located.

CPA:17 – Global 2017 10-K – 37

Net-Leased Portfolio

The tables below represent information about our net-leased portfolio on a pro rata basis and, accordingly, exclude all operating properties at December 31, 2017. See Terms and Definitions below for a description of pro rata amounts and ABR.

Top Ten Tenants by ABR
(dollars in thousands)

Tenant/Lease Guarantor	Property Type	Tenant Industry	Location	ABR	Percent
Metro Cash & Carry Italia S.p.A. (a)	Retail	Retail Stores	Germany; Italy	$28,627	7%
Konzum d.d. (referred to as Agrokor) (a) (b)	Retail; Warehouse	Grocery	Croatia	25,043	7%
Advance Stores Company, Inc.	Office; Warehouse	Retail Stores	Various U.S.	18,345	5%
Kesko Senukai (a)	Retail; Warehouse	Retail Stores	Estonia; Latvia; Lithuania	15,006	4%
The New York Times Company	Office	Media: Advertising, Printing and Publishing	New York, NY	14,986	4%
Lineage Logistics Holdings, LLC	Warehouse	Business Services	Various U.S.	14,375	4%
KBR, Inc.	Office	Business Services	Houston, TX	12,567	3%
Blue Cross and Blue Shield of Minnesota, Inc.	Education Facility; Office	Insurance	Various MN	12,450	3%
Hellweg Die Profi-Baumärkte GmbH & Co. KG (referred to as Hellweg 2) (a)	Retail	Retail Stores	Germany	12,195	3%
Jumbo Logistiek Vastgoed B.V. (a)	Warehouse	Grocery	Netherlands	11,041	3%
Total				$164,635	43%
__________

(a)	ABR amounts are subject to fluctuations in foreign currency exchange rates.

(b)
In April 2016, the Croatian government passed a special law assisting the restructuring of companies considered of systematic significance in Croatia. This law directly impacts our Agrokor tenant, which is currently experiencing financial distress and received a credit downgrade from both Standard & Poor’s and Moody’s. As a result of the financial difficulties and the uncertainty regarding future rent collections from the tenant, we recorded bad debt expense of $8.1 million during the year ended December 31, 2017. In addition, during the year ended December 31, 2017, we recognized impairment charges of $3.8 million on a property within the Agrokor portfolio that we consolidate and a $4.3 million impairment charge on our Agrokor equity method investment.

CPA:17 – Global 2017 10-K – 38

Portfolio Diversification by Geography
(dollars in thousands)

	Pro Rata
Region	ABR	Percent
United States
Midwest	$70,815	18%
South	61,052	16%
East	45,715	12%
West	31,199	8%
United States Total	208,781	54%
International
Poland	29,851	8%
Italy	26,912	7%
Croatia	25,043	7%
Germany	21,306	6%
Spain	19,527	5%
Netherlands	16,612	4%
Lithuania	11,075	3%
United Kingdom	5,253	1%
Other (a)	17,472	5%
International Total	173,051	46%
Total	$381,832	100%
__________

(a)	Includes ABR from tenants in Hungary, the Czech Republic, Slovakia, Japan, Latvia, Norway, and Estonia.

Portfolio Diversification by Property Type
(dollars in thousands)

	Pro Rata
Property Type	ABR	Percent
Warehouse	$107,688	28%
Office	102,858	27%
Retail	94,555	25%
Industrial	54,608	14%
Other (a)	22,123	6%
Total	$381,832	100%
__________

(a)	Includes ABR from tenants with the following property types: education facility, fitness facility, self-storage, land, and net-leased student housing.

CPA:17 – Global 2017 10-K – 39

Portfolio Diversification by Tenant Industry
(dollars in thousands)

	Pro Rata
Industry Type	ABR	Percent
Retail Stores	$108,759	28%
Grocery	52,004	14%
Business Services	38,717	10%
Media: Advertising, Printing, and Publishing	18,526	5%
Insurance	16,215	4%
Cargo Transportation	16,057	4%
Capital Equipment	14,685	4%
Consumer Services	13,533	4%
Telecommunications	11,549	3%
Automotive	10,299	3%
Media: Broadcasting and Subscription	10,244	3%
Healthcare and Pharmaceuticals	9,581	3%
Banking	9,226	2%
Hotel, Gaming, and Leisure	9,111	2%
Beverage, Food, and Tobacco	8,864	2%
Containers, Packing, and Glass	7,671	2%
Non-Durable Consumer Goods	7,503	2%
High Tech Industries	6,496	2%
Other (a)	12,792	3%
Total	$381,832	100%
__________

(a)
Includes ABR from tenants in the following industries: wholesale; construction and building; aerospace and defense; consumer transportation; chemicals, plastics, and rubber; durable consumer goods; real estate; metals and mining; finance; and environmental industries.

CPA:17 – Global 2017 10-K – 40

Lease Expirations
(dollars in thousands)

	Pro Rata
Year of Lease Expiration (a)	Number of Leases Expiring	ABR	Percent
2018 (b)	14	$1,472	—%
2019	4	2,469	1%
2020	5	279	—%
2021	7	1,792	1%
2022	4	4,262	1%
2023	7	4,773	1%
2024	11	33,752	9%
2025	16	24,320	6%
2026	17	27,401	7%
2027	22	31,243	8%
2028	26	41,396	11%
2029	4	6,543	2%
2030	21	56,415	15%
2031	7	24,210	6%
Thereafter	60	121,505	32%
Total	225	$381,832	100%
__________

(a)	Assumes tenant does not exercise any renewal option.

(b)	Month-to-month leases with ABR totaling $1.1 million are included in 2018 ABR.

Operating Properties

At December 31, 2017, our operating properties were comprised as follows (square footage in thousands):

State	Number of Properties	Square Footage
Illinois	13	710
California	7	476
Florida (a)	5	452
New York	5	335
Hawaii	4	259
Georgia	2	79
North Carolina	1	80
Texas	1	75
Total	38	2,466
__________

(a)	Includes one hotel property that we consolidate (Note 4).

CPA:17 – Global 2017 10-K – 41

Terms and Definitions

Pro Rata Metrics — The portfolio information above contains certain metrics prepared under the pro rata consolidation method. We refer to these metrics as pro rata metrics. We have a number of investments, usually with our affiliates, in which our economic ownership is less than 100%. Under the full consolidation method, we report 100% of the assets, liabilities, revenues, and expenses of those investments that are deemed to be under our control or for which we are deemed to be the primary beneficiary, even if our ownership is less than 100%. Also, for all other jointly owned investments, which we do not control, we report our net investment and our net income or loss from that investment. Under the pro rata consolidation method, we present our proportionate share, based on our economic ownership of these jointly owned investments, of the portfolio metrics of those investments. Multiplying each of our jointly owned investments’ financial statement line items by our percentage ownership and adding or subtracting those amounts from our totals, as applicable, may not accurately depict the legal and economic implications of holding an ownership interest of less than 100% in our jointly owned investments.

ABR — ABR represents contractual minimum annualized base rent for our net-leased properties and reflects exchange rates as of December 31, 2017. If there is a rent abatement, we annualize the first monthly contractual base rent following the free rent period. ABR is not applicable to operating properties.

Financial Highlights

(in thousands)

	Years Ended December 31,
	2017	2016	2015
Total revenues	$447,654	$440,362	$426,947
Net income attributable to CPA:17 – Global	97,287	190,345	84,205

Cash distributions paid	224,964	220,991	215,914

Net cash provided by operating activities	257,034	211,369	243,884
Net cash provided by (used in) investing activities	6,676	98,316	(348,065)
Net cash used in financing activities	(427,021)	(182,523)	(9,709)

Supplemental financial measures:
FFO attributable to CPA:17 – Global (a)	259,947	245,557	224,760
MFFO attributable to CPA:17 – Global (a)	237,558	225,010	199,883
Adjusted MFFO attributable to CPA:17 – Global (a)	235,794	234,541	210,945
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

Consolidated Results

Revenues and Net Income Attributable to CPA:17 – Global

2017 vs. 2016 — Total revenues increased by $7.3 million during 2017 as compared to 2016, primarily due to a $15.7 million write-off of a below-market lease intangible liability related to a lease modification/termination on the property leased to KBR, Inc., which was recognized in Rental income in the current year (Note 14). In addition, we had an increase in revenues attributable to our recently acquired properties and an increase in interest income as a result of certain loan receivables that originated in March 2017 (Note 5), all of which was partially offset by our 2016 and 2017 dispositions.

CPA:17 – Global 2017 10-K – 42

Net income attributable to CPA:17 – Global decreased by $93.1 million during 2017 as compared to 2016, primarily due to a gain on sale of real estate, net of tax of $132.9 million, which pertained to 34 self-storage properties sold in 2016 (Note 14), a gain on change in control of interests of $49.9 million recognized in 2016, and a loss on change in control of interests of $13.9 million recognized in 2017. These factors were partially offset by a $22.5 million decrease in losses on extinguishment of debt primarily related to the properties sold in 2016, a decrease in interest expense as a result of loans repaid or refinanced during 2016 and 2017 as well as an increase in foreign currency transaction gains that resulted from the U.S. dollar weakening against other currencies, primarily the euro, between the periods.

2016 vs. 2015 — Total revenues increased by $13.4 million during 2016 as compared to 2015, primarily due to an increase in lease revenues driven by new acquisitions and the acceleration of a below-market lease from a tenant of a domestic property pursuant to a lease termination agreement, partially offset by bankruptcy settlement claim proceeds received during 2015 and a decrease in interest income due to a loan receivable that was repaid in December 2015.

Net income attributable to CPA:17 – Global increased by $106.1 million during 2016 as compared to 2015, primarily due to the aggregate gain on sale of real estate, net of tax of $132.9 million and the gain on change in control of interests of $49.9 million recognized during 2016 discussed above, slightly offset by impairment charges totaling $29.7 million and loss on extinguishment of debt totaling $24.4 million recorded during 2016.

FFO Attributable to CPA:17 – Global

2017 vs. 2016 — FFO attributable to CPA:17 – Global increased during 2017 as compared to 2016, primarily due to foreign currency transaction fluctuations, a decrease to loss on extinguishment of debt, a reduction in interest expense as a result of loan payoffs and refinancings, and a change in deferred tax expenses. These factors were partially offset by a decrease in gain on change in control of interests.

2016 vs. 2015 — FFO attributable to CPA:17 – Global increased during 2016 as compared to 2015, primarily due to the $49.9 million gain on change in control of interests and an additional $10.6 million of income recognized related to termination fees on one of our equity investments during the current year, partially offset by the loss on extinguishment of debt of $24.4 million and an impairment charge of $22.8 million to reduce goodwill of one of our equity investments at the investee level to its fair value recognized during 2016.

MFFO and Adjusted MFFO Attributable to CPA:17 – Global

2017 vs. 2016 — MFFO attributable to CPA:17 – Global increased during 2017 as compared to 2016, primarily as a result of the accretive impact of our investments acquired or placed into service during 2016 and 2017, a reduction in interest expense, and a benefit from income taxes recognized in 2017. These increases were partially offset by the impact of our 2017 and 2016 dispositions and the bad debt expense recognized in connection with our Agrokor investment (Note 15). Adjusted MFFO attributable to CPA:17 – Global increased during 2017 as compared to 2016, primarily as a result of the accretive impact of our investments acquired or placed into service during 2016 and 2017 and a reduction of interest expense, partially offset by the impact of our recent dispositions and the bad debt expense recognized in connection with our Agrokor investment.

2016 vs. 2015 — MFFO and Adjusted MFFO attributable to CPA:17 – Global increased during 2016 as compared to 2015, primarily as a result of the accretive impact of our investments acquired or placed into service during 2015 and 2016 and an additional $10.6 million of income recognized related to termination fees related to one of our equity investments. This increase was partially offset by a reduction in other real estate income as a result of the disposition of 34 self-storage properties.

CPA:17 – Global 2017 10-K – 43

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

The following table presents the comparative results of operations (in thousands):

	Years Ended December 31,
	2017	2016	Change	2016	2015	Change
Revenues
Lease revenues	$367,632	$356,841	$10,791	$356,841	$327,192	$29,649
Other real estate income — operating property revenues	40,309	46,623	(6,314)	46,623	49,562	(2,939)
Reimbursable tenant costs	26,531	28,382	(1,851)	28,382	28,631	(249)
Interest income and other	13,182	8,516	4,666	8,516	21,562	(13,046)
	447,654	440,362	7,292	440,362	426,947	13,415
Operating Expenses
Depreciation and amortization:
Net-leased properties	103,160	108,532	(5,372)	108,532	94,726	13,806
Operating properties	12,470	13,727	(1,257)	13,727	12,006	1,721
	115,630	122,259	(6,629)	122,259	106,732	15,527
Property expenses:
Asset management fees	29,363	29,705	(342)	29,705	29,192	513
Reimbursable tenant costs	26,531	28,382	(1,851)	28,382	28,631	(249)
Net-leased properties	19,219	11,952	7,267	11,952	13,784	(1,832)
Operating properties	17,923	18,331	(408)	18,331	20,502	(2,171)
	93,036	88,370	4,666	88,370	92,109	(3,739)
General and administrative	15,358	16,310	(952)	16,310	18,377	(2,067)
Impairment charges	8,959	29,706	(20,747)	29,706	1,023	28,683
Acquisition and other expenses	1,343	7,157	(5,814)	7,157	651	6,506
	234,326	263,802	(29,476)	263,802	218,892	44,910
	213,328	176,560	36,768	176,560	208,055	(31,495)
Other Income and Expenses
Interest expense	(88,270)	(98,813)	10,543	(98,813)	(93,551)	(5,262)
Other income and (expenses)	23,231	(1,728)	24,959	(1,728)	1,912	(3,640)
(Loss) gain on change in control of interests	(13,851)	49,922	(63,773)	49,922	—	49,922
Loss on extinguishment of debt	(1,922)	(24,376)	22,454	(24,376)	(275)	(24,101)
Equity in earnings of equity method investments in real estate	261	3,262	(3,001)	3,262	14,667	(11,405)
	(80,551)	(71,733)	(8,818)	(71,733)	(77,247)	5,514
Income before income taxes and gain on sale of real estate	132,777	104,827	27,950	104,827	130,808	(25,981)
Benefit from (provision for) income taxes	513	(8,477)	8,990	(8,477)	(8,885)	408
Income before gain on sale of real estate	133,290	96,350	36,940	96,350	121,923	(25,573)
Gain on sale of real estate, net of tax	2,879	132,858	(129,979)	132,858	2,197	130,661
Net Income	136,169	229,208	(93,039)	229,208	124,120	105,088
Net income attributable to noncontrolling interests	(38,882)	(38,863)	(19)	(38,863)	(39,915)	1,052
Net Income Attributable to CPA:17 – Global	$97,287	$190,345	$(93,058)	$190,345	$84,205	$106,140

CPA:17 – Global 2017 10-K – 44

Lease Composition

As of December 31, 2017, approximately 62.3% of our net leases, based on ABR, provide for adjustments based on formulas indexed to changes in the CPI, or similar indices for the jurisdiction in which the property is located, some of which have caps and/or floors. In addition, 35.8% of our net leases on that same basis have fixed rent adjustments, for which ABR is scheduled to increase by an average of 4.7% in the next 12 months. We own international investments and, therefore, lease revenues from these investments are subject to exchange rate fluctuations in various foreign currencies, primarily the euro.

CPA:17 – Global 2017 10-K – 45

Property Level Contribution

The following table presents the property level contribution for our consolidated net-leased and operating properties, as well as a reconciliation to net income attributable to CPA:17 – Global (in thousands):

	Years Ended December 31,
	2017	2016	Change	2016	2015	Change
Existing Net-Leased Properties
Lease revenues	$317,166	$296,208	$20,958	$296,208	$295,641	$567
Depreciation and amortization	(80,653)	(80,181)	(472)	(80,181)	(83,063)	2,882
Property expenses	(18,436)	(11,397)	(7,039)	(11,397)	(11,703)	306
Property level contribution	218,077	204,630	13,447	204,630	200,875	3,755
Recently Acquired Net-Leased Properties
Lease revenues	43,532	29,920	13,612	29,920	12,548	17,372
Depreciation and amortization	(19,366)	(13,357)	(6,009)	(13,357)	(5,373)	(7,984)
Property expenses	(750)	(771)	21	(771)	(281)	(490)
Property level contribution	23,416	15,792	7,624	15,792	6,894	8,898
Existing Operating Properties
Operating property revenues	28,322	26,765	1,557	26,765	25,652	1,113
Operating property expenses	(10,549)	(11,009)	460	(11,009)	(10,663)	(346)
Depreciation and amortization	(3,860)	(4,782)	922	(4,782)	(5,079)	297
Property level contribution	13,913	10,974	2,939	10,974	9,910	1,064
Recently Acquired Operating Properties
Operating property revenues	11,958	7,656	4,302	7,656	—	7,656
Depreciation and amortization	(8,610)	(6,658)	(1,952)	(6,658)	—	(6,658)
Operating property expenses	(7,623)	(2,292)	(5,331)	(2,292)	—	(2,292)
Property level contribution	(4,275)	(1,294)	(2,981)	(1,294)	—	(1,294)
Properties Sold or Held for Sale
Lease revenues	6,934	30,713	(23,779)	30,713	19,003	11,710
Operating property revenues	29	12,202	(12,173)	12,202	23,910	(11,708)
Operating property expenses	42	(4,702)	4,744	(4,702)	(9,217)	4,515
Property expenses	174	(112)	286	(112)	(2,422)	2,310
Depreciation and amortization	(3,141)	(17,281)	14,140	(17,281)	(13,217)	(4,064)
Property level contribution	4,038	20,820	(16,782)	20,820	18,057	2,763
Property Level Contribution	255,169	250,922	4,247	250,922	235,736	15,186
Add other income:
Interest income and other	13,182	8,516	4,666	8,516	21,562	(13,046)
Less other expenses:
Asset management fees	(29,363)	(29,705)	342	(29,705)	(29,192)	(513)
General and administrative	(15,358)	(16,310)	952	(16,310)	(18,377)	2,067
Impairment charges	(8,959)	(29,706)	20,747	(29,706)	(1,023)	(28,683)
Acquisition and other expenses	(1,343)	(7,157)	5,814	(7,157)	(651)	(6,506)
Other Income and Expenses
Interest expense	(88,270)	(98,813)	10,543	(98,813)	(93,551)	(5,262)
Other income and (expenses)	23,231	(1,728)	24,959	(1,728)	1,912	(3,640)
(Loss) gain on change in control of interests	(13,851)	49,922	(63,773)	49,922	—	49,922
Loss on extinguishment of debt	(1,922)	(24,376)	22,454	(24,376)	(275)	(24,101)
Equity in earnings of equity method investments in real estate	261	3,262	(3,001)	3,262	14,667	(11,405)
	(80,551)	(71,733)	(8,818)	(71,733)	(77,247)	5,514
Income before income taxes and gain on sale of real estate	132,777	104,827	27,950	104,827	130,808	(25,981)
Benefit from (provision for) income taxes	513	(8,477)	8,990	(8,477)	(8,885)	408
Income before gain on sale of real estate	133,290	96,350	36,940	96,350	121,923	(25,573)
Gain on sale of real estate, net of tax	2,879	132,858	(129,979)	132,858	2,197	130,661
Net Income	136,169	229,208	(93,039)	229,208	124,120	105,088
Net income attributable to noncontrolling interests	(38,882)	(38,863)	(19)	(38,863)	(39,915)	1,052
Net Income Attributable to CPA:17 – Global	$97,287	$190,345	$(93,058)	$190,345	$84,205	$106,140

CPA:17 – Global 2017 10-K – 46

Property level contribution is a non-GAAP measure that we believe to be a useful supplemental measure for management and investors in evaluating and analyzing the financial results of our net-leased and operating properties over time. Property level contribution presents the lease and operating property revenues, less property expenses and depreciation and amortization. We believe that Property level contribution allows for meaningful comparison between periods of the direct costs of owning and operating our net-leased assets and operating properties. When a property is leased on a net lease basis, reimbursable tenant costs are recorded as both income and property expense and, therefore, have no impact on the Property level contribution. While we believe that Property level contribution is a useful supplemental measure, it should not be considered as an alternative to Net income attributable to CPA:17 – Global as an indication of our operating performance.

Existing Net-Leased Properties

Existing net-leased properties are those we acquired or placed into service prior to January 1, 2015 and were not sold during the years presented. At December 31, 2017, we had 224 existing net-leased properties.

2017 vs. 2016 — For the year ended December 31, 2017 as compared to 2016, property level contribution for existing net-leased properties increased by $13.4 million, primarily due to an increase in lease revenues of $21.0 million, partially offset by increases in property expenses and depreciation and amortization expenses of $7.0 million and $0.5 million, respectively. Lease revenues increased primarily due to the $15.7 million write-off of a below-market lease intangible liability that was recognized in Rental income that related to the KBR Inc. lease modification/termination (Note 14) and $1.4 million as a result of an increase in the average exchange rate of the U.S. dollar in relation to foreign currencies (primarily the euro) between the years. Property expenses increased primarily due to bad debt expense of $8.1 million related to our Agrokor investment (Note 15), partially offset by a refund of real estate taxes totaling $1.4 million received during 2017.

2016 vs. 2015 — For the year ended December 31, 2016 as compared to 2015, property level contribution for existing net-leased properties increased by $3.8 million, primarily due to an increase in lease revenues of $0.6 million, and decreases in depreciation and amortization expenses and property expenses of $2.9 million and $0.3 million, respectively. Lease revenues increased by $0.7 million due to the completion of an expansion of one of our properties during October 2015. Depreciation and amortization decreased primarily due to a tenant that exercised a lease renewal option in October 2015 that extended the life of the In-place lease intangible asset and reduced the periodic amortization expense subsequent to the that date.

Recently Acquired Net-Leased Properties

Recently acquired net-leased properties are those that we acquired or placed into service subsequent to December 31, 2014. Since January 1, 2015, we have acquired 14 investments, comprised of 31 properties.

2017 vs. 2016 — For the year ended December 31, 2017 as compared to 2016, property level contribution from recently acquired net-leased properties increased by $7.6 million, primarily due to an increase in lease revenues of $13.6 million as a result of the new investments that we acquired or placed into service during 2017 and 2016, partially offset by an increase in depreciation and amortization expenses of $6.0 million as a result of those new investments.

2016 vs. 2015 — For the year ended December 31, 2016 as compared to 2015, property level contribution from recently acquired net-leased properties increased by $8.9 million, primarily due to an increase in lease revenues of $17.4 million as a result of the new investments that we acquired or placed into service during 2016 and 2015, partially offset by an increase in depreciation and amortization expenses of $8.0 million and property expenses of $0.5 million as a result of those new investments.

Existing Operating Properties

Existing operating properties are those we acquired or placed into service prior to January 1, 2015 and were not sold during the years presented. At December 31, 2017, we had 32 wholly owned existing self-storage properties. Additionally, other real estate operations includes the results of operations of a parking garage attached to one of our existing net-leased properties.

CPA:17 – Global 2017 10-K – 47

2017 vs. 2016 — For the year ended December 31, 2017, compared to 2016, property level contribution from existing operating properties increased by $2.9 million, primarily due to an increase in operating revenues of $1.6 million and a decrease in depreciation and amortization expenses and property expenses of $0.9 million and $0.5 million, respectively. Operating revenues increased primarily due an increase in the storage unit rates in 2017 compared to 2016. Depreciation and amortization expense decreased primarily because certain of our intangibles assets were fully amortized during 2017 compared to a full year of amortization in 2016.

2016 vs. 2015 — For the year ended December 31, 2016, compared to 2015, property level contribution from existing operating properties increased by $1.1 million, primarily due to an increase in operating revenues of $1.1 million and a decrease in depreciation and amortization expenses of $0.3 million, partially offset by an increase in property expenses of $0.3 million. Operating revenues increased primarily due an increase in the storage unit rate in 2016 compared to 2015.

Recently Acquired Operating Properties

Recently acquired operating properties includes five self-storage properties in which we acquired the remaining 15% controlling interest in April 2016 and that were previously accounted for as an equity investment in real estate. As a result of the acquisition of the controlling interest, we have consolidated this investment since April 2016 and reflect 100% of the property level contribution from these assets (Note 4). In addition, recently acquired operating properties includes the Shelborne hotel, the ownership of which was restructured on October 3, 2017 by converting our underlying loan in the investment to equity and transferring the original partners’ equity interest in the investment to us (Note 4). As a result of the restructuring, we determined that this investment should no longer be accounted for as an ADC Arrangement and we consolidate this investment.

2017 vs. 2016 — For the year ended December 31, 2017 as compared to 2016, property level contribution from recently acquired operating properties decreased by $3.0 million, primarily due to an increase in property expenses and depreciation and amortization of $5.3 million and $2.0 million, respectively, partially offset by an increase in revenue of $4.3 million. Property expenses and revenues both increased primarily as a result of the activity related to the Shelborne hotel as noted above.

Properties Sold or Held for Sale

For the year ended December 31, 2017, we disposed of five net-lease properties, one of which was classified as held for sale at December 31, 2016 (Note 4, Note 14). As a result, lease revenues for the years ended December 31, 2017 and 2016 include acceleration of below-market lease intangible liabilities of $3.3 million and $13.9 million, respectively, related to the KBR Inc. lease termination (Note 14).

For the year ended December 31, 2016, we sold 34 self-storage properties (Note 14). As a result, property level contribution for 2016 includes the acceleration of certain lease intangibles pursuant to a lease termination, which had a net positive impact of $3.4 million for that period.

We did not dispose of or classify any properties as held for sale for the year ended December 31, 2015.

Other Revenues and Expenses

Interest Income and Other

Interest income and other primarily consists of interest earned on our loans receivable and CMBS investments, as well as other income received related to our properties.

2017 vs. 2016 — For the year ended December 31, 2017 as compared to 2016, interest income and other increased by $4.7 million, primarily as a result of the four loans originated in March 2017 in connection with the I-drive Property disposition and I-drive Wheel restructuring (Note 4, Note 5) that generated $4.8 million of interest income in the aggregate.

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

CPA:17 – Global 2017 10-K – 48

Property Expenses — Asset Management Fees

2017 vs. 2016 — For the year ended December 31, 2017 as compared to 2016, asset management fees decreased by $0.3 million as a result of dispositions since December 31, 2016, slightly offset by an increase in the estimated fair market value of our real estate portfolio, both of which impact the asset base from which our Advisor earns a fee.

2016 vs. 2015 — For the year ended December 31, 2016 as compared to 2015, asset management fees increased by $0.5 million as a result of investments acquired since December 31, 2015 and an increase in the estimated fair market value of our real estate portfolio, both of which increased the asset base from which our Advisor earns a fee.

General and Administrative

2017 vs. 2016 — For the year ended December 31, 2017 as compared to 2016, general and administrative expenses decreased by $1.0 million, primarily due to decreases in personnel and overhead reimbursement costs and investor relations expenses of $0.5 million and $0.4 million, respectively. The decrease in personnel and overhead reimbursement costs was primarily driven by a decrease in compensation costs incurred by WPC and its affiliates, which directly impacts the allocation of our Advisor’s expenses to us (Note 3). The decrease in investor relations expenses was primarily driven by decreases in transfer agent and proxy costs.

2016 vs. 2015 — For the year ended December 31, 2016 as compared to 2015, general and administrative expenses decreased by $2.1 million, primarily due to decreases in personnel and overhead reimbursement costs of $2.9 million, which was partially offset by a $0.8 million increase of investor relations expenses. The decrease in personnel and overhead reimbursement costs were primarily driven by the increase in revenue from other entities managed by WPC and its affiliates, which directly impacts the allocation of our Advisor’s expenses to us (Note 3).

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

For the year ended December 31, 2017, we incurred impairment charges of $8.3 million to reduce the carrying value of certain properties to their estimated fair value, consisting of the following:

•
$4.5 million, inclusive of $1.5 million attributed to a noncontrolling interest, recognized on one property in which we were notified by that the tenant will not be renewing its lease, which we expect to have difficulty replacing the tenant upon the lease expiration; and

•	$3.8 million recognized on a property within the Agrokor portfolio, which is direct result of the financial difficulties of the tenant.

For the year ended December 31, 2016, we incurred impairment charges of $29.2 million on one property classified as Assets held for sale as of December 31, 2016 in order to reduce the carrying value of the property to its estimated fair value. The fair value measurement approximated its estimated selling price, less estimated costs to sell.

For the years ended December 31, 2017, 2016 and 2015, we incurred other-than-temporary impairment charges of $0.7 million, $0.5 million, and $1.0 million, respectively, on our CMBS investments to reduce their carrying values to their estimated fair values as a result of non-performance.

Acquisition and Other Expenses

Acquisition and other expenses represent direct costs incurred to acquire properties in transactions that are accounted for as business combinations, whereby such costs are required to be expensed as incurred (Note 4). However, following our adoption of ASU 2017-01 on January 1, 2017, all investment transaction costs incurred during the year ended December 31, 2017 were capitalized since our acquisitions during the year were classified as asset acquisitions. Most of our future acquisitions are likely to be classified as asset acquisitions under this accounting standard (Note 2).

CPA:17 – Global 2017 10-K – 49

2017 — For the year ended December 31, 2017, acquisition and other expenses totaled $1.3 million, of which $0.5 million related to deal costs for transactions that have not yet been consummated and $0.5 million related to transaction costs of a property that was acquired in 2016.

2016 — For the year ended December 31, 2016, acquisition and other expenses totaled $7.2 million and related to the properties acquired during the year that were deemed to be business combinations, which includes $3.7 million related to the acquisition of the remaining 15% controlling interest in a portfolio of five self-storage properties that were previously accounted for as equity investments in real estate.

2015 — For the year ended December 31, 2015, acquisition and other expenses totaled $0.7 million and related primarily to acquisition-related costs and fees incurred in connection with funding two loans totaling $42.6 million for the development of two hotels.

Interest Expense

2017 vs. 2016 — For the year ended December 31, 2017 as compared to 2016, interest expense decreased by $10.5 million, primarily due to a decrease in our average outstanding debt balance and lower weighted average interest rate on our average outstanding debt during the years presented. Our average outstanding debt balance decreased $31.7 million during the year ended December 31, 2017 as compared to 2016. Our weighted-average interest rate was 4.0% and 4.4% during the years ended December 31, 2017 and 2016, respectively.

2016 vs. 2015 — For the year ended December 31, 2016 as compared to 2015, interest expense increased by $5.3 million, primarily due to (i) $3.2 million of interest expense recorded during 2016 related to mortgage debt of $69.8 million that we consolidated in connection with the acquisition of the remaining 15% controlling interest in a portfolio of five self-storage properties (Note 4), (ii) lower capitalized interest of $1.6 million on our build-to-suit properties, and (iii ) an increase of $0.4 million related to the increase in our average outstanding debt in connection with our investment activity during 2015 and 2016. Our average outstanding debt balance was $2.0 billion and $1.9 billion during the years ended December 31, 2016 and 2015, respectively. Our weighted-average interest rate was 4.4% and 4.7% during the years ended December 31, 2016 and 2015, respectively.

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

2017 — For the year ended December 31, 2017, we recognized net other income of $23.2 million, which was primarily comprised of unrealized foreign currency transaction gains related to our international investments of $18.5 million and gains on derivatives of $6.6 million, partially offset by losses recognized as a result of hurricane damage totaling $2.6 million (Note 4).

2016 — For the year ended December 31, 2016, we recognized net other expenses of $1.7 million, which was primarily comprised of unrealized foreign currency transaction losses related to our international investments of $9.4 million, partially offset by gains recognized on derivatives of $7.6 million.

2015 — For the year ended December 31, 2015, we recognized net other income of $1.9 million, which was primarily comprised of gains recognized on derivatives of $8.0 million and interest income received on our cash balances held with financial institutions of $1.3 million, partially offset by realized and unrealized foreign currency transaction losses related to our international investments of $6.6 million and other losses of $0.7 million primarily related to the write-off of a tenant purchase option that expired in July 2015.

CPA:17 – Global 2017 10-K – 50

(Loss) Gain on Change in Control of Interests

2017 — For the year ended December 31, 2017, we recorded a non-cash loss on change in control of interests of $13.9 million in connection with the Shelborne hotel restructuring, which was the difference between the carrying value from our previously held Shelborne equity investment of $118.7 million and the fair value of our 95.5% ownership interest on the date of restructuring of $104.9 million (Note 4).

2016 — For the year ended December 31, 2016, we recorded a $49.9 million gain on change in control of interests in connection with our acquisition of the remaining 15% controlling interest in a jointly owned investment in five self-storage properties, which was the difference between the carrying value from our previously held equity investment of $15.1 million and the fair value of $64.9 million on April 11, 2016 (Note 4). As a result of this acquisition, we consolidate this investment as of December 31, 2017.

Loss on Extinguishment of Debt

2017 — For the year ended December 31, 2017, we recognized a loss on extinguishment of debt of $1.9 million, primarily due to the $1.3 million loss that related to the $60.0 million non-recourse mortgage loan that was repaid by the buyer at closing in connection with the I-drive Property disposition (Note 10).

2016 — For the year ended December 31, 2016, we recognized a loss on extinguishment of debt of $24.4 million, primarily due to seven non-recourse mortgage loans that were defeased or refinanced during 2016, which resulted in a loss on extinguishment of debt of $23.6 million primarily comprised of prepayment penalties and defeasance costs (Note 10). The defeasance was primarily due to the disposition and refinancing of certain self-storage properties (Note 14).

2015 — For the year ended December 31, 2015, we recognized a loss on extinguishment of debt of $0.3 million related to the refinancing of certain properties.

CPA:17 – Global 2017 10-K – 51

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

	Years Ended December 31,
Lessee	2017	2016	2015
Net Lease:
Apply Sørco AS (referred to as Apply) (a) (b)	$(6,977)	$(1,316)	$491
Hellweg 2 (a) (c) (d)	5,348	572	6,586
Agrokor (a) (e)	(4,413)	421	307
Jumbo Logistiek Vastgoed B.V. (a)	3,366	4,385	3,502
U-Haul Moving Partners, Inc. and Mercury Partners, LP	2,449	2,448	2,437
Berry Global Inc.	1,767	1,671	1,640
BPS Nevada, LLC	1,222	1,029	1,507
Kesko Senukai (a) (f)	1,004	—	—
Tesco Global Aruhazak Zrt. (a)	908	817	701
Bank Pekao S.A. (a)	836	662	707
State Farm Automobile Co.	759	721	787
Eroski Sociedad Cooperativa — Mallorca (a)	646	663	649
Dick’s Sporting Goods, Inc.	194	121	115
	7,109	12,194	19,429
Self-Storage:
Madison Storage NYC, LLC and Veritas Group IX-NYC, LLC (g)	—	(433)	(1,858)
	—	(433)	(1,858)
All Other:
Shelborne Operating Associates, LLC (referred to as Shelborne) (h) (i) (j)	(8,697)	(8,852)	2,082
BG LLH, LLC (k)	1,326	297	(4,867)
BPS Nevada, LLC — Preferred Equity (l)	1,211	3,193	2,670
IDL Wheel Tenant, LLC (m)	(688)	(3,137)	(2,789)
	(6,848)	(8,499)	(2,904)
Total equity in earnings of equity method investments in real estate	$261	$3,262	$14,667
__________

(a)	Amounts include impact of fluctuations in the exchange rate of the applicable foreign currency.

(b)	Amount for 2017 includes an other-than-temporary impairment charge of $6.3 million recognized on this investment (Note 8).

(c)
The increase in equity earnings was due to a reduction in interest expense for the year ended December 31, 2017 as compared 2016, which was the result of a related mortgage loan that was repaid in January 2017 (Note 6).

(d)	Amount for the year ended December 31, 2015 includes the recognition of tax benefits of $6.2 million as an outcome of the tax audits for the prior years.

(e)	Amount for 2017 includes an other-than-temporary impairment charge of $4.3 million recognized on this investment (Note 8).

(f)
On May 23, 2017, we entered into a joint venture investment to acquire a 70% interest in a real estate portfolio for a total cost of $141.5 million, which excludes our portion of non-recourse mortgage financing totaling $88.0 million (dollar amounts are based on the exchange rate of the euro on the date of acquisition) (Note 6).

(g)	In April 2016, we purchased the remaining 15% controlling interest in this equity investment and therefore consolidated this investment since the date of purchase (Note 4).

CPA:17 – Global 2017 10-K – 52

(h)
On October 3, 2017, we restructured our Shelborne hotel investment by converting the underlying loan to equity and, in addition, each of the partners transferred their equity interest in the investment to us. As a result of the restructuring, we determined that this investment should no longer be accounted for as an ADC Arrangement (Note 4). Upon restructuring, we obtained approximately 95.5% (increased from 33%) of the interest in the entity which simultaneously satisfied the outstanding mortgage loans on the property due to us. We concluded that we should consolidate this investment with the remaining 4.5% noncontrolling interest held by one of the original joint venture partners. During the year ended December 31, 2017, we recognized a loss on change in control of interests of $13.9 million as a result of this restructuring.

(i)
For the year ended December 31, 2017, as a result of Hurricane Irma and prior to the restructuring of this investment, we incurred damage at the hotel, which we currently expect to be covered by insurance after the estimated deductible of $1.7 million is paid (Note 4). We recognized this charge within Equity in earnings of equity method investments in real estate on our consolidated financial statements.

(j)
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

(k)
The increase in equity earnings for the year ended December 31, 2017 as compared to 2016 was primarily due to the write off of deferred financing costs during 2016 as a result of debt restructuring on this investment.

(l)
This investment represents a preferred equity interest, with a preferred rate of return of 12%. On May 19, 2017, we received the full repayment of our preferred equity interest totaling $27.0 million; therefore, the preferred equity interest is now retired.

(m)
This investment was restructured on March 17, 2017 and, as a result, we have reclassified the equity investment to a loan receivable, included in Other assets, net in the consolidated financial statements (Note 4).

Benefit from (Provision for) Income Taxes

Our provision for income taxes is primarily related to our international properties and taxable subsidiaries.

2017 — For the year ended December 31, 2017, we recorded a benefit for income taxes of $0.5 million, comprised of deferred income tax benefits of $4.5 million and current income taxes of $4.0 million. The current year benefit for income taxes includes the impact of the Tax Cuts and Jobs Act, which was signed into law on December 22, 2017, and lowered the U.S. corporate income tax rate from 35% to 21%. As a result, we recognized a deferred tax benefit of $6.6 million for the year ended December 31, 2017 related to one of our domestic investments.

2016 — For the year ended December 31, 2016, we recorded a provision for income taxes of $8.5 million, comprised of deferred income taxes of $4.7 million and current income taxes of $3.8 million.

2015 — For the year ended December 31, 2015, we recorded a provision for income taxes of $8.9 million, comprised of deferred income taxes of $4.2 million and current income taxes of $4.7 million.

Gain on Sale of Real Estate, Net of Tax

Gain on sale of real estate, net of tax consists of gain on the sale of properties that were sold.

2017 — For the year ended December 31, 2017, we recognized a gain on sale of real estate, net of tax of $2.9 million as a result of the sale of four net-lease properties and a parcel of land (Note 14).

2016 — During the year ended December 31, 2016, we recognized a gain on sale of real estate, net of tax of $132.9 million as a result of the sale of 34 self-storage properties (Note 14).

2015 — During the year ended December 31, 2015, we recognized a deferred gain on sale of real estate, net of tax of $2.2 million that was related to an equity option that expired in 2015 that related to a partial sale that occurred in 2014 (Note 14).

CPA:17 – Global 2017 10-K – 53

Net Income Attributable to Noncontrolling Interests

2017 vs. 2016 — For the year ended December 31, 2017 as compared to 2016, net income attributable to noncontrolling interests increased by less than $0.1 million, primarily due to an increase of $1.9 million in the Available Cash Distribution paid to our Advisor (Note 3), partially offset by a decrease related to one of our jointly owned investments that recognized an impairment charge in 2017.

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

2017

Operating Activities — Net cash provided by operating activities increased by $45.7 million during 2017 as compared to 2016, primarily due to a reduction in the loss on extinguishment of debt related to prepayment penalties on certain loans encumbering the self-storage properties that were sold in 2016, a reduction in interest expense related to those loans, a reduction in acquisition expenses since we did not have any acquisitions that were classified as business combinations in 2017, an increase in the cash flows generated from our 2016 and 2017 acquisitions, and past due receivables collected on our I-drive Property, which were partially offset by a decrease in the rent collected on our Agrokor investments (Note 8).

Investing Activities — Our investing activities are generally comprised of real estate-related transactions (purchases and sales), payment of deferred acquisition fees to our Advisor related to asset acquisitions, and capitalized property-related costs. During 2017, we used $153.5 million to fund capital contributions to our equity investments in real estate, primarily due to the $90.3 million contribution for Hellweg 2 mortgage loan payoffs and $51.3 million for our Kesko Senukai investment (Note 6), and received $40.0 million as a return of capital from our equity method investments. We completed the sale of five net-lease properties for total proceeds of $111.2 million, net of selling costs (Note 14). We also received proceeds from the repayment of a preferred equity interest of $27.0 million (Note 6) and we funded $12.0 million and $10.8 million for build-to-suit expansion projects and a real estate acquisition, respectively.

CPA:17 – Global 2017 10-K – 54

Financing Activities — During 2017, we made scheduled and unscheduled mortgage principal payments totaling $458.0 million and received $203.5 million in proceeds from non-recourse mortgage financings related to new and existing investments (Note 10). We paid distributions to our stockholders totaling $225.0 million, which consisted of $122.9 million of cash distributions and $102.1 million of distributions that were reinvested by stockholders in shares of our common stock through our DRIP. We received $119.2 million of proceeds related to the Revolver under our Senior Credit Facility, of which $69.0 million was repaid during 2017. We also paid $61.9 million for the repurchase of shares pursuant to our redemption plan as described below, and paid distributions of $40.3 million to affiliates that hold noncontrolling interests in various investments jointly owned with us.

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

Investing Activities — During 2016, we sold 34 self-storage properties for proceeds of $258.3 million, net of selling costs. We funded $203.1 million for real estate investment acquisitions, $13.3 million for build-to-suit projects, and $10.7 million for capital expenditures on owned real estate (Note 4, Note 5). We received $42.7 million as a return of capital from our equity method investments and $12.6 million of loan receivable repayment proceeds, and used $11.0 million to fund capital contributions to our equity investments in real estate. We recovered $23.8 million of value-added taxes in connection with our international acquisitions.

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

Distributions

Our objectives are to generate sufficient cash flow over time to provide stockholders with distributions and to continue to seek investments with potential for capital appreciation throughout varying economic cycles. During 2017, we declared distributions to our stockholders totaling $226.0 million, which consisted of $124.6 million of cash distributions and $101.4 million of distributions reinvested by stockholders in our shares through our DRIP. We funded all of these distributions from Net cash provided by operating activities. Since inception, we have funded all of our cumulative distributions from Net cash provided by operating activities. Cash flow from operations is first applied to current period distributions, then to any deficit from prior period cumulative negative cash flow, and finally to future period distributions. We expect that, in the future, if distributions cannot be fully sourced from net cash provided by operating activities, they may be sourced from the proceeds of financings or sales of assets.

Redemptions

We maintain a quarterly redemption program pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from stockholders seeking liquidity. During the years ended December 31, 2017 and 2016, we redeemed 6,517,080 and 5,229,975 shares, respectively, of our common stock pursuant to our redemption plan, comprised of 1,899 and 1,267 requests, respectively, at a weighted-average price per share of $9.49 and $9.56, respectively. As of the date of this Report, we have fulfilled all of the valid redemptions requests that have been received during the year ended December 31, 2017.

CPA:17 – Global 2017 10-K – 55

Summary of Financing

The table below summarizes our debt and Senior Credit Facility (dollars in thousands):

	December 31,
	2017	2016
Carrying Value (a)
Fixed rate	$1,013,378	$1,236,058
Variable rate:
Senior Credit Facility — Revolver	52,016	—
Senior Credit Facility — Term Loan	49,915	49,751
Amount subject to interest rate swaps and caps	455,143	292,291
Floating interest rate mortgage loans	380,938	493,901
	938,012	835,943
	$1,951,390	$2,072,001
Percent of Total Debt
Fixed rate	52%	60%
Variable rate	48%	40%
	100%	100%
Weighted-Average Interest Rate at End of Year
Fixed rate	4.8%	4.9%
Variable rate (b)	2.9%	2.9%
__________

(a)
Aggregate debt balance includes unamortized deferred financing costs totaling $8.0 million and $9.5 million as of December 31, 2017 and 2016, respectively, and unamortized discount totaling $5.5 million and $6.3 million as of December 31, 2017 and 2016, respectively.

(b)	The impact of our derivative instruments is reflected in the weighted-average interest rates.

Cash Resources

At December 31, 2017, our cash resources consisted primarily of cash and cash equivalents totaling $119.1 million. Of this amount, $35.7 million, at then-current exchange rates, was held in foreign subsidiaries, but we could be subject to restrictions or significant costs should we decide to repatriate these funds. As of the date of this Report, we also had unused capacity of $167.0 million on our Senior Credit Facility. Our cash resources may be used for future investments and can be used for working capital needs, other commitments, and distributions to our stockholders. In addition, our unleveraged properties had an aggregate carrying value of $712.6 million at December 31, 2017, although there can be no assurance that we would be able to obtain financing for these properties.

Cash Requirements

During the next 12 months, we expect that our cash requirements will include funding capital commitments, such as build-to-suit projects; paying distributions to our stockholders and to our affiliates that hold noncontrolling interests in entities we control; payments to acquire new investments; making share repurchases pursuant to our redemption plan; making scheduled mortgage debt service payments and repayments of borrowings under our Revolver (Note 10); as well as other normal recurring operating expenses. Balloon payments totaling $137.5 million on our consolidated mortgage loan obligations are due during the next 12 months. Our Advisor is actively seeking to refinance certain of these loans, although there can be no assurance that it will be able to do so on favorable terms, or at all. Capital and other lease commitments totaling $53.0 million are expected to be funded during the next 12 months. We expect to fund capital commitments, any future investments, any capital expenditures on existing properties, scheduled and unscheduled debt payments on our mortgage loans, and repayments of borrowings under our Revolver through the use of our cash reserves; cash generated from operations; and proceeds from repayments of loans receivable, financings, and asset sales.

CPA:17 – Global 2017 10-K – 56

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements, and other contractual obligations (primarily our capital commitments and lease obligations) at December 31, 2017 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Mortgage debt, net — principal (a)	$1,862,835	$71,628	$501,806	$802,916	$486,485
Senior Credit Facility — Revolver — principal	52,016	52,016	—	—	—
Senior Credit Facility — Term Loan — principal (b)	50,000	50,000	—	—	—
Deferred acquisition fees — principal	6,193	3,515	2,678	—	—
Interest on borrowings and deferred acquisition fees	301,989	75,639	130,270	72,033	24,047
Operating and other lease commitments (c)	71,778	2,883	6,027	2,060	60,808
Asset retirement obligations, net (d)	16,932	—	—	—	16,932
Capital commitments (e)	56,505	50,151	6,354	—	—
	$2,418,248	$305,832	$647,135	$877,009	$588,272
__________

(a)	Excludes deferred financing costs totaling $7.9 million and unamortized discount, net of $5.5 million, which were included in Mortgage debt, net at December 31, 2017.

(b)
Excludes deferred financing costs of $0.1 million and unamortized discount of less than $0.1 million on our Term Loan within the Senior Credit Facility, which is scheduled to mature on August 26, 2018, unless extended pursuant to its terms (Note 10).

(c)
Operating commitments consist of rental obligations under ground leases. Other lease commitments consist of our estimated share of future rents payable for the purpose of leasing office space pursuant to the advisory agreement. Amounts are estimated based on current allocation percentages among WPC and the other Managed Programs as of December 31, 2017 (Note 3).

(d)
Represents the estimated amount of future obligations for the removal of asbestos and environmental waste in connection with several of our investments, payable upon the retirement or sale of the assets.

(e)	Capital commitments include $55.5 million and $1.0 million related to unfunded construction commitments and tenant improvement allowances, respectively.

Amounts in the table above that relate to our foreign operations are based on the exchange rate of the local currencies at December 31, 2017, which consisted primarily of the euro. At December 31, 2017, we had no material capital lease obligations for which we were the lessee, either individually or in the aggregate.

Equity Method Investments

We have interests in unconsolidated investments that primarily own single-tenant properties net leased to companies. Generally, the underlying investments are jointly owned with our affiliates (Note 6). At December 31, 2017, on a combined basis, these investments had total assets of approximately $4.4 billion and third-party non-recourse mortgage debt of $2.6 billion. At that date, our pro rata share of the aggregate debt for these investments was $335.0 million. Cash requirements with respect to our share of these debt obligations are discussed above under Cash Requirements.

CPA:17 – Global 2017 10-K – 57

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

CPA:17 – Global 2017 10-K – 58

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

The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements. We believe that, since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment, and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative. Historical accounting for real estate involves the use of GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP. Nevertheless, we believe that the use of FFO, which excludes the impact of real estate-related depreciation and amortization, as well as impairment charges of real estate-related assets, provides a more complete understanding of our performance to investors and to management; and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. In particular, we believe it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions, which can change over time. While impairment charges are excluded from the calculation of FFO it could be difficult to recover any impairment charges. However, FFO, MFFO, and Adjusted MFFO, as described below, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating the operating performance of the company. The method utilized to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP measures FFO, MFFO, and Adjusted MFFO and the adjustments to GAAP in calculating FFO, MFFO, and Adjusted MFFO.

The Investment Program Association, an industry trade group, has standardized a measure known as MFFO, which the Investment Program Association has recommended as a supplemental measure for publicly registered non-traded REITs and which we believe to be another appropriate non-GAAP measure to reflect the operating performance of a non-traded REIT. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO, and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring properties and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance now that our offering has been completed and once essentially all of our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-traded REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance, with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. MFFO should only be used to assess the sustainability of a company’s operating performance after a company’s offering has been completed and properties have been acquired, as it excludes acquisition costs that have a negative effect on a company’s operating performance during the periods in which properties are acquired.

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

CPA:17 – Global 2017 10-K – 59

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

CPA:17 – Global 2017 10-K – 60

FFO, MFFO, and Adjusted MFFO were as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Net income attributable to CPA:17 – Global	$97,287	$190,345	$84,205
Adjustments:
Depreciation and amortization of real property	115,824	122,391	106,502
Impairment charges on real estate	8,276	29,183	—
Gain on sale of real estate (a)	(2,879)	(132,858)	(2,197)
Proportionate share of adjustments to equity in net income of partially owned entities	43,533	37,067	36,813
Proportionate share of adjustments for noncontrolling interests (b)	(2,094)	(571)	(563)
Total adjustments	162,660	55,212	140,555
FFO (as defined by NAREIT) attributable to CPA:17 – Global	259,947	245,557	224,760
Adjustments:
Above- and below-market rent intangible lease amortization, net (c) (d)	(17,826)	(14,160)	(3,632)
Straight-line and other rent adjustments (e)	(16,546)	(18,182)	(20,365)
Unrealized (gains) losses on foreign currency, derivatives, and other	(15,059)	7,028	5,079
Loss (gain) on change in control of interests (f)	13,851	(49,922)	—
Realized gains on foreign currency, derivatives and other	(7,053)	(5,695)	(5,868)
Loss on extinguishment of debt (g)	1,922	24,376	275
Amortization of premiums/discounts on debt investments, net	1,814	2,206	637
Acquisition and other expenses (h)	1,343	7,157	651
Impairment charges, held-to-maturity securities	683	523	1,023
Proportionate share of adjustments to equity in net income of partially owned entities (i) (j)	14,872	25,755	(3,100)
Proportionate share of adjustments for noncontrolling interests	(390)	367	423
Total adjustments	(22,389)	(20,547)	(24,877)
MFFO attributable to CPA:17 – Global	237,558	225,010	199,883
Adjustments:
Deferred taxes and other adjustments (k)	(8,148)	2,312	2,311
Hedging gains	6,384	7,219	8,751
Total adjustments	(1,764)	9,531	11,062
Adjusted MFFO attributable to CPA:17 – Global	$235,794	$234,541	$210,945
__________

(a)	During the year ended December 31, 2016, we recognized a gain on sale of real estate, net of tax of $132.9 million as a result of the sale of 34 self-storage properties (Note 14).

(b)	Amount for the year ended December 31, 2017 includes $1.5 million related to an impairment charge recognized on one of our consolidated joint-venture investments (Note 8).

(c)
Amount for the year ended December 31, 2017 includes a $15.7 million write-off and $3.3 million of acceleration of below-market lease intangible liabilities, related to the KBR Inc. lease modification/termination (Note 14). Amount for the year ended December 31, 2016 includes a $13.9 million acceleration of below-market lease intangible liabilities, related to the KBR Inc. lease termination (Note 14).

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

CPA:17 – Global 2017 10-K – 61

(e)
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

(f)
Loss on change in control of interests for the year ended December 31, 2017 represents the loss recognized on the restructuring of the Shelborne hotel investment, which we had previously accounted for as an equity method investment (Note 4, Note 6). Gain on change in control of interests for the year ended December 31, 2016 represents gain recognized on our acquisition of a 15% controlling interest in five self-storage properties, which we had previously accounted for as an equity method investment (Note 4, Note 6).

(g)
During the year ended December 31, 2016, this amount primarily relates to the seven non-recourse mortgage loans that were defeased with outstanding principal balances totaling $121.9 million, net of discounts, and recognized losses on extinguishment of debt totaling $23.6 million (Note 10).

(h)
In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-traded REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO and Adjusted MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our Advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income, a performance measure under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to stockholders, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. On January 1, 2017, we adopted ASU 2017-01 (Note 2), and, as a result, transaction costs are more likely to be capitalized since we expect most of our future acquisitions to be classified as asset acquisitions under this standard.

(i)	During the year ended December 31, 2016, the investee of one of our equity investments incurred a $22.8 million impairment charge to reduce goodwill at the investee level to its fair value (Note 8).

(j)
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

(k)
Amount for the year ended December 31, 2017, includes the impact of the Tax Cuts and Jobs Act, which was signed into law on December 22, 2017, and lowered the U.S. corporate income tax rate from 35% to 21% (Note 13).

CPA:17 – Global 2017 10-K – 62

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

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we have historically attempted to obtain non-recourse mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our joint investment partners have obtained, and may in the future obtain, variable-rate non-recourse mortgage loans, and, as a result, we have entered into, and may continue to enter into, swaptions, interest rate swap agreements or interest rate cap agreements with lenders. Interest rate swap agreements effectively convert the variable-rate debt service obligations of a loan to a fixed rate, while interest rate cap agreements limit the underlying interest rate from exceeding a specified strike rate. Interest rate swaps are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flows over a specific period, and interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments that, where applicable, are designated as cash flow hedges on the forecasted interest payments on the debt obligation. The face amount on which the swaps or caps are based is not exchanged. A swaption is an option that gives us the right, but not the obligation, to enter into an interest rate swap under which we would pay a fixed-rate and receive a variable-rate. At the option’s expiration, we may also elect to cash settle the option if such option is “in-the-money” or allow the option to expire at no additional cost to us. Our objective in using these derivatives is to limit our exposure to interest rate movements. At December 31, 2017, we estimated that the total fair value of our interest rate swaps and caps, which are included in Other assets, net and Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was in a net liability position of $3.5 million (Note 9).

At December 31, 2017, our outstanding debt either bore interest at fixed rates, bore interest at floating rates, was swapped or capped to a fixed rate, or bore interest at fixed rates that were scheduled to convert to then-prevailing market fixed rates at certain future points during their term. The annual interest rates on our fixed-rate debt at December 31, 2017 ranged from 1.9% to 7.4%. The contractual annual interest rates on our variable-rate debt at December 31, 2017 ranged from 1.3% to 6.0%. Our debt obligations are more fully described in Note 10 and Liquidity and Capital Resources — Summary of Financing in Item 7 above. The following table presents principal cash outflows based upon expected maturity dates of our debt obligations outstanding at December 31, 2017 (in thousands):

	2018	2019	2020	2021	2022	Thereafter	Total	Fair value
Fixed-rate debt (a)	$50,681	$29,778	$126,200	$214,021	$272,046	$326,341	$1,019,067	$1,023,241
Variable-rate debt (a) (b)	$122,963	$44,674	$301,154	$238,036	$78,813	$160,144	$945,784	$942,817
__________

(a)	Amounts are based on the exchange rate at December 31, 2017, as applicable.

CPA:17 – Global 2017 10-K – 63

(b)	Includes $50.0 million outstanding Term Loan under our Senior Credit Facility, which is scheduled to mature on August 26, 2018, unless extended pursuant to its terms.

At December 31, 2017, the estimated fair value of our fixed-rate debt, as well as any variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps, is affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at December 31, 2017 by an aggregate increase of $48.0 million or an aggregate decrease of $66.9 million, respectively. Annual interest expense on our unhedged variable-rate debt at December 31, 2017 would increase or decrease by $4.8 million for each respective 1% change in annual interest rates.

As more fully described under Liquidity and Capital Resources — Summary of Financing in Item 7 above, a portion of our variable-rate debt in the table above bore interest at fixed rates at December 31, 2017, but has interest rate reset features that will change the fixed interest rates to then-prevailing market fixed rates at certain points during their term. This debt is generally not subject to short-term fluctuations in interest rates.

Foreign Currency Exchange Rate Risk

We own international investments, primarily in Europe and Asia, and as a result, are subject to risk from the effects of exchange rate movements in various foreign currencies, primarily the euro and, to a lesser extent, the British pound sterling, the Japanese yen, and the Norwegian krone, which may affect future costs and cash flows. Although all of our international investments through the fourth quarter of 2017 were conducted in these currencies, we may conduct business in other currencies in the future. We manage foreign currency exchange rate movements by generally placing both our debt service obligation to the lender and the tenant’s rental obligation to us in the same currency. This reduces our overall exposure to the actual equity that we have invested and the equity portion of our cash flow. In addition, we may use currency hedging to further reduce the exposure to our equity cash flow. We are generally a net receiver of these currencies (we receive more cash than we pay out), therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar, relative to the foreign currency.

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

The June 23, 2016 referendum by voters in the United Kingdom to exit the European Union, a process commonly referred to as “Brexit,” adversely impacted global markets, including certain currencies, and has resulted in a decline in the value of the British pound sterling as compared to the U.S. dollar. Volatility in exchange rates is expected to continue as the United Kingdom negotiates its likely exit from the European Union. As of December 31, 2017, 1% and 43% of our total pro rata ABR was from the United Kingdom and other European Union countries, respectively. Any impact from Brexit on us will depend, in part, on the outcome of the related tariff, trade, regulatory, and other negotiations. Although it is unknown what the result of those negotiations will be, it is possible that new terms may adversely affect our operations and financial results.

Scheduled future minimum rents, exclusive of renewals, under non-cancelable operating leases, for our consolidated foreign operations as of December 31, 2017, during each of the next five calendar years and thereafter, are as follows (in thousands):

Lease Revenues (a)	2018	2019	2020	2021	2022	Thereafter	Total
Euro (b)	$120,305	$120,491	$121,010	$120,098	$119,748	$764,966	$1,366,618
British pound sterling (c)	5,249	5,249	5,263	5,249	5,249	42,093	68,352
Japanese yen (d)	2,708	2,708	2,715	2,708	653	—	11,492
	$128,262	$128,448	$128,988	$128,055	$125,650	$807,059	$1,446,462

CPA:17 – Global 2017 10-K – 64

Scheduled debt service payments (principal and interest) for mortgage notes payable for our consolidated foreign operations as of December 31, 2017, during each of the next five calendar years and thereafter, are as follows (in thousands):

Debt Service (a) (e)	2018	2019	2020	2021	2022	Thereafter	Total
Euro (b)	$62,747	$28,987	$107,975	$165,042	$92,297	$180,839	$637,887
British pound sterling (c)	1,695	12,613	379	17,579	—	—	32,266
Japanese yen (d)	22,263	—	—	—	—	—	22,263
	$86,705	$41,600	$108,354	$182,621	$92,297	$180,839	$692,416
__________

(a)
Amounts are based on the applicable exchange rates at December 31, 2017. Contractual rents and debt obligations are denominated in the functional currency of the country of each property. Our foreign operations denominated in the Norwegian krone are related to an unconsolidated jointly owned investment and is excluded from the amounts in the tables.

(b)
We estimate that, for a 1% increase or decrease in the exchange rate between the euro and the U.S. dollar, there would be a corresponding change in the projected estimated property-level cash flow at December 31, 2017 of $7.3 million.

(c)
We estimate that, for a 1% increase or decrease in the exchange rate between the British pound sterling and the U.S. dollar, there would be a corresponding change in the projected estimated property-level cash flow at December 31, 2017 of $0.4 million.

(d)
We estimate that, for a 1% increase or decrease in the exchange rate between the Japanese yen and the U.S. dollar, there would be a corresponding change in the projected estimated property-level cash flow at December 31, 2017 of less than $0.1 million.

(e)	Interest on unhedged variable-rate debt obligations was calculated using the applicable annual interest rates and balances outstanding at December 31, 2017.

Projected debt service obligations exceed projected lease revenues denominated in Japanese yen in 2018, British pound sterling in 2019, and euros and British pound sterling in 2021. This is primarily due to balloon payments on certain of our non-recourse mortgage loans that are collateralized by properties that we own with affiliates. We currently anticipate that, by their respective due dates, we will have refinanced or repaid certain of these loans using our cash resources, including unused capacity on our credit facility and proceeds from dispositions, but there can be no assurance that we will be able to do so on favorable terms, if at all.

Concentration of Credit Risk

Concentrations of credit risk arise when a number of tenants are engaged in similar business activities or have similar economic risks or conditions that could cause them to default on their lease obligations to us. We regularly monitor our portfolio to assess potential concentrations of credit risk. While we believe our portfolio is reasonably well diversified, it does contain concentrations in certain areas in excess of 10%, based on the percentage of our consolidated total revenues or pro rata ABR.

For the year ended December 31, 2017, our consolidated portfolio had the following significant characteristics in excess of 10%, based on the percentage of our consolidated total revenues:

•	72% related to domestic properties, which included a concentration in Texas and New York of 15% and 10%, respectively; and

•	28% related to international properties.

At December 31, 2017, our net-leased portfolio, which excludes investments within our Self Storage segment as well as in our All Other category, had the following significant property and lease characteristics in excess of 10% in certain areas, based on the percentage of our pro rata ABR as of that date:

•	54% related to domestic properties;

•	46% related to international properties;

•	28% related to warehouse facilities, 27% related to office facilities, 25% related to retail facilities, and 14% related to industrial facilities; and

•	28% related to the retail stores industry, 14% related to the grocery industry, and 10% related to business service industry.

CPA:17 – Global 2017 10-K – 65

Item 8. Financial Statements and Supplementary Data.

Financial statement schedules other than those listed above are omitted because the required information is given in the financial statements, including the notes thereto, or because the conditions requiring their filing do not exist.

CPA:17 – Global 2017 10-K – 66

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Corporate Property Associates 17 – Global Incorporated

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Corporate Property Associates 17 – Global Incorporated and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP
New York, New York
March 14, 2018

We have served as the Company’s auditor since 2007.

CPA:17 – Global 2017 10-K – 67

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2017	2016
Assets
Investments in real estate:
Real estate — Land, buildings and improvements	$2,772,611	$2,745,424
Operating real estate — Land, buildings and improvements	340,772	258,971
Net investments in direct financing leases	509,228	508,392
In-place lease intangible assets	629,961	620,149
Other intangible assets	111,004	103,918
Assets held for sale	—	14,850
Investments in real estate	4,363,576	4,251,704
Accumulated depreciation and amortization	(626,655)	(506,238)
Net investments in real estate	3,736,921	3,745,466
Equity investments in real estate	409,254	451,105
Cash and cash equivalents	119,094	273,635
Other assets, net	322,201	228,717
Total assets	$4,587,470	$4,698,923
Liabilities and Equity
Debt:
Mortgage debt, net	$1,849,459	$2,022,250
Senior Credit Facility, net	101,931	49,751
Debt, net	1,951,390	2,072,001
Accounts payable, accrued expenses and other liabilities	132,751	128,911
Below-market rent and other intangible liabilities, net	61,222	82,799
Deferred income taxes	30,524	32,655
Due to affiliates	11,467	11,723
Distributions payable	56,859	55,830
Total liabilities	2,244,213	2,383,919
Commitments and contingencies (Note 11)

Preferred stock, $0.001 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 900,000,000 shares authorized; and 349,899,827 and 343,575,840 shares, respectively, issued and outstanding	349	343
Additional paid-in capital	3,174,786	3,106,456
Distributions in excess of accumulated earnings	(861,319)	(732,613)
Accumulated other comprehensive loss	(78,420)	(156,676)
Total stockholders’ equity	2,235,396	2,217,510
Noncontrolling interests	107,861	97,494
Total equity	2,343,257	2,315,004
Total liabilities and equity	$4,587,470	$4,698,923

See Notes to Consolidated Financial Statements.

CPA:17 – Global 2017 10-K – 68

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2017	2016	2015
Revenues
Lease revenues:
Rental income	$309,233	$298,775	$271,523
Interest income from direct financing leases	58,399	58,066	55,669
Total lease revenues	367,632	356,841	327,192
Other real estate income	40,309	46,623	49,562
Other operating income	27,875	30,224	36,591
Other interest income	11,838	6,674	13,602
	447,654	440,362	426,947
Operating Expenses
Depreciation and amortization	115,630	122,259	106,732
Property expenses	75,209	70,728	72,514
Other real estate expenses	17,827	17,642	19,595
General and administrative	15,358	16,310	18,377
Impairment charges	8,959	29,706	1,023
Acquisition and other expenses	1,343	7,157	651
	234,326	263,802	218,892
Other Income and Expenses
Interest expense	(88,270)	(98,813)	(93,551)
Other income and (expenses)	23,231	(1,728)	1,912
(Loss) gain on change in control of interests	(13,851)	49,922	—
Loss on extinguishment of debt	(1,922)	(24,376)	(275)
Equity in earnings of equity method investments in real estate	261	3,262	14,667
	(80,551)	(71,733)	(77,247)
Income before income taxes and gain on sale of real estate	132,777	104,827	130,808
Benefit from (provision for) income taxes	513	(8,477)	(8,885)
Income before gain on sale of real estate, net of tax	133,290	96,350	121,923
Gain on sale of real estate, net of tax	2,879	132,858	2,197
Net Income	136,169	229,208	124,120
Net income attributable to noncontrolling interests (inclusive of Available Cash Distributions to a related party of $26,675, $24,765, and $24,668, respectively)	(38,882)	(38,863)	(39,915)
Net Income Attributable to CPA:17 – Global	$97,287	$190,345	$84,205
Basic and Diluted Earnings Per Share	$0.28	$0.56	$0.25
Basic and Diluted Weighted-Average Shares Outstanding	348,329,966	342,147,444	334,468,363

See Notes to Consolidated Financial Statements.

CPA:17 – Global 2017 10-K – 69

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended December 31,
	2017	2016	2015
Net Income	$136,169	$229,208	$124,120
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	100,948	(18,785)	(81,037)
Change in net unrealized (loss) gain on derivative instruments	(20,462)	1,349	20,889
Change in unrealized gain on marketable investments	33	29	29
	80,519	(17,407)	(60,119)
Comprehensive Income	216,688	211,801	64,001

Amounts Attributable to Noncontrolling Interests
Net income	(38,882)	(38,863)	(39,915)
Foreign currency translation adjustments	(2,263)	536	1,321
Comprehensive income attributable to noncontrolling interests	(41,145)	(38,327)	(38,594)
Comprehensive Income Attributable to CPA:17 – Global	$175,543	$173,474	$25,407

See Notes to Consolidated Financial Statements.

CPA:17 – Global 2017 10-K – 70

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY
Years Ended December 31, 2017, 2016, and 2015
(in thousands, except share and per share amounts)

	CPA:17 – Global
	Total Outstanding Shares	Common Stock	Additional Paid-In Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Loss	Total CPA:17 – Global Stockholders	Noncontrolling Interests	Total
Balance at January 1, 2017	343,575,840	$343	$3,106,456	$(732,613)	$(156,676)	$2,217,510	$97,494	$2,315,004
Shares issued	10,064,364	10	102,068			102,078		102,078
Shares issued to affiliates	2,773,407	3	28,051			28,054		28,054
Shares issued to directors	9,891	—	100			100		100
Distributions declared ($0.6500 per share)				(225,993)		(225,993)		(225,993)
Distributions to noncontrolling interests						—	(40,290)	(40,290)
Contributions from noncontrolling interests						—	9,512	9,512
Net income				97,287		97,287	38,882	136,169
Other comprehensive income:
Foreign currency translation adjustments					98,685	98,685	2,263	100,948
Realized and unrealized loss on derivative instruments					(20,462)	(20,462)		(20,462)
Change in unrealized gain on marketable investments					33	33		33
Repurchase of shares	(6,523,675)	(7)	(61,889)			(61,896)		(61,896)
Balance at December 31, 2017	349,899,827	$349	$3,174,786	$(861,319)	$(78,420)	$2,235,396	$107,861	$2,343,257

Balance at January 1, 2016	337,065,419	$337	$3,037,727	$(700,912)	$(139,805)	$2,197,347	$97,248	$2,294,595
Shares issued	10,255,011	10	103,608			103,618		103,618
Shares issued to affiliates	1,469,025	1	14,975			14,976		14,976
Shares issued to directors	9,766	—	100			100		100
Distributions declared ($0.6500 per share)				(222,046)		(222,046)		(222,046)
Distributions to noncontrolling interests						—	(38,228)	(38,228)
Contributions from noncontrolling interests						—	147	147
Net income				190,345		190,345	38,863	229,208
Other comprehensive loss:
Foreign currency translation adjustments					(18,249)	(18,249)	(536)	(18,785)
Realized and unrealized gain on derivative instruments					1,349	1,349		1,349
Change in unrealized gain on marketable investments					29	29		29
Repurchase of shares	(5,223,381)	(5)	(49,954)			(49,959)		(49,959)
Balance at December 31, 2016	343,575,840	$343	$3,106,456	$(732,613)	$(156,676)	$2,217,510	$97,494	$2,315,004
(Continued)

CPA:17 – Global 2017 10-K – 71

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY
(Continued)
Years Ended December 31, 2017, 2016, and 2015
(in thousands, except share and per share amounts)

	CPA:17 – Global
	Total Outstanding Shares	Common Stock	Additional Paid-In Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Loss	Total CPA:17 – Global Stockholders	Noncontrolling Interests	Total
Balance at January 1, 2015	328,480,839	$328	$2,955,440	$(567,806)	$(81,007)	$2,306,955	$78,442	$2,385,397
Shares issued	11,009,104	11	103,646			103,657		103,657
Shares issued to affiliates	1,613,468	2	15,628			15,630		15,630
Shares issued to directors	10,288	—	100			100		100
Distributions declared ($0.6500 per share)				(217,311)		(217,311)		(217,311)
Distributions to noncontrolling interests						—	(35,716)	(35,716)
Contributions from noncontrolling interests						—	15,928	15,928
Net income				84,205		84,205	39,915	124,120
Other comprehensive loss:
Foreign currency translation adjustments					(79,716)	(79,716)	(1,321)	(81,037)
Realized and unrealized gain on derivative instruments					20,889	20,889		20,889
Change in unrealized gain on marketable investments					29	29		29
Repurchase of shares	(4,048,280)	(4)	(37,087)			(37,091)		(37,091)
Balance at December 31, 2015	337,065,419	$337	$3,037,727	$(700,912)	$(139,805)	$2,197,347	$97,248	$2,294,595

See Notes to Consolidated Financial Statements.

CPA:17 – Global 2017 10-K – 72

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2017	2016	2015
Cash Flows — Operating Activities
Net income	$136,169	$229,208	$124,120
Adjustments to net income:
Depreciation and amortization, including intangible assets and deferred financing costs	121,749	129,712	112,722
Non-cash asset management fee expense and directors’ compensation	29,463	14,953	14,696
Realized and unrealized (gain) loss on foreign currency transactions and other	(18,040)	8,746	7,696
Straight-line rent	(14,386)	(14,900)	(17,062)
Equity in losses of equity method investments in real estate in excess of distributions received	14,201	11,745	2,501
Loss (gain) on change in control of interests	13,851	(49,922)	—
Impairment charges	8,959	29,706	1,023
Write-off of real estate, provision for doubtful accounts, and other non-cash adjustments	(7,159)	(1,453)	2,646
Amortization of rent-related intangibles and deferred rental revenue	(6,153)	(19,637)	(6,076)
Deferred income tax (benefit) expense	(4,500)	4,683	4,150
Accretion of commercial mortgage-backed securities and other	(3,171)	(1,827)	(3,760)
Gain on sale of real estate	(2,879)	(132,858)	(2,197)
Loss on extinguishment of debt	1,587	1,136	58
Settlement of derivative asset	(26)	—	2,948
Net changes in other operating assets and liabilities	(12,631)	2,077	419
Net Cash Provided by Operating Activities	257,034	211,369	243,884
Cash Flows — Investing Activities
Capital contributions to equity investments in real estate	(153,460)	(11,048)	(39,015)
Proceeds from sale of real estate	111,229	258,293	—
Return of capital from equity investments in real estate	39,974	42,744	34,962
Proceeds from repayment of preferred equity interest	27,000	—	—
Funding for build-to-suit projects	(12,021)	(13,312)	(24,258)
Acquisitions of real estate and direct financing leases	(10,822)	(203,093)	(293,324)
Value added taxes refunded in connection with acquisition of real estate	7,334	23,769	15,194
Other investing activities, net	4,689	2,407	—
Payment of deferred acquisition fees to an affiliate	(3,828)	(2,631)	(6,382)
Capital expenditures on owned real estate	(2,958)	(10,682)	(8,035)
Value added taxes paid in connection with acquisition of real estate	(1,941)	(5,712)	(37,540)
Changes in investing restricted cash	1,480	1,870	6,300
Proceeds from repayment of loan receivable	—	12,600	40,000
Deposits for investments	—	2,501	(1,000)
Proceeds from repayment of debenture	—	610	7,633
Funding of loans receivable	—	—	(42,600)
Net Cash Provided by (Used in) Investing Activities	6,676	98,316	(348,065)
Cash Flows — Financing Activities
Scheduled payments and prepayments of mortgage principal	(458,010)	(177,469)	(121,267)
Distributions paid	(224,964)	(220,991)	(215,914)
Proceeds from mortgage financing	203,478	266,970	170,233
Proceeds from Senior Credit Facility	119,235	225,693	235,367
Proceeds from issuance of shares, net of issuance costs	102,078	103,618	103,657
Repayments of Senior Credit Facility	(68,990)	(289,558)	(120,400)
Repurchase of shares	(61,896)	(49,959)	(37,091)
Distributions to noncontrolling interests	(40,290)	(38,228)	(35,716)
Contributions from noncontrolling interests	4,001	147	15,928
Payment of financing costs and mortgage deposits, net of deposits refunded	(1,058)	(2,203)	(3,544)
Other financing activities, net	(595)	(81)	—
Changes in financing restricted cash	(10)	(462)	(962)
Proceeds from notes payable to affiliate	—	—	25,000
Repayment of notes payable to affiliate	—	—	(25,000)
Net Cash Used in Financing Activities	(427,021)	(182,523)	(9,709)
Change in Cash and Cash Equivalents During the Year
Effect of exchange rate changes on cash	8,770	(6,416)	(8,940)
Net (decrease) increase in cash and cash equivalents	(154,541)	120,746	(122,830)
Cash and cash equivalents, beginning of year	273,635	152,889	275,719
Cash and cash equivalents, end of year	$119,094	$273,635	$152,889

See Notes to Consolidated Financial Statements.

CPA:17 – Global 2017 10-K – 73

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

Supplemental Cash Flow Information
(in thousands)

	Years Ended December 31,
	2017	2016	2015
Interest paid, net of amounts capitalized	$83,734	$93,590	$90,448
Interest capitalized	$—	$—	$1,632
Income taxes paid	$3,761	$4,650	$3,399

See Notes to Consolidated Financial Statements.

CPA:17 – Global 2017 10-K – 74

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization

Corporate Property Associates 17 – Global Incorporated, or CPA:17 – Global, and, together with its consolidated subsidiaries, we, us, or our, is a publicly owned, non-traded real estate investment trust, or REIT, that invests primarily in commercial real estate properties leased to companies both domestically and internationally. We were formed in 2007 and are managed by W. P. Carey Inc., or WPC, through one of its subsidiaries, or collectively our Advisor. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income and the level of our distributions, among other factors. We earn revenue primarily by leasing the properties we own to single corporate tenants, predominantly on a triple-net leased basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation due to the timing of new lease transactions, lease terminations, lease expirations, contractual rent adjustments, tenant defaults, sales of properties, and changes in foreign currency exchange rates.

Substantially all of our assets and liabilities are held by CPA:17 Limited Partnership, or the Operating Partnership, and at December 31, 2017, we owned 99.99% of general and limited partnership interests in the Operating Partnership. The remaining interest in the Operating Partnership is held by a subsidiary of WPC.

At December 31, 2017, our portfolio was comprised of full or partial ownership interests in 411 properties, substantially all of which were fully-occupied and triple-net leased to 116 tenants, and totaled approximately 44.4 million square feet (unaudited). In addition, our portfolio was comprised of full or majority ownership interests in 38 operating properties, including 37 self-storage properties and one hotel property, for an aggregate of approximately 2.7 million square feet (unaudited).

We operate in two reportable business segments: Net Lease and Self Storage. Our Net Lease segment includes our domestic and foreign investments in net-leased properties, whether they are accounted for as operating or direct financing leases. Our Self Storage segment is comprised of our investments in self-storage properties. In addition, we have investments in loans receivable, commercial mortgage-backed securities, or CMBS, one hotel, and certain other properties, which are included in our All Other category (Note 15). Our reportable business segments and All Other category are the same as our reporting units.

We raised aggregate gross proceeds of approximately $2.9 billion from our initial public offering, which closed in April 2011, and our follow-on offering, which closed in January 2013. We have fully invested the proceeds from our initial and follow-on public offerings. In addition, from inception through December 31, 2017, $676.0 million of distributions to our shareholders were reinvested in our common stock through our Distribution Reinvestment Plan, or DRIP.

Note 2. Summary of Significant Accounting Policies

Critical Accounting Policies and Estimates

Accounting for Acquisitions

In accordance with the guidance for business combinations, we determine whether a transaction or other event is a business combination, which requires that the assets acquired and liabilities assumed constitute a business. Each business combination is then accounted for by applying the acquisition method. If the assets acquired are not a business, we account for the transaction or other event as an asset acquisition. Under both methods, we recognize the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity. In addition, for transactions that are business combinations, we evaluate the existence of goodwill or a gain from a bargain purchase. We capitalize acquisition-related costs and fees associated with asset acquisitions. We immediately expense acquisition-related costs and fees associated with business combinations. However, following our adoption of Accounting Standards Update, or ASU, 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, on January 1, 2017, as described below, all transaction costs incurred during the year ended December 31, 2017 were capitalized since our acquisitions during the year were classified as asset acquisitions. Most of our future acquisitions are likely to be classified as asset acquisitions.

CPA:17 – Global 2017 10-K – 75

Notes to Consolidated Financial Statements

Purchase Price Allocation of Tangible Assets — When we acquire properties with leases classified as operating leases, we allocate the purchase price to the tangible and intangible assets and liabilities acquired based on their estimated fair values. The tangible assets consist of land, buildings, and site improvements. The intangible assets include the above- and below-market value of leases and the in-place leases, which includes the value of tenant relationships. Land is typically valued utilizing the sales comparison (or market) approach. Buildings are valued, as if vacant, using the cost and/or income approach. Site improvements are valued using the cost approach. The fair value of real estate is determined (i) primarily by reference to portfolio appraisals, which determines their values on a property level, by applying a discounted cash flow analysis to the estimated net operating income for each property in the portfolio during the remaining anticipated lease term, and (ii) by the estimated residual value, which is based on a hypothetical sale of the property upon expiration of a lease factoring in the re-tenanting of such property at estimated current market rental rates, applying a selected capitalization rate, and deducting estimated costs of sale.

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

CPA:17 – Global 2017 10-K – 76

Notes to Consolidated Financial Statements

We amortize the above-market lease intangible as a reduction of lease revenue over the remaining contractual lease term. We amortize the below-market lease intangible as an increase to lease revenue over the initial term and any renewal periods in the respective leases (Note 7).

The value of any in-place lease is estimated to be equal to the acquirer’s avoidance of costs as a result of having tenants in place, that would be necessary to lease the property for a lease term equal to the remaining primary in-place lease term and the value of investment grade tenancy. The cost avoidance is derived first by determining the in-place lease term on the subject lease. Then, based on our review of the market, the cost to be borne by a property owner to replicate a market lease to the remaining in-place term is estimated. These costs consist of: (i) rent lost during downtime (i.e. assumed periods of vacancy), (ii) estimated expenses that would be incurred by the property owner during periods of vacancy, (iii) rent concessions (i.e. free rent), (iv) leasing commissions, and (v) tenant improvements allowances given to tenants. We determine these values using our estimates or by relying in part upon third-party appraisals. We amortize the value of in-place lease intangibles to expense over the remaining initial term of each lease (Note 7). The amortization period for intangibles does not exceed the remaining depreciable life of the building.

If a lease is terminated, we charge the unamortized portion of above- and below-market lease values to rental income and in-place lease values to amortization expense. If a lease is amended, we will determine whether the economics of the amended lease continue to support the existence of the above- or below-market lease intangibles.

Purchase Price Allocation of Debt — When we acquire leveraged properties, the fair value of the related debt instruments is determined using a discounted cash flow model with rates that take into account the credit of the tenants, where applicable, and interest rate risk. Such resulting premium or discount is amortized into Interest expense within our consolidated financial statements over the remaining term of the obligation. We also consider the value of the underlying collateral, taking into account the quality of the collateral, the credit quality of the tenant, the time until maturity and the current interest rate.

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

Impairments

We periodically assess whether there are any indicators that the value of our long-lived real estate and related intangible assets may be impaired or that their carrying value may not be recoverable. These impairment indicators include, but are not limited to, the vacancy of a property that is not subject to a lease, an upcoming lease expiration, a tenant with credit difficulty, the termination of a lease by a tenant, or a likely disposition of the property. We may incur impairment charges on long-lived assets, including real estate, related intangible assets, direct financing leases, assets held for sale, and equity investments in real estate. We may also incur impairment charges on marketable investments, loans receivable and goodwill. Our policies and estimates for evaluating whether these assets are impaired are presented below.

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

CPA:17 – Global 2017 10-K – 77

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

Assets Held for Sale — We classify real estate assets that are subject to operating leases or direct financing leases as held for sale when we have entered into a contract to sell the property, all material due diligence requirements have been satisfied, and we believe it is probable that the disposition will occur within one year. When we classify an asset as held for sale, we compare the asset’s fair value less estimated cost to sell to its carrying value, and if the fair value less estimated cost to sell is less than the property’s carrying value, we reduce the carrying value to the fair value less estimated cost to sell. We base the fair value on the contract and the estimated cost to sell on information provided by brokers and legal counsel. We will continue to review the property for subsequent changes in the fair value and may recognize an additional impairment charge if warranted.

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

CPA:17 – Global 2017 10-K – 78

Notes to Consolidated Financial Statements

Goodwill — We evaluate goodwill for possible impairment at least annually or upon the occurrence of a triggering event using a two-step process. A triggering event is an event or circumstance that would more likely than not reduce the fair value of a reporting unit below its carrying amount, including sales of properties defined as businesses for which the relative size of the sold property is significant to the reporting unit, that could impact our goodwill impairment calculations. To identify any impairment, we first compare the estimated fair value of each of our reporting units with their respective carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, we do not consider goodwill to be impaired and no further analysis is required. If the carrying amount of the reporting unit exceeds its estimated fair value, we then perform the second step to determine and measure the amount of the potential impairment charge.

For the second step, if it were required, an impairment loss is recognized in an amount equal to the excess of the carrying amount over its estimated fair value, limited to the total amount of goodwill allocated to that reporting unit.

Loans Receivable — We evaluate our loans receivable on a periodic basis to determine if there are any indicators that the value may be impaired. We determine the estimated fair value of these financial instruments using a discounted cash flow model that estimates the present value of the future loan payments by discounting such payments at current estimated market interest rates. The estimated market interest rates take into account interest rate risk and the value of the underlying collateral, which includes quality of the collateral, the credit quality of the tenant/obligor, and the time until maturity.

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

CPA:17 – Global 2017 10-K – 79

Notes to Consolidated Financial Statements

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

At December 31, 2017, we considered 21 entities VIEs, nine of which we consolidated as we are considered the primary beneficiary and one of which we accounted for as a loan receivable. The following table presents a summary of selected financial data of the consolidated VIEs, included in the consolidated balance sheets (in thousands):

	December 31,
	2017	2016 (a) (b)
Real estate — Land, buildings and improvements	$109,426	$225,347
Operating real estate — Land, buildings and improvements	80,658	11,388
Net investments in direct financing leases	312,234	315,251
In-place lease intangible assets	8,650	8,795
Accumulated depreciation and amortization	(26,395)	(25,000)
Other assets, net	73,620	52,565
Total assets	567,929	590,526

Mortgage debt, net	$104,213	$192,839
Accounts payable, accrued expenses and other liabilities	12,693	11,187
Deferred income taxes	12,374	15,687
Total liabilities	129,662	220,077
___________

(a)
In the second quarter of 2017, we reclassified certain line items in our consolidated balance sheets, as described below. As a result, amounts for certain line items included within Net investments in real estate have been reclassified to conform to the current period presentation.

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

At December 31, 2017 and 2016, we had 11 and 13 unconsolidated VIEs, respectively, all of which we account for under the equity method of accounting. We do not consolidate these entities because we are not the primary beneficiary and the nature of our involvement in the activities of these entities allows us to exercise significant influence on, but does not give us power over, decisions that significantly affect the economic performance of these entities. As of December 31, 2017 and 2016, the net carrying amount of our investments in these entities was $282.0 million and $377.4 million, respectively, and our maximum exposure to loss in these entities was limited to our investments.

At December 31, 2017, we had an investment in a tenancy-in-common interest in a portfolio of international properties. Consolidation of this investment is not required as such interest does not qualify as a VIE and does not meet the control requirement for consolidation. Accordingly, we account for this investment using the equity method of accounting. We use the equity method of accounting because the shared decision-making involved in a tenancy-in-common interest investment provides us with significant influence on the operating and financial decisions of this investment.

CPA:17 – Global 2017 10-K – 80

Notes to Consolidated Financial Statements

At times, the carrying value of our equity investments may fall below zero for certain investments. We intend to fund our share of the jointly owned investments’ future operating deficits should the need arise. However, we have no legal obligation to pay for any of the liabilities of such investments nor do we have any legal obligation to fund operating deficits. At December 31, 2017, none of our equity investments had carrying values below zero.

Reclassifications — Certain prior year amounts have been reclassified to conform to the current year presentation.

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

Allowance for Doubtful Accounts — We consider rents due under leases and payments under loans receivable to be past-due or delinquent when a contractually required rent, principal payment, or interest payment is not remitted in accordance with the provisions of the underlying agreement. We evaluate each account individually and set up an allowance when, based upon current information and events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms and the amount can be reasonably estimated.

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

Debt Securities — We have investments, such as CMBS, that were designated as securities held to maturity on the date of acquisition, in accordance with current accounting guidance. We carry these securities at cost, net of unamortized premiums and discounts, which are recognized in interest income using an effective yield or “interest” method, and assess them for other-than-temporary impairment on a quarterly basis.

CPA:17 – Global 2017 10-K – 81

Notes to Consolidated Financial Statements

Other Assets and Liabilities — We include prepaid expenses, deferred rental income, tenant receivables, deferred charges, escrow balances held by lenders, restricted cash balances, deferred tax assets, marketable debt securities, derivative assets, and loans receivable in Other assets, net in the consolidated financial statements. We include derivative liabilities, amounts held on behalf of tenants, asset retirement obligations, and deferred revenue in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements. Deferred charges include costs incurred in connection with the Revolver in the Senior Credit Facility that are amortized over the term of the facility and included in Interest expense in the consolidated financial statements. Deferred rental income for operating leases is the aggregate cumulative difference between scheduled rents that vary during the lease term and rent recognized on a straight-line basis.

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

Revenue Recognition — We lease real estate to others primarily on a triple-net leased basis whereby the tenant is generally responsible for operating expenses relating to the property, including property taxes, insurance, maintenance, repairs, and improvements. For the years ended December 31, 2017, 2016, and 2015, our tenants, pursuant to their lease obligations, have made direct payment to the taxing authorities of real estate taxes of approximately $26.3 million, $22.9 million, and $23.6 million, respectively.

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

Asset Retirement Obligations — Asset retirement obligations relate to the legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or normal operation of a long-lived asset. The fair value of a liability for an asset retirement obligation is recorded in the period in which it is incurred and the cost of such liability is recorded as an increase in the carrying amount of the related long-lived asset by the same amount. The liability is accreted each period in Property expenses on our consolidated financial statements and the capitalized cost is depreciated over the estimated remaining life of the related long-lived asset. Revisions to estimated retirement obligations result in adjustments to the related capitalized asset and corresponding liability.

CPA:17 – Global 2017 10-K – 82

Notes to Consolidated Financial Statements

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

Interest Capitalized in Connection with Real Estate Under Construction — Interest directly related to build-to-suit projects is capitalized. We consider a build-to-suit project as substantially completed upon the completion of improvements. If discrete portions of a project are substantially completed and occupied and other portions have not yet reached that stage, the substantially completed portions are accounted for separately. We allocate costs incurred between the portions under construction and the portions substantially completed and only capitalize those costs associated with the portion under construction. We determine an interest rate to be applied for capitalizing interest based on a blended rate of our debt obligations.

Foreign Currency Translation and Transaction Gains and Losses — We have interests in real estate investments primarily in Europe, for which the functional currency is either the euro or the British pound sterling. We perform the translation from euro or the British pound sterling to the U.S. dollar for assets and liabilities using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted-average exchange rate during the year. We report the gains and losses resulting from such translation as a component of other comprehensive loss in equity. These translation gains and losses are released to net income when we have substantially exited from all investments in the related currency.

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

Net realized gains or (losses) are recognized on foreign currency transactions in connection with the transfer of cash from foreign operations of subsidiaries to the parent company. For the year ended December 31, 2017, we recognized net realized gains on such transactions of $2.9 million and losses on such transactions of $2.3 million for both the years ended December 31, 2016, and 2015.

Derivative Instruments — We measure derivative instruments at fair value and record them as assets or liabilities, depending on our rights or obligations under the applicable derivative contract. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. For a derivative designated and that qualifies as a cash flow hedge, the effective portion of the change in fair value of the derivative is recognized in Other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. For a derivative designated, and that qualifies, as a net investment hedge, the effective portion of the change in the fair value and/or the net settlement of the derivative are reported in Other comprehensive income (loss) as part of the cumulative foreign currency translation adjustment. The ineffective portion of the change in fair value of the derivative is recognized directly in earnings. Amounts are reclassified out of Other comprehensive income (loss) into earnings when the hedged investment is either sold or substantially liquidated. In accordance with fair value measurement guidance, counterparty credit risk is measured on a net portfolio position basis.

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

CPA:17 – Global 2017 10-K – 83

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

Our earnings and profits, which determine the taxability of distributions to stockholders, differ from net income reported for financial reporting purposes due primarily to differences in depreciation, including our hotel property, and timing differences of rent recognition and certain expense deductions, for federal income tax purposes. Deferred income taxes relate primarily to our TRSs and foreign properties, and are accounted for using the asset and liability method. Under this method, deferred income taxes are recognized for temporary differences between the financial reporting bases of assets and liabilities of our TRSs and their respective tax bases, and for their operating loss and tax credit carryforwards based on enacted tax rates expected to be in effect when such amounts are realized or settled. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including tax planning strategies and other factors (Note 13).

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

CPA:17 – Global 2017 10-K – 84

Notes to Consolidated Financial Statements

Recent Accounting Pronouncements

Pronouncements Adopted as of December 31, 2017

In October 2016, the Financial Accounting Standards Board, or FASB, issued ASU 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control. ASU 2016-17 changes how a reporting entity that is a decision maker should consider indirect interests in a VIE held through an entity under common control. If a decision maker must evaluate whether it is the primary beneficiary of a VIE, it will only need to consider its proportionate indirect interest in the VIE held through a common control party. ASU 2016-17 amends ASU 2015-02, which we adopted on January 1, 2016, and which currently directs the decision maker to treat the common control party’s interest in the VIE as if the decision maker held the interest itself. ASU 2016-17 is effective for public business entities in fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We adopted ASU 2016-17 as of January 1, 2017 on a prospective basis. The adoption of this standard did not have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. ASU 2017-01 intends to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the current implementation guidance in Topic 805, there are three elements of a business: inputs, processes, and outputs. While an integrated set of assets and activities, collectively referred to as a “set,” that is a business usually has outputs, outputs are not required to be present. ASU 2017-01 provides a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. ASU 2017-01 will be effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. We elected to early adopt ASU 2017-01 on January 1, 2017 on a prospective basis. While our acquisitions have historically been classified as either business combinations or asset acquisitions, certain acquisitions that were classified as business combinations by us likely would have been considered asset acquisitions under the new standard. As a result, all transaction costs incurred during the year ended December 31, 2017 were capitalized since our acquisitions during the year were classified as asset acquisitions. Most of our future acquisitions are likely to be classified as asset acquisitions under this new standard. In addition, goodwill that was previously allocated to businesses that were sold or held for sale will no longer be allocated and written off upon sale if future sales were deemed to be sales of assets and not businesses.

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

Pronouncements to be Adopted after December 31, 2017

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 does not apply to our lease revenues, which constitute a majority of our revenues, but will primarily apply to revenues generated from our operating properties. We adopted this guidance for our interim and annual periods beginning January 1, 2018 using the modified retrospective method. We performed a comprehensive evaluation of the impact of the new standard across our revenue streams, and determined that the timing of revenue recognition and its classification in our consolidated financial statements will remain substantially unchanged.

CPA:17 – Global 2017 10-K – 85

Notes to Consolidated Financial Statements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 outlines a new model for accounting by lessees, whereby their rights and obligations under substantially all leases, existing and new, would be capitalized and recorded on the balance sheet. For lessors, however, the accounting remains largely unchanged from the current model, with the distinction between operating and financing leases retained, but updated to align with certain changes to the lessee model and the new revenue recognition standard. The new standard also replaces existing sale-leaseback guidance with a new model applicable to both lessees and lessors. In addition, it also requires lessors to record gross revenues and expenses associated with activities that do not transfer services to the lessee (such as real estate taxes and insurance). Additionally, the new standard requires extensive quantitative and qualitative disclosures. Early application will be permitted for all entities. The new standard must be adopted using a modified retrospective transition of the new guidance and provides for certain practical expedients. Transition will require application of the new model at the beginning of the earliest comparative period presented. We will adopt this guidance for our interim and annual periods beginning January 1, 2019. The ASU is expected to impact our consolidated financial statements as we have certain land lease arrangements for which we are the lessee. We are evaluating the impact of the new standard and have not yet determined if it will have a material impact on our business or our consolidated financial statements.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 intends to reduce diversity in practice for certain cash flow classifications, including, but not limited to (i) debt prepayment or debt extinguishment costs, (ii) contingent consideration payments made after a business combination, (iii) proceeds from the settlement of insurance claims, and (iv) distributions received from equity method investees. ASU 2016-15 will be effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early application of the guidance permitted. We adopted this guidance for our interim and annual periods beginning January 1, 2018. The adoption of ASU 2016-15 is not expected to have a material impact on our consolidated financial statements, with the exception of debt prepayment or debt extinguishment cost reclassifications between operating and financing cash flow activities.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 intends to reduce diversity in practice for the classification and presentation of changes in restricted cash on the statement of cash flows. ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 will be effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. We adopted this guidance for our interim and annual periods beginning January 1, 2018. The adoption of ASU 2016-18 is not expected to have a material impact on our consolidated financial statements.

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

CPA:17 – Global 2017 10-K – 86

Notes to Consolidated Financial Statements

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. ASU 2017-12 will make more financial and nonfinancial hedging strategies eligible for hedge accounting. It also amends the presentation and disclosure requirements and changes how companies assess hedge effectiveness. It is intended to more closely align hedge accounting with companies’ risk management strategies, simplify the application of hedge accounting, and increase transparency as to the scope and results of hedging programs. ASU 2017-12 will be effective in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. We are in the process of evaluating the impact of adopting ASU 2017-12 on our consolidated financial statements, and expect to adopt the standard for the fiscal year beginning January 1, 2019.

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

The following tables present a summary of fees we paid, expenses we reimbursed, and distributions we made to our Advisor and other affiliates in accordance with the relevant agreements (in thousands):

	Years Ended December 31,
	2017	2016	2015
Amounts Included in the Consolidated Statements of Income
Asset management fees	$29,363	$29,705	$29,192
Available Cash Distributions	26,675	24,765	24,668
Personnel and overhead reimbursements	8,878	9,684	12,199
Director compensation	310	310	310
Interest expense on deferred acquisition fees and loan from affiliate	273	238	309
Acquisition expenses	—	2,844	430
	$65,499	$67,546	$67,108
Acquisition Fees Capitalized
Current acquisition fees	$5,284	$3,985	$8,180
Deferred acquisition fees	4,228	3,188	6,325
Personnel and overhead reimbursements	849	584	858
	$10,361	$7,757	$15,363

The following table presents a summary of amounts included in Due to affiliates in the consolidated financial statements (in thousands):

	December 31,
	2017	2016
Due to Affiliates
Deferred acquisition fees, including interest	$6,564	$6,584
Asset management fees payable	2,435	2,250
Reimbursable costs	2,162	2,299
Accounts payable	175	360
Current acquisition fees	131	230
	$11,467	$11,723

CPA:17 – Global 2017 10-K – 87

Notes to Consolidated Financial Statements

Acquisition and Disposition Fees

We pay our Advisor acquisition fees for structuring and negotiating investments and related mortgage financing on our behalf, a portion of which is payable upon acquisition of investments, with the remainder subordinated to the achievement of a preferred return, which is a non-compounded cumulative distribution of 5.0% per annum (based initially on our invested capital). Acquisition fees payable to our Advisor with respect to our long-term, net-leased investments are 4.5% of the total cost of those investments and are comprised of a current portion of 2.5%, typically paid upon acquisition, and a deferred portion of 2.0%, typically paid over three years and subject to the 5.0% preferred return described above. The preferred return was achieved as of each of the cumulative periods ended December 31, 2017, 2016, and 2015. For certain types of non-long term net-leased investments, initial acquisition fees are between 1.0% and 1.75% of the equity invested plus the related acquisition fees, with no portion of the payment being deferred. Unpaid installments of deferred acquisition fees are included in Due to affiliates in the consolidated financial statements. Unpaid installments of deferred acquisition fees bear interest at an annual rate of 5.0%. The cumulative total acquisition costs, including acquisition fees paid to our Advisor, may not exceed 6.0% of the aggregate contract purchase price of all investments, which is measured at the end of each year. Our cumulative total acquisition costs have not exceeded the amount that would require our Advisor to reimburse us.

Our Advisor may be entitled to receive a disposition fee equal to the lesser of (i) 50.0% of the competitive real estate commission (as defined in the advisory agreement) or (ii) 3.0% of the contract sales price of the investment being sold; however, payment of such fees is subordinated to the 5.0% preferred return. These fees are payable at the discretion of our board of directors.

Asset Management Fees

As described in the advisory agreement, we pay our Advisor asset management fees that vary based on the nature of the underlying investment. We pay 0.5% per annum of average market value for long-term net leases and certain other types of real estate investments, and 1.5% to 1.75% per annum of average equity value for certain types of securities. Asset management fees are payable in cash and/or shares of our common stock at our option, after consultation with our Advisor. If our Advisor receives all or a portion of its fees in shares, the number of shares issued is determined by dividing the dollar amount of fees by our most recently published estimated net asset value per share, or NAV, which was $10.11 as of December 31, 2016. For 2017 we paid our Advisor 100.0% of its asset management fees in shares of our common stock. For 2016 and 2015, we paid our Advisor 50% of its asset management fees in cash and 50.0% in shares of our common stock. At December 31, 2017, our Advisor owned 14,647,412 shares (4.2%) of our common stock. Asset management fees are included in Property expenses in the consolidated financial statements.

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

Personnel and Overhead Reimbursements

Under the terms of the advisory agreement, our Advisor allocates a portion of its personnel and overhead expenses to us and the other entities that are managed by our Advisor, including Corporate Property Associates 18 – Global Incorporated; Carey Watermark Investors Incorporated; Carey Watermark Investors 2 Incorporated; and Carey European Student Housing Fund I, L.P.; collectively referred to as the Managed Programs. Our Advisor also allocated a portion of its personnel and overhead expenses to Carey Credit Income Fund (now known as Guggenheim Credit Income Fund) prior to September 11, 2017, which was the effective date of its resignation as the advisor to that fund. Our Advisor allocates these expenses to us on the basis of our trailing four quarters of reported revenues in comparison to those of WPC and other entities managed by WPC and its affiliates.

We reimburse our Advisor for various expenses it incurs in the course of providing services to us. We reimburse certain third-party expenses paid by our Advisor on our behalf, including property-specific costs, professional fees, office expenses, and business development expenses. In addition, we reimburse our Advisor for the allocated costs of personnel and overhead in managing our day-to-day operations, including accounting services, stockholder services, corporate management, and property management and operations. We do not reimburse our Advisor for the cost of personnel if these personnel provide services for

CPA:17 – Global 2017 10-K – 88

Notes to Consolidated Financial Statements

transactions for which our Advisor receives a transaction fee, such as for acquisitions and dispositions. As per the advisory agreement, the amount of applicable personnel costs allocated to us is capped at 2.0% and 2.2% for 2017 and 2016, respectively, of pro rata lease revenues for each year. Beginning in 2018, the cap decreases to 1.0% of pro rata lease revenues for that year. Costs related to our Advisor’s legal transactions group are based on a schedule of expenses relating to services performed for different types of transactions, such as financings, lease amendments, and dispositions, among other categories, and includes 0.25% of the total investment cost of an acquisition. In general, personnel and overhead reimbursements are included in General and administrative expenses in the consolidated financial statements. However, we capitalize certain of the costs related to our Advisor’s legal transactions group if the costs relate to a transaction that is not considered to be a business combination.
Excess Operating Expenses

Our Advisor is obligated to reimburse us for the amount by which our operating expenses exceeds the “2%/25% guidelines” (the greater of 2% of average invested assets or 25% of net income) as defined in the advisory agreement for any 12-month period, subject to certain conditions. For the most recent trailing four quarters, our operating expenses were below this threshold.

Jointly Owned Investments and Other Transactions with Affiliates

At December 31, 2017, we owned interests ranging from 6% to 97% in jointly owned investments, with the remaining interests held by affiliates or by third parties. We consolidate certain of these investments and account for the remainder under the equity method of accounting. We also owned an interest in a jointly controlled tenancy-in-common interest in several properties, which we account for under the equity method of accounting (Note 6). At December 31, 2017, we had $0.2 million due from an affiliate primarily related to one of our jointly owned investments, which is included in Other assets, net on our consolidated financial statements. At December 31, 2016, we had $0.9 million due from an affiliate primarily related to one of our jointly owned investments, which was subsequently repaid.

Note 4. Real Estate, Operating Real Estate, and Assets Held for Sale

Real Estate — Land, Buildings and Improvements

Real estate, which consists of land and buildings leased to others, at cost, and which are subject to operating leases, is summarized as follows (in thousands):

	December 31,
	2017	2016
Land	$567,113	$563,050
Buildings and improvements	2,200,901	2,182,374
Real estate under construction	4,597	—
Less: Accumulated depreciation	(354,668)	(280,657)
	$2,417,943	$2,464,767

During the year ended December 31, 2017, the U.S. dollar weakened against the euro, as the end-of-period rate for the U.S. dollar in relation to the euro increased by 13.8% to $1.1993 from $1.0541. As a result, the carrying value of our real estate increased by $145.9 million from December 31, 2016 to December 31, 2017.

Depreciation expense, including the effect of foreign currency translation, on our real estate for the years ended December 31, 2017, 2016, and 2015 was $64.6 million, $63.1 million, and $57.9 million, respectively.

Acquisitions of Real Estate During 2017

On February 2, 2017, we acquired an office facility in Buffalo Grove, Illinois, which was deemed to be a real estate asset acquisition, at a total cost of $11.5 million, including land of $2.0 million, building of $7.5 million (including acquisition-related costs of $0.5 million, which were capitalized), and an intangible asset of $2.0 million (Note 7).

CPA:17 – Global 2017 10-K – 89

Notes to Consolidated Financial Statements

On July 19, 2017, we acquired a parcel of land located in Zary, Poland for $0.4 million, which is adjacent to an industrial facility we previously acquired. The land will be used to construct an expansion to the existing facility, which is currently expected to cost $5.9 million (amounts are based on the exchange rate of the euro on the date of acquisition and includes capitalized acquisition related costs of $0.3 million) and to be completed in 2018. See Real Estate Under Construction below for additional information.

On October 27, 2017, we agreed to fund the expansion of a distribution facility in Dillon, South Carolina, which is adjacent to a distribution facility we previously acquired. The expansion of the facility is currently expected to cost $47.1 million (including capitalized acquisition related costs of $2.3 million) and to be completed in 2018. See Real Estate Under Construction below for additional information.

On December 8, 2017, we agreed to fund the expansion of a facility located in Zabia Wola, Poland, which is adjacent to a facility we previously acquired. The expansion to the existing facility is currently expected to cost $5.5 million (amount is based on the exchange rate of the euro on the date of acquisition and includes capitalized acquisition related costs of $0.3 million) and to be completed in 2019. See Real Estate Under Construction below for additional information.

Acquisitions of Real Estate During 2016

During the year ended December 31, 2016, we acquired the following investments, which were deemed to be business combinations because we assumed the existing leases on the properties, at a total cost of $51.2 million, including land of $6.7 million, buildings of $40.2 million, and net lease intangibles of $4.3 million:

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

During 2016, we entered into the following investments, which were deemed to be real estate asset acquisitions because we acquired the sellers’ properties and simultaneously entered into new leases in connection with these acquisitions, at a total cost of $134.8 million, including land of $8.6 million, buildings of $97.0 million (including acquisition-related costs of $7.1 million, which were capitalized), and net intangibles of $29.2 million:

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

CPA:17 – Global 2017 10-K – 90

Notes to Consolidated Financial Statements

Scheduled Future Minimum Rents

Scheduled future minimum rents, exclusive of renewals, expenses paid by tenants, and future CPI-based adjustments, under non-cancelable operating leases at December 31, 2017 are as follows (in thousands):

Years Ending December 31,	Total
2018	$283,901
2019	285,026
2020	287,210
2021	289,060
2022	288,150
Thereafter	2,231,027
Total	$3,664,374

Real Estate Under Construction

As noted above, during 2017 we acquired three build-to-suit investments, which were still under construction as of December 31, 2017. The aggregate unfunded commitment on our build-to-suit investments and certain other tenant improvements totaled approximately $56.5 million at December 31, 2017. As of December 31, 2017, real estate under construction totaled $4.6 million and is included within Real estate — Land, buildings and improvements on our consolidated financial statements.

Operating Real Estate — Land, Buildings and Improvements

Operating real estate, which consists of our wholly owned domestic self-storage operations and a majority ownership in one hotel, at cost, is summarized as follows (in thousands):

	December 31,
	2017	2016
Land	$90,042	$55,645
Buildings and improvements	250,730	203,326
Less: Accumulated depreciation	(26,087)	(18,876)
	$314,685	$240,095

Depreciation expense on our operating real estate for the years ended December 31, 2017, 2016, and 2015 was $6.7 million, $7.8 million, and $8.4 million, respectively.

Acquisitions of Operating Real Estate During 2017

In 2012, we funded a domestic build-to-suit project for the construction and redevelopment of the Shelborne hotel located in Miami, Florida. The funding of the hotel was provided in the form of a $125.0 million loan (which subsequently increased to $174.0 million including accrued interest), which we refer to as the Shelborne Loan. In addition to providing the loan, we acquired a 33% equity interest in the build-to-suit investment. The remaining 67% equity interest was held by two third-party joint venture partners. Pursuant to the accounting guidance regarding ADC Arrangements, we accounted for the Shelborne Loan under the equity method of accounting as the characteristics of the arrangement with the third-party developer were more similar to a jointly owned investment or partnership rather than a loan (Note 6). During 2014, construction was completed and the hotel was placed into service.

During September 2017, the Shelborne hotel sustained estimated damages of $31.2 million from Hurricane Irma, all of which is expected to be covered by insurance, with exception to the estimated insurance deductible of $1.8 million. Of this amount, $1.7 million was recorded prior to the restructuring within Equity in earnings of equity method investments in real estate on our consolidated financial statements (Note 6).

CPA:17 – Global 2017 10-K – 91

Notes to Consolidated Financial Statements

On October 3, 2017, we restructured our Shelborne hotel investment. All equity interests in the investment were transferred to us in satisfaction of the Shelborne Loan. Simultaneously, we transferred a 4.5% minority interest back to one of the original equity partners in exchange for a cash contribution of $4.0 million from that partner. As a result of the restructuring, we became the managing member with the controlling financial interest in the investment. The minority interests have no decision-making control. Since the construction is now completed and the Shelborne Loan has been satisfied, we determined that this investment should no longer be accounted for as an ADC Arrangement (Note 6) and, as a result, we consolidate this investment after October 3, 2017.

We deemed this to be an asset acquisition as substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset group. Due to the change in control resulting from the acquisition of this controlling interest, we accounted for this acquisition using the purchase method of accounting. We recorded a non-cash loss on change in control of interests of $13.9 million during 2017, which was the difference between the carrying value from our previously held equity investment of $118.7 million and the fair value of our 95.5% ownership interest on the date of restructuring of $104.9 million. We determined the following purchase price allocation based on an appraisal provided by an independent valuation firm performed as of the date of acquisition (in thousands):

Shelborne Hotel
October 3, 2017
Assets acquired at fair value:
Land	$34,397
Buildings and improvements	46,261
Other assets, net (a)	32,695
113,353
Liabilities assumed at fair value:
Other liabilities assumed	(2,777)
(2,777)
Total identifiable net assets	110,576
Noncontrolling interest contribution (b)	(9,529)
Net cash received	3,829
Fair value of our majority interest in investment	104,876
Carrying value of previously held equity investment	(118,727)
Loss on change in control of interest	$(13,851)
___________

(a)	Includes insurance receivables of $29.4 million related to the damage caused by Hurricane Irma, which excludes remediation costs of $1.4 million noted below.

(b)	Includes a non-cash contribution of $5.5 million from the joint-venture partner.

Subsequent to restructuring, and through December 31, 2017, we incurred additional costs of $1.4 million related to remediation work at the hotel, which is covered by our insurance policy. In addition, we recognized $2.7 million in costs related to our insurance adjuster, which is recorded within Other income and (expenses) on our consolidated financial statements. As of December 31, 2017, insurance receivables outstanding relating to the hurricane damage were $30.8 million, which is included in Other assets, net and represents our estimate of the net proceeds for damages to be received under our insurance policy related to this property.

We are still assessing the impact of the hurricane to this hotel, and the final damages incurred could vary significantly from our estimate and additional remediation work may be performed. Any changes in estimates for property damage will be recorded in the periods in which they were determined and any additional work will be recorded in the periods in which it is performed.

CPA:17 – Global 2017 10-K – 92

Notes to Consolidated Financial Statements

Acquisitions of Operating Real Estate During 2016

In 2013, we acquired a 45% equity interest and 40% indirect economic interest in Madison Storage NYC, LLC and Veritas Group IX-NYC, LLC, which were previously accounted for under the equity method of accounting and included in Equity investments in real estate in the consolidated financial statements. On April 11, 2016, we acquired the remaining 15% controlling interest in these entities at a total cost of $22.0 million and, as a result, gained 100% of the economic interest and consolidated this investment. In connection with this business combination, we expensed acquisition-related costs and fees of $3.7 million, which are included in Acquisition expenses in the consolidated financial statements. Due to the change in control resulting from the acquisition of this controlling interest, we accounted for this acquisition using the purchase method of accounting. We recorded a non-cash gain on change in control of interests of $49.9 million during 2016, which was the difference between the carrying value of $15.1 million and the fair value of $64.9 million from our previously held equity interest on April 11, 2016. On October 26, 2016, we exercised our option to purchase the additional 40% indirect economic interest in Madison Storage NYC, LLC from CIF Storage LLC, and as a result, we directly owned 100% of these four entities at both December 31, 2017 and 2016. There was no cash transfer for this additional interest as we previously owned this 40% interest indirectly. At December 31, 2016, we had a 45% equity interest and 40% indirect economic interest in the Veritas Group IX-NYC, LLC property, which was deemed to be a VIE. In March 2017, we exercised our call option on this property, and as a result, we now own 100% of the entity. As such, since that date we no longer classify this entity as a VIE.

The following tables present a summary of assets acquired and liabilities assumed, and revenues and earnings thereon since the date of acquisition through December 31, 2016 (in thousands):

Madison Storage NYC, LLC and Veritas Group IX-NYC, LLC
Cash consideration	$11,363
Assets acquired at fair value:
Land	$26,941
Buildings	109,399
In-place lease intangible assets	9,783
Other assets acquired	1,705
147,828
Liabilities assumed at fair value:
Non-recourse debt, net	(70,578)
Other liabilities assumed	(831)
(71,409)
Total identifiable net assets	76,419
Gain on change in control of interests	(49,922)
Carrying value of previously held equity investment	(15,134)
$11,363

Madison Storage NYC, LLC and Veritas Group IX-NYC, LLC
April 11, 2016 through December 31, 2016
Revenues	$7,166

Net loss (a) (b)	$(9,021)
Net loss attributable to CPA:17 – Global (a) (b)	$(9,021)
___________

(a)	Excludes a $49.9 million gain on change in control of interests.

(b)	Includes equity in losses of equity method investments in real estate of $0.4 million.

CPA:17 – Global 2017 10-K – 93

Notes to Consolidated Financial Statements

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

(In thousands, except per share data)

	Years Ended December 31,
	2016	2015
Pro forma total revenues	$442,972	$437,295

Pro forma net income (a)	$184,487	$165,489
Pro forma net income attributable to noncontrolling interests	(38,863)	(39,915)
Pro forma net income attributable to CPA:17 – Global	$145,624	$125,574
Pro forma basic and diluted weighted-average shares outstanding	342,147,444	334,468,362
Pro-forma basic and diluted income per share	$0.43	$0.38
___________
(a) Pro forma net income for 2015 includes a gain on change in control of interests of $49.9 million and transaction costs of $3.7 million as if they were recognized on January 1, 2015.

Dispositions and Assets Held for Sale

Below is a summary of our properties held for sale (in thousands):

	December 31,
	2017	2016
Real estate, net	$—	$14,850
Assets held for sale	$—	$14,850

At December 31, 2016, we had a property classified as Assets held for sale (Note 14). On March 13, 2017, we sold this property for $14.1 million, net of closing costs. In addition, during the year ended December 31, 2017, we sold three net-leased properties, two of which were accounted for as direct financing leases (Note 5, Note 14).

I-drive Property Disposition and I-drive Wheel Restructuring

In 2012, we entered into a contract for the construction of a domestic build-to-suit project with IDL Master Tenant, LLC, a developer, for the construction of an entertainment complex, which we refer to as the I-drive Property, and an observation wheel, which we refer to as the I-drive Wheel, at the I-drive Property. We had accounted for the construction of the I-drive Property as Real estate under construction. The funding for the construction of the I-drive Wheel was provided by us in the form of a $50.0 million loan, which we refer to as the Wheel Loan. Pursuant to the accounting guidance regarding ADC Arrangements, we accounted for the Wheel Loan under the equity method of accounting as the characteristics of the arrangement with the third-party developer were more similar to a jointly-owned investment or partnership rather than a loan (Note 6). During 2015, the construction on both the I-drive Property and the I-drive Wheel were completed and placed into service.

On March 17, 2017, the developer exercised its purchase option and acquired the I-drive Property for a purchase price of $117.5 million (Note 14). The $60.0 million non-recourse mortgage loan encumbering the I-drive Property was repaid at closing by the buyer (Note 10). In connection with the disposition, we provided seller financing in the form of a $34.0 million mezzanine loan (Note 5), which was considered to be a non-cash investing activity, and the sale was accounted for under the cost recovery method. As a result, the $2.1 million gain on sale was deferred and will be recognized into income upon recovery of the cost of the property from the future cash proceeds. As a result of the sale of the I-drive Property, we no longer consider this entity to be a VIE at December 31, 2017.

CPA:17 – Global 2017 10-K – 94

Notes to Consolidated Financial Statements

During 2016, we sold 34 self-storage properties (Note 14).

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

The following table provides the activity of our asset retirement obligations, which are included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements (in thousands):

	Years Ended December 31,
	2017	2016
Beginning balance	$17,749	$25,424
Reductions due to dispositions	(2,038)	(10,541)
Accretion expense (a)	991	1,292
Foreign currency translation adjustments and other	230	(314)
Additions	—	1,888
Ending balance	$16,932	$17,749
__________

(a)	Accretion of the liability is included in Property expenses in the consolidated financial statements and recognized over the economic life of the properties.

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

Net Investments in Direct Financing Leases

Net investments in direct financing leases is summarized as follows (in thousands):

	December 31,
	2017	2016
Minimum lease payments receivable	$732,092	$790,111
Unguaranteed residual value	188,517	189,692
	920,609	979,803
Less: unearned income	(411,381)	(471,411)
	$509,228	$508,392

During the year ended December 31, 2017, the U.S. dollar weakened against the euro, as the end-of-period rate for the U.S. dollar in relation to the euro increased by 13.8% to $1.1993 from $1.0541. As a result, the carrying value of our net investment in direct financing leases increased by $5.7 million from December 31, 2016 to December 31, 2017.

In June 2017, we sold two net-leased properties located in Lima and Miamisburg, Ohio, back to the tenant, Civitas Media, LLC, for net proceeds of $6.1 million (Note 14). These properties were previously accounted for as direct financing leases. We retained the remaining four net-leased properties leased to this tenant.

CPA:17 – Global 2017 10-K – 95

Notes to Consolidated Financial Statements

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

Scheduled Future Minimum Rents

Scheduled future minimum rents, exclusive of renewals, expenses paid by tenants, and future CPI-based adjustments, under non-cancelable direct financing leases at December 31, 2017 are as follows (in thousands):

Years Ending December 31,	Total
2018	$58,257
2019 (a)	306,525
2020	31,696
2021	32,072
2022	32,548
Thereafter	270,994
Total	$732,092
___________

(a)
Includes $250.0 million for a bargain purchase option. In January 2018, the tenant, The New York Times Company, exercised its bargain purchase option to acquire the property for $250.0 million, which is expected to occur on December 1, 2019 (Note 17).

Loans Receivable

In connection with the I-drive Property disposition (Note 4, Note 14), on March 17, 2017 we provided seller financing in the form of a $34.0 million mezzanine loan (Note 4) to the developer of the I-drive Property, which has an interest rate of 9.0% and is scheduled to mature in April 2019 with an option to extend to April 2020.

In addition to the sale of the I-drive Property, we restructured the Wheel Loan (Note 4) on March 17, 2017. Under the original ADC Arrangement that was accounted for as an equity method investment (Note 6), (i) we provided all the equity for the initial construction and carried all of the risk, (ii) all interest and fees on the Wheel Loan were added to the Wheel Loan balance, and (iii) we participated in the residual profits of the I-drive Wheel post-construction through rents we received pursuant to a ground lease. The original $50.0 million Wheel Loan was restructured as follows:

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

In connection with the restructuring of the Wheel Loan, we determined that the loan no longer qualifies as an ADC Arrangement and should no longer be accounted for as an equity investment since (i) the construction was completed, (ii) the borrowers contributed cash and equity pledges as security, which substantially reduced our risk, and (iii) we no longer participate in the residual profits through the ground lease rents (pursuant to the aforementioned I-drive Property disposition mentioned in Note 4). As a result, we reclassified the aggregate loan balance noted above to loans receivable, included in Other Assets, net, which was a non-cash investing activity. A deferred gain of $16.4 million was recorded during the first quarter, which was the difference between the fair value of the remaining $35.0 million loan and the $18.6 million carrying value of our previously held equity investment on March 17, 2017. The deferred gain related to the restructuring of the Wheel Loan will be recognized into income upon recovery of the cost of the Wheel Loan from future cash proceeds.

CPA:17 – Global 2017 10-K – 96

Notes to Consolidated Financial Statements

At December 31, 2017 and 2016, we had five loans and one loan receivable with outstanding balances of $110.5 million and $31.5 million, respectively, which are included in Other assets, net in the consolidated financial statements.

1185 Broadway LLC — On January 8, 2015, we provided a mezzanine loan of $30.0 million to a subsidiary of 1185 Broadway LLC for the development of a hotel on a parcel of land in New York, New York. The mezzanine loan is collateralized by an equity interest in a subsidiary of 1185 Broadway LLC. It has an interest rate of 10% and is scheduled to mature on April 3, 2018. The agreement also contains rights to certain fees upon maturity and an equity interest in the underlying entity that has been recorded in Other assets, net in the consolidated financial statements. At December 31, 2017, the balance of the loan receivable including interest thereon was $31.5 million.

Credit Quality of Finance Receivables

We generally seek investments in facilities that we believe are critical to a tenant’s business and have a low risk of tenant default. At December 31, 2017, we had $1.1 million of finance receivable balances that were past due, of which we established an allowance for credit losses of $0.7 million. At December 31, 2016, we did not have any finance receivable balances that were past due. Additionally, there were no modifications of finance receivables during the years ended December 31, 2017 and 2016. We evaluate the credit quality of our finance receivables utilizing an internal five-point credit rating scale, with one representing the highest credit quality and five representing the lowest. The credit quality evaluation of our finance receivables was last updated in the fourth quarter of 2017.

A summary of our finance receivables by internal credit quality rating is as follows (dollars in thousands):

	Number of Tenants / Obligors at December 31,		Carrying Value at December 31,
Internal Credit Quality Indicator	2017	2016	2017	2016
1	—	—	$—	$—
2	2	2	62,744	61,949
3	8	9	379,621	412,075
4	8	5	165,413	65,868
5	1	—	11,950	—
			$619,728	$539,892

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

CPA:17 – Global 2017 10-K – 97

Notes to Consolidated Financial Statements

The following table presents Equity in earnings of equity method investments in real estate, which represents our proportionate share of the income or losses of these investments, as well as amortization of basis differences related to purchase accounting adjustments (in thousands):

	Years Ended December 31,
	2017	2016	2015
Equity Earnings from Equity Investments:
Net Lease (a)	$9,369	$15,271	$21,692
Self Storage	—	(394)	(1,703)
All Other (b)	(6,274)	(5,010)	(1,762)
	3,095	9,867	18,227
Amortization of Basis Differences on Equity Investments:
Net Lease	(2,260)	(3,077)	(2,263)
Self Storage	—	(39)	(155)
All Other	(574)	(3,489)	(1,142)
	(2,834)	(6,605)	(3,560)
Equity in earnings of equity method investments in real estate	$261	$3,262	$14,667
__________

(a)	For the years ended December 31, 2017 and 2016, amounts include impairment charges of $10.6 million and $1.9 million, respectively, related to certain of our equity investments (Note 8).

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

CPA:17 – Global 2017 10-K – 98

Notes to Consolidated Financial Statements

The following table sets forth our ownership interests in our equity method investments in real estate and their respective carrying values, along with those ADC Arrangements that are recorded as equity investments (dollars in thousands):

		Ownership Interest at	Carrying Value at December 31,
Lessee/Equity Investee	Co-owner	December 31, 2017	2017	2016
Net Lease:
Hellweg Die Profi-Baumärkte GmbH & Co. KG (referred to as Hellweg 2) (a) (b) (c)	WPC	37%	$109,933	$10,125
Kesko Senukai (a) (d)	Third Party	70%	58,136	—
Jumbo Logistiek Vastgoed B.V. (a) (e)	WPC	85%	55,162	54,621
U-Haul Moving Partners, Inc. and Mercury Partners, LP (b)	WPC	12%	35,897	37,601
Bank Pekao S.A. (a) (b)	CPA:18 – Global	50%	25,582	23,025
BPS Nevada, LLC (b) (f)	Third Party	15%	23,455	23,036
State Farm Automobile Co. (b)	CPA:18 – Global	50%	16,072	17,603
Berry Global Inc. (b)	WPC	50%	14,476	14,974
Tesco Global Aruhazak Zrt. (a) (b) (g)	WPC	49%	10,707	10,807
Eroski Sociedad Cooperativa — Mallorca (a)	WPC	30%	7,629	6,576
Apply Sørco AS (referred to as Apply) (a) (h)	CPA:18 – Global	49%	6,298	12,528
Dick’s Sporting Goods, Inc. (b)	WPC	45%	3,750	4,367
Konzum d.d. (referred to as Agrokor) (a) (b) (i)	CPA:18 – Global	20%	3,433	7,079
			370,530	222,342
All Other:
BG LLH, LLC (b) (f)	Third Party	6%	38,724	36,756
Shelborne Operating Associates, LLC (referred to as Shelborne) (b) (f) (j) (k) (l)	Third Party	N/A	—	127,424
IDL Wheel Tenant, LLC (m)	Third Party	N/A	—	37,124
BPS Nevada, LLC — Preferred Equity (b) (n)	Third Party	N/A	—	27,459
			38,724	228,763
			$409,254	$451,105
__________

(a)	The carrying value of this investment is affected by the impact of fluctuations in the exchange rate of the applicable foreign currency.

(b)	This investment is a VIE.

(c)
In January 2017, our Hellweg 2 jointly owned equity investment repaid non-recourse mortgage loans with an aggregate principal balance of approximately $243.8 million, of which we contributed $90.3 million (amounts are based on the exchange rate of the euro as of the date of repayment). This contribution was accounted for as a capital contribution to equity investments in real estate.

(d)
On May 23, 2017, we entered into a joint venture investment to acquire a 70% interest in a real estate portfolio for a total cost of $141.5 million, which excludes our portion of mortgage financing totaling $88.0 million (dollar amounts are based on the exchange rate of the euro on the date of acquisition). In addition, we recorded $7.2 million of basis difference, which was primarily attributable to acquisition costs. This was structured as a sale-leaseback transaction in which the tenant retained the remaining 30% ownership interest in the real estate portfolio. The portfolio includes 18 retail stores and one warehouse collectively located in Lithuania, Latvia, and Estonia, which we will account for as an equity method investment as the minority shareholders have significant influence. All major decisions that significantly impact the economic performance of the entity require a unanimous decision vote from all of the shareholders and, therefore, we do not have control over this investment.

(e)
This investment represents a tenancy-in-common interest, whereby the property is encumbered by debt for which we are jointly and severally liable. The co-obligor is WPC and the amount due under the arrangement was approximately $76.2 million at December 31, 2017. Of this amount, $64.8 million represents the amount we are liable for and is included within the carrying value of this investment at December 31, 2017.

CPA:17 – Global 2017 10-K – 99

Notes to Consolidated Financial Statements

(f)
This investment is reported using the hypothetical liquidation at book value model, which may be different then pro rata ownership percentages, primarily due to the complex capital structures of the partnership agreements.

(g)
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

(h)	During the year ended December 31, 2017, we recognized an impairment charge of $6.3 million related to our Apply equity method investment (Note 8).

(i)	During the year ended December 31, 2017, we recognized an impairment charge of $4.3 million related to our Agrokor equity method investment (Note 8).

(j)
On October 3, 2017, we restructured our Shelborne hotel investment by converting the underlying loan to equity when each of the partners transferred their equity interest in the investment to us in full satisfaction for the loan. We then transferred a 4.5% noncontrolling interest back to one of the original joint venture partners for a cash contribution of $4.0 million. As a result, we obtained approximately 95.5% (increased from 33%) of the interest in the entity. As a result of the restructuring, we determined that this investment should no longer be accounted for as an ADC Arrangement (Note 4) and we therefore consolidate this investment. During the year ended December 31, 2017, we recognized a loss on change in control of interests of $13.9 million as a result of this restructuring.

(k)
During the year ended December 31, 2017, as a result of Hurricane Irma and prior to the restructuring of this investment, we incurred damage at the Shelborne hotel, which is currently expected to be covered by insurance proceeds after the estimated deductible is paid (Note 4). We recognized this charge within Equity in earnings of equity method investments in real estate on our consolidated financial statements.

(l)
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

(m)
As of December 31, 2016, the carrying value included our investment in the Wheel Loan (Note 5) that was considered to be a VIE and was reported using the hypothetical liquidation at book value model. The Wheel Loan was restructured on March 17, 2017 and, as a result, we have reclassified the equity investment to a loan receivable, included in Other assets, net and no longer consider this to be a VIE.

(n)
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

The following tables present combined summarized investee financial information of our equity method investment properties. Amounts provided are the total amounts attributable to the investment properties and do not represent our proportionate share (in thousands):

	December 31 or September 30 (as applicable), (a) (b) (c)
	2017	2016
Net investments in real estate (d)	$3,850,204	$3,569,612
Other assets (d)	595,352	497,198
Total assets	4,445,556	4,066,810
Debt	2,584,248	2,619,153
Accounts payable, accrued expenses and other liabilities	374,040	447,944
Total liabilities	2,958,288	3,067,097
Total equity	$1,487,268	$999,713

	Twelve Months Ended December 31 or September 30 (as applicable), (a) (b) (c)
	2017	2016	2015
Revenues	$888,159	$815,161	$779,875
Expenses	927,121	865,706	791,224
Loss from continuing operations	$(38,962)	$(50,545)	$(11,349)
__________

CPA:17 – Global 2017 10-K – 100

Notes to Consolidated Financial Statements

(a)
We record our investments in BPS Nevada, LLC and BG LLH, LLC on a one quarter lag. Therefore, amounts in our financial statements for the years ended December 31, 2017, 2016, and 2015 are based on balances and results of operations from the aforementioned investments is as of and for the 12 months ended September 30, 2017, 2016, and 2015, respectively.

(b)
Our investment in IDL Wheel Tenant, LLC was restructured on March 17, 2017, and as a result, we no longer account for this investment as an equity method investment as of that date. Prior to the restructuring, we recorded this investment on a one quarter lag. Therefore, amounts in our financial statements for the years ended December 31, 2016 and 2015 are based on balances and results of operations from IDL Wheel Tenant, LLC as of and for the 12 months ended September 30, 2016 and 2015, respectively. Therefore, amounts in our financial statements for the year ended December 31, 2017, only include operations from this investment for the three months ended December 31, 2016.

(c)
Our investment in Shelborne hotel was restructured on October 3, 2017, and as a result, we no longer account for this investment as an equity method investment as of that date. Prior to the restructuring, we recorded this investment on a one quarter lag. Therefore, amounts in our financial statements for the years ended December 31, 2016 and 2015 are based on balances and results of operations from Shelborne hotel as of and for the 12 months ended September 30, 2016 and 2015, respectively. Therefore, amounts for the year ended December 31, 2017 in the table above, only include operations from this investment for the 12 months ended September 30, 2017.

(d)
In the second quarter of 2017, we reclassified certain line items in our consolidated balance sheets. As a result, amounts for certain line items included within Net investments in real estate as of December 31, 2016 have been revised to the current year presentation (Note 2).

Aggregate distributions from our interests in other unconsolidated real estate investments were $54.5 million, $57.8 million, and $52.1 million for the years ended December 31, 2017, 2016, and 2015, respectively. At December 31, 2017 and 2016, the unamortized basis differences on our equity investments were $26.3 million and $19.1 million, respectively.

CPA:17 – Global 2017 10-K – 101

Notes to Consolidated Financial Statements

Note 7. Intangible Assets and Liabilities

In-place lease intangibles are included in In-place lease intangible assets in the consolidated financial statements. Above-market rent and below-market ground lease and other (as lessee) intangibles are included in Other intangible assets in the consolidated financial statements. Goodwill is included in Other assets, net in the consolidated financial statements. Below-market rent and above-market ground lease (as lessor) intangibles are included in Below-market rent and other intangible liabilities, net in the consolidated financial statements.

In connection with our investment activity during 2017 (Note 4), we recorded an In-place lease intangible of $2.0 million, which has an expected life of 20 years.

Intangible assets and liabilities are summarized as follows (in thousands):

		December 31, 2017			December 31, 2016
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
In-place lease	4 – 53	$629,961	$(213,641)	$416,320	$620,149	$(181,598)	$438,551
Above-market rent	5 – 40	98,162	(31,533)	66,629	91,895	(24,599)	67,296
Below-market ground leases and other	55 – 94	12,842	(726)	12,116	12,023	(508)	11,515
		740,965	(245,900)	495,065	724,067	(206,705)	517,362
Indefinite-Lived Intangible Assets
Goodwill		304	—	304	304	—	304
Total intangible assets		$741,269	$(245,900)	$495,369	$724,371	$(206,705)	$517,666

Finite-Lived Intangible Liabilities
Below-market rent	7 – 53	$(82,259)	$22,121	$(60,138)	$(120,725)	$39,025	$(81,700)
Above-market ground lease	49 – 88	(1,145)	61	(1,084)	(1,145)	46	(1,099)
Total intangible liabilities		$(83,404)	$22,182	$(61,222)	$(121,870)	$39,071	$(82,799)

Amortization of below-market rent and above-market rent intangibles is recorded as an adjustment to Rental income; amortization of below-market ground lease and other and above-market ground lease intangibles is included in Property expenses; and amortization of in-place lease intangibles is included in Depreciation and amortization expense on our consolidated financial statements. Amortization of below- and above-market rent intangibles, including the effect of foreign currency translation, increased Rental income by $17.8 million, $14.2 million and $3.6 million for the years ended December 31, 2017, 2016, and 2015, respectively. The year ended December 31, 2017 includes the impact of a below-market rent intangible liability write off of $15.7 million recognized in conjunction with the KBR lease modification (Note 14) that occurred during the current year. Net amortization expense of all of our other net intangible assets totaled $43.7 million, $51.2 million, and $40.3 million for the years ended December 31, 2017, 2016, and 2015, respectively.

We performed our annual test for impairment of goodwill during the fourth quarter of 2017 and no impairment was indicated. Goodwill resides within our Net Lease segment, which is also the reporting unit for goodwill impairment testing.

CPA:17 – Global 2017 10-K – 102

Notes to Consolidated Financial Statements

Based on the intangible assets and liabilities recorded at December 31, 2017, scheduled annual net amortization of intangibles for the next five calendar years and thereafter is as follows (in thousands):

Years Ending December 31,	Net Decrease (Increase) in Rental Income	Increase to Amortization/Property Expenses	Net
2018	$1,374	$37,007	$38,381
2019	1,374	36,740	38,114
2020	1,367	36,563	37,930
2021	1,369	36,435	37,804
2022	1,375	36,141	37,516
Thereafter	(368)	244,466	244,098
	$6,491	$427,352	$433,843

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

We did not have any transfers into or out of Level 1, Level 2, and Level 3 measurements during the years ended December 31, 2017, 2016, or 2015. Gains and losses (realized and unrealized) recognized on items measured at fair value on a recurring basis included in earnings are reported within Other income and (expenses) on our consolidated financial statements.

CPA:17 – Global 2017 10-K – 103

Notes to Consolidated Financial Statements

Our other financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands):

		December 31, 2017		December 31, 2016
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Mortgage debt, net (a) (b)	3	$1,849,459	$1,864,043	$2,022,250	$2,053,353
Loans receivable (b)	3	110,500	110,500	31,500	31,500
CMBS (c)	3	6,548	7,237	4,027	7,470
___________

(a)	The carrying value of Mortgage debt, net includes unamortized deferred financing costs of $7.9 million and $9.3 million at December 31, 2017 and 2016, respectively.

(b)
We determined the estimated fair value of these financial instruments using a discounted cash flow model that estimates the present value of the future loan payments by discounting such payments at current estimated market interest rates. The estimated market interest rates take into account interest rate risk and the value of the underlying collateral, which includes quality of the collateral, the credit quality of the tenant/obligor, certain guarantees, and the time until maturity.

(c)
At December 31, 2017 and 2016, we had two and three separate tranches of CMBS investments, respectively. The carrying value of our CMBS is inclusive of impairment charges for the years ended December 31, 2017 and 2016, as well as accretion related to the estimated cash flows expected to be received.

We estimated that our other financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values at both December 31, 2017 and 2016.

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

The following table presents information about the assets for which we recorded an impairment charge that was measured at fair value on a non-recurring basis (in thousands):

	Years Ended December 31,
	2017		2016		2015
	Fair Value Measurements	Total Impairment Charges	Fair Value Measurements	Total Impairment Charges	Fair Value Measurements	Total Impairment Charges
Impairment Charges
Equity investments in real estate	$10,242	$10,576	$12,528	$1,919	$—	$—
Real estate	7,525	8,276	14,850	29,183	—	—
CMBS	258	683	400	523	1,478	1,023
		$19,535		$31,625		$1,023

CPA:17 – Global 2017 10-K – 104

Notes to Consolidated Financial Statements

Impairment charges, and their related triggering events and fair value measurements, recognized during 2017, 2016, and 2015 were as follows:

Equity Investments in Real Estate

During the year ended December 31, 2017, we recognized an other-than-temporary impairment charge of $6.3 million on our Apply Sørco AS investment (Note 6), to reduce the carrying value of a property held by the jointly owned investment to its estimated fair value due to a lease restructuring with the tenant that was executed in September 2017. The fair value measurement related to the impairment charge was determined by estimating discounted cash flows using three significant unobservable inputs, which are the cash flow discount rate, the residual discount rate, and the residual capitalization rate equal to 9.3%, 7.8%, and 6.8%, respectively. Significant increases or decreases to these inputs in isolation would result in a significant change in the fair value measurement.

During the year ended December 31, 2017, we recognized an other-than-temporary impairment charge of $4.3 million on our Agrokor investment, to reduce the carrying value of a property held by the jointly owned investment to its estimated fair value due to a decline in market conditions (Note 6). The fair value measurement related to the impairment charge was determined by estimating discounted cash flows using three significant unobservable inputs, which are the cash flow discount rate, the residual discount rate, and the residual capitalization rate equal to 12.4%, 10.9%, and 10.4%, respectively. Significant increases or decreases to these inputs in isolation would result in a significant change in the fair value measurement.

During the year ended December 31, 2016, we recognized an other-than-temporary impairment charge of $1.9 million on our Agrokor equity investment, to reduce the carrying value of a property held by the jointly owned investment to its estimated fair value due to a decline in market conditions (Note 6). The fair value measurement related to the impairment charge was determined by estimating discounted cash flows using three significant unobservable inputs, which are the cash flow discount rate, the residual discount rate, and the residual capitalization rate equal to 8.8%, 7.8%, and 6.8%, respectively. Significant increases or decreases to these inputs in isolation would result in a significant change in the fair value measurement.

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

Real Estate

During the year ended December 31, 2017, the Croatian government passed a special law assisting the restructuring of companies considered of systematic significance in Croatia. This law directly impacts our Agrokor tenant, which is currently experiencing financial distress and recently received a credit downgrade from both Standard & Poor’s and Moody’s. As a result of this information, we recognized an impairment charge of $3.8 million on a property within the Agrokor portfolio (amount is based on the exchange rate of the euro at the date of impairment). The fair value of the property after the impairment charge approximated $2.8 million. The fair value measurement related to the impairment charge were determined by estimating discounted cash flows using three significant unobservable inputs, which are the cash flow discount rate, the residual discount rate , and the residual capitalization rate equal to 11.8%, 10.5%, and 9.8%, respectively. Significant increases or decreases to these inputs in isolation would result in a significant change in the fair value measurement.

During the year ended December 31, 2017, we were notified by the tenant currently occupying a property that we own with an affiliate, located in Waldaschaff, Germany, that the tenant will not be renewing its lease. As a result of this information, and with our expectation that we will not be able to replace the tenant upon the lease expiration primarily due to, among other things, the remote location of the facility and certain environmental concerns, we recognized an impairment charge of $4.5 million, which included $1.5 million attributed to a noncontrolling interest (amounts are based on the exchange rate of the euro at the date of impairment). The fair value of the property after the impairment charge approximated $4.7 million. The fair value measurement related to the impairment charge was determined by estimating discounted cash flows using a cash flow discount rate of 9.75%, which is considered a significant unobservable input. Significant increases or decreases to this input would result in a significant change in the fair value measurement.

CPA:17 – Global 2017 10-K – 105

Notes to Consolidated Financial Statements

During the year ended December 31, 2016, as a result of entering into a purchase agreement to sell one of our investments located in Houston Texas, which was classified as held for sale at that date and sold in the first quarter of 2017, we recognized an impairment charge of $29.2 million in order to reduce the carrying value of the property to its estimated fair value. The fair value measurements for the property approximated its estimated selling price, less estimated cost to sell. We used available information, including third-party broker information and internal discounted cash flow models (Level 3 inputs), in determining the fair value of this property.

CMBS

During the years ended December 31, 2017, 2016, and 2015, we incurred other-than-temporary impairment charges on certain tranches in our CMBS portfolio totaling $0.7 million, $0.5 million, and $1.0 million, respectively, to reduce their carrying values to their estimated fair values as a result of non-performance. The fair value measurements related to the impairment charges were derived from third-party appraisals, which were based on input from dealers, buyers, and other market participants, as well as updates on prepayments, losses, and delinquencies within our CMBS portfolio.

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

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis on our consolidated financial statements. At both December 31, 2017 and 2016, no cash collateral had been posted or received for any of our derivative positions.

CPA:17 – Global 2017 10-K – 106

Notes to Consolidated Financial Statements

The following table sets forth certain information regarding our derivative instruments (in thousands):

Derivatives Designated as Hedging Instruments		Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
	Balance Sheet Location	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Foreign currency forward contracts	Other assets, net	$14,382	$38,735	$—	$—
Interest rate swaps	Other assets, net	314	54	—	—
Interest rate caps	Other assets, net	201	79	—	—
Foreign currency collars	Other assets, net	—	522	—	—
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	—	—	(3,852)	(6,011)
Foreign currency collars	Accounts payable, accrued expenses and other liabilities	—	—	(1,431)	(4)
Derivatives Not Designated as Hedging Instruments
Stock warrants	Other assets, net	1,815	1,848	—	—
Foreign currency forward contracts	Other assets, net	86	—	—	—
Swaption	Other assets, net	—	264	—	—
Interest rate swap	Accounts payable, accrued expenses and other liabilities	—	—	(128)	(173)
Total derivatives		$16,798	$41,502	$(5,411)	$(6,188)

The following tables present the impact of our derivative instruments in the consolidated financial statements (in thousands):

	Amount of (Loss) Gain Recognized on Derivatives in Other Comprehensive Income (Loss) (Effective Portion) (a)
	Years Ended December 31,
Derivatives in Cash Flow Hedging Relationships	2017	2016	2015
Foreign currency forward contracts	$(20,620)	$(2,224)	$18,126
Interest rate swaps	2,385	4,174	2,715
Foreign currency collars	(1,919)	628	(107)
Interest rate caps	(509)	4	—

Derivatives in Net Investment Hedging Relationships (b)
Foreign currency forward contracts	(156)	(241)	417
Foreign currency collars	(17)	(5)	2
Total	$(20,836)	$2,336	$21,153

		Amount of Gain (Loss) Reclassified from Other Comprehensive (Loss) Income into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified to Income	Years Ended December 31,
		2017	2016	2015
Foreign currency forward contracts	Other income and (expenses)	$7,170	$7,558	$8,083
Interest rate swaps	Interest expense	(2,443)	(6,339)	(7,837)
Total		$4,727	$1,219	$246
__________

(a)
Excludes net gains of $0.2 million recognized on unconsolidated jointly owned investments for both the years ended December 31, 2017 and 2015 and net losses of $1.2 million on unconsolidated jointly owned investments for year ended December 31, 2016.

CPA:17 – Global 2017 10-K – 107

Notes to Consolidated Financial Statements

(b)
The effective portion of the change in fair value and the settlement of these contracts are reported in the foreign currency translation adjustment section of Other comprehensive income (loss) until the underlying investment is sold, at which time we reclassify the gain or loss to earnings.

Amounts reported in Other comprehensive income (loss) related to interest rate swaps will be reclassified to Interest expense as interest is incurred on our variable-rate debt. Amounts reported in Other comprehensive income (loss) related to foreign currency derivative contracts will be reclassified to Other income and (expenses) when the hedged foreign currency contracts are settled. At December 31, 2017, we estimated that an additional $1.5 million and $5.5 million will be reclassified as interest expense and as other income and (expenses), respectively, during the next 12 months.

The following table presents the impact of our derivative instruments in the consolidated financial statements (in thousands):

		Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives Not in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Years Ended December 31,
		2017	2016	2015
Swaption	Other income and (expenses)	$(220)	$(45)	$(196)
Stock warrants	Other income and (expenses)	(33)	66	(66)
Interest rate swap	Interest expense	11	6	—
Foreign currency forward contracts	Other income and (expenses)	10	—	(16)
Embedded credit derivatives	Other income and (expenses)	—	—	177
Foreign currency collars	Other income and (expenses)	—	—	(8)

Derivatives in Cash Flow Hedging Relationships
Interest rate swaps (a)	Interest expense	121	463	302
Foreign currency collars	Other income and (expenses)	(12)	—	—
Total		$(123)	$490	$193
__________

(a)	Relates to the ineffective portion of the hedging relationship.

See below for information regarding why we enter into our derivative instruments and concerning derivative instruments owned by unconsolidated investments, which are excluded from the tables above.

Interest Rate Swaps, Caps, and Swaption

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our investment partners may obtain variable-rate, non-recourse mortgage loans and, as a result, we have entered into, and may continue to enter into, interest rate swap agreements, interest rate cap agreements or swaptions with counterparties. Interest rate swaps, which effectively convert the variable-rate debt service obligations of a loan to a fixed rate, are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flow over a specific period. The notional, or face, amount on which the swaps are based is not exchanged. Interest rate caps limit the effective borrowing rate of variable rate debt obligations while allowing participants to share downward shifts in interest rates. A swaption gives us the right but not the obligation to enter into an interest rate swap, of which the terms and conditions are set on the trade date, on a specified date in the future. Our objective in using these derivatives is to limit our exposure to interest rate movements.

CPA:17 – Global 2017 10-K – 108

Notes to Consolidated Financial Statements

The interest rate swaps and caps that our consolidated subsidiaries had outstanding at December 31, 2017 are summarized as follows (currency in thousands):

Interest Rate Derivatives	Number of Instruments	Notional Amount		Fair Value at December 31, 2017 (a)
Designated as Cash Flow Hedging Instruments
Interest rate swaps	12	123,536	USD	$(3,074)
Interest rate swaps	5	69,345	EUR	(464)
Interest rate caps	4	132,770	EUR	177
Interest rate cap	1	6,394	GBP	13
Interest rate cap	1	75,000	USD	11
Not Designated as Hedging Instrument
Interest rate swap	1	4,843	EUR	(128)
				$(3,465)
__________

(a)	Fair value amount is based on the exchange rate of the euro or British pound sterling at December 31, 2017, as applicable.

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

The following table presents the foreign currency derivative contracts we had outstanding and their designations at December 31, 2017 (currency in thousands):

Foreign Currency Derivatives	Number of Instruments	Notional Amount		Fair Value at December 31, 2017
Designated as Cash Flow Hedging Instruments
Foreign currency forward contracts	43	88,173	EUR	$14,325
Foreign currency collars	2	15,100	EUR	(1,395)
Foreign currency collars	3	2,000	NOK	(16)
Not Designated as Hedging Instruments
Foreign currency forward contracts	9	6,521	NOK	86
Designated as Net Investment Hedging Instruments
Foreign currency forward contracts	2	4,329	NOK	57
Foreign currency collar	1	2,500	NOK	(20)
				$13,037

CPA:17 – Global 2017 10-K – 109

Notes to Consolidated Financial Statements

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of any collateral received. No collateral was received as of December 31, 2017. At December 31, 2017, our total credit exposure was $12.8 million and the maximum exposure to any single counterparty was $6.0 million.

Some of the agreements with our derivative counterparties contain cross-default provisions that could trigger a declaration of default on our derivative obligations if we default, or are capable of being declared in default, on certain of our indebtedness. At December 31, 2017, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives that were in a net liability position was $5.6 million and $6.7 million at December 31, 2017 and 2016, respectively, which included accrued interest and any nonperformance risk adjustments. If we had breached any of these provisions at December 31, 2017 or 2016, we could have been required to settle our obligations under these agreements at their aggregate termination value of $5.7 million and $7.3 million, respectively.

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

For the year ended December 31, 2017, our KBR Inc. tenant contributed 12% of our total revenues, which included $15.7 million for the year ended December 31, 2017 as a result of a write-off of a below-market lease intangible liability that increased rental income (Note 14).

Note 10. Debt

Mortgage Debt, Net

Mortgage debt, net consists of mortgage notes payable, which are collateralized by the assignment of real estate properties. For a list of our encumbered properties, see Schedule III — Real Estate and Accumulated Depreciation. At December 31, 2017, our mortgage notes payable bore interest at fixed annual rates ranging from 1.9% to 7.4% and variable contractual annual rates ranging from 1.3% to 6.0%, with maturity dates ranging from 2018 to 2039.

Financing Activity During 2017

During 2017, we drew down on two non-recourse mortgage loans totaling $25.1 million that have a weighted-average annual interest rate and term to maturity of 3.1% and seven years, respectively. In addition, we refinanced two non-recourse mortgage loans totaling $157.7 million with new loans of $180.0 million that have a weighted-average annual interest rate and term to maturity of 2.8% and three years, respectively.

During 2017, we repaid 13 non-recourse mortgage loans totaling $261.4 million, 11 of which were scheduled to mature in 2017 and two of which were scheduled to mature in 2018 (amount is based on the exchange rate of the euro as of the date of repayment, as applicable). Of that amount, $60.0 million pertained to the non-recourse mortgage loan that was repaid in full at closing by the buyer in connection with the I-drive Property disposition (Note 4, Note 14), on which we recognized a loss on extinguishment of debt of $1.3 million. In addition, in connection with our disposition of a property located in Pordenone, Italy, which was part of a larger portfolio of properties located throughout Italy leased to a single tenant, we repaid a portion of the principal balance of the mortgage loan on that portfolio for a total of $9.3 million (amount is based on the exchange rate of the euro as of the date of repayment).

In March 2017, we completed the sale of the KBR II property (Note 14), which had a non-recourse mortgage loan of $31.2 million at the time of sale. This mortgage loan, which has an interest rate 4.9% and is scheduled to mature in January 2024, has since been recollateralized with two of our existing net-lease properties. As a result of the swapping of the collateral of this loan, this debt is now considered to be a recourse mortgage loan to us in the event of a default.

CPA:17 – Global 2017 10-K – 110

Notes to Consolidated Financial Statements

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

The following table presents a summary of our Senior Credit Facility (dollars in thousands):

	Interest Rate at December 31, 2017	Outstanding Balance at December 31,
Senior Credit Facility, net		2017	2016
Term Loan (a)	LIBOR + 1.45%	$49,915	$49,751
Revolver:
Revolver — borrowing in euros(b)	1.50%	29,969	—
Revolver — borrowing in yen (c)	1.50%	22,047	—
		$101,931	$49,751
__________

(a)	Includes unamortized deferred financing costs and discounts.

(b)	Amount is based on the exchange rate of the euro at December 31, 2017.

CPA:17 – Global 2017 10-K – 111

Notes to Consolidated Financial Statements

(c)	Amount is based on the exchange rate of the yen at December 31, 2017.

On September 30, 2016, we exercised the delayed draw option on our Term Loan and borrowed $50.0 million. The Term Loan bears interest at LIBOR + 1.45% and is scheduled to mature on August 26, 2018, unless extended pursuant to its terms. The Revolver and Term Loan are used for our working capital needs and for new investments, as well as for general corporate purposes. During the year ended December 31, 2017, we drew down a total of $119.2 million from our Senior Credit Facility (amount is based on the exchange rate of the euro on the date of each draw), of which we have since repaid $69.0 million.

We are required to ensure that the total Restricted Payments (as defined in the amended Credit Agreement) in an aggregate amount in any fiscal year does not exceed the greater of 95% of Modified funds from operations, or MFFO, and the amount of Restricted Payments required in order for us to (i) maintain our REIT status and (ii) avoid the payment of federal or state income or excise tax. Restricted Payments include quarterly dividends and the total amount of shares repurchased by us, if any, in excess of $100.0 million per year. In addition to placing limitations on dividend distributions and share repurchases, the Credit Agreement also stipulates certain customary financial covenants. We were in compliance with all such covenants at December 31, 2017.

Scheduled Debt Principal Payments

Scheduled debt principal payments for each of the next five calendar years following December 31, 2017 and thereafter through 2039 are as follows (in thousands):

Years Ending December 31,	Total
2018 (a)	$173,644
2019	74,452
2020	427,354
2021	452,057
2022	350,859
Thereafter through 2039	486,485
Total principal payments	1,964,851
Deferred financing costs	(8,003)
Unamortized discount, net	(5,458)
Total	$1,951,390
__________

(a)
Includes the $50.0 million Term Loan and $52.0 million Revolver outstanding at December 31, 2017 under our Senior Credit Facility, which is scheduled to mature on August 26, 2018, unless extended pursuant to its terms.

Certain amounts in the table above are based on the applicable foreign currency exchange rate at December 31, 2017. The carrying value of our Debt, net increased by $79.0 million from December 31, 2016 to December 31, 2017 due to the weakening of the U.S. dollar relative to foreign currencies, particularly the euro, during the same period.

Debt Covenants

As of December 31, 2017, we were in breach of a loan-to-value, or LTV, covenant on one of our non-recourse mortgage loans. On January 22, 2018, we repaid $6.1 million (amount is based on the exchange rate of the euro as of the date of repayment) of principal on this loan to cure the covenant breach (Note 17).

Note 11. Commitments and Contingencies

At December 31, 2017, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations. See Note 4 for unfunded construction commitments.

CPA:17 – Global 2017 10-K – 112

Notes to Consolidated Financial Statements

Note 12. Equity

Distributions

Distributions paid to stockholders consist of ordinary income, capital gains, return of capital, or a combination thereof for income tax purposes. The following table presents annualized distributions per share, declared and paid during the years ended December 31, 2017, 2016 and 2015, reported for tax purposes and serves as a designation of capital gain distributions, if applicable, pursuant to Internal Revenue Code Section 857(b)(3)(C) and Treasury Regulation § 1.857-6(e):

	Years Ended December 31,
	2017	2016	2015
Ordinary income	$0.3091	$0.1994	$0.3220
Return of capital	0.3409	0.1403	0.3280
Capital gain	—	0.3103	—
Total distributions paid	$0.6500	$0.6500	$0.6500

During the fourth quarter of 2017, our board of directors declared a quarterly distribution of $0.1625 per share, which was paid on January 16, 2018 to stockholders of record on December 29, 2017, in the amount of $56.9 million.

During the year ended December 31, 2017, our board of directors declared distributions in the aggregate amount of $226.0 million, which equates to $0.6500 per share.

CPA:17 – Global 2017 10-K – 113

Notes to Consolidated Financial Statements

Reclassifications Out of Accumulated Other Comprehensive Loss

The following tables present a reconciliation of changes in Accumulated other comprehensive loss by component for the periods presented (in thousands):

	Gains and (Losses) on Derivative Instruments	Gains and (Losses) on Marketable Investments	Foreign Currency Translation Adjustments	Total
Balance at January 1, 2015	$7,311	$(106)	$(88,212)	$(81,007)
Other comprehensive loss before reclassifications	21,135	29	(81,037)	(59,873)
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	7,837	—	—	7,837
Other income and (expenses)	(8,083)	—	—	(8,083)
Total	(246)	—	—	(246)
Net current-period Other comprehensive loss	20,889	29	(81,037)	(60,119)
Net current-period Other comprehensive loss attributable to noncontrolling interests	—	—	1,321	1,321
Balance at December 31, 2015	28,200	(77)	(167,928)	(139,805)
Other comprehensive loss before reclassifications	2,568	29	(18,785)	(16,188)
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	6,339	—	—	6,339
Other income and (expenses)	(7,558)	—	—	(7,558)
Total	(1,219)	—	—	(1,219)
Net current-period Other comprehensive loss	1,349	29	(18,785)	(17,407)
Net current-period Other comprehensive loss attributable to noncontrolling interests	—	—	536	536
Balance at December 31, 2016	29,549	(48)	(186,177)	(156,676)
Other comprehensive income before reclassifications	(15,735)	33	100,948	85,246
Amounts reclassified from accumulated other comprehensive income to:
Interest expense	2,443	—	—	2,443
Other income and (expenses)	(7,170)	—	—	(7,170)
Total	(4,727)	—	—	(4,727)
Net current-period Other comprehensive income	(20,462)	33	100,948	80,519
Net current-period Other comprehensive income attributable to noncontrolling interests	—	—	(2,263)	(2,263)
Balance at December 31, 2017	$9,087	$(15)	$(87,492)	$(78,420)

Note 13. Income Taxes

We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code. We believe we have operated, and we intend to continue to operate, in a manner that allows us to continue to qualify as a REIT. Under the REIT operating structure, we are permitted to deduct distributions paid to our stockholders and generally will not be required to pay U.S. federal income taxes. Accordingly, the only provision of income taxes in the consolidated financial statements relates to our TRSs. The Tax Cuts and Jobs Act, which was signed into law on December 22, 2017, lowered the U.S. corporate income tax rate from 35% to 21%. As a result, we recognized a deferred tax benefit of $6.6 million for the year ended December 31, 2017.

CPA:17 – Global 2017 10-K – 114

Notes to Consolidated Financial Statements

We conduct business in various states and municipalities within the United States, Europe, and Asia, and as a result, we file income tax returns in the U.S. federal jurisdiction and various states and certain foreign jurisdictions. Our tax returns are subject to audit by taxing authorities. Such audits can often take years to complete and settle.

The components of our (benefit from) provision for income taxes for the periods presented are as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Federal
Current	$190	$130	$110
Deferred	(3,577)	4,327	954
	(3,387)	4,457	1,064
State and Local
Current	838	(26)	840
Deferred	765	312	1,312
	1,603	286	2,152
Foreign
Current	2,959	3,677	3,787
Deferred	(1,688)	57	1,882
	1,271	3,734	5,669
Total (Benefit) Provision (a)	$(513)	$8,477	$8,885
 __________

(a)
We recorded a deferred tax benefit of $2.6 million for certain of our equity investments in 2017. We recorded deferred tax provisions of $4.0 million and $2.3 million for certain of our equity investments in 2016 and 2015, respectively.

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

The following table presents a reconciliation of the beginning and ending amount of unrecognized tax benefits (in thousands):

	Years Ended December 31,
	2017	2016
Beginning balance	$—	$198
Addition based on tax positions related to the current year	437	—
Decrease due to lapse in statute of limitations	—	(198)
Ending balance	$437	$—

At December 31, 2017 we had unrecognized tax benefits as presented in the table above that, if recognized, would have a favorable impact on our effective income tax rate in future periods. We recognize interest and penalties related to uncertain tax positions in income tax expense. At December 31, 2017 and 2016, we had no significant accrued interest related to uncertain tax positions.

Tax authorities in the relevant jurisdictions may select our tax returns for audit and propose adjustments before the expiration of the statute of limitations. Our tax returns filed for tax years 2011 through 2016 remain open to adjustment in the major tax jurisdictions.

CPA:17 – Global 2017 10-K – 115

Notes to Consolidated Financial Statements

Deferred Income Taxes

Our deferred tax assets before valuation allowances were $31.8 million and $33.0 million at December 31, 2017 and 2016, respectively. Our deferred tax liabilities were $30.5 million and $32.7 million at December 31, 2017 and 2016, respectively. We determined that $26.3 million and $28.1 million of our deferred tax assets did not meet the criteria for recognition under the accounting guidance for income taxes and accordingly, we established valuation allowances in those amounts at December 31, 2017 and 2016, respectively. Our deferred tax asset, net of valuation allowance, is recorded in Other assets, net on our consolidated balance sheet. Our deferred tax assets and liabilities at December 31, 2017 and 2016 are primarily the result of temporary differences related to:

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

•
timing differences generated by differences in the GAAP basis and the tax basis of assets such as those related to capitalized acquisition costs, straight-line rent, prepaid rents, and intangible assets; and

•	tax net operating losses in foreign jurisdictions that may be realized in future periods if we generate sufficient taxable income.

At December 31, 2017, we had net operating losses in U.S. federal, state, and foreign jurisdictions of approximately $48.9 million, $31.9 million, and $40.5 million, respectively. At December 31, 2016, we had net operating losses in U.S. federal, state and foreign jurisdictions of approximately $35.1 million, $21.3 million, and $19.9 million, respectively. If not utilized, the U.S. federal net operating loss carryforwards will begin to expire in 2032. The state and local net operating loss carryforwards will begin to expire in 2027. The foreign net operating loss carryforwards will begin to expire in 2018. The utilization of net operating losses may be subject to certain limitations under the tax laws of the relevant jurisdiction.

CPA:17 – Global 2017 10-K – 116

Notes to Consolidated Financial Statements

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

Property Dispositions

The results of operations for properties that have been sold or classified as held for sale are included in the consolidated financial statements and are summarized as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Revenues	$7,245	$46,928	$47,737
Operating expenses (excluding impairment charges)	(3,150)	(25,944)	(29,365)
Impairment charges	—	(29,183)	—
Interest expense	(1,108)	(7,485)	(6,996)
Other income and (expenses)	—	—	676
Loss on extinguishment of debt	(1,364)	(15,807)	—
Equity in losses of equity method investments	(688)	(3,137)	(2,789)
Provision for income taxes	(2)	(24)	(4)
Gain on sale of real estate, net of tax	2,879	132,858	2,197
Income from properties sold or classified as held for sale, net of income taxes	$3,812	$98,206	$11,456

2017 — During the second quarter of 2017, we sold three properties for total proceeds of $14.6 million, net of selling costs, and recorded an aggregate gain on sale of $1.2 million (amounts are based on the euro exchange rate on the applicable date of disposition), which was recorded under the full accrual method.

In March 2017, we sold one of our net-lease properties to the developer that constructed the I-drive Property for net proceeds of $23.5 million, inclusive of $34.0 million of financing provided by us to the developer in the form of a mezzanine loan. This sale was accounted for under the cost recovery method. As a result, we recorded a deferred gain on sale of $2.1 million, which will be recognized into income upon recovery of the cost of the property (Note 4, Note 5). The developer repaid the $60.0 million non-recourse mortgage loan encumbering the I-drive Property in full at closing (Note 10). In addition, in connection with the I-drive Wheel restructuring, we recorded a deferred gain of $16.4 million, which will be recognized into income upon recovery of the cost of the Wheel Loan (Note 5).

In August 2016, we simultaneously entered into two agreements with one of our tenants, KBR, Inc., to amend the lease at one property and terminate the lease at another property, both located in Houston, Texas. The lease modification and lease termination were contingent upon one another and became effective upon disposing of one net-lease property on March 13, 2017, which was previously classified as held for sale as of December 31, 2016 prior to its sale in the first quarter of 2017. Upon disposition, we received proceeds of $14.1 million, net of closing costs, and recognized a gain on sale of $1.6 million, which was recorded under the full accrual method. In addition, as a result of the aforementioned lease modification, contractual rents were renegotiated to be at market and the existing below-market rent lease liability of $15.7 million was written off and recognized in Rental income during the year ended December 31, 2017 (Note 7). In addition, as a result of the termination of the lease noted above, we accelerated the below-market lease intangible liabilities of $3.3 million and $13.9 million that were also recognized in Rental income during the year ended December 31, 2017 and 2016, respectively. At December 31, 2016, the land and building for this property were classified as held for sale and we recognized an impairment charge of $29.2 million during the year ended December 31, 2016 to reduce the carrying value of the property to its estimated fair value (Note 8).

CPA:17 – Global 2017 10-K – 117

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

2015 — We did not have any dispositions during 2015. However, we recognized a gain on sale of real estate of $2.2 million during that year related to an equity interest option (on a property that was previously disposed of), which expired on January 31, 2015.

None of our property dispositions during 2017, 2016, or 2015 qualified for classification as a discontinued operation.

CPA:17 – Global 2017 10-K – 118

Notes to Consolidated Financial Statements

Note 15. Segment Reporting

We operate in two reportable business segments: Net Lease and Self Storage. Our Net Lease segment includes our domestic and foreign investments in net-leased properties, whether they are accounted for as operating or direct financing leases. Our Self Storage segment is comprised of our investments in self-storage properties. In addition, we have investments in loans receivable, CMBS, one hotel, and certain other properties, which are included in our All Other category. The following tables present a summary of comparative results and assets for these business segments (in thousands):

	Years Ended December 31,
	2017	2016	2015
Net Lease
Revenues (a)	$397,766	$389,709	$366,904
Operating expenses (b) (c)	(157,206)	(180,376)	(136,838)
Interest expense	(77,503)	(87,703)	(85,138)
Other income and (expenses), excluding interest expense (d)	5,839	10,412	18,508
Provision for income taxes	(718)	(2,887)	(7,458)
Gain on sale of real estate, net of tax	2,872	—	2,197
Net income attributable to noncontrolling interests	(13,530)	(14,098)	(15,247)
Net income attributable to CPA:17 – Global	$157,520	$115,057	$142,928
Self-Storage
Revenues	$35,935	$43,979	$46,418
Operating expenses	(26,235)	(36,094)	(32,575)
Interest expense	(7,638)	(8,744)	(7,655)
Other income and (expenses), excluding interest expense (e) (f)	(260)	25,920	(1,858)
Provision for income taxes	(163)	(183)	(167)
Gain on sale of real estate, net of tax	7	132,858	—
Net income attributable to CPA:17 – Global	$1,646	$157,736	$4,163
All Other
Revenues	$13,953	$6,674	$13,625
Operating expenses	(5,482)	(633)	(1,712)
Interest expense	—	(5)	404
Other income and (expenses), excluding interest expense (g) (h)	(23,428)	(8,419)	(1,691)
Benefit from (provision for) income taxes	2,741	(4,671)	(150)
Net loss attributable to noncontrolling interests	1,323	—	—
Net (loss) income attributable to CPA:17 – Global	$(10,893)	$(7,054)	$10,476
Corporate
Unallocated Corporate Overhead (i)	$(24,311)	$(50,629)	$(48,694)
Net income attributable to noncontrolling interests – Available Cash Distributions	$(26,675)	$(24,765)	$(24,668)
Total Company
Revenues	$447,654	$440,362	$426,947
Operating expenses	(234,326)	(263,802)	(218,892)
Interest expense	(88,270)	(98,813)	(93,551)
Other income and (expenses), excluding interest expense	7,719	27,080	16,304
Benefit from (provision for) income taxes	513	(8,477)	(8,885)
Gain on sale of real estate, net of tax	2,879	132,858	2,197
Net income attributable to noncontrolling interests	(38,882)	(38,863)	(39,915)
Net income attributable to CPA:17 – Global	$97,287	$190,345	$84,205

CPA:17 – Global 2017 10-K – 119

Notes to Consolidated Financial Statements

	Total Assets at December 31,
	2017	2016
Net Lease (j)	$3,980,445	$3,905,402
Self-Storage	241,438	252,195
All Other (k)	277,702	266,231
Corporate	87,885	275,095
Total Company	$4,587,470	$4,698,923
___________

(a)
Amount for the year ended December 31, 2017 includes a $15.7 million write-off of a below-market rent lease liability, pertaining to our KBR Inc., properties that were recognized in Rental income as a result of a lease modification (Note 14). In addition, as a result of a lease termination, we accelerated the below-market rent lease intangible liabilities of $3.3 million and $13.9 million that were also recognized in Rental income during the year ended December 31, 2017 and 2016, respectively.

(b)	Includes impairment charges of $8.3 million and $29.2 million incurred during the year ended December 31, 2017 and 2016, respectively (Note 8).

(c)
In April 2017, the Croatian government passed a special law assisting the restructuring of companies considered of systematic significance in Croatia. This law directly impacts our Agrokor tenant, which is currently experiencing financial distress and recently received a credit downgrade from both Standard & Poor’s and Moody’s. As a result of the financial difficulties and the uncertainty regarding future rent collections from the tenant, we recorded bad debt expense of $8.1 million during the year ended December 31, 2017.

(d)	For the years ended December 31, 2017 and 2016, amounts include impairment charges of $10.6 million and $1.9 million, respectively, related to certain of our equity investments (Note 8).

(e)	Includes a gain on change in control of interests of $49.9 million for the year ended December 31, 2016 (Note 4).

(f)	Includes loss on extinguishment of debt of $23.6 million for the year ended December 31, 2016 (Note 10).

(g)
Includes a loss on change in control of interests of $13.9 million for the year ended December 31, 2017 (Note 4). In addition, as a result of Hurricane Irma damage incurred at the Shelborne hotel investment (Note 4), this amount includes an estimated insurance deductible of $1.8 million and $2.7 million of costs incurred related to our insurance adjuster.

(h)
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

(i)
Included in unallocated corporate overhead are asset management fees, and general and administrative expenses, as well as interest expense and other charges related to our Senior Credit Facility. These expenses are calculated and reported at the portfolio level and not evaluated as part of any segment’s operating performance.

(j)
Includes the impact of the I-drive Property disposition (Note 4, Note 14), the sale of a property classified as Assets held for sale as of December 31, 2016, and the sale of three other net-leased properties that occurred during the year ended December 31, 2017 (Note 14).

(k)	Includes the impact of the I-drive Wheel restructuring during the year ended December 31, 2017 (Note 5, Note 6, Note 14).

CPA:17 – Global 2017 10-K – 120

Notes to Consolidated Financial Statements

Our portfolio is comprised of domestic and international investments. The following tables present the geographic information (in thousands):

As of and for the Year Ended December 31, 2017	Texas	New York	Other Domestic	International (a)	Total
Revenues	$67,317	$45,430	$208,562	$126,345	$447,654
Operating expenses	(28,389)	(12,211)	(121,672)	(72,054)	(234,326)
Interest expense	(10,053)	(6,937)	(50,087)	(21,193)	(88,270)
Other income and (expenses), excluding interest expense	688	(257)	(665)	7,953	7,719
Benefit from income taxes	(53)	162	1,532	(1,128)	513
Gain on sale of real estate, net of tax	1,647	—	755	477	2,879
Net income attributable to noncontrolling interests	—	(11,222)	(27,206)	(454)	(38,882)
Net income attributable to CPA:17 – Global	31,157	14,965	11,219	39,946	97,287
Long-lived assets (b)	308,195	388,336	1,694,242	1,346,148	3,736,921
Equity investments in real estate	16,072	—	116,302	276,880	409,254
Debt, net	216,542	179,775	981,081	573,992	1,951,390
As of and for the Year Ended December 31, 2016	Texas	New York	Other Domestic	International (a)	Total
Revenues	$67,860	$42,912	$213,027	$116,563	$440,362
Operating expenses (c)	(75,455)	(13,152)	(124,776)	(50,419)	(263,802)
Interest expense	(11,774)	(7,098)	(54,760)	(25,181)	(98,813)
Other income and (expenses), excluding interest expense	(2,859)	49,483	(10,428)	(9,116)	27,080
Provision for income taxes	(67)	(682)	(4,102)	(3,626)	(8,477)
Gain on sale of real estate, net of tax	10,565	—	122,293	—	132,858
Net income attributable to noncontrolling interests	—	(10,972)	(26,608)	(1,283)	(38,863)
Net income attributable to CPA:17 – Global	(11,730)	60,491	114,646	26,938	190,345
Long-lived assets (b)	337,379	395,508	1,770,506	1,242,073	3,745,466
Equity investments in real estate	17,603	—	308,741	124,761	451,105
Debt, net	249,336	173,823	1,012,929	635,913	2,072,001
For the Year Ended December 31, 2015	Texas	New York	Other Domestic	International (a)	Total
Revenues	$63,933	$37,567	$212,394	$113,053	$426,947
Operating expenses	(42,934)	(1,624)	(131,013)	(43,321)	(218,892)
Interest expense	(12,465)	(3,602)	(52,853)	(24,631)	(93,551)
Other income and (expenses), excluding interest expense	787	(1,857)	15,277	2,097	16,304
Provision for income taxes	(4)	—	(3,354)	(5,527)	(8,885)
Gain on sale of real estate, net of tax	—	—	2,197	—	2,197
Net income attributable to noncontrolling interests	—	(11,068)	(26,105)	(2,742)	(39,915)
Net income attributable to CPA:17 – Global	9,317	19,416	16,543	38,929	84,205
___________

(a)
All years include investments in Poland, Italy, Croatia, Spain, Germany, the United Kingdom, the Netherlands, Japan, the Czech Republic, Slovakia, Norway, and Hungary; 2017 and 2016 include investments in Lithuania; and 2017 includes investments in Latvia and Estonia.

(b)
Consists of Net investments in real estate. In the second quarter of 2017, we reclassified certain line items in our consolidated balance sheets. As a result, amounts for certain line items included within Net investments in real estate as of December 31, 2016 have been revised to the current year presentation (Note 2).

(c)	Amount for Texas includes an impairment charge of $29.2 million recognized on one property for the year ended December 31, 2016 (Note 8).

CPA:17 – Global 2017 10-K – 121

Notes to Consolidated Financial Statements

Note 16. Selected Quarterly Financial Data (Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Revenues	$123,005	$106,513	$107,396	$110,740
Expenses (a)	59,615	55,581	53,313	65,817
Net income (a) (b) (c)	47,146	41,725	33,810	13,488
Net income attributable to noncontrolling interests	(9,135)	(10,919)	(9,081)	(9,747)
Net income attributable to CPA:17 – Global (a) (b) (c)	38,011	30,806	24,729	3,741

Earnings per share attributable to CPA:17 – Global	$0.11	$0.09	$0.07	$0.01
Distributions declared per share	$0.1625	$0.1625	$0.1625	$0.1625

	Three Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Revenues	$107,226	$109,185	$110,076	$113,875
Expenses (d)	56,205	60,037	87,442	60,118
Net income (e)	55,617	91,241	67,045	15,305
Net income attributable to noncontrolling interests	(10,194)	(9,383)	(8,827)	(10,459)
Net income attributable to CPA:17 – Global (d) (e)	45,423	81,858	58,218	4,846

Earnings per share attributable to CPA:17 – Global	$0.13	$0.24	$0.17	$0.01
Distributions declared per share	$0.1625	$0.1625	$0.1625	$0.1625
__________

(a)	Amounts for the three months ended December 31, 2017 and March 31, 2017 include impairment charges of $4.2 million and $4.5 million, respectively, on our consolidated real estate investments (Note 8).

(b)
Amounts for the three months ended December 31, 2017, September 30, 2017, and June 30, 2017 include impairment charges of $1.8 million, $6.3 million, and $2.5 million, respectively, on our equity investments on real estate (Note 8).

(c)
Amount for the three months ended December 31, 2017 includes loss on change of control of interests of $13.9 million that was recognized in connection with the restructuring of the Shelborne hotel (Note 4).

(d)	Amount for the three months ended September 30, 2016, includes an impairment charge of $29.2 million (Note 8).

(e)
Amount for the three months ended June 30, 2016 includes gains on change of control of interests of $49.9 million, recognized in connection our acquisition of the remaining 15% controlling interest in a jointly owned investment in five self-storage properties (Note 4). Amounts for the three months ended March 31, 2016, June 30, 2016, and September 30, 2016 include gain on sale of real estate, net of tax totaling $25.4 million, $25.0 million, and $82.3 million, respectively, recognized in connection with the disposition of certain self-storage properties that occurred during these periods. Amounts for the three months ended March 31, 2016, June 30, 2016, September 30, 2016, and December 31, 2016 include a loss on extinguishment of debt of $2.5 million, $5.1 million, $16.0 million, and $0.8 million, respectively (Note 10). During the three months ended December 31, 2016, our Shelborne equity investment incurred a $22.8 million impairment charge to reduce goodwill at the investee level to its fair value, partially offset by $10.6 million of income recognized in conjunction with the termination of a management agreement. Additionally, we recorded $10.6 million of losses guaranteed by the previous management company under the terms of the management agreement (Note 6).

Note 17. Subsequent Events

On January 22, 2018, we repaid $6.1 million (amount is based on the exchange rate of the euro as of the date of repayment) of principal on one of our non-recourse mortgage loans to cure the LTV covenant breach that existed at December 31, 2017 (Note 10).

In January 2018, a tenant, The New York Times Company, exercised its bargain purchase option to acquire the property it leases from us for $250.0 million, which is expected to occur on December 1, 2019.

CPA:17 – Global 2017 10-K – 122

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2017, 2016, and 2015
(in thousands)

Description	Balance at Beginning of Year	Other Additions	Deductions	Balance at End of Year
Year Ended December 31, 2017
Valuation reserve for deferred tax assets	$28,150	$3,406	$(5,303)	$26,253
Valuation for tenant receivables	36	8,565	(36)	8,565

Year Ended December 31, 2016
Valuation reserve for deferred tax assets	$29,001	$5,151	$(6,002)	$28,150
Valuation for tenant receivables	1,750	24	(1,738)	36

Year Ended December 31, 2015
Valuation reserve for deferred tax assets	$13,103	$21,211	$(5,313)	$29,001
Valuation for tenant receivables	—	1,750	—	1,750

CPA:17 – Global 2017 10-K – 123

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2017
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Real Estate Under Operating Leases
Industrial facility in Norfolk, NE	$1,340	$625	$1,713	$—	$107	$625	$1,820	$2,445	$582	1975	Jun. 2008	30 yrs.
Office facility in Soest, Germany and warehouse facility in Bad Wünnenberg, Germany	—	3,193	45,932	—	(11,903)	2,419	34,803	37,222	8,800	1982; 1996	Jul. 2008	36 yrs.
Education facility in Chicago, IL	11,782	6,300	20,509	—	(527)	6,300	19,982	26,282	6,329	1912	Jul. 2008	30 yrs.
Industrial facilities in Sergeant Bluff, IA; Bossier City, LA; and Alvarado, TX	27,730	2,725	25,233	28,116	(3,395)	4,701	47,978	52,679	9,055	Various	Aug. 2008	25 - 40 yrs.
Industrial facility in Waldaschaff, Germany	—	10,373	16,708	—	(16,744)	2,987	7,350	10,337	5,269	1937	Aug. 2008	15 yrs.
Fitness facilities in Phoenix, AZ and Columbia, MD	33,367	14,500	48,865	—	(2,062)	14,500	46,803	61,303	10,833	2006	Sep. 2008	40 yrs.
Office facility in Birmingham, United Kingdom	17,056	3,591	15,810	949	(3,279)	2,990	14,081	17,071	2,830	2009	Sep. 2009	40 yrs.
Retail facility in Gorzow, Poland	—	1,095	13,947	—	(2,767)	895	11,380	12,275	2,352	2008	Oct. 2009	40 yrs.
Office facility in Hoffman Estates, IL	25,817	5,000	21,764	—	—	5,000	21,764	26,764	4,391	2009	Dec. 2009	40 yrs.
Office facility in The Woodlands, TX	34,828	1,400	41,502	—	—	1,400	41,502	42,902	8,387	2009	Dec. 2009	40 yrs.
Retail facilities located throughout Spain	—	32,574	52,101	—	(11,943)	28,057	44,675	72,732	8,930	Various	Dec. 2009	20 yrs.
Industrial facilities in Middleburg Heights and Union Township, OH	5,318	1,000	10,793	2	—	1,000	10,795	11,795	2,137	1990; 1997	Feb. 2010	40 yrs.
Industrial facilities in Phoenix, AZ; Colton, Fresno, Los Angeles, Orange, Pomona, and San Diego, CA; Safety Harbor, FL; Durham, NC; and Columbia, SC	12,185	19,001	13,059	—	—	19,001	13,059	32,060	2,982	Various	Mar. 2010	27 - 40 yrs.
Industrial facility in Evansville, IN	14,936	150	9,183	11,745	—	150	20,928	21,078	3,805	2009	Mar. 2010	40 yrs.
Warehouse facilities in Bristol, Cannock, Liverpool, Luton, Plymouth, Southampton, and Taunton, United Kingdom	3,905	8,639	2,019	—	(1,511)	7,358	1,789	9,147	491	Various	Apr. 2010	28 yrs.
Warehouse facility in Zagreb, Croatia	—	31,941	45,904	—	(6,576)	29,077	42,192	71,269	10,795	2001	Apr. 2010	30 yrs.
Office facilities in Tampa, FL	30,948	18,300	32,856	1,342	—	18,323	34,175	52,498	6,397	1985; 2000	May 2010	40 yrs.
Warehouse facility in Bowling Green, KY	24,864	1,400	3,946	33,809	—	1,400	37,755	39,155	5,979	2011	May 2010	40 yrs.
Land in Elorrio, Spain	—	19,924	3,981	—	246	24,151	—	24,151	—	N/A	Jun. 2010	N/A
Warehouse facility in Gadki, Poland	—	1,134	1,183	7,611	(1,491)	960	7,477	8,437	1,261	2011	Aug. 2010	40 yrs.
Industrial and office facilities in Elberton, GA	—	560	2,467	—	—	560	2,467	3,027	521	1997; 2002	Sep. 2010	40 yrs.
Warehouse facilities in Rincon and Unadilla, GA	24,254	1,595	44,446	—	—	1,595	44,446	46,041	7,964	2000; 2006	Nov. 2010	40 yrs.
Office facility in Hartland, WI	2,996	1,402	2,041	—	—	1,402	2,041	3,443	418	2001	Nov. 2010	35 yrs.

CPA:17 – Global 2017 10-K – 124

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2017
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Retail facilities in Kutina, Slavonski Brod, Spansko, and Zagreb, Croatia	—	6,700	24,114	194	(5,624)	5,316	20,068	25,384	5,182	2000; 2002; 2003	Dec. 2010	30 yrs.
Warehouse and office facilities located throughout the United States	104,062	31,735	129,011	855	(9,861)	28,511	123,229	151,740	24,696	Various	Dec. 2010	40 yrs.
Office facility in Madrid, Spain	59,012	22,230	81,508	—	(9,013)	20,295	74,430	94,725	13,035	2002	Dec. 2010	40 yrs.
Office facility in Houston, TX	3,055	1,838	2,432	—	20	1,838	2,452	4,290	688	1982	Dec. 2010	25 yrs.
Retail facility in Las Vegas, NV	39,766	26,934	31,037	26,048	(44,166)	5,070	34,783	39,853	4,809	2012	Dec. 2010	40 yrs.
Warehouse facilities in Oxnard and Watsonville, CA	40,106	16,036	67,300	—	(7,149)	16,036	60,151	76,187	11,722	1975; 1994; 2002	Jan. 2011	10 - 40 yrs.
Warehouse facility in Dillon, SC	16,970	1,355	15,620	1,600	(123)	1,232	17,220	18,452	2,821	2001	Mar. 2011	40 yrs.
Warehouse facility in Middleburg Heights, OH	—	600	1,690	—	—	600	1,690	2,290	286	2002	Mar. 2011	40 yrs.
Office facility in Martinsville, VA	7,847	600	1,998	11,331	—	600	13,329	13,929	2,038	2011	May 2011	40 yrs.
Land in Chicago, IL	4,643	7,414	—	—	—	7,414	—	7,414	—	N/A	Jun. 2011	N/A
Industrial facility in Fraser, MI	3,787	928	1,392	6,193	(80)	928	7,505	8,433	1,182	2012	Sep. 2011	35 yrs.
Retail facilities located throughout Italy	178,792	91,691	262,377	—	(49,384)	79,856	224,828	304,684	38,757	Various	Sep. 2011	29 - 40 yrs.
Retail facilities in Delnice, Pozega, and Sesvete, Croatia	—	2,687	24,820	15,378	(5,533)	3,562	33,790	37,352	6,849	2011	Nov. 2011	30 yrs.
Retail facility in Orlando, FL	—	32,739	—	19,959	(32,739)	5,577	14,382	19,959	1,354	2011	Dec. 2011	40 yrs.
Land in Hudson, NY	704	2,080	—	—	—	2,080	—	2,080	—	N/A	Dec. 2011	N/A
Office facilities in Aurora, Eagan, and Virginia, MN	104,499	13,546	110,173	—	993	13,546	111,166	124,712	22,491	Various	Jan. 2012	32 - 40 yrs.
Industrial facility in Chmielów, Poland	17,536	1,323	5,245	30,804	(443)	1,977	34,952	36,929	3,792	2012	Apr. 2012	40 yrs.
Office facility in St. Louis, MO	5,374	954	4,665	1,685	—	954	6,350	7,304	897	1995	Jul. 2012	38 yrs.
Industrial facility in Avon, OH	3,325	926	4,975	—	—	926	4,975	5,901	823	2001	Aug. 2012	35 yrs.
Industrial facility in Elk Grove Village, IL	8,638	1,269	11,317	163	—	1,269	11,480	12,749	2,892	1961	Aug. 2012	40 yrs.
Education facilities in Montgomery, AL and Savannah, GA	15,110	5,255	16,960	—	—	5,255	16,960	22,215	2,751	1969; 2002	Sep. 2012	40 yrs.
Automotive dealerships in Huntsville, AL; Bentonville, AR; Bossier City, LA; Lee’s Summit, MO; Fayetteville, TN; and Fort Worth, TX	—	17,283	32,225	—	(32)	17,269	32,207	49,476	7,603	Various	Sep. 2012	16 yrs.
Office facility in Warrenville, IL	18,101	3,698	28,635	—	—	3,698	28,635	32,333	4,360	2002	Sep. 2012	40 yrs.
Office and warehouse facility in Zary, Poland	3,003	356	1,168	6,910	(680)	327	7,427	7,754	898	2013	Sep. 2012	40 yrs.
Industrial facility in Sterling, VA	—	3,118	14,007	5,071	—	3,118	19,078	22,196	2,981	1980	Oct. 2012	35 yrs.
Office facility in Houston, TX	127,853	19,331	123,084	7,482	2,899	19,331	133,465	152,796	22,722	1973	Nov. 2012	30 yrs.
Education facility in Eagan, MN	8,867	2,104	11,462	—	(85)	1,994	11,487	13,481	1,769	2003	Dec. 2012	35 yrs.

CPA:17 – Global 2017 10-K – 125

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2017
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Warehouse facility in Saitama Prefecture, Japan	—	17,292	28,575	—	(12,392)	12,620	20,855	33,475	4,204	2007	Dec. 2012	26 yrs.
Retail facilities in Bjelovar, Karlovac, Krapina, Krizevci, Metkovic, Novigrad, Porec, Umag, and Vodnjan, Croatia	21,041	5,059	28,294	6,634	(3,453)	6,531	30,003	36,534	3,997	Various	Dec. 2012	32 - 40 yrs.
Industrial facility in Portage, WI	4,524	3,338	4,556	502	—	3,338	5,058	8,396	962	1970	Jan. 2013	30 yrs.
Retail facility in Dallas, TX	9,431	4,441	9,649	87	—	4,441	9,736	14,177	1,207	1913	Feb. 2013	40 yrs.
Warehouse facility in Dillon, SC	25,856	3,096	2,281	37,989	(566)	2,530	40,270	42,800	3,608	2013	Mar. 2013	40 yrs.
Land in Chicago, IL	—	15,459	—	—	—	15,459	—	15,459	—	N/A	Apr. 2013	N/A
Office facility in Northbrook, IL	5,369	—	942	—	—	—	942	942	284	2007	May 2013	40 yrs.
Industrial facility in Wageningen, Netherlands	18,853	4,790	24,301	47	(2,402)	4,438	22,298	26,736	2,565	2013	Jul. 2013	40 yrs.
Warehouse facilities in Gadki, Poland	33,703	9,219	48,578	121	(4,706)	8,469	44,743	53,212	5,466	2007; 2010	Jul. 2013	40 yrs.
Automotive dealership in Lewisville, TX	9,145	3,269	9,605	—	—	3,269	9,605	12,874	1,465	2004	Aug. 2013	39 yrs.
Office facility in Auburn Hills, MI	5,806	789	7,163	—	—	789	7,163	7,952	823	2012	Oct. 2013	40 yrs.
Office facility in Haibach, Germany	9,249	2,544	11,114	—	(1,534)	2,258	9,866	12,124	1,547	1993	Oct. 2013	30 yrs.
Office facility in Tempe, AZ	14,550	—	16,996	4,272	—	—	21,268	21,268	2,373	2000	Dec. 2013	40 yrs.
Office facility in Tucson, AZ	—	2,440	11,175	—	—	2,440	11,175	13,615	1,355	2002	Feb. 2014	38 yrs.
Industrial facility in Drunen, Netherlands	10,296	990	6,328	7,922	1,693	1,470	15,463	16,933	1,025	2014	Apr. 2014	40 yrs.
Industrial facility in New Concord, OH	1,532	784	2,636	—	—	784	2,636	3,420	337	1999	Apr. 2014	35 - 40 yrs.
Office facility in Krakow, Poland	5,669	2,771	6,549	—	(682)	2,568	6,070	8,638	571	2003	Sep. 2014	40 yrs.
Retail facility in Gelsenkirchen, Germany	14,232	2,060	17,534	123	(985)	1,956	16,776	18,732	1,682	2000	Oct. 2014	35 yrs.
Office facility in Plymouth, Minnesota	22,117	2,601	15,599	5,835	926	2,601	22,360	24,961	2,665	1999	Dec. 2014	40 yrs.
Office facility in San Antonio, TX	13,919	3,131	13,124	—	—	3,131	13,124	16,255	1,148	2002	Jan. 2015	40 yrs.
Warehouse facilities in Mszczonów and Tomaszów Mazowiecki, Poland	33,497	10,108	35,856	8	2,719	10,704	37,987	48,691	3,785	1995; 2000	Feb. 2015	31 yrs.
Retail facilities in Joliet, IL; Fargo, ND; and Ashwaubenon, Brookfield, Greendale, and Wauwatosa, WI	41,388	20,936	34,627	332	—	20,936	34,959	55,895	3,708	Various	Jun. 2015	27 - 29 yrs.
Warehouse facility in Sered, Slovakia	17,867	4,059	15,297	9,920	2,557	4,425	27,408	31,833	1,712	2004	Jul. 2015	36 yrs.
Industrial facility in Tuchomerice, Czech Republic	18,294	9,424	21,860	256	1,619	10,381	22,778	33,159	1,411	1998	Dec. 2015	40 yrs.
Office facility in Warsaw, Poland	41,189	—	54,296	9	5,518	—	59,823	59,823	3,170	2015	Dec. 2015	40 yrs.
Net-lease student housing facility in Jacksonville, FL	11,939	870	15,787	—	—	870	15,787	16,657	824	2015	Jan. 2016	40 yrs.
Warehouse facilities in Houston, TX	—	2,210	1,362	—	—	2,210	1,362	3,572	89	1972	Feb. 2016	38 yrs.
Office facility in Oak Creek, WI	—	2,801	11,301	—	—	2,801	11,301	14,102	546	2000	Sep. 2016	35 yrs.

CPA:17 – Global 2017 10-K – 126

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2017
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Warehouse facility in Perrysburg, OH	—	774	11,756	—	—	774	11,756	12,530	594	1974	Sep. 2016	30 yrs.
Warehouse facilities in Shelbyville, IN; Kalamazoo, MI; Tiffin, OH; Andersonville, TN; and Millwood, WV	—	2,706	24,178	10,622	—	3,086	34,420	37,506	1,405	Various	Nov. 2016	28 - 40 yrs.
Warehouse facility in Zabia Wola, Poland	18,876	3,441	20,654	118	3,214	3,897	23,530	27,427	701	1999	Nov. 2016	40 yrs.
Warehouse facility in Kaunas, Lithuania	43,141	2,194	42,109	167	5,636	2,472	47,634	50,106	1,325	2008	Dec. 2016	40 yrs.
Office facility in Buffalo Grove, IL	—	2,035	7,444	—	—	2,035	7,444	9,479	208	1992	Feb. 2017	38 yrs.
	$1,493,859	$646,783	$2,044,703	$302,211	$(225,683)	$567,113	$2,200,901	$2,768,014	$354,668

CPA:17 – Global 2017 10-K – 127

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2017
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period Total	Date of Construction	Date Acquired
Description	Encumbrances	Land	Buildings
Direct Financing Method
Industrial and office facilities in Nagold, Germany	$—	$6,012	$41,493	$—	$(27,418)	$20,087	1937; 1994	Aug. 2008
Industrial facilities in Mayodan, Sanford, and Stoneville, NC	—	3,100	35,766	—	(3,152)	35,714	1992; 1997; 1998	Dec. 2008
Industrial facility in Glendale Heights, IL	16,562	3,820	11,148	18,245	3,172	36,385	1991	Jan. 2009
Office facility in New York City, NY	100,426	—	233,720	—	15,680	249,400	2007	Mar. 2009
Industrial facilities in Colton, Fresno, Los Angeles, Orange, Pomona, and San Diego, CA; Holly Hill, FL; Rockmart, GA; Ooltewah, TN; and Dallas, TX	8,973	1,730	20,778	—	(1,094)	21,414	Various	Mar. 2010
Warehouse facilities in Bristol, Leeds, Liverpool, Luton, Newport, Plymouth, and Southampton, United Kingdom	8,780	508	24,009	—	(5,052)	19,465	Various	Apr. 2010
Retail facilities in Dugo Selo and Samobor, Croatia	—	1,804	11,618	—	(1,472)	11,950	2002; 2003	Dec. 2010
Warehouse facility in Oxnard, CA	5,658	—	8,957	—	137	9,094	1975	Jan. 2011
Industrial facilities in Bartow, FL; Momence, IL; Smithfield, NC; Hudson, NY; and Ardmore, OK	20,454	3,750	50,177	—	6,553	60,480	Various	Apr. 2011
Industrial facility in Clarksville, TN	3,971	600	7,291	—	451	8,342	1998	Aug. 2011
Industrial facility in Countryside, IL	1,920	425	1,800	—	38	2,263	1981	Dec. 2011
Industrial facility in Bluffton, IN	1,834	264	3,407	—	19	3,690	1975	Apr. 2014
Retail facilities in Joliet, Illinois and Greendale, Wisconsin	15,568	—	19,002	2	626	19,630	1970; 1978	Jun. 2015
Warehouse facility in Houston, TX	—	—	4,233	—	48	4,281	1972	Feb. 2016
Industrial facilities in Sedalia, MO; Lumberton and Mount Airy, NC; and Wilkes-Barre, PA	—	2,142	10,085	50	(5,244)	7,033	Various	Apr. 2016
	$184,146	$24,155	$483,484	$18,297	$(16,708)	$509,228

CPA:17 – Global 2017 10-K – 128

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2017
(in thousands)

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Operating Real Estate — Self-Storage Facilities
Fort Worth, TX	$3,539	$610	$2,672	$62	$36	$610	$2,770	$3,380	$594	2004	Apr. 2011	33 yrs.
Palm Springs, CA	5,932	1,287	3,124	106	36	1,287	3,266	4,553	750	1989	Jun. 2011	30 yrs.
Kailua-Kona, HI	3,803	1,000	1,108	70	38	1,000	1,216	2,216	343	1987	Jun. 2011	30 yrs.
Chicago, IL	3,483	600	4,124	217	10	600	4,351	4,951	872	1916	Jun. 2011	25 yrs.
Chicago, IL	2,490	400	2,074	229	4	400	2,307	2,707	478	1968	Jun. 2011	30 yrs.
Rockford, IL	1,807	548	1,881	51	22	548	1,954	2,502	526	1979	Jun. 2011	25 yrs.
Rockford, IL	586	114	633	139	41	114	813	927	242	1979	Jun. 2011	25 yrs.
Rockford, IL	2,298	380	2,321	68	(98)	337	2,334	2,671	618	1957	Jun. 2011	25 yrs.
Kihei, HI	5,064	2,523	7,481	818	26	2,523	8,325	10,848	1,388	1991	Aug. 2011	40 yrs.
National City, CA	2,409	3,158	1,483	185	17	3,158	1,685	4,843	400	1987	Aug. 2011	28 yrs.
Mundelein, IL	3,405	1,080	5,287	264	69	1,080	5,620	6,700	1,474	1991	Aug. 2011	25 yrs.
Pearl City, HI	6,145	—	5,141	774	22	—	5,937	5,937	1,843	1977	Aug. 2011	20 yrs.
Palm Springs, CA	1,968	1,019	2,131	435	7	1,019	2,573	3,592	583	1987	Sep. 2011	28 yrs.
Loves Park, IL	1,127	394	3,390	137	(122)	394	3,405	3,799	1,069	1997	Sep. 2011	20 yrs.
Mundelein, IL	684	535	1,757	157	21	535	1,935	2,470	622	1989	Sep. 2011	20 yrs.
Chicago, IL	3,025	1,049	5,672	254	7	1,049	5,933	6,982	1,237	1988	Sep. 2011	30 yrs.
Beaumont, CA	2,586	1,616	2,873	94	14	1,616	2,981	4,597	600	1992	Nov. 2011	40 yrs.
San Bernardino, CA	990	698	1,397	95	15	698	1,507	2,205	292	1989	Nov. 2011	40 yrs.
Peoria, IL	3,009	549	2,424	37	6	549	2,467	3,016	634	1990	Nov. 2011	35 yrs.
East Peoria, IL	2,281	409	1,816	64	8	409	1,888	2,297	457	1986	Nov. 2011	35 yrs.
Loves Park, IL	1,712	439	998	251	155	439	1,404	1,843	339	1978	Nov. 2011	35 yrs.
Hesperia, CA	843	648	1,377	151	8	648	1,536	2,184	313	1989	Dec. 2011	40 yrs.
Cherry Valley, IL	1,658	1,076	1,763	35	18	1,076	1,816	2,892	690	1988	Jul. 2012	20 yrs.
Fayetteville, NC	3,093	1,677	3,116	67	10	1,677	3,193	4,870	743	2001	Sep. 2012	34 yrs.
Cathedral City, CA	1,288	—	2,275	17	15	—	2,307	2,307	428	1990	Mar. 2013	34 yrs.
Hilo, HI	7,758	296	4,996	45	—	296	5,041	5,337	587	2007	Jun. 2013	40 yrs.
Clearwater, FL	3,684	924	2,966	66	14	924	3,046	3,970	463	2001	Jul. 2013	32 yrs.
Winder, GA	954	546	30	7	8	546	45	591	16	2006	Jul. 2013	31 yrs.
Winder, GA	3,281	495	1,253	55	9	495	1,317	1,812	323	2001	Jul. 2013	25 yrs.
Orlando, FL	5,614	1,064	4,889	195	18	1,064	5,102	6,166	701	2000	Aug. 2013	35 yrs.
Palm Coast, FL	3,372	1,749	3,285	117	155	1,749	3,557	5,306	691	2001	Sep. 2013	29 yrs.
Holiday, FL	2,218	1,829	1,097	652	9	1,829	1,758	3,587	314	1975	Nov. 2013	23 yrs.

CPA:17 – Global 2017 10-K – 129

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2017
(in thousands)

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c) (d)			Accumulated Depreciation (d)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Buildings			Land	Buildings	Total
New York City, NY	12,704	5,692	16,076	9	—	5,692	16,085	21,777	694	1963	Apr. 2016	40 yrs.
New York City, NY	21,908	5,823	31,032	3	—	5,823	31,035	36,858	1,350	2005	Apr. 2016	40 yrs.
New York City, NY	23,376	6,184	35,188	18	—	6,184	35,206	41,390	1,558	2007	Apr. 2016	40 yrs.
New York City, NY	15,908	8,120	18,502	5	—	8,120	18,507	26,627	922	1948	Apr. 2016	35 yrs.
New York City, NY	5,452	1,157	10,167	80	—	1,157	10,247	11,404	447	1928	Apr. 2016	40 yrs.

Operating Real Estate — Hotel
Miami, FL	—	34,397	46,261	—	—	34,397	46,261	80,658	486	1940	Oct. 2017	40 yrs.
	$171,454	$90,085	$244,060	$6,029	$598	$90,042	$250,730	$340,772	$26,087
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

(c)
Excludes (i) gross lease intangible assets of $741.0 million and the related accumulated amortization of $245.9 million, (ii) gross lease intangible liabilities of $83.4 million and the related accumulated amortization of $22.2 million, and (iii) real estate under construction of $4.6 million.

(d)	A reconciliation of real estate and accumulated depreciation follows:

CPA:17 – Global 2017 10-K – 130

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
NOTES TO SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
(in thousands)

	Reconciliation of Real Estate Subject to Operating Leases
	Years Ended December 31,
	2017	2016	2015
Beginning balance	$2,745,424	$2,658,877	$2,396,715
Foreign currency translation adjustment	145,945	(36,617)	(99,252)
Dispositions	(127,577)	—	—
Additions	9,481	142,142	222,739
Impairment charges	(7,065)	(29,183)	—
Reclassification from real estate under construction	1,024	21,825	129,225
Improvements	782	7,262	9,450
Reclassification to assets held for sale	—	(18,882)	—
Ending balance	$2,768,014	$2,745,424	$2,658,877

	Reconciliation of Accumulated Depreciation for Real Estate Subject to Operating Leases
	Years Ended December 31,
	2017	2016	2015
Beginning balance	$280,657	$225,867	$175,478
Depreciation expense	64,676	62,808	57,831
Foreign currency translation adjustment	15,045	(3,986)	(7,442)
Dispositions	(5,710)	—	—
Reclassification to assets held for sale	—	(4,032)	—
Ending balance	$354,668	$280,657	$225,867

	Reconciliation of Operating Real Estate
	Years Ended December 31,
	2017	2016	2015
Beginning balance	$258,971	$275,521	$272,859
Additions	80,658	137,958	—
Improvements	1,143	2,443	2,662
Dispositions	—	(156,951)	—
Ending balance	$340,772	$258,971	$275,521

	Reconciliation of Accumulated Depreciation for Operating Real Estate
	Years Ended December 31,
	2017	2016	2015
Beginning balance	$18,876	$30,308	$22,217
Depreciation expense	7,211	7,791	8,091
Dispositions	—	(19,223)	—
Ending balance	$26,087	$18,876	$30,308

At December 31, 2017, the aggregate cost of real estate that we and our consolidated subsidiaries own for federal income tax purposes was approximately $4.2 billion.

CPA:17 – Global 2017 10-K – 131

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
SCHEDULE IV — MORTGAGE LOANS ON REAL ESTATE
December 31, 2017
(dollars in thousands)

	Interest Rate	Final Maturity Date	Fair Value	Carrying Amount
Description
Financing agreement — 1185 Broadway LLC	10.0%	Apr. 2018	$31,500	$31,500
Financing agreement — I-drive	9.0%	Apr. 2019	34,000	34,000
Financing agreement — I-drive Wheel	6.5%	Dec. 2018	35,000	35,000
Financing agreement — I-drive developer	6.5%	Dec. 2018	5,000	5,000
Financing agreement — I-drive developer	6.5%	Dec. 2018	5,000	5,000

CPA:17 – Global 2017 10-K – 132

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
NOTES TO SCHEDULE IV — MORTGAGE LOANS ON REAL ESTATE
(in thousands)

	Reconciliation of Mortgage Loans on Real Estate
	Years Ended December 31,
	2017	2016	2015
Balance	$31,500	$44,044	$40,000
Additions	79,000	—	42,600
Repayment	—	(12,600)	(40,000)
Accretion	—	56	1,444
Ending balance	$110,500	$31,500	$44,044

CPA:17 – Global 2017 10-K – 133

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of December 31, 2017 at a reasonable level of assurance.

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, we used criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we concluded that, as of December 31, 2017, our internal control over financial reporting is effective based on those criteria.

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

CPA:17 – Global 2017 10-K – 134

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

This information will be contained in our definitive proxy statement for the 2018 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 11. Executive Compensation.

This information will be contained in our definitive proxy statement for the 2018 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This information will be contained in our definitive proxy statement for the 2018 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

This information will be contained in our definitive proxy statement for the 2018 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

This information will be contained in our definitive proxy statement for the 2018 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.

CPA:17 – Global 2017 10-K – 135

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

10.1
Amended and Restated Agreement of Limited Partnership of CPA:17 Limited Partnership dated January 1, 2015, by and among Corporate Property Associates 17 – Global Incorporated and W. P. Carey Holdings, LLC
Incorporated by reference to Exhibit 10.1 to Annual Report on Form 10-K for the year ended December 31, 2014 filed March 31, 2015

10.2	Amended and Restated Advisory Agreement dated as of January 1, 2015 among Corporate Property Associates 17 – Global Incorporated, CPA:17 Limited Partnership and Carey Asset Management Corp.	Incorporated by reference to Exhibit 10.12 to Annual Report on Form 10-K (File No. 001-13779) for W. P. Carey Inc. for the year ended December 31, 2014 filed March 2, 2015

10.3	Amended and Restated Asset Management Agreement dated as of May 13, 2015, by and among Corporate Property Associates 17 – Global Incorporated, CPA:17 Limited Partnership, and W. P. Carey & Co. B.V.	Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed May 15, 2015

10.4	Form of Indemnification Agreement with independent directors	Incorporated by reference to Exhibit 10.14 to Registration Statement on Form S-11 (No. 333-140842) filed on August 1, 2008

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

CPA:17 – Global 2017 10-K – 136

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

10.7
First Amendment to Amended and Restated Advisory Agreement, dated as of January 30, 2018, by and among Corporate Property Associates 17 – Global Incorporated, CPA:17 Limited Partnership and Carey Asset Management Corp.
Incorporated by reference to Exhibit 10.18 to W. P. Carey Inc.’s Annual Report on Form 10-K (File No. 001-13779) for the year ended December 31, 2017 filed February 23, 2018

21.1	List of Registrant Subsidiaries	Filed herewith

23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101
The following materials from Corporate Property Associates 17 – Global Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2017 and 2016, (ii) Consolidated Statements of Income for the years ended December 31, 2017, 2016, and 2015, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016, and 2015, (iv) Consolidated Statements of Equity for the years ended December 31, 2017, 2016, and 2015, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016, and 2015, (vi) Notes to Consolidated Financial Statements, (vii) Schedule II — Valuation and Qualifying Accounts, (viii) Schedule III — Real Estate and Accumulated Depreciation, (ix) Notes to Schedule III — Real Estate and Accumulated Depreciation, (x) Schedule IV — Mortgage Loans on Real Estate, and (xi) Notes to Schedule IV — Mortgage Loans on Real Estate.
Filed herewith

CPA:17 – Global 2017 10-K – 137

Item 16. Form 10-K Summary.

None.

CPA:17 – Global 2017 10-K – 138

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corporate Property Associates 17 – Global Incorporated

Date:	March 14, 2018	By:	/s/ Mallika Sinha
Mallika Sinha
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jason E. Fox	Chief Executive Officer	March 14, 2018
Jason E. Fox	(Principal Executive Officer)

/s/ Mallika Sinha	Chief Financial Officer	March 14, 2018
Mallika Sinha	(Principal Financial Officer)

/s/ Kristin Sabia	Chief Accounting Officer	March 14, 2018
Kristin Sabia	(Principal Accounting Officer)

/s/ Richard J. Pinola	Chairman of the Board and Director	March 14, 2018
Richard J. Pinola

/s/ Marshall E. Blume	Director	March 14, 2018
Marshall E. Blume

/s/ Elizabeth P. Munson	Director	March 14, 2018
Elizabeth P. Munson

CPA:17 – Global 2017 10-K – 139

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

10.1
Amended and Restated Agreement of Limited Partnership of CPA:17 Limited Partnership dated January 1, 2015, by and among Corporate Property Associates 17 – Global Incorporated and W. P. Carey Holdings, LLC
Incorporated by reference to Exhibit 10.1 to Annual Report on Form 10-K for the year ended December 31, 2014 filed March 31, 2015

10.2	Amended and Restated Advisory Agreement dated as of January 1, 2015 among Corporate Property Associates 17 – Global Incorporated, CPA:17 Limited Partnership and Carey Asset Management Corp.	Incorporated by reference to Exhibit 10.12 to Annual Report on Form 10-K (File No. 001-13779) for W. P. Carey Inc. for the year ended December 31, 2014 filed March 2, 2015

10.3	Amended and Restated Asset Management Agreement dated as of May 13, 2015, by and among Corporate Property Associates 17 – Global Incorporated, CPA:17 Limited Partnership, and W. P. Carey & Co. B.V.	Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed May 15, 2015

10.4	Form of Indemnification Agreement with independent directors	Incorporated by reference to Exhibit 10.14 to Registration Statement on Form S-11 (No. 333-140842) filed on August 1, 2008

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

10.7
First Amendment to Amended and Restated Advisory Agreement, dated as of January 30, 2018, by and among Corporate Property Associates 17 – Global Incorporated, CPA:17 Limited Partnership and Carey Asset Management Corp.
Incorporated by reference to Exhibit 10.18 to W. P. Carey Inc.’s Annual Report on Form 10-K (File No. 001-13779) for the year ended December 31, 2017 filed February 23, 2018

21.1	List of Registrant Subsidiaries	Filed herewith

23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101
The following materials from Corporate Property Associates 17 – Global Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2017 and 2016, (ii) Consolidated Statements of Income for the years ended December 31, 2017, 2016, and 2015, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016, and 2015, (iv) Consolidated Statements of Equity for the years ended December 31, 2017, 2016, and 2015, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016, and 2015, (vi) Notes to Consolidated Financial Statements, (vii) Schedule II — Valuation and Qualifying Accounts, (viii) Schedule III — Real Estate and Accumulated Depreciation, (ix) Notes to Schedule III — Real Estate and Accumulated Depreciation, (x) Schedule IV — Mortgage Loans on Real Estate, and (xi) Notes to Schedule IV — Mortgage Loans on Real Estate.
Filed herewith