Form 10-Q
period 2018-03-31
Corporate Property Associates 17 - Global INC
filed 2018-05-15
CIK 1390213

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

or

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

Registrant has 354,231,464 shares of common stock, $0.001 par value, outstanding at May 11, 2018.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, or this Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of Part I of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements include, but are not limited to, statements regarding: tenant credit quality; the general economic outlook; our corporate strategy; our capital structure; our portfolio lease terms; our international exposure and acquisition volume; our expectations about tenant bankruptcies and interest coverage; statements that we make regarding our ability to remain qualified for taxation as a real estate investment trust, or REIT; the impact of recently issued accounting pronouncements, the recently adopted Tax Cuts and Jobs Act in the United States, and other regulatory activity, such as the General Data Protection Regulation in the European Union or other data privacy initiatives; the amount and timing of any future dividends; our existing or future leverage and debt service obligations; our future capital expenditure levels; our future financing transactions; and our future liquidity needs. These statements are based on the current expectations of our management. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. Other unknown or unpredictable factors could also have material adverse effects on our business, financial condition, liquidity, results of operations, Modified funds from operations, or MFFO, and prospects. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties, and other factors that may materially affect our future results, performance, achievements, or transactions. Information on factors that could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the Securities and Exchange Commission, or the SEC, including but not limited to those described in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on March 15, 2018, or the 2017 Annual Report. Moreover, because we operate in a very competitive and rapidly changing environment, new risks are likely to emerge from time to time. Given these risks and uncertainties, shareholders are cautioned not to place undue reliance on these forward-looking statements as a prediction of future results, which speak only as of the date of this Report, unless noted otherwise. Except as required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements.

All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements of the registrant in Part I, Item 1. Financial Statements (Unaudited).

CPA:17 – Global 3/31/2018 10-Q – 1

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	March 31, 2018	December 31, 2017
Assets
Investments in real estate:
Real estate — Land, buildings and improvements	$2,827,416	$2,772,611
Operating real estate — Land, buildings and improvements	345,682	340,772
Net investments in direct financing leases	510,916	509,228
In-place lease intangible assets	636,545	629,961
Other intangible assets	112,696	111,004
Investments in real estate	4,433,255	4,363,576
Accumulated depreciation and amortization	(663,004)	(626,655)
Net investments in real estate	3,770,251	3,736,921
Equity investments in real estate	413,345	409,254
Cash and cash equivalents	102,402	119,094
Other assets, net	307,126	322,201
Total assets	$4,593,124	$4,587,470
Liabilities and Equity
Debt:
Mortgage debt, net	$1,853,541	$1,849,459
Senior Credit Facility, net	92,323	101,931
Debt, net	1,945,864	1,951,390
Accounts payable, accrued expenses and other liabilities	129,426	132,751
Below-market rent and other intangible liabilities, net	60,554	61,222
Deferred income taxes	27,907	30,524
Due to affiliates	9,955	11,467
Distributions payable	57,121	56,859
Total liabilities	2,230,827	2,244,213
Commitments and contingencies (Note 11)

Preferred stock, $0.001 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 900,000,000 shares authorized; and 351,499,230 and 349,899,827 shares, respectively, issued and outstanding	351	349
Additional paid-in capital	3,191,993	3,174,786
Distributions in excess of accumulated earnings	(883,635)	(861,319)
Accumulated other comprehensive loss	(54,364)	(78,420)
Total stockholders’ equity	2,254,345	2,235,396
Noncontrolling interests	107,952	107,861
Total equity	2,362,297	2,343,257
Total liabilities and equity	$4,593,124	$4,587,470

See Notes to Consolidated Financial Statements.

CPA:17 – Global 3/31/2018 10-Q – 2

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2018	2017
Revenues
Lease revenues:
Rental income	$74,691	$91,254
Interest income from direct financing leases	14,640	14,696
Total lease revenues	89,331	105,950
Other real estate income	12,213	9,337
Other operating income	7,175	5,978
Other interest income	4,563	1,740
	113,282	123,005
Operating Expenses
Depreciation and amortization	28,450	30,819
Property expenses	23,037	16,605
Other real estate expenses	7,617	3,352
Impairment charges	5,404	4,519
General and administrative	3,119	3,570
Acquisition and other expenses	57	750
	67,684	59,615
Other Income and Expenses
Interest expense	(20,550)	(23,390)
Equity in earnings of equity method investments in real estate	4,683	1,985
Other gains and (losses)	4,003	5,657
Loss on extinguishment of debt	—	(1,614)
	(11,864)	(17,362)
Income before income taxes and gain on sale of real estate	33,734	46,028
Benefit from (provision for) income taxes	1,403	(621)
Income before gain on sale of real estate, net of tax	35,137	45,407
Gain on sale of real estate, net of tax	24	1,739
Net Income	35,161	47,146
Net income attributable to noncontrolling interests (inclusive of Available Cash Distributions to a related party of $6,170 and $6,810, respectively)	(8,424)	(9,135)
Net Income Attributable to CPA:17 – Global	$26,737	$38,011
Basic and Diluted Earnings Per Share	$0.08	$0.11
Basic and Diluted Weighted-Average Shares Outstanding	352,098,948	345,796,312

Distributions Declared Per Share	$0.1625	$0.1625

See Notes to Consolidated Financial Statements.

CPA:17 – Global 3/31/2018 10-Q – 3

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2018	2017
Net Income	$35,161	$47,146
Other Comprehensive Income
Foreign currency translation adjustments	26,935	8,609
Change in net unrealized loss on derivative instruments	(2,332)	(2,553)
Change in unrealized gain on marketable investments	—	30
	24,603	6,086
Comprehensive Income	59,764	53,232

Amounts Attributable to Noncontrolling Interests
Net income	(8,424)	(9,135)
Foreign currency translation adjustments	(547)	(259)
Comprehensive income attributable to noncontrolling interests	(8,971)	(9,394)
Comprehensive Income Attributable to CPA:17 – Global	$50,793	$43,838

See Notes to Consolidated Financial Statements.

CPA:17 – Global 3/31/2018 10-Q – 4

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
Three Months Ended March 31, 2018 and 2017
(in thousands, except share and per share amounts)

	CPA:17 – Global
	Total Outstanding Shares	Common Stock	Additional Paid-In Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Loss	Total CPA:17 – Global Stockholders	Noncontrolling Interests	Total
Balance at January 1, 2018	349,899,827	$349	$3,174,786	$(861,319)	$(78,420)	$2,235,396	$107,861	$2,343,257
Cumulative-effect adjustment for the adoption of new accounting pronouncement (Note 2)				8,068		8,068		8,068
Shares issued	2,481,702	3	25,088			25,091		25,091
Shares issued to affiliates	738,271	—	7,427			7,427		7,427
Distributions declared ($0.1625 per share)				(57,121)		(57,121)		(57,121)
Distributions to noncontrolling interests						—	(9,586)	(9,586)
Contributions from noncontrolling interests						—	706	706
Net income				26,737		26,737	8,424	35,161
Other comprehensive income:
Foreign currency translation adjustments					26,388	26,388	547	26,935
Realized and unrealized loss on derivative instruments					(2,332)	(2,332)		(2,332)
Repurchase of shares	(1,620,570)	(1)	(15,308)			(15,309)		(15,309)
Balance at March 31, 2018	351,499,230	$351	$3,191,993	$(883,635)	$(54,364)	$2,254,345	$107,952	$2,362,297

Balance at January 1, 2017	343,575,840	$343	$3,106,456	$(732,613)	$(156,676)	$2,217,510	$97,494	$2,315,004
Shares issued	2,515,991	2	25,759			25,761		25,761
Shares issued to affiliates	592,949	1	6,009			6,010		6,010
Distributions declared ($0.1625 per share)				(56,142)		(56,142)		(56,142)
Distributions to noncontrolling interests						—	(9,944)	(9,944)
Net income				38,011		38,011	9,135	47,146
Other comprehensive income:
Foreign currency translation adjustments					8,350	8,350	259	8,609
Realized and unrealized loss on derivative instruments					(2,553)	(2,553)		(2,553)
Change in unrealized gain on marketable investments					30	30		30
Repurchase of shares	(1,194,914)	(1)	(11,313)			(11,314)		(11,314)
Balance at March 31, 2017	345,489,866	$345	$3,126,911	$(750,744)	$(150,849)	$2,225,663	$96,944	$2,322,607

See Notes to Consolidated Financial Statements.

CPA:17 – Global 3/31/2018 10-Q – 5

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2018	2017
Cash Flows — Operating Activities
Net Cash Provided by Operating Activities	$67,945	$61,209
Cash Flows — Investing Activities
Return of capital from equity investments in real estate	7,527	17,781
Funding for build-to-suit projects and expansions	(6,810)	(236)
Capital contributions to equity investments in real estate	(2,868)	(81,989)
Payment of deferred acquisition fees to an affiliate	(1,090)	(1,245)
Acquisitions of real estate and direct financing leases	(971)	(11,393)
Capital expenditures on owned real estate	(689)	(663)
Other investing activities, net	652	489
Value added taxes paid in connection with acquisition of real estate	(383)	—
Proceeds from sale of real estate	—	96,674
Value added taxes refunded in connection with acquisition of real estate	—	5,412
Net Cash (Used in) Provided by Investing Activities	(4,632)	24,830
Cash Flows — Financing Activities
Distributions paid	(56,859)	(55,830)
Proceeds from issuance of shares	25,091	25,761
Repayments of Senior Credit Facility	(19,840)	—
Repurchase of shares	(15,309)	(11,314)
Scheduled payments and prepayments of mortgage principal	(12,925)	(243,403)
Distributions to noncontrolling interests	(9,586)	(9,944)
Proceeds from Senior Credit Facility	8,052	33,878
Contributions from noncontrolling interests	706	—
Payment of financing costs and mortgage deposits, net of deposits refunded	(15)	(45)
Proceeds from mortgage financing	—	104,287
Other financing activities, net	—	(564)
Net Cash Used in Financing Activities	(80,685)	(157,174)
Change in Cash and Cash Equivalents and Restricted Cash During the Period
Effect of exchange rate changes on cash and cash equivalents and restricted cash	1,749	1,483
Net decrease in cash and cash equivalents and restricted cash	(15,623)	(69,652)
Cash and cash equivalents and restricted cash, beginning of period	145,108	300,153
Cash and cash equivalents and restricted cash, end of period	$129,485	$230,501
See Notes to Consolidated Financial Statements.

CPA:17 – Global 3/31/2018 10-Q – 6

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Organization

Corporate Property Associates 17 – Global Incorporated, or CPA:17 – Global, and together with its consolidated subsidiaries, is a publicly owned REIT that invests primarily in commercial real estate properties leased to companies both domestically and internationally. We were formed in 2007 and are managed by W. P. Carey Inc., or WPC, through one of its subsidiaries, or collectively our Advisor. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income and the level of our distributions, among other factors. We earn revenue primarily by leasing the properties we own to single corporate tenants, predominantly on a triple-net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation due to the timing of new lease transactions, lease terminations, lease expirations, contractual rent adjustments, tenant defaults, sales of properties, and changes in foreign currency exchange rates.

Substantially all of our assets and liabilities are held by CPA:17 Limited Partnership, or the Operating Partnership, and at March 31, 2018, we owned 99.99% of general and limited partnership interests in the Operating Partnership. The remaining interest in the Operating Partnership is held by a subsidiary of WPC.

At March 31, 2018, our portfolio was comprised of full or partial ownership interests in 411 properties, substantially all of which were fully-occupied and triple-net leased to 114 tenants, and totaled approximately 44.4 million square feet. In addition, our portfolio was comprised of full or majority ownership interests in 38 operating properties, including 37 self-storage properties and one hotel property, for an aggregate of approximately 2.7 million square feet.

We operate in two reportable business segments: Net Lease and Self Storage. Our Net Lease segment includes our domestic and foreign investments in net-leased properties, whether they are accounted for as operating or direct financing leases. Our Self Storage segment is comprised of our investments in self-storage properties. In addition, we have investments in loans receivable, commercial mortgage-backed securities, or CMBS, one hotel, and certain other properties, which are included in our All Other category (Note 14). Our reportable business segments and All Other category are the same as our reporting units.

We raised aggregate gross proceeds of approximately $2.9 billion from our initial public offering, which closed in April 2011, and our follow-on offering, which closed in January 2013. We have fully invested the proceeds from our initial and follow-on public offerings. In addition, from inception through March 31, 2018, $701.1 million of distributions to our shareholders were reinvested in our common stock through our Distribution Reinvestment Plan, or DRIP.

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

In the opinion of management, the unaudited financial information for the interim periods presented in this Report reflects all normal and recurring adjustments necessary for a fair statement of financial position, results of operations, and cash flows. Our interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2017, which are included in the 2017 Annual Report, as certain disclosures that would substantially duplicate those contained in the audited consolidated financial statements have not been included in this Report. Operating results for interim periods are not necessarily indicative of operating results for an entire year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in our consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

CPA:17 – Global 3/31/2018 10-Q – 7

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

At both March 31, 2018 and December 31, 2017, we considered 21 entities VIEs, nine of which we consolidated as we are considered the primary beneficiary and one of which we accounted for as a loan receivable. The following table presents a summary of selected financial data of the consolidated VIEs, included in the consolidated balance sheets (in thousands):

	March 31, 2018	December 31, 2017
Real estate — Land, buildings and improvements	$115,924	$109,426
Operating real estate — Land, buildings and improvements	85,317	80,658
Net investments in direct financing leases	312,724	312,234
In-place lease intangible assets	8,949	8,650
Accumulated depreciation and amortization	(28,957)	(26,395)
Other assets, net	70,654	73,620
Total assets	573,877	567,929

Mortgage debt, net	$103,579	$104,213
Accounts payable, accrued expenses and other liabilities	18,419	12,693
Deferred income taxes	10,282	12,374
Total liabilities	132,668	129,662

At both March 31, 2018 and December 31, 2017, we had 11 unconsolidated VIEs, all of which we account for under the equity method of accounting. We do not consolidate these entities because we are not the primary beneficiary and the nature of our involvement in the activities of these entities allows us to exercise significant influence on, but does not give us power over, decisions that significantly affect the economic performance of these entities. As of March 31, 2018 and December 31, 2017, the net carrying amount of our investments in these entities was $283.9 million and $282.0 million, respectively, and our maximum exposure to loss in these entities was limited to our investments.

At both March 31, 2018 and December 31, 2017, we had an investment in a tenancy-in-common interest in a portfolio of international properties. Consolidation of this investment is not required as such interest does not qualify as a VIE and does not meet the control requirement for consolidation. Accordingly, we account for this investment using the equity method of accounting. We use the equity method of accounting because the shared decision-making involved in a tenancy-in-common interest investment provides us with significant influence on the operating and financial decisions of this investment.

CPA:17 – Global 3/31/2018 10-Q – 8

Notes to Consolidated Financial Statements (Unaudited)

At times, the carrying value of our equity investments may fall below zero for certain investments. We intend to fund our share of the jointly owned investments’ future operating deficits should the need arise. However, we have no legal obligation to pay for any of the liabilities of such investments nor do we have any legal obligation to fund operating deficits. At both March 31, 2018 and December 31, 2017, none of our equity investments had carrying values below zero.

Accounting Policy Update

Distributions from Equity Method Investments — We classify distributions received from equity method investments using the cumulative earnings approach. Distributions received are considered returns on the investment and classified as cash inflows from operating activities. If, however, the investor’s cumulative distributions received, less distributions received in prior periods determined to be returns of investment, exceeds cumulative equity in earning recognized, the excess is considered a return of investment and is classified as inflows from investing activities.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Restricted Cash — In connection with our adoption of Accounting Standards Update, or ASU, 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, as described below, we revised our consolidated statements of cash flows to include restricted cash when reconciling the beginning-of-period and end-of-period cash amounts shown on the statement of cash flows. As a result, we retrospectively revised prior periods presented to conform to the current period presentation. Restricted cash primarily consists of security deposits and amounts required to be reserved pursuant to lender agreements for debt service, capital improvements and real estate taxes.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total presented in the consolidated statement of cash flows.

	March 31, 2018	December 31, 2017
Cash and cash equivalents	$102,402	$119,094
Restricted cash (a)	27,083	26,014
Total cash and cash equivalents, and restricted cash	$129,485	$145,108
__________

(a)	Restricted cash is included within Other assets, net on our consolidated balance sheet.

Recent Accounting Pronouncements

Pronouncements Adopted as of March 31, 2018

In May 2014, the Financial Accounting Standards Board, or FASB, issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 does not apply to our lease revenues, which constitute a majority of our revenues, but will primarily apply to revenues generated from our operating properties. We adopted this guidance for our interim and annual periods beginning January 1, 2018 using the modified retrospective method applied to any contracts not completed as of that date. There were no changes to the prior period presentations of revenue. Results of operations for reporting periods beginning January 1, 2018 are presented under Topic 606. The adoption of Topic 606 did not have a material impact on our consolidated financial statements.

Revenue is recognized when, or as, control of promised goods or services is transferred to customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. At contract inception, we assess the services promised in our contracts with customers and identify a performance obligation for each promise to transfer to the customer a good or service (or bundle of goods or services) that is distinct. To identify the performance obligations, we consider all of the services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices.

CPA:17 – Global 3/31/2018 10-Q – 9

Notes to Consolidated Financial Statements (Unaudited)

Revenue from contracts with customers primarily represents Other real estate income of $12.2 million and $9.3 million for the three months ended March 31, 2018 and 2017, respectively. Other real estate income is primarily comprised of revenues from our self-storage portfolio as well as room rentals and food and beverage services at our hotel. We identified a single performance obligation for each distinct service. Performance obligations are typically satisfied at a point in time, at the time of sale, or at the rendering of the service. Fees are generally determined to be fixed. Payment is typically due immediately following the delivery of the service.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 requires all equity investments (other than those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value, with changes in the fair value recognized through net income. We adopted this guidance for our interim and annual periods beginning January 1, 2018. The adoption of ASU 2016-01 did not have a material impact on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 intends to reduce diversity in practice for certain cash flow classifications, including, but not limited to (i) debt prepayment or debt extinguishment costs, (ii) contingent consideration payments made after a business combination, (iii) proceeds from the settlement of insurance claims, and (iv) distributions received from equity method investees. We retrospectively adopted this guidance for our interim and annual periods beginning January 1, 2018. As a result, we reclassified debt extinguishment costs from net cash provided by operating activities to net cash used in financing activities on the consolidated statement of cash flows for the three months ended March 31, 2017. The adoption of ASU 2016-15 did not have a material impact on our consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 intends to reduce diversity in practice for the classification and presentation of changes in restricted cash on the statement of cash flows. ASU 2016-18 requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. We adopted ASU 2016-18 on January 1, 2018 and have retrospectively applied this standard to our consolidated statements of cash flows for the three months ended March 31, 2018 and 2017. See Restricted Cash above for additional information.

In February 2017, the FASB issued ASU 2017-05, Other Income — Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20). ASU 2017-05 clarifies that a financial asset is within the scope of Subtopic 610-20 if it meets the definition of an in substance nonfinancial asset. The amendments define the term “in substance nonfinancial asset,” in part, as a financial asset promised to a counterparty in a contract if substantially all of the fair value of the assets (recognized and unrecognized) that are promised to the counterparty in the contract is concentrated in nonfinancial assets. If substantially all of the fair value of the assets that are promised to the counterparty in a contract is concentrated in nonfinancial assets, then all of the financial assets promised to the counterparty are in substance nonfinancial assets within the scope of Subtopic 610-20. This amendment also clarifies that nonfinancial assets within the scope of Subtopic 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty. For example, a parent company may transfer control of nonfinancial assets by transferring ownership interests in a consolidated subsidiary. We adopted this guidance for our interim and annual periods beginning January 1, 2018 and applied the modified retrospective transition method (applicable to any contracts not completed as of that date). Results of operations for reporting periods beginning January 1, 2018 are presented under Subtopic 610-20, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for those periods.

As of January 1, 2018, there was one open contract, which was related to the I-drive Property Disposition and I-drive Wheel Restructuring (Note 13). On March 17, 2017, the developer exercised its purchase option and acquired the entertainment complex, which we refer to as the I-drive Property. The gain on sale was deferred during the first quarter of 2017 and was expected to be recognized in income upon recovery of the cost of the I-drive Property through the receipt of principal payments received on the mezzanine loan. As a result of the adoption of ASU 2017-05, we recognized a cumulative effect adjustment to the opening balance of stockholders’ equity and a reduction to Accounts payable, accrued expenses and other liabilities as of January 1, 2018 equal to the total gain on sale of the Property of $2.1 million that was previously deferred.
In addition to the sale of the I-drive Property, we restructured the $50.0 million loan, referred to as the I-drive Wheel Loan, to fund the construction of an observation wheel, which we refer to as the I-drive Wheel. This resulted in the elimination of our participation in the expected residual profits, with the loan no longer qualifying as an acquisition, development and construction

CPA:17 – Global 3/31/2018 10-Q – 10

Notes to Consolidated Financial Statements (Unaudited)

of real estate arrangement, or ADC Arrangement, pursuant to the equity method of accounting. The gain recognized upon restructuring of the I-drive Wheel Loan of $16.4 million was deferred during 2017. As a result of the adoption of ASU 2017-05, the loan restructuring is now recognized as a receivable purchased at a discount of $18.6 million (which represents the carrying value of the ADC Arrangement upon restructuring on March 17, 2017) and will accrete up to the fair value of the loan in the amount of $35.0 million until maturity in December 2018. Accordingly, as of January 1, 2018, we recognized (i) a reduction of $16.4 million to Accounts payable, accrued expenses and other liabilities, (ii) a reduction of $10.4 million to Other assets, net and (iii) an adjustment to the opening balance of stockholders’ equity for the accretion of the loan related to prior periods, using the effective interest method, of $6.0 million.

Pronouncements to be Adopted after March 31, 2018

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

CPA:17 – Global 3/31/2018 10-Q – 11

Notes to Consolidated Financial Statements (Unaudited)

The following tables present a summary of fees we paid, expenses we reimbursed, and distributions we made to our Advisor and other affiliates in accordance with the relevant agreements (in thousands):

	Three Months Ended March 31,
	2018	2017
Amounts Included in the Consolidated Statements of Income
Asset management fees	$7,492	$7,325
Available Cash Distributions	6,170	6,810
Personnel and overhead reimbursements	1,765	2,291
Interest expense on deferred acquisition fees	64	64
Director compensation	40	53
	$15,531	$16,543
Acquisition Fees Capitalized
Personnel and overhead reimbursements	$50	$107
Current acquisition fees	3	286
Deferred acquisition fees	3	229
	$56	$622

The following table presents a summary of amounts included in Due to affiliates in the consolidated financial statements (in thousands):

	March 31, 2018	December 31, 2017
Due to Affiliates
Deferred acquisition fees, including interest	$5,434	$6,564
Asset management fees payable	2,498	2,435
Reimbursable costs	1,772	2,162
Accounts payable	251	175
Current acquisition fees	—	131
	$9,955	$11,467

Acquisition and Disposition Fees

We pay our Advisor acquisition fees for structuring and negotiating investments and related mortgage financing on our behalf, a portion of which is payable upon acquisition of investments, with the remainder subordinated to the achievement of a preferred return, which is a non-compounded cumulative distribution of 5.0% per annum (based initially on our invested capital). Acquisition fees payable to our Advisor with respect to our long-term, net-leased investments are 4.5% of the total cost of those investments and are comprised of a current portion of 2.5%, typically paid upon acquisition, and a deferred portion of 2.0%, typically paid over three years and subject to the 5.0% preferred return described above. The preferred return was achieved as of each of the cumulative periods ended March 31, 2018 and December 31, 2017. For certain types of non-long term net-leased investments, initial acquisition fees are between 1.0% and 1.75% of the equity invested plus the related acquisition fees, with no portion of the payment being deferred. Unpaid installments of deferred acquisition fees are included in Due to affiliates in the consolidated financial statements. Unpaid installments of deferred acquisition fees bear interest at an annual rate of 5.0%. The cumulative total acquisition costs, including acquisition fees paid to our Advisor, may not exceed 6.0% of the aggregate contract purchase price of all investments, which is measured at the end of each year. Our cumulative total acquisition costs have not exceeded the amount that would require our Advisor to reimburse us.

Our Advisor may be entitled to receive a disposition fee equal to the lesser of (i) 50.0% of the competitive real estate commission (as defined in the advisory agreement) or (ii) 3.0% of the contract sales price of the investment being sold; however, payment of such fees is subordinated to the 5.0% preferred return. These fees are payable at the discretion of our board of directors.

CPA:17 – Global 3/31/2018 10-Q – 12

Notes to Consolidated Financial Statements (Unaudited)

Asset Management Fees

As described in the advisory agreement, we pay our Advisor asset management fees that vary based on the nature of the underlying investment. We pay 0.5% per annum of average market value for long-term net leases and certain other types of real estate investments, and 1.5% to 1.75% per annum of average equity value for certain types of securities. Asset management fees are payable in cash and/or shares of our common stock at our option, after consultation with our Advisor. If our Advisor receives all or a portion of its fees in shares, the number of shares issued is determined by dividing the dollar amount of fees by our most recently published estimated net asset value per share, or NAV, which was $10.04 as of December 31, 2017. For the three months ended March 31, 2018 and year ended December 31, 2017, we paid our Advisor 100.0% of its asset management fees in shares of our common stock. At March 31, 2018, our Advisor owned 15,385,683 shares (4.4%) of our common stock. Asset management fees are included in Property expenses in the consolidated financial statements.

Available Cash Distributions

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

Personnel and Overhead Reimbursements

Under the terms of the advisory agreement, our Advisor allocates a portion of its personnel and overhead expenses to us and the other entities that are managed by our Advisor, including Corporate Property Associates 18 – Global Incorporated, or CPA:18 – Global; Carey Watermark Investors Incorporated; Carey Watermark Investors 2 Incorporated; and Carey European Student Housing Fund I, L.P.; collectively referred to as the Managed Programs. Our Advisor also allocated a portion of its personnel and overhead expenses to Carey Credit Income Fund (now known as Guggenheim Credit Income Fund) prior to September 11, 2017, which was the effective date of its resignation as the advisor to that fund. Our Advisor allocates these expenses to us on the basis of our trailing four quarters of reported revenues in comparison to those of WPC and other entities managed by WPC and its affiliates.

We reimburse our Advisor for various expenses it incurs in the course of providing services to us. We reimburse certain third-party expenses paid by our Advisor on our behalf, including property-specific costs, professional fees, office expenses, and business development expenses. In addition, we reimburse our Advisor for the allocated costs of personnel and overhead in managing our day-to-day operations, including accounting services, stockholder services, corporate management, and property management and operations. We do not reimburse our Advisor for the cost of personnel if these personnel provide services for transactions for which our Advisor receives a transaction fee, such as for acquisitions and dispositions. Under the advisory agreement, the amount of applicable personnel costs allocated to us is capped at 1.0% and 2.0% for 2018 and 2017, respectively, of pro rata lease revenues for each year. Costs related to our Advisor’s legal transactions group are based on a schedule of expenses relating to services performed for different types of transactions, such as financings, lease amendments, and dispositions, among other categories, and includes 0.25% of the total investment cost of an acquisition. In general, personnel and overhead reimbursements are included in General and administrative expenses in the consolidated financial statements. However, we capitalize certain of the costs related to our Advisor’s legal transactions group if the costs relate to a transaction that is not considered to be a business combination.

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

CPA:17 – Global 3/31/2018 10-Q – 13

Notes to Consolidated Financial Statements (Unaudited)

Jointly Owned Investments and Other Transactions with Affiliates

At March 31, 2018, we owned interests ranging from 6% to 97% in jointly owned investments, with the remaining interests held by affiliates or by third parties. We consolidate certain of these investments and account for the remainder under the equity method of accounting. We also owned an interest in a jointly controlled tenancy-in-common interest in several properties, which we account for under the equity method of accounting (Note 6). At December 31, 2017, we had $0.2 million due from an affiliate primarily related to one of our jointly owned investments, which has since been repaid.

Note 4. Real Estate and Operating Real Estate

Real Estate — Land, Buildings and Improvements

Real estate, which consists of land and buildings leased to others, at cost, and which are subject to operating leases, is summarized as follows (in thousands):

	March 31, 2018	December 31, 2017
Land	$573,054	$567,113
Buildings and improvements	2,234,353	2,200,901
Real estate under construction (a)	20,009	4,597
Less: Accumulated depreciation	(376,078)	(354,668)
	$2,451,338	$2,417,943
__________

(a)	Amount as of March 31, 2018 includes accrued capitalized costs of $8.9 million.

During the three months ended March 31, 2018, the U.S. dollar weakened against the euro, as the end-of-period rate for the U.S. dollar in relation to the euro increased by 2.7% to $1.2321 from $1.1993. As a result, the carrying value of our real estate increased by $35.0 million from December 31, 2017 to March 31, 2018.

Depreciation expense, including the effect of foreign currency translation, on our real estate was $17.3 million and $16.2 million for the three months ended March 31, 2018 and 2017, respectively.

Real Estate Under Construction

At both March 31, 2018 and December 31, 2017, we had three build-to-suit investments that are still under construction. The aggregate unfunded commitment on our build-to-suit investments and certain other tenant improvements totaled approximately $50.2 million and $56.5 million at December 31, 2017.

Operating Real Estate — Land, Buildings and Improvements

Operating real estate, which consists of our wholly owned domestic self-storage operations and a majority ownership in one hotel, at cost, is summarized as follows (in thousands):

	March 31, 2018	December 31, 2017
Land	$90,388	$90,042
Buildings and improvements	252,300	250,730
Real estate under construction (a)	2,994	—
Less: Accumulated depreciation	(27,870)	(26,087)
	$317,812	$314,685
__________

(a)	Primarily represents accrued restoration costs on our hotel property, which was impacted by Hurricane Irma as noted below.

Depreciation expense on our operating real estate was $1.7 million for both the three months ended March 31, 2018 and 2017.

CPA:17 – Global 3/31/2018 10-Q – 14

Notes to Consolidated Financial Statements (Unaudited)

Hurricane Impact Update

Hurricane Irma made landfall in September 2017, which directly impacted our hotel in Miami, Florida. The hotel sustained damage and has since been operating at less than full capacity. All of the damage is expected to be covered by insurance, apart from the estimated insurance deductible of $1.8 million and certain professional fees. We currently believe that the recovery of the insurance proceeds is probable, however, we will monitor the collectability of this receivable on a periodic basis. The table below summarizes the components of our insurance receivables that are outstanding as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018 (a)	December 31, 2017
Beginning balance	$30,756	$—
Estimated receivable proceeds	(2,229)	32,583
Property damage insurance advances received	(191)	—
Insurance deductible	—	(1,827)
Property damage insurance receivables	$28,336	$30,756
__________

(a)	Excludes $2.6 million of amounts to be paid to our insurance adjuster, which is not covered under our insurance policy.

In addition to the table above, as of March 31, 2018, we have received estimated business interruption insurance proceeds of $1.7 million and have recorded a corresponding payable within Accounts payable, accrued expenses and other liabilities in our consolidated financial statements as of March 31, 2018 as the claims have not yet been settled. We will record revenue for covered business interruption when both the recovery is probable and contingencies have been resolved with the insurance carrier.

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

At March 31, 2018 and December 31, 2017, we had five loans receivable with outstanding balances of $102.4 million and $110.5 million, respectively, which are included in Other assets, net in the consolidated financial statements. The adoption of ASU 2017-05 impacted our outstanding loan receivable balance at March 31, 2018. See Note 2 for more details.

In January 2018, The New York Times Company, a tenant at one of our properties, exercised its bargain purchase option to acquire the property for $250.0 million in 2019. There can be no assurance that such repurchase will be completed.

Credit Quality of Finance Receivables

We generally seek investments in facilities that we believe are critical to a tenant’s business and have a low risk of tenant default. At March 31, 2018 and December 31, 2017, we had $1.5 million and $1.1 million, respectively, of finance receivable balances that were past due, of which we established allowances for credit losses of $1.1 million and $0.7 million, respectively.

Additionally, there were no modifications of finance receivables during the three months ended March 31, 2018 or the year ended December 31, 2017. We evaluate the credit quality of our finance receivables utilizing an internal five-point credit rating scale, with one representing the highest credit quality and five representing the lowest. The credit quality evaluation of our finance receivables is updated quarterly.

CPA:17 – Global 3/31/2018 10-Q – 15

Notes to Consolidated Financial Statements (Unaudited)

A summary of our finance receivables by internal credit quality rating is as follows (dollars in thousands):

	Number of Tenants / Obligors at		Carrying Value at
Internal Credit Quality Indicator	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
1	—	—	$—	$—
2	2	2	62,936	62,744
3	10	8	393,540	379,621
4	5	8	124,839	165,413
5	2	1	31,960	11,950
			$613,275	$619,728

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

The following table presents Equity in earnings of equity method investments in real estate, which represents our proportionate share of the income or losses of these investments, as well as amortization of basis differences related to purchase accounting adjustments (in thousands):

	Three Months Ended March 31,
	2018	2017
Equity Earnings from Equity Investments:
Net Lease	$4,702	$4,955
All Other (a) (b) (c)	593	(2,108)
	5,295	2,847
Amortization of Basis Differences on Equity Investments:
Net Lease	(535)	(563)
All Other (a) (b) (c)	(77)	(299)
	(612)	(862)
Equity in earnings of equity method investments in real estate	$4,683	$1,985
__________

(a)
On October 3, 2017, we restructured Shelborne Operating Associates, LLC, or the Shelborne hotel. All equity interests in the investment were transferred to us in satisfaction of the underlying loan. Simultaneously, we transferred a 4.5% minority interest back to one of the original equity partners in exchange for a cash contribution of $4.0 million. As a result of the restructuring, we became the managing member with controlling financial interest in the investment. The minority interests have no decision-making control. Since the construction is now completed and the loan has been satisfied, we determined that this investment should no longer be accounted for as an ADC Arrangement and, as a result, have consolidated this investment as of the restructure date.

(b)
On May 19, 2017, we received the full repayment of our preferred equity interest in BPS Nevada LLC; therefore, the preferred equity interest is now retired as of that date. As a result, the three months ended March 31, 2018 in the table above does not include any activity related to this investment.

CPA:17 – Global 3/31/2018 10-Q – 16

Notes to Consolidated Financial Statements (Unaudited)

(c)
On March 17, 2017, we restructured our investment in the IDL Wheel Tenant, LLC (Note 13) and, as a result, this investment is accounted for as a loan receivable, included in Other assets, net in the consolidated financial statements, and is no longer accounted for as an ADC Arrangement under the equity method of accounting.

The following table sets forth our ownership interests in our equity method investments in real estate and their respective carrying values (dollars in thousands):

		Ownership Interest at	Carrying Value at
Lessee/Equity Investee	Co-owner	March 31, 2018	March 31, 2018	December 31, 2017
Net Lease:
Hellweg Die Profi-Baumärkte GmbH & Co. KG (referred to as Hellweg 2) (a) (b)	WPC	37%	$112,657	$109,933
Kesko Senukai (a)	Third Party	70%	58,752	58,136
Jumbo Logistiek Vastgoed B.V. (a) (c)	WPC	85%	56,067	55,162
U-Haul Moving Partners, Inc. and Mercury Partners, LP (b)	WPC	12%	35,471	35,897
Bank Pekao S.A. (a) (b)	CPA:18 – Global	50%	25,460	25,582
BPS Nevada, LLC (b) (d)	Third Party	15%	23,276	23,455
State Farm Automobile Co.(b)	CPA:18 – Global	50%	15,582	16,072
Berry Global Inc. (b)	WPC	50%	14,037	14,476
Tesco Global Aruhazak Zrt. (a) (b)	WPC	49%	10,988	10,707
Eroski Sociedad Cooperativa — Mallorca (a)	WPC	30%	7,749	7,629
Apply Sørco AS (referred to as Apply) (a)	CPA:18 – Global	49%	6,903	6,298
Konzum d.d. (referred to as Agrokor) (a) (b)	CPA:18 – Global	20%	3,585	3,433
Dick’s Sporting Goods, Inc. (b)	WPC	45%	3,577	3,750
			374,104	370,530
All Other:
BG LLH, LLC (b) (d)	Third Party	6%	39,241	38,724
			39,241	38,724
			$413,345	$409,254
__________

(a)	The carrying value of this investment is affected by the impact of fluctuations in the exchange rate of the applicable foreign currency.

(b)	This investment is a VIE.

(c)
This investment represents a tenancy-in-common interest, whereby the property is encumbered by debt for which we are jointly and severally liable. The co-obligor is WPC and the amount due under the arrangement was approximately $77.9 million at March 31, 2018. Of this amount, $66.2 million represents the amount we are liable for and is included within the carrying value of this investment at March 31, 2018.

(d)
This investment is reported using the hypothetical liquidation at book value model, which may be different then pro rata ownership percentages, primarily due to the complex capital structure of the partnership agreement.

Aggregate distributions from our interests in unconsolidated real estate investments were $11.8 million and $21.3 million for the three months ended March 31, 2018 and 2017, respectively. At March 31, 2018 and December 31, 2017, the unamortized basis differences on our equity investments were $25.5 million and $26.3 million, respectively.

CPA:17 – Global 3/31/2018 10-Q – 17

Notes to Consolidated Financial Statements (Unaudited)

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

Intangible assets and liabilities are summarized as follows (in thousands):

		March 31, 2018			December 31, 2017
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
In-place lease	4 - 53	$636,545	$(224,911)	$411,634	$629,961	$(213,641)	$416,320
Above-market rent	7 - 40	99,702	(33,353)	66,349	98,162	(31,533)	66,629
Below-market ground leases and other	55 - 94	12,994	(792)	12,202	12,842	(726)	12,116
		749,241	(259,056)	490,185	740,965	(245,900)	495,065
Indefinite-Lived Intangible Assets
Goodwill		304	—	304	304	—	304
Total intangible assets		$749,545	$(259,056)	$490,489	$741,269	$(245,900)	$495,369

Finite-Lived Intangible Liabilities
Below-market rent	7 - 53	$(82,759)	$23,285	$(59,474)	$(82,259)	$22,121	$(60,138)
Above-market ground lease	49 - 88	(1,145)	65	(1,080)	(1,145)	61	(1,084)
Total intangible liabilities		$(83,904)	$23,350	$(60,554)	$(83,404)	$22,182	$(61,222)

Amortization of below-market rent and above-market rent intangibles is recorded as an adjustment to Rental income; amortization of below-market ground lease and other and above-market ground lease intangibles is included in Property expenses; and amortization of in-place lease intangibles is included in Depreciation and amortization expense on our consolidated financial statements. Amortization of below- and above-market rent intangibles, including the effect of foreign currency translation, decreased Rental income by $0.4 million for the three months ended March 31, 2018 and increased Rental income by $18.8 million for the three months ended March 31, 2017. The three months ended March 31, 2017 includes the impact of a below-market rent intangible liability write-off of $15.7 million recognized in conjunction with a lease modification that occurred during 2017 (Note 13). Net amortization expense of all of our other net intangible assets totaled $9.3 million and $12.9 million for the three months ended March 31, 2018 and 2017, respectively.

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

CPA:17 – Global 3/31/2018 10-Q – 18

Notes to Consolidated Financial Statements (Unaudited)

Items Measured at Fair Value on a Recurring Basis

The methods and assumptions described below were used to estimate the fair value of each class of financial instrument. For significant Level 3 items, we have also provided the unobservable inputs.

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

We did not have any transfers into or out of Level 1, Level 2, and Level 3 measurements during the three months ended March 31, 2018 and 2017. Gains and losses (realized and unrealized) recognized on items measured at fair value on a recurring basis included in earnings are reported within Other gains and (losses) on our consolidated financial statements.

Our other financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands):

		March 31, 2018		December 31, 2017
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Mortgage debt, net (a) (b)	3	$1,853,541	$1,856,737	$1,849,459	$1,864,043
Loans receivable (c) (d)	3	102,359	110,500	110,500	110,500
CMBS (e)	3	1,144	1,144	6,548	7,237
___________

(a)	The carrying value of Mortgage debt, net includes unamortized deferred financing costs of $7.4 million and $7.9 million at March 31, 2018 and December 31, 2017, respectively.

(b)
We determined the estimated fair value of our Mortgage debt, net using a discounted cash flow model that estimates the present value of future loan payments by discounting such payments at current estimated market interest rates. The estimated market interest rates take into account interest rate risk and the value of the underlying collateral, which includes the quality of the collateral, the credit quality of the tenant/obligor, and the time until maturity.

(c)
We determined the estimated fair value of our Loans receivable using a discounted cash flow model with rates that take into account the credit of the tenant/obligor, order of payment tranches, and interest rate risk. We also considered the value of the underlying collateral, taking into account the quality of the collateral, the credit quality of the tenant/obligor, the time until maturity, and the current market interest rate.

(d)	Carrying value amount at March 31, 2018 includes the impact of adopting ASU 2017-05 (Note 2).

(e)
At both March 31, 2018 and December 31, 2017, we had two separate tranches of CMBS investments. The carrying values of our CMBS investments are inclusive of impairment charges for both periods presented. The balance at December 31, 2017 also included the accretion of the estimated cash flows that we expected to receive.

We estimated that our other financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values at both March 31, 2018 and December 31, 2017.

CPA:17 – Global 3/31/2018 10-Q – 19

Notes to Consolidated Financial Statements (Unaudited)

Items Measured at Fair Value on a Non-Recurring Basis (Including Impairment Charges)

We periodically assess whether there are any indicators that the value of our real estate investments may be impaired or that their carrying value may not be recoverable. For investments in real estate held for use for which an impairment indicator is identified, we follow a two-step process to determine whether the investment is impaired and to determine the amount of the charge. First, we compare the carrying value of the property’s asset group to the future undiscounted net cash flows that we expect the property’s asset group will generate, including any estimated proceeds from the eventual sale of the property’s asset group. If this amount is less than the carrying value, the property’s asset group is considered to be not recoverable. We then measure the impairment charge as the excess of the carrying value of the property’s asset group over the estimated fair value of the property’s asset group, which is primarily determined using market information (such as recent comparable sales, broker quotes, or third-party appraisals.) If relevant market information is not available or is not deemed appropriate, we perform a future net cash flow analysis, discounted for inherent risk associated with each investment. We determined that the significant inputs used to value these investments fall within Level 3 for fair value reporting. As a result of our assessments, we calculated impairment charges based on market conditions and assumptions. The valuation of real estate is subject to significant judgment and actual results may differ materially if market conditions or the underlying assumptions change.

CMBS

During the three months ended March 31, 2018, we incurred an other-than-temporary impairment charge of $5.4 million on one of our CMBS tranches to reduce its carrying value to its estimated fair value due to defaults of certain underlying loans during the first quarter of 2018. The fair value of the CMBS portfolio after the impairment charge approximated $1.1 million. The fair value measurements related to the impairment charges were derived from third-party appraisals, which were based on input from dealers, buyers, and other market participants, as well as updates on prepayments, losses, and delinquencies within our CMBS portfolio.

Real Estate

During the three months ended March 31, 2017, we were notified by the tenant currently occupying a property that we own with an affiliate, located in Waldaschaff, Germany, that the tenant will not be renewing its lease. As a result of this information, and with the expectation that we will not be able to replace the tenant upon the lease expiration (primarily due to, among other things, the remote location of the facility and certain environmental concerns), we recognized an impairment charge of $4.5 million, which included $1.5 million attributed to a noncontrolling interest (amounts are based on the exchange rate of the euro at the date of impairment). The fair value of the property after the impairment charge approximated $4.7 million. The fair value measurement related to the impairment charge was determined by estimating discounted cash flows using a discount rate of 9.75%, which is considered a significant unobservable input. Significant increases or decreases to this input would result in a significant change in the fair value measurement.

We did not recognize any impairments of real estate during the three months ended March 31, 2018.

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

Derivative Financial Instruments

When we use derivative instruments, it is generally to reduce our exposure to fluctuations in interest rates and foreign currency exchange rate movements. We have not entered into, and do not plan to enter into, financial instruments for trading or speculative purposes. In addition to entering into derivative instruments on our own behalf, we may also be a party to derivative instruments that are embedded in other contracts and we may be granted common stock warrants by lessees when structuring lease transactions, which are considered to be derivative instruments. The primary risks related to our use of derivative

CPA:17 – Global 3/31/2018 10-Q – 20

Notes to Consolidated Financial Statements (Unaudited)

instruments include: (i) a counterparty to a hedging arrangement defaulting on its obligation and (ii) a downgrade in the credit quality of a counterparty to such an extent that our ability to sell or assign our side of the hedging transaction is impaired. While we seek to mitigate these risks by entering into hedging arrangements with large financial institutions that we deem to be creditworthy, it is possible that our hedging transactions, which are intended to limit losses, could adversely affect our earnings. Furthermore, if we terminate a hedging arrangement, we may be obligated to pay certain costs, such as transaction or breakage fees. We have established policies and procedures for risk assessment, as well as the approval, reporting, and monitoring of derivative financial instrument activities.

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

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis on our consolidated financial statements. At both March 31, 2018 and December 31, 2017, no cash collateral had been posted or received for any of our derivative positions.

The following table sets forth certain information regarding our derivative instruments (in thousands):

Derivatives Designated as Hedging Instruments		Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
	Balance Sheet Location	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Foreign currency forward contracts	Other assets, net	$9,896	$14,382	$—	$—
Interest rate swaps	Other assets, net	856	314	—	—
Interest rate caps	Other assets, net	180	201	—	—
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	—	—	(2,363)	(3,852)
Foreign currency collars	Accounts payable, accrued expenses and other liabilities	—	—	(2,005)	(1,431)
Derivatives Not Designated as Hedging Instruments
Stock warrants	Other assets, net	1,947	1,815	—	—
Foreign currency forward contracts	Other assets, net	306	86	—	—
Interest rate swap	Accounts payable, accrued expenses and other liabilities	—	—	(125)	(128)
Total derivatives		$13,185	$16,798	$(4,493)	$(5,411)

CPA:17 – Global 3/31/2018 10-Q – 21

Notes to Consolidated Financial Statements (Unaudited)

The following tables present the impact of our derivative instruments in the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized on Derivatives in Other Comprehensive Income (Effective Portion) (a)
	Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationships	2018	2017
Foreign currency forward contracts	$(4,224)	$(3,749)
Interest rate swaps	2,022	993
Foreign currency collars	(556)	(57)
Interest rate caps	(23)	(258)
Derivatives in Net Investment Hedging Relationships (b)
Foreign currency forward contracts	(22)	(291)
Foreign currency collar	(12)	(2)
Total	$(2,815)	$(3,364)

		Amount of Gain (Loss) Reclassified from Other Comprehensive Income into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified to Income	Three Months Ended March 31,
		2018	2017
Foreign currency forward contracts	Other gains and (losses)	$1,492	$2,858
Interest rate swaps	Interest expense	(431)	(706)
Interest rate caps	Interest expense	(5)	—
Total		$1,056	$2,152
__________

(a)	Excludes net gains of $0.5 million on unconsolidated jointly owned investments for both the three months ended March 31, 2018 and 2017.

(b)	The effective portion of the change in fair value and the settlement of these contracts are reported in the foreign currency translation adjustment section of Other comprehensive income.

Amounts reported in Other comprehensive income related to interest rate swaps will be reclassified to Interest expense as interest is incurred on our variable-rate debt. Amounts reported in Other comprehensive income related to foreign currency derivative contracts will be reclassified to Other gains and (losses) when the hedged foreign currency contracts are settled. At March 31, 2018, we estimated that an additional $0.8 million and $4.5 million will be reclassified as interest expense and as Other gains and (losses), respectively, during the next 12 months.

The following table presents the impact of our derivative instruments in the consolidated financial statements (in thousands):

		Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives Not in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended March 31,
		2018	2017
Stock warrants	Other gains and (losses)	$132	$(198)
Foreign currency forward contracts	Other gains and (losses)	66	33
Interest rate swap	Interest expense	(8)	18
Swaption	Other gains and (losses)	—	(48)
Derivatives in Cash Flow Hedging Relationships
Interest rate swaps (a)	Interest expense	45	46
Foreign currency collars	Other gains and (losses)	(5)	—
Total		$230	$(149)
__________

(a)	Relates to the ineffective portion of the hedging relationship.

CPA:17 – Global 3/31/2018 10-Q – 22

Notes to Consolidated Financial Statements (Unaudited)

See below for information regarding why we enter into our derivative instruments and concerning derivative instruments owned by unconsolidated investments, which are excluded from the tables above.

Interest Rate Swaps, Caps, and Swaption

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain non-recourse mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our joint investment partners have obtained, and may in the future obtain, variable-rate non-recourse mortgage loans and, as a result, we have entered into, and may continue to enter into, swaptions, interest rate swap agreements or interest rate cap agreements with counterparties. Interest rate swaps, which effectively convert the variable rate debt service obligations of a loan to a fixed rate, are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flow over a specific period. The notional, or face, amount on which the swaps are based is not exchanged. Interest rate caps limit the effective borrowing rate of variable rate debt obligations while allowing participants to share downward shifts in interest rates. A swaption gives us the right but not the obligation to enter into an interest rate swap, of which the terms and conditions are set on the trade date, on a specified date in the future. Our objective in using these derivatives is to limit our exposure to interest rate movements.

The interest rate swaps and caps that our consolidated subsidiaries had outstanding at March 31, 2018 are summarized as follows (currency in thousands):

Interest Rate Derivatives	Number of Instruments	Notional Amount		Fair Value at March 31, 2018 (a)
Designated as Cash Flow Hedging Instruments
Interest rate swaps	12	123,075	USD	$(1,167)
Interest rate swaps	4	60,528	EUR	(340)
Interest rate caps	4	132,692	EUR	122
Interest rate cap	1	75,000	USD	43
Interest rate cap	1	6,394	GBP	15
Not Designated as Hedging Instrument
Interest rate swap	1	4,814	EUR	(125)
				$(1,452)
__________

(a)	Fair value amount is based on the exchange rate of the euro or British pound sterling at March 31, 2018, as applicable.

Foreign Currency Contracts

We are exposed to foreign currency exchange rate movements, primarily in the euro and, to a lesser extent, the British pound sterling, the Japanese yen, and the Norwegian krone. We manage foreign currency exchange rate movements by generally placing our debt service obligation on an investment in the same currency as the tenant’s rental obligation to us. This reduces our overall exposure to the net cash flow from that investment. However, we are subject to foreign currency exchange rate movements to the extent that there is a difference in the timing and amount of the rental obligation and the debt service. Realized and unrealized gains and losses recognized in earnings related to foreign currency transactions are included in Other gains and (losses) in the consolidated financial statements.

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

CPA:17 – Global 3/31/2018 10-Q – 23

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the foreign currency derivative contracts we had outstanding and their designations at March 31, 2018 (currency in thousands):

Foreign Currency Derivatives	Number of Instruments	Notional Amount		Fair Value at March 31, 2018
Designated as Cash Flow Hedging Instruments
Foreign currency forward contracts	31	75,280	EUR	$9,896
Foreign currency collars	2	15,100	EUR	(1,947)
Foreign currency collars	3	2,000	NOK	(26)
Not Designated as Hedging Instruments
Foreign currency forward contracts	7	2,105	EUR	224
Foreign currency forward contracts	8	5,802	NOK	47
Designated as Net Investment Hedging Instruments
Foreign currency forward contracts	2	4,329	NOK	35
Foreign currency collar	1	2,500	NOK	(32)
				$8,197

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of any collateral received. No collateral was received as of March 31, 2018. At March 31, 2018, our total credit exposure was $8.5 million and the maximum exposure to any single counterparty was $4.2 million.

Some of the agreements with our derivative counterparties contain cross-default provisions that could trigger a declaration of default on our derivative obligations if we default, or are capable of being declared in default, on certain of our indebtedness. At March 31, 2018, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives that were in a net liability position was $4.6 million and $5.6 million at March 31, 2018 and December 31, 2017, respectively, which included accrued interest and any nonperformance risk adjustments. If we had breached any of these provisions at March 31, 2018 or December 31, 2017, we could have been required to settle our obligations under these agreements at their aggregate termination value of $4.7 million and $5.7 million, respectively.

Note 10. Debt

Mortgage Debt, Net

Mortgage debt, net consists of mortgage notes payable, which are collateralized by the assignment of real estate properties.
At March 31, 2018, our mortgage notes payable bore interest at fixed annual rates ranging from 1.9% to 7.4% and variable contractual annual rates ranging from 1.3% to 6.0%, with maturity dates ranging from 2018 to 2031.

Financing Activity During 2018

As of December 31, 2017, we were in breach of a loan-to-value, or LTV, covenant on one of our non-recourse mortgage loans. On January 22, 2018, we repaid $6.1 million (amount is based on the exchange rate of the euro as of the date of repayment) of principal on this loan to cure the covenant breach.

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

CPA:17 – Global 3/31/2018 10-Q – 24

Notes to Consolidated Financial Statements (Unaudited)

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

The following table presents a summary of our Senior Credit Facility (dollars in thousands):

	Interest Rate at March 31, 2018	Outstanding Balance at
Senior Credit Facility, Net		March 31, 2018	December 31, 2017
Term Loan (a)	LIBOR + 1.45%	$49,948	$49,915
Revolver:
Revolver — borrowing in yen (b)	1.50%	22,002	22,047
Revolver — borrowing in euros (b)	1.50%	20,373	29,969
		$92,323	$101,931
__________

(a)	Includes unamortized deferred financing costs and discounts.

(b)	Amounts are based on the exchange rate of the euro or yen at March 31, 2018.

On September 30, 2016, we exercised the delayed draw option on our Term Loan and borrowed $50.0 million. The Term Loan bears interest at LIBOR + 1.45% and is scheduled to mature on August 26, 2018, unless extended pursuant to its terms. The Revolver and Term Loan are used for our working capital needs and for new investments, as well as for general corporate purposes. During the three months ended March 31, 2018, we drew down $8.1 million from our Senior Credit Facility and repaid $19.8 million (amounts are based on the exchange rate of the euro or yen, as applicable, on the date of each draw/repayment).

We are required to ensure that the total Restricted Payments (as defined in the amended Credit Agreement) in an aggregate amount in any fiscal year does not exceed the greater of 95% MFFO and the amount of Restricted Payments required in order for us to (i) maintain our REIT status and (ii) avoid the payment of federal or state income or excise tax. Restricted Payments include quarterly dividends and the total amount of shares repurchased by us, if any, in excess of $100.0 million per year. In addition to placing limitations on dividend distributions and share repurchases, the Credit Agreement also stipulates certain customary financial covenants. We were in compliance with all such covenants at March 31, 2018.

CPA:17 – Global 3/31/2018 10-Q – 25

Notes to Consolidated Financial Statements (Unaudited)

Scheduled Debt Principal Payments

Scheduled debt principal payments for the remainder of 2018, each of the next four calendar years following December 31, 2018 and thereafter through 2031 are as follows (in thousands):

Years Ending December 31,	Total
2018 (remainder) (a)	$151,430
2019	75,202
2020	430,280
2021	457,042
2022	353,229
Thereafter through 2031	491,365
Total principal payments	1,958,548
Deferred financing costs	(7,489)
Unamortized discount, net	(5,195)
Total	$1,945,864
__________

(a)
Includes the $50.0 million Term Loan and $42.4 million Revolver outstanding at March 31, 2018 under our Senior Credit Facility, which is scheduled to mature on August 26, 2018, unless extended pursuant to its terms.

Certain amounts in the table above are based on the applicable foreign currency exchange rate at March 31, 2018. The carrying value of our Debt, net increased by $18.2 million from December 31, 2017 to March 31, 2018 due the weakening of the U.S. dollar relative to foreign currencies, particularly the euro, during the same period.

Note 11. Commitments and Contingencies

At March 31, 2018, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations. See Note 4 for unfunded construction commitments.

Note 12. Equity

Reclassifications Out of Accumulated Other Comprehensive Loss

The following tables present a reconciliation of changes in Accumulated other comprehensive loss by component for the periods presented (in thousands):

	Three Months Ended March 31, 2018
	Gains and Losses on Derivative Instruments	Gains and Losses on Marketable Investments	Foreign Currency Translation Adjustments	Total
Beginning balance	$9,087	$(15)	$(87,492)	$(78,420)
Other comprehensive income before reclassifications	(1,276)	—	26,935	25,659
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	436	—	—	436
Other gains and (losses)	(1,492)	—	—	(1,492)
Total	(1,056)	—	—	(1,056)
Net current-period Other comprehensive income	(2,332)	—	26,935	24,603
Net current-period Other comprehensive income attributable to noncontrolling interests	—	—	(547)	(547)
Ending balance	$6,755	$(15)	$(61,104)	$(54,364)

CPA:17 – Global 3/31/2018 10-Q – 26

Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended March 31, 2017
	Gains and Losses on Derivative Instruments	Gains and Losses on Marketable Investments	Foreign Currency Translation Adjustments	Total
Beginning balance	$29,549	$(48)	$(186,177)	$(156,676)
Other comprehensive income before reclassifications	(401)	30	8,609	8,238
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	706	—	—	706
Other gains and (losses)	(2,858)	—	—	(2,858)
Total	(2,152)	—	—	(2,152)
Net current-period Other comprehensive income	(2,553)	30	8,609	6,086
Net current-period Other comprehensive income attributable to noncontrolling interests	—	—	(259)	(259)
Ending balance	$26,996	$(18)	$(177,827)	$(150,849)

See Note 9 for additional information on our derivative activity recognized within Other comprehensive income for the periods presented.

Distributions

During the first quarter of 2018, our board of directors declared a quarterly distribution of $0.1625 per share, which was paid on April 16, 2018 to stockholders of record on March 29, 2018, in the amount of $57.1 million. Distributions are declared at the discretion of our board of directors and are not guaranteed.

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

Property Dispositions

The results of operations for properties that have been sold or classified as held for sale are included in the consolidated financial statements and are summarized as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Revenues	$—	$7,006
Operating expenses	—	(3,049)
Interest expense	—	(1,088)
Equity in losses of equity method investments in real estate	—	(688)
Loss on extinguishment of debt	—	(1,320)
Provision for income taxes	—	(10)
Gain on sale of real estate, net of tax	—	1,634
Income from properties sold or classified as held for sale, net of income taxes	$—	$2,485

CPA:17 – Global 3/31/2018 10-Q – 27

Notes to Consolidated Financial Statements (Unaudited)

2017 Dispositions

I-drive Property Disposition and I-drive Wheel Restructuring

In 2012, we entered into a contract for the construction of a domestic build-to-suit project with IDL Master Tenant, LLC, a developer, for the construction of the I-drive Property and the I-drive Wheel at that location. We had accounted for the construction of the I-drive Property as Real estate under construction. The funding for the construction of the I-drive Wheel was provided by the I-drive Wheel Loan. Pursuant to the accounting guidance regarding ADC Arrangements, we accounted for the I-drive Wheel Loan under the equity method of accounting as the characteristics of the arrangement with the third-party developer were more similar to a jointly owned investment or partnership rather than a loan. During 2015, the construction on both the I-drive Property and the I-drive Wheel were completed and they were placed into service.

On March 17, 2017, the developer exercised its purchase option and acquired the I-drive Property for a purchase price of $117.5 million (net proceeds of $23.5 million). The $60.0 million non-recourse mortgage loan encumbering the I-drive Property was repaid at closing by the buyer. In connection with the disposition, we provided seller financing in the form of a $34.0 million mezzanine loan, which was considered to be a non-cash investing activity, and the sale was accounted for under the cost recovery method. As a result, the $2.1 million gain on sale was deferred during the first quarter of 2017. As a result of the adoption of ASU 2017-05 (Note 2), we recognized a cumulative effect adjustment to recognize the deferred gain on our opening balance sheet as of January 1, 2018.

In addition to the sale of the I-drive Property, we restructured the I-drive Wheel Loan on March 17, 2017. In connection with the restructuring of the I-drive Wheel Loan, we determined that the loan no longer qualifies as an ADC Arrangement and should no longer be accounted for as an equity investment. As a result, we reclassified the aggregate loan balance noted above to loans receivable, included in Other Assets, net, which was a non-cash investing activity. A deferred gain of $16.4 million was recorded during the first quarter of 2017, which was the difference between the fair value of the remaining $35.0 million loan and the $18.6 million carrying value of our previously held equity investment on March 17, 2017. As a result of the adoption of ASU 2017-05 (Note 2), we recognized a $6.0 million cumulative effect adjustment to partially recognize the deferred gain within our opening balance sheet as of January 1, 2018. The remaining portion of the deferred gain will be recognized into income through the accretion of the loan balance during the remaining life of the loan.

KBR Property Disposition

In August 2016, we simultaneously entered into two agreements with one of our tenants, KBR, Inc., to amend the lease at one property and terminate the lease at another property, both located in Houston, Texas. The lease modification and lease termination were contingent upon one another and became effective upon disposing of one net-lease property on March 13, 2017, which was previously classified as held for sale as of December 31, 2016 prior to its sale in the first quarter of 2017. Upon disposition, we received proceeds of $14.1 million, net of closing costs, and recognized a gain on sale, net of tax of $1.6 million, which was recorded under the full accrual method. In addition, as a result of the aforementioned lease modification, contractual rents were renegotiated to be at market and the existing below-market rent lease liability of $15.7 million was written off and recognized in Rental income during the three months ended March 31, 2017 (Note 7). In addition, as a result of the termination of the lease noted above, we accelerated the below-market lease intangible liabilities of $3.3 million that were also recognized in Rental income during the three months ended March 31, 2017.

We did not have any significant dispositions during the three months ended March 31, 2018.

CPA:17 – Global 3/31/2018 10-Q – 28

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

	Three Months Ended March 31,
	2018	2017
Net Lease
Revenues (a) (b)	$96,992	$112,523
Operating expenses (c) (d)	(41,957)	(41,308)
Interest expense	(17,692)	(20,651)
Other income and (expenses), excluding interest expense	4,559	3,459
(Provision for) benefit from income taxes	(404)	614
Gain on sale of real estate, net of tax	24	1,739
Net income attributable to noncontrolling interests	(3,115)	(2,325)
Net income attributable to CPA:17 – Global	$38,407	$54,051
Self Storage
Revenues	$9,045	$8,742
Operating expenses	(5,448)	(7,199)
Interest expense	(1,911)	(2,003)
Other income and (expenses), excluding interest expense	—	(2)
Provision for income taxes	(48)	(32)
Net income (loss) attributable to CPA:17 – Global	$1,638	$(494)
All Other
Revenues (e)	$7,245	$1,740
Operating expenses (f)	(9,520)	(38)
Other income and (expenses), excluding interest expense	571	(2,408)
Benefit from (provision for) income taxes	2,078	(650)
Net loss attributable to noncontrolling interests	861	—
Net income (loss) attributable to CPA:17 – Global	$1,235	$(1,356)
Corporate
Unallocated Corporate Overhead (g)	$(8,373)	$(7,380)
Net income attributable to noncontrolling interests — Available Cash Distributions	$(6,170)	$(6,810)
Total Company
Revenues	$113,282	$123,005
Operating expenses	(67,684)	(59,615)
Interest expense	(20,550)	(23,390)
Other income and (expenses), excluding interest expense	8,686	6,028
Benefit from (provision for) income taxes	1,403	(621)
Gain on sale of real estate, net of tax	24	1,739
Net income attributable to noncontrolling interests	(8,424)	(9,135)
Net income attributable to CPA:17 – Global	$26,737	$38,011

CPA:17 – Global 3/31/2018 10-Q – 29

Notes to Consolidated Financial Statements (Unaudited)

	Total Assets at
	March 31, 2018	December 31, 2017
Net Lease	$4,017,437	$3,980,445
All Other	264,629	277,702
Self-Storage	240,648	241,438
Corporate	70,410	87,885
Total Company	$4,593,124	$4,587,470
___________

(a)
Includes a $15.7 million write-off of a below-market rent lease liabilities pertaining to our KBR, Inc. properties that was recognized in Rental income as a result of a lease modification during the three months ended March 31, 2017 (Note 13). In addition, as a result of a lease termination, we accelerated the below-market rent lease intangible liabilities of $3.3 million that was also recognized in Rental income during the three months ended March 31, 2017.

(b)	During the three months ended March 31, 2018 and 2017 we recognized straight-line rent adjustments of $2.8 million and $3.5 million, respectively.

(c)	Includes an impairment charge of $4.5 million related to a net-leased property (Note 8) recognized during the three months ended March 31, 2017.

(d)
In April 2017, the Croatian government passed a special law assisting the restructuring of companies considered of systematic significance in Croatia. This law directly impacts our Agrokor tenant, which is currently experiencing financial distress and recently received a credit downgrade from both Standard & Poor’s and Moody’s. As a result of the financial difficulties and the uncertainty regarding future rent collections from the tenant, we recorded bad debt expense of $4.4 million and $1.6 million during the three months ended March 31, 2018 and 2017, respectively.

(e)	Amount includes the impact of adopting ASU 2017-05 (Note 2), which resulted in the recognition of $2.2 million of accretion into income during the three months ended March 31, 2018.

(f)	Includes an impairment charge of $5.4 million related to our CMBS investments (Note 8) recognized during the three months ended March 31, 2018.

(g)
Included in unallocated corporate overhead are asset management fees and general and administrative expenses, as well as interest expense and other charges related to our Senior Credit Facility. These expenses are calculated and reported at the portfolio level and not evaluated as part of any segment’s operating performance.

CPA:17 – Global 3/31/2018 10-Q – 30

Notes to Consolidated Financial Statements (Unaudited)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide the reader with information that will assist in understanding our financial statements and the reasons for changes in certain key components of our financial statements from period to period. Management’s Discussion and Analysis of Financial Condition and Results of Operations also provides the reader with our perspective on our financial position and liquidity, as well as certain other factors that may affect our future results. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the 2017 Annual Report and subsequent reports filed under the Securities Exchange Act of 1934.

We operate in two reportable business segments: Net Lease and Self Storage. Our Net Lease segment includes our domestic and foreign investments in net-leased properties, whether they are accounted for as operating or direct financing leases. Our Self Storage segment is comprised of our investments in self-storage properties. In addition, we have investments in loans receivable, CMBS, one hotel, and certain other properties, which are included in our All Other category (Note 14).

Business Overview

We are a publicly owned, non-traded REIT that invests primarily in commercial properties leased to companies domestically and internationally. As opportunities arise, we also make other types of commercial real estate-related investments. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions, and other factors. We earn revenue principally by leasing the properties we own to single corporate tenants, primarily on a triple-net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, contractual rent adjustments, tenant defaults, sales of properties, and foreign currency exchange rates. We were formed in 2007 and are managed by our Advisor. We hold substantially all of our assets and conduct substantially all of our business through our Operating Partnership. We are the general partner of, and own 99.99% of the interests in, the Operating Partnership. The remaining interest in the Operating Partnership is held by a subsidiary of WPC. We have previously stated our intention to consider liquidity events for investors generally commencing eight to twelve years following the investment of substantially all of the net proceeds from our initial public offering, which occurred in April 2011. During 2017, our board of directors formed a special committee of independent directors to begin the process of evaluating possible liquidity alternatives for our shareholders. There can be no assurance as to the form or timing of any liquidity alternative or that any alternative will be pursued at all. We do not intend to discuss the evaluation process unless and until a particular alternative is selected.

Significant Developments

Net Asset Value

Our Advisor calculates our NAV as of each year-end by relying in part on an appraisal of the fair market value of our real estate provided by a third party, adjusted to give effect to the estimated fair value of our property-level debt (also provided by a third party) as well as other adjustments. Our NAV is based on a number of variables, including individual tenant credits, lease terms, lending credit spreads, foreign currency exchange rates, and tenant defaults, among others. We do not control all of these variables and, as such, cannot predict how they will change in the future. Our NAV as of December 31, 2017 was $10.04; please see our Form 8-K dated March 21, 2018 for additional information regarding the calculation of our NAV.

Financial Highlights

During the three months ended March 31, 2018, we completed the following, as further described in the consolidated financial statements.

Financing Activity

During the three months ended March 31, 2018, we drew down $8.1 million from our Senior Credit Facility and repaid $19.8 million (amounts are based on the exchange rate of the euro or yen, as applicable, on the date of each draw/repayment) (Note 10).

CPA:17 – Global 3/31/2018 10-Q – 31

As of December 31, 2017, we were in breach of an LTV covenant on one of our non-recourse mortgage loans. On January 22, 2018, we repaid $6.1 million (amount is based on the exchange rate of the euro as of the date of repayment) of principal on this loan to cure the covenant breach (Note 10).

Hurricane Irma

Hurricane Irma made landfall in September 2017, which directly impacted one of our investments, the Shelborne hotel located in Miami, Florida. The hotel sustained damage and has since been operating at less than full capacity. All of the damage is expected to be covered by insurance, apart from the estimated insurance deductible of $1.8 million and certain professional fees. We have received insurance proceeds of $1.9 million on a cumulative to date basis, of which, based on our estimated allocations, $0.2 million was attributable to property damages and $1.7 million was attributable to business interruption. As of March 31, 2018, we had an insurance receivable balance for property damages of $28.3 million. We currently believe that the recovery of the insurance proceeds is probable, however, we will monitor the collectability of this receivable on a periodic basis. We have retained consultants to assess our business interruption claims and are currently reviewing our losses with our insurance carrier. We have not recorded revenue for covered business interruption during the three months ended March 31, 2018. The business interruption insurance proceeds that we received noted above have recorded within Accounts payable, accrued expenses and other liabilities in our consolidated financial statements until the claims have been settled. We will record revenue for covered business interruption when both the recovery is probable and contingencies have been resolved with the insurance carrier.

Consolidated Results

(in thousands)

	Three Months Ended March 31,
	2018	2017
Total revenues	$113,282	$123,005
Net income attributable to CPA:17 – Global	26,737	38,011

Distributions paid	56,859	55,830

Net cash provided by operating activities (a)	67,945	61,209
Net cash (used in) provided by investing activities (a)	(4,632)	24,830
Net cash used in financing activities (a)	(80,685)	(157,174)

Supplemental financial measures (b):
FFO attributable to CPA:17 – Global	63,510	78,001
MFFO attributable to CPA:17 – Global	63,111	57,273
Adjusted MFFO attributable to CPA:17 – Global	62,518	59,616
__________

(a)
On January 1, 2018, we adopted ASU 2016-15 and ASU 2016-18, which revised how certain items are presented in the consolidated statements of cash flows. As a result of adopting this guidance, we retrospectively revised Net cash provided by operating activities, Net cash (used in) provided by investing activities, and Net cash used in financing activities within our consolidated statements of cash flows for the three months ended March 31, 2017, as described in Note 2.

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

CPA:17 – Global 3/31/2018 10-Q – 32

Consolidated Results

Revenues and Net Income Attributable to CPA:17 – Global

Total revenues decreased by $9.7 million during the three months ended March 31, 2018 as compared to the same period in 2017, primarily due to the write-off and acceleration of below-market lease intangible liabilities of $15.7 million and $3.3 million, respectively, related to the KBR, Inc. lease modification/termination, which were recognized in Rental income in the prior year period (Note 13). In addition, we had a decrease in revenues related to our 2017 dispositions, all of which was partially offset by foreign currency translation gains that resulted from the U.S. dollar weakening against other currencies, primarily the euro.

Net income attributable to CPA:17 – Global decreased by $11.3 million during the three months ended March 31, 2018 as compared to the same period in 2017, primarily due to the 2017 property dispositions and a decrease in revenue relating to the write-off and acceleration of below market intangible liabilities pursuant to a lease modification/termination (Note 13). These were partially offset by a decrease in interest expense primarily relating to loans paid off in 2017 and an increase in equity in earnings of equity method investments in real estate, primarily due to a bargain purchase gain recognized on one of our underlying investments.

FFO Attributable to CPA:17 – Global

FFO attributable to CPA:17 – Global decreased during the three months ended March 31, 2018 as compared to the same period in 2017, primarily due to the write-off of below-market lease intangible liabilities in the prior period noted above, an impairment charge on our CMBS portfolio recognized during the current period, and an increase in bad debt expense related to our Agrokor investment. These decreases were partially offset by a decrease in interest expense and an increase in Equity in earnings of equity method investments in real estate in the current period. The decrease in interest expense primarily related to loans paid off in 2017. The fluctuation in Equity in earnings of equity method investments in real estate was primarily due to a bargain purchase gain recognized on one of our underlying investments.

MFFO and Adjusted MFFO Attributable to CPA:17 – Global

MFFO and Adjusted MFFO attributable to CPA:17 – Global increased during the three months ended March 31, 2018 as compared to the same period in 2017, primarily due to an increase of foreign currency translation gains that resulted from the U.S. dollar weakening against other currencies, primarily the euro, which was partially offset by the increase in bad debt expense noted above and the impact of the operating losses of our hotel.

CPA:17 – Global 3/31/2018 10-Q – 33

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

Portfolio Summary

	March 31, 2018	December 31, 2017
Number of net-leased properties	411	411
Number of operating properties (a)	38	38
Number of tenants (b)	114	116
Total square footage (in thousands)	47,039	47,039
Occupancy (b)	99.71%	99.72%
Weighted-average lease term (in years) (b)	11.6	11.8
Number of countries	16	16
Total assets (consolidated basis in thousands)	$4,593,124	$4,587,470
Net investments in real estate (consolidated basis in thousands)	3,770,251	3,736,921
Debt, net — pro rata (in thousands)	2,139,973	2,128,673

	Three Months Ended March 31,
(dollars in millions, except exchange rates)	2018	2017
Acquisition volume — consolidated and pro rata	$—	$11.5
Financing obtained — consolidated and pro rata (c)	—	105.0
Average U.S. dollar/euro exchange rate	1.2294	1.0649
Change in CPI (d)	1.2%	1.0%
Change in the Harmonized Index of Consumer Prices (d)	0.3%	0.3%
__________

(a)
Operating properties are comprised of full ownership interests in 37 self-storage properties with an average occupancy of 92.4% and 91.9% at March 31, 2018 and December 31, 2017, respectively, and a majority interest in one hotel property at each date; all of which are managed by third parties.

(b)	Excludes operating properties.

(c)	Includes refinancings of $105.0 million during the three months ended March 31, 2017.

(d)	Many of our lease agreements include contractual increases indexed to changes in the U.S. Consumer Price Index, or CPI, or similar indices in the jurisdictions in which the properties are located.

CPA:17 – Global 3/31/2018 10-Q – 34

Net-Leased Portfolio

The tables below represent information about our net-leased portfolio on a pro rata basis and, accordingly, exclude all operating properties at March 31, 2018. See Terms and Definitions below for a description of pro rata amounts and ABR.

Top Ten Tenants by ABR
(dollars in thousands)

Tenant/Lease Guarantor	Property Type	Tenant Industry	Location	ABR	Percent
Metro Cash & Carry Italia S.p.A. (a)	Retail	Retail Stores	Germany; Italy	$29,410	8%
Agrokor (a) (b)	Retail; Warehouse	Grocery	Croatia	25,728	6%
Advance Stores Company, Inc.	Office; Warehouse	Retail Stores	United States	18,345	5%
Kesko Senukai (a)	Retail; Warehouse	Retail Stores	Estonia; Latvia; Lithuania	15,576	4%
KBR, Inc.	Office	Business Services	Houston, TX	15,245	4%
The New York Times Company (c)	Office	Media: Advertising, Printing and Publishing	New York, NY	14,986	4%
Lineage Logistics Holdings, LLC	Warehouse	Business Services	United States	14,734	4%
Hellweg 2 (a)	Retail	Retail Stores	Germany	12,703	3%
Blue Cross and Blue Shield of Minnesota, Inc.	Education Facility; Office	Insurance	MN	12,699	3%
Jumbo Logistiek Vastgoed B.V. (a)	Warehouse	Grocery	Netherlands	11,494	3%
Total				$170,920	44%
__________

(a)	ABR amounts are subject to fluctuations in foreign currency exchange rates.

(b)
In April 2017, the Croatian government passed a special law assisting the restructuring of companies considered of systematic significance in Croatia. This law directly impacts our Agrokor tenant, which is currently experiencing financial distress and received a credit downgrade from both Standard & Poor’s and Moody’s. As a result of the financial difficulties and the uncertainty regarding future rent collections from the tenant, we recorded bad debt expense of $4.6 million during the three months ended March 31, 2018.

(c)
In January 2018, this tenant exercised its bargain purchase option to acquire the property it leases from us for $250.0 million in 2019. There can be no assurance that such repurchase will be completed.

CPA:17 – Global 3/31/2018 10-Q – 35

Portfolio Diversification by Geography
(dollars in thousands)

	Pro Rata
Region	ABR	Percent
United States
Midwest (a)	$71,421	18%
South	63,988	16%
East	45,826	12%
West	31,443	8%
United States Total	212,678	54%
International
Poland	30,827	8%
Italy	27,648	7%
Croatia	25,728	7%
Germany	22,063	6%
Spain	20,196	5%
Netherlands	17,279	4%
Lithuania	11,474	3%
United Kingdom	5,538	1%
Other (b)	18,327	5%
International Total	179,080	46%
Total	$391,758	100%
__________

(a)
Amount includes $7.2 million of ABR related to a tenant that occupies six retail properties within our portfolio, which filed Chapter 11 bankruptcy in February 2018, with the intent to either find a potential buyer or enter liquidation proceedings. In April 2018, the court approved a liquidator. Although the current tenant is experiencing financial difficulties, we do not believe there is an impairment at this time based on current market assumptions.

(b)	Includes ABR from tenants in Hungary, the Czech Republic, Slovakia, Japan, Latvia, Norway, and Estonia.

Portfolio Diversification by Property Type
(dollars in thousands)

	Pro Rata
Property Type	ABR	Percent
Warehouse	$110,151	28%
Office	107,118	27%
Retail	96,917	25%
Industrial	55,351	14%
Other (a)	22,221	6%
Total	$391,758	100%
__________

(a)	Includes ABR from tenants with the following property types: education facility, fitness facility, self-storage, land, and net-leased student housing.

CPA:17 – Global 3/31/2018 10-Q – 36

Portfolio Diversification by Tenant Industry
(dollars in thousands)

	Pro Rata
Industry Type	ABR	Percent
Retail Stores	$110,871	28%
Grocery	53,598	14%
Business Services	42,172	11%
Media: Advertising, Printing, and Publishing	18,526	5%
Cargo Transportation	16,661	4%
Insurance	16,464	4%
Capital Equipment	14,534	4%
Consumer Services	13,626	3%
Telecommunications	11,719	3%
Media: Broadcasting and Subscription	10,646	3%
Automotive	10,504	3%
Healthcare and Pharmaceuticals	9,858	3%
Banking	9,399	2%
Beverage, Food, and Tobacco	9,141	2%
Hotel, Gaming, and Leisure	9,112	2%
Containers, Packing, and Glass	7,751	2%
Non-Durable Consumer Goods	7,504	2%
High Tech Industries	6,572	2%
Other (a)	13,100	3%
Total	$391,758	100%
__________

(a)
Includes ABR from tenants in the following industries: wholesale; construction and building; consumer transportation; aerospace and defense; chemicals, plastics, and rubber; durable consumer goods; real estate; metals and mining; finance; and environmental industries.

CPA:17 – Global 3/31/2018 10-Q – 37

Lease Expirations
(dollars in thousands)

	Pro Rata
Year of Lease Expiration (a)	Number of Leases Expiring	ABR	Percent
2018 remaining (b)	11	$1,204	—%
2019	5	2,500	1%
2020	5	279	—%
2021	7	1,817	1%
2022	4	4,424	1%
2023	7	4,899	1%
2024 (c)	11	34,182	9%
2025	16	25,039	7%
2026	17	28,295	7%
2027	22	31,789	8%
2028	26	41,983	11%
2029	4	6,617	2%
2030	21	60,247	15%
2031	7	24,637	6%
Thereafter	60	123,846	31%
Total	223	$391,758	100%
__________

(a)	Assumes tenant does not exercise any renewal option.

(b)	Month-to-month leases with ABR totaling $0.9 million are included in 2018.

(c)
Amount includes $15.0 million of ABR related to The New York Times Company, a tenant at one of our properties. In January 2018, the tenant exercised its bargain purchase option to acquire the property for $250.0 million in 2019. There can be no assurance that such repurchase will be completed.

Operating Properties

At March 31, 2018, our operating properties were comprised as follows (square footage in thousands):

State	Number of Properties	Square Footage
Illinois	13	710
California	7	476
Florida (a)	5	452
New York	5	335
Hawaii	4	259
Georgia	2	79
North Carolina	1	80
Texas	1	75
Total	38	2,466
__________

(a)	Includes the Shelborne hotel property that we consolidate (Note 4).

CPA:17 – Global 3/31/2018 10-Q – 38

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

ABR — ABR represents contractual minimum annualized base rent for our net-leased properties and reflects exchange rates as of March 31, 2018. If there is a rent abatement, we annualize the first monthly contractual base rent following the free rent period. ABR is not applicable to operating properties.

CPA:17 – Global 3/31/2018 10-Q – 39

Results of Operations

We evaluate our results of operations with a focus on (i) our ability to generate the cash flow necessary to meet our objectives of funding distributions to stockholders and (ii) increasing the value in our real estate investments. As a result, our assessment of operating results gives less emphasis to the effect of unrealized gains and losses, which may cause fluctuations in net income for comparable periods but have no impact on cash flows, and to other non-cash charges, such as depreciation and impairment charges.

The following table presents the comparative results of operations (in thousands):

	Three Months Ended March 31,
	2018	2017	Change
Revenues
Lease revenues	$89,331	$105,950	$(16,619)
Other real estate income — operating property revenues	12,213	9,337	2,876
Reimbursable tenant costs	6,809	5,617	1,192
Interest income and other	4,929	2,101	2,828
	113,282	123,005	(9,723)
Operating Expenses
Depreciation and amortization:
Net-leased properties	26,654	27,570	(916)
Operating properties	1,796	3,249	(1,453)
	28,450	30,819	(2,369)
Property expenses:
Net-leased properties	8,619	3,512	5,107
Operating properties	7,734	3,503	4,231
Asset management fees	7,492	7,325	167
Reimbursable tenant costs	6,809	5,617	1,192
	30,654	19,957	10,697
Impairment charges	5,404	4,519	885
General and administrative	3,119	3,570	(451)
Acquisition and other expenses	57	750	(693)
	67,684	59,615	8,069
Other Income and Expenses
Interest expense	(20,550)	(23,390)	2,840
Equity in earnings of equity method investments in real estate	4,683	1,985	2,698
Other gains and (losses)	4,003	5,657	(1,654)
Loss on extinguishment of debt	—	(1,614)	1,614
	(11,864)	(17,362)	5,498
Income before income taxes and gain on sale of real estate	33,734	46,028	(12,294)
Benefit from (provision for) income taxes	1,403	(621)	2,024
Income before gain on sale of real estate	35,137	45,407	(10,270)
Gain on sale of real estate, net of tax	24	1,739	(1,715)
Net Income	35,161	47,146	(11,985)
Net income attributable to noncontrolling interests	(8,424)	(9,135)	711
Net Income Attributable to CPA:17 – Global	$26,737	$38,011	$(11,274)

CPA:17 – Global 3/31/2018 10-Q – 40

Lease Composition

As of March 31, 2018, approximately 62.3% of our net leases, based on ABR, provide for adjustments based on formulas indexed to changes in the CPI, or similar indices for the jurisdiction in which the property is located, some of which have caps and/or floors. In addition, 35.8% of our net leases on that same basis have fixed rent adjustments, for which ABR is scheduled to increase by an average of 2.5% in the next 12 months. We own international investments and, therefore, lease revenues from these investments are subject to exchange rate fluctuations in various foreign currencies, primarily the euro.

CPA:17 – Global 3/31/2018 10-Q – 41

Property Level Contribution

The following table presents the property level contribution for our consolidated net-leased and operating properties, as well as a reconciliation to net income attributable to CPA:17 – Global (in thousands):

	Three Months Ended March 31,
	2018	2017	Change
Existing Net-Leased Properties
Lease revenues	$89,083	$99,169	$(10,086)
Depreciation and amortization	(26,571)	(24,447)	(2,124)
Property expenses	(8,619)	(3,705)	(4,914)
Property level contribution	53,893	71,017	(17,124)
Recently Acquired Net-Leased Properties
Lease revenues	248	166	82
Depreciation and amortization	(83)	(53)	(30)
Property level contribution	165	113	52
Existing Operating Properties
Operating property revenues	9,535	9,302	233
Operating property expenses	(3,761)	(3,544)	(217)
Depreciation and amortization	(1,692)	(3,248)	1,556
Property level contribution	4,082	2,510	1,572
Recently Acquired Operating Property
Operating property revenues	2,678	—	2,678
Operating property expenses	(3,973)	—	(3,973)
Depreciation and amortization	(104)	—	(104)
Property level contribution	(1,399)	—	(1,399)
Properties Sold or Held for Sale
Lease revenues	—	6,615	(6,615)
Operating property revenues	—	35	(35)
Operating property expenses	—	41	(41)
Property expenses	—	193	(193)
Depreciation and amortization	—	(3,071)	3,071
Property level contribution	—	3,813	(3,813)
Property Level Contribution	56,741	77,453	(20,712)
Add other income:
Interest income and other	4,929	2,101	2,828
Less other expenses:
Asset management fees	(7,492)	(7,325)	(167)
Impairment charges	(5,404)	(4,519)	(885)
General and administrative	(3,119)	(3,570)	451
Acquisition and other expenses	(57)	(750)	693
Other Income and Expenses
Interest expense	(20,550)	(23,390)	2,840
Equity in earnings of equity method investments in real estate	4,683	1,985	2,698
Other gains and (losses)	4,003	5,657	(1,654)
Loss on extinguishment of debt	—	(1,614)	1,614
	(11,864)	(17,362)	5,498
Income before income taxes and gain on sale of real estate	33,734	46,028	(12,294)
Benefit from (provision for) income taxes	1,403	(621)	2,024
Income before gain on sale of real estate	35,137	45,407	(10,270)
Gain on sale of real estate, net of tax	24	1,739	(1,715)
Net Income	35,161	47,146	(11,985)
Net income attributable to noncontrolling interests	(8,424)	(9,135)	711
Net Income Attributable to CPA:17 – Global	$26,737	$38,011	$(11,274)

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

CPA:17 – Global 3/31/2018 10-Q – 42

While we believe that Property level contribution is a useful supplemental measure, it should not be considered as an alternative to Net income attributable to CPA:17 – Global as an indication of our operating performance.

Existing Net-Leased Properties

Existing net-leased properties are those we acquired or placed into service prior to January 1, 2017 and were not sold during the periods presented. At March 31, 2018, we had 253 existing net-leased properties.

For the three months ended March 31, 2018 as compared to the same period in 2017, Property level contribution for existing net-leased properties decreased by $17.1 million, primarily due to a decrease in lease revenues of $10.1 million, as well as increases in property expenses of $4.9 million and depreciation and amortization expenses of $2.1 million. Lease revenues decreased primarily due to the $15.7 million write-off of a below-market lease intangible liability that was recognized in Rental income due to a lease modification of one of our net-leased properties that occurred during the three months ended March 31, 2017, partially offset by an increase due to foreign currency translation gains of $4.3 million that resulted from the U.S. dollar weakening against other currencies, primarily the euro, between the periods. Property expenses increased primarily due to an increase in bad debt expense of $2.2 million related to our Agrokor investment, a refund of real estate taxes totaling $1.4 million received during the three months ended March 31, 2017, and an increase of foreign currency translation losses of $1.4 million. Depreciation and amortization increased primarily due to an increase of foreign currency translation losses of $1.4 million and the incremental depreciation recognized in conjunction with one asset retirement obligation that totaled $0.8 million.

Recently Acquired Net-Leased Property

Recently acquired net-leased properties are those that we acquired or placed into service subsequent to December 31, 2016; we acquired one investment in February 2017.

Existing Operating Properties

Existing operating properties are those we acquired or placed into service prior to January 1, 2017 and were not sold during the periods presented. At March 31, 2018, we had 37 wholly owned existing self-storage properties. Additionally, other real estate operations includes the results of operations of a parking garage attached to one of our existing net-leased properties.

For the three months ended March 31, 2018, as compared to the same period in 2017, Property level contribution from existing operating properties increased by $1.6 million, primarily due to a decrease in depreciation and amortization expenses of $1.6 million. Depreciation and amortization decreased because certain of our in-place lease intangible assets became fully amortized during 2017.

Recently Acquired Operating Property

Recently acquired operating property includes only the Shelborne hotel, the ownership of which was restructured on October 3, 2017 by converting our underlying loan in the investment to equity and transferring the original partners’ equity interest in the investment to us (Note 6). As a result of the restructuring, we determined that this investment should no longer be accounted for as an ADC Arrangement and we consolidate this investment as of the restructure date.

For the three months ended March 31, 2018, Property level contribution from the Shelborne hotel was directly impacted by the disruption caused by Hurricane Irma (Note 4). The hotel sustained damage and is still not operating at full capacity due to ongoing construction. As a result, the hotel operating property expenses and depreciation and amortization expense exceed operating revenues by $1.4 million.

Properties Sold or Held for Sale

Properties sold or held for sale during the three months ended March 31, 2018 and 2017 are those that were sold or held for sale subsequent to December 31, 2016.

CPA:17 – Global 3/31/2018 10-Q – 43

We did not have any dispositions during the three months ended March 31, 2018. During the three months ended March 31, 2017, we disposed of one net-lease property that was classified as held for sale at December 31, 2016 and completed the sale of the I-drive Property (Note 13). Property level contribution for the three months ended March 31, 2017 includes $3.3 million of acceleration of amortization of certain lease intangibles related to the KBR, Inc. lease termination, which is included in lease revenues (Note 13).

Other Revenues and Expenses

Interest Income and Other

Interest income and other primarily consists of interest earned on our loans receivable and CMBS investments, as well as other income received related to our properties.

For the three months ended March 31, 2018 as compared to the same period in 2017, interest income and other increased by $2.8 million, primarily as a result of the loans originated in March 2017 in connection with the I-drive Property disposition and I-drive Wheel restructuring (Note 2 and Note 13) that generated $3.5 million of interest income, partially offset by a decrease in the accretion of principal on our CMBS investments of $0.7 million. One of our CMBS investments was substantially impaired during the three months ended March 31, 2018 (Note 8), which directly impacted the accretion of the principal generated from these investments.

Property Expenses — Asset Management Fees

For the three months ended March 31, 2018 as compared to the same period in 2017, asset management fees increased by $0.2 million primarily due to an increase in the estimated fair market value of our real estate portfolio.

Impairment Charges

Our impairment charges are more fully described in Note 8.

During the three months ended March 31, 2018, we incurred an other-than-temporary impairment charge of $5.4 million on one of our CMBS tranches to reduce its carrying value to its estimated fair value as a result of non-performance (Note 8). During the three months ended March 31, 2017, we incurred an impairment charge of $4.5 million on a property in order to reduce the carrying value of the property to its estimated fair value (Note 8). The fair value measurement approximated its estimated selling price, less estimated costs to sell.

General and Administrative

During the three months ended March 31, 2018 as compared to the same period in 2017, general and administrative expenses decreased by $0.5 million, primarily due to a change in our advisory agreement where reimbursed compensation is capped at 1.0% of our pro rata lease revenues during 2018, as compared to the 2.0% cap that was in place during 2017 (Note 3).

Acquisition and Other Expenses

Acquisition expenses represent direct costs incurred to acquire properties in transactions that are accounted for as business combinations, whereby such costs are required to be expensed as incurred (Note 4).

During the three months ended March 31, 2018 as compared to the same period in 2017, acquisition and other expenses decreased by $0.7 million, primarily because we had no acquisitions in 2018. During the three months ended March 31, 2017, we incurred $0.8 million of acquisition and other expenses, which included $0.4 million of transaction costs related to certain of our previously acquired self-storage properties and $0.3 million related to deal costs for transactions that did not transpire as anticipated.

CPA:17 – Global 3/31/2018 10-Q – 44

Interest Expense

During the three months ended March 31, 2018 as compared to the same period in 2017, interest expense decreased by $2.8 million, primarily due to a decrease in our average outstanding debt balance and a lower weighted-average interest rate on our average outstanding debt during the periods presented. Our average outstanding debt balance was $2.0 billion and $2.1 billion during the three months ended March 31, 2018 and 2017, respectively, which attributed to a $1.8 million decrease in interest expense. Our weighted-average interest rate was 3.9% and 4.1% during the three months ended March 31, 2018 and 2017, respectively, which attributed to a $0.5 million decrease in interest expense.

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

	Three Months Ended March 31,
Lessee/Equity Investee	2018	2017
Net Lease:
Hellweg 2 (a)	$1,844	$1,254
Jumbo Logistiek Vastgoed B.V. (a)	1,109	1,014
Kesko Senukai (a) (b)	(966)	—
U-Haul Moving Partners, Inc. and Mercury Partners, LP	613	616
Berry Global Inc.	460	435
BPS Nevada, LLC	309	308
Tesco Global Aruhazak Zrt. (a)	274	159
State Farm Automobile Co.	187	212
Bank Pekao S.A. (a)	185	203
Eroski Sociedad Cooperativa — Mallorca (a)	173	148
Dick’s Sporting Goods, Inc.	51	41
Agrokor (a)	(48)	99
Apply (a)	(24)	(97)
	4,167	4,392
All Other:
BG LLH, LLC (c)	516	(744)
Shelborne (d)	—	(1,761)
BPS Nevada, LLC — Preferred Equity (e)	—	785
IDL Wheel Tenant, LLC (f)	—	(687)
	516	(2,407)
Total equity in earnings of equity method investments in real estate	$4,683	$1,985
__________

(a)	Amounts include impact of fluctuations in the exchange rate of the applicable foreign currency.

(b)
On May 23, 2017, we entered into a joint venture investment to acquire a 70% interest in a real estate portfolio which included 18 retail stores and one warehouse collectively located in Lithuania, Latvia, and Estonia.

(c)
The increase in equity earnings for the three months ended March 31, 2018 as compared to the same period in 2017 was primarily due to a bargain purchase gain recognized by the underlying investment, of which our pro rata share was $1.0 million.

(d)
On October 3, 2017, we restructured our Shelborne hotel investment by converting the underlying loan to equity and transferring the original partners’ equity interest in the investment to us. Since the construction is now completed and the loan has been satisfied, we determined that this investment should no longer be accounted for as an ADC Arrangement and, as a result, we have consolidated this investment as of the restructure date (Note 6).

CPA:17 – Global 3/31/2018 10-Q – 45

(e)
This investment represents a preferred equity interest, with a preferred rate of return of 12%. On May 19, 2017, we received the full repayment of our preferred equity interest; therefore, the preferred equity interest is now retired (Note 6).

(f)
This investment was restructured on March 17, 2017 and, as a result, we have reclassified the equity investment to a loan receivable, included in Other assets, net in the consolidated financial statements (Note 6).

Other Gains and (Losses)

Other gains and (losses) primarily consists of gains and losses on foreign currency transactions, and derivative instruments. We make intercompany loans to a number of our foreign subsidiaries, most of which do not have the U.S. dollar as their functional currency. Remeasurement of foreign currency intercompany transactions that are scheduled for settlement, consisting primarily of accrued interest and short-term loans, are included in the determination of net income. We also recognize gains or losses on foreign currency transactions when we repatriate cash from our foreign investments or hold foreign currencies in entities designated as U.S. dollar functional currency. In addition, we have certain derivative instruments, including common stock warrants, foreign currency contracts, and a swap, that are not designated as hedges for accounting purposes, for which realized and unrealized gains and losses are included in earnings. The timing and amount of such gains or losses cannot always be estimated and are subject to fluctuation.

For the three months ended March 31, 2018, as compared to the same period in 2017, net other gains decreased by $1.7 million, primarily due to a decrease in gains recognized on derivatives of $1.0 million and a decrease in foreign currency transaction gains related to our international investments of $0.8 million.

Loss on Extinguishment of Debt

During the three months ended March 31, 2017, we recorded a loss on extinguishment of debt of $1.6 million, primarily due to the early terminations of certain mortgage debt associated with our 2017 dispositions (Note 13). We did not recognize any loss on extinguishment of debt during the three months ended March 31, 2018.

Benefit From (Provision for) Income Taxes

Our provision for income taxes is primarily related to our international properties.

During the three months ended March 31, 2018, we recorded a benefit from income taxes of $1.4 million, comprised of deferred income tax benefits of $3.4 million and current income taxes of $2.0 million.

During the three months ended March 31, 2017, we recorded a provision for income taxes of $0.6 million, comprised of current income taxes of $0.8 million and deferred income tax benefits of $0.2 million.

Gain on Sale of Real Estate, Net of Tax

During the three months ended March 31, 2017, we recognized a gain on sale of real estate, net of tax, of $1.7 million, as a result of the sale of one net-lease property (Note 13).

We did not have any significant gain on sale of real estate, net of tax during the three months ended March 31, 2018.

Net Income Attributable to Noncontrolling Interests

For the three months ended March 31, 2018 as compared to the same period in 2017, net income attributable to noncontrolling interests decreased by $0.7 million, primarily due to a decrease of $0.6 million in the Available Cash Distribution paid to our Advisor (Note 3).

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

CPA:17 – Global 3/31/2018 10-Q – 46

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

Operating Activities — Net cash provided by operating activities increased by $6.7 million during the three months ended March 31, 2018 as compared to the same period in 2017, primarily due to a reduction in interest expense as a result of loan payoffs in 2017, business interruption insurance proceeds received on our Shelborne hotel investment as a result of Hurricane Irma, and the timing of cash receipts from our tenants, all of which was partially offset by the past due receivables collected on our I-drive investment upon disposition of the asset in the prior year period.

Investing Activities — Our investing activities are generally comprised of real estate-related transactions (purchases and sales), payment of deferred acquisition fees to our Advisor related to asset acquisitions, and capitalized property-related costs. During the three months ended March 31, 2018, we received $7.5 million as a return of capital from our equity method investments. We also funded $6.8 million for certain build-to-suit expansion projects and we used $2.9 million to fund capital contributions to our equity investments in real estate.

Financing Activities — During the three months ended March 31, 2018, we paid distributions to our stockholders for the fourth quarter of 2017 totaling $56.9 million, which consisted of $31.8 million of cash distributions and $25.1 million of distributions that were reinvested by stockholders in shares of our common stock through our DRIP. We made scheduled and unscheduled mortgage principal payments totaling $12.9 million. We repaid $19.8 million under our Senior Credit Facility and received $8.1 million of additional proceeds. We also paid $15.3 million for the repurchase of shares pursuant to our redemption plan as described below, and paid distributions of $9.6 million to affiliates that hold noncontrolling interests in various investments jointly owned with us.

Distributions

Our objectives are to generate sufficient cash flow over time to provide stockholders with distributions and to continue to seek investments with potential for capital appreciation throughout varying economic cycles. During the three months ended March 31, 2018, we declared distributions to our stockholders totaling $57.1 million, which consisted of $32.0 million of cash distributions and $25.1 million of distributions reinvested by stockholders in our shares through our DRIP. We funded all of these distributions from Net cash provided by operating activities. We expect that, in the future, if distributions cannot be fully sourced from net cash provided by operating activities, they may be sourced from other sources of cash, such as financings, borrowings, or sales of assets.

Redemptions

We maintain a quarterly redemption program pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from stockholders seeking liquidity. During the three months ended March 31, 2018, we received requests to redeem 1,617,163 shares of our common stock pursuant to our redemption plan, comprised of 458 redemption requests at a weighted-average price per share of $9.45. As of the date of this Report, we have fulfilled all of the valid redemptions requests that have been received during the three months ended March 31, 2018.

CPA:17 – Global 3/31/2018 10-Q – 47

Summary of Financing

The table below summarizes our debt and Senior Credit Facility (dollars in thousands):

	March 31, 2018	December 31, 2017
Carrying Value (a)
Fixed rate	$1,015,002	$1,013,378
Variable rate:
Senior Credit Facility — Term Loan	49,948	49,915
Senior Credit Facility — Revolver	42,375	52,016
Amount subject to interest rate swaps and caps	455,864	455,143
Floating interest rate mortgage loans	382,675	380,938
	930,862	938,012
	$1,945,864	$1,951,390
Percent of Total Debt
Fixed rate	52%	52%
Variable rate	48%	48%
	100%	100%
Weighted-Average Interest Rate at End of Period
Fixed rate	4.8%	4.8%
Variable rate (b)	3.0%	2.9%
__________

(a)
Aggregate debt balance includes unamortized deferred financing costs totaling $7.5 million and $8.0 million as of March 31, 2018 and December 31, 2017, respectively, and unamortized discount totaling $5.2 million and $5.5 million as of March 31, 2018 and December 31, 2017, respectively.

(b)	The impact of our derivative instruments is reflected in the weighted-average interest rates.

Cash Resources

At March 31, 2018, our cash resources consisted primarily of cash and cash equivalents totaling $102.4 million. Of this amount, $32.4 million, at then-current exchange rates, was held in foreign subsidiaries, but we could be subject to restrictions or significant costs should we decide to repatriate these funds. As of the date of this Report, we also had unused capacity of $151.9 million on our Senior Credit Facility. Our cash resources may be used for future investments and can be used for working capital needs, other commitments, and distributions to our stockholders. In addition, our unleveraged properties had an aggregate carrying value of $738.5 million at March 31, 2018, although there can be no assurance that we would be able to obtain financing for these properties.

Cash Requirements

During the next 12 months, we expect that our cash requirements will include funding capital commitments, such as build-to-suit projects; paying distributions to our stockholders and to our affiliates that hold noncontrolling interests in entities we control; payments to acquire new investments; making share repurchases pursuant to our redemption plan; making scheduled mortgage debt service payments and repayments of borrowings under our Senior Credit Facility (Note 10); as well as other normal recurring operating expenses. Balloon payments totaling $140.4 million on our consolidated mortgage loan obligations are due during the next 12 months. Our Advisor is actively seeking to refinance certain of these loans, although there can be no assurance that it will be able to do so on favorable terms, or at all. Capital and other lease commitments totaling $46.8 million are expected to be funded during the next 12 months. We expect to fund capital commitments, any future investments, any capital expenditures on existing properties, scheduled and unscheduled debt payments on our mortgage loans, and repayments of borrowings under our Revolver through the use of our cash reserves; cash generated from operations; and proceeds from repayments of loans receivable, financings, and asset sales.

CPA:17 – Global 3/31/2018 10-Q – 48

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements, and other contractual obligations (primarily our capital commitments and lease obligations) at March 31, 2018 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Mortgage debt, net — principal (a)	$1,866,173	$78,298	$632,900	$787,731	$367,244
Senior Credit Facility — Term Loan — principal (b)	50,000	50,000	—	—	—
Senior Credit Facility — Revolver — principal	42,375	42,375	—	—	—
Deferred acquisition fees — principal	4,303	2,864	1,439	—	—
Interest on borrowings and deferred acquisition fees	285,875	75,491	126,227	64,452	19,705
Operating and other lease commitments (c)	71,247	3,014	5,849	1,706	60,678
Asset retirement obligations, net (d)	21,282	—	—	—	21,282
Capital commitments (e)	50,168	43,757	6,411	—	—
	$2,391,423	$295,799	$772,826	$853,889	$468,909
__________

(a)	Excludes deferred financing costs totaling $7.4 million and unamortized discount, net of $5.2 million, which were included in Mortgage debt, net at March 31, 2018.

(b)	Excludes deferred financing costs of $0.1 million on our Term Loan within the Senior Credit Facility, which is scheduled to mature on August 26, 2018, unless extended pursuant to its terms (Note 10).

(c)
Operating commitments consist of rental obligations under ground leases. Other lease commitments consist of our estimated share of future rents payable for the purpose of leasing office space pursuant to the advisory agreement. Amounts are estimated based on current allocation percentages among WPC and the other Managed Programs as of March 31, 2018 (Note 3).

(d)
Represents the estimated amount of future obligations for the removal of asbestos and environmental waste in connection with several of our investments, payable upon the retirement or sale of the assets.

(e)	Capital commitments include $49.2 million and $1.0 million related to unfunded construction commitments and tenant improvements allowances, respectively.

Amounts in the table above that relate to our foreign operations are based on the exchange rate of the local currencies at March 31, 2018, which consisted primarily of the euro. At March 31, 2018, we had no material capital lease obligations for which we were the lessee, either individually or in the aggregate.

Equity Method Investments

We have interests in unconsolidated investments that primarily own single-tenant properties net leased to companies. Generally, the underlying investments are jointly owned with our affiliates (Note 6). At March 31, 2018, on a combined basis, these investments had total assets of approximately $4.6 billion and third-party non-recourse mortgage debt of $2.7 billion. At that date, our pro rata share of the aggregate debt for these investments was $440.1 million. Cash requirements with respect to our share of these debt obligations are discussed above under Cash Requirements.

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

CPA:17 – Global 3/31/2018 10-Q – 49

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

The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements. We believe that, since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment, and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative. Historical accounting for real estate involves the use of GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP. Nevertheless, we believe that the use of FFO, which excludes the impact of real estate-related depreciation and amortization, as well as impairment charges of real estate-related assets, provides a more complete understanding of our performance to investors and to management; and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. In particular, we believe it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions, which can change over time. While impairment charges are excluded from the calculation of FFO, it could be difficult to recover any impairment charges. However, FFO, MFFO, and Adjusted MFFO, as described below, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating the operating performance of the company. The method utilized to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP measures FFO, MFFO, and Adjusted MFFO and the adjustments to GAAP in calculating FFO, MFFO, and Adjusted MFFO.

The Institute for Portfolio Alternatives (formerly known as the Investment Program Association), or the IPA, an industry trade group, has standardized a measure known as MFFO, which the Investment Program Association has recommended as a supplemental measure for publicly registered non-traded REITs and which we believe to be another appropriate non-GAAP measure to reflect the operating performance of a non-traded REIT. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO, and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring properties and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance now that our offering has been completed and once essentially all of our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-traded REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance, with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. MFFO should only be used to assess the sustainability of a company’s operating performance after a company’s offering has been completed and properties have been acquired, as it excludes acquisition costs that have a negative effect on a company’s operating performance during the periods in which properties are acquired.

We define MFFO consistent with the IPA’s Practice Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations, or the Practice Guideline, issued by the IPA in

CPA:17 – Global 3/31/2018 10-Q – 50

November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items, included in the determination of GAAP net income, as applicable: acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above- and below-market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; nonrecurring impairments of real estate-related investments (i.e., infrequent or unusual, not reasonably likely to recur in the ordinary course of business); mark-to-market adjustments included in net income; nonrecurring gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives, or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and jointly owned investments, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, unrealized gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses that are unrealized and may not ultimately be realized.

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

CPA:17 – Global 3/31/2018 10-Q – 51

standardize the allowable adjustments across the non-traded REIT industry and we would have to adjust our calculation and characterization of FFO, MFFO, or Adjusted MFFO accordingly.

FFO, MFFO, and Adjusted MFFO were as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Net income attributable to CPA:17 – Global	$26,737	$38,011
Adjustments:
Depreciation and amortization of real property	28,476	30,849
Gain on sale of real estate	(24)	(1,739)
Impairment charges on real estate	—	4,489
Proportionate share of adjustments to equity in net income of partially owned entities	8,738	8,024
Proportionate share of adjustments for noncontrolling interests (a)	(417)	(1,633)
Total adjustments	36,773	39,990
FFO (as defined by NAREIT) attributable to CPA:17 – Global	63,510	78,001
Adjustments:
Impairment changes on held to maturity securities	5,404	30
Straight-line and other rent adjustments (b)	(3,080)	(4,263)
Realized gains on foreign currency, derivatives, and other	(2,623)	(2,630)
Unrealized gains on foreign currency, derivatives, and other	(878)	(2,616)
Amortization of premiums/discounts on debt investments, net	377	749
Above- and below-market rent intangible lease amortization, net (c) (d)	364	(18,815)
Acquisition and other expenses (e)	57	750
Loss on extinguishment of debt	—	1,614
Proportionate share of adjustments to equity in net income of partially owned entities	(32)	4,396
Proportionate share of adjustments for noncontrolling interests	12	57
Total adjustments	(399)	(20,728)
MFFO attributable to CPA:17 – Global	63,111	57,273
Adjustments:
Deferred taxes and other adjustments	(2,360)	(270)
Hedging gains	1,767	2,613
Total adjustments	(593)	2,343
Adjusted MFFO attributable to CPA:17 – Global	$62,518	$59,616
__________

(a)	Amount for the three months ended March 31, 2017 includes $1.5 million related to an impairment charge recognized on one of our consolidated joint-venture investments (Note 8).

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

CPA:17 – Global 3/31/2018 10-Q – 52

(d)
Amount for the three months ended March 31, 2017 includes a $15.7 million write-off and $3.3 million acceleration of a below-market rent lease liabilities related to the KBR, Inc. lease modification/termination (Note 13).

(e)
On January 1, 2017, we adopted ASU 2017-01 and, as a result, transaction costs are more likely to be capitalized since we expect most of our future acquisitions to be classified as asset acquisitions under this standard.

CPA:17 – Global 3/31/2018 10-Q – 53

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

Interest Rate Risk

The values of our real estate, related fixed-rate debt obligations, our Senior Credit Facility, and our loans receivable investments are subject to fluctuations based on changes in interest rates. The value of our real estate is also subject to fluctuations based on local and regional economic conditions and changes in the creditworthiness of lessees, which may affect our ability to refinance property-level mortgage debt when balloon payments are scheduled (if we do not choose to repay the debt when due). Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions, and other factors beyond our control. An increase in interest rates would likely cause the fair value of assets to decrease. Increases in interest rates may also have an impact on the credit profile of certain tenants.

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we have historically attempted to obtain non-recourse mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our joint investment partners have obtained, and may in the future obtain, variable-rate non-recourse mortgage loans and, as a result, we have entered into, and may continue to enter into swaptions, interest rate swap agreements or interest rate cap agreements with counterparties. Interest rate swap agreements effectively convert the variable-rate debt service obligations of a loan to a fixed rate, while interest rate cap agreements limit the underlying interest rate from exceeding a specified strike rate. Interest rate swaps are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flows over a specific period, while interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments that, where applicable, are designated as cash flow hedges on the forecasted interest payments on the debt obligation. The face amount on which the swaps or caps are based is not exchanged. A swaption is an option that gives us the right, but not the obligation, to enter into an interest rate swap under which we would pay a fixed-rate and receive a variable-rate. At the option’s expiration, we may also elect to cash settle the option if such option is “in-the-money” or allow the option to expire at no additional cost to us. Our objective in using these derivatives is to limit our exposure to interest rate movements. At March 31, 2018, we estimated that the total fair value of our interest rate swaps and caps, which are included in Other assets, net and Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was in a net liability position of $1.5 million (Note 9).

At March 31, 2018, our outstanding debt either bore interest at fixed rates, bore interest at floating rates, was swapped or capped to a fixed rate, or bore interest at fixed rates that were scheduled to convert to then-prevailing market fixed rates at certain future points during their term. The annual interest rates on our fixed-rate debt at March 31, 2018 ranged from 1.9% to 7.4%. The contractual annual interest rates on our variable-rate debt at March 31, 2018 ranged from 1.3% to 6.0%. Our debt obligations are more fully described in Note 10 and Liquidity and Capital Resources — Summary of Financing in Item 7 above. The following table presents principal cash outflows based upon expected maturity dates of our debt obligations outstanding at March 31, 2018 (in thousands):

	2018 (Remaining)	2019	2020	2021	2022	Thereafter	Total	Fair value
Fixed-rate debt (a)	$46,273	$30,368	$128,199	$214,070	$273,825	$327,692	$1,020,427	$1,014,077
Variable-rate debt (a) (b)	$105,157	$44,834	$302,081	$242,972	$79,404	$163,673	$938,121	$935,034
__________

(a)	Amounts are based on the exchange rate at March 31, 2018, as applicable.

CPA:17 – Global 3/31/2018 10-Q – 54

(b)	Includes the $50.0 million Revolver and $42.4 million Term Loan under our Senior Credit Facility, which are scheduled to mature on August 26, 2018, unless extended pursuant to its terms.

At March 31, 2018, the estimated fair value of our fixed-rate debt, as well as any variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps, is affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at March 31, 2018 by an aggregate increase of $44.7 million or an aggregate decrease of $63.1 million, respectively. Annual interest expense on our unhedged variable-rate debt at March 31, 2018 would increase or decrease by $4.7 million for each respective 1% change in annual interest rates.

As more fully described under Liquidity and Capital Resources — Summary of Financing in Item 2 above, a portion of our variable-rate debt in the table above bore interest at fixed rates at March 31, 2018, but has interest rate reset features that will change the fixed interest rates to then-prevailing market fixed rates at certain points during their term. This debt is generally not subject to short-term fluctuations in interest rates.

Foreign Currency Exchange Rate Risk

We own international investments, primarily in Europe and Asia, and as a result, are subject to risk from the effects of exchange rate movements in various foreign currencies, primarily the euro and, to a lesser extent, the British pound sterling, the Japanese yen, and the Norwegian krone, which may affect future costs and cash flows. Although all of our international investments through the first quarter of 2018 were conducted in these currencies, we may conduct business in other currencies in the future. We manage foreign currency exchange rate movements by generally placing both our debt service obligation to the lender and the tenant’s rental obligation to us in the same currency. This reduces our overall exposure to the actual equity that we have invested and the equity portion of our cash flow. In addition, we may use currency hedging to further reduce the exposure to our equity cash flow. We are generally a net receiver of these currencies (we receive more cash than we pay out), therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar, relative to the foreign currency.

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

Scheduled future minimum rents, exclusive of renewals, under non-cancelable operating leases, for our consolidated foreign operations for the remainder of 2018, during each of the next four calendar years following December 31, 2018 and thereafter, are as follows (in thousands):

Lease Revenues (a)	2018 (Remaining)	2019	2020	2021	2022	Thereafter	Total
Euro (b)	$93,397	$124,129	$124,663	$123,726	$123,367	$789,866	$1,379,148
British pound sterling (c)	4,169	5,534	5,549	5,534	5,534	44,636	70,956
Japanese yen (d)	2,158	2,864	2,872	2,864	690	—	11,448
	$99,724	$132,527	$133,084	$132,124	$129,591	$834,502	$1,461,552

Scheduled debt service payments (principal and interest) for mortgage notes payable for our consolidated foreign operations and our Revolver for the remainder of 2018, during each of the next four calendar years following December 31, 2018 and thereafter, are as follows (in thousands):

Debt Service (a) (e)	2018 (Remaining)	2019	2020	2021	2022	Thereafter	Total
Euro (b)	$42,484	$29,779	$110,928	$168,843	$94,822	$185,784	$632,640
British pound sterling (c)	1,323	13,140	394	18,314	—	—	33,171
Japanese yen (d)	22,136	—	—	—	—	—	22,136
	$65,943	$42,919	$111,322	$187,157	$94,822	$185,784	$687,947
__________

CPA:17 – Global 3/31/2018 10-Q – 55

(a)
Amounts are based on the applicable exchange rates at March 31, 2018. Contractual rents and debt obligations are denominated in the functional currency of the country of each property. Our foreign operations denominated in the Norwegian krone are related to an unconsolidated jointly owned investment and is excluded from the amounts in the tables.

(b)
We estimate that, for a 1% increase or decrease in the exchange rate between the euro and the U.S. dollar, there would be a corresponding change in the projected estimated property-level cash flow at March 31, 2018 of $7.5 million.

(c)
We estimate that, for a 1% increase or decrease in the exchange rate between the British pound sterling and the U.S. dollar, there would be a corresponding change in the projected estimated property-level cash flow at March 31, 2018 of $0.4 million.

(d)
We estimate that, for a 1% increase or decrease in the exchange rate between the Japanese yen and the U.S. dollar, there would be a corresponding change in the projected estimated property-level cash flow at March 31, 2018 of less than $0.1 million.

(e)	Interest on unhedged variable-rate debt obligations was calculated using the applicable annual interest rates and balances outstanding at March 31, 2018.

Projected debt service obligations exceed projected lease revenues denominated in Japanese yen in 2018, British pound sterling in 2019, and euros and British pound sterling in 2021. This is primarily due to balloon payments on certain of our non-recourse mortgage loans that are collateralized by properties that we own with affiliates and our Revolver. We currently anticipate that, by their respective due dates, we will have refinanced or repaid certain of these loans using our cash resources, including unused capacity on our credit facility and proceeds from dispositions, but there can be no assurance that we will be able to do so on favorable terms, if at all.

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

For the three months ended March 31, 2018, our consolidated portfolio had the following significant characteristics in excess of 10%, based on the percentage of our consolidated total revenues:

•	70% related to domestic properties, which included a concentration in Texas of 11%; and

•	30% related to international properties.

At March 31, 2018, our net-leased portfolio, which excludes investments within our Self Storage segment as well as in our All Other category, had the following significant property and lease characteristics in excess of 10% in certain areas, based on the percentage of our pro rata ABR as of that date:

•	54% related to domestic properties;

•	46% related to international properties;

•	28% related to warehouse facilities, 27% related to office facilities, 25% related to retail facilities, and 14% related to industrial facilities; and

•	28% related to the retail stores industry, 14% related to the grocery industry, and 11% related to the business services industry.

CPA:17 – Global 3/31/2018 10-Q – 56

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of March 31, 2018 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

CPA:17 – Global 3/31/2018 10-Q – 57

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities.

Unregistered Sales of Equity Securities

During the three months ended March 31, 2018, we issued 738,271 shares of our common stock to our Advisor as consideration for asset management fees. These shares were primarily issued at $10.04 per share, which represented our most recently published NAV, as approved by our board of directors at the date of issuance. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(a)(2) of the Securities Act of 1933, as amended, the shares issued were deemed to be exempt from registration. In acquiring our shares, our Advisor represented that such interests were being acquired by it for investment purposes and not with a view to the distribution thereof. From inception through March 31, 2018, we have issued a total of 15,385,683 shares of our common stock to our Advisor as consideration for asset management fees.

All prior sales of unregistered securities have been reported in our previously filed quarterly and annual reports on Form 10-Q and Form 10-K, respectively.

Issuer Purchases of Equity Securities

The following table provides information with respect to repurchases of our common stock during the three months ended March 31, 2018:

	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or program (a)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or program (a)
2018 Period
January	—	$—	N/A	N/A
February	—	—	N/A	N/A
March	1,617,163	9.45	N/A	N/A
Total	1,617,163
__________

(a)
Represents shares of our common stock requested to be repurchased under our redemption plan, pursuant to which we may elect to redeem shares at the request of our stockholders subject to certain exceptions, conditions, and limitations. The maximum amount of shares purchasable by us in any period depends on a number of factors and is at the discretion of our board of directors. During the three months ended March 31, 2018, we received 458 redemption requests for our common stock. As of the date of this Report, we have fulfilled all of the valid requests that we received during the three months ended March 31, 2018. The average price paid per share will vary depending on the number of redemption requests that were made during the period, the most recently published NAV, and the amount of time a stockholder has held their respective shares.

CPA:17 – Global 3/31/2018 10-Q – 58

Item 6. Exhibits.

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

CPA:17 – Global 3/31/2018 10-Q – 59

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corporate Property Associates 17 – Global Incorporated

Date:	May 14, 2018	By:	/s/ Mallika Sinha
Mallika Sinha
Chief Financial Officer
(Principal Financial Officer)

Date:	May 14, 2018
		By:	/s/ Kristin Sabia
Kristin Sabia
Chief Accounting Officer
(Principal Accounting Officer)

CPA:17 – Global 3/31/2018 10-Q – 60

EXHIBIT INDEX

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith