Form 10-Q
period 2018-06-30
Corporate Property Associates 17 - Global INC
filed 2018-08-10
CIK 1390213

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

or

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

Registrant has 352,922,031 shares of common stock, $0.001 par value, outstanding at August 3, 2018.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, or this Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of Part I of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements include, but are not limited to, statements regarding: the Proposed Merger discussed herein, including the impact thereof; the amount and timing of any future dividends; statements regarding our corporate strategy and underlying assumptions about our portfolio (e.g. occupancy rate, lease terms, and tenant credit quality, including our expectations about tenant bankruptcies and interest coverage), possible new acquisitions and dispositions, and our international exposure and acquisition volume; our future capital expenditure levels, including any plans to fund our future liquidity needs, and future leverage and debt service obligations; our capital structure; statements that we make regarding our ability to remain qualified for taxation as a real estate investment trust, or REIT, and the recently adopted Tax Cuts and Jobs Act in the United States; the impact of recently issued accounting pronouncements; other regulatory activity, such as the General Data Protection Regulation in the European Union or other data privacy initiatives; and the general economic outlook. These statements are based on the current expectations of our management. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. Other unknown or unpredictable factors could also have material adverse effects on our business, financial condition, liquidity, results of operations, Modified funds from operations, or MFFO, and prospects. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties, and other factors that may materially affect our future results, performance, achievements, or transactions. Information on factors that could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the Securities and Exchange Commission, or the SEC, including but not limited to those described in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on March 15, 2018, or the 2017 Annual Report and in Part II, Item 1A. Risk Factors herein. Moreover, because we operate in a very competitive and rapidly changing environment, new risks are likely to emerge from time to time. Given these risks and uncertainties, shareholders are cautioned not to place undue reliance on these forward-looking statements as a prediction of future results, which speak only as of the date of this Report, unless noted otherwise. Except as required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements.

All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements of the registrant in Part I, Item 1. Financial Statements (Unaudited).

CPA:17 – Global 6/30/2018 10-Q – 1

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	June 30, 2018	December 31, 2017
Assets
Investments in real estate:
Real estate — Land, buildings and improvements	$2,760,620	$2,772,611
Operating real estate — Land, buildings and improvements	348,710	340,772
Net investments in direct financing leases	501,539	509,228
In-place lease intangible assets	623,441	629,961
Other intangible assets	109,342	111,004
Investments in real estate	4,343,652	4,363,576
Accumulated depreciation and amortization	(672,274)	(626,655)
Assets held for sale, net	3,189	—
Net investments in real estate	3,674,567	3,736,921
Equity investments in real estate	397,896	409,254
Cash and cash equivalents	90,994	119,094
Accounts receivable and other assets, net	306,767	322,201
Total assets	$4,470,224	$4,587,470
Liabilities and Equity
Debt:
Mortgage debt, net	$1,811,822	$1,849,459
Senior credit facility, net	85,974	101,931
Debt, net	1,897,796	1,951,390
Accounts payable, accrued expenses and other liabilities	130,314	132,751
Below-market rent and other intangible liabilities, net	58,960	61,222
Deferred income taxes	26,983	30,524
Due to affiliates	9,510	11,467
Distributions payable	57,349	56,859
Total liabilities	2,180,912	2,244,213
Commitments and contingencies (Note 11)

Preferred stock, $0.001 par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 900,000,000 shares authorized; and 352,910,073 and 349,899,827 shares, respectively, issued and outstanding	353	349
Additional paid-in capital	3,207,178	3,174,786
Distributions in excess of accumulated earnings	(921,427)	(861,319)
Accumulated other comprehensive loss	(102,802)	(78,420)
Total stockholders’ equity	2,183,302	2,235,396
Noncontrolling interests	106,010	107,861
Total equity	2,289,312	2,343,257
Total liabilities and equity	$4,470,224	$4,587,470

See Notes to Consolidated Financial Statements.

CPA:17 – Global 6/30/2018 10-Q – 2

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues
Lease revenues:
Rental income	$74,179	$71,754	$148,870	$163,008
Interest income from direct financing leases	14,668	14,581	29,308	29,277
Total lease revenues	88,847	86,335	178,178	192,285
Operating real estate income	11,786	9,575	23,999	18,912
Other interest income	5,003	3,151	9,566	4,891
Other operating income	4,190	7,452	11,365	13,430
	109,826	106,513	223,108	229,518
Operating Expenses
Depreciation and amortization	27,781	28,063	56,231	58,882
Property expenses	24,386	20,725	47,423	37,330
Operating real estate expenses	8,912	3,427	16,529	6,779
Impairment charges and other credit losses	6,168	—	11,572	4,519
General and administrative	3,419	3,806	6,538	7,376
Merger and other expenses	2,300	(440)	2,357	310
	72,966	55,581	140,650	115,196
Other Income and Expenses
Interest expense	(20,801)	(21,453)	(41,351)	(44,843)
Equity in earnings of equity method investments in real estate	11,145	2,270	15,828	4,255
Other gains and (losses)	1,168	10,273	5,171	15,930
Loss on extinguishment of debt	—	(353)	—	(1,967)
	(8,488)	(9,263)	(20,352)	(26,625)
Income before income taxes and gain on sale of real estate	28,372	41,669	62,106	87,697
(Provision for) benefit from income taxes	(1,071)	(1,115)	332	(1,736)
Income before gain on sale of real estate, net of tax	27,301	40,554	62,438	85,961
Gain on sale of real estate, net of tax	—	1,171	24	2,910
Net Income	27,301	41,725	62,462	88,871
Net income attributable to noncontrolling interests (inclusive of Available Cash Distributions to a related party of $5,185, $6,971, $11,355 and $13,781, respectively)	(7,746)	(10,919)	(16,170)	(20,054)
Net Income Attributable to CPA:17 – Global	$19,555	$30,806	$46,292	$68,817
Basic and Diluted Earnings Per Share	$0.06	$0.09	$0.13	$0.20
Basic and Diluted Weighted-Average Shares Outstanding	353,824,796	347,672,836	352,966,643	346,739,936

Distributions Declared Per Share	$0.1625	$0.1625	$0.3250	$0.3250

See Notes to Consolidated Financial Statements.

CPA:17 – Global 6/30/2018 10-Q – 3

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net Income	$27,301	$41,725	$62,462	$88,871
Other Comprehensive (Loss) Income
Foreign currency translation adjustments	(54,804)	50,309	(27,869)	58,918
Change in net unrealized gain (loss) on derivative instruments	5,365	(10,139)	3,033	(12,692)
Change in unrealized gain on marketable investments	—	1	—	31
	(49,439)	40,171	(24,836)	46,257
Comprehensive (Loss) Income	(22,138)	81,896	37,626	135,128

Amounts Attributable to Noncontrolling Interests
Net income	(7,746)	(10,919)	(16,170)	(20,054)
Foreign currency translation adjustments	1,001	(1,122)	454	(1,381)
Comprehensive income attributable to noncontrolling interests	(6,745)	(12,041)	(15,716)	(21,435)
Comprehensive (Loss) Income Attributable to CPA:17 – Global	$(28,883)	$69,855	$21,910	$113,693

See Notes to Consolidated Financial Statements.

CPA:17 – Global 6/30/2018 10-Q – 4

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
Six Months Ended June 30, 2018 and 2017
(in thousands, except share and per share amounts)

	CPA:17 – Global
	Total Outstanding Shares	Common Stock	Additional Paid-In Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Loss	Total CPA:17 – Global Stockholders	Noncontrolling Interests	Total
Balance at January 1, 2018	349,899,827	$349	$3,174,786	$(861,319)	$(78,420)	$2,235,396	$107,861	$2,343,257
Cumulative-effect adjustment for the adoption of new accounting pronouncement (Note 2)				8,068		8,068		8,068
Shares issued	4,980,676	5	50,175			50,180		50,180
Shares issued to affiliates	1,484,554	2	14,920			14,922		14,922
Distributions declared ($0.3250 per share)				(114,468)		(114,468)		(114,468)
Distributions to noncontrolling interests						—	(18,273)	(18,273)
Contributions from noncontrolling interests						—	706	706
Net income				46,292		46,292	16,170	62,462
Other comprehensive loss:
Foreign currency translation adjustments					(27,415)	(27,415)	(454)	(27,869)
Realized and unrealized gain on derivative instruments					3,033	3,033		3,033
Repurchase of shares	(3,454,984)	(3)	(32,703)			(32,706)		(32,706)
Balance at June 30, 2018	352,910,073	$353	$3,207,178	$(921,427)	$(102,802)	$2,183,302	$106,010	$2,289,312

Balance at January 1, 2017	343,575,840	$343	$3,106,456	$(732,613)	$(156,676)	$2,217,510	$97,494	$2,315,004
Shares issued	5,059,937	6	51,475			51,481		51,481
Shares issued to affiliates	1,316,699	1	13,326			13,327		13,327
Distributions declared ($0.3250 per share)				(112,531)		(112,531)		(112,531)
Distributions to noncontrolling interests						—	(20,468)	(20,468)
Net income				68,817		68,817	20,054	88,871
Other comprehensive income:
Foreign currency translation adjustments					57,537	57,537	1,381	58,918
Realized and unrealized loss on derivative instruments					(12,692)	(12,692)		(12,692)
Change in unrealized gain on marketable investments					31	31		31
Repurchase of shares	(2,955,998)	(3)	(27,997)			(28,000)		(28,000)
Balance at June 30, 2017	346,996,478	$347	$3,143,260	$(776,327)	$(111,800)	$2,255,480	$98,461	$2,353,941

See Notes to Consolidated Financial Statements.

CPA:17 – Global 6/30/2018 10-Q – 5

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2018	2017
Cash Flows — Operating Activities
Net Cash Provided by Operating Activities	$138,594	$119,304
Cash Flows — Investing Activities
Funding for build-to-suit projects and expansions	(16,256)	(9,197)
Return of capital from equity investments in real estate	12,670	26,278
Capital contributions to equity investments in real estate	(6,410)	(149,074)
Capital expenditures on owned real estate	(2,143)	(1,425)
Proceeds from insurance settlements	1,874	—
Payment of deferred acquisition fees to an affiliate	(1,671)	(1,979)
Acquisitions of real estate and direct financing leases	(1,333)	(11,439)
Other investing activities, net	975	1,014
Value added taxes paid in connection with acquisition of real estate	(885)	(1,792)
Proceeds from sale of real estate	—	111,279
Proceeds from repayment of preferred equity interest	—	27,000
Value added taxes refunded in connection with acquisition of real estate	—	5,412
Net Cash Used in Investing Activities	(13,179)	(3,923)
Cash Flows — Financing Activities
Distributions paid	(113,978)	(111,973)
Proceeds from issuance of shares	50,180	51,481
Repurchase of shares	(32,706)	(28,000)
Repayments of Senior Credit Facility	(29,471)	(40,677)
Scheduled payments and prepayments of mortgage principal	(23,966)	(329,641)
Distributions to noncontrolling interests	(18,273)	(20,468)
Proceeds from Senior Credit Facility	13,590	67,261
Contributions from noncontrolling interests	706	—
Payment of financing costs and mortgage deposits, net of deposits refunded	(11)	(966)
Proceeds from mortgage financing	—	178,695
Other financing activities, net	—	(612)
Net Cash Used in Financing Activities	(153,929)	(234,900)
Change in Cash and Cash Equivalents and Restricted Cash During the Period
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(1,632)	6,392
Net decrease in cash and cash equivalents and restricted cash	(30,146)	(113,127)
Cash and cash equivalents and restricted cash, beginning of period	145,108	300,153
Cash and cash equivalents and restricted cash, end of period	$114,962	$187,026
See Notes to Consolidated Financial Statements.

CPA:17 – Global 6/30/2018 10-Q – 6

CORPORATE PROPERTY ASSOCIATES 17 – GLOBAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Organization

Corporate Property Associates 17 – Global Incorporated, or CPA:17 – Global, and together with its consolidated subsidiaries, we, us, or our, is a publicly owned REIT that invests primarily in commercial real estate properties leased to companies both domestically and internationally. We were formed in 2007 and are managed by W. P. Carey Inc., or WPC, through one of its subsidiaries, or collectively our Advisor. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income and the level of our distributions, among other factors. We earn revenue primarily by leasing the properties we own to single corporate tenants, predominantly on a triple-net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation due to the timing of new lease transactions, lease terminations, lease expirations, contractual rent adjustments, tenant defaults, sales of properties, and changes in foreign currency exchange rates.

Substantially all of our assets and liabilities are held by CPA:17 Limited Partnership, or the Operating Partnership, and at June 30, 2018, we owned 99.99% of general and limited partnership interests in the Operating Partnership. The remaining interest in the Operating Partnership is held by a subsidiary of WPC.

At June 30, 2018, our portfolio was comprised of full or partial ownership interests in 411 properties, substantially all of which were fully-occupied and triple-net leased to 114 tenants, and totaled approximately 44.4 million square feet with a weighted-average lease term of 11.3 years and an occupancy rate of 99.7%. In addition, our portfolio was comprised of full or majority ownership interests in 38 operating properties, including 37 self-storage properties and one hotel property, for an aggregate of approximately 2.7 million square feet.

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

We raised aggregate gross proceeds of approximately $2.9 billion from our initial public offering, which closed in April 2011, and our follow-on offering, which closed in January 2013. We have fully invested the proceeds from our initial and follow-on public offerings. In addition, from inception through June 30, 2018, $726.2 million of distributions to our shareholders were reinvested in our common stock through our Distribution Reinvestment Plan, or DRIP.

On June 17, 2018, we entered into a merger agreement with WPC and certain of its subsidiaries, or the Merger Agreement, pursuant to which we will merge with and into one of WPC’s subsidiaries, or the Proposed Merger. If the Proposed Merger is consummated, our stockholders will receive a fixed exchange ratio of 0.160 shares of WPC common stock for each share of our common stock. See Note 3 for additional information on the Proposed Merger.

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

CPA:17 – Global 6/30/2018 10-Q – 7

Notes to Consolidated Financial Statements (Unaudited)

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

At both June 30, 2018 and December 31, 2017, we considered 21 entities VIEs, nine of which we consolidated as we are considered the primary beneficiary and one of which we accounted for as a loan receivable. The following table presents a summary of selected financial data of the consolidated VIEs, included in the consolidated balance sheets (in thousands):

	June 30, 2018	December 31, 2017
Real estate — Land, buildings and improvements	$98,620	$109,426
Operating real estate — Land, buildings and improvements	88,167	80,658
Net investments in direct financing leases	311,466	312,234
In-place lease intangible assets	8,501	8,650
Accumulated depreciation and amortization	(22,883)	(26,395)
Assets held for sale, net	3,189	—
Accounts receivable and other assets, net	65,752	73,620
Total assets	559,152	567,929

Mortgage debt, net	$102,979	$104,213
Accounts payable, accrued expenses and other liabilities	11,916	12,693
Deferred income taxes	10,251	12,374
Total liabilities	125,509	129,662

At both June 30, 2018 and December 31, 2017, we had 11 unconsolidated VIEs, all of which we account for under the equity method of accounting. We do not consolidate these entities because we are not the primary beneficiary and the nature of our involvement in the activities of these entities allows us to exercise significant influence on, but does not give us power over, decisions that significantly affect the economic performance of these entities. As of June 30, 2018 and December 31, 2017, the net carrying amount of our investments in these entities was $275.4 million and $282.0 million, respectively, and our maximum exposure to loss in these entities was limited to our investments.

CPA:17 – Global 6/30/2018 10-Q – 8

Notes to Consolidated Financial Statements (Unaudited)

At both June 30, 2018 and December 31, 2017, we had an investment in a tenancy-in-common interest in a portfolio of international properties. Consolidation of this investment is not required as such interest does not qualify as a VIE and does not meet the control requirement for consolidation. Accordingly, we account for this investment using the equity method of accounting. We use the equity method of accounting because the shared decision-making involved in a tenancy-in-common interest investment provides us with significant influence on the operating and financial decisions of this investment.

At times, the carrying value of our equity investments may fall below zero for certain investments. We intend to fund our share of the jointly owned investments’ future operating deficits should the need arise. However, we have no legal obligation to pay for any of the liabilities of such investments nor do we have any legal obligation to fund operating deficits. At both June 30, 2018 and December 31, 2017, none of our equity investments had carrying values below zero.

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

Restricted Cash — In connection with our adoption of Accounting Standards Update, or ASU, 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, as described below, we revised our condensed consolidated statements of cash flows to include restricted cash when reconciling the beginning-of-period and end-of-period cash amounts shown on the statement of cash flows. As a result, we retrospectively revised prior periods presented to conform to the current period presentation. Restricted cash primarily consists of security deposits and amounts required to be reserved pursuant to lender agreements for debt service, capital improvements and real estate taxes.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total presented in the consolidated statement of cash flows.

	June 30, 2018	December 31, 2017
Cash and cash equivalents	$90,994	$119,094
Restricted cash (a)	23,968	26,014
Total cash and cash equivalents, and restricted cash	$114,962	$145,108
__________

(a)	Restricted cash is included within Accounts receivable and other assets, net on our consolidated balance sheet.

Recent Accounting Pronouncements

Pronouncements Adopted as of June 30, 2018

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

CPA:17 – Global 6/30/2018 10-Q – 9

Notes to Consolidated Financial Statements (Unaudited)

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

Revenue from contracts with customers primarily represents Operating real estate income of $11.8 million and $9.6 million for the three months ended June 30, 2018 and 2017, respectively, and $24.0 million and $18.9 million for the six months ended June 30, 2018 and 2017, respectively. Operating real estate income is primarily comprised of revenues from our self-storage portfolio as well as room rentals and food and beverage services at our hotel. We identified a single performance obligation for each distinct service. Performance obligations are typically satisfied at a point in time, at the time of sale, or at the rendering of the service. Fees are generally determined to be fixed. Payment is typically due immediately following the delivery of the service.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 intends to reduce diversity in practice for certain cash flow classifications, including, but not limited to (i) debt prepayment or debt extinguishment costs, (ii) contingent consideration payments made after a business combination, (iii) proceeds from the settlement of insurance claims, and (iv) distributions received from equity method investees. We retrospectively adopted this guidance for our interim and annual periods beginning January 1, 2018. As a result, we reclassified debt extinguishment costs from net cash provided by operating activities to net cash used in financing activities on the condensed consolidated statement of cash flows for the six months ended June 30, 2017. The adoption of ASU 2016-15 did not have a material impact on our consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 intends to reduce diversity in practice for the classification and presentation of changes in restricted cash on the statement of cash flows. ASU 2016-18 requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. We adopted ASU 2016-18 on January 1, 2018 and have retrospectively applied this standard to our condensed consolidated statements of cash flows for the six months ended June 30, 2018 and 2017. See Restricted Cash above for additional information.

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

CPA:17 – Global 6/30/2018 10-Q – 10

Notes to Consolidated Financial Statements (Unaudited)

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

In addition to the sale of the I-drive Property, we restructured the $50.0 million loan, referred to as the I-drive Wheel Loan, to fund the construction of an observation wheel, which we refer to as the I-drive Wheel. This resulted in the elimination of our participation in the expected residual profits, with the loan no longer qualifying as an acquisition, development and construction of real estate arrangement, or ADC Arrangement, pursuant to the equity method of accounting. The gain recognized upon restructuring of the I-drive Wheel Loan of $16.4 million was deferred during 2017. As a result of the adoption of ASU 2017-05, the loan restructuring is now recognized as a receivable purchased at a discount of $18.6 million (which represents the carrying value of the ADC Arrangement upon restructuring on March 17, 2017) and will accrete up to the fair value of the loan in the amount of $35.0 million until maturity in December 2018. Accordingly, as of January 1, 2018, we recognized (i) a reduction of $16.4 million to Accounts payable, accrued expenses and other liabilities, (ii) a reduction of $10.4 million to Accounts receivable and other assets, net and (iii) an adjustment to the opening balance of stockholders’ equity for the accretion of the loan related to prior periods, using the effective interest method, of $6.0 million.

Pronouncements to be Adopted after June 30, 2018

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 modifies the principles for the recognition, measurement, presentation, and disclosure of leases for both parties to a contract, the lessee and the lessor. ASU 2016-02 provides new guidelines that change the accounting for leasing arrangements for lessees, whereby their rights and obligations under substantially all leases, existing and new, would be capitalized and recorded on the balance sheet. For lessors, however, the accounting remains largely equivalent to the current model, with the distinction between operating, sales-type, and direct financing leases retained, but updated to align with certain changes to the lessee model and the new revenue recognition standard. ASU 2016-02 also replaces existing sale-leaseback guidance with a new model that requires symmetrical accounting between the seller-lessee and buyer-lessor. Additionally, ASU 2016-02 requires lessors to record costs paid directly by a lessee on behalf of a lessor (e.g., real estate taxes and insurance costs) on a gross basis and will require extensive quantitative and qualitative disclosures.

Early application is permitted for all entities. ASU 2016-02 provides two transition methods. The first transition method allows for application of the new model at the beginning of the earliest comparative period presented. Under the second transition method, comparative periods would not be restated, with any cumulative effect adjustments recognized in the opening balance of retained earnings in the period of adoption. In addition, a practical expedient was recently issued by the FASB, which allows for lessors to combine non-lease components with related lease components if certain conditions are met. Further, in March 2018, the FASB approved, but has not yet finalized or issued, an update to allow lessors to make a policy election to record certain costs (e.g., insurance) paid directly by the lessee net, if the uncertainty regarding these variable amounts is not expected to ultimately be resolved. We will adopt this guidance for our interim and annual periods beginning January 1, 2019 and expect to use the second transition method. ASU 2016-02 is expected to impact our consolidated financial statements as we have certain operating office and land lease arrangements for which we are the lessee and also certain lease arrangements that include common area maintenance services (non-lease components) where we are the lessor. We are evaluating the impact of ASU 2016-02 and have not yet determined if it will have a material impact on our business or our consolidated financial statements.

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

CPA:17 – Global 6/30/2018 10-Q – 11

Notes to Consolidated Financial Statements (Unaudited)

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

The following tables present a summary of fees we paid, expenses we reimbursed, and distributions we made to our Advisor and other affiliates in accordance with the relevant agreements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Amounts Included in the Consolidated Statements of Income
Asset management fees	$7,493	$7,339	$14,985	$14,664
Available Cash Distributions	5,185	6,971	11,355	13,781
Personnel and overhead reimbursements	1,826	2,310	3,591	4,601
Interest expense on deferred acquisition fees	60	68	124	132
Director compensation	40	53	80	106
	$14,604	$16,741	$30,135	$33,284
Advisor Fees Capitalized
Current acquisition fees	$127	$3,537	$130	$3,823
Deferred acquisition fees	101	2,829	104	3,058
Personnel and overhead reimbursements	—	379	50	486
	$228	$6,745	$284	$7,367

The following table presents a summary of amounts included in Due to affiliates in the consolidated financial statements (in thousands):

	June 30, 2018	December 31, 2017
Due to Affiliates
Deferred acquisition fees, including interest	$4,771	$6,564
Asset management fees payable	2,498	2,435
Reimbursable costs	2,078	2,162
Accounts payable	163	175
Current acquisition fees	—	131
	$9,510	$11,467

CPA:17 – Global 6/30/2018 10-Q – 12

Notes to Consolidated Financial Statements (Unaudited)

Acquisition and Disposition Fees

We pay our Advisor acquisition fees for structuring and negotiating investments and related mortgage financing on our behalf, a portion of which is payable upon acquisition of investments, with the remainder subordinated to the achievement of a preferred return, which is a non-compounded cumulative distribution of 5.0% per annum (based initially on our invested capital). Acquisition fees payable to our Advisor with respect to our long-term, net-leased investments are 4.5% of the total cost of those investments and are comprised of a current portion of 2.5%, typically paid upon acquisition, and a deferred portion of 2.0%, typically paid over three years and subject to the 5.0% preferred return described above. The preferred return was achieved as of each of the cumulative periods ended June 30, 2018 and December 31, 2017. For certain types of non-long term net-leased investments, initial acquisition fees are between 1.0% and 1.75% of the equity invested plus the related acquisition fees, with no portion of the payment being deferred. Unpaid installments of deferred acquisition fees are included in Due to affiliates in the consolidated financial statements. Unpaid installments of deferred acquisition fees bear interest at an annual rate of 5.0%. The cumulative total acquisition costs, including acquisition fees paid to our Advisor, may not exceed 6.0% of the aggregate contract purchase price of all investments, which is measured at the end of each year. Our cumulative total acquisition costs have not exceeded the amount that would require our Advisor to reimburse us.

Our Advisor may be entitled to receive a disposition fee equal to the lesser of (i) 50.0% of the competitive real estate commission (as defined in the advisory agreement) or (ii) 3.0% of the contract sales price of the investment being sold; however, payment of such fees is subordinated to the 5.0% preferred return. These fees are payable at the discretion of our board of directors.

Asset Management Fees

As described in the advisory agreement, we pay our Advisor asset management fees that vary based on the nature of the underlying investment. We pay 0.5% per annum of average market value for long-term net leases and certain other types of real estate investments, and 1.5% to 1.75% per annum of average equity value for certain types of securities. Asset management fees are payable in cash and/or shares of our common stock at our option, after consultation with our Advisor. If our Advisor receives all or a portion of its fees in shares, the number of shares issued is determined by dividing the dollar amount of fees by our most recently published estimated net asset value per share, or NAV, which was $10.04 as of December 31, 2017. Through May 31, 2018, all asset management fees earned by the Advisor were payable in shares of our common stock. In light of the Proposed Merger, in June 2018 our board of directors approved the payment of all asset management fees in cash instead of shares of our common stock, effective as of June 1, 2018. At June 30, 2018, our Advisor owned 16,131,967 shares (4.6%) of our common stock. Asset management fees are included in Property expenses in the consolidated financial statements.

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

CPA:17 – Global 6/30/2018 10-Q – 13

Notes to Consolidated Financial Statements (Unaudited)

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

Proposed Merger

On June 17, 2018, we entered into the Merger Agreement with WPC and certain of its subsidiaries, pursuant to which we will merge with and into one of WPC’s subsidiaries. If the Proposed Merger is consummated, each share of our issued and outstanding common stock (excluding shares held by WPC and its subsidiaries) will be canceled and, in exchange for cancellation of such share, the rights attaching to such share will be converted automatically into the right to receive 0.160 shares of WPC common stock. All stockholders that are entitled to receive fractional shares of WPC will receive cash in lieu of such fractional shares.

On July 27, 2018 WPC filed a registration statement on Form S-4, which is currently under review by the SEC, to register the shares of its common stock to be issued to our stockholders in connection with the Proposed Merger. The Form S-4 includes a joint proxy statement that we intend to mail to our stockholders in connection with the Proposed Merger. The Proposed Merger and related transactions are subject to a number of closing conditions, including approvals by our stockholders and the stockholders of WPC. If these approvals are obtained and the other closing conditions are met, we currently expect the Proposed Merger to close at or around December 31, 2018, although there can be no assurance that the transaction will close at that time or at all.

Under the terms of the Merger Agreement, a special committee composed of our independent directors was permitted to solicit, receive, evaluate, and enter into negotiations with respect to alternative proposals from third parties through July 18, 2018. There were no qualifying proposals received through that date.

In light of the Proposed Merger, in June 2018, our board of directors suspended our DRIP, as well as repurchases of shares of our common stock from our stockholders under our quarterly discretionary redemption plan, except for special circumstance redemptions.

During the three and six months ended June 30, 2018, we have incurred expenses related to the Proposed Merger totaling approximately $2.3 million, which is included in Merger and other expenses in our consolidated financial statements. Further details concerning the Proposed Merger are described in a Form 8-K that we filed with the SEC on June 18, 2018.

Jointly Owned Investments and Other Transactions with Affiliates

At June 30, 2018, we owned interests ranging from 6% to 97% in jointly owned investments, with the remaining interests held by affiliates or by third parties. We consolidate certain of these investments and account for the remainder under the equity method of accounting. We also owned an interest in a jointly controlled tenancy-in-common interest in several properties, which we account for under the equity method of accounting (Note 6). At December 31, 2017, we had $0.2 million due from an affiliate primarily related to one of our jointly owned investments, which has since been repaid.

CPA:17 – Global 6/30/2018 10-Q – 14

Notes to Consolidated Financial Statements (Unaudited)

Note 4. Real Estate, Operating Real Estate and Assets Held for Sale

Real Estate — Land, Buildings and Improvements

Real estate, which consists of land and buildings leased to others, at cost, and which are subject to operating leases, is summarized as follows (in thousands):

	June 30, 2018	December 31, 2017
Land	$557,277	$567,113
Buildings and improvements	2,175,385	2,200,901
Real estate under construction (a)	27,958	4,597
Less: Accumulated depreciation	(377,967)	(354,668)
	$2,382,653	$2,417,943
__________

(a)	Amount as of June 30, 2018 includes accrued capitalized costs of $13.3 million.

During the six months ended June 30, 2018, the U.S. dollar strengthened against the euro, as the end-of-period rate for the U.S. dollar in relation to the euro decreased by 2.8% to $1.1658 from $1.1993. As a result, the carrying value of our real estate decreased by $32.8 million from December 31, 2017 to June 30, 2018.

Depreciation expense, including the effect of foreign currency translation, on our real estate was $16.5 million and $15.9 million for the three months ended June 30, 2018 and 2017, respectively and $33.8 million and $32.2 million for the six months ended June 30, 2018 and 2017, respectively.

Real Estate Under Construction

At June 30, 2018 and December 31, 2017, we had two and three build-to-suit investments that were still under construction. During the six months ended June 30, 2018, we completed one of our build-to-suit investments, which had a total cost of $5.8 million and was placed into service. The aggregate unfunded commitment on our build-to-suit investments and certain other tenant improvements totaled approximately $40.2 million and $56.5 million at June 30, 2018 and December 31, 2017, respectively.

Operating Real Estate — Land, Buildings and Improvements

Operating real estate, which consists of our wholly owned domestic self-storage operations and a majority ownership in one hotel, at cost, is summarized as follows (in thousands):

	June 30, 2018	December 31, 2017
Land	$90,560	$90,042
Buildings and improvements	254,520	250,730
Real estate under construction (a)	3,630	—
Less: Accumulated depreciation	(29,977)	(26,087)
	$318,733	$314,685
__________

(a)	Primarily represents restoration costs on our hotel property, which was impacted by Hurricane Irma as noted below.

Depreciation expense on our operating real estate was $2.2 million and $1.7 million, for the three months ended June 30, 2018 and 2017, respectively, and $3.9 million and $3.3 million for the six months ended June 30, 2018 and 2017, respectively.

CPA:17 – Global 6/30/2018 10-Q – 15

Notes to Consolidated Financial Statements (Unaudited)

Hurricane Impact Update

Hurricane Irma made landfall in September 2017, which directly impacted our hotel in Miami, Florida, leased to Shelborne Operating Associates, LLC, or the Shelborne Hotel. The hotel sustained damage and has since been operating at less than full capacity. We believe all of the damages are covered by our insurance policy, apart from the estimated insurance deductible of $1.8 million and certain professional fees. In May 2018, in response to a delay in collecting our outstanding insurance receivables, we filed a complaint against our insurance carrier in the State of Florida. As such, we assessed the outstanding insurance receivable for collectability and recorded a reserve for insurance receivables totaling $2.0 million for both the three and six months ended June 30, 2018 (Note 11), which is included within Operating real estate expenses on our consolidated financial statements. We will continue to assess the collectability of the insurance proceeds on a periodic basis. At June 30, 2018, we had $23.2 million of insurance receivables, net of reserves, in Accounts receivable and other assets on our consolidated financial statements. As a result of filing the complaint, the amount payable to our third-party insurance adjuster was reduced by $1.2 million, as per our contractual arrangement, which we recorded as a reduction to expenses within Other income and (expenses) on our consolidated financial statements during both the three and six months ended June 30, 2018.

Through June 30, 2018, we received $3.2 million of insurance proceeds for remediation and restoration costs. During the second quarter of 2018, we reassessed the estimated allocation of insurance proceeds that we received through June 30, 2018 and determined that these were solely related to property damages. In addition to the above, we have business interruption insurance coverage pertaining to the operating losses that resulted from Hurricane Irma. We will record revenue for covered business interruption when both the recovery is probable and contingencies have been resolved with the insurance carrier.

We are still assessing the impact of the hurricane to the Shelborne Hotel, and as a result, the final damages incurred could vary significantly from our estimate and additional remediation work may be performed. Any changes in estimates for property damage will be recorded in the periods in which they are determined and any additional work will be recorded in the periods in which it is performed.

The aggregate unfunded commitment on the estimated remaining repairs remaining at our Shelborne Hotel totaled approximately $28.2 million at June 30, 2018.

Assets Held for Sale, Net

At June 30, 2018, Assets held for sale consisted of a net-leased property located in Waldaschaff, Germany. On June 15, 2018, we entered into an agreement to sell this property for $7.7 million (amount is based on the exchange rate of the euro on the date of the agreement). There can be no assurance that we will be able to sell this facility for that amount, or at all. At December 31, 2017, we did not have any properties classified as Assets held for sale. See Note 13 for more information for our disposition and properties held for sale.

Below is a summary of our properties held for sale (in thousands):

	June 30, 2018 (a)	December 31, 2017
Land, buildings and improvements, net	$3,189	$—
Assets held for sale, net	$3,189	$—
__________

(a)	Amounts reflect $3.8 million related to an asset retirement obligation that buyer will assume upon consummation of the sale.

Note 5. Finance Receivables

Assets representing rights to receive money on demand or at fixed or determinable dates are referred to as finance receivables. Our finance receivables portfolio consists of our Net investments in direct financing leases and loans receivable. Operating leases are not included in finance receivables as such amounts are not recognized as an asset in the consolidated financial statements. Our loans receivable are included in Accounts receivable and other assets, net in the consolidated financial statements. Earnings from our loans receivable are included in Other interest income in the consolidated financial statements.

CPA:17 – Global 6/30/2018 10-Q – 16

Notes to Consolidated Financial Statements (Unaudited)

At June 30, 2018 and December 31, 2017, we had five loans receivable with outstanding balances of $104.8 million and $110.5 million, respectively, which are included in Accounts receivable and other assets, net in the consolidated financial statements. The adoption of ASU 2017-05 impacted our outstanding loan receivable balance at June 30, 2018. See Note 2 for more details.

On January 8, 2015, we provided a mezzanine loan of $30.0 million to a subsidiary of 1185 Broadway LLC for the development of a hotel on a parcel of land in New York, New York. The mezzanine loan is collateralized by an equity interest in a subsidiary of 1185 Broadway LLC. On July 2, 2018, we received full repayment of this $30.0 million mezzanine loan (Note 15).

In January 2018, The New York Times Company, a tenant at one of our properties, exercised its bargain purchase option to acquire the property for $250.0 million in 2019. There can be no assurance that such repurchase will be completed.

Credit Quality of Finance Receivables

We generally invest in facilities that we believe are critical to a tenant’s business and therefore have a lower risk of tenant default. At June 30, 2018 and December 31, 2017, we had $1.9 million and $1.1 million, respectively, of finance receivable balances that were past due, of which we established allowances for credit losses of $1.5 million and $0.7 million, respectively.

During both the three and six months ended June 30, 2018, we recognized an allowance for credit losses totaling $6.2 million on two of our net-lease properties that are classified as direct financing leases due to the tenant informing us they will be going out of business and vacating the properties (Note 8). We evaluate the credit quality of our finance receivables utilizing an internal five-point credit rating scale, with one representing the highest credit quality and five representing the lowest. The credit quality evaluation of our finance receivables is updated quarterly.

A summary of our finance receivables by internal credit quality rating is as follows (dollars in thousands):

	Number of Tenants / Obligors at		Carrying Value at
Internal Credit Quality Indicator	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
1	—	—	$—	$—
2	2	2	63,102	62,744
3	10	8	390,957	379,621
4	5	8	127,111	165,413
5	2	1	25,188	11,950
			$606,358	$619,728

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

CPA:17 – Global 6/30/2018 10-Q – 17

Notes to Consolidated Financial Statements (Unaudited)

The following table presents Equity in earnings of equity method investments in real estate, which represents our proportionate share of the income or losses of these investments, as well as amortization of basis differences related to purchase accounting adjustments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Equity Earnings from Equity Investments:
Net Lease	$11,745	$2,475	$16,447	$7,430
All Other (a) (b) (c)	2	460	595	(1,648)
	11,747	2,935	17,042	5,782
Amortization of Basis Differences on Equity Investments:
Net Lease	(525)	(562)	(1,060)	(1,125)
All Other (a) (b) (c)	(77)	(103)	(154)	(402)
	(602)	(665)	(1,214)	(1,527)
Equity in earnings of equity method investments in real estate	$11,145	$2,270	$15,828	$4,255
__________

(a)
On October 3, 2017 we restructured our Shelborne Hotel investment. All equity interests in the investment were transferred to us in satisfaction of the underlying loan. Simultaneously, we transferred a 4.5% minority interest back to one of the original equity partners in exchange for a cash contribution of $4.0 million. As a result of the restructuring, we became the managing member with controlling financial interest in the investment. The minority interests have no decision-making control. Since the construction is now complete and the loan has been satisfied, we determined that this investment should no longer be accounted for as an ADC Arrangement and, as a result, have consolidated this investment as of the restructure date.

(b)
On May 19, 2017, we received the full repayment of our preferred equity interest in BPS Nevada LLC; therefore, the preferred equity interest was retired as of that date. As a result, the three and six months ended June 30, 2018 in the table above does not include any activity related to this investment.

(c)
On March 17, 2017, we restructured our investment in IDL Wheel Tenant, LLC (Note 13) and, as a result, this investment is accounted for as a loan receivable, included in Accounts receivable and other assets, net in the consolidated financial statements, and is no longer accounted for as an ADC Arrangement under the equity method of accounting.

CPA:17 – Global 6/30/2018 10-Q – 18

Notes to Consolidated Financial Statements (Unaudited)

The following table sets forth our ownership interests in our equity method investments in real estate and their respective carrying values (dollars in thousands):

		Ownership Interest at	Carrying Value at
Lessee/Equity Investee	Co-owner	June 30, 2018	June 30, 2018	December 31, 2017
Net Lease:
Hellweg Die Profi-Baumärkte GmbH & Co. KG (referred to as Hellweg 2) (a) (b)	WPC	37%	$107,125	$109,933
Kesko Senukai (a)	Third Party	70%	55,769	58,136
Jumbo Logistiek Vastgoed B.V. (a) (c)	WPC	85%	52,090	55,162
U-Haul Moving Partners, Inc. and Mercury Partners, LP (b)	WPC	12%	35,053	35,897
Bank Pekao S.A. (a) (b)	CPA:18 – Global	50%	23,945	25,582
BPS Nevada, LLC (b) (d)	Third Party	15%	23,435	23,455
State Farm Automobile Co.(b)	CPA:18 – Global	50%	15,261	16,072
Berry Global Inc. (b)	WPC	50%	14,045	14,476
Tesco Global Aruhazak Zrt. (a) (b)	WPC	49%	10,266	10,707
Eroski Sociedad Cooperativa — Mallorca (a)	WPC	30%	7,352	7,629
Apply Sørco AS (referred to as Apply) (a)	CPA:18 – Global	49%	7,328	6,298
Dick’s Sporting Goods, Inc. (b)	WPC	45%	3,396	3,750
Konzum d.d. (referred to as Agrokor) (a) (b)	CPA:18 – Global	20%	3,153	3,433
			358,218	370,530
All Other:
BG LLH, LLC (b) (d)	Third Party	6%	39,678	38,724
			39,678	38,724
			$397,896	$409,254
__________

(a)	Carrying value of investment is impacted by fluctuations in the exchange rate of the applicable foreign currency.

(b)	This investment is a VIE.

(c)
This investment represents a tenancy-in-common interest, whereby the property is encumbered by debt for which we are jointly and severally liable. The co-obligor is WPC and the amount due under the arrangement was approximately $73.3 million at June 30, 2018. Of this amount, $62.3 million represents the amount we are liable for and is included within the carrying value of this investment at June 30, 2018.

(d)
This investment is reported using the hypothetical liquidation at book value model, which may be different then pro rata ownership percentages, primarily due to the complex capital structure of the partnership agreement.

Aggregate distributions from our interests in unconsolidated real estate investments were $14.8 million and $12.4 million for the three months ended June 30, 2018 and 2017, respectively, and $26.6 million and $33.7 million, for the six months ended June 30, 2018 and 2017, respectively. At June 30, 2018 and December 31, 2017, the unamortized basis differences on our equity investments were $25.0 million and $26.3 million, respectively.

CPA:17 – Global 6/30/2018 10-Q – 19

Notes to Consolidated Financial Statements (Unaudited)

Note 7. Intangible Assets and Liabilities

In-place lease intangibles are included in In-place lease intangible assets in the consolidated financial statements. Above-market rent and below-market ground lease and other (as lessee) intangibles are included in Other intangible assets in the consolidated financial statements. Goodwill is included in Accounts receivable and other assets, net in the consolidated financial statements. Below-market rent and above-market ground lease (as lessor) intangibles are included in Below-market rent and other intangible liabilities, net in the consolidated financial statements.

Intangible assets and liabilities are summarized as follows (in thousands):

		June 30, 2018			December 31, 2017
	Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-Lived Intangible Assets
In-place lease	4 – 53	$623,441	$(229,845)	$393,596	$629,961	$(213,641)	$416,320
Above-market rent	7 – 40	96,656	(33,643)	63,013	98,162	(31,533)	66,629
Below-market ground leases and other	55 – 94	12,686	(842)	11,844	12,842	(726)	12,116
		732,783	(264,330)	468,453	740,965	(245,900)	495,065
Indefinite-Lived Intangible Assets
Goodwill		304	—	304	304	—	304
Total intangible assets		$733,087	$(264,330)	$468,757	$741,269	$(245,900)	$495,369

Finite-Lived Intangible Liabilities
Below-market rent	7 – 53	$(81,747)	$23,865	$(57,882)	$(82,259)	$22,121	$(60,138)
Above-market ground lease	49 – 88	(1,145)	67	(1,078)	(1,145)	61	(1,084)
Total intangible liabilities		$(82,892)	$23,932	$(58,960)	$(83,404)	$22,182	$(61,222)

Amortization of below-market rent and above-market rent intangibles is recorded as an adjustment to Rental income; amortization of below-market ground lease and other and above-market ground lease intangibles is included in Property expenses; and amortization of in-place lease intangibles is included in Depreciation and amortization expense on our consolidated financial statements. Amortization of below- and above-market rent intangibles, including the effect of foreign currency translation, decreased Rental income by $0.3 million for both the three months ended June 30, 2018 and 2017, respectively, and decreased Rental income by $0.7 million and increased Rental income by $18.5 million for the six months ended June 30, 2018 and 2017, respectively. The six months ended June 30, 2017 includes the impact of a below-market rent intangible liability write-off of $15.7 million recognized in conjunction with a lease modification that occurred during six months ended June 30, 2017 (Note 13). Net amortization expense of all of our other net intangible assets totaled $9.2 million and $10.5 million for the three months ended June 30, 2018 and 2017, respectively, and $18.5 million and $23.3 million for the six months ended June 30, 2018 and 2017, respectively.

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

CPA:17 – Global 6/30/2018 10-Q – 20

Notes to Consolidated Financial Statements (Unaudited)

Items Measured at Fair Value on a Recurring Basis

The methods and assumptions described below were used to estimate the fair value of each class of financial instrument. For significant Level 3 items, we have also provided the unobservable inputs.

Derivative Assets — Our derivative assets, which are included in Accounts receivable and other assets, net in the consolidated financial statements, are comprised of interest rate caps, interest rate swaps, foreign currency forward contracts, stock warrants, and foreign currency collars (Note 9). The interest rate caps, interest rate swaps, foreign currency forward contracts, and foreign currency collars were measured at fair value using readily observable market inputs, such as quotations on interest rates, and were classified as Level 2 as these instruments are custom, over-the-counter contracts with various bank counterparties that are not traded in an active market. The stock warrants were measured at fair value using internal valuation models that incorporated market inputs and our own assumptions about future cash flows. We classified these assets as Level 3 because they are not traded in an active market.

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

We did not have any transfers into or out of Level 1, Level 2, and Level 3 measurements during the three and six months ended June 30, 2018 and 2017. Gains and losses (realized and unrealized) recognized on items measured at fair value on a recurring basis included in earnings are reported within Other gains and (losses) on our consolidated financial statements.

Our other financial instruments had the following carrying values and fair values as of the dates shown (dollars in thousands):

		June 30, 2018		December 31, 2017
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Mortgage debt, net (a) (b)	3	$1,811,822	$1,810,657	$1,849,459	$1,864,043
Loans receivable (c) (d)	3	104,819	110,500	110,500	110,500
CMBS (e)	3	1,144	1,144	6,548	7,237
___________

(a)	The carrying value of Mortgage debt, net includes unamortized deferred financing costs of $6.8 million and $7.9 million at June 30, 2018 and December 31, 2017, respectively.

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

(d)	Carrying value amount at June 30, 2018 includes the impact of adopting ASU 2017-05 (Note 2).

(e)
At both June 30, 2018 and December 31, 2017, we had two separate tranches of CMBS investments. The carrying values of our CMBS investments are inclusive of impairment charges for both periods presented.

We estimated that our other financial assets and liabilities, including the amounts outstanding under the Senior Credit Facility (Note 10), but excluding net investments in direct financing leases, had fair values that approximated their carrying values at both June 30, 2018 and December 31, 2017.

CPA:17 – Global 6/30/2018 10-Q – 21

Notes to Consolidated Financial Statements (Unaudited)

Items Measured at Fair Value on a Non-Recurring Basis (Including Impairment Charges and Other Credit Losses)

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

The following table presents information about the assets for which we recorded impairment charges and other credit losses that were measured at fair value on a non-recurring basis (in thousands):

	Three Months Ended June 30, 2018		Three Months Ended June 30, 2017
	Fair Value Measurements	Total Impairment Charges and Other Credit Losses	Fair Value Measurements	Total Impairment Charges and Other Credit Losses
Impairment Charges and Other Credit Losses
Net investments in direct financing leases	$13,597	$6,168	$—	$—
Equity investments in real estate	—	—	4,780	2,510
		$6,168		$2,510

	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
	Fair Value Measurements	Total Impairment Charges and Other Credit Losses	Fair Value Measurements	Total Impairment Charges and Other Credit Losses
Impairment Charges and Other Credit Losses
Net investments in direct financing leases	$13,597	$6,168	$—	$—
CMBS	1,144	5,404	—	—
Real estate	—	—	4,719	4,519
Equity investments in real estate	—	—	4,780	2,510
		$11,572		$7,029

Net Investment in Direct Financing Leases

During both the three and six months ended June 30, 2018, we recognized an allowance for credit losses totaling $6.2 million on two properties classified as direct financing leases due to the tenant informing us that it will be going out of business and vacating the properties. We assessed the carrying amount of these properties for recoverability and, as a result of the decreased expected cash flows, we determined that the carrying value of the properties is not fully recoverable and recognized an allowance for credit losses to reflect the change in the estimate of the future cash flows, which includes rent. At June 30, 2018, the estimated fair value of the two properties approximated $13.6 million. The fair value measurement related to the credit losses was determined by estimating discounted cash flows using three significant unobservable inputs, which are the cash flow discount rate, the residual discount rate, and the residual capitalization rate equal to 9.5%, 9.5%, and 8.3%, respectively.

CPA:17 – Global 6/30/2018 10-Q – 22

Notes to Consolidated Financial Statements (Unaudited)

CMBS

During the six months ended June 30, 2018, we incurred an other-than-temporary impairment charge of $5.4 million on one of our CMBS tranches to reduce its carrying value to its estimated fair value due to defaults of certain underlying loans during the first quarter of 2018. The fair value of the CMBS portfolio after the impairment charge approximated $1.1 million. The fair value measurements related to the impairment charges were derived from third-party appraisals, which were based on input from dealers, buyers, and other market participants, as well as updates on prepayments, losses, and delinquencies within our CMBS portfolio.

Real Estate

During the six months ended June 30, 2017, we were notified by the tenant currently occupying a property that we own with an affiliate, located in Waldaschaff, Germany, that the tenant will not be renewing its lease. As a result of this information, and with the expectation that we will not be able to replace the tenant upon the lease expiration (primarily due to, among other things, the remote location of the facility and certain environmental concerns), we recognized an impairment charge of $4.5 million, which included $1.5 million attributed to a noncontrolling interest (amounts are based on the exchange rate of the euro at the date of impairment). The fair value of the property after the impairment charge approximated $4.7 million. The fair value measurement related to the impairment charge was determined by estimating discounted cash flows using a discount rate of 9.75%, which is considered a significant unobservable input. Significant increases or decreases to this input would result in a significant change in the fair value measurement. On June 15, 2018, we entered into an agreement to sell this facility (Note 4, Note 13).

We did not recognize any impairments of real estate during the three and six months ended June 30, 2018.

Equity Investments in Real Estate

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

Derivative Financial Instruments

When we use derivative instruments, it is generally to reduce our exposure to fluctuations in interest rates and foreign currency exchange rate movements. We have not entered into, and do not plan to enter into, financial instruments for trading or speculative purposes. In addition to entering into derivative instruments on our own behalf, we may also be a party to derivative instruments that are embedded in other contracts and we may be granted common stock warrants by lessees when structuring lease transactions, which are considered to be derivative instruments. The primary risks related to our use of derivative instruments include: (i) a counterparty to a hedging arrangement defaulting on its obligation and (ii) a downgrade in the credit quality of a counterparty to such an extent that our ability to sell or assign our side of the hedging transaction is impaired. While we seek to mitigate these risks by entering into hedging arrangements with large financial institutions that we deem to be creditworthy, it is possible that our hedging transactions, which are intended to limit losses, could adversely affect our earnings. Furthermore, if we terminate a hedging arrangement, we may be obligated to pay certain costs, such as transaction or breakage

CPA:17 – Global 6/30/2018 10-Q – 23

Notes to Consolidated Financial Statements (Unaudited)

fees. We have established policies and procedures for risk assessment, as well as the approval, reporting, and monitoring of derivative financial instrument activities.

We measure derivative instruments at fair value and record them as assets or liabilities, depending on our rights or obligations under the applicable derivative contract. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. For a derivative designated, and that qualified, as a cash flow hedge, the effective portion of the change in fair value of the derivative is recognized in Other comprehensive (loss) income until the hedged item is recognized in earnings. For a derivative designated, and that qualified, as a net investment hedge, the effective portion of the change in the fair value and/or the net settlement of the derivative is reported in Other comprehensive (loss) income as part of the cumulative foreign currency translation adjustment. The ineffective portion of the change in fair value of any derivative is immediately recognized in earnings.

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis on our consolidated financial statements. At both June 30, 2018 and December 31, 2017, no cash collateral had been posted or received for any of our derivative positions.

The following table sets forth certain information regarding our derivative instruments (in thousands):

Derivatives Designated as Hedging Instruments		Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
	Balance Sheet Location	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Foreign currency forward contracts	Accounts receivable and other assets, net	$14,130	$14,382	$—	$—
Interest rate swaps	Accounts receivable and other assets, net	1,235	314	—	—
Interest rate caps	Accounts receivable and other assets, net	145	201	—	—
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	—	—	(2,320)	(3,852)
Foreign currency collars	Accounts payable, accrued expenses and other liabilities	—	—	(957)	(1,431)
Derivatives Not Designated as Hedging Instruments
Stock warrants	Accounts receivable and other assets, net	1,914	1,815	—	—
Foreign currency forward contracts	Accounts receivable and other assets, net	480	86	—	—
Interest rate swap	Accounts payable, accrued expenses and other liabilities	—	—	(127)	(128)
Total derivatives		$17,904	$16,798	$(3,404)	$(5,411)

CPA:17 – Global 6/30/2018 10-Q – 24

Notes to Consolidated Financial Statements (Unaudited)

The following tables present the impact of our derivative instruments in the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized on Derivatives in Other Comprehensive (Loss) Income (Effective Portion) (a)
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships	2018	2017	2018	2017
Foreign currency forward contracts	$4,201	$(8,729)	$(23)	$(12,478)
Foreign currency collars	1,042	(945)	486	(1,002)
Interest rate swaps	448	44	2,470	1,037
Interest rate caps	(21)	(105)	(44)	(363)
Derivatives in Net Investment Hedging Relationships (b)
Foreign currency forward contracts	22	84	—	(207)
Foreign currency collar	11	(7)	(1)	(9)
Total	$5,703	$(9,658)	$2,888	$(13,022)

		Amount of Gain (Loss) Reclassified from Other Comprehensive (Loss) Income into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified to Income	Three Months Ended June 30,		Six Months Ended June 30,
		2018	2017	2018	2017
Foreign currency forward contracts	Other gains and (losses)	$1,315	$1,161	$2,807	$4,019
Interest rate swaps	Interest expense	(313)	(603)	(744)	(1,309)
Interest rate caps	Interest expense	(14)	—	(19)	—
Total		$988	$558	$2,044	$2,710
__________

(a)
Excludes net losses of $0.3 million and $0.4 million on unconsolidated jointly owned investments for the three months ended June 30, 2018 and 2017, respectively, and a net gain of $0.2 million and $0.1 million on unconsolidated jointly owned investments for the six months ended June 30, 2018 and 2017, respectively.

(b)	The effective portion of the change in fair value and the settlement of these contracts are reported in the foreign currency translation adjustment section of Other comprehensive (loss) income.

Amounts reported in Other comprehensive (loss) income related to interest rate swaps will be reclassified to Interest expense as interest is incurred on our variable-rate debt. Amounts reported in Other comprehensive (loss) income related to foreign currency derivative contracts will be reclassified to Other gains and (losses) when the hedged foreign currency contracts are settled. At June 30, 2018, we estimated that an additional $0.5 million and $7.1 million will be reclassified as interest expense and as Other gains and (losses), respectively, during the next 12 months.

The following table presents the impact of our derivative instruments in the consolidated financial statements (in thousands):

Derivatives Not in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
		2018	2017	2018	2017
Foreign currency forward contracts	Other gains and (losses)	$194	$(25)	$260	$8
Stock warrants	Other gains and (losses)	(33)	33	99	(165)
Interest rate swap	Interest expense	(23)	8	(31)	26
Swaption	Other gains and (losses)	—	(86)	—	(134)
Derivatives in Cash Flow Hedging Relationships (a)
Interest rate swaps	Interest expense	(30)	46	15	92
Foreign currency collars	Other gains and (losses)	(5)	(5)	(10)	(5)
Total		$103	$(29)	$333	$(178)
__________

CPA:17 – Global 6/30/2018 10-Q – 25

Notes to Consolidated Financial Statements (Unaudited)

(a)	Relates to the ineffective portion of the hedging relationship.

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

The interest rate swaps and caps that our consolidated subsidiaries had outstanding at June 30, 2018 are summarized as follows (currency in thousands):

Interest Rate Derivatives	Number of Instruments	Notional Amount		Fair Value at June 30, 2018 (a)
Designated as Cash Flow Hedging Instruments
Interest rate swaps	3	65,982	EUR	$(728)
Interest rate swaps	12	122,615	USD	(357)
Interest rate caps	4	132,614	EUR	79
Interest rate cap	1	75,000	USD	58
Interest rate cap	1	6,394	GBP	8
Not Designated as Hedging Instrument
Interest rate swap	1	4,784	EUR	(127)
				$(1,067)
__________

(a)	Fair value amount is based on the exchange rate of the euro or British pound sterling at June 30, 2018, as applicable.

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

CPA:17 – Global 6/30/2018 10-Q – 26

Notes to Consolidated Financial Statements (Unaudited)

The following table presents the foreign currency derivative contracts we had outstanding and their designations at June 30, 2018 (currency in thousands):

Foreign Currency Derivatives	Number of Instruments	Notional Amount		Fair Value at June 30, 2018
Designated as Cash Flow Hedging Instruments
Foreign currency forward contracts	27	68,286	EUR	$14,073
Foreign currency collars	2	15,100	EUR	(919)
Foreign currency collars	3	2,000	NOK	(17)
Not Designated as Hedging Instruments
Foreign currency forward contracts	7	2,105	EUR	414
Foreign currency forward contracts	7	5,733	NOK	66
Designated as Net Investment Hedging Instruments
Foreign currency forward contracts	2	4,329	NOK	57
Foreign currency collar	1	2,500	NOK	(21)
				$13,653

Credit Risk-Related Contingent Features

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of any collateral received. No collateral was received as of June 30, 2018. At June 30, 2018, our total credit exposure was $14.2 million and the maximum exposure to any single counterparty was $8.2 million.

Some of the agreements with our derivative counterparties contain cross-default provisions that could trigger a declaration of default on our derivative obligations if we default, or are capable of being declared in default, on certain of our indebtedness. At June 30, 2018, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives that were in a net liability position was $3.5 million and $5.6 million at June 30, 2018 and December 31, 2017, respectively, which included accrued interest and any nonperformance risk adjustments. If we had breached any of these provisions at June 30, 2018 or December 31, 2017, we could have been required to settle our obligations under these agreements at their aggregate termination value of $3.6 million and $5.7 million, respectively.

Note 10. Debt

Mortgage Debt, Net

Mortgage debt, net consists of mortgage notes payable, which are primarily non-recourse and collateralized by the assignment of real estate properties. At June 30, 2018, our mortgage notes payable bore interest at fixed annual rates ranging from 1.9% to 7.4% and variable contractual annual rates ranging from 1.3% to 6.0%, with maturity dates ranging from 2018 to 2031.

Financing Activity During 2018

During the six months ended June 30, 2018, we repaid a total of $7.4 million (amount is based on the exchange rate of the euro as of the date of repayment) of principal to cure breaches of loan-to-value, or LTV, covenants on two of our non-recourse mortgage loans. In addition, we repaid one non-recourse mortgage loan totaling $3.1 million at its maturity date (amount is based on the exchange rate of the euro as of the date of repayment).

CPA:17 – Global 6/30/2018 10-Q – 27

Notes to Consolidated Financial Statements (Unaudited)

Senior Credit Facility

On August 26, 2015, we entered into a Credit Agreement with J.P. Morgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., as syndication agent, and a syndicate of other lenders, which we refer to herein as the Credit Agreement. The Credit Agreement was amended on March 31, 2016 to clarify the Restricted Payments covenant (see below); no other terms were changed. The Credit Agreement provides for a $200.0 million senior unsecured revolving credit facility, or the Revolver, and a $50.0 million delayed-draw term loan facility, or the Term Loan. We refer to the Revolver and the Term Loan together as the Senior Credit Facility, which has a maximum aggregate principal amount of $250.0 million and, subject to lender approval, an accordion feature of $250.0 million. The Senior Credit Facility was initially scheduled to mature on August 26, 2018, subject to two 12-month extension periods. On July 24, 2018, we entered into an amendment to the Credit Agreement to exercise one of our two options to extend the maturity date of the Senior Credit Facility for an additional 12-month period, which is now scheduled to mature on August 26, 2019 (Note 15).

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

The following table presents a summary of our Senior Credit Facility (dollars in thousands):

	Interest Rate at	Outstanding Balance at
Senior Credit Facility, Net	June 30, 2018	June 30, 2018	December 31, 2017
Term Loan (a)	LIBOR + 1.45%	$49,981	$49,915
Revolver:
Revolver — borrowing in yen (b)	1.50%	20,797	22,047
Revolver — borrowing in euros (b)	1.50%	15,196	29,969
		$85,974	$101,931
__________

(a)	Includes unamortized deferred financing costs and discounts.

(b)	Amounts are based on the exchange rate of the euro or yen at June 30, 2018.

On September 30, 2016, we exercised the delayed draw option on our Term Loan and borrowed $50.0 million. The Term Loan bears interest at LIBOR + 1.45%. The Revolver and Term Loan are used for our working capital needs and for new investments, as well as for general corporate purposes. During the six months ended June 30, 2018, we drew down $13.6 million from our Senior Credit Facility and repaid $29.5 million (amounts are based on the exchange rate of the euro or yen, as applicable, on the date of each draw/repayment).

We are required to ensure that the total Restricted Payments (as defined in the amended Credit Agreement) in an aggregate amount in any fiscal year does not exceed the greater of 95% MFFO and the amount of Restricted Payments required in order for us to (i) maintain our REIT status and (ii) avoid the payment of federal or state income or excise tax. Restricted Payments include quarterly dividends and the total amount of shares repurchased by us, if any, in excess of $100.0 million per year. In addition to placing limitations on dividend distributions and share repurchases, the Credit Agreement also stipulates certain customary financial covenants. We were in compliance with all such covenants at June 30, 2018.

CPA:17 – Global 6/30/2018 10-Q – 28

Notes to Consolidated Financial Statements (Unaudited)

Scheduled Debt Principal Payments

Scheduled debt principal payments for the remainder of 2018, each of the next four calendar years following December 31, 2018 and thereafter through 2031 are as follows (in thousands):

Years Ending December 31,	Total
2018 (remainder) (a)	$134,796
2019	73,412
2020	425,173
2021	447,246
2022	348,438
Thereafter through 2031	480,185
Total principal payments	1,909,250
Deferred financing costs	(6,839)
Unamortized discount, net	(4,615)
Total	$1,897,796
__________

(a)
Includes the $50.0 million Term Loan and $36.0 million Revolver outstanding at June 30, 2018 under our Senior Credit Facility. On July 24, 2018, we entered into an amendment to the Credit Agreement to exercise one of our two options to extend the maturity of the Senior Credit Facility for an additional 12-month period, from August 26, 2018 to August 26, 2019 (Note 15).

Certain amounts in the table above are based on the applicable foreign currency exchange rate at June 30, 2018. The carrying value of our Debt, net decreased by $15.6 million from December 31, 2017 to June 30, 2018 due the strengthening of the U.S. dollar relative to foreign currencies, particularly the euro, during the same period.

Note 11. Commitments and Contingencies

At June 30, 2018, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations. See Note 4 for unfunded construction commitments.

CPA:17 – Global 6/30/2018 10-Q – 29

Notes to Consolidated Financial Statements (Unaudited)

Note 12. Equity

Reclassifications Out of Accumulated Other Comprehensive Loss

The following tables present a reconciliation of changes in Accumulated other comprehensive loss by component for the periods presented (in thousands):

	Three Months Ended June 30, 2018
	Gains and (Losses) on Derivative Instruments	Gains and (Losses) on Marketable Investments	Foreign Currency Translation Adjustments	Total
Beginning balance	$6,755	$(15)	$(61,104)	$(54,364)
Other comprehensive loss before reclassifications	6,353	—	(54,804)	(48,451)
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	327	—	—	327
Other gains and (losses)	(1,315)	—	—	(1,315)
Total	(988)	—	—	(988)
Net current-period Other comprehensive loss	5,365	—	(54,804)	(49,439)
Net current-period Other comprehensive loss attributable to noncontrolling interests	—	—	1,001	1,001
Ending balance	$12,120	$(15)	$(114,907)	$(102,802)

	Three Months Ended June 30, 2017
	Gains and (Losses) on Derivative Instruments	Gains and (Losses) on Marketable Investments	Foreign Currency Translation Adjustments	Total
Beginning balance	$26,996	$(18)	$(177,827)	$(150,849)
Other comprehensive income before reclassifications	(9,581)	1	50,309	40,729
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	603	—	—	603
Other gains and (losses)	(1,161)	—	—	(1,161)
Total	(558)	—	—	(558)
Net current-period Other comprehensive income	(10,139)	1	50,309	40,171
Net current-period Other comprehensive income attributable to noncontrolling interests	—	—	(1,122)	(1,122)
Ending balance	$16,857	$(17)	$(128,640)	$(111,800)

CPA:17 – Global 6/30/2018 10-Q – 30

Notes to Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30, 2018
	Gains and (Losses) on Derivative Instruments	Gains and (Losses) on Marketable Investments	Foreign Currency Translation Adjustments	Total
Beginning balance	$9,087	$(15)	$(87,492)	$(78,420)
Other comprehensive loss before reclassifications	5,077	—	(27,869)	(22,792)
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	763	—	—	763
Other gains and (losses)	(2,807)	—	—	(2,807)
Total	(2,044)	—	—	(2,044)
Net current-period Other comprehensive loss	3,033	—	(27,869)	(24,836)
Net current-period Other comprehensive loss attributable to noncontrolling interests	—	—	454	454
Ending balance	$12,120	$(15)	$(114,907)	$(102,802)

	Six Months Ended June 30, 2017
	Gains and (Losses) on Derivative Instruments	Gains and (Losses) on Marketable Investments	Foreign Currency Translation Adjustments	Total
Beginning balance	$29,549	$(48)	$(186,177)	$(156,676)
Other comprehensive income before reclassifications	(9,982)	31	58,918	48,967
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	1,309	—	—	1,309
Other gains and (losses)	(4,019)	—	—	(4,019)
Total	(2,710)	—	—	(2,710)
Net current-period Other comprehensive income	(12,692)	31	58,918	46,257
Net current-period Other comprehensive income attributable to noncontrolling interests	—	—	(1,381)	(1,381)
Ending balance	$16,857	$(17)	$(128,640)	$(111,800)

See Note 9 for additional information on our derivative activity recognized within Other comprehensive (loss) income for the periods presented.

Distributions

During the second quarter of 2018, our board of directors declared a quarterly distribution of $0.1625 per share, which was paid on July 16, 2018 to stockholders of record on June 29, 2018, in the amount of $57.3 million. Distributions are declared at the discretion of our board of directors and are not guaranteed.

During the six months ended June 30, 2018, our board of directors declared distributions in the aggregate amount of $114.5 million, which equates to $0.3250 per share.

CPA:17 – Global 6/30/2018 10-Q – 31

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

2018 Assets Held for Sale

On June 15, 2018, we entered into an agreement to sell a net-leased property located in Waldaschaff, Germany for $7.7 million (amount is based on the exchange rate of the euro on the date of the agreement). There can be no assurance that we will be able to sell this facility for that amount, or at all. At June 30, 2018, this property was classified as held for sale and had a net asset carrying value of $3.2 million (Note 4).

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

In addition to the sale of the I-drive Property, we restructured the I-drive Wheel Loan on March 17, 2017. In connection with the restructuring of the I-drive Wheel Loan, we determined that the loan no longer qualifies as an ADC Arrangement and should no longer be accounted for as an equity investment. As a result, we reclassified the aggregate loan balance noted above to loans receivable, included in Accounts receivable and other Assets, net, which was a non-cash investing activity. A deferred gain of $16.4 million was recorded during the first quarter of 2017, which was the difference between the fair value of the remaining $35.0 million loan and the $18.6 million carrying value of our previously held equity investment on March 17, 2017. As a result of the adoption of ASU 2017-05 (Note 2), we recognized a $6.0 million cumulative effect adjustment to partially recognize the deferred gain within our opening balance sheet as of January 1, 2018. The remaining portion of the deferred gain will be recognized into income through the accretion of the loan balance during the remaining life of the loan.

CPA:17 – Global 6/30/2018 10-Q – 32

Notes to Consolidated Financial Statements (Unaudited)

KBR Property Disposition

In August 2016, we simultaneously entered into two agreements with one of our tenants, KBR, Inc., to amend the lease at one property and terminate the lease at another property, both located in Houston, Texas. The lease modification and lease termination were contingent upon one another and became effective upon disposing of one net-lease property on March 13, 2017. Upon disposition, we received proceeds of $14.1 million, net of closing costs, and recognized a gain on sale, net of tax of $1.6 million during the six months ended June 30, 2017, which was recorded under the full accrual method. In addition, as a result of the aforementioned lease modification, contractual rents were renegotiated to be at market and the existing below-market rent lease liability of $15.7 million was written off and recognized in Rental income during the six months ended June 30, 2017 (Note 7). In addition, as a result of the termination of the lease noted above, we accelerated the below-market lease intangible liabilities of $3.3 million that were also recognized in Rental income during the six months ended June 30, 2017.

We did not have any significant dispositions during both the three and six months ended June 30, 2018.

CPA:17 – Global 6/30/2018 10-Q – 33

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net Lease
Revenues (a) (b)	$93,526	$94,331	$190,518	$206,854
Operating expenses (c) (d)	(48,446)	(37,867)	(90,403)	(79,175)
Interest expense	(17,787)	(18,698)	(35,479)	(39,349)
Other income and (expenses), excluding interest expense	5,431	1,736	15,941	5,195
(Provision for) benefit from income taxes	(1,009)	(316)	(1,413)	298
Gain on sale of real estate, net of tax	—	1,171	24	2,910
Net income attributable to noncontrolling interests	(3,571)	(3,948)	(6,686)	(6,273)
Net income attributable to CPA:17 – Global	$28,144	$36,409	$72,502	$90,460
Self Storage
Revenues	$9,298	$9,031	$18,343	$17,773
Operating expenses	(5,166)	(6,340)	(10,614)	(13,539)
Interest expense	(2,038)	(1,974)	(3,949)	(3,977)
Other income and (expenses), excluding interest expense	—	(258)	—	(260)
Provision for income taxes	(44)	(30)	(92)	(62)
Net income (loss) attributable to CPA:17 – Global	$2,050	$429	$3,688	$(65)
All Other
Revenues (e)	$7,002	$3,151	$14,247	$4,891
Operating expenses (f) (g)	(6,037)	(8)	(15,557)	(46)
Other income and (expenses), excluding interest expense	1,137	187	1,708	(2,221)
Benefit from (provision for) income taxes	26	(374)	2,104	(1,024)
Net loss attributable to noncontrolling interests	1,010	—	1,871	—
Net income attributable to CPA:17 – Global	$3,138	$2,956	$4,373	$1,600
Corporate
Unallocated Corporate Overhead (h)	$(8,592)	$(2,017)	$(22,916)	$(9,397)
Net income attributable to noncontrolling interests — Available Cash Distributions	$(5,185)	$(6,971)	$(11,355)	$(13,781)
Total Company
Revenues	$109,826	$106,513	$223,108	$229,518
Operating expenses	(72,966)	(55,581)	(140,650)	(115,196)
Interest expense	(20,801)	(21,453)	(41,351)	(44,843)
Other income and (expenses), excluding interest expense	12,313	12,190	20,999	18,218
(Provision for) benefit from income taxes	(1,071)	(1,115)	332	(1,736)
Gain on sale of real estate, net of tax	—	1,171	24	2,910
Net income attributable to noncontrolling interests	(7,746)	(10,919)	(16,170)	(20,054)
Net income attributable to CPA:17 – Global	$19,555	$30,806	$46,292	$68,817

CPA:17 – Global 6/30/2018 10-Q – 34

Notes to Consolidated Financial Statements (Unaudited)

	Total Assets at
	June 30, 2018	December 31, 2017
Net Lease	$3,907,121	$3,980,445
All Other	262,780	277,702
Self-Storage	240,285	241,438
Corporate	60,038	87,885
Total Company	$4,470,224	$4,587,470
___________

(a)
Includes a $15.7 million write-off of a below-market rent lease liabilities pertaining to our KBR, Inc. properties that was recognized in Rental income as a result of a lease modification during the six months ended June 30, 2017 (Note 13). In addition, as a result of a lease termination, we accelerated the below-market rent lease intangible liabilities of $3.3 million that was also recognized in Rental income during the six months ended June 30, 2017.

(b)
We recognized straight-line rent adjustments of $2.4 million and $3.9 million during the three months ended June 30, 2018 and 2017, respectively, and $5.2 million and $7.2 million during the six months ended June 30, 2018 and 2017, respectively.

(c)
Includes credit losses totaling $6.2 million related to two properties classified as direct financing leases (Note 8) recognized during both the three and six months ended June 30, 2018. Includes an impairment charge of $4.5 million related to a net-leased property (Note 8) recognized during the six months ended June 30, 2017.

(d)
In April 2017, the Croatian government passed a special law assisting the restructuring of companies considered of systemic significance in Croatia. This law directly impacts our Agrokor tenant, which is currently experiencing financial distress and recently received a credit downgrade from both Standard & Poor’s and Moody’s. As a result of the financial difficulties and the uncertainty regarding future rent collections from the tenant, we recorded bad debt expense of $6.8 million and $3.2 million during the three months ended June 30, 2018 and 2017, respectively, and $11.2 million and $4.8 million during the six months ended June 30, 2018 and 2017, respectively. In July 2018, the creditors of Agrokor reached a settlement plan to attempt to restructure the company, but as of the date of this Report, we are unable to assess the potential impact of that plan on our investment.

(e)
Amount includes the impact of adopting ASU 2017-05 (Note 2), which resulted in the recognition of $2.5 million and $4.7 million of accretion into income during the three and six months ended June 30, 2018, respectively.

(f)	Includes an impairment charge of $5.4 million related to our CMBS investments (Note 8) recognized during the six months ended June 30, 2018.

(g)
Includes an allowance for bad debt totaling $2.0 million for both the three and six months ended June 30, 2018 related to the delay in collecting our outstanding insurance receivables on our Shelborne Hotel investment (Note 4).

(h)
Included in unallocated corporate overhead are asset management fees and general and administrative expenses, as well as interest expense and other charges related to our Senior Credit Facility. These expenses are calculated and reported at the portfolio level and not evaluated as part of any segment’s operating performance.

Note 15. Subsequent Events

On July 2, 2018, we received full repayment of a $30.0 million mezzanine loan related to one of our loan receivables (Note 5).  We also received a $3.0 million fee at payoff of this loan and forfeited our right to any ongoing equity interest in the related investment.

On July 12, 2018, we entered into a joint venture investment to acquire a 90% interest in a self-storage portfolio containing seven properties for an aggregate amount of $63.6 million, with our portion of the investment totaling $57.3 million (including $1.0 million of acquisition fees payable to our Advisor); five of the properties are located in South Carolina, one is located in North Carolina, and one is located in Florida. As part of this investment, we have also agreed to purchase two additional self-storage properties in the second half of 2018 for an estimated aggregate amount of $20.3 million, with our portion of the investment totaling $18.3 million.

In July 2018, we drew down a net balance of $53.0 million on our Senior Credit Facility (Note 10).

On July 24, 2018, we entered into an amendment to the Credit Agreement to exercise one of our two options to extend the maturity date of the Senior Credit Facility for an additional 12-month period, from August 26, 2018 to August 26, 2019 (Note 10).

CPA:17 – Global 6/30/2018 10-Q – 35

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

Significant Development

Proposed Merger

As more fully described in Note 3, on June 17, 2018, we entered into the Merger Agreement with WPC and certain of its subsidiaries pursuant to which we will merge with and into one of WPC’s subsidiaries. If the Proposed Merger is consummated, each share of our issued and outstanding common stock (excluding shares held by WPC and its subsidiaries) will be canceled and, in exchange for cancellation of such share, the rights attaching to such share will be converted automatically into the right to receive 0.160 shares of WPC common stock. The Proposed Merger and related transactions are subject to a number of closing conditions, including approvals by our stockholders and the stockholders of WPC. If these approvals are obtained and the other closing conditions are met, we currently expect the transaction to close at or around December 31, 2018, although there can be no assurance that the transaction will close at that time or at all.

In light of the Proposed Merger, in June 2018, our board of directors suspended our DRIP, as well as repurchases of shares of our common stock from our stockholders under our discretionary quarterly redemption plan, except for special circumstance redemptions.

Financial Highlights

During the six months ended June 30, 2018, we completed the following, as further described in the consolidated financial statements.

Financing Activity

During the six months ended June 30, 2018, we drew down $13.6 million from our Senior Credit Facility and repaid $29.5 million (amounts are based on the exchange rate of the euro or yen, as applicable, on the date of each draw/repayment) (Note 10).

CPA:17 – Global 6/30/2018 10-Q – 36

During the six months ended June 30, 2018, we repaid a total of $7.4 million (amount is based on the exchange rate of the euro as of the date of repayment) of principal to cure breaches of LTV covenants on two of our non-recourse mortgage loans (Note 10). In addition, we repaid one non-recourse mortgage loan totaling $3.1 million at its maturity date (amount is based on the exchange rate of the euro as of the date of repayment).

Subsequent Events

On July 2, 2018, we received full repayment of a $30.0 million mezzanine loan related to one of our loan receivables (Note 15).  We also received a $3.0 million exit fee at payoff of this loan and forfeited our right to any ongoing equity interest in the related investment.

On July 12, 2018, we entered into a joint venture investment to acquire a 90% interest in a self-storage portfolio containing seven properties for an aggregate amount of $63.6 million, with our portion of the investment totaling $57.3 million (including $1.0 million of acquisition fees payable to our Advisor); five of the properties are located in South Carolina, one is located in North Carolina, and one is located in Florida. As part of this investment, we have also agreed to purchase two additional self-storage properties in the second half of 2018 for an estimated aggregate amount of $20.3 million, with our portion of the investment totaling $18.3 million.

In July 2018, we drew down a net balance of $53.0 million on our Senior Credit Facility (Note 10).

On July 24, 2018, we entered into an amendment to the Credit Agreement to exercise one of our two options to extend the maturity date of the Senior Credit Facility for an additional 12-month period, from August 26, 2018 to August 26, 2019 (Note 15).

Hurricane Irma

Hurricane Irma made landfall in September 2017, which directly impacted our Shelborne Hotel investment in Miami, Florida. The hotel sustained damage and has since been operating at less than full capacity. We believe all of the damages are covered by our insurance policy, apart from the estimated insurance deductible of $1.8 million and certain professional fees. In May 2018, in response to a delay in collecting our outstanding insurance receivables, we filed a complaint against our insurance carrier in the State of Florida. As such, we assessed the outstanding insurance receivable for collectability and recorded a reserve for insurance receivables totaling $2.0 million for the three and six months ended June 30, 2018 (Note 11). As a result of filing the complaint, the amount payable to our third-party insurance adjuster was reduced by $1.2 million, as per our contractual arrangement, which we recorded as a reduction to expenses within Other income and (expenses) during both the three and six months ended June 30, 2018. At June 30, 2018, we had $23.2 million of insurance receivables, net of reserves, in Accounts receivable and other assets on our consolidated financial statements. Through June 30, 2018, we received $3.2 million of insurance proceeds for remediation and restoration costs. During the second quarter of 2018, we reassessed the estimated allocation of insurance proceeds that we received through June 30, 2018 and determined that these were solely related to property damages. In addition to the above, we have business interruption insurance coverage pertaining to the operating losses that resulted from Hurricane Irma. We will record revenue for covered business interruption when both the recovery is probable and contingencies have been resolved with the insurance carrier.

CPA:17 – Global 6/30/2018 10-Q – 37

Consolidated Results

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Total revenues	$109,826	$106,513	$223,108	$229,518
Net income attributable to CPA:17 – Global	19,555	30,806	46,292	68,817

Distributions paid	57,119	56,142	113,978	111,973

Net cash provided by operating activities (a)			138,594	119,304
Net cash used in investing activities (a)			(13,179)	(3,923)
Net cash used in financing activities (a)			(153,929)	(234,900)

Supplemental financial measures (b):
FFO attributable to CPA:17 – Global	55,596	67,532	119,106	145,533
MFFO attributable to CPA:17 – Global	63,730	57,343	126,841	114,616
Adjusted MFFO attributable to CPA:17 – Global	59,064	58,605	121,582	118,221
__________

(a)
On January 1, 2018, we adopted ASU 2016-15 and ASU 2016-18, which revised how certain items are presented in the condensed consolidated statements of cash flows. As a result of adopting this guidance, we retrospectively revised Net cash provided by operating activities, Net cash used in investing activities, and Net cash used in financing activities within our condensed consolidated statements of cash flows for the six months ended June 30, 2017, as described in Note 2.

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

Revenues and Net Income Attributable to CPA:17 – Global

Total revenues increased during the three months ended June 30, 2018 as compared to the same period in 2017, primarily as a result of the increase in interest income pertaining to the I-drive Wheel Loan that was directly impacted by ASU 2017-05 that we adopted on January 1, 2018 (Note 2), which resulted in additional accretion income on this investment. In addition, the increase was due to the revenue generated from our Shelborne Hotel investment, which we consolidated as a result of a restructuring in October 2017 (Note 6), and foreign currency gains related to the strengthening of the euro as compared to the U.S. dollar between the periods.

Total revenues decreased during the six months ended June 30, 2018 as compared to the same period in 2017, primarily due to the write-off and acceleration of below-market lease intangible liabilities related to the KBR, Inc. lease modification/termination, which were recognized in Rental income in 2017 (Note 13). In addition, we had a decrease in revenues related to our 2017 property dispositions. These factors were partially offset by increases in foreign currency gains related to the strengthening of the euro as compared to the U.S. dollar between the periods.

CPA:17 – Global 6/30/2018 10-Q – 38

Net income attributable to CPA:17 – Global decreased during the three months ended June 30, 2018 as compared to the same period in 2017, primarily due to credit losses recognized on two of our net-lease properties in the current year period, a decrease in foreign currency gains related to the short-term intercompany loans on our international investments, an increase to Merger and other expenses, and increases to bad debt expense that pertained to our rental reserves on our Agrokor investment and to the insurance receivable reserve on our Shelborne Hotel investment, partially offset by an increase in Equity in earnings of equity method investments in real estate, which was primarily due to a deferred tax benefit recognized in one of our investments during the current year period.

Net income attributable to CPA:17 – Global decreased during the six months ended June 30, 2018 as compared to the same period in 2017, primarily due to a decrease in revenue driven by the 2017 property dispositions, the write-off and acceleration of below market intangible liabilities pursuant to a lease modification/termination in 2017 (Note 13), credit losses recognized on two of our net-lease properties in the current year period, a decrease in foreign currency gains related to the short-term intercompany loans on our international investments, an increase to Merger and other expenses, and an increase to bad debt expense that pertained to the insurance receivable reserve on our Shelborne Hotel investment. These factors were partially offset by an increase in Equity in earnings of equity method investments in real estate, primarily due to a deferred tax benefit recognized in one investment in the current year period, and a decrease in interest expense, primarily relating to loans paid off in 2017.

FFO Attributable to CPA:17 – Global

FFO attributable to CPA:17 – Global decreased for the three months ended June 30, 2018 compared to the same period in 2017, due to credit losses recognized on two of our net-lease properties in the current year period, increases to bad debt expense that pertained to our rental reserves on our Agrokor investment and to the insurance receivable reserve on our Shelborne Hotel investment, a decrease in foreign currency gains related to the short-term intercompany loans on our international investments, and an increase to Merger and other expenses, partially offset by an increase in Equity in earnings of equity method investments in real estate, primarily due to a deferred tax benefit recognized in one investment in the current year period.

FFO attributable to CPA:17 – Global decreased during the six months ended June 30, 2018 as compared to the same period in 2017, primarily due to the write-off of below-market lease intangible liabilities in the prior period noted above, credit losses recognized on two of our net-lease properties in the current year period, an increase in bad debt expense as noted above, an impairment charge on our CMBS portfolio recognized during the current period, a decrease in foreign currency gains related to the short-term intercompany loans on our international investments, and an increase to Merger and other expenses. These decreases were partially offset by a decrease in interest expense, a decrease in loss on extinguishment of debt, and an increase in Equity in earnings of equity method investments in real estate, primarily due to a deferred tax benefit recognized in one investment in the current year period.

MFFO and Adjusted MFFO Attributable to CPA:17 – Global

MFFO and Adjusted MFFO attributable to CPA:17 – Global increased for the three months ended June 30, 2018, compared to the same period in 2017, due to an increase in foreign currency gains related to the strengthening of the euro as compared to the U.S. dollar between the periods, and the accretive impact of our investments. In addition, there was an increase in interest income, primarily due to accretion income on the I-drive Wheel Loan that was restructured in March 2017 (Note 13). These factors were partially offset by an increase in bad debt expense as noted above. In addition, MFFO benefited from a deferred tax benefit in one of our equity method investments in the current year period.

MFFO and Adjusted MFFO attributable to CPA:17 – Global increased for the six months ended June 30, 2018, compared to the same period in 2017, due to improved operating performance of our equity investments, foreign currency gains related to the strengthening of the euro as compared to the U.S. dollar between the periods, the accretive impact of our investments and a decrease in interest expense due to repayments of mortgage loans and payments made under our Senior Credit Facility. In addition, there was an increase in interest income, primarily due to accretion income on the I-drive Wheel Loan noted above (Note 2). These factors were partially offset by an increase in bad debt expense as noted above. In addition, MFFO benefited from a deferred tax benefit in one of our equity method investments in the current year period.

CPA:17 – Global 6/30/2018 10-Q – 39

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

Portfolio Summary

	June 30, 2018	December 31, 2017
Number of net-leased properties	411	411
Number of operating properties (a)	38	38
Number of tenants (b)	114	116
Total square footage (in thousands)	47,136	47,039
Occupancy (b)	99.7%	99.7%
Weighted-average lease term (in years) (b)	11.3	11.8
Number of countries	16	16
Total assets (consolidated basis in thousands)	$4,470,224	$4,587,470
Net investments in real estate (consolidated basis in thousands)	3,674,567	3,736,921
Mortgage debt — pro rata (in thousands)	2,083,570	2,128,673

	Six Months Ended June 30,
(dollars in millions, except exchange rates)	2018	2017
Acquisition volume — consolidated	$—	$11.5
Acquisition volume — pro rata	—	153.0
Financing obtained — consolidated (c)	—	180.0
Financing obtained — pro rata (c) (d)	—	268.0
Average U.S. dollar/euro exchange rate	1.2108	1.0821
Change in CPI (e)	2.2%	1.5%
Change in the Harmonized Index of Consumer Prices (e)	1.2%	0.6%
__________

(a)
Operating properties are comprised of full ownership interests in 37 self-storage properties with an average occupancy of 93.1% and 91.9% at June 30, 2018 and December 31, 2017, respectively, and a majority interest in one hotel property at each date; all of which are managed by third parties.

(b)	Excludes operating properties.

(c)	Includes refinancings of $180.0 million during the six months ended June 30, 2017.

(d)	Includes our share of the non-recourse mortgage financing related to certain of our joint venture investments.

(e)	Many of our lease agreements include contractual increases indexed to changes in the U.S. Consumer Price Index, or CPI, or similar indices in the jurisdictions in which the properties are located.

CPA:17 – Global 6/30/2018 10-Q – 40

Net-Leased Portfolio

The tables below represent information about our net-leased portfolio on a pro rata basis and, accordingly, exclude all operating properties at June 30, 2018. See Terms and Definitions below for a description of pro rata amounts and ABR.

Top Ten Tenants by ABR
(dollars in thousands)

Tenant/Lease Guarantor	Property Type	Tenant Industry	Location	ABR	Percent
Metro Cash & Carry Italia S.p.A. (a)	Retail	Retail Stores	Germany; Italy	$27,998	8%
Advance Stores Company, Inc.	Office; Warehouse	Retail Stores	United States	18,345	5%
KBR, Inc.	Office	Business Services	Houston, Texas	15,245	4%
The New York Times Company (b)	Office	Media: Advertising, Printing and Publishing	New York, New York	15,211	4%
Kesko Senukai (a)	Retail; Warehouse	Retail Stores	Estonia; Latvia; Lithuania	14,907	4%
Lineage Logistics Holdings, LLC	Warehouse	Business Services	United States	14,734	4%
Blue Cross and Blue Shield of Minnesota, Inc.	Education Facility; Office	Insurance	Various Minnesota	12,699	3%
Hellweg 2 (a)	Retail	Retail Stores	Germany	12,091	3%
Agrokor (a) (c)	Retail; Warehouse	Grocery	Croatia	11,254	3%
Jumbo Logistiek Vastgoed B.V. (a)	Warehouse	Grocery	The Netherlands	10,876	3%
Total				$153,360	41%
__________

(a)	ABR amounts are subject to fluctuations in foreign currency exchange rates.

(b)
In January 2018, this tenant exercised its bargain purchase option to acquire the property it leases from us for $250.0 million in 2019. There can be no assurance that such repurchase will be completed.

(c)
In April 2017, the Croatian government passed a special law assisting the restructuring of companies considered of systemic significance in Croatia. This law directly impacts our Agrokor tenant, which is currently experiencing financial distress and received a credit downgrade from both Standard & Poor’s and Moody’s. As a result of these financial difficulties and uncertainty regarding future rent collections from the tenant, the ABR amount above has been reduced by $13.5 million, which is the estimated reserves of rent receivables as determined under GAAP. In July 2018, the creditors of Agrokor reached a settlement plan to attempt to restructure the company, but as of the date of this Report, we are unable to assess the potential impact of that plan on our investment.

CPA:17 – Global 6/30/2018 10-Q – 41

Portfolio Diversification by Geography
(dollars in thousands)

	Pro Rata
Region	ABR	Percent
United States
Midwest (a)	$71,624	19%
South	63,990	17%
East	46,221	13%
West	31,652	9%
United States Total	213,487	58%
International
Poland	29,776	8%
Italy	26,331	7%
Germany	20,961	6%
Spain	19,193	5%
The Netherlands	16,364	4%
Croatia	11,254	3%
Lithuania	11,025	3%
United Kingdom	5,174	1%
Other (b)	17,421	5%
International Total	157,499	42%
Total	$370,986	100%
__________

(a)
During both three and six months ended June 30, 2018, we were notified by a tenant currently occupying six properties that we own will be going out of business and vacating the properties in the third quarter of 2018. We assessed the carrying amount of these properties for recoverability and, as a result of the decreased expected cash flows, we determined that the carrying value for two of the properties, which were classified as direct financing leases, are not fully recoverable and recorded an allowance for credit losses totaling $6.2 million to reflect the change in the estimate of the future cash flows, which includes rent (Note 8). The amount above includes $7.2 million of ABR related to this tenant.

(b)	Includes ABR from tenants in Hungary, the Czech Republic, Japan, Slovakia, Latvia, Norway, and Estonia.

Portfolio Diversification by Property Type
(dollars in thousands)

	Pro Rata
Property Type	ABR	Percent
Office	$105,862	28%
Warehouse	103,536	28%
Retail	84,168	23%
Industrial	55,187	15%
Other (a)	22,233	6%
Total	$370,986	100%
__________

(a)	Includes ABR from tenants with the following property types: education facility, fitness facility, self-storage, land, and net-leased student housing.

CPA:17 – Global 6/30/2018 10-Q – 42

Portfolio Diversification by Tenant Industry
(dollars in thousands)

	Pro Rata
Industry Type	ABR	Percent
Retail Stores	$107,771	29%
Business Services	42,105	11%
Grocery	37,708	10%
Media: Advertising, Printing, and Publishing	18,763	5%
Insurance	16,464	4%
Cargo Transportation	16,284	4%
Capital Equipment	14,665	4%
Consumer Services	13,716	4%
Telecommunications	11,494	3%
Automotive	10,221	3%
Media: Broadcasting and Subscription	10,020	3%
Healthcare and Pharmaceuticals	9,816	3%
Banking	9,150	3%
Hotel, Gaming, and Leisure	9,109	2%
Beverage, Food, and Tobacco	8,987	2%
Containers, Packing, and Glass	7,816	2%
Non-Durable Consumer Goods	7,567	2%
High Tech Industries	6,479	2%
Other (a)	12,851	4%
Total	$370,986	100%
__________

(a)
Includes ABR from tenants in the following industries: construction and building; wholesale; aerospace and defense; consumer transportation; chemicals, plastics, and rubber; durable consumer goods; real estate; metals and mining; finance; and environmental industries.

CPA:17 – Global 6/30/2018 10-Q – 43

Lease Expirations
(dollars in thousands)

	Pro Rata
Year of Lease Expiration (a)	Number of Leases Expiring	ABR	Percent
2018 remaining (b)	11	$1,287	—%
2019	5	2,500	1%
2020	5	281	—%
2021	7	1,799	1%
2022	4	4,318	1%
2023	7	4,639	1%
2024 (c)	11	33,994	9%
2025	16	24,138	7%
2026	17	26,900	7%
2027	22	31,470	9%
2028	26	41,198	11%
2029	4	6,485	2%
2030	21	51,927	14%
2031	7	22,826	6%
Thereafter	60	117,224	31%
Total	223	$370,986	100%
__________

(a)	Assumes tenant does not exercise any renewal option.

(b)	Month-to-month leases with ABR totaling $0.9 million are included in 2018.

(c)
Amount includes $15.2 million of ABR related to The New York Times Company, a tenant at one of our properties. In January 2018, the tenant exercised its bargain purchase option to acquire the property for $250.0 million in 2019. There can be no assurance that such repurchase will be completed.

Operating Properties

At June 30, 2018, our operating properties were comprised as follows (square footage in thousands):

State	Number of Properties	Square Footage
Illinois	13	900
California	7	476
Florida (a)	5	452
New York	5	335
Hawaii	4	259
Georgia	2	79
North Carolina	1	80
Texas	1	75
Total	38	2,656
__________

(a)	Includes the Shelborne Hotel property, which we consolidate (Note 4).

CPA:17 – Global 6/30/2018 10-Q – 44

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

ABR — ABR represents contractual minimum annualized base rent for our net-leased properties, net of receivable reserves as determined by GAAP, and reflects exchange rates as of June 30, 2018. If there is a rent abatement, we annualize the first monthly contractual base rent following the free rent period. ABR is not applicable to operating properties.

CPA:17 – Global 6/30/2018 10-Q – 45

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

The following table presents the comparative results of operations (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
Revenues
Lease revenues	$88,847	$86,335	$2,512	$178,178	$192,285	$(14,107)
Operating real estate income	11,786	9,575	2,211	23,999	18,912	5,087
Interest income and other	5,318	3,448	1,870	10,247	5,549	4,698
Reimbursable tenant costs	3,875	7,155	(3,280)	10,684	12,772	(2,088)
	109,826	106,513	3,313	223,108	229,518	(6,410)
Operating Expenses
Depreciation and amortization:
Net-leased properties	25,663	24,814	849	52,317	52,384	(67)
Operating properties	2,118	3,249	(1,131)	3,914	6,498	(2,584)
	27,781	28,063	(282)	56,231	58,882	(2,651)
Property expenses:
Net-leased properties	13,018	6,231	6,787	21,754	9,894	11,860
Operating properties	8,912	3,427	5,485	16,529	6,779	9,750
Asset management fees	7,493	7,339	154	14,985	14,664	321
Reimbursable tenant costs	3,875	7,155	(3,280)	10,684	12,772	(2,088)
	33,298	24,152	9,146	63,952	44,109	19,843
Impairment charges and other credit losses	6,168	—	6,168	11,572	4,519	7,053
General and administrative	3,419	3,806	(387)	6,538	7,376	(838)
Merger and other expenses	2,300	(440)	2,740	2,357	310	2,047
	72,966	55,581	17,385	140,650	115,196	25,454
Other Income and Expenses
Interest expense	(20,801)	(21,453)	652	(41,351)	(44,843)	3,492
Equity in earnings of equity method investments in real estate	11,145	2,270	8,875	15,828	4,255	11,573
Other gains and (losses)	1,168	10,273	(9,105)	5,171	15,930	(10,759)
Loss on extinguishment of debt	—	(353)	353	—	(1,967)	1,967
	(8,488)	(9,263)	775	(20,352)	(26,625)	6,273
Income before income taxes and gain on sale of real estate	28,372	41,669	(13,297)	62,106	87,697	(25,591)
(Provision for) benefit from income taxes	(1,071)	(1,115)	44	332	(1,736)	2,068
Income before gain on sale of real estate	27,301	40,554	(13,253)	62,438	85,961	(23,523)
Gain on sale of real estate, net of tax	—	1,171	(1,171)	24	2,910	(2,886)
Net Income	27,301	41,725	(14,424)	62,462	88,871	(26,409)
Net income attributable to noncontrolling interests	(7,746)	(10,919)	3,173	(16,170)	(20,054)	3,884
Net Income Attributable to CPA:17 – Global	$19,555	$30,806	$(11,251)	$46,292	$68,817	$(22,525)

CPA:17 – Global 6/30/2018 10-Q – 46

Lease Composition

As of June 30, 2018, approximately 60.1% of our net leases, based on ABR, provide for adjustments based on formulas indexed to changes in the CPI, or similar indices for the jurisdiction in which the property is located, some of which have caps and/or floors. In addition, 37.9% of our net leases on that same basis have fixed rent adjustments, for which ABR is scheduled to increase by an average of 2.5% in the next 12 months. We own international investments and, therefore, lease revenues from these investments are subject to exchange rate fluctuations in various foreign currencies, primarily the euro.

CPA:17 – Global 6/30/2018 10-Q – 47

Property Level Contribution

The following table presents the property level contribution for our consolidated net-leased and operating properties, as well as a reconciliation to net income attributable to CPA:17 – Global (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
Existing Net-Leased Properties
Lease revenues	$88,273	$85,475	$2,798	$177,021	$184,360	$(7,339)
Depreciation and amortization	(25,385)	(24,593)	(792)	(51,074)	(48,908)	(2,166)
Property expenses	(12,986)	(6,220)	(6,766)	(20,983)	(10,076)	(10,907)
Property level contribution	49,902	54,662	(4,760)	104,964	125,376	(20,412)
Recently Acquired Net-Leased Properties
Lease revenues	248	248	—	496	414	82
Depreciation and amortization	(83)	(82)	(1)	(166)	(135)	(31)
Property level contribution	165	166	(1)	330	279	51
Existing Operating Properties
Operating property revenues	9,786	9,580	206	19,321	18,883	438
Operating property expenses	(3,366)	(3,427)	61	(7,010)	(6,821)	(189)
Depreciation and amortization	(1,689)	(3,249)	1,560	(3,381)	(6,498)	3,117
Property level contribution	4,731	2,904	1,827	8,930	5,564	3,366
Recently Acquired Operating Property
Operating property revenues	2,000	—	2,000	4,678	—	4,678
Operating property expenses	(5,546)	—	(5,546)	(9,519)	—	(9,519)
Depreciation and amortization	(429)	—	(429)	(533)	—	(533)
Property level contribution	(3,975)	—	(3,975)	(5,374)	—	(5,374)
Properties Sold or Held for Sale
Lease revenues	326	612	(286)	661	7,511	(6,850)
Operating property revenues	—	(5)	5	—	29	(29)
Depreciation and amortization	(195)	(139)	(56)	(1,077)	(3,341)	2,264
Property expenses	(32)	(11)	(21)	(771)	182	(953)
Operating property expenses	—	—	—	—	42	(42)
Property level contribution	99	457	(358)	(1,187)	4,423	(5,610)
Total Property Level Contribution
Lease revenues	88,847	86,335	2,512	178,178	192,285	(14,107)
Operating property revenues	11,786	9,575	2,211	23,999	18,912	5,087
Depreciation and amortization	(27,781)	(28,063)	282	(56,231)	(58,882)	2,651
Property expenses	(13,018)	(6,231)	(6,787)	(21,754)	(9,894)	(11,860)
Operating property expenses	(8,912)	(3,427)	(5,485)	(16,529)	(6,779)	(9,750)
Property Level Contribution	50,922	58,189	(7,267)	107,663	135,642	(27,979)
Add other income:
Interest income and other	5,318	3,448	1,870	10,247	5,549	4,698
Less other expenses:
Asset management fees	(7,493)	(7,339)	(154)	(14,985)	(14,664)	(321)
Impairment charges and other credit losses	(6,168)	—	(6,168)	(11,572)	(4,519)	(7,053)
General and administrative	(3,419)	(3,806)	387	(6,538)	(7,376)	838
Merger and other expenses	(2,300)	440	(2,740)	(2,357)	(310)	(2,047)
Other Income and Expenses
Interest expense	(20,801)	(21,453)	652	(41,351)	(44,843)	3,492
Equity in earnings of equity method investments in real estate	11,145	2,270	8,875	15,828	4,255	11,573
Other gains and (losses)	1,168	10,273	(9,105)	5,171	15,930	(10,759)
Loss on extinguishment of debt	—	(353)	353	—	(1,967)	1,967
	(8,488)	(9,263)	775	(20,352)	(26,625)	6,273
Income before income taxes and gain on sale of real estate	28,372	41,669	(13,297)	62,106	87,697	(25,591)
(Provision for) benefit from income taxes	(1,071)	(1,115)	44	332	(1,736)	2,068
Income before gain on sale of real estate	27,301	40,554	(13,253)	62,438	85,961	(23,523)
Gain on sale of real estate, net of tax	—	1,171	(1,171)	24	2,910	(2,886)
Net Income	27,301	41,725	(14,424)	62,462	88,871	(26,409)
Net income attributable to noncontrolling interests	(7,746)	(10,919)	3,173	(16,170)	(20,054)	3,884
Net Income Attributable to CPA:17 – Global	$19,555	$30,806	$(11,251)	$46,292	$68,817	$(22,525)

CPA:17 – Global 6/30/2018 10-Q – 48

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

Existing Net-Leased Properties

Existing net-leased properties are those we acquired or placed into service prior to January 1, 2017 and were not sold during the periods presented. At June 30, 2018, we had 253 existing net-leased properties.

For the three months ended June 30, 2018 as compared to the same period in 2017, Property level contribution for existing net-leased properties decreased by $4.8 million, primarily due to increases in property expenses of $6.8 million and depreciation and amortization expenses of $0.8 million, partially offset by an increase in lease revenues of $2.8 million. Property expenses increased primarily due to an increase in bad debt expense of $3.3 million related to our Agrokor investment, a lease audit that concluded we overcharged $3.1 million to one of our tenants for common area expenses that we may be required to refund, and an increase of foreign currency losses of $0.4 million. Depreciation and amortization expenses and lease revenues both increased primarily due to the strengthening of the euro as compared to the U.S. dollar between the periods.

For the six months ended June 30, 2018 as compared to the same period in 2017, Property level contribution for existing net-leased properties decreased by $20.4 million, primarily due to increases in property expenses of $10.9 million and depreciation and amortization expenses of $2.2 million, as well as a decrease in lease revenues of $7.3 million. Property expenses increased primarily due to an increase in bad debt expense of $5.5 million related to our Agrokor investment, a lease audit that concluded we overcharged $3.1 million to one of our tenants for common area expenses that we may be required to refund, $1.4 million related to real estate taxes refunded during the six months ended June 30, 2017, and an increase of foreign currency losses of $1.2 million. Depreciation and amortization expenses increased due to the strengthening of the euro as compared to the U.S. dollar between the periods. Lease revenues decreased primarily due to the $15.7 million write-off of a below-market lease intangible liability that was recognized in Rental income due to a lease modification of one of our net-leased properties that occurred during the six months ended June 30, 2017, partially offset by an increase of $6.6 million due to the strengthening of the euro as compared to the U.S. dollar between the periods.

Recently Acquired Net-Leased Property

Recently acquired net-leased properties are those that we acquired or placed into service subsequent to December 31, 2016; we acquired one investment in February 2017.

Existing Operating Properties

Existing operating properties are those we acquired or placed into service prior to January 1, 2017 and were not sold during the periods presented. At June 30, 2018, we had 37 wholly owned existing self-storage properties. Additionally, other real estate operations includes the results of operations of a parking garage attached to one of our existing net-leased properties.

For the three and six months ended June 30, 2018, as compared to the same periods in 2017, Property level contribution from existing operating properties increased by $1.8 million and $3.4 million, respectively, primarily due to decreases in depreciation and amortization expenses of $1.6 million and $3.1 million, respectively. Depreciation and amortization decreased because certain of our in-place lease intangible assets became fully amortized during 2017.

CPA:17 – Global 6/30/2018 10-Q – 49

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

For the three and six months ended June 30, 2018, Property level contribution from the Shelborne Hotel was directly impacted by the disruption caused by Hurricane Irma (Note 4). The hotel sustained damage and is still not operating at full capacity due to ongoing construction. As a result, for the three and six months ended June 30, 2018, hotel operating property expenses and depreciation and amortization expense exceeded operating revenues by $4.0 million and $5.4 million, respectively, in the aggregate, including a $2.0 million reserve related to our outstanding insurance receivables included in operating property expenses in both periods.

Properties Sold or Held for Sale

Properties sold or held for sale during the three and six months ended June 30, 2018 and 2017 are those that were sold or held for sale subsequent to December 31, 2016.

During the three and six months ended June 30, 2018, we had one net-leased property located in Waldaschaff, Germany, that was held for sale (Note 13). Property level contribution for the six months ended June 30, 2018 included incremental depreciation recognized in conjunction with an asset retirement obligation of $0.8 million on this property.

During the three and six months ended June 30, 2017, we disposed of three and five net-lease properties, respectively. Property level contribution for the six months ended June 30, 2017 included $3.3 million due to the acceleration of amortization of certain lease intangibles related to the KBR, Inc. lease termination, which is included in lease revenues (Note 13).

Other Revenues and Expenses

Interest Income and Other

Interest income and other primarily consists of interest earned on our loans receivable and CMBS investments, as well as other income received related to our properties.

For the three and six months ended June 30, 2018 as compared to the same period in 2017, interest income and other increased by $1.9 million and $4.7 million, respectively, primarily due to the additional accretion income on the I-drive Wheel Loan that resulted from the adoption of ASU 2017-05 (Note 2), which increased interest income by $2.5 million and $5.9 million, respectively, partially offset by a decrease in the accretion of principal on our CMBS investments of $0.7 million and $1.4 million, respectively. One of our CMBS investments was substantially impaired during the six months ended June 30, 2018 (Note 8), which directly impacted the accretion of the principal generated from these investments.

Asset Management Fees

For the three and six months ended June 30, 2018 as compared to the same periods in 2017, asset management fees increased by $0.2 million and $0.3 million, respectively, primarily due to an increase in the estimated fair market value of our real estate portfolio.

Impairment Charges and Other Credit Losses

Our impairment charges are more fully described in Note 8.

During both the three and six months ended June 30, 2018, we recognized an allowance for credit losses totaling $6.2 million on two of our net-lease properties that are classified as direct financing leases as a result of the tenant informing us they will be going out of business and vacating the properties. In addition, during the six months ended June 30, 2018, we incurred an other-than-temporary impairment charge of $5.4 million on one of our CMBS tranches to reduce its carrying value to its estimated fair value as a result of non-performance (Note 8).

CPA:17 – Global 6/30/2018 10-Q – 50

During the six months ended June 30, 2017, we incurred an impairment charge of $4.5 million on a property to reduce the carrying value of the property to its estimated fair value (Note 8). The fair value measurement approximated its estimated selling price, less estimated costs to sell at that time. As of June 30, 2018, this property was classified as held for sale (Note 13).

General and Administrative

During the three and six months ended June 30, 2018 as compared to the same periods in 2017, general and administrative expenses decreased by $0.4 million and $0.8 million, respectively, primarily due to a change in our advisory agreement where reimbursed compensation is capped at 1.0% of our pro rata lease revenues during 2018, as compared to the 2.0% cap that was in place during 2017 (Note 3).

Merger and Other Expenses

Merger and other expenses represent costs incurred related to the Proposed Merger and direct costs incurred to acquire properties in transactions that are accounted for as business combinations, whereby such costs are required to be expensed as incurred.

During both the three and six months ended June 30, 2018 Merger and other expenses included $2.3 million of legal and financial advisor fees incurred in connection with the Proposed Merger (Note 3).

Interest Expense

During the three and six months ended June 30, 2018 as compared to the same periods in 2017, interest expense decreased by $0.7 million and $3.5 million, respectively, primarily due to a decrease in our average outstanding debt balance between the periods presented. Our average outstanding debt balance was $1.9 billion for both the three and six months ended June 30, 2018 and $2.0 billion for both the three and six months ended June 30, 2017.

CPA:17 – Global 6/30/2018 10-Q – 51

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

	Three Months Ended June 30,		Six Months Ended June 30,
Lessee/Equity Investee	2018	2017	2018	2017
Net Lease:
Kesko Senukai (a) (b)	$5,545	$151	$4,579	$151
Hellweg 2 (a)	2,299	1,434	4,143	2,688
Jumbo Logistiek Vastgoed B.V. (a)	1,079	1,042	2,188	2,056
U-Haul Moving Partners, Inc. and Mercury Partners, LP	613	607	1,226	1,223
Berry Global Inc.	469	441	929	876
BPS Nevada, LLC	301	301	610	609
Tesco Global Aruhazak Zrt. (a)	226	326	500	485
Bank Pekao S.A. (a)	190	202	375	405
State Farm Automobile Co.	188	175	375	387
Eroski Sociedad Cooperativa — Mallorca (a)	169	152	342	300
Apply (a)	122	(141)	98	(238)
Dick’s Sporting Goods, Inc.	57	48	108	89
Agrokor (a) (c)	(38)	(2,825)	(86)	(2,726)
	11,220	1,913	15,387	6,305
All Other:
BG LLH, LLC	(75)	874	441	130
Shelborne Hotel (d)	—	(943)	—	(2,704)
BPS Nevada, LLC — Preferred Equity (e)	—	426	—	1,211
IDL Wheel Tenant, LLC (f)	—	—	—	(687)
	(75)	357	441	(2,050)
Total equity in earnings of equity method investments in real estate	$11,145	$2,270	$15,828	$4,255
__________

(a)	Amounts include impact of fluctuations in the exchange rate of the applicable foreign currency.

(b)
On May 23, 2017, we entered into a joint venture investment to acquire a 70% interest in a real estate portfolio which included 18 retail stores and one warehouse collectively located in Lithuania, Latvia, and Estonia. The increase in equity earnings for the three and six months ended June 30, 2018 as compared to the same periods in 2017 was primarily due to a release of a deferred tax liability in this investment that resulted from a change in Latvian tax law, for which our pro rata share was $5.1 million and $3.6 million, respectively.

(c)
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

(f)
This investment was restructured on March 17, 2017 and, as a result, we have reclassified the equity investment to a loan receivable, included in Accounts receivable and other assets, net in the consolidated financial statements (Note 6).

CPA:17 – Global 6/30/2018 10-Q – 52

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

For the three months ended June 30, 2018, as compared to the same period in 2017, net other gains decreased by $9.1 million, primarily due to a decrease in foreign currency gains related to the short-term intercompany loans on our international investments of $11.2 million, partially offset by a $1.2 million reversal of Hurricane Irma expenses that resulted from a reduction to the estimated fees payable to our third-party insurance adjuster originally incurred in the fourth quarter of 2017 regarding our Shelborne Hotel investment (Note 4) and an increase in gains recognized on derivatives of $0.4 million.

For the six months ended June 30, 2018, as compared to the same period in 2017, net other gains decreased by $10.8 million, primarily due to a decrease in foreign currency gains related to the short-term intercompany loans on our international investments of $11.9 million and a decrease in gains recognized on derivatives of $0.6 million, partially offset by a $1.2 million reversal of Hurricane Irma expenses that resulted from a reduction to the estimated fees payable to our third-party insurance adjuster originally incurred in the fourth quarter of 2017 regarding our Shelborne Hotel investment (Note 4).

Loss on Extinguishment of Debt

During the three and six months ended June 30, 2017, we recorded a loss on extinguishment of debt of $0.4 million and $2.0 million, respectively, primarily due to the early terminations of certain mortgage debt associated with our 2017 dispositions (Note 13). We did not recognize any loss on extinguishment of debt during the three and six months ended June 30, 2018.

(Provision for) Benefit From Income Taxes

Our (provision for) benefit from income taxes is primarily related to our international properties and taxable REIT subsidiaries.

During the three and six months ended June 30, 2018, we recorded a provision for and benefit from income taxes of $1.1 million and $0.3 million, respectively, comprised of current income taxes of $1.3 million and $3.3 million, respectively, and deferred income tax benefits of $0.2 million and $3.6 million, respectively.

During the three and six months ended June 30, 2017, we recorded a provision for income taxes of $1.1 million and $1.7 million, respectively, comprised of current income taxes of $0.5 million and $1.3 million, respectively, and deferred income tax provisions of $0.6 million and $0.4 million, respectively.

Gain on Sale of Real Estate, Net of Tax

During the three and six months ended June 30, 2017, we recognized a gain on sale of real estate, net of tax, of $1.2 million and $2.9 million, respectively, as a result of the three and five net-lease properties that were sold during the respective periods (Note 13).

We did not have any significant gain on sale of real estate, net of tax during both the three and six months ended June 30, 2018.

Net Income Attributable to Noncontrolling Interests

For the three and six months ended June 30, 2018 as compared to the same periods in 2017, net income attributable to noncontrolling interests decreased by $3.2 million and $3.9 million, respectively, primarily due to a decrease of $1.8 million and $2.4 million, respectively, in the Available Cash Distribution paid to our Advisor (Note 3) and a decrease of $1.0 million and $1.9 million, respectively, related to our Shelborne Hotel investment, which prior to its restructuring on October 3, 2017 (Note 6) was accounted for as an ADC Arrangement.

CPA:17 – Global 6/30/2018 10-Q – 53

Liquidity and Capital Resources

We use the cash flow generated from our investments primarily to meet our operating expenses, service debt, and fund distributions to stockholders. We currently expect that, for the short term, the aforementioned cash requirements will be funded by our cash on hand, financings, or unused capacity under our Senior Credit Facility.

Our liquidity would be affected adversely by unanticipated costs and greater-than-anticipated operating expenses. To the extent that our working capital reserve is insufficient to satisfy our cash requirements, additional funds may be provided from cash generated from operations or through short-term borrowings. In addition, we may incur indebtedness in connection with the acquisition of real estate, refinance debt on existing properties or arrange for the leveraging of any previously unfinanced property.

Sources and Uses of Cash During the Period

Our cash flows will fluctuate periodically due to a number of factors, which may include, among other things, the timing of purchases and sales of real estate; the timing of the receipt of the proceeds from, and the repayment of, non-recourse mortgage loans and the receipt of lease revenues; whether our Advisor receives fees in shares of our common stock or (as it does currently in light of the Proposed Merger) cash, which our board of directors must elect, after consultation with our Advisor; the timing and characterization of distributions received from equity investments in real estate; the timing of payments of the Available Cash Distribution to our Advisor; and changes in foreign currency exchange rates. Despite these fluctuations, we believe our investments will generate sufficient cash from operations and from equity distributions in excess of equity income in real estate to meet our normal recurring short-term and long-term liquidity needs. We may also use existing cash resources, the proceeds of non-recourse mortgage loans, sales of assets, unused capacity under our Senior Credit Facility, distributions reinvested in our common stock through our DRIP (which is currently suspended in light of the Proposed Merger), and the issuance of additional equity securities to meet these needs. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the period are described below.

Operating Activities — Net cash provided by operating activities increased by $19.3 million during the six months ended June 30, 2018 as compared to the same period in 2017, primarily due to an increase in our distributions from our equity method investments, an increase in the rent collected on our Agrokor investments, a decrease in interest expense and increase to realized foreign currency gains, partially offset by the impact of cash flows associated with our 2017 dispositions.

Investing Activities — Our investing activities are generally comprised of real estate-related transactions (purchases and sales), payment of deferred acquisition fees to our Advisor related to asset acquisitions, and capitalized property-related costs. During the six months ended June 30, 2018, we funded $16.3 million for certain build-to-suit expansion projects and received $12.7 million as a return of capital from our equity method investments. We also used $6.4 million to fund capital contributions to our equity investments in real estate and $2.1 million to fund capital expenditures on certain of our properties.

Financing Activities — During the six months ended June 30, 2018, we paid distributions to our stockholders for the fourth quarter of 2017 and first quarter of 2018 totaling $114.0 million, which consisted of $63.8 million of cash distributions and $50.2 million of distributions that were reinvested by stockholders in shares of our common stock through our DRIP. We also paid $32.7 million for the repurchase of shares pursuant to our redemption plan as described below, and we repaid $29.5 million under our Senior Credit Facility and drew down $13.6 million of proceeds from that facility. We made scheduled and unscheduled mortgage principal payments totaling $24.0 million, and paid distributions of $18.3 million to affiliates that hold noncontrolling interests in various investments jointly owned with us.

Distributions and Redemptions

In light of the Proposed Merger, in June 2018, our board of directors suspended our DRIP, as well as repurchases of our common stock from our stockholders under our discretionary quarterly redemption plan, except for special circumstance redemptions.

During the six months ended June 30, 2018, we declared distributions to our stockholders totaling $114.5 million, which consisted of $89.4 million of cash distributions and $25.1 million of distributions reinvested by stockholders in our shares through our DRIP. We funded all of these distributions from Net cash provided by operating activities. We expect that, in the future, if distributions cannot be fully sourced from net cash provided by operating activities, they may be sourced from other sources of cash, such as financings, borrowings, or sales of assets.

CPA:17 – Global 6/30/2018 10-Q – 54

We maintain a quarterly redemption program pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock for stockholders seeking liquidity. During the six months ended June 30, 2018, we received requests from our stockholders to redeem 3,431,624 shares of our common stock pursuant to our redemption plan, comprised of 956 redemption requests at a weighted-average price per share of $9.47. As of the date of this Report, we have fulfilled all of the valid redemptions requests that have been received during the six months ended June 30, 2018.

Summary of Financing

The table below summarizes our Mortgage debt, net and Senior Credit Facility (dollars in thousands):

	June 30, 2018	December 31, 2017
Carrying Value (a)
Fixed rate	$997,958	$1,013,378
Variable rate:
Amount subject to interest rate swaps and caps	437,009	455,143
Floating interest rate mortgage loans	376,855	380,938
Senior Credit Facility — Term Loan	49,981	49,915
Senior Credit Facility — Revolver	35,993	52,016
	899,838	938,012
	$1,897,796	$1,951,390
Percent of Total Debt
Fixed rate	53%	52%
Variable rate	47%	48%
	100%	100%
Weighted-Average Interest Rate at End of Period
Fixed rate	4.8%	4.8%
Variable rate (b)	3.2%	2.9%
__________

(a)
Aggregate debt balance includes unamortized deferred financing costs totaling $6.8 million and $8.0 million as of June 30, 2018 and December 31, 2017, respectively, and unamortized discount totaling $4.6 million and $5.5 million as of June 30, 2018 and December 31, 2017, respectively.

(b)	The impact of our derivative instruments is reflected in the weighted-average interest rates.

Cash Resources

At June 30, 2018, our cash resources consisted primarily of cash and cash equivalents totaling $91.0 million. Of this amount, $35.3 million, at then-current exchange rates, was held in foreign subsidiaries, but we could be subject to restrictions or significant costs should we decide to repatriate these funds. As of the date of this Report, we also had unused capacity of $110.5 million on our Senior Credit Facility. Our cash resources may be used for future investments and can be used for working capital needs, other commitments, and distributions to our stockholders. In addition, our unleveraged properties had an aggregate carrying value of $737.2 million at June 30, 2018, although there can be no assurance that we would be able to obtain financing for these properties.

CPA:17 – Global 6/30/2018 10-Q – 55

Cash Requirements

During the next 12 months, we expect that our cash requirements will include funding capital commitments, such as build-to-suit projects; paying distributions to our stockholders and to our affiliates that hold noncontrolling interests in entities we control; payments to acquire new investments; making scheduled mortgage debt service payments and repayments of borrowings under our Senior Credit Facility (Note 10); and paying costs related to the Proposed Merger; as well as other normal recurring operating expenses. Balloon payments totaling $130.1 million on our consolidated mortgage loan obligations are due during the next 12 months. Our Advisor is actively seeking to refinance certain of these loans, although there can be no assurance that it will be able to do so on favorable terms, or at all. Capital and other lease commitments totaling $70.5 million are expected to be funded during the next 12 months. We expect to fund capital commitments, any future investments, any capital expenditures on existing properties, scheduled and unscheduled debt payments on our mortgage loans, and repayments of borrowings under our Revolver through the use of our cash reserves; cash generated from operations; and proceeds from repayments of loans receivable, financings, and asset sales.

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements, and other contractual obligations (primarily our capital commitments and lease obligations) at June 30, 2018 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Mortgage debt, net — principal (a)	$1,823,257	$73,641	$663,892	$776,648	$309,076
Senior Credit Facility — Term Loan — principal (b) (c)	50,000	50,000	—	—	—
Senior Credit Facility — Revolver — principal (c)	35,993	35,993	—	—	—
Deferred acquisition fees — principal	4,015	2,649	1,366	—	—
Interest on borrowings and deferred acquisition fees	265,349	73,954	118,647	56,745	16,003
Operating and other lease commitments (d)	70,284	3,012	5,322	1,664	60,286
Asset retirement obligations, net (e)	17,369	—	—	—	17,369
Capital commitments (f)	68,403	67,537	866	—	—
	$2,334,670	$306,786	$790,093	$835,057	$402,734
__________

(a)	Excludes deferred financing costs totaling $6.8 million and unamortized discount, net of $4.6 million, which were included in Mortgage debt, net at June 30, 2018.

(b)
Excludes deferred financing costs of less than $0.1 million on our Term Loan within the Senior Credit Facility, which was initially scheduled to mature on August 26, 2018, unless extended pursuant to its terms (Note 10).

(c)
On July 24, 2018, we entered into an amendment to the Credit Agreement to exercise one of our two options to extend the Senior Credit Facility for an additional 12-month period to August 26, 2019 (Note 15).

(d)
Operating commitments consist of rental obligations under ground leases. Other lease commitments consist of our estimated share of future rents payable for the purpose of leasing office space pursuant to the advisory agreement. Amounts are estimated based on current allocation percentages among WPC and the other Managed Programs as of June 30, 2018 (Note 3).

(e)
Represents the estimated amount of future obligations for the removal of asbestos and environmental waste in connection with several of our investments, payable upon the retirement or sale of the assets.

(f)	Capital commitments include $67.4 million and $1.0 million related to unfunded construction commitments and tenant improvements allowances, respectively.

Amounts in the table above that relate to our foreign operations are based on the exchange rate of the local currencies at June 30, 2018, which consisted primarily of the euro. At June 30, 2018, we had no material capital lease obligations for which we were the lessee, either individually or in the aggregate.

CPA:17 – Global 6/30/2018 10-Q – 56

Equity Method Investments

We have interests in unconsolidated investments that primarily own single-tenant properties net leased to companies. Generally, the underlying investments are jointly owned with our affiliates (Note 6). At June 30, 2018, on a combined basis, these investments had total assets of approximately $4.6 billion and third-party non-recourse mortgage debt of $2.7 billion. At that date, our pro rata share of the aggregate debt for these investments was $427.0 million. Cash requirements with respect to our share of these debt obligations are discussed above under Cash Requirements.

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

CPA:17 – Global 6/30/2018 10-Q – 57

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

CPA:17 – Global 6/30/2018 10-Q – 58

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

CPA:17 – Global 6/30/2018 10-Q – 59

FFO, MFFO, and Adjusted MFFO were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income attributable to CPA:17 – Global	$19,555	$30,806	$46,292	$68,817
Adjustments:
Depreciation and amortization of real property	27,805	28,099	56,281	58,948
Gain on sale of real estate	—	(1,171)	(24)	(2,910)
Impairment charges on real estate	—	—	—	4,489
Proportionate share of adjustments to equity in net income of partially owned entities	8,481	9,917	17,219	17,941
Proportionate share of adjustments for noncontrolling interests (a)	(245)	(119)	(662)	(1,752)
Total adjustments	36,041	36,726	72,814	76,716
FFO (as defined by NAREIT) attributable to CPA:17 – Global	55,596	67,532	119,106	145,533
Adjustments:
Allowance for credit losses	6,168	—	6,168	—
Straight-line and other rent adjustments (b)	(2,898)	(4,400)	(5,978)	(8,663)
Merger and other expenses (c)	2,300	(440)	2,357	310
Unrealized losses (gains) on foreign currency, derivatives, and other	1,402	(8,956)	524	(11,572)
Amortization of premiums/discounts on debt investments, net	370	433	747	1,182
Above- and below-market rent intangible lease amortization, net (d) (e)	350	304	714	(18,511)
Realized gains on foreign currency, derivatives, and other	(95)	(1,211)	(2,718)	(3,811)
Loss on extinguishment of debt	—	353	—	1,967
Impairment charges on held to maturity securities	—	—	5,404	—
Proportionate share of adjustments to equity in net income of partially owned entities	725	3,719	693	8,115
Proportionate share of adjustments for noncontrolling interests	(188)	9	(176)	66
Total adjustments	8,134	(10,189)	7,735	(30,917)
MFFO attributable to CPA:17 – Global	63,730	57,343	126,841	114,616
Adjustments:
Deferred taxes and other adjustments	(5,897)	295	(8,257)	25
Hedging gains	1,231	967	2,998	3,580
Total adjustments	(4,666)	1,262	(5,259)	3,605
Adjusted MFFO attributable to CPA:17 – Global	$59,064	$58,605	$121,582	$118,221
__________

(a)	Amount for the six months ended June 30, 2017 includes $1.5 million related to an impairment charge recognized on one of our consolidated joint-venture investments (Note 8).

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

(c)	Amounts for both the three and six months ended June 30, 2018 are primarily comprised of costs incurred in connection with the Proposed Merger (Note 3).

CPA:17 – Global 6/30/2018 10-Q – 60

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

(e)
Amount for the six months ended June 30, 2017 includes a $15.7 million write-off and $3.3 million acceleration of a below-market rent lease liabilities related to the KBR, Inc. lease modification/termination (Note 13).

CPA:17 – Global 6/30/2018 10-Q – 61

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

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we have historically attempted to obtain non-recourse mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our joint investment partners have obtained, and may in the future obtain, variable-rate non-recourse mortgage loans and, as a result, we have entered into, and may continue to enter into swaptions, interest rate swap agreements or interest rate cap agreements with counterparties. See Note 9 for additional information on our interest rate swaps, caps, and swaptions.

At June 30, 2018, our outstanding debt either bore interest at fixed rates, bore interest at floating rates, was swapped or capped to a fixed rate, or bore interest at fixed rates that were scheduled to convert to then-prevailing market fixed rates at certain future points during their term. Our debt obligations are more fully described in Note 10 and Liquidity and Capital Resources — Summary of Financing in Item 7 above. The following table presents principal cash outflows based upon expected maturity dates of our debt obligations outstanding at June 30, 2018 (in thousands):

	2018 (Remaining)	2019	2020	2021	2022	Thereafter	Total	Fair value
Fixed-rate debt (a)	$41,596	$29,369	$124,160	$213,972	$270,228	$323,645	$1,002,970	$992,322
Variable-rate debt (a) (b)	$93,200	$44,043	$301,013	$233,274	$78,210	$156,540	$906,280	$904,327
__________

(a)	Amounts are based on the exchange rate at June 30, 2018, as applicable.

(b)
Includes the $50.0 million Term Loan and $36.0 million Revolver under our Senior Credit Facility, which was initially scheduled to mature on August 26, 2018, unless extended pursuant to its terms. On July 24, 2018, we entered into an amendment to the Credit Agreement to exercise one of our two options to extend the Senior Credit Facility for an additional 12-month period, which is now scheduled to mature on August 26, 2019 (Note 15).

At June 30, 2018, the estimated fair value of our fixed-rate debt, as well as any variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps, is affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at June 30, 2018 by an aggregate increase of $41.7 million or an aggregate decrease of $57.9 million, respectively. Annual interest expense on our unhedged variable-rate debt at June 30, 2018 would increase or decrease by $4.6 million for each respective 1% change in annual interest rates.

CPA:17 – Global 6/30/2018 10-Q – 62

As more fully described under Liquidity and Capital Resources — Summary of Financing in Item 2 above, a portion of our variable-rate debt in the table above bore interest at fixed rates at June 30, 2018, but has interest rate reset features that will change the fixed interest rates to then-prevailing market fixed rates at certain points during their term. This debt is generally not subject to short-term fluctuations in interest rates.

Foreign Currency Exchange Rate Risk

We own international investments, primarily in Europe and Asia, and as a result, are subject to risk from the effects of exchange rate movements in various foreign currencies, primarily the euro and, to a lesser extent, the British pound sterling, the Japanese yen, and the Norwegian krone, which may affect future costs and cash flows. Although all of our international investments through the second quarter of 2018 were conducted in these currencies, we may conduct business in other currencies in the future. We manage foreign currency exchange rate movements by generally placing both our debt service obligation to the lender and the tenant’s rental obligation to us in the same currency. This reduces our overall exposure to the actual equity that we have invested and the equity portion of our cash flow. In addition, we may use currency hedging to further reduce the exposure to our equity cash flow. We are generally a net receiver of these currencies (we receive more cash than we pay out), therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar, relative to the foreign currency.

We have obtained, and may in the future obtain, non-recourse mortgage financing in local currencies. To the extent that currency fluctuations increase or decrease rental revenues, as translated to U.S. dollars, the change in debt service, as translated to U.S. dollars, will partially offset the effect of fluctuations in revenue and, to some extent, mitigate the risk from changes in foreign currency exchange rates. We enter into foreign currency forward contracts and collars to hedge certain of our foreign currency cash flow exposures. See Note 9 for additional information on our foreign currency forward contracts and collars.

Scheduled future minimum rents, exclusive of renewals, under non-cancelable operating leases, for our consolidated foreign operations for the remainder of 2018, during each of the next four calendar years following December 31, 2018 and thereafter, are as follows (in thousands):

Lease Revenues (a)	2018 (Remaining)	2019	2020	2021	2022	Thereafter	Total
Euro (b)	$59,825	$118,799	$119,306	$118,418	$118,078	$757,232	$1,291,658
British pound sterling (c)	2,606	5,170	5,184	5,170	5,170	41,703	65,003
Japanese yen (d)	1,388	2,754	2,762	2,754	664	—	10,322
	$63,819	$126,723	$127,252	$126,342	$123,912	$798,935	$1,366,983

Scheduled debt service payments (principal and interest) for mortgage notes payable for our consolidated foreign operations and our Revolver for the remainder of 2018, during each of the next four calendar years following December 31, 2018 and thereafter, are as follows (in thousands):

Debt Service (a) (e)	2018 (Remaining)	2019	2020	2021	2022	Thereafter	Total
Euro (b)	$28,382	$28,161	$104,947	$159,743	$89,705	$174,465	$585,403
British pound sterling (c) (f)	858	12,347	439	17,165	—	—	30,809
Japanese yen (d) (f)	20,845	—	—	—	—	—	20,845
	$50,085	$40,508	$105,386	$176,908	$89,705	$174,465	$637,057
__________

(a)
Amounts are based on the applicable exchange rates at June 30, 2018. Contractual rents and debt obligations are denominated in the functional currency of the country of each property. Our foreign operations denominated in the Norwegian krone are related to an unconsolidated jointly owned investment and is excluded from the amounts in the tables.

(b)
We estimate that, for a 1% increase or decrease in the exchange rate between the euro and the U.S. dollar, there would be a corresponding change in the projected estimated property-level cash flow at June 30, 2018 of $7.1 million.

(c)
We estimate that, for a 1% increase or decrease in the exchange rate between the British pound sterling and the U.S. dollar, there would be a corresponding change in the projected estimated property-level cash flow at June 30, 2018 of $0.3 million.

(d)
We estimate that, for a 1% increase or decrease in the exchange rate between the Japanese yen and the U.S. dollar, there would be a corresponding change in the projected estimated property-level cash flow at June 30, 2018 of $0.1 million.

CPA:17 – Global 6/30/2018 10-Q – 63

(e)	Interest on unhedged variable-rate debt obligations was calculated using the applicable annual interest rates and balances outstanding at June 30, 2018.

(f)
On July 24, 2018, we entered into an amendment to the Credit Agreement to exercise one of our two options to extend the Senior Credit Facility for an additional 12-month period, from August 26, 2018 to August 26, 2019 (Note 15).

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

For the three months ended June 30, 2018, our consolidated portfolio had the following significant characteristics in excess of 10%, based on the percentage of our consolidated total revenues:

•	69% related to domestic properties; and

•	31% related to international properties.

At June 30, 2018, our net-leased portfolio, which excludes investments within our Self Storage segment as well as in our All Other category, had the following significant property and lease characteristics in excess of 10% in certain areas, based on the percentage of our pro rata ABR as of that date:

•	58% related to domestic properties;

•	42% related to international properties;

•	28% related to office facilities, 28% related to warehouse facilities, 23% related to retail facilities, and 15% related to industrial facilities; and

•	29% related to the retail stores industry, 11% related to the business services industry, and 10% related to the grocery industry.

CPA:17 – Global 6/30/2018 10-Q – 64

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of June 30, 2018 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

CPA:17 – Global 6/30/2018 10-Q – 65

PART II — OTHER INFORMATION

Item 1A. Risk Factors.

We are including the following additional risk factors, which should be read in conjunction with our description of risk factors provided in Part I, Item 1A. Risk Factors in our 2017 Annual Report:

The pendency of the Proposed Merger could adversely affect our business and operations.

While we are undertaking the transaction described in the Merger Agreement, our tenants may delay or defer certain business decisions, such as whether or not to renew a lease, which could negatively impact our revenues, earnings, cash flows, and expenses, regardless of whether or not the Proposed Merger is completed. In addition, due to operating covenants in the Merger Agreement, we may restricted in our ability to pursue certain strategic transactions, undertake certain significant capital projects or financing transactions and otherwise pursue actions that outside of the ordinary course of business, even if such actions would prove beneficial.

Failure to complete the Proposed Merger could negatively affect us.

It is possible that the Proposed Merger may not be completed. The parties’ respective obligations to complete the Proposed Merger are subject to the satisfaction or waiver of specified conditions, some of which are beyond the control of WPC and us. If the Proposed Merger is not completed, we may be subject to a number of material risks, including the following:

•
our stockholders would not have had the opportunity to achieve the liquidity event provided by the Proposed Merger and our board of directors would have to review other alternatives for liquidity, which may not occur in the near future or on terms as favorable as the Proposed Merger;

•
we have incurred and expect to incur substantial costs and expenses related to the Proposed Merger, such as legal, accounting, and financial advisor fees, which will be payable by us even if the Proposed Merger is not completed, and are only subject to reimbursement under certain limited circumstances;

•	we may be required to pay a termination fee to WPC in the amount of $114.0 million if the Merger Agreement is terminated under certain circumstances; and

•	we may be required to pay WPC’s out-of-pocket expenses incurred in connection with the Proposed Merger if the Merger Agreement is terminated under certain circumstances.

CPA:17 – Global 6/30/2018 10-Q – 66

Item 2. Unregistered Sales of Equity Securities.

Unregistered Sales of Equity Securities

During the three months ended June 30, 2018, we issued 746,284 shares of our common stock to our Advisor as consideration for asset management fees. These shares were primarily issued at $10.04 per share, which represented our most recently published NAV, as approved by our board of directors at the date of issuance. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(a)(2) of the Securities Act of 1933, as amended, the shares issued were deemed to be exempt from registration. In acquiring our shares, our Advisor represented that such interests were being acquired by it for investment purposes and not with a view to the distribution thereof. From inception through June 30, 2018, we have issued a total of 16,131,967 shares of our common stock to our Advisor as consideration for asset management fees.

All prior sales of unregistered securities have been reported in our previously filed quarterly and annual reports on Form 10-Q and Form 10-K, respectively.

In light of the Proposed Merger, in June 2018 our board of directors approved the payment of all asset management fees in cash instead of shares of our common stock, effective as of June 1, 2018.

Issuer Purchases of Equity Securities

The following table provides information with respect to repurchases of our common stock during the three months ended June 30, 2018:

	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or program (a)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or program (a)
2018 Period
April	—	$—	N/A	N/A
May	900	10.00	N/A	N/A
June	1,813,561	9.49	N/A	N/A
Total	1,814,461
__________

(a)
Represents shares of our common stock requested to be repurchased under our redemption plan, pursuant to which we may elect to redeem shares at the request of our stockholders subject to certain exceptions, conditions, and limitations. The maximum amount of shares purchasable by us in any period depends on a number of factors and is at the discretion of our board of directors. In light of the Proposed Merger, in June 2018, our board of directors suspended permitted distribution reinvestments under our DRIP and repurchases of shares of our common stock from our stockholders (except for special circumstance redemptions) in accordance with our discretionary quarterly redemption plan (Note 3). During the three months ended June 30, 2018, we received 498 redemption requests for our common stock. As of the date of this Report, we have fulfilled all of the valid requests that we received during the three months ended June 30, 2018. The average price paid per share will vary depending on the number of redemption requests that were made during the period, the most recently published NAV, and the amount of time a stockholder has held their respective shares.

CPA:17 – Global 6/30/2018 10-Q – 67

Item 6. Exhibits.

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
10.1
Agreement and Plan of Merger dated as of June 17, 2018, by and between Corporate Property Associates 17 – Global Incorporated, W. P. Carey Inc., CPA17 Merger Sub LLC, and, for the limited purposes set forth therein, Carey Asset Management Corp., W. P. Carey & Co. B.V., W. P. Carey Holdings, LLC, and CPA®: 17 Limited Partnership.
Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K (File No. 000-52891) filed with the SEC on June 18, 2018

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

CPA:17 – Global 6/30/2018 10-Q – 68

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corporate Property Associates 17 – Global Incorporated

Date:	August 9, 2018	By:	/s/ Mallika Sinha
Mallika Sinha
Chief Financial Officer
(Principal Financial Officer)

CPA:17 – Global 6/30/2018 10-Q – 69

EXHIBIT INDEX

The following exhibits are filed with this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
10.1
Agreement and Plan of Merger dated as of June 17, 2018, by and between Corporate Property Associates 17 – Global Incorporated, W. P. Carey Inc., CPA17 Merger Sub LLC, and, for the limited purposes set forth therein, Carey Asset Management Corp., W. P. Carey & Co. B.V., W. P. Carey Holdings, LLC, and CPA®: 17 Limited Partnership.
Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K (File No. 000-52891) filed with the SEC on June 18, 2018

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